Form 10-Q
period 1996-03-31
REPUBLIC ENVIRONMENTAL SYSTEMS INC
filed 1996-05-13
CIK 944148

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            --------------------
                                   FORM 10-Q
(MARK ONE)

         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                      OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM                TO             .
                                               ---------------    ------------

                       COMMISSION FILE NUMBER 0-25890

                             ------------------

                      REPUBLIC ENVIRONMENTAL SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ------------------

            DELAWARE                                     22-2769024
     (STATE OF INCORPORATION)                (IRS EMPLOYER IDENTIFICATION NO.)
       16 SENTRY PARK WEST
  1787 SENTRY PARKWAY WEST, SUITE 400
     BLUE BELL, PENNSYLVANIA                                19422
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (215) 283-4900

                               ------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/    No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock, $0.01 Par Value,  5,392,715 shares
                        outstanding as of May 3, 1996

================================================================================

             REPUBLIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                                     INDEX


                                                                                                                 Page
                                                                                                                 ----
PART I - Financial Information

         Item 1. Financial Statements:
                   Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995 . . . . . . . . . . .     2
                   Consolidated and Combined Statements of Operations for the three months ended
                     March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
                   Consolidated and Combined Statements of Cash Flows for the three months ended
                     March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
                   Notes to Consolidated and Combined Financial Statements. . . . . . . . . . . . . . . . . . .     5
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . .     6
PART II - Other Information
         Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
         Item 2. Change in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
         Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
         Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . .     9
         Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

             REPUBLIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  March 31,      December 31,
                                    ASSETS                                           1996             1995
                                                                               --------------   -------------
                                                                                 (Unaudited)
 CURRENT ASSETS
          Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .        $  1,926        $   3,255
          Accounts receivable, less allowance for doubtful accounts of
             $1,090 and $1,031, respectively . . . . . . . . . . . . . . . .           6,763            7,614
          Other current assets . . . . . . . . . . . . . . . . . . . . . . .           1,421            1,445
                                                                                    --------        ---------
                  TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .          10,110           12,314
 Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .          19,678           19,469
 Goodwill, net of accumulated amortization of $1,264 and $1,187,
 respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,061            9,109

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             848              858
                                                                                    --------        ---------
                  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .        $ 39,697        $  41,750
                                                                                    ========        =========
                     LIABILITIES AND STOCKHOLDER'S EQUITY
 CURRENT LIABILITIES
          Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .        $  2,120        $   2,568
          Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .           2,413            2,825
          Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .              78              193
          Current maturities of long-term debt and capitalized lease
          obligations  . . . . . . . . . . . . . . . . . . . . . . . . . . .             453              507
          Current portion of accrued environmental costs . . . . . . . . . .           1,849            1,999
          Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .              60               56
                                                                                    --------        ---------
                  TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . .           6,973            8,148

 Long-term debt and capitalized lease obligations, net of current maturities             547              618
 Accrued environmental costs, net of current portion   . . . . . . . . . . .           1,781            1,790
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,218            2,344
 Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             257              257
                                                                                    --------        ---------
                  TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . .          11,776           13,157
                                                                                    --------        ---------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
          Common stock, par value $0.01 per share; 20,000,000 shares
            authorized, 5,387,235 issued . . . . . . . . . . . . . . . . . .              57               57
          Additional paid-in capital . . . . . . . . . . . . . . . . . . . .          28,160           27,710
          Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .             512              778
          Cumulative translation adjustment  . . . . . . . . . . . . . . . .             232              193
          Treasury stock, 347,921 shares, at cost  . . . . . . . . . . . . .          (1,040)            (145)
                                                                                    --------        ---------
                  TOTAL STOCKHOLDER'S EQUITY . . . . . . . . . . . . . . . .          27,921           28,593
                                                                                    --------        ---------
                  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY . . . . . . . .        $ 39,697        $  41,750
                                                                                    ========        =========

   The accompanying notes are an integral part of these financial statements.

             REPUBLIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                ----------------------

                                                                             1996                     1995
                                                                             ----                     ----
 Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   7,971                 $ 12,148

 Expenses:
   Cost of operations  . . . . . . . . . . . . . . . . . . . . . . . .      6,043                    8,759
   Selling, general and administrative . . . . . . . . . . . . . . . .      2,372                    2,566
                                                                        ---------                 --------
          Operating income (loss)  . . . . . . . . . . . . . . . . . .       (444)                     823

 Other (income) expense:
   Interest and other income . . . . . . . . . . . . . . . . . . . . .       (113)                     (65)
   Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .         92                       82
                                                                        ---------                 --------
 Income (loss) before income taxes . . . . . . . . . . . . . . . . . .       (423)                     806
 Income tax (benefit) provision  . . . . . . . . . . . . . . . . . . .       (157)                     298
                                                                        ---------                 --------
          Net (loss) income  . . . . . . . . . . . . . . . . . . . . .  $    (266)                $    508
                                                                        =========                 ========


 (Loss) earnings per common and common equivalent share  . . . . . . .  $    (.05)                $   0.09
                                                                        =========                 ========

 Weighted average common and common equivalent shares  . . . . . . . .      5,465                    5,458
                                                                        =========                 ========





   The accompanying notes are an integral part of these financial statements.

             REPUBLIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     Three Months Ended March 31,
                                                                         --------------------------------------------------
                                                                                 1996                    1995
                                                                                 ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income  . . . . . . . . . . . . . . . . . .                     $    (266)               $    508
  Adjustments to reconcile net (loss) income
  to net cash provided by operations:
    Depreciation and amortization . . . . . . . . . . .                           541                     590
    Provision for doubtful accounts . . . . . . . . . .                            69                     229
    Provision for accrued environmental costs . . . . .                            74                      99
    Gain on the sale of equipment . . . . . . . . . . .                           (57)                    (14)
    Changes in assets and liabilities -
      Accounts receivable . . . . . . . . . . . . . . .                           787                     666
      Prepaid expenses and other assets . . . . . . . .                           256                    (393)
      Accounts payable and accrued liabilities  . . . .                          (733)                 (1,033)
      Income taxes payable  . . . . . . . . . . . . . .                             4                     142
      Due to Republic Industries, Inc.  . . . . . . . .                             -                     762
      Other liabilities . . . . . . . . . . . . . . . .                          (332)                   (406)
                                                                            ---------                --------
            Net cash provided by operations . . . . . .                           343                   1,150
                                                                            ---------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions   . . . . . . . . . . . . . . . . .                          (666)                   (853)
  Proceeds from the sale of equipment . . . . . . . . .                            57                      31
                                                                            ---------                --------
            Net cash used in investing activities . . .                          (609)                   (822)
                                                                            ---------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts paid to Republic Industries, Inc.   . . . . .                             -                    (501)
  Cash received from Stout - capital contribution . . .                            74                       -
  Payments on payroll taxes from stock options  . . . .                            (2)                      -
  Purchase of treasury stock  . . . . . . . . . . . . .                          (895)                      -
  Payments of long-term debt and notes payable  . . . .                          (240)                   (293)
  Proceeds from long-term debt and notes payable  . . .                             -                     128
                                                                             --------                --------
            Net cash used in financing activities . . .                        (1,063)                   (666)
                                                                             --------                --------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . .                        (1,329)                   (338)
CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . .                         3,255                   1,433
                                                                             --------                --------
  End of period . . . . . . . . . . . . . . . . . . . .                      $  1,926                $  1,095
                                                                             ========                ========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest  . . . . . . . . . . . . . . . . . . . . . .                         $  92                   $  79
  Income taxes  . . . . . . . . . . . . . . . . . . . .                         $  31                   $   9

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Equipment purchases of $0 and $536 were financed in the three months ended
  March 31, 1996 and 1995, respectively by borrowings and capitalized lease obligations.


   The accompanying notes are an integral part of these financial statements.

             REPUBLIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated and combined financial statements at March 31, 1996 include the accounts of Republic Environmental Systems, Inc. and its subsidiaries ("RESI"), the successor to the business of Stout Environmental, Inc. ("Stout"), a Delaware corporation, acquired by Republic Industries, Inc. ("RII"), formerly Republic Waste Industries, Inc. in March 1992, as well as the accounts of Republic Environmental Systems Ltd. ("RESL") (formerly known as Great Lakes Environmental Group Ltd.), the former Canadian hazardous waste services subsidiary of RII, which was acquired by RII in July 1991 and was contributed to RESI as of the Distribution Date (collectively, the "Company"). One of RESI's subsidiaries, Republic Environmental Systems (Cleveland) (RES (Cleveland)), Inc. (formerly known as Evergreen Environmental Group, Inc.), was acquired by RII in September 1991, in a transaction separate from the Stout acquisition and was contributed to RESI in May 1993. The accounts of RESI and all its majority owned subsidiaries are included in the accompanying consolidated financial statements. All significant intercompany transactions have been eliminated.

The consolidated and combined financial statements of RESI and its subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

Results of operations for any three month period are not necessarily indicative of the results of operations for a full year.

The combined financial statements for all periods presented prior to the Distribution Date include the historical accounts and operations of the former RII businesses that now comprise the Company. Material transactions between entities included herein have also been eliminated.

2.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

The computation of weighted average common and common equivalent shares used in the calculation of earnings per share for the three months ended March 31, 1996 is shown below (in thousands):

                                                                             Three Months Ended
                                                                               March 31, 1996
                                                                              ----------------
Common shares outstanding, net of treasury shares . . . .                               5,632
Effect of stock options and warrants assumed exercisable                                   13
Effect of using weighted average common shares outstanding
during the period . . . . . . . . . . . . . . . . . . . .                                (180)
                                                                                   ----------
Weighted average common and common equivalent shares  . .                               5,465
                                                                                   ==========

Earnings per share for the three months ended March 31, 1995 has been determined based on the assumed weighted average number of shares of common stock, $.01 par value per share, of RESI ("common stock") outstanding which was considered to be equal to one-fifth of the weighted average number of shares of RII's common stock for the respective periods.

             REPUBLIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The difference between shares for primary and fully diluted earnings per common and common equivalent share was not significant for the periods presented.

3.  TREASURY STOCK

During 1995 the Board of Directors adopted resolutions authorizing, but not requiring, the Company to purchase up to a total of 250,000 shares of its Common Stock from time to time. Through December 31, 1995, the Company acquired 51,000 shares for an aggregate value of approximately $145,000. In February, 1996 the Board of Directors adopted resolutions authorizing an additional 250,000 shares to be repurchased and since January 1, 1996 the Company had repurchased 297,000 shares for an aggregate value of approximately $896,000. Repurchases have been effected at prevailing market prices from time to time on the open market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Company's Consolidated Statements of Operations bear to total revenue and other pertinent data:

                                                                        Three Months Ended
                                                                             March 31,
                                                                    -------------------------



                                                                       1996                   1995
                                                                       ----                   ----
 STATEMENTS OF OPERATIONS DATA:
 Revenue . . . . . . . . . . . . . . . . . . . . . . . . .                  100.0%                100.0%
 Cost of operations  . . . . . . . . . . . . . . . . . . .                   75.8                  72.1
 Selling, general and administrative expenses  . . . . . .                   29.8                  21.1
                                                                        ----------           -----------
 Operating income  . . . . . . . . . . . . . . . . . . . .                   (5.6%)                 6.8%
                                                                        ==========           ===========




Revenue

Revenue for the first quarter of 1996 decreased to $8.0 million from $12.1 million in the first quarter of 1995. This decrease is primarily the result of a decrease in services provided due to the severe winter weather conditions experienced throughout the Northeastern United States and Canada. Also, the Company continues to be effected by the delay in the granting of certain permit extensions and revisions at the Company's Cleveland, Ohio facility that were anticipated to coincide with the closure of the Company's Dayton, Ohio facility in the fourth quarter of 1995.

Cost of Operations

Cost of operations decreased $2.8 million, or 32.0%, to $6.0 million in the first quarter of 1996 from $8.8 million in the first quarter of 1995. As a percentage of revenue these costs were 75.8% and 72.1% respectively. This decrease is a result of the decrease in services provided in 1996 due to the adverse weather conditions described above. In addition several factors including the continued intense competition in the hazardous waste management industry and the uncertainties that prevail regarding state and federal regulation changes which affect waste generators have had an adverse affect on pricing and margins within the industry.

Selling, general and administrative expenses decreased by 7.7% to $2.4 million in the quarter ended March 31, 1996 from $2.6 million in the same period in 1995. This decrease is a result of the Company's continued measures to reduce costs. As a percentage of revenue these costs were approximately 29.8% and 21.1%, respectively.

Interest Expense

Interest expense increased slightly to $92,000 in the quarter ended March 31, 1996 from $82,000 in the same period in 1995.

Income Taxes

The Company recorded an income tax benefit of $157,000 the three months ended March 31, 1996, reflecting an effective tax rate of approximately 37.0%. The Company's income tax provision in the same period for 1995 was $298,000 reflecting an effective tax rate of approximately 37.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company made capital expenditures of $0.7 million in the first three months of 1996 which included expenditures to upgrade existing waste treatment, storage and disposal ("TSD") facilities and fixed assets for normal replacement, compliance with regulations and market development. The Company anticipates that it may make up to approximately $4.8 million in capital expenditures during the remainder of 1996 to upgrade existing TSD facilities and comply with current and proposed regulations. The Company considers its financial resources to be adequate to fund its capital expenditures for 1996.

In May 1995, the Company secured a $6.0 million credit facility with a United States commercial bank to provide the Company with additional liquidity and working capital. This facility provides for borrowings at the prime lending rate plus 0.5% or adjusted LIBOR rate plus 2.5%, which would be 8.75% and 7.95% at March 31, 1996 respectively, and will mature in 1998. Up to $4.5 million of the credit facility is available for the issuance of standby letters of credit. At March 31, 1996 the Company had issued $2.6 million in standby letters of credit and had no cash borrowing under the credit facility. The credit facility contains various affirmative and negative covenants which, among other things, restrict the payment of dividends and require the maintenance of certain financial ratios. Borrowings under the credit facility are secured by substantially all of the Company's U.S. based assets.

In April 1995, the Board of Directors of RESI authorized the Company to repurchase up to 250,000 shares or 4.6% of its Common Stock during 1995 as deemed appropriate by management and an additional 250,000 repurchase was authorized in February 1996. Between April 26, 1995 and early March 1996 the Company had repurchased approximately 348,000 shares of its Common Stock for a cost of approximately $1 million under the previously announced repurchase programs authorized by the Board of Directors. The repurchases have been made at prevailing market prices from time to time on the open market. The repurchased shares will represent additions to treasury stock and may be retired or used for future acquisitions.

Cash flow from operations was $0.3 million in the three months ended March 31,
1996, compared with $1.2 million in the same period in 1995.   In the first
three months of 1996 and 1995, the Company made capital expenditures from cash on hand and operating cash flow. The Company anticipates that in the remainder of 1996, it will continue to fund expenditures from cash on hand and operating cash flow supplemented by borrowing under its revolving credit facility, as necessary. Management believes that the Company currently has sufficient cash and lines of credit to fund current operations and expansion thereof.

INFLATION AND PREVAILING ECONOMIC CONDITIONS

To date, inflation has not had a significant impact on the Company's operations. The Company has no long-term fixed-price contracts and the Company believes it will be able to pass through most cost increases resulting from inflation to its customers. As discussed in Results of Operations above, in recent years the Company has been adversely affected by changes in the hazardous waste service sector in the United States and a weak economy in the Canadian market place and is unable to determine the future impact of a sustained economic downturn.

FOREIGN CURRENCY TRANSACTIONS

The Company is subject to the effects of Canadian currency fluctuations, however the Company derives less than 12% of its revenues and operating profits from Canadian sources. There was no material effect on foreign cash balances of foreign currency translations in the first three months of 1996 and 1995.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No reportable events have occurred which would require modification of the discussion under Item 3 - Legal Proceedings contained in the Company's report on Form 10-K for the year ended December 31, 1995.

ITEM 2.  CHANGE IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Environmental Systems, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        REPUBLIC ENVIRONMENTAL SYSTEMS, INC.



                                        By:/s/      MICHAEL D. SCHMIDT
                                           ------------------------------------
                                                   Michael D. Schmidt
                                                   Secretary/Treasurer
                                                   (As authorized Officer and
                                                   Principal Accounting Officer)





May 10, 1996