Form 10-Q
period 1996-06-30
REPUBLIC ENVIRONMENTAL SYSTEMS INC
filed 1996-08-14
CIK 944148

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________
                                  FORM 10-Q
(MARK ONE)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM_________________ TO _________________.

                         COMMISSION FILE NUMBER 0-25890
                               __________________

                      REPUBLIC ENVIRONMENTAL SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                               __________________


             DELAWARE                                22-2769024
       (STATE OF INCORPORATION)             (IRS EMPLOYER IDENTIFICATION NO.)
         16 SENTRY PARK WEST
  1787 SENTRY PARKWAY WEST, SUITE 400
        BLUE BELL, PENNSYLVANIA                        19422
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (215) 283-4900
                               __________________



 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [  ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.01 Par Value, 10,856,278 shares outstanding as of
                                    August 2, 1996

=============================================================================

             REPUBLIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                                     INDEX


                                                                                                                                Page
                                                                                                                               ----
PART I - Financial Information

         Item 1. Financial Statements:
                   Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995  . . . . . . . . . . . . . .             2
                   Consolidated Statements of Operations for the three and six months ended
                     June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3
                   Consolidated Statements of Cash Flows for the six months ended
                     June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4
                   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . .             7
PART II - Other Information
         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10
         Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .            10
         Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10
         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10
         Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11


             REPUBLIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                     June 30,        December 31,
                                     ASSETS                                            1996              1995
                                                                                 ---------------   ---------------
                                                                                   (Unaudited)
  CURRENT ASSETS
          Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .        $  2,442          $  3,255
          Accounts receivable, less allowance for doubtful accounts of
             $1,036 and $1,031, respectively  . . . . . . . . . . . . . . . .           6,184             7,614
          Other current assets  . . . . . . . . . . . . . . . . . . . . . . .           1,625             1,445
                                                                                     --------          --------
                   TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .          10,251            12,314
  Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .          20,322            19,469
  Goodwill, net of accumulated amortization of $1,326 and $1,187,                       8,984             9,109
  respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             868               858
                                                                                     --------          --------
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 40,425          $ 41,750
                                                                                     ========          ========
                   TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .

                      LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
          Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .        $  2,516          $  2,568
          Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . .           1,991             2,825
          Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . .             403               193
          Current maturities of long-term debt and capitalized lease                      423               507
          obligations   . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,759             1,999
          Current portion of accrued environmental costs  . . . . . . . . . .              60                56
                                                                                     --------          --------
          Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . .           7,152             8,148
                   TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . .             454               618
  Long-term debt and capitalized lease obligations, net of current maturities           1,810             1,790
  Accrued environmental costs, net of current portion   . . . . . . . . . . .           2,437             2,344
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .             257               257
                                                                                     --------          --------
  Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,110            13,157
                                                                                     --------          --------

                   TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . .


  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY
          Common stock, par value $0.01 per share;
                   20,000,000 shares                                                      109               114
            authorized, 10,855,238 and 11,366,432 shares issued, respectively          27,479            27,653
          Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .             531               778
          Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . .             196               193
          Cumulative translation adjustment   . . . . . . . . . . . . . . . .               -              (145)
                                                                                     --------          --------
          Treasury stock, 102,000 shares, at cost   . . . . . . . . . . . . .          28,315            28,593
                                                                                     --------          --------
                   TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . .        $ 40,425          $ 41,750
                                                                                     ========          ========
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . .

      The accompanying notes are an integral part of these financial statements.

             REPUBLIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                             Three Months Ended           Six Months Ended
                                                                                    June 30,                     June 30,
                                                                          -------------------------      ---------------------

                                                                              1996          1995          1996          1995
                                                                              ----          ----          ----          ----

  Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  7,825      $ 13,017      $ 15,796      $ 25,165

  Expenses:
    Cost of operations  . . . . . . . . . . . . . . . . . . . . . . . .        5,806         9,364        11,849        18,123
    Selling, general and administrative . . . . . . . . . . . . . . . .        2,284         2,526         4,656         5,092
                                                                            --------      --------      --------      --------
             Operating income (loss)  . . . . . . . . . . . . . . . . .         (265)        1,127          (709)        1,950

  Other (income) expense:
    Interest and other income . . . . . . . . . . . . . . . . . . . . .         (313)          (53)         (426)         (118)
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .           18            72           110           154
                                                                            --------      --------      --------      --------
  Income (loss) before income taxes . . . . . . . . . . . . . . . . . .           30         1,108          (393)        1,914
  Income tax provision (benefit)  . . . . . . . . . . . . . . . . . . .           11           410          (146)          708
                                                                            --------      --------      --------      --------
             Net (loss) income  . . . . . . . . . . . . . . . . . . . .           19      $    698      $   (247)     $  1,206
                                                                            --------      ========      ========      ========



  Earnings per common and common equivalent share. . . . . . . . . . .      $    -        $   0.06      $  (0.02)     $   0.11
                                                                            ========      ========      ========      ========

  Weighted average common and common equivalent shares  . . . . . . . .       11,325        10,790        11,150        10,850
                                                                            ========      ========      ========      ========








      The accompanying notes are an integral part of these financial statements.

             REPUBLIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     Six Months Ended June 30,
                                                                         ----------------------------------------------
                                                                                 1996                      1995
                                                                                 ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income  . . . . . . . . . . . . . . . . . .                   $     (247)                $  1,206
  Adjustments to reconcile net (loss) income
  to net cash provided by operations:
    Depreciation and amortization . . . . . . . . . . .                        1,078                    1,184
    Provision for doubtful accounts . . . . . . . . . .                           98                      424
    Provision for accrued environmental costs . . . . .                          148                      204
    Loss (gain) on the sale of equipment  . . . . . . .                          (64)                     (20)
    Changes in assets and liabilities -
      Accounts receivable . . . . . . . . . . . . . . .                        1,337                    1,404
      Prepaid expenses and other assets . . . . . . . .                         (354)                    (537)
      Accounts payable and accrued liabilities  . . . .                       (1,015)                    (378)
      Income taxes payable  . . . . . . . . . . . . . .                            4                      144
      Due to Republic Industries, Inc.  . . . . . . . .                            -                      762
      Other liabilities . . . . . . . . . . . . . . . .                         (192)                  (1,367)
                                                                          ----------                 --------
            Net cash provided by operations . . . . . .                          793                    3,026
                                                                          ----------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions   . . . . . . . . . . . . . . . . .                       (1,704)                  (2,201)
  Proceeds from the sale of equipment . . . . . . . . .                          119                       41
                                                                          ----------                 --------
            Net cash used in investing activities . . .                       (1,585)                  (2,160)
                                                                          ----------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock options . . . . . . . . . . . . .                          872                        -
  Capital contributions from Republic Industries, Inc.                            -                     2,191
  Repayment of borrowings from Republic Industries, Inc.                          -                      (501)
  Cash received from Stout-capital contribution   . . .                           74                    2,454
  Purchase of treasury stock  . . . . . . . . . . . . .                         (895)                    (141)
  Payments of long-term debt and notes payable  . . . .                         (440)                  (3,044)
  Proceeds from long-term debt and notes payable  . . .                          368                      319
                                                                          ----------                 --------
            Net cash (used) provided in financing activities                     (21)                   1,278
                                                                                                     --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  . . .                         (813)                   2,144
CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . .                        3,255                    1,433
                                                                          ----------                 --------
  End of period . . . . . . . . . . . . . . . . . . . .                   $    2,442                 $  3,577
                                                                          ==========                 ========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest  . . . . . . . . . . . . . . . . . . . . . .                   $      110                 $    152
  Income taxes  . . . . . . . . . . . . . . . . . . . .                   $       89                 $     65

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Equipment purchases of $0 and $536 were financed in the six months ended June 30, 1996 and 1995, respectively by borrowings and capitalized lease obligations.


      The accompanying notes are an integral part of these financial statements.

             REPUBLIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements at June 30, 1996 include the accounts of Republic Environmental Systems, Inc. and its subsidiaries ("RESI"), the successor to the business of Stout Environmental, Inc. ("Stout"), a Delaware corporation, acquired by Republic Industries, Inc. ("RII"), formerly Republic Waste Industries, Inc. in March 1992, as well as the accounts of Republic Environmental Systems Ltd. ("RESL") (formerly known as Great Lakes Environmental Group Ltd.), the former Canadian hazardous waste services subsidiary of RII, which was acquired by RII in July 1991 and was contributed to RESI as of the Distribution Date (collectively, the "Company"). One of RESI's subsidiaries, Republic Environmental Systems (Cleveland) (RES (Cleveland)), Inc. (formerly known as Evergreen Environmental Group, Inc.), was acquired by RII in September 1991, in a transaction separate from the Stout acquisition and was contributed to RESI in May 1993. The accounts of RESI and all its majority owned subsidiaries are included in the accompanying consolidated financial statements. All significant intercompany transactions have been eliminated.

The consolidated financial statements of RESI and its subsidiaries included herein have been prepared by RESI, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of RESI, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in RESI's latest annual report on Form 10-K.

Results of operations for any six month period are not necessarily indicative of the results of operations for a full year.

2.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

The computation of weighted average common and common equivalent shares used in the calculation of earnings per share for the three and six months ended June 30, 1996 is shown below (in thousands):

Three Months Ended                                                                                 Six Months Ended
                                                                    June 30, 1996                    June 30, 1996
                                                                   --------------                  ----------------

Common shares outstanding, net of treasury shares . . . .           $   10,855                             10,855
Effect of stock options and warrants assumed exercisable                   497                                299
Effect of using weighted average common shares outstanding
during the period . . . . . . . . . . . . . . . . . . . .                  (27)                                (4)
                                                                    ----------                        -----------
Weighted average common and common equivalent shares  . .           $   11,325                        $    11,150
                                                                    ==========                        ===========


On June 7, 1996 the Board of Directors declared a two-for-one split of RESI's common stock, $.01 par value per share ("Common Stock"), in the form of a 100% stock dividend, payable June 30, 1996, to holders of record on June 14, 1996. Accordingly, all prior year share and per share information contained in this Report reflects the stock split.

The difference between shares for primary and fully diluted earnings per common and common equivalent share was not dilutive for the periods presented.

             REPUBLIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.  TREASURY STOCK

In April 1995, the RESI Board of Directors authorized RESI to repurchase up to 500,000 shares or 4.6% of RESI Common Stock during 1995 as deemed appropriate by management and authorized an additional repurchase of 500,000 shares or 4.6% of RESI Common Stock in February 1996. The repurchasing of shares was intended to achieve a more favorable balance between the market supply of the shares and expected market demand, as well as establish stability in the trading market for RESI shares. Repurchases were effected at prevailing market prices from time to time on the open market prior to the negotiation of the proposed merger (see: Note 4). The last repurchase was effected by RESI on March 4, 1996 and as of such date RESI had repurchased approximately 695,842 shares of RESI Common Stock for an aggregate cost of approximately $1,040,000. On May 9, 1996, the RESI Board of Directors authorized the retirement of the 695,842 shares of RESI Common Stock.

4.  PROPOSED MERGERS AND STOCK PURCHASE AGREEMENTS

RESI has entered into an Agreement and Plan of Merger, dated as of May 19, 1996 pursuant to which RESI has agreed to issue 14,760,000 shares of its Common Stock (the "Merger Shares"), warrants to purchase an aggregate of 4,200,000 additional shares of RESI's Common Stock (the "Merger Warrants") at exercise prices ranging from $2.625 to $3,875 per share and a promissory note in the principal amount of $4,000,000 in consideration for all of the outstanding common stock of Century Surety Company ("CSC") and Commercial Surety Agency, Inc. d/b/a Century Surety Underwriters ("CSU" and, together with CSA, the "Alliance Companies") each a wholly-owned subsidiary of Alliance Holding Corporation ("Alliance"); CSC and CSU will become wholly-owned subsidiaries of RESI upon consummation of the mergers (such transactions are hereinafter referred to collectively as the "Mergers"). In addition, the Company has agreed to issue and sell to (I) H. Wayne Huizenga 2,000,000 shares of RESI Common Stock (the "Stock Issuance Shares") and warrants to purchase 6,000,000 shares of RESI Common Stock (the "Stock Issuance Warrants") at exercise prices ranging from $2.625 to $3.875 per share for an aggregate purchase price of $5,250,000 and (ii) MGD Holdings, Ltd., a Bermuda corporation controlled by Michael G. DeGroote, Chairman of the Company of RESI ("MGD Holdings"), and its assigns 2,000,000 shares of RESI Common Stock and warrants to purchase 6,000,000 shares of RESI Common Stock at exercise prices ranging from $2.625 to $3.875 per share for an aggregate purchase price of $5,250,000 (such transactions are hereinafter referred to collectively as the "Stock Issuances"). The consummation of the mergers and the Stock Issuances is subject to receiving stockholder and regulatory approvals and other customary closing conditions.

As of July 31, 1996, Mr. DeGroote, through MGD Holdings, beneficially owned 5,536,000 shares of RESI Common Stock, representing approximately 49.5% of the outstanding shares of RESI Common Stock. Upon consummation of the Combination, assuming the exercise of all of the Merger Warrants and Stock Issuance Warrants in full at such time (but not the exercise of any other outstanding options or warrants), and giving effect to the issuance of the Merger Shares and the Stock Issuance Shares, Alliance and Mr. DeGroote (through MGD Holdings) will beneficially own approximately 41.4% and 29.3%, respectively, of the outstanding shares of RESI Common Stock. In addition, contemporaneously with the consummation of the Combination, MGD Holdings will enter into a voting agreement with Alliance (the "Voting Agreement") pursuant to which MGD Holdings, for a period of two years commencing as of the date thereof, will agree to vote all shares of RESI Common Stock held by it from time to time in accordance with the recommendation of the management of Alliance. Accordingly, Alliance will have the ability to control the outcome of matters submitted to a vote of the RESI stockholders, including the election of directors.

In addition to the foregoing, upon consummation of the Combination, one present member of the RESI Board of Directors, Mr. Michael J. Occhionero, will resign and the RESI Board of Directors will be enlarged to seven members. At such time, Messrs. Edward F. Feighan, Craig L. Stout and Harve A. Ferrill will be nominated by Alliance and elected to the RESI Board of Directors and Mr. Richard C. Rochon will be nominated by Alliance upon the recommendation of Mr. Huizenga and elected to the RESI Board of Directors. Mr. DeGroote will continue to serve as Chairman of the Board of RESI. Mr. Joseph E. LoConti, currently a director of RESI, is the Chairman of the Board, President and controlling shareholder of Alliance. After the consummation of the Combination, Mr. LoConti will serve as Vice Chairman and a director of RESI. Consequently, Messrs. LoConti, Feighan, Stout and Ferrill to be nominated by Alliance will comprise four of the seven members of the RESI Board and, if they vote together, will have the ability to control most actions submitted to a vote of the RESI Board of Directors.

On June 10, 1996 the Board of Directors of RESI unanimously approved the adoption of amendments to Certificate of Incorporation, upon consummation of the combination, which will change the name of RESI to International Alliance Services, Inc. and to increase the number of authorized shares of RESI Common Stock from 20,000,000 to 100,000,000. Such amendments are conditioned upon the closing of the mergers and stock issuances.

On July 16, 1996, CSU announced it had entered into an agreement to acquire Environmental & Commercial Insurance Agency, Inc. ("ECI"), a small, privately held insurance agency based in Columbus, Ohio, for $1.0 million and 192,500 shares of RESI Common Stock. The acquisition is subject to consummation of the Mergers and Stock Issuances as well as regulatory approval and execution of definitive agreements with ECI.

On July 25, 1996, the Alliance Companies announced that they had entered into agreements with Gulf Insurance Company ("Gulf"), a subsidiary of the Travelers Inc. and Midwest Indemnity Corporation of Skokie, Illinois ("Midwest"). CSC and Gulf will pool their current non-standard contract and other surety business (the "combined business"), by means of various quota share and reinsurance arrangements, CSU will act as exclusive underwriter for the combined business. The CSC component of the combined business is approximately $5 million of surety bonds and is managed by CSU, The Gulf component of the combined business, currently approximately $30 million of surety bonds, is now managed by Midwest. CSU will also acquire $5.125 million of the obligations of Midwest, secured by the assets of Midwest (the "Obligations"). The Obligations include monies owed to Gulf which are estimated to be between $3.0 million and $3.6 million at closing. Midwest will enter into a production agreement with CSU to perform selected underwriting functions, as determined by CSU, and produce business through its approximately 100 agents and subagents throughout the United States. Further, CSU will obtain an exclusive option to purchase the assets of Midwest for $5.1 million in cash and cancellation of the Obligations. The agreements with Gulf and Midwest are subject to completion of the Mergers and the Stock Issuances as well as execution of definitive agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage relationship which certain captioned items in RESI's Consolidated Statements of Operations bear to total revenue and other pertinent data:

                                                                                Three Months Ended          Six Months Ended
                                                                                      June 30,                    June 30,
                                                                             -----------------------     ----------------------


                                                                                 1996          1995        1996          1995
                                                                                 ----          ----        ----          ----

                STATEMENTS OF OPERATIONS DATA:
                Revenue . . . . . . . . . . . . . . . . . . . . . . . . .        100.0%        100.0%       100.0%        100.0%
                Cost of operations  . . . . . . . . . . . . . . . . . . .         74.2          71.9         75.0          72.0
                Selling, general and administrative expenses  . . . . . .         29.2          19.4         29.5          20.2
                                                                             -----------  -----------   -----------  -----------
                Operating (loss) income . . . . . . . . . . . . . . . . .
                                                                                  (3.4%)         8.7%        (4.5%)         7.8%
                                                                              ==========   ==========    ==========       ======



Revenue

Revenue for the second quarter of 1996 decreased $5.2 million to $7.8 million from $13.0 million in the second quarter of 1995. This decrease is primarily a result of several significant remediation projects which were to begin during the quarter but were delayed due to administrative and regulatory issues. Also, the decreased demand within the hazardous waste industry due, in part, to continuing efforts by generators of hazardous waste to implement waste minimization programs and the shipment of waste by such generators directly to the ultimate disposal location, contributed to the decrease in revenues. The decrease in demand resulted in a decrease in volumes of waste serviced as well as a reduction in prices charged by RESI and consequently, lower margins. Revenue for the six months ended June 30, 1996 decreased $9.4 million to $15.8 million from $25.2 million for the same period in 1995. This decrease is attributable to the severe winter conditions experienced in the first three months of 1996 and the industry factors experienced during the second quarter as expressed above. In addition, revenue for the six months ended June 30, 1996 was adversely affected by the delay in the granting of certain permit extensions and revisions at RESI's Cleveland Ohio treatment, storage and disposal facility ("TSD facility") that were anticipated to coincide with the closure of RESI's Dayton Ohio TSD facility in the fourth quarter of 1995. During June 1996 the Ohio Environmental Protection Agency ("OEPA") approved the expansion of the types of waste managed by RESI's TSD facility located in Cleveland Ohio. The remaining permit revisions are still under review by OEPA. Management expects final approval of the remaining permit revisions throughout the reminder of 1996. Failure to obtain the remaining permit revisions could continue to have a negative impact on revenues.

Cost of Operations

Cost of operations decreased $3.6 million, or 38.3%, to $5.8 million in the second quarter of 1996 from $9.4 million in the second quarter of 1995; however, as a percentage of revenue these costs increased from 74.2% to 71.9% for the second quarter of each 1996 and 1995, respectively. Cost of operations decreased 34.8% to $11.8 million for the six months ended June 30, 1996 as compared with $18.1 million in the same six month period for 1995. This increase is primarily due to the lower margins resulting from the reduction in prices and the significant portion of fixed costs associated with RESI's operations.

Selling, general and administrative expenses decreased by 8.0% to $2.3 million in the quarter ended June 30, 1996 from $2.5 million in the same period in 1995. As a percentage of revenue these costs were approximately 29.2% for the three months ended June 30, 1996 and 19.4% for the same period in 1995. For the six months ended June 30, 1996 Selling, General and Administrative Expenses decreased by 7.8% to $4.7 million as compared to $5.1 million for the first six months of 1995. The decrease for each period is a result of the Company's continued efforts to improve efficiencies and reduce costs. As a percentage of revenue these costs were approximately 29.5% and 20.2%, respectively. The increase as a percentage to revenue for each period in 1996 is the result of the decrease in revenues.

Interest Expense

Interest expense decreased to $18,000 in the quarter ended June 30, 1996 from $72,000 in the same period in 1995. This is due to the Company's repayment of debt of its Canadian subsidiaries during second quarter of 1995.

Interest Income

Interest income increased significantly to $313,000 in the three months ended June 30, 1996 from $53,000 in the same period in 1995. This increase is a result of interest income of $260,000 earned from a federal income tax refund.

Income Taxes

The Company recorded an income tax provision of $11,000 the three months ended June 30, 1996 and an income tax benefit of $146,000 for the six months ended June 30, 1996, reflecting an effective tax rate of approximately 37.0%. The Company's income tax provision in the same period for 1995 was $410,000 and $708,000 respectively, reflecting an effective tax rate of approximately 37.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company made capital expenditures of $1.7 million in the first six months of 1996 which included expenditures to upgrade existing waste treatment, storage and disposal ("TSD") facilities and fixed assets for normal replacement, compliance with regulations and market development. The Company anticipates that it may make up to approximately $0.7 million in capital expenditures during the remainder of 1996 to upgrade existing TSD facilities and comply with current and proposed regulations. The Company considers its financial resources to be adequate to fund its remaining capital expenditures for 1996.

In May 1995, the Company secured a $6.0 million credit facility with a United States commercial bank to provide the Company with additional liquidity and working capital. This facility provides for borrowings at the prime lending rate plus 0.5% or adjusted LIBOR rate plus 2.5%, which would be 8.75% and 7.95% at June 30, 1996 respectively, and will mature in 1998. Up to $4.5 million of the credit facility is available for the issuance of standby letters of credit. At June 30, 1996 the Company had issued $2.2 million in standby letters of credit and had no cash borrowing under the credit facility. The credit facility contains various affirmative and negative covenants which, among other things, restrict the payment of dividends and require the maintenance of certain financial ratios. Borrowings under the credit facility are secured by substantially all of the Company's U.S. based assets.

Cash flow from operations was $1.0 million in the six months ended June 30,
1996, compared with $3.0 million in the same period in 1995.   In the first six
months of 1996 and 1995, the Company made capital expenditures from cash on hand and operating cash flow. The Company anticipates that in the remainder of 1996, it will continue to fund expenditures from cash on hand and operating cash flow supplemented by borrowing under its revolving credit facility, as necessary. Management believes that the Company currently has sufficient cash and lines of credit to fund current operations and expansion thereof.

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

FOREIGN CURRENCY TRANSACTIONS

The Company is subject to the effects of Canadian currency fluctuations. The Company derives less than 20% of its revenues and operating profits from Canadian sources. There was no material effect on foreign cash balances of foreign currency translations in the first six months of 1996 and 1995.

ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 123 "Accounting for Stock Based Compensation" which will be effective for RESI for year end 1996. This statement allows for either the adoption of the "fair value" method of accounting for stock based compensation or the continued use of APB No. 25. The Company has opted to continue to comply with APB No. 25.

                          PART II -  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                 Reference is made to Item 3 of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31,1995.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 At the Company's Annual Meeting of Shareholders held on May 9, 1996, the following matters were submitted to a vote of stockholders:

                 1. The election of the following individual to the Board of Directors to serve until the 1999 Annual Meeting of Stockholders.

                                Votes For             Votes Against         Broker Non-Votes
                                ---------             -------------         ----------------

                              Douglas R. Gowland           4,168,274                451,501                    0

                 2. The ratification of the appointment of Arthur Andersen, LLP as independent auditors for the fiscal year ending December 31, 1996.


                                Votes For               Votes Against           Votes Abstained         Broker Non-Votes
                                ---------               -------------           ----------------        ----------------
                               4,509,152                   7,202                   103,421                     0


ITEM 5.  OTHER INFORMATION

                 On June 7, 1996 the Board of Directors declared a two-for-one stock split of the Company's Common Stock in the form of a stock dividend payable June 30, 1996 to holders of record on June 14, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

         10.1 Agreement and plan of merger dated as of May 19, 1996, by and among RESI, CSC merger subsidiary, CSU merger subsidiary, Alliance Holding Corp., CSC and CSU (filed as Exhibit 10.1 to the Company's Report on Form 8-K dated June 10, 1996 and incorporated herein by reference).

         10.2 Stock purchase agreement dated as of May 19, 1996, by and between RESI and H. Wayne Huizenga (filed as Exhibit 10.2 to the Company's Report on Form 8-K dated June 10, 1996 and incorporated herein by reference).

         10.3 Stock purchase agreement dated as of May 19, 1996, by and between RESI and MGD Holdings (filed as Exhibit 10.3 to the Company's Report on Form 8-K dated June 10, 1996 and incorporated herein by reference).

(b)      REPORTS ON FORM 8-K

         During the second quarter of 1996, the Company filed the following report on Form 8-K:

         (I) A Current Report on Form 8-K dated June 10, 1996 was filed with the Securities and Exchange Commission on June 26, 1996 pursuant to Item 5.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Environmental Systems, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      REPUBLIC ENVIRONMENTAL SYSTEMS, INC.



                           By: /s/      MICHAEL D. SCHMIDT Michael
                               ---------------------------------------
                                        D. Schmidt
                                        Secretary/Treasurer (As
                                        authorized Officer and
                                        Principal Accounting Officer)





August 2, 1996