Form 10-Q
period 1996-09-30
INTERNATIONAL ALLIANCE SERVICES INC
filed 1996-11-14
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q
(MARK ONE)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR

     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM           TO           .
                                              ---------    ----------

                         COMMISSION FILE NUMBER 0-25890

                             ----------------------

                     INTERNATIONAL ALLIANCE SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------

               DELAWARE                            22-2769024
     (STATE OF INCORPORATION)            (IRS EMPLOYER IDENTIFICATION NO.)

        10055 SWEET VALLEY DRIVE
            VALLEY VIEW, OH                            44125
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (216) 447-9000

                             ----------------------

                      REPUBLIC ENVIRONMENTAL SYSTEMS, INC.
            (FORMER NAME AND ADDRESS, IF CHANGED SINCE LAST REPORT)
                            -----------------------
     1787 SENTRY PARKWAY WEST
      BUILDING 16, SUITE 400
          BLUE BELL, PA                                 19422

                             ----------------------

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

Common Stock, $0.01 Par Value, 29,812,618 shares outstanding as of November 8, 1996

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                                     INDEX


                                                                                                                   Page
                                                                                                                   ----
PART I - Financial Information
     Item 1.   Financial Statements:
                  Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995  . . . . . . . . . . .  2
                  Consolidated Statements of Operations for the three and nine months ended
                  September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
                  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . .  8

PART II - Other Information
     Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
     Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . 12
     Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
     Item 6.   Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
     Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS


                                                                                         September 30,     December 31,
                                                                                             1996              1995
                                                                                         -------------     ------------
                                                                                          (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .        $   1,432        $    3,255
     Accounts receivable, less allowance for doubtful accounts of
        $686 and $1,031, respectively. . . . . . . . . . . . . . . . . . . . . . .            7,160             7,614
     Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,397             1,445
                                                                                          ----------       -----------
          TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .            9,989            12,314
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .           20,525            19,469
Goodwill, net of accumulated amortization of $1,390 and $1,187, respectively . . .            8,720             9,109
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,063               858
                                                                                          ----------       -----------
          TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  40,297        $   41,750
                                                                                          ==========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   3,144        $    2,568
     Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,032             2,825
     Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              278               193
     Current maturities of long-term debt and capitalized lease obligations  . . .              401               507
     Current portion of accrued environmental costs. . . . . . . . . . . . . . . .            1,907             1,999
     Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               60                56
                                                                                          ----------       -----------
          TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . .            7,822             8,148
Long-term debt and capitalized lease obligations, net of current maturities  . . .              369               618
Accrued environmental costs, net of current portion  . . . . . . . . . . . . . . .            1,483             1,790
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,218             2,344
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -               257
                                                                                          ----------       -----------
          TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,892            13,157
                                                                                          ----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, par value $0.01 per share;  20,000,000 shares
       authorized, 10,858,158 and 11,366,432 shares issued, respectively . . . . .              109               114
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . .           27,557            27,653
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              542               778
     Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . .              197               193
     Treasury stock, 102,000 shares, at cost . . . . . . . . . . . . . . . . . . .                -              (145)
                                                                                          ----------       -----------
          TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . .           28,405            28,593
                                                                                          ----------       -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . .        $  40,297        $   41,750
                                                                                          ==========       ===========


The accompanying notes are an integral part of these financial statements.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                                                -------------------     -------------------
                                                                                  1996        1995       1996        1995
                                                                                -------     -------     -------     -------
Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 8,467     $10,156     $24,263     $35,321

Expenses:
  Cost of operations . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,567       6,954      18,416      25,077
  Selling, general and administrative. . . . . . . . . . . . . . . . . . .        2,209       2,173       6,865       7,265
                                                                                -------     -------     -------     -------
           Operating income (loss) . . . . . . . . . . . . . . . . . . . .         (309)      1,029      (1,018)      2,979

Other (income) expense:
  Interest and other income. . . . . . . . . . . . . . . . . . . . . . . .         (348)        (36)       (774)       (154)
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22          30         132         184
                                                                                -------     -------     -------     -------
Income (loss) before income taxes. . . . . . . . . . . . . . . . . . . . .           17       1,035        (376)      2,949
Income tax provision (benefit) . . . . . . . . . . . . . . . . . . . . . .            6         383        (140)      1,091
                                                                                -------     -------     -------     -------
           Net (loss) income . . . . . . . . . . . . . . . . . . . . . . .      $    11     $   652     $  (236)    $ 1,858
                                                                                =======     =======     =======     =======

Earnings per common and common equivalent share. . . . . . . . . . . . . .      $     -     $  0.06     $ (0.02)    $  0.17
                                                                                =======     =======     =======     =======

Weighted average common and common equivalent shares . . . . . . . . . . .       11,530      11,180      10,860      11,060
                                                                                =======     =======     =======     =======

   The accompanying notes are an integral part of these financial statements.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               Nine Months Ended September 30,
                                                           --------------------------------------
                                                                  1996               1995
                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income. . . . . . . . . . . . . . . . . . . .     $    (236)          $  1,858
  Adjustments to reconcile net (loss) income
  to net cash provided by operations:
    Gain on buy back of preferred shares  . . . . . . . .          (204)                 -
    Depreciation and amortization . . . . . . . . . . . .         1,633              1,780
    Provision for doubtful accounts . . . . . . . . . . .           123                492
    Provision for accrued environmental costs . . . . . .           247                277
    Loss (gain) on the sale of equipment  . . . . . . . .            32                (63)
    Changes in assets and liabilities-
      Accounts receivable . . . . . . . . . . . . . . . .           672              1,027
      Prepaid expenses and other assets . . . . . . . . .          (204)              (247)
      Accounts payable and accrued liabilities  . . . . .          (387)            (2,139)
      Income taxes payable. . . . . . . . . . . . . . . .             6                250
      Due to Republic Industries, Inc.  . . . . . . . . .             -                762
      Other liabilities . . . . . . . . . . . . . . . . .          (507)            (1,638)
                                                              ----------          ---------
            Net cash provided by operations . . . . . . .         1,175              2,359
                                                              ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions . . . . . . . . . . . . . . . . . . .        (2,585)            (2,715)
  Merger cost with Alliance Companies . . . . . . . . . .          (461)                 -
  Proceeds from the sale of equipment . . . . . . . . . .           210                 91
                                                              ----------          ---------
            Net cash used in investing activities . . . .        (2,836)            (2,624)
                                                              ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock options . . . . . . . . . . . . . .           887              1,213
  Capital contributions from Republic Industries, Inc.. .             -              2,191
  Repayment of borrowings from Republic Industries, Inc..             -               (501)
  Cash received from Stout-capital contribution . . . . .           149              2,454
  Purchase of treasury stock. . . . . . . . . . . . . . .          (895)              (141)
  Payments of long-term debt and notes payable  . . . . .          (700)            (3,880)
  Proceeds from long-term debt and notes payable  . . . .           397                826
                                                              ----------          ---------
            Net cash (used) provided in financing
                activities. . . . . . . . . . . . . . . .          (162)             2,162
                                                              ----------          ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  . . . .        (1,823)             1,897
CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . .         3,255              1,433
                                                              ----------          ---------
  End of period . . . . . . . . . . . . . . . . . . . . .     $   1,432           $  3,330
                                                              ==========          =========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest. . . . . . . . . . . . . . . . . . . . . . . .     $     132           $    182
  Income taxes. . . . . . . . . . . . . . . . . . . . . .     $     139           $     99

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment purchases of $0 and $536 were financed in the nine months ended September 30, 1996 and 1995, respectively, by borrowings and capitalized lease obligations.

The accompanying notes are an integral part of these financial statements.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

On October 18, 1996, International Alliance Services, Inc. (formerly known as Republic Environmental Systems, Inc., "the Company") completed the mergers of two of the Company's wholly-owned subsidiaries into Century Surety Company ("CSC" and, together with its subsidiaries, the "CSC Group") and Commercial Surety Agency, Inc., d/b/a Century Surety Underwriters ("CSU" and together with CSC, the "Alliance Companies"). As a result, the Alliance companies became wholly-owned subsidiaries of the Company. The mergers with the Alliance Companies has no financial impact on the September 30, 1996 accompanying unaudited financial statements of the Company since the transaction was completed subsequent to September 30, 1996.

Contemporaneously with the consummation of this transaction, the Certificate of Incorporation of the Company was amended to change the name of the Company from Republic Environmental Systems, Inc. to International Alliance Services, Inc. and increase the number of authorized shares of common stock, $.01 par value per share ("Common Stock"), of the Company from 20,000,000 to 100,000,000. The Company is the successor to the business of Stout Environmental, Inc. ("Stout"), a Delaware corporation acquired by Republic Industries, Inc. (formerly known as Republic Waste Industries, Inc., "RII") in March 1992, as well as the accounts of Republic Environmental Systems Ltd. (formerly known as Great Lakes Environmental Group Ltd., "RESL"), the former Canadian hazardous waste services subsidiary of RII, which was acquired by RII in July 1991 and was contributed to the Company as of the date of the Spin-off (defined herein). One of the Company's subsidiaries, Republic Environmental Systems (Cleveland), Inc. (formerly known as Evergreen Environmental Group, Inc.), was acquired by RII in September 1991, in a transaction separate from the Stout acquisition and was contributed to the Company in May 1993. The accounts of the Company and all of its majority-owned subsidiaries are included in the accompanying consolidated financial statements. All significant intercompany transactions have been eliminated.

The consolidated financial statements of the Company and its subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Such adjustments are of a normal, recurring nature unless otherwise disclosed in the notes to consolidated financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Results of operations for any nine month period are not necessarily indicative of the results of operations for a full year.

2.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

The computation of weighted average common and common equivalent shares used in the calculation of earnings per share for the three and nine months ended September 30, 1996 is shown below (in thousands):

                                                                          Three Months Ended         Nine Months Ended
                                                                          September 30, 1996        September 30, 1996
                                                                          ------------------        ------------------
Common shares outstanding, net of treasury shares . . . . . . . . .            10,858                    10,858
Effect of stock options and warrants assumed exercisable. . . . . .               671
Effect of using weighted average common shares outstanding
  during the period . . . . . . . . . . . . . . . . . . . . . . . .                 1                         2
                                                                               ------                    ------
Weighted average common and common equivalent shares. . . . . . . .            11,530                    10,860
                                                                               ======                    ======

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

On June 7, 1996 the Board of Directors declared a two-for-one split of the Company's Common Stock in the form of a 100% stock dividend, payable June 30, 1996, to holders of record on June 14, 1996. Accordingly, all prior year share and per share information contained in this Report reflects the stock split.

The difference between shares for primary and fully diluted earnings per common and common equivalent share was not dilutive for the periods presented.

3.  TREASURY STOCK

In April 1995, the Company's Board of Directors authorized the repurchase by the Company of up to 500,000 shares or 4.6% of the Company's Common Stock during 1995 as deemed appropriate by management and authorized an additional repurchase of 500,000 shares or 4.6% of the Company's Common Stock in February 1996. The repurchasing of shares was intended to achieve a more favorable balance between the market supply of the shares and expected market demand, as well as establish stability in the trading market for the Company's shares. Repurchases were effected at prevailing market prices from time to time on the open market prior to the negotiation of the proposed merger (see: Note 4). The last repurchase was effected by the Company on March 4, 1996 and as of such date the Company had repurchased approximately 695,842 shares of the Company's Common Stock for an aggregate cost of approximately $1,040,000. On May 9, 1996, the Company's Board of Directors authorized the retirement of the 695,842 shares of the Company's Common Stock.

4.  ACQUISITION OF MINORITY INTEREST

Effective August 30, 1996, the Company completed the purchase of its minority interest consisting of 360,000 shares of redeemable convertible participating preferred stock of RESL. The amount paid for the shares was not significant.

5.  INTEREST AND OTHER INCOME

The primary components for the nine months ended September 30, 1996 include interest received from various tax refunds and an investment and interest income earned on short-term investments.

6.  MERGERS AND STOCK PURCHASE AGREEMENTS

On October 18, 1996 ("Date of Merger") the Company issued 14,760,000 shares of its Common Stock (the "Merger Shares"), warrants to purchase an aggregate of 4,200,000 additional shares of the Company's Common Stock (the "Merger Warrants") at exercise prices ranging from $2.625 to $3.875 per share and a promissory note in the principal amount of $4,000,000 in consideration for all of the outstanding common stock of CSC and CSU, each a wholly-owned subsidiary of Alliance Holding Corporation ("Alliance"), pursuant to an Agreement and Plan of Merger dated as of May 19, 1996 among the Company, two wholly-owned, newly-created subsidiaries of the Company, CSC, CSU and Alliance (such transactions are hereinafter referred to collectively as the "Mergers"). As a result of the Mergers, CSC and CSU became wholly-owned subsidiaries of the Company. In addition, the Company issued and sold to (i) H. Wayne Huizenga 2,000,000 shares of the Company's Common Stock (the "Huizenga Shares") and warrants to purchase an additional 6,000,000 shares of the Company's Common Stock (the "Huizenga Warrants") at exercise prices ranging from $2.625 to $3.875 per share for an aggregate purchase price of $5,250,000 and (ii) MGD Holdings, Ltd., a Bermuda corporation controlled by Michael G. DeGroote, Chairman of the Company ("MGD Holdings"), and his assigns 2,000,000 shares of the Company's Common Stock (the "MGD Shares" and, together with the Huizenga Shares, the Stock Issuance Shares") and warrants to purchase an additional 6,000,000 shares of the Company's Common Stock (the "MGD Warrants" and together with the Huizenga Warrants, the "Stock Issuance Warrants") at exercise prices ranging from $2.625 to $3.875 per share for an aggregate purchase price of $5,250,000 (such transactions are hereinafter referred to collectively as the "Stock Issuances").

As of September 30, 1996, Mr. DeGroote, through MGD Holdings, beneficially owned 5,536,000 shares of the Company's Common Stock. As a result of the Combination (defined herein), Alliance and MGD Holdings, own 26,076,000 shares or 78.6% of the outstanding shares of Common Stock. Such shares include 7,116,000 shares owned of record by MGD Holdings, the beneficial owner of 13,136,000 or 36.9% of the outstanding shares of Common Stock, for which Alliance shares voting power under a voting agreement dated October 18, 1996 (the "Voting Agreement"), between Alliance and MGD Holdings. Pursuant to the Voting Agreement, MGD Holdings, for a period of two years from the date thereof, has agreed to vote all shares of Common Stock held by MGD Holdings from time to time in accordance with the recommendations of the management of Alliance. Accordingly, Alliance has the capability to determine the outcome of any vote of the Company's stockholders during this period. Further, four of the seven members of the Board of Directors were nominated by Alliance. Accordingly, Alliance has effective control of the Company's Board of Directors.

The previously announced agreement with Midwest Indemnity Corporation of Skokie, Illinois, on July 25, 1996, is in the process of being renegotiated from an option-to-purchase to an acquisition of the assets of Midwest Indemnity. This transaction, expected to close during the fourth quarter, will create a partnership between the Company and Gulf Insurance Company and transform the Company's existing contact surety business from a regional to a national program in all 50 states.

On November 6, 1996 the Company completed its previously announced agreement to acquire Environmental and Commercial Insurance Agency, Inc. ("ECI"), a small, privately held insurance agency based in Columbus, Ohio, for $1,000,000 and 192,500 shares of the Company's Common Stock. ECI markets, through over 100 independent agents, property and casualty insurance and surety bonds to environmental remediation contractors, landfill operators, consultants, and other small and medium-sized companies specializing in environmental businesses throughout the United States. Written premiums in 1995 totaled in excess of $14 million, including $4.25 million of insurance sold on behalf of the CSC Group.

Also on November 6, 1996 the Company announced it has entered into an agreement to acquire all of the outstanding shares of SMR & Co. of Cleveland, Ohio in exchange for 600,000 shares of Common Stock and warrants to purchase an additional 900,000 shares of Common Stock at $10.375 per share over three years. This transaction is subject to execution of definitive agreements and customary conditions to closing.

SMR and Co. is primarily a consulting services company in the areas of tax planning, tax return preparation and compliance, computer consulting, employee benefit program design and administration, and human resource management. When the transaction closes, the Company will become a wholly-owned subsidiary of the Company, and will be renamed SMR & Co. Business Services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a diversified services company which, acting through its subsidiaries, provides specialty insurance services and waste and environmental services. In October 1996, the Company acquired the CSC Group, which includes three insurance companies, and CSU, an insurance agency which markets surety bonds. Through the Company's insurance subsidiaries, the Company provides specialty insurance and bonding to small- and medium-sized commercial enterprises in over forty states throughout the United States.

The waste services the Company provides include hazardous and non-hazardous waste treatment, storage and transportation services, disposal services and a broad range of related environmental services including engineering, consulting and analysis, remediation, groundwater/wastewater and other technical services. The Company currently operates seven hazardous and non-hazardous waste treatment, storage and disposal facilities ("TSD facilities") located in the United States and Canada. These TSD facilities are serviced by the Company's integrated trucking operations. The Company does not own any hazardous waste disposal sites.

The Company was formed as a Delaware corporation in 1987 under the name Stout Environmental, Inc. In 1992, the Company was acquired by RII. In April 1995, RII effected a spin-off of its hazardous waste operations through a distribution of the Common Stock of the Company to the stockholders of record of RII (the "Spin-off"). Pursuant to the Spin-off, the RII stockholders received one share of the Company's Common Stock for every five shares of RII common stock. Approximately 10,800,000 shares of the Common Stock of the Company were distributed to RII stockholders. In October 1996, the Company diversified into specialty insurance and bonding and changed its name to International Alliance Services, Inc. from Republic Environmental Systems, Inc. The Company's Common Stock trades on the Nasdaq National Market under the trading symbol "IASI."

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Company's Consolidated Statements of Operations bear to total revenue and other pertinent data:


                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                        --------------------   ---------------------
                                                          1996       1995        1996        1995
                                                        --------   ---------   ---------   ---------

STATEMENTS OF OPERATIONS DATA:
Revenue. . . . . . . . . . . . . . . . . . . . . . . .   100.0 %    100.0%      100.0 %      100.0%
Cost of operations . . . . . . . . . . . . . . . . . .    77.6       68.5        75.9         71.0
Selling, general and administrative expenses . . . . .    26.1       21.4        28.3         20.6
                                                         -----      -----       -----        -----
Operating (loss) income. . . . . . . . . . . . . . . .    (3.7)%     10.1%       (4.2)%        8.4%
                                                         =====      =====       =====        =====

Revenue

Revenue for the third quarter of 1996 decreased $1.7 million to $8.5 million from $10.2 million in the third quarter of 1995. This decrease is a result of a continued decrease in demand within the hazardous waste industry due, in part, to continuing efforts by generators of hazardous waste to implement waste minimization programs and the shipment of waste by such generators directly to the ultimate disposal location, contributing to a decrease in revenues. The combination of waste minimization programs and severe competition has had a negative impact on both revenue and margins, especially with respect to the Company's Ohio operations. Revenue for the nine months ended September 30, 1996 decreased $11.0 million to $24.3 million from $35.3 million for the same period in 1995. This decrease is attributable to the severe winter conditions experienced in the first three months of 1996 and the industry factors expressed above. The decrease in revenue is primarily a result of the decrease in revenue experienced by the Company's Ohio operations. For the nine months ended September 30, 1996 revenue for the Ohio operations decreased by $7.3 million to $3.4 million as compared to $10.7 million for the same period in 1995. This adverse impact was primarily due to the continued delay in the granting of certain permit renewals and revisions which have limited the waste processing and operatin volume capabilities within the Company's Ohio regional operations that were anticipated to coincide with the closure of the Dayton, Ohio TSD facility in the fourth quarter of 1995.

Cost of Operations

Cost of operations decreased $0.4 million, or 6.0%, to $6.6 million in the third quarter of 1996 from $7.0 million in the third quarter of 1995; however, as a percentage of revenue these costs increased to 77.6% from 68.5% for the third quarter of each 1996 and 1995, respectively. This increase is primarily due to the lower margins resulting from the reduction in prices and the significant portion of fixed costs associated with the Company's operations.
As discussed above, due to the delay in granting of certain permit renewals and revisions at our Ohio operations, the adverse impact on operations and high fixed costs associated with the Ohio operations has rendered them unprofitable for 1996. Cost of operations decreased 26.6% to $18.4 million for the nine months ended September 30, 1996 as compared with $25.1 million in the same nine month period for 1995.

Selling, general and administrative expenses were $2.2 million for the three months ended September 30, 1996 and 1995. As a percentage of revenue these costs were approximately 26.1% for the three months ended September 30, 1996 and 21.4% for the same period in 1995. For the nine months ended September 30, 1996 selling, general and administrative expenses decreased by 5.5% to $6.9 million as compared to $7.3 million for the first nine months of 1995. The decrease for each period is a result of the Company's continued efforts to improve efficiencies and reduce costs. As a percentage of revenue these costs were approximately 28.3% and

20.6%, respectively. The increase as a percentage to revenue for each period in 1996 is the result of the decrease in revenues.

Interest Expense

Interest expense decreased to $22,000 in the quarter ended September 30, 1996 from $30,000 in the same period in 1995. This is due to the Company's repayment of debt of its Canadian subsidiaries during second quarter of 1995.

Interest and Other Income

Interest and other income increased significantly to $348,000 in the three months ended September 30, 1996 from $36,000 in the same period in 1995. This is attributable to the income of $204,000 recognized on the payback of minority interest consisting of 360,000 shares of redeemable convertible participating preferred stock of RESL.

Income Taxes

The Company recorded an income tax provision of $6,000 the three months ended September 30, 1996 and an income tax benefit of $140,000 for the nine months ended September 30, 1996, reflecting an effective tax rate of approximately 37%. The Company's income tax provision in the same period for 1995 was $383,000 and $1,091,000 respectively, reflecting an effective tax rate of approximately 37.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company made capital expenditures of $2.6 million in the first nine months of 1996 which included expenditures to upgrade existing TSD facilities and fixed assets for normal replacement, compliance with regulations and market development. The Company anticipates that it may make up to approximately $0.5 million in capital expenditures during the remainder of 1996 to upgrade existing TSD facilities and comply with current and proposed regulations. The Company considers its financial resources to be adequate to fund its remaining capital expenditures for 1996.

In May 1995, the Company secured a $6.0 million credit facility with a United States commercial bank to provide the Company with additional liquidity and working capital. This facility provides for borrowings at the prime lending rate plus 0.5% or adjusted LIBOR rate plus 2.5%, which would be 8.75% and 8.0% at September 30, 1996, respectively, and will mature in 1998. Up to $4.5 million of the credit facility is available for the issuance of standby letters of credit. At September 30, 1996 the Company had issued $2.2 million in standby letters of credit and had no cash borrowing under the credit facility. The credit facility contains various affirmative and negative covenants which, among other things, restrict the payment of dividends and require the maintenance of certain financial ratios. Borrowings under the credit facility are secured by substantially all of the Company's U.S. based assets.

On October 18, 1996 the Company completed the Mergers and Stock Issuances.
In connection therewith, the Company issued a promissory note in the principal amount of $4,000,000 with an interest rate at three month LIBOR, which would be 5.53% at October 18, 1996. The outstanding principal amount under the promissory note was $3,607,638 as of November 1, 1996. Principal payments are due under the promissory note in ten quarterly installments of $400,000, together with accrued and unpaid interest, until December 15, 1998, when the entire outstanding principal amount of the promissory note, together with all accrued and unpaid interest, is due and payable.

The infusion of the $10.5 million received by the Company upon consummation of the Stock Issuances is expected to provide the Company with the ability to capitalize upon acquisition opportunities that may arise in the insurance or hazardous waste or related businesses. In addition to the ECI and the SMR & Co. acquisitions, other acquisitions are possible due to the fact that both the insurance and hazardous waste industries may be generally characterized as oversupplied, creating the possibility that some competitors may be motivated to exit those industries on terms that may be favorable for a capable buyer. Management intends to finance such acquisitions with the proceeds from the Stock Issuances as well as Common Stock of the Company. Management believes that the proceeds from the Stock Issuances as well as its credit facility should provide the Company with adequate capital to enable it to effect any anticipated acquisitions in the forseeable future; however additional capital may be necesssary if the Company wishes to pursue any acquisitions not currently contemplated.

Cash flow from operations was $1.2 million in the nine months ended September
30, 1996, compared with $2.4 million in the same period in 1995.   In the first
nine months of 1996 and 1995, the Company made capital expenditures from cash on hand and operating cash flow. The Company anticipates that in the remainder of 1996, it will continue to fund expenditures from cash on hand and operating cash flow supplemented by borrowing under its revolving credit facility, as necessary. Management believes that the Company currently has sufficient cash and lines of credit to fund current operations and expansion thereof.

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

FOREIGN CURRENCY TRANSACTIONS

The Company is subject to the effects of Canadian currency fluctuations. The Company derives less than 20% of its revenues and operating profits from Canadian sources. There was no material effect on foreign cash balances of foreign currency translations in the first nine months of 1996 and 1995.

ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 123 "Accounting for Stock Based Compensation" which will be effective for The Company for year end 1996. This statement allows for either the adoption of the "fair value" method of accounting for stock based compensation or the continued use of APB No. 25. The Company has opted to continue to comply with APB No. 25.

                          PART II -  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Item 3 of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31,1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 23, 1996, a total of four stockholders holding an aggregate of 6,111,096, or approximately 56.2%, of the Company's outstanding shares of Common Stock, in lieu of a special meeting of stockholders, consented in writing to (i) the issuance of the Merger Shares and the Merger Warrants in exchange for the common stock of CSC and CSU, (ii) the issuance of the Stock Issuance Shares and the Stock Issuance Warrants, (iii) the 1995 Employee Stock Option Plan and
         (iv) the amendments to the Certificate of Incorporation of the Company to change the name of the Company from Republic
         Environmental Systems, Inc. to International Alliance Services,
         Inc. and to increase the number of authorized shares of Common
         Stock from 20,000,000 to 100,000,000. In connection therewith, on September 27, 1996, the Company sent an Information Statement to its stockholders.

ITEM 5.  OTHER INFORMATION

         The Board of Directors has appointed Mr. Greg Skoda, CPA as Chief Financial Officer of the Company. Mr. Skoda is one of the shareholders of SMR & Co. and has been providing accounting and consulting services to the Century Surety Group for nine years.

         Although the Company is not required to include year to date financial information for the Alliance Companies pursuant to S.E.C. regulations, the Company has included the following financial data:

                                            Nine Months Ended
                                               September 30,
                                         -----------------------
                                            1996          1995
                                            ----          ----
         Revenues                        $ 26,055      $  22,776

         Expenses                          22,541         22,247
                                         ---------     ----------

         Income before income tax           3,514            529

         Income tax expense                 1,249            140
                                         ---------     ----------

         Net income                      $  2,265      $     389
                                         =========     ==========


         RESULTS OF OPERATIONS

         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         Revenue increased $3.3 million or 14% for the nine months ended September 30, 1996 from $22.8 million in 1995 to $26.1 million in 1996 primarily because of a $1.0 million gain on the sale of equity securities, $1.1 million of income recognized from a contingent receivable which arose from an earlier acquisition and increased insurance premium revenue for the companies.

         For the nine month period ended September 30, 1996, total expenses increased only $294,000 as a result of increases in losses and loss expenses.

         Primarily for the reasons stated above, net income for the nine months ended September 30, 1996 was approximately $2.3 million as compared to $0.4 million for the same period in 1995. This represented an increase of approximately $1.9 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     None.

(b)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, International Alliance Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INTERNATIONAL ALLIANCE SERVICES, INC.



                             By:/s/      MICHAEL D. SCHMIDT
                                -------------------------------------
                                  Michael D. Schmidt
                                  Assistant Secretary
                                  (As authorized officer and
                                  Principal Accounting Officer)





November 8, 1996