Form 10-K
period 1996-12-31
INTERNATIONAL ALLIANCE SERVICES INC
filed 1997-03-31
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM       TO      .

                         COMMISSION FILE NUMBER 0-25890

                      INTERNATIONAL ALLIANCE SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       DELAWARE                                                  22-2769024
 (STATE OR OTHER JURISDICTION                                  (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


    10055 SWEET VALLEY DRIVE
        VALLEY VIEW, OHIO                                               44125
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (216) 447-9000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

               SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $150,000,912 million as of March 27, 1997. The number of outstanding shares of the Registrant's common stock is 34,724,428 shares as of March 25 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Part III Portions of the Registrant's Definitive Proxy Statement relative to the 1997 Annual Meeting of Stockholders.

         Part IV Portions of previously filed reports and registration statements.

                    INTERNATIONAL ALLIANCE SERVICES, INC.
                    -------------------------------------


                          ANNUAL REPORT ON FORM 10-K
                          --------------------------

                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------

                              TABLE OF CONTENTS
                              -----------------



PART I                                                                                                            Page
     Items 1 and 2.        Business and Properties..........................................................         2
     Item 3.               Legal Proceedings................................................................        15
     Item 4.               Submission of Matters to a Vote of Security Holders..............................        17

PART II

     Item 5.               Market for Registrant's Common Stock and Related Stockholder Matters.............        19
     Item 6.               Selected Consolidated and Combined Historical Financial Data.....................        20
     Item 7.               Management's Discussion and Analysis of Financial Condition
                             and Results of Operations......................................................        21
     Item 8.               Financial Statements and Supplementary Data                                              27
     Item 9.               Changes in and Disagreements with Accountants on Accounting
                             and Financial Disclosure.......................................................        27

PART III

     Item 10.              Directors and Executive Officers of the Registrant...............................        27
     Item 11.              Executive Compensation...........................................................        27
     Item 12.              Security Ownership of Certain Beneficial Owners and Management...................        27
     Item 13.              Certain Relationships and Related Transactions...................................        27

PART IV

     Item 14.              Exhibits and Reports on Form 8-K.................................................        27


THE FOLLOWING TEXT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE MORE DETAILED INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS (INCLUDING THE NOTES THERETO) APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K ("ANNUAL REPORT"). UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES IN THIS ANNUAL REPORT TO "IASI" OR THE "COMPANY" SHALL MEAN INTERNATIONAL ALLIANCE SERVICES, INC., A DELAWARE CORPORATION, AND ITS OPERATING SUBSIDIARIES.

                                    PART I

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

OVERVIEW

         IASI is a diversified services company which, acting through its subsidiaries, provides specialty insurance services, business outsourcing services and environmental services. In October 1996, IASI completed two acquisitions (the "Merger Transactions") pursuant to which it acquired, through a reverse merger, Century Surety Company ("CSC") and its subsidiaries (together with CSC, the "CSC Group"), which includes three insurance companies, and Commercial Surety Agency, Inc. d/b/a Century Surety Underwriters ("CSU"), an insurance agency that markets surety bonds. Through its insurance subsidiaries, IASI provides specialty insurance and bonding services to small and medium sized commercial enterprises throughout the United States.

         In December 1996, IASI acquired SMR & Co. Business Services ("SMR"). Through SMR, IASI provides a wide range of business outsourcing services, including information technology consulting, tax return preparation and compliance, tax planning, business valuation, human resource management, succession and estate planning, personal financial planning and employee benefit program design and administration to individuals and small and medium sized commercial enterprises primarily in Ohio.

         In February 1997, IASI signed a non-binding letter of intent and confidentiality agreement (collectively, the "Letter of Intent") to sell IASI's environmental services operations. The Letter of Intent also contemplates the formation of a strategic alliance between IASI and the purchaser whereby IASI will continue to have access to IASI's environmental resources for the benefit of its insurance customers after the sale. IASI anticipates that the sale will be completed by mid-1997. Consummation of the transaction remains subject to the purchaser's due diligence, the negotiation and execution of definitive documentation and the receipt of necessary governmental and third party approvals and consents. Accordingly, there can be no assurance that the transaction will be consummated. See "- Environmental Services - General."

         IASI's strategy is to aggressively grow as a diversified services company by expanding its recently acquired specialty insurance and business outsourcing services operations through internal growth and additional acquisitions in such industries. See "- Business Strategy."

         IASI was formed as a Delaware corporation in 1987 under the name Stout Environmental, Inc. ("Stout"). In 1992, IASI was acquired by Republic Industries, Inc. (formerly known as Republic Waste Industries, Inc., "RII"). In April 1995, RII effected a spin-off of its hazardous waste operations through a distribution of the common stock, $.01 par value per share ("Common Stock"), of IASI to the stockholders of record of RII (the "Spin-off"). In connection with the Merger Transactions, in October 1996, IASI changed its name to International Alliance Services, Inc. from Republic Environmental Systems, Inc. IASI's Common Stock trades on the Nasdaq National Market ("Nasdaq") under the trading symbol "IASI." In June 1996, IASI declared and distributed a two-for-one stock split in the form of a 100% stock dividend ("Stock Split"). All the share numbers and per share amounts set forth herein reflect the Stock Split.

         The principal executive office of IASI is located at 10055 Sweet Valley Drive, Valley View, Ohio, 44125 and its telephone number is (216) 447-9000.

BUSINESS STRATEGY

         IASI's business strategy is to expand its current operations in the specialty insurance and business outsourcing services areas, and discontinue its operations in the environmental services area. IASI plans to implement its business strategy through internal growth and by acquiring and integrating existing businesses that provide specialty insurance services or business outsourcing services.

         IASI generally targets acquisitions in markets where it will be, or the prospects are favorable to increase its market share to become, a significant provider of a comprehensive range of specialty insurance and business outsourcing services. IASI's strategy is to acquire companies that (i) have strong and energetic entrepreneurial leadership; (ii) have solid historic and expected future internal growth; (iii) can add to the level and breadth of services offered by IASI thereby enhancing IASI's competitive advantage over other specialty insurance and business outsourcing services providers; (iv) have a strong income stream; and (v) have a strong potential for cross-selling among IASI's subsidiaries. As opportunities are identified, within or outside such criteria, IASI may acquire specialty insurance and business outsourcing operations throughout the United States.

         IASI uses internal acquisition teams and its contacts in the specialty insurance and business outsourcing services industries to identify, evaluate and acquire businesses in attractive markets. Acquisition candidates are evaluated by IASI's internal acquisition teams based on a comprehensive process which includes operational, legal and financial due diligence reviews.

         Although management believes that IASI currently has sufficient resources, including cash on hand, cash flow from operating activities, credit facilities and access to financial markets to fund current and planned operations, service any outstanding debt and make certain acquisitions, there can be no assurance that additional financing will be available on a timely basis, if at all, or that it will be available on terms acceptable to IASI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ACQUISITIONS

     RECENT ACQUISITIONS

         The following are acquisitions completed since the consummation of the Merger Transactions in October 1996:

         In November 1996, IASI acquired Environmental and Commercial Insurance Agency, Inc. ("ECI"), a small, privately-held insurance agency, for $1.0 million in cash and 192,500 shares of Common Stock. ECI markets, through over 100 independent agents, property and casualty insurance surety bonds to environmental remediation contractors, landfill operators, consultants, and other small and medium sized companies specializing in environmental businesses throughout the United States.

         In December 1996, IASI completed the acquisition of all of the outstanding shares of SMR in exchange for 600,000 shares of Common Stock and warrants to purchase an additional 900,000 shares of Common Stock at an exercise price of $10.375 per share.

         In January 1997, IASI acquired certain of the assets and business of Midwest Indemnity Corporation ("Midwest"), in exchange for $3.3 million in cash, 407,256 shares of Common Stock and $1.8 million in non-interest bearing notes payable in installments through December 31, 1998. Midwest markets environmental and surety bond products throughout the United States through a system of approximately 100 independent agents and subagents.

         In February 1997, IASI acquired Midland Consultants, Inc., a full-service specialized employment firm, in exchange for $208,000 in cash, 87,500 shares of Common Stock and warrants to purchase an additional 20,000 shares of Common Stock at an exercise price of $11.625 per share.

         In March 1997, IASI acquired M&N Risk Management, Inc., M&N Enterprises, Inc. and Millisor Firmco, Inc. (collectively, the "M&N Companies") for $1.0 million in cash, 384,600 shares of Common Stock and warrants to purchase an additional 900,000 shares of Common Stock at an exercise price of $13.00 per share. The M&N Companies provide third party workers' compensation administration services.

     PENDING ACQUISITIONS

         In March 1997, IASI announced the contemplated acquisition of all of the outstanding capital stock of The Benefits Group Agency, Inc, a full-service corporate benefits administration company. ("The Benefits Group"), for $2.5 million in cash, 395,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock at an exercise price of $12.50 per share.

SPECIALTY INSURANCE SERVICES

     GENERAL

         Through its insurance subsidiaries, IASI provides specialty insurance and bonding services to small and medium sized commercial enterprises throughout the United States. The following is a description of the specialty insurance and bonding services currently offered by IASI.

     OPERATIONS

         The products provided by IASI's insurance subsidiaries can be divided into two categories: commercial lines, which constitutes approximately 85% of IASI's specialty insurance business, and surety bonds, which constitutes the other 15% of IASI's specialty insurance business. In addition, IASI employs reinsurance to limit its exposure on policies and bonds that it has written.

         COMMERCIAL LINES. IASI's commercial lines operations consist of approximately 40 different programs for a wide variety of specialty risk groups. Largest among these are general liability insurance and related coverages for small construction contractors; restaurants, bars, and taverns; small commercial and retail establishments; sun tanning salons; and environmental contractors and professionals.

         Insurance coverages offered to environmental contractors and professionals, include (i) property and general liability insurance for remediation action contractors engaged in a full hazard range of clean-ups; asbestos abatement contractors; underground storage tank removal and remediation contractors; and solid waste landfill operators; and (ii) errors and omissions insurance for environmental consultants. In addition IASI conducts a comprehensive inspection of environmental risks which management believes enhances its position as a provider of environmental insurance.

         IASI's commercial lines business is produced by a network of approximately 72 agents (with 104 offices) and 28 brokers (with 28 offices). Subject to strict and detailed written underwriting guidelines regarding pricing and coverage limitations published by IASI, agents have limited authority to bind coverage. For casualty coverage, agents may bind and write up to $1.0 million combined single limit of liability for risks other than those on the list of prohibited classes or on the list for referral to IASI. Policies that are bound by agents are immediately forwarded to IASI for review and inspection and IASI reserves the right to make the final underwriting decision based on IASI's acceptance or rejection of individual risks. Risks outside the written guidelines must be submitted to IASI for specific approval for underwriting. Brokers have no underwriting authority and must submit all risks to IASI for underwriting, quoting, binding and policy insurance.

         IASI checks premium ratings on a selective basis to verify that program rules and rates are being followed. In addition, underwriters perform monthly reviews of files for renewal risks. Files are reviewed on a selective basis by policy types, particular risk classes, or individual general agents as loss experience or changing underwriting practices dictate. In addition to other underwriting quality control measures, a continuous audit process for each general agent is maintained. At least once a year, a visit to each agent's office is arranged to review all of the foregoing areas, as well as premium production, losses and loss ratio. Management also performs internal underwriting audits of all underwriters on a regular basis to maintain control of the underwriting quality and pricing of IASI.

         All claims against commercial policies are managed by IASI's claim departments. Outside adjusters and attorneys are engaged, as necessary, to supplement IASI's in-house staff and to represent IASI in litigation over disputed claims. Claims guidelines are in place on all programs. State regulations and data on unfair claims practices are also provided to the staff members as necessary and appropriate. IASI's philosophy is to pay valid claims as expeditiously as possible but to resist firmly what management believes are unjust and fraudulent claims. In an effort to provide adequate resources to the claims staff, CSC became a member of the Property Loss Research Bureau and the Liability Insurance Research Bureau in 1995. IASI also submits claim data to the index bureaus of the American Services Insurance Group and the Property Insurance Loss Register.

         It is the responsibility of the claims manager to appoint outside adjusting firms to work on behalf of IASI. These firms, however, are given no authority to settle any claims without IASI's prior agreement. The internal adjuster assigned to each individual claim determines, after coverage is analyzed, whether the claim can be handled in house or should be assigned to an outside firm.

         SURETY BONDING. IASI's surety bonding operations consist of two major programs: contract surety bonds for smaller construction contractors (with work programs typically ranging from $250,000 to $10.0 million per year) and bonds for the solid waste industry, including waste haulers and landfill operators.

         Contract surety consists of bonds that government authorities and some private entities require construction contractors to post to provide assurance that contract work will be performed timely, to specification, on budget, and without encumbrance from suppliers or subcontractors who may have lien rights for non-payment. Contract surety business is underwritten by IASI subject to authority defined in agency agreements with the insurance companies. The business is produced by approximately 100 appointed agents, who have limited authority to bind the companies in accordance with specific guidelines established by IASI. Because the contract surety business is specialized in smaller, newer and more difficult accounts, underwriters take collateral, require contract funds control, and take other risk control measures considered extraordinary by standard market sureties. In virtually all cases, bond principals indemnify the surety against loss with their personal as well as corporate assets.

         Once bonds are issued, IASI continues to review all projects to determine job progress, bill payment, and other factors. IASI maintains real-time records of all bonded exposures, amended as appropriate, in an effort to obtain the most current possible assessment of exposures for each account and to avoid excessive exposure on any one account. IASI also strives through its review procedures to provide the companies with the earliest possible notice of potential difficulty so that claim resources can be brought to bear at the earliest possible stage in an effort to mitigate losses.

         While claims against surety bonds are managed by IASI, outside counsel are engaged to handle surety defense litigation. In addition, IASI has or has access to completion capability for finishing bonded work which bonded principals are unable to prosecute, and pursues recoveries on behalf of the companies from principals who have defaulted on bond obligations. Such recovery efforts range from execution on collateral posted by bonded principals to indemnity litigation to recover surety losses from indemnitors' business and personal assets. Finally, IASI manages funds control escrow accounts as specified by the underwriters for particular accounts.

         IASI's solid waste bond program, which is national in scope, is primarily written directly by IASI, and serves bond accounts that are generally much larger than those handled by IASI's contract surety program. The primary focus of this program is bonds for landfill closure and post-closure care required by states in accordance with Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). These bonds are designed to assure that non-hazardous solid waste landfills will be closed when their useable airspace is exhausted in accordance with Subtitle D closure requirements (or such higher standards as individual states may impose) and that the sites will be maintained in accordance with Subtitle D standards for a period of at least 30 years after closure. Management believes that this program is one of only a few landfill bond programs in the United States, although bank letters of credit and other devices may be used to satisfy Subtitle D financial assurance requirements. Full implementation of RCRA financial assurance requirements by the United States Environmental Protection Agency (the "EPA") is not currently scheduled until after April 1997, although several states have already proceeded with such implementation, including, most significantly for IASI, Ohio, Kentucky and Pennsylvania. See "- Regulation." IASI currently writes landfill bonds for some of the larger solid waste disposal firms in the country. As a companion to the landfill closure bonds, IASI also writes bonds required of waste haulers to assure the observance of terms of their contracts with the local communities from which they collect waste.

         To stay abreast of technical and market developments in the surety industry, certain of IASI's subsidiaries are members of the Surety Association of America, the National Association of Independent Sureties, National Association of Surety Bond Producers, the Surety Federation of Ohio, and The American Surety Association, on which Board of Directors CSC occupies a position.

         REINSURANCE. IASI employs reinsurance to limit its exposure on the policies and bonds it has written. IASI utilizes several different reinsurance programs to cover its exposure, including "treaties" that cover all business in a defined class and "facultative" reinsurance that covers individual risks. IASI retains from $50,000 to $200,000 of each commercial line risk, depending on the program. Surety retentions may go as high as $1.0 million or more, but typically are less than $250,000.

         Numerous domestic and international reinsurers support these various programs in different combinations. Generally, IASI's reinsurers are rated A- or better by A.M. Best, a leading rating agency of insurance companies and reinsurers, and demonstrate capital and surplus in excess of $80.0 million (collectively in excess of $10.0 billion). Cessions are diversified so that every reinsurance treaty (i.e., excluding facultative arrangements) is supported by more than one reinsurer and no reinsurer is participating in all of IASI's reinsurance programs.

     MARKETING

         IASI's insurance and bonding business is focused on niche insurance and surety coverages known in the insurance business as "non-standard" or specialty coverages. These terms refer to risks regarded as higher than standard or normal risks and to risk groups regarded as too small or too specialized to permit profitable underwriting by larger, "standard market" insurance companies. In general, non-standard insurance and bonds are more expensive, and coverage more limited, because of perceived additional risk associated with this type of business. IASI attempts to identify and exploit such niches in the non-standard insurance market where management believes the actual risk is significantly less than the perceived risk at which the coverage is defined and priced, or where IASI, because of its smaller size and lower overhead, is able to underwrite coverages more economically than larger carriers.

         Many non-standard insurance products can be marketed on an excess and surplus lines basis, which means that the carrier is not fully admitted in a given state but instead satisfies a less restrictive threshold of regulatory scrutiny, known as "eligibility," to write excess and surplus lines ("E&S"). E&S eligibility offers much more flexibility than admitted carriers enjoy. For example, E&S eligibility offers certain marketing advantages, principally, exemption from rate and form filing requirements that apply to admitted carriers, which permits E&S carriers to adjust prices and coverages, or to cease writing altogether. Accordingly, the majority of the non-surety business of IASI is written on an

E&S basis. Through certain of its subsidiaries, IASI is admitted in 34 states, but is eligible to write on an E&S basis in 39 other states plus the District of Columbia, the most significant of such states being California, Texas and Florida.

         Certain commercial lines products, however, are virtually impossible to write on an E&S basis because of competitive or regulatory requirements to use admitted carriers. In order to market these programs, IASI uses its admitted subsidiaries, thereby reaching a market of 30 states. Management believes that this strategy of employing both admitted and non-admitted E&S carriers helps to maximize IASI's flexibility within the insurance regulatory environment in an effort to market a broad range of products on a profitable basis. IASI also employs reinsurance arrangements to market certain products in all 50 states.

     COMPETITION

         Both the commercial lines and the surety industries have been highly competitive in recent years, resulting in the consolidation of some of the industries' largest companies. Competition is particularly acute for smaller, specialty carriers like IASI because the market niches exploited by IASI are small and can be penetrated by a large carrier that elects to cut prices or expand coverage. IASI has endured this risk historically by maintaining a high level of development of new products, such as its environmental coverage and landfill bonds eschewed by most major carriers. Nevertheless, there can be no assurance that future development efforts will succeed or that product erosion from intensifying competition will not outpace development efforts.

     CUSTOMERS

         IASI provides specialty insurance services to approximately 6,000 clients through a network of nearly 200 agents. IASI attempts to maintain diversity within its client base to lower its exposure to downturns or volatility in any particular industry and help insulate IASI to some extent from general economic cyclicality. All prospective customers are evaluated individually on the basis of insurability, financial stability and operating history. No customer individually comprises more than 3.5% of the total consolidated revenue of IASI.

     REGULATION

         FEDERAL REGULATION. IASI's specialty insurance operations are vulnerable to both judicial and legislative law changes. Judicial expansion of terms of coverage can increase risk coverage beyond levels contemplated in the underwriting and pricing process. According to industry estimates reported by A.M. Best, judicial imposition of pollution liability on insurers before the era of specific pollution exclusions in insurance policies created an estimated $25 billion liability for U.S. insurers and reinsurers that such companies did not know they were underwriting and for which they received no premium.

         At the same time, coverages that are established by statute may be adversely affected by legislative or administrative changes of law. Most surety bonds exist because they are required by government agencies. When governments change the threshold for requiring surety, the market for surety bonds is directly affected. The repeated postponement by the EPA of deadlines for compliance with the financial assurance portions of RCRA Subtitle D has significantly slowed growth of IASI's landfill closure bond program, which was begun in March 1994 because of the anticipated deadline of April 1994 for universal compliance. Such compliance currently is not anticipated to be universally mandated until after April 1997.

         STATE REGULATION. The companies of the CSC Group are subject to regulation and supervision by state insurance regulatory agencies, applicable generally to each insurance company in its state of incorporation. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Sources of Cash." These regulatory bodies have broad administrative powers relating to (i) standards of solvency, which must be met on a continuing basis; (ii) granting and revoking of licenses; (iii) licensing of agents; (iv) approval of policy forms; (v) maintenance of adequate reserves; (vi) form and content of financial statements; (vii) types of investments permitted; (viii) issuance and sale of stock; and (ix) other matters pertaining to insurance.

         Each of the CSC Group companies are required to file detailed annual statements with the respective state regulatory bodies and are subject to periodic examination by the regulators. The most recent regulatory examination for CSC was made as of December 31, 1993. The most recent regulatory examinations of each of Evergreen National Indemnity Company ("Evergreen") and Continental Heritage Insurance Company ("Continental Heritage"), each subsidiaries of IASI, were made December 31, 1993 and December 31, 1994.

BUSINESS OUTSOURCING SERVICES

     GENERAL

         Through its subsidiary, SMR, IASI provides a wide range of business outsourcing services. It is IASI's goal to expand the business outsourcing services offered by IASI into a comprehensive personnel, consulting and management system that enables IASI to assist its clients with substantially all business outsourcing matters. The following is a description of the business outsourcing services currently offered by IASI.

     OPERATIONS

         IASI provides a comprehensive range of business outsourcing services, including information technology consulting, tax return preparation and compliance, tax planning, business valuation, human resource management, succession and estate planning, personal financial planning and employee benefit program design and administration services to individuals and small and medium sized commercial enterprises engaged in a wide variety of businesses. IASI contracts with its clients based upon the services they require.

         INFORMATION TECHNOLOGY CONSULTING. IASI provides a wide range of information technology services. Such services include developing strategic technology plans, determining emerging technology capabilities (such as imaging and the Internet), reviewing operational use of software and hardware, defining and implementing software and hardware systems to address day-to-day business challenges and designing and implementing network solutions for clients with multiple sites.

         TAX RETURN PREPARATION AND COMPLIANCE; TAX PLANNING. IASI's tax return preparation and compliance services include the preparation and review of federal and state tax returns on behalf of IASI clients. In addition, IASI offers tax planning services to businesses with the goal of reducing the client's tax liabilities. Such services include assistance with the choice of business entity, development of executive compensation plans and employee benefit and retirement policies, and evaluation of investments.

         BUSINESS VALUATION. IASI's business valuation services are designed to assist a client in determining the precise value of a business or professional practice, either to avoid tax and regulatory problems or simply to facilitate organizational change. Such services are required in a variety of contexts, including litigation, sales, employee stock ownership plans, corporate recapitalization, succession plans or acquisitions.

         Business valuation involves a formalized system of gathering information to gain an in-depth understanding of a client's business and the pertinent factors affecting its value. IASI employs a team of Certified Valuation Analysts to perform such analyses.

         HUMAN RESOURCE MANAGEMENT. As part of its human resource management services, IASI performs organizational development audits and analyses and organizational structure analyses to provide its clients with solutions to strengthen both the financial and human resource side of the clients' businesses. IASI then works with its clients to implement such solutions.

         Included in the services provided by IASI is the development of detailed personnel guides, which set forth a systematic approach to administering personnel policies and practices including recruiting, discipline and termination procedures. In addition, IASI will review and revise, if necessary, personnel policies and employee handbooks or will create customized handbooks for its clients.

         IASI's human resource management services include the recruiting of new employees. IASI will also perform executive compensation analyses and provide management with detailed information regarding competitive salaries for a wide variety of positions throughout the United States.

         SUCCESSION AND ESTATE PLANNING. IASI provides business and estate planning services, as well as assists in the review of estate planning documents. Such services include the review and analysis of the laws affecting, and the development of customized plans regarding, the management and succession of businesses and estates.

         PERSONAL FINANCIAL PLANNING. IASI offers financial planning services to individuals. IASI employs tax and financial planners who assess the individual's cash flow and tax situation, financial requirements and financial objectives, and work with the individual to define his or her short and long term financial goals. IASI's financial planners then work with the individual to develop and implement plans and methods for achieving the individual's goals.

         EMPLOYEE BENEFIT PROGRAM DESIGN AND ADMINISTRATION. IASI currently offers small group health care plans and other insurance coverages that its clients may provide to their employees. Such insurance coverages include group term life, universal life, accidental death and dismemberment and long-term disability. IASI works with the client to determine its needs and, in accordance with such needs, gives the client the opportunity to select from among several different plan packages or, with the assistance of IASI, design a personalized package of benefits for the client.

         As part of its services, IASI administers the foregoing benefit plans and is responsible for negotiating the benefits and costs of such plans. IASI serves as a liaison for the delivery of such services to its client's employees and monitors and reviews claims for loss control purposes.

         In addition, IASI offers to its clients 401(k), profit-sharing, defined benefit and money purchase plans, as well as administration and consulting services associated with such plans. IASI also provides support services to insurance companies who offer retirement plans.

         IASI's QuickVal Daily Valuation System ("QuickVal") provides 24-hour telephone access to qualified retirement plan administration information for individual participants. QuickVal provides participants with their account balances and enables participants to change investments at any time.

         OTHER BUSINESS OUTSOURCING SERVICES. In addition to the business outsourcing services described above, IASI also provides the following business outsourcing services: merger and acquisition analysis; litigation support; cash flow management; process improvement consulting, including quality management and strategic services; business management consulting, including communications consulting, market research and organizational development; and bookkeeping services.

     MARKETING AND CUSTOMERS

         IASI's business outsourcing services are sold primarily in Ohio. All services use common marketing techniques, including direct sales methodologies with emphasis on referral sources.

         None of IASI's major business outsourcing services groups have a single homogeneous client base. Rather, IASI's clients come from a large variety of industries and markets. IASI believes that such diversity helps to insulate IASI from a downturn in a particular industry. In addition, none of IASI's business outsourcing services are overly sensitive to price change. Nevertheless, economic conditions among selected clients and groups of clients may have a temporary impact on the demand for such services.

     COMPETITION

         The business outsourcing services industry has been highly competitive in recent years resulting in consolidation and strategic alliances across industry lines. The principal competitive factors in this industry are service and price. This is particularly important to small to medium sized providers because larger providers, or alliances with larger providers, can create service and price distortions in the market place.

         IASI's competitors in the business outsourcing services industry include independent consulting services companies, divisions of diversified enterprises and banks.

     REGULATION

         IASI's provision of business outsourcing services is vulnerable to legislative changes with respect to its tax advisory, compliance and preparation services. Legislative changes may expand or contract the types and amounts of business services that individuals and businesses require.

ENVIRONMENTAL SERVICES

     GENERAL

         In February, 1997, IASI signed the non-binding Letter of Intent to sell IASI's environmental services operations. The Letter of Intent also contemplates the formation of a strategic alliance between IASI and the purchaser whereby IASI will continue to have access to IASI's environmental resources for the benefit of its insurance customers after the sale. IASI anticipates that the sale will be completed by mid-1997. Consummation of the transaction remains subject to the purchaser's due diligence review, the negotiation and execution of definitive documentation and the receipt of necessary government and third party approvals and consents. Accordingly, there can be no assurance, however, that the transaction will be consummated or, if consummated, that the transaction will be consummated on the terms set forth herein.

         The following is a description of IASI's environmental services business as of the date of this Annual Report.

     OPERATIONS

         IASI's environmental services operations include the operation of its treatment, storage and disposal facilities ("TSD Facilities"), transportation, remediation and technical services and related engineering, consulting and analytical services. IASI currently operates seven hazardous and non-hazardous TSD Facilities located in the United States and Canada. These TSD Facilities are serviced by IASI's integrated trucking operations. IASI does not own any hazardous waste disposal sites. IASI also provides a broad range of related environmental services including engineering, consulting and analysis, remediation, groundwater/wastewater services and other technical services.

         TSD FACILITIES. IASI provides hazardous and non-hazardous waste treatment, storage and disposal services through seven commercial hazardous TSD Facilities located in the United States and Canada. The wastes handled by these TSD Facilities include substances which are classified as hazardous under applicable law because of their source of generation, characteristic properties, specific constituents and other substances subject to federal, provincial and state environmental regulations.

         Treatment, storage and disposal services are typically performed under service agreements that obligate IASI to accept from its customer waste material conforming to the specifications set forth in the services agreement. Before IASI signs a service agreement with a customer, a representative sample of the waste is analyzed by a laboratory to enable IASI to recommend the best method of transportation, treatment and disposal. Prior to unloading at IASI's treatment facility, a representative sample of the delivered waste is tested and analyzed on site to ensure that it conforms to the customer's waste profile sheet. Once the wastes are characterized, compatible groups are consolidated to achieve economies in storage, handling, transportation and ultimate treatment and disposal.

         The operational and permitted capabilities of the seven TSD Facilities operated by IASI vary extensively with each facility operating under site specific permit requirements. The seven TSD Facilities in the aggregate have the ability to process bulk liquids, solids, drums and laboratory-packaged waste materials. Six of these TSD Facilities have received final hazardous waste permits (EPA and/or state-issued Part B Permits or Canadian Ministry of the Environment ("MOE") Permits) from the appropriate regulatory agencies and the remaining TSD Facility is operating under an interim status permit. See "- Regulation." IASI expects to obtain the final Part B permit for this facility in 1997. If this Part B permit application is denied, the TSD Facility would be forced to cease hazardous waste operations and be subject to closure procedures with respect to such operations. The oil recycling operations that are conducted at such location would be permitted to continue even if the permit is denied. It is the opinion of management that the failure to obtain such permit and the subsequent closure of the facility would not have a material adverse effect on IASI.

         The TSD Facilities have the collective ability to accept virtually all types of hazardous and non-hazardous wastes, except radioactive materials. Each TSD Facility is specifically regulated with respect to waste types that are included in its permits.

         The TSD Facilities collectively perform the following treatment and storage services:

--  bulking and consolidation for off-site incineration
-- waste water treatment, including heavy metal precipitation, carbon absorption, oxidation, reduction, biological treatment and filtration
--  low level cyanide destruction
--  fuels blending
--  oil recycling
--  phase separation
--  PCB storage
--  solids liquification
--  stabilization of solid and semi-solid sludges

         IASI currently owns nine TSD Facilities, seven of which are operational. The following table provides certain information concerning the operating TSD Facilities owned by IASI. These facilities serve markets in the northeastern and midwestern United States and southern Ontario regions.


                                                                                               PERMITTED
                                                                                         OPERATING AND STORAGE
       TSD FACILITY                         PERMITTED ACTIVITIES                              CAPACITIES
       ------------                         --------------------                              ----------

Republic Environmental               Part B Permit - hazardous waste          Operating capacities - approximately 55
Systems (Pennsylvania),              treatment and storage facilities         million gallons per year bulk liquid,
Inc., Hatfield, PA;                  for hazardous and non-hazardous          73,000 tons per year bulk solid, 99,000
(formerly known as Waste             solid and liquid waste in bulk,          drums per year; storage capacity
Conversion, Inc., "RES               drum and lab pack; interim status        -approximately 568 drums, 335,000 gallons
(Pennsylvania)")                     PCB storage                              bulk liquid, 1,500 cubic yards solid

Republic Environmental               Part B application filed in 1986;        Operating capacities - approximately 18
Recycling (New Jersey),              EPA and NJDEP (defined herein)           million gallons per year of bulk waste;
Inc.; Clayton, New Jersey            interim status-waste oil blending        storage capacity - 2 million gallons
                                     and recycling, fuels blending and
                                     transfer facility

Republic Environmental               Part B Permit - bulk solid               Operating capacities - approximately
Systems (Cleveland), Inc.,           hazardous waste treatment and            124,800 tons per year bulk solid, 18,250
Bedford, Ohio; (formerly             storage, hazardous and                   drums per year; storage capacity
Evergreen Environmental              non-hazardous drum treatment,            -approximately 975 drums and 47,500
Group, Inc., "RES                    bulk liquids and oils treatment          gallons bulk liquid, 1,000 cubic yards
(Cleveland)")                        and fuels blending                       solid

Republic Environmental               MOE Permit - hazardous waste             Operating capacities - approximately 3.4
Systems (Fort Erie) Ltd.;            treatment, processing, recovery,         million gallons per year bulk liquid,
Fort Erie, Ontario                   transfer and storage                     1,170 tons per year bulk solid, 52,000
                                                                              drums per year; storage capacity -
                                                                              approximately 1,300 drums and 65,000
                                                                              gallons bulk liquid, 120 tons solid

Republic Environmental               MOE Permit - hazardous waste             Operating capacities - approximately 12.5
Systems (Brantford) Ltd.;            treatment, processing, recovery,         million gallons per year bulk liquid;
Brantford, Ontario                   transfer and storage                     storage capacity - 175,000 gallons bulk
                                                                              liquid

Republic Environmental               MOE Permit - hazardous waste             Operating capacities - approximately 2.9
Systems (Pickering) Ltd.;            treatment, processing, recovery,         million gallons per year bulk or drum
Pickering, Ontario                   transfer and storage                     liquid or solid; storage capacity -
                                                                              110,000 gallons bulk or drum

Republic Environmental               MOE Permit - hazardous waste             Operating capacities - approximately 3.1
Systems (Brockville) Ltd.;           treatment, processing, recovery,         million gallons per year bulk liquid,
Brockville, Ontario                  transfer and storage                     24,000 tons per year bulk solid,
                                                                              approximately 39,000 drums per year;
                                                                              storage capacity - 3,000 drums and 120,000
                                                                              gallons bulk liquid


         IASI also owns TSD Facilities in Farmingdale, New York and Dayton, Ohio, at which operations terminated in June 1993 and October 1995, respectively. See "Legal Proceedings - Administrative Proceedings - RES (Cleveland) and Republic Environmental Systems (Ohio), Inc." and "- Republic Environmental Systems (New York), Inc."). With respect to the closing of both of these TSD Facilities, IASI believes that it has accrued the appropriate costs.

         During June 1996, the Ohio Environmental Protection Agency (the "Ohio EPA") approved the expansion of the types of waste managed in IASI's TSD Facility located in Cleveland, Ohio. The remaining permit revisions are currently still under review. Management expects final approval of the remaining permit revisions during 1997.

         TRANSPORTATION SERVICES. As an integral part of IASI's treatment, storage and disposal operations, hazardous and non-hazardous wastes are collected from customers and transported by IASI to and between its TSD Facilities for treatment or bulking in preparation for shipment to final disposal locations. In providing this service, IASI utilizes a variety of specially designed and constructed tank trucks, vacuum trucks and semi-trailers. Liquid waste is frequently transported in bulk, but may also be transported in drums. Heavier sludges or bulk solids are transported in sealed roll-off containers or sealed gate-dump trailers.

         IASI's United States hazardous waste transportation services are performed primarily by two of IASI's waste services subsidiaries, Republic Environmental Systems (Transportation Group), Inc. ("RES (Transportation Group)") and Chem-Freight, Inc. ("Chem-Freight"). RES (Transportation Group) is located in Hatfield, Pennsylvania and has been operating since 1985. Chem-Freight is located in Walton Hills, Ohio and has been operating since 1971. These trucking companies provide a majority of their direct services to IASI's TSD Facilities. IASI believes that this transportation arrangement ensures quality control and improved efficiency and helps prevent delays at the TSD Facilities. Trucking revenues for services provided to third parties, such as other environmental service companies, waste brokers and waste generators, are recognized as trucking revenue. Third-party customers of RES (Transportation Group) and Chem-Freight include general industrial businesses and other waste management companies. RES (Transportation Group) is licensed to haul in 36 states from the eastern to the midwestern regions of the United States and Chem-Freight is licensed to haul in the 48 contiguous states.

         Most of the transportation services provided to IASI's Canadian TSD Facilities are performed by one of IASI's subsidiaries, Republic Environmental Systems (Brockville) Ltd. ("RES (Brockville)"). RES (Brockville) is licensed to haul in the provinces of Ontario and Quebec in Canada and in the states of Michigan and New York in the United States.

         REMEDIATION. IASI's hazardous waste division provides selected remediation services through its subsidiary, Republic Environmental Systems (Technical Services Group), Inc. ("RES (Technical Services)"). RES (Technical Services) is a full-service environmental remediation contractor specializing in remedial services, tank cleaning, testing and removal, decontamination/lagoon closure, excavation and removal of contaminated soils, dewatering, emergency response, "Superfund" clean-up work and waste sampling. These services are provided to IASI's TSD Facility customers and others on a competitive bid basis.

         When IASI is engaged to perform an entire environmental remediation project, it will first perform a site or situation assessment which involves gathering samples from the contaminated site and then analyzing them to establish or verify the nature and extent of the contaminants. Analysis of samples is conducted by IASI at its TSD Facilities or by independently-operated laboratory companies. IASI's engineering and consulting group then develops, evaluates and presents alternative solutions to remedy the particular situation.

         TECHNICAL SERVICES. At IASI's analytical facilities, technicians test samples provided by customers through the use of comprehensive analytical procedures to identify and quantify toxic pollutants in virtually every component of the environment, including, without limitation, drinking water, surface and groundwater, soil, air, food, industrial effluents and biological tissues. The laboratory staff evaluates the properties of a given material, selects appropriate analytical methods, and designs, documents and executes a laboratory work plan that results in a comprehensive technical report.

         IASI also provides environmental consulting services, including regulatory consulting, RCRA consulting, Environmental Clean-up Responsibility Act site assessment, remedial action plan preparation, treatment process technology and system design, waste minimization programs planning and alternate waste disposal evaluations.

     SALES AND MARKETING

         IASI's sales and marketing strategy is to provide full-service environmental management to its customers. IASI targets customers of all sizes from small quantity generators to large "Fortune 100" companies. Marketing efforts also target environmental engineers, real estate brokers, potentially responsible party ("PRP") committees, lawyers, hospitals and waste brokers.

         IASI believes in maintaining a strong foundation of repeat business. IASI derives its business from a broad base of clientele which management believes enables IASI to experience stable growth. Marketing efforts focus on continuing and increasing business with existing customers, as well as attracting new clients.

     COMPETITION

         The hazardous waste treatment, storage and disposal industry is highly competitive and requires substantial amounts of capital. The competition in this industry includes large national companies such as Clean Harbors, Inc., Laidlaw Environmental Services, Inc. and Rollins Environmental, Inc., as well as local TSD Facilities and disposal and treatment companies. IASI environmental services subsidiaries compete for business on the basis of price and geographic location.

     CUSTOMERS

         IASI's sales efforts with respect to its environmental services operations have been directed toward establishing and maintaining business relationships with businesses in the eastern and midwestern regions of the United States and Ontario, Canada, which have ongoing requirements for one or more of IASI's services. No one customer individually comprises more than 5% of the total consolidated revenue of IASI.

     SEASONALITY

         IASI's environmental services operations experience seasonal fluctuations, with higher demand commencing in approximately April of each year and continuing through October, and lower demand occurring from November through March. Additionally, IASI's environmental services operations may experience operational limitations from November through March due to weather conditions in the northeastern United States and southeastern Ontario. Severe weather experienced during winter months may adversely affect IASI's results of operations.

     REGULATION

         The transportation and disposal of solid and chemical wastes and rendering of related environmental services are subject to federal, state, provincial and local requirements which regulate health, safety, the environment, zoning and land-use. Operating permits are generally required for TSD Facilities and certain transportation vehicles, and these permits are subject to revocation, modification and renewal. Federal, state, provincial and local regulations vary, but generally govern waste management activities (including final disposal), the location and use of facilities and also impose restrictions to prohibit or minimize air and water pollution. In addition, governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose fines in the case of violations, including criminal penalties. These regulations are administered by the EPA and various other federal, state, provincial and local environmental, health and safety agencies and authorities, including the Occupational Safety and Health Administration of the United States Department of Labor.

         Although IASI strives to conduct its operations in compliance with applicable laws and regulations, IASI believes that in the existing climate of heightened legal, political and citizen awareness and concerns, companies in the hazardous waste and environmental services industry, including IASI, may be faced with fines and penalties and the need to expend funds for remedial work and related activities at TSD Facilities. IASI has established a reserve to cover such fines, penalties and costs which management believes will be adequate. Further, in connection with the acquisition of certain TSD Facilities, IASI has been indemnified against certain environmental liabilities. See "Legal Proceedings." While such amounts expended in the past or anticipated to be expended in the future have not had and are not expected to have a materially adverse effect on IASI's financial condition or operations, the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation and despite such reserves and indemnification obligations, could adversely affect IASI's operating results.

         IASI's operation of TSD Facilities subjects it to certain operating, monitoring, site maintenance and closure obligations. In order to construct, expand and operate a TSD Facility, one or more construction or operating permits, as well as zoning approvals, must be obtained. These operating permits and zoning approvals are difficult and time-consuming to obtain, and the issuance of such permits and approvals often is opposed by neighboring landowners and local and national citizens' groups. Once obtained, the operating permits may be subject to periodic renewal and are subject to modification and revocation by the issuing agency. In connection with IASI's acquisition of existing TSD Facilities, it often may be necessary to expend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity. The failure of IASI to renew existing permits or obtain newly required permits, could adversely affect IASI's operating results. In addition, IASI's waste transportation operations are subject to evolving and expanding laws and regulations that may impose additional monitoring, training and safety requirements.

         Governmental authorities have the power to enforce compliance with regulations and permit conditions and to obtain injunctions or impose fines in case of violations. Citizens' groups may also bring suit for alleged violations.

During the ordinary course of its operations, IASI may from time to time receive citations or notices from such authorities that its operations are not in compliance with applicable environmental, health or safety regulations. Upon receipt of such citations or notices, IASI will work with the authorities to attempt to resolve the issues raised. Failure to correct the problems to the satisfaction of the authorities could lead to monetary or criminal penalties, curtailed operations or facility closure any of which could have a material adverse effect on IASI's operating results.

         FEDERAL REGULATION. The following summarizes the primary United States federal statutes affecting the business of IASI:

                  (1) THE SOLID WASTE DISPOSAL ACT ("SWDA"), AS AMENDED BY RCRA. SWDA and its implementing regulations establish a framework for the regulation of the generation, handling, transportation, treatment, storage and disposal of hazardous and non-hazardous wastes. They also require states to develop programs to insure the safe disposal of solid wastes in sanitary landfills.

                  Subtitle C of RCRA imposes a variety of regulatory requirements on a person who is either a "generator" or "transporter" of hazardous waste, or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. The EPA has issued regulations under RCRA for hazardous waste generators, transporters, and owners and operators of TSD Facilities. These regulations impose, among other requirements, detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for permitting, manifesting, record keeping and reporting, facility closure, post-closure care and financial assurance. Owners and operators of TSD Facilities also are subject to stringent corrective action requirements that can be very expensive. The Hazardous and Solid Waste Amendment of 1984 mandated that hazardous wastes be treated prior to land disposal. Owners and operators of TSD Facilities must treat wastes to meet specified performance-based or technology-based treatment standards.

                  (2) THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980, AS AMENDED ("CERCLA"). CERCLA, also known as "Superfund," among other things, established a regulatory and remedial program intended to provide for the investigation and the clean-up of sites from which there is or has been a release or threatened release of a hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict liability (and pursuant to the interpretation of certain courts, joint and several liability) for clean-up and for damages to natural resources upon: (a) any person who currently owns or operates the facility or site; (b) any person who owned or operated the facility or site at the time of disposal of hazardous substances; (c) any person who by contract, agreement or otherwise, arranged or accepted for disposal or treatment (or for transport for disposal or treatment) of the hazardous substances; and (d) any generator of the hazardous substances. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. The costs of CERCLA investigation and clean-up can be substantial.

                  Among other things, CERCLA authorizes the federal government either to remediate sites at which hazardous substances were disposed and have been or are threatened to be released into the environment, or to order (or offer an opportunity to order) persons potentially liable for the clean-up of the hazardous substances to do so. Both the government and the potentially liable party may seek to recover the cost of clean-up from the responsible class of persons. In addition, CERCLA requires the EPA to establish a National Priorities List of sites at which hazardous substances have been or are threatened to be released and which require investigation or clean-up.

                  Liability under CERCLA is not dependent upon the intentional disposal of "hazardous wastes." It can be founded upon the release or threatened release, even as a result of unintentional and non-negligent action, of very small amounts of any one of thousands of "hazardous substances" listed by the EPA, many of which can be found in household waste. If this is the case, and if there is a release or threatened release of such substances, IASI could be held liable under CERCLA for all investigative and remedial costs even if others may also be liable. CERCLA also authorizes the imposition of a lien in favor of the United States upon all real property subject to or affected by a remedial action for all costs for which a party is liable. The ability of IASI to obtain reimbursement from others for their allocable share of such costs would be limited by its ability to find other responsible parties and prove the extent of each of such other parties' responsibility and by the financial resources of such other parties. The costs of a CERCLA clean-up can be very expensive. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on IASI's business and financial condition. See "--Liability Insurance and Bonding."

                  (3) THE FEDERAL WATER POLLUTION CONTROL ACT OF 1972, AS AMENDED (THE "CLEAN WATER ACT"). The Clean Water Act establishes a framework for regulating the discharge of pollutants from a variety of sources, including TSD Facilities, into streams, rivers and other waters. Whenever point source runoff from IASI's facilities is to be discharged into surface waters, the Clean Water Act requires IASI to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA published new storm water discharge regulations which require a facility to apply for a storm water discharge permit unless it is covered under a storm water general permit promulgated by the agency. These storm water discharge regulations also require a permit for certain construction activities, which may affect IASI's operations. If a facility discharges wastewater through a sewage system to a publicly-owned treatment works ("POTW"), the facility must comply with discharge limits imposed by the POTW. In addition, states may adopt groundwater protection programs under the Clean Water Act or Safe Drinking Water Act or independent state authority that could affect TSD Facilities.

                  (4) THE CLEAN AIR ACT. The Clean Air Act establishes a framework for the federal, state and local regulation of the emission of air pollutants. These regulations may impose emission limitations and monitoring and reporting requirements on certain of IASI's operations. The Clean Air Act Amendments, which were enacted into law at the end of 1990, resulted in the imposition of stringent requirements on many activities that were previously largely unregulated, such as emissions of solvents used in small parts degreasing baths in IASI's vehicle maintenance shops, as well as imposing more stringent requirements on, among others, motor vehicle emissions and emissions of hazardous air pollutants.

                  (5) THE OCCUPATIONAL SAFETY AND HEALTH ACT OF 1970 ("OSHA"). OSHA authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, may apply to IASI's operations.

         STATE REGULATION. Each state in which IASI operates has its own laws and regulations governing hazardous and solid waste disposal, water and air pollution and, in most cases, release and clean-up of hazardous substances and liability for such matters. The states also have adopted regulations governing the design, operation, maintenance and closure of TSD Facilities. IASI's facilities and operations are likely to be subject to many, if not all, of these types of requirements.

         Finally, various states have enacted, are considering enacting or are considering repealing, laws that restrict the disposal within the state of solid or hazardous wastes generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Challenges to other such laws are pending. The outcome of pending litigation and the likelihood that other such laws will be passed and will survive constitutional challenge are uncertain. In addition, Congress is currently considering legislation authorizing states to adopt such restrictions.

         CANADIAN REGULATION. IASI's operations in Canada relating to hazardous waste treatment, recycling and recovery of chemical waste and waste water are subject to the general business and environmental laws and regulations of Canada, which are similar in nature to United States laws and regulations. While IASI believes that its Canadian operations are in substantial compliance with applicable laws and regulations, IASI is unable to predict the course of development of such laws and regulations.

LIABILITY INSURANCE AND BONDING

         IASI carries commercial general liability insurance, automobile liability insurance, workers' compensation, pollution legal liability and employer's liability insurance as required by law in the various states and provinces in which operations are conducted and umbrella policies to provide excess limits of liability over the underlying limits contained in the commercial general liability, automobile liability and employer's liability policies. The nature of IASI's environmental services operations exposes it to a significant risk of liability for legal damages arising out of such operations. See "Legal Proceedings." The majority of IASI's environmental services operations have environmental liability insurance subject to certain limitations and exclusions in excess of the limits required by permit regulations; however, there is no assurance that such limits would be adequate in the event of a major loss.

         From time to time, IASI may be required to post a performance bond or a bank letter of credit in connection with the operation of TSD Facilities, certain remediation contracts or certain environmental permits. Bonds issued by surety companies operate as a financial guarantee of IASI's performance. To date, IASI has satisfied financial responsibility requirements by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds.

EMPLOYEES

         At December 31, 1996, IASI employed approximately 451 employees, 6 of whom are party to collective bargaining agreements. IASI considers its relationships with its employees to be satisfactory.

PROPERTIES

         IASI's corporate headquarters are located in Valley View, Ohio in leased premises. Certain of the property and equipment of IASI are subject to liens securing payment of portions of the indebtedness of IASI and its subsidiaries. IASI and its subsidiaries also lease six offices in five states, as well as one office in Canada, and certain of their equipment. IASI believes that all of its facilities are sufficient for its needs.

         In addition, IASI operates seven TSD Facilities in the United States and Canada. For more information regarding these properties, see
"- Environmental Services - Operations."

ITEM 3.       LEGAL PROCEEDINGS

ADMINISTRATIVE PROCEEDINGS

     RES (CLEVELAND) AND REPUBLIC ENVIRONMENTAL SYSTEMS (OHIO), INC.

         In June 1993, RES (Cleveland) received a Complaint and Compliance Order from the Enforcement Division of EPA Region 5 alleging that the former owners of RES (Cleveland)'s TSD Facility failed to submit a proper RCRA Facility Investigation ("RFI") workplan to the EPA on a timely basis and fined RES (Cleveland). In September 1993, EPA Region 5 granted approval for implementation of the RFI workplan submitted by RES (Cleveland). In June 1995, RES (Cleveland) reached an agreement with EPA Region 5 by consent agreement and final order (the "CAFO") to settle the issues related to the former owners' failure to achieve an approvable RFI workplan. The CAFO included a fine of $60,000 and required the meeting of certain stipulations. IASI paid the fine in June 1995 and completed all required activities stipulated under the CAFO in December 1996, and submitted a final report to the EPA detailing the results. In 1996, the EPA accepted and approved the final RFI report. The EPA has requested and approved a second phase of the RFI workplan which requires additional sample collections.

         In addition, RES (Cleveland) was involved in negotiations with the Ohio EPA to bring RES (Cleveland)'s facility located in Bedford, Ohio into full compliance with the Ohio EPA regulations and settle a proposed penalty. In August 1994, RES (Cleveland) reached an agreement by consent order with the Ohio EPA which included a penalty for $250,000, payable over a three-year period, as well as meeting certain stipulations. Final payment on the penalty was made in 1996. RES (Cleveland) has provided all of the required deliverables specified in the consent order to Ohio EPA and is presently awaiting their final approval.

         In June 1996, the Ohio Attorney General's Office began enforcement proceedings against Republic Environmental Systems (Ohio), Inc. (formerly known as Ecolotec, Inc., "RES (Ohio)") related to several past alleged violations at the Dayton, Ohio facility, at which IASI ceased operations in September 1995. Such violations included the failure to construct certain tertiary containment features at the facility and issues related to the submission of permit revisions in connection with the facility's groundwater monitoring program. At this time, both parties have agreed to enter into a mediation agreement to attempt to settle these matters with a third party mediator.

         In addition, RES (Ohio)'s recent groundwater monitoring program results indicate that past operations at the facility may have potentially affected groundwater quality. RES (Ohio) is currently investigating the groundwater further to determine what, if any, corrective measures should be taken.

         In October 1996, the Ohio attorney general's office determined that the Merger Transactions constituted a change of ownership of Ohio EPA permitted facilities owned by RES (Cleveland) and RES (Ohio). In addition, the Ohio EPA may determine that the Merger Transactions constitute a modification of such permits. As a result, Ohio law requires that the change of ownership of the permitted facilities, as well as the permit modifications, if any, be approved by the director of the Ohio EPA, based upon the disclosure statements and an investigative report prepared by the Ohio attorney general's office. IASI consummated the Merger Transactions prior to receipt of the requisite approval of the director of the Ohio EPA as permitted by applicable law. During the approval process, IASI does not anticipate that the operations at such facilities will be affected. In the event that the director of the Ohio EPA ultimately disapproves such change of ownership or, if required, such permit modifications, IASI would be required to effect the negation of the change of ownership of such facilities. The negation could be accomplished through the restoration of the original ownership structure of such facilities, the disposition of the facilities or another means that complies with the requirements of applicable law.

     REPUBLIC ENVIRONMENTAL SYSTEMS (NEW YORK), INC.

         In late June 1993, Republic Environmental Systems (New York), Inc. ("RES (New York")) ceased operations at its TSD Facility in Farmingdale, New York, due to ongoing disputes and negotiations with various regulatory agencies including the New York Department of Environmental Conservation (the "New York DEC"), the town of Oyster Bay and Nassau County. In addition, RES (New York) received from the New York DEC a proposed Summary Order in an Administrative Action commenced by the New York DEC against the RES (New York) facility, whereby the New York DEC sought revocation of RES (New York)'s permit to operate as a TSD Facility. The New York DEC withdrew a previous consent order against RES (New York), under which RES (New York) had agreed to pay $100,000 for past alleged violations at the facility and to resolve several administrative permit issues.

         In early 1994, RES (New York) voluntarily ceased operations at its hazardous waste TSD Facility and discontinued any efforts to pursue its permit for this facility as a result of the ongoing disputes described above. In addition, RES (New York) entered into negotiations for a consent order with the New York DEC which provided for (i) payment of a fine by RES (New York) of $270,000, $170,000 of which will be suspended upon successful completion of the terms of the consent order, and (ii) the closure of the facility in accordance with the requirements specified by the order. RES (New York) has begun closure activities at the facility which it expects to complete by the end of 1997.

PROCEEDINGS COVERED BY THIRD PARTY INDEMNITY

         In connection with the acquisition of Stout, the former stockholders of Stout (the "Party Stockholders") agreed to indemnify RII, IASI, subsidiaries of IASI and their respective officers, directors, agents and representatives from losses associated with, among other things, soil, water and groundwater contamination occurring prior to RII's acquisition of Stout.

         IASI has been identified as a PRP in a number of governmental investigations and actions relating to waste disposal facilities which may be subject to remedial action under CERCLA. Proceedings arising under CERCLA typically involve numerous waste generators and other waste transportation and disposal companies. Generally, these proceedings are based on allegations that these entities (or their predecessors) transported hazardous substances to the facilities in question, in all cases prior to acquisition of Stout by RII. As a successor to Stout, IASI and RII have become a party to and become potentially liable in these proceedings to the same extent as Stout. IASI and RII have been indemnified for all costs and expenses incurred with regard to these proceedings by Party Stockholders. The Party Stockholders' obligation under the indemnity was secured by a first lien and perfected security interest covering two million shares of RII's common stock. During June 1995, Party Stockholders had placed $7.0 million in an escrow account (the "Party Collateral") in lieu of the two million shares of RII's stock as security for the remaining indemnification obligations. IASI is currently paying costs and legal expenses with regard to these proceedings which are then reimbursed by the Party Stockholders. Pursuant to agreements with RII, IASI has agreed to assume any and all liabilities of RII in these proceedings and has accepted assignment from RII of all of its rights in connection therewith, including, without limitation, RII's rights as indemnitee and pledgee pursuant to the Party Stockholders indemnification obligations.

         Management believes that the legal and environmental proceedings covered by the indemnity will be resolved in a manner that will not have a materially adverse effect on IASI's results of operations or combined financial position.

         The following is a description of proceedings whose claims are covered by the indemnity obligations of the Party Stockholders.

     ADAMS OIL, INC.

         In March 1996, IASI and the Party Stockholders entered into an agreement amending the Merger Agreement and the Settlement Agreement to which they are parties and voiding the transfer of Adams Oil, Inc. ("Adams Oil") to IASI. Adams Oil is the owner of a former oil terminal located in Camden, New Jersey at which there is evidence of contamination. Pursuant to such agreement, on March 3, 1997, IASI transferred ownership of all of the capital stock of Adams Oil to the Party Stockholders and released to the Party Stockholders $1.5 million of the Party Collateral. The Party Stockholders have agreed to use the released Party Collateral to comply with New Jersey Department of Environmental Protection ("NJDEP") requirements regarding the clean-up of the Camden facility, including the requirement that the Party Stockholders post $500,000 with the NJDEP within 30 days after the transfer to secure such clean-up. At such time that the Party Stockholders post the required $500,000 with the NJDEP, IASI has agreed to release an additional $500,000 of the Party Collateral to the Party Stockholders. The Party Stockholders also have agreed to indemnify, defend and hold harmless IASI, its environmental services subsidiary, Republic Environmental Systems, Inc., and RII from losses incurred in connection with the environmental condition of the Camden, New Jersey facility.

     REPUBLIC ENVIRONMENTAL SYSTEMS (PENNSYLVANIA), INC.

         RES (Pennsylvania) has been named as a PRP in the North Penn Area No. 2 regional groundwater problem involving 56 square miles occupied by hundreds of industrial companies. The EPA is currently investigating the septic system and the contamination of groundwater and is considering adding other PRP companies. The EPA and RES (Pennsylvania) have entered into an administrative order on consent to investigate and determine: (i) whether or not there is sufficient evidence to indicate that RES (Pennsylvania) has contributed to the groundwater problem, and (ii) if RES (Pennsylvania) should participate in a regional investigation. RES (Pennsylvania) has recently completed the required soil and groundwater testing, as required under the administrative order, and has submitted a final report to the EPA. Based on the results of this testing, RES (Pennsylvania) has requested the EPA to release it from further investigation.

         In addition, RES (Pennsylvania) also has been named as a PRP along with 13 other primary defendants for the recovery costs to remediate the Moyers Landfill Site in eastern Pennsylvania. A company previously known as Waste Conversion of Delaware, Inc. disposed of materials at Moyers Landfill from 1979 to 1981. This company then sold its assets to RES (Pennsylvania), which was then owned by Stout. RES (Pennsylvania) is currently in settlement negotiations with the EPA to limit its exposure in this matter.

         RES (New York) and RES (Pennsylvania) are parties in a PRP action with respect to a former IASI Aqua-Tech TSD Facility in South Carolina. There are 180 parties to date. In April 1993, an agreement was reached whereby IASI paid approximately $360,000 for proposed settlement of certain issues at the facility, pending the PRP committee's final allocation to the PRPs.

     REPUBLIC ENVIRONMENTAL SYSTEMS (NEW YORK), INC.

        The New York DEC has alleged that RES (New York) is liable for unpaid generator fees in the amount of $240,000 plus interest. RES (New York) and other owners of New York TSD Facilities argue that the state is subjecting them to excess fees by categorizing them both as a TSD Facility and as an original waste generator. The central issue of the amount of generator fees owed by RES (New
York) has been stayed pending New York DEC determination of the appropriate category for RES (New York) and what generator fee it should pay as a result thereof. This matter will be settled under the consent order being negotiated for the facility's closure. Payments scheduled under this order will be credited to settle this matter.

         In addition, on March 19, 1992, the New York DEC informed RES (New
York) that it may be a PRP with respect to the Quanta Resources site in Queens, New York. At present, RES (New York) is awaiting additional information from the New York DEC in order to assess the extent of its exposure, but believes it is not material.

GENERAL

         IASI is also a party to other administrative proceedings related to its environmental services operations which have arisen in the ordinary course of its business. Although it is possible that losses exceeding amounts already recorded may be incurred upon ultimate resolution of these matters, as well as the matters described above, management believes that such losses, if any, will not have a material adverse effect on IASI's business or financial position; however, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly periods in which they are resolved.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of 1996.

                           EXECUTIVE OFFICERS OF IASI

         The following table sets forth certain information as of March 28, 1997 regarding the executive officers of IASI. Each executive officer of IASI named in the following table has been elected to serve until his successor is duly appointed or elected or until his or her earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of IASI and any other person pursuant to which he was selected as an officer.

                  NAME                               AGE        POSITION(S)
                  ----                               ---        -----------
                  Michael G. DeGroote                63         Chairman of the Board
                  Edward F. Feighan                  49         Chief Executive Officer, President and Director
                  Roswell P. Ellis                   62         Senior Vice President - Insurance Group
                  Douglas R. Gowland                 55         Senior Vice President - Environmental Operations
                                                                  and Director
                  Keith W. Reeves                    40         Senior Vice President - Business Services
                  Gregory J. Skoda                   40         Executive Vice President and
                                                                  Chief Financial Officer
                  Craig L. Stout                     48         Chief  Operating Officer and Director

         MICHAEL G. DEGROOTE has served as the Chairman of the Board of IASI since the Spin-off. Mr. DeGroote also served as President and Chief Executive Officer of IASI from the Spin-off until the Merger Transactions in October 1996. Mr. DeGroote has served as Vice Chairman and a director of Republic Industries, Inc. ("RII") since August 1995. Mr. DeGroote also served as Chairman of the Board, President and Chief Executive Officer of RII from May 1991 to August 1995 and Senior Chairman of the Board of RII from May 1991 to August 1991. Mr. DeGroote is a private investor who owned a controlling interest in Laidlaw Inc., a Canadian waste services company, from 1959 until he sold his interest to Canadian Pacific Limited in 1988. Mr. DeGroote also serves as a director of Gulf Canada Resources, Inc.

         EDWARD F. FEIGHAN has served as Chief Executive Officer, President and a Director of IASI since October 1996. Mr. Feighan is also Vice President of Alliance Holding Corporation ("Alliance Holding"), a position he has held since joining Alliance Holding in 1993. From 1983 until 1993, Mr. Feighan served as the representative from the Ohio 19th Congressional District of the United States House of Representatives. During his tenure in Congress, Congressman Feighan served on the Judiciary and the House Foreign Affairs Committee; Chairman, International Narcotics Control Committee; President, The Interparliamentary Union; and permanent Representative to the Helsinki Commission. He currently serves on the board of trustees of the National Democratic Institute for International Affairs, the Handgun Control Federation of Ohio, and the Rock and Roll Hall of Fame and Museum.

         ROSWELL P. ELLIS has served as the Senior Vice President - Insurance Group since March 1997. Mr. Ellis serves as Chairman and President of CSC, a position he has held since 1987, and Chairman of Continental Heritage and Evergreen, all subsidiaries of IASI.

         DOUGLAS R. GOWLAND has served as the Senior Vice President - Environmental Operations since October 1996 and a Director of IASI. In addition, Mr. Gowland has served as President of IASI's hazardous waste subsidiaries since March 1992. From the date of the Spin-off until the Merger Transactions, Mr. Gowland served as IASI's Executive Vice President and Chief Operating Officer. From March 1992 until the Spin-off, Mr. Gowland served as President of IASI. From January 1992 to April 1995, Mr. Gowland served as Vice President - Hazardous Waste Operations of RII. From March 1991 to January 1992, Mr. Gowland served as Vice President of DRG Environmental Management, Inc. Prior thereto, he served as President of Great Lakes Environmental Systems, Ltd.

         KEITH W. REEVES has served as the Senior Vice President - Business Services since March 1997. Mr. Reeves also serves as the President of SMR, a position of which he has held since December 1996. Mr. Reeves served as Vice President of SMR from August 1984 until its acquisition by IASI in December 1996. Mr. Reeves is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

         GREGORY J. SKODA has served as the Executive Vice President and Chief Financial Officer of IASI since December 1996. Mr. Skoda also serves as the Vice President and Chief Financial Officer of Alliance Holding, a position he has held since June 1, 1994. Prior to IASI's acquisition of SMR in December 1996, Mr. Skoda served as President and Chairman of SMR, which Mr. Skoda founded in 1980. Mr. Skoda is an active member of the American Institute of Certified Public Accountants in the Tax, Employee Benefits, and Management Advisory Services divisions.

         CRAIG L. STOUT has served as Chief Operating Officer and a Director of IASI since October 1996. Mr. Stout also serves as Chief Operating Officer of Alliance Holding, a position he has held since the formation of Alliance Holding in 1987. Prior to the Mergers, Mr. Stout served as President and Chairman of two other companies which he founded, Contract Operations Planning, Inc., a surety claims management firm, and Contract Surety Reinsurance Corporation, a reinsurance intermediary for facultative surety reinsurance. These companies were merged into Alliance Holding prior to the effective date of the Merger Transactions and their operations are now conducted by IASI.


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

         IASI's Common Stock is listed on Nasdaq, which is the principal trading market for these securities, under the symbol "IASI." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as listed on Nasdaq.

                                              COMMON STOCK PRICE
                                                    RANGE
                                           ----------------------
                                             HIGH           LOW
                                             ----           ---
1995
Second Quarter(1).......................   $2 1/4        $1 1/4
Third Quarter...........................   $4            $1 13/16
Fourth Quarter..........................   $2 5/16       $1 9/16

1996
First Quarter...........................   $1 19/32      $1 1/4
Second Quarter..........................   $20 7/8       $1 7/16
Third Quarter...........................   $18 3/4       $4 3/4
Fourth Quarter..........................   $12 3/4       $7 1/2

(1) Consisted of the period from the date on which the Common Stock was first listed on Nasdaq, April 27, 1995, through June 30, 1995.

         On March 27, 1997, the closing sales price of Common Stock as reported by Nasdaq was $11.125 per share. The number of record holders of Common Stock as of March 7, 1997, was 953.

         Since the Spin-off, IASI has not declared or paid any dividends on its Common Stock and the Board of Directors does not currently anticipate paying dividends on the Common Stock at any time in the foreseeable future. The payment of future dividends will be determined by IASI's Board of Directors in light of conditions then existing, including IASI's earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. The payment of dividends on the Common Stock is presently prohibited under the terms of IASI's credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.       SELECTED FINANCIAL DATA

         The following table presents selected historical financial data for IASI and are derived from the historical consolidated and combined financial statements and notes thereto, which are included elsewhere in this Annual Report of IASI. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated and combined financial statements of IASI and the notes thereto, which are included elsewhere in this Annual Report.

                                                                        YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                 1996            1995           1994            1993            1992
                                                 ----            ----           ----            ----            ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Premiums earned ..........................     $  27,743       $  26,962      $  23,368      $  17,373       $  11,534
Net investment income ....................         3,564           3,341          2,477          1,377           1,272
Net realized gains (losses) on investments         1,529             166             80            (91)            210
Other income .............................         2,933             470          1,385          1,737             269
                                               ---------       ---------      ---------      ---------       ---------
Net revenues .............................     $  35,769       $  30,939      $  27,310      $  20,396       $  13,285
                                               =========       =========      =========      =========       =========
Interest expense .........................     $      46              --             --             --              --
Other expenses ...........................         4,384       $   3,157      $   4,544      $   3,287       $   2,039

Income from continuing operations before
  income tax expense .....................         6,062           4,891          4,844          3,485           2,123
Income tax expense .......................         1,640           1,422          1,344          1,189             751
                                               ---------       ---------      ---------      ---------       ---------
Income from continuing operations ........         4,422           3,469          3,500          2,296           1,372
Loss from discontinued operations ........           (38)             --             --             --
                                               ---------       ---------      ---------      ---------       ---------
Net income ...............................     $   4,384       $   3,469      $   3,500      $   2,296       $   1,372
                                               =========       =========      =========      =========       =========
Gross written premiums ...................     $  42,888       $  37,695      $  37,869      $  29,992       $  17,786
Net written premium ......................        31,149          26,677         27,219         21,173          12,089

Weighted average common and
  common share equivalents ...............        32,213          16,956         16,956         16,956          16,956

Earnings per share:
  Primary ................................     $    0.21       $    0.20      $    0.20      $    0.14       $    0.08
                                               =========       =========      =========      =========       =========
  Fully diluted ..........................     $    0.16       $    0.20      $    0.20      $    0.14       $    0.08
                                               =========       =========      =========      =========       =========

Loss ratio ...............................          41.3%           39.2%          37.9%          38.0%           34.6%
LAE ratio ................................          22.5%           16.9%          15.6%          11.6%           11.5%
Expense ratio ............................          38.0%           39.9%          43.5%          39.7%           48.0%
                                               ---------       ---------      ---------      ---------       ---------
Combined ratio ...........................         101.8%           96.0%          97.0%          89.3%           94.1%
                                               =========       =========      =========      =========       =========
Invested assets and cash .................     $ 108,523       $  60,908      $  57,642      $  46,670       $  30,727
Goodwill, net of amortization ............         6,048              --             --             --              --
Total assets .............................       167,330          86,735         81,931         68,117          36,926

Loss and loss expense payable ............        41,099          37,002         34,661         29,528          14,107
Total liabilities ........................        76,008          59,967         58,100         50,304          23,895
Total Shareholders' equity ...............        91,322          26,768         23,580         18,401          13,031

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in the understanding of IASI's financial position and results of operations for each of the years ended December 31, 1996, 1995 and 1994. This discussion should be read in conjunction with IASI's consolidated and combined financial statements and notes thereto included herein. In accordance with IASI's intent to sell its environmental services operations, the results of operations related to such operations have been reflected as a discontinued operation in IASI's consolidated and combined financial statements. See "Results of Operations - Discontinued Operations."

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

         Revenues increased $4.9 million, or 16%, from $30.9 million in 1995 to $35.8 million in 1996 and consist of the following:

                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                           ------------------
                                                                                                      DOLLAR
                                                                            1996        1995          CHANGE
                                                                           -------     -------        ------
                                                                              (in thousands)
         Premiums earned...............................................    $27,743     $26,962          $781
         Net investment income.........................................      3,564       3,341           223
         Net realized gains on investments.............................      1,529         166         1,363
         Other income..................................................      2,933         470         2,463
                                                                           -------     -------        ------
         Total revenues................................................    $35,769     $30,939        $4,830
                                                                           -------     -------        ------

         Premiums earned increased approximately $800,000 on an increase of $4.4 million in net written premiums in 1996. Much of the increase in net written premiums was recorded in the second half of 1996, which directly impacted IASI's earned premium. On a gross written basis, IASI reported an increase of $5.1 million in 1996, $5.0 million of which was generated through brokerages and $800,000 of which was generated through general agencies. These increases were offset by a $1.3 million decline in IASI's remedial action coverages.

         IASI reported increases in net investment income of $223,000 and net realized gains on investments of $1.5 million in 1996. Net investment income grew 6.7% on invested assets of $68.6 million in 1996. IASI's $1.4 million increase in net realized gains on investments from $166,000 in 1995 to $1.5 million in 1996 is attributable to the gains realized on the sale of certain equity investments.

         Other income increased $2.5 million in 1996 over 1995 and is attributable to non-recurring income of $1.1 million from the American Sentinel settlement, higher commission income of $400,000 and SMR revenues of $600,000 since its acquisition.

         Total expenses increased $3.7 million to $29.7 million in 1996 from $26.0 million in 1995. Such increase was attributable to the change in loss and loss adjustment expenses ("LAE") of $2.5 million and other expenses of $1.2 million. While losses incurred have increased $844,000, loss development from prior years increased $1.4 million and primarily relate to property losses, which were higher than normal. In addition, IASI has experienced increases in LAE to $6.2 million in 1996 from $4.5 million in 1995. Such increases are attributable to IASI's business mix, primarily its casualty lines of business, and to the general litigation climate. The casualty lines of business generally have higher loss adjustment costs relative to premium dollars. Another factor affecting this increase is the court ruling in the case of Montrose Chemical Corporation v. Admiral Insurance Company. The California Supreme Court adopted a "continuous trigger of coverage" in cases involving continuous and progressive third party damage claims. Insurance companies are liable for claims occurring prior to the policy period for claims which continued to progress during the course of the policy term. The exposure to IASI does not have a residual impact on loss reserves but does have a direct effect on IASI's loss adjustment reserving practices due to a higher potential for claims handling and litigation costs.

         Other expenses increased $1.2 million to $4.4 million in 1996 from $3.2 million in 1995 and primarily were affected by the initial consolidation of SMR in December and other general corporate expenses incurred in the fourth quarter of 1996. Other costs attributable to IASI's insurance services business improved slightly to $2.9 million in 1996 from $3.1 million in 1995.

         Income from continuing operations before taxes increased $1.2 million, or 23.9%, to $6.1 million in 1996 from $4.9 million in 1995 and net income increased $915,000, to $4.4 million in 1996 from $3.5 million in 1995 primarily for the reasons stated above.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

         Total revenues increased $3.6 million, or 13% to $30.9 million in 1995 from $27.3 million in 1994. Premiums earned increased $3.6 million to $27.0 million in 1995 from $23.4 million in 1994, while net premiums declined $500,000 to $26.7 million in 1995 from $27.2 million in 1995. The timing of earned premiums primarily accounted for the increase in total revenues. Timing differentials reflect the changing mix of products to a substantially greater concentration in the commercial lines and environmental surety businesses and a decrease in the private passenger auto physical damage and miscellaneous surety business. Commercial lines written premiums increased by $1.5 million but were offset by a reduction in the automotive and miscellaneous surety business following IASI's decision to withdraw from these markets. Also contributing to the revenue increase was $864,000 in net investment income during 1995, a 35% increase over 1994 revenues. Total revenue in 1994 included a gain of $807,000 attributable to the American Sentinel settlement.

         Total expenses increased $3.5 million to $26.0 million in 1995 from $22.5 million in 1994. Such increase was primarily a result of a $2.6 million increase in loss and LAE. The increase in loss and LAE was a direct result of increased premium revenue of $3.6 million. Acquisition expenses also increased $2.3 million in 1995 from 1994. As a percentage of total revenue, total expenses for 1995 and 1994 were 84% and 82%, respectively.

         Primarily for the reasons stated above, 1995 income before income taxes increased $47,000, or 1%, to $4.9 million in 1995 from $4.8 million in 1994 and net income decreased $31,000, or 1%, to $3.5 million in 1995 from $3.5 million in 1994.

     BALANCE SHEET SUMMARY

         The following tables set forth the key elements of IASI's balance sheet:

     ASSETS:

                                                                                      YEAR ENDED
                                                                                      DECEMBER 31,
                                                                          --------------------------------
                                                                            1996        1995        1994
                                                                            ----        ----        ----
                                                                                    (in thousands)
         Total cash and invested assets................................   $108,523     $60,908     $57,642
         Premiums receivable...........................................      7,013       4,467       5,201
         Other assets..................................................     51,794      21,360      19,088
                                                                          --------     -------     -------
         Total assets..................................................   $167,330     $86,735     $81,931
                                                                          --------     -------     -------

     LIABILITIES:

                                                                                   YEAR ENDED
                                                                                   DECEMBER 31,
                                                                           -------------------------------
                                                                             1996       1995        1994
                                                                           -------     -------     -------
                                                                                    (in thousands)
         Total liability for loss/LAE..................................    $41,099     $37,002     $34,661
         Unearned premium..............................................     18,637      15,636      15,453
         Other liabilities.............................................     16,272       7,329       8,382
                                                                           -------     -------     -------
         Total liabilities.............................................    $76,008     $59,967     $58,496
                                                                           -------     -------     -------

     CAPITAL AND SURPLUS:

                                                                                   YEAR ENDED
                                                                                    DECEMBER 31,
                                                                            ----------------------------
                                                                            1996        1995        1994
                                                                            ----        ----        ----
                                                                                    (in thousands)
         Total shareholders' equity....................................    $91,322     $26,768     $23,580

     COMBINED AND OPERATING RATIOS

         The combined ratio is the sum of the loss ratio and expense ratio and is the traditional measure of underwriting performance for insurance companies. The operating ratio is the combined ratio less the net investment income ratio (net investment income to net earned premium) excluding realized and unrealized capital gains and is used to measure overall company performance.

         The following table reflects the loss, LAE, expense, combined, net investment and operation ratios of IASI on a generally accepted accounting principles ("GAAP") basis for each of the years ended December 31 1996, 1995 and 1994:

                                                                                     YEAR ENDED
                                                                                     DECEMBER 31,
                                                                              ----------------------------
                                                                              1996        1995        1994
                                                                              ----        ----        ----
         Loss ratio....................................................       41.3        39.2        37.9
         LAE ratio.....................................................       22.5        16.9        15.6
         Expense ratio.................................................       38.0        39.9        43.5
                                                                             -----        ----        ----
         Combined ratio................................................      101.8        96.0        97.0
         Net investment ratio..........................................       12.9        12.4        10.6
         Operating ratio...............................................       88.9        83.6        86.4

     EXPENSES

The expense ratio reflected in the foregoing table is the relationship of operating costs to net written premiums on a GAAP basis. The statutory ratio differs from the GAAP ratio as a result of different treatment of acquisition costs. Expense ratios have been favorably impacted by reinsurance contingencies.

     INVESTMENTS AND INVESTMENT INCOME

Investments of IASI are restricted to certain investments permitted by Ohio and Utah insurance laws. IASI's investment policy has been established by IASI's investment committee and is reviewed periodically. IASI has retained an independent professional investment firm to manage its fixed income portion of the investment portfolio pursuant to the investment policy and strategy.

IASI accounts for its investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which was adopted by the Financial Accounting Standards Board (the "FASB"). Fixed maturity securities that IASI has the positive intent and ability to hold to maturity are carried at amortized cost. As IASI's fixed income securities mature, there can be no assurance that IASI will be able to reinvest in securities with comparable yields. IASI's other fixed maturity and all equity securities are classified as available-for-sale and are carried at market value. The unrealized gains and losses as a result of the valuation is reported as a separate component of shareholders' equity net of appropriate deferred income taxes. IASI has no investments classified as trading securities.

         The following table sets forth IASI's investment income for each of the years ended December 31, 1996, 1995 and 1994:

                                                                                     YEAR ENDED
                                                                                     DECEMBER 31,
                                                                            ------------------------------
                                                                             1996        1995        1994
                                                                            ------      ------      ------
                                                                                    (in thousands)
         Net investment income.........................................     $3,564      $3,341      $2,477
         Net realized gain on
            investments................................................      1,529         166          80
                                                                            ------      ------      ------
         Total investment income.......................................     $5,093      $3,507      $2,557
                                                                            ======      ======      ======
         Investment yield..............................................       5.31%       5.56%       4.78%
         Net unrealized appreciation
            (depreciation) of investments (net of tax).................     $3,696      $3,266     $(1,208)

     LIABILITY FOR LOSSES AND LOSS EXPENSES PAYABLE

         As of December 31, 1996, the liability for losses and LAE constituted 54% of IASI's consolidated liabilities. IASI has established reserves that reflect its estimates of the total losses and LAE it will ultimately be required to pay under insurance and reinsurance policies. Such reserves include losses that have been reported but not settled and losses that have been incurred but not reported ("IBNR"). Loss reserves are established on an undiscounted basis after reductions for deductibles and estimates of salvage subrogation.

         For reported losses, IASI establishes reserves on a "case" basis within the parameters of coverage provided in the related policy. For IBNR losses, IASI estimates reserves using established actuarial methods. Case and IBNR loss reserve estimates reflect such variables as past loss experience, social trends in damage awards, changes in judicial interpretation of legal liability and policy coverages, and inflation. IASI takes into account not only monetary increases in the cost of what is insured, but also changes in societal factors that influence jury verdicts and case law and, in turn, claim costs. IASI's loss reserves have been certified in accordance with the requirements of the National Association of Insurance Commissioners.

         The consolidated and combined financial statements of IASI include the estimated liability for unpaid losses and LAE of IASI's insurance operations. Reserves for unpaid losses covered by insurance policies and bonds consist of reported losses and IBNR losses. These reserves are determined by claims personnel and the use of actuarial and statistical procedures and they represent undiscounted estimates of the ultimate cost of all unpaid losses and LAE through year end. Although management uses many resources to calculate reserves, a degree of uncertainty is inherent in all such estimates. Therefore, no precise method for determining ultimate losses and LAE exist. These estimates are subject to the effect of future claims settlement trends and are continually reviewed and adjusted (if necessary) as experience develops and new information becomes known. Any such adjustments are reflected in current operations.

         Activity in the liability for unpaid losses and loss expense is summarized in the following table:

                                                                                       YEAR ENDED
                                                                                      DECEMBER 31,
                                                                           -------------------------------
                                                                            1996         1995        1994
                                                                            ----         ----        ----
                                                                                    (in thousands)
         Balance at January 1..........................................    $37,002     $34,661     $29,528
            Less insurance recoverables................................     (8,914)     (9,383)     (8,505)
                                                                           -------      ------     -------
         Net balance at January 1......................................    $28,088     $25,278     $21,023
                                                                           -------      ------     -------
         Incurred related to:
            Current year...............................................     17,216      17,297      14,753
            Prior years................................................        408      (2,180)     (2,259)
                                                                           -------      ------     -------
                        Total incurred.................................     17,624      15,117      12,494
                                                                           -------      ------     -------
         Paid related to:
            Current year...............................................      3,684       5,963       4,269
            Prior years................................................      9,043       6,344       3,970
                                                                           -------      ------     -------
                        Total paid.....................................     12,727      12,307       8,239
                                                                           -------      ------     -------
         Net balance at end of period..................................     32,985      28,088      25,278
            Plus reinsurance recoverables..............................      8,114       8,914       9,383
                                                                           -------      ------     -------
         Balance at end of period......................................    $41,099      37,002     $34,661
                                                                           =======      ======     =======

       ANALYSIS OF LOSS AND LAE DEVELOPMENT

                                                                      Year Ended December 31,
                                ------------------------------------------------------------------------------------------------
                                  1986      1987    1988    1989    1990     1991     1992     1993      1994     1995     1996
                                  ----      ----    ----    ----    ----     ----     ----     ----      ----     ----     ----
                                                                        (in thousands)
Net liability for losses and
loss expenses.................  $2,276     3,484    7,202   8,168   10,428  12,775   14,107   21,023   25,278    28,088   32,985

Cumulative amount of net
  liability paid through:
    One year later............   1,262     1,566    2,985   2,404    2,404   2,811    3,026    4,131    6,309     8,785      --
    Two years later...........   1,943     2,172    3,876   3,433    4,090   4,894    3,848    7,503   11,161
    Three years later.........   2,205     2,623    4,398   4,322    5,239   5,372    4,786    9,346
    Four years later..........   2,482     2,759    4,799   4,984    5,184   6,010    5,119
    Five years later..........   2,562     2,907    5,140   4,880    5,352   6,102
    Six years later...........   2,677     2,927    5,147   4,953    5,352
    Seven years later.........   2,693     2,935    5,152   4,947
    Eight years later.........   2,702     2,935    5,135
    Nine years later..........   2,702     2,917
    Ten years later...........   2,700

The retroactively
  reestimated net liability
  for loss and loss
  expenses as of:
    One year later............   2,888     4,277    7,406   8,388   10,674   12,003   12,587  18,910   23,049    28,246      --
    Two years later...........   3,375     4,032    7,445   8,504    9,239   10,877    9,829  17,531   22,193
    Three years later.........   3,132     4,042    7,419   7,025    8,183    8,419    8,899  16,174
    Four years later..........   3,056     4,028    6,365   6,668    6,631    8,675    7,822
    Five years later..........   3,039     3,420    6,311   5,638    6,320    7,467
    Six years later...........   2,849     3,406    5,534   5,243    5,823
    Seven years later.........   2,829     3,009    5,308   5,133
    Eight years later.........   2,708     2,949    5,230
    Nine years later..........   2,713     2,926
    Ten years later...........   2,706
                                ------     -----    -----   -----   -----   ------   ------   ------   ------    ------   ------

Net cumulative redundancy
  (deficiency)................  $ (430)      558    1,972   3,035   4,605    5,308    6,285    4,849    3,085      (158)     --
                                ======     =====    =====   =====   =====   ======   ======   ======   ======    ======   ======

Gross liability - end of year ......................................................................  $34,661    37,002   41,099
Reinsurance recoverable ............................................................................    9,383     8,914    8,114
                                                                                                       ------    ------   ------
Net liability - end of year ........................................................................   25,278    28,088   32,985
                                                                                                       ======    ======   ======

The data set forth in the table above does not reflect the adoption of SFAS No. 113.

     DISCONTINUED OPERATIONS

         IASI's results of operations related to its environmental services operations have been reflected as a discontinued operation in IASI's consolidated and combined financial statements as a result of IASI's execution of the non-binding Letter of Intent. See Note 15 to the Consolidated and Combined Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION

         IASI had cash and investments, excluding mortgage loans, of $104.8 million, $57.5 million, and $54.7 million at December 31, 1996, 1995 and 1994, respectively. The $47.3 million increase from 1995 to 1996 is a result of IASI's generation of proceeds from stock issuances from exercises of outstanding options and warrants and the Private

Placement (defined herein), profits and additional loss reserves on an increasing volume of liability coverages which have slower payout patterns than property coverages.

         Net cash provided by operations for the years ended December 31, 1996, 1995, and 1994 was $13.2 million, $3.6 million and $9.7 million, respectively. These amounts were adequate to meet all of IASI's capital expenditure, operating and acquisition costs and resulted primarily from earnings and the timing of reinsurance contingency transactions.

         IASI's financing activities provided net cash for the years ended December 31, 1996, 1995 and 1994 of $35.7 million, $5.6 million and $1.4 million, respectively. During 1996, IASI realized approximately $38.0 million in cash proceeds from a private placement and from stock issuances, offset in part by dividends paid to Alliance Holding by CSC and CSU prior to the Merger Transactions.

     SOURCES OF CASH

         IASI's principal source of revenue from its specialty insurance services operations consists of insurance and reinsurance premiums, investment income, commission and fee income, and proceeds from sales and maturities of investment securities. Premiums written become premiums earned for financial statement purposes as the premium is earned incrementally over the term of each insurance policy and after deducting the amount of premium ceded to reinsurers pursuant to reinsurance treaties or agreements. The property and liability operation of IASI generates positive cash flow from operations as a result of premiums being received in advance of the time when the claim payments are made.

         The companies of the CSC Group are subject to regulation and supervision by state insurance regulatory agencies, applicable generally to each insurance company in its state of incorporation. Such regulations limit the amount of dividends or distributions by an insurance company to its shareholders. If insurance regulators determine that payment of a dividend or any other payment to an affiliate (such as a payment under a tax allocation agreement) would, because of the financial condition of the paying insurance company or otherwise, be detrimental to such insurance company's policyholders or creditors, the regulators may block payment of such dividend or such other payment to the affiliates that would otherwise be permitted without prior approval.

         Ohio law limits the payment of dividends to IASI. The maximum dividend that may be paid without prior approval of the Director of Insurance of the State of Ohio is limited to the greater of the statutory net income of the preceding calendar year or 10% of total statutory shareholder's equity as of the prior December 31. As a result, the maximum dividend CSC may pay to IASI in 1997 without prior approval of the Director of Insurance of the State of Ohio is approximately $2.6 million.

         IASI's principal source of revenue from its business outsourcing services operation is the collection of fees from professional services rendered to its clients in the areas of information technology consulting, tax return preparation and compliance, and business valuations, as well as other areas that have been previously discussed.

         In May 1995, IASI secured a $6.0 million credit facility with a United States commercial bank to provide IASI with additional liquidity and working capital. This facility provides for borrowings at the prime lending rate plus 0.5% or adjusted three-month LIBOR rate plus 2.5%, which would be 8.75% and [7.95%], respectively, at December 31, 1996 and will mature in 1998. Up to $4.5 million of the credit facility is available for the issuance of standby letters of credit. At December 31, 1996 IASI had issued $2.4 million in standby letters of credit and had no cash borrowing under the credit facility. The credit facility contains various affirmative and negative covenants which, among other things, restrict the payment of dividends and require the maintenance of certain financial ratios. Borrowings under the credit facility are secured by all of IASI's United States based assets related to its environmental services operations.

         In December 1996, IASI issued and sold 3,251,888 units of IASI (the "Units") for $9.00 per Unit (the "Private Placement"). Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock of IASI at an exercise price of $11.00 per share exercisable, in whole or in part, for a three year period from the date of issuance. The Private Placement resulted in net proceeds of approximately $27.6 million, after deducting the placement agent fee and other estimated expenses associated with the Private Placement.

         In addition, MGD Holdings, the Harve A. Ferrill Trust U/A 12/31/69 (the "Ferrill Trust") and WeeZor I Limited Partnership ("WeeZor"), affiliates of each of Messrs. Michael G. DeGroote, Chairman of the Board of IASI, Harve A. Ferrill and Richard C. Rochon, directors of IASI, respectively, have entered into agreements to purchase an aggregate of 616,611 Units, subject to stockholder approval. On January 6, 1997, the issuance of such Units was approved by written consent of the holders of a majority of the outstanding shares of Common Stock. In accordance with Rule 14c-2 under the Exchange Act, on or about April 1997, IASI will distribute a Schedule 14C Information Statement (the "Information Statement") to holders of IASI's Common Stock as of the date of such written consent. The Information Statement will be used to notify such holders of Common Stock of the action by written consent approving the issuance of Units to MGD Holdings, the Ferrill Trust and WeeZor. In accordance with the requirements of the Exchange Act, the issuance of Units to MGD Holdings and Messrs. Ferrill and Rochon will close no earlier than

20 days following the distribution of the Information Statement to such holders. Upon the closing of the issuance of such Units, IASI will receive an additional $5.3 million in proceeds.

     USES OF CASH AND LIQUIDITY OUTLOOK

         OPERATIONS. IASI's capital expenditures from continuing operations totaled $286,000, $223,000 and $340,000 for the years ended December 31, 1996, 1995 and 1994, respectively, which included expenditures for fixed assets for normal replacement, compliance with regulations and market development. During the year ended December 31, 1996, IASI funded capital expenditures from cash on hand and operating cash flow. IASI anticipates that during 1997, it will continue to fund expenditures from operating cash flow supplemented by borrowing under its revolving credit facility, as necessary. Management believes that IASI currently has sufficient cash and lines of credit to fund current operations and expansion thereof.

         Cash used in investing activities for the years ended December 31, 1996, 1995 and 1994 primarily came as the result of differences in the purchases and sales of investments.

         IASI is required to establish a reserve for unearned premiums. IASI's principal costs and factors in determining the level of profit is the difference between premiums earned and losses, LAE and agent commissions. Loss and LAE reserves are estimates of what an insurer expects to pay on behalf of claimants. IASI is required to maintain reserves for payment of estimated losses and LAE for both reported claims and for IBNR claims. Although the ultimate liability incurred by IASI may be different from current reserve estimates, management believes that the reserves are adequate.

         IASI believes its cash flow from operations and available financial resources provide for adequate liquidity to fund existing and anticipated capital and operational requirements as well as to fund future growth and expansion. Management is not aware of any current recommendations by regulatory authorities that, if implemented, could have a material impact on IASI's liquidity, capital resources and operations.

         ACQUISITIONS. IASI's strategy is to aggressively expand its specialty insurance and business outsourcing services operations through internal growth and by acquiring and integrating existing businesses. IASI makes its decision to acquire or invest in businesses based on financial and strategic considerations. See "Business and Properties -- Business Strategy." Businesses acquired to date have been accounted for under the purchase method of accounting and, accordingly, are included in the financial statements from the date of acquisition.

         Management believes that IASI currently has sufficient resources, including cash on hand, cash flow from operating activities, credit facilities and access to financial markets to fund current and planned operations, service any outstanding debt and make certain acquisitions. However, substantial additional capital may be necessary to fully implement IASI's aggressive acquisition program. There can be no assurance that additional financing will be available on a timely basis, if at all, or that it will be available in the amounts or on terms acceptable to IASI.

STOCK REPURCHASE PROGRAM

         In April 1995, IASI's Board of Directors authorized IASI to repurchase up to 500,000 shares or 4.6% of Common Stock during 1995 as deemed appropriate by management and authorized an additional repurchase of 500,000 shares or 4.6% of Common Stock in February 1996. Repurchases were effected at prevailing market prices from time to time on the open market prior to the negotiation of the Merger Transactions. The last repurchase was effected by IASI on March 4, 1996 and as of such date IASI had repurchased approximately 695,842 shares of Common Stock for an aggregate cost of approximately $1,040,000. The repurchased shares have been retired and the repurchase program has been discontinued.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

         This Annual Report contains various forward-looking statements and information that are based on management's belief as well as assumptions made by, and information currently available to, management. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "projects," "management believes," "IASI believes" and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on IASI's results of operations and financial condition are: (i) demand for IASI's services; (ii) IASI's ability to integrate the operations of acquired businesses; (iii) IASI's ability to expand into new markets; (iv) the consummation of IASI's disposition of its environmental services operations; (v) environmental liabilities to which IASI may become subject in the future which are not covered by an indemnity or insurance; (vi) the impact of current and future laws and governmental regulations affecting IASI's operations; (vii) competitive practices in the specialty insurance and bonding industries; (viii) competitive practices in the reinsurance markets utilized by IASI; (ix) judicial, legislative, and regulatory changes of law relating to risks covered by IASI or to the operations of insurance companies in general; (x) market fluctuations in the values or returns on assets in IASI's investment portfolios; (xi) pricing of IASI insurance products; and (xii) adverse loss development.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set forth in Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Described in IASI's Form 8-K dated February 19, 1997.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information appearing under the caption "Election of Directors" in IASI's definitive proxy statement (the "Proxy Statement") relating to the 1997 Annual Stockholders Meeting (the "Annual Meeting"), is incorporated herein by reference. The information regarding executive officers of IASI is contained in
Part I of this Annual Report under a separate item captioned "Executive Officers of IASI."

ITEM 11.          EXECUTIVE COMPENSATION.

         The information appearing under the caption "Executive Compensation" in the Proxy Statement relating to the Annual Meeting is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information appearing under the captions "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report or incorporated by reference:

                  1.  Financial Statements.

                      As to financial statements and supplementary information, reference is made to "Index to Financial Statements" on page F-1 of this Annual Report.

                  2.  Financial Statement Schedules.

                      As to financial statement schedules, reference is made to "Index to Financial Statements" on page F-1 of this Annual Report.

                  3.  Exhibits.

         The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 Regulation S-K.

Exhibit No.       Description
-----------       -----------

      3.1 Amended and Restated Certificate of Incorporation of IASI (filed as Exhibit 3.1 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).

      3.2* Certificate of Amendment of the Certificate of Incorporation of IASI dated October 18, 1996.

      3.3 Amended and Restated Bylaws of IASI (filed as Exhibit 3.2 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      4.1 Form of Stock Certificate of Common Stock of IASI (filed as Exhibit 4.1 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      4.2 Promissory Note, dated October 18, 1996, in the aggregate principal amount of $4.0 million issued by IASI payable to Alliance Holding (filed as Exhibit 99.7 to IASI's Current Report on Form 8-K dated October 18, 1996, and incorporated herein by reference).

      9.1 Voting Agreement, dated as of October 18, 1996, by and between MGD Holdings and Alliance Holding (filed as Exhibit 99.6 to IASI's Current Report on Form 8-K dated October 18, 1996, and incorporated herein by reference).

      10.1 Spin-off Agreement (filed as Exhibit 10.1 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.2        Alternative  Dispute  Resolution   Agreement  (filed  as
                  Exhibit 10.2 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.3 Assumption of Liabilities and Indemnification Agreement (filed as Exhibit 10.3 to IASI's Registration Statement on Form 10, file no. 0-25890 and incorporated herein by reference)

      10.4 Corporate Services Agreement (filed as Exhibit 10.4 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.5 Employee Benefits Agreement (filed as Exhibit 10.5 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.6        Insurance and Indemnification  Agreement (filed as Exhibit
                  10.6 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.7 Tax Sharing Agreement (filed as Exhibit 10.7 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.8 IASI's Adjustment Plan (filed as Exhibit 10.8 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.9 Form of Warrant to purchase 200,000 shares of IASI's Common Stock issued to MGD Holdings Ltd. (filed as Exhibit
                  10.9 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.10 Form of Warrant to purchase 5,000 shares of IASI's Common Stock issued to Douglas R. Gowland (filed as Exhibit 10.11 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.11 Form of Warrant to purchase 55,000 shares of IASI's Common Stock issued for Douglas R. Gowland (filed as Exhibit 10.12 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.12 Credit Agreement dated as of May 11, 1995 by and among IASI and its Subsidiaries, as Borrowers, and CoreStates Bank, N.A. (filed as Exhibit 10.12 to IASI's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

      10.13 Agreement and Plan of Merger by and among IASI, Republic/CSA Acquisition Corporation, Republic/CSU Acquisition Corporation, Alliance Holding, CSC and CSU (filed as Appendix I to IASI's Definitive Schedule 14C Information Statement dated September 23, 1996 and incorporated herein by reference).

      10.14 Amendment No. 1 to Agreement and Plan of Merger by and among IASI, Republic/CSA Acquisition Corporation, Republic/CSU Acquisition Corporation, Alliance Holding, CSC and CSU (filed as Appendix IV to IASI's Definitive Schedule 14C Information Statement dated September 23, 1996 and incorporated herein by reference).

      10.15 Amendment No. 2 to Agreement and Plan of Merger by and among IASI, Republic/CSA Acquisition Corporation, Republic/CSU Acquisition Corporation, Alliance Holding, CSC and CSU (filed as

                  Appendix V to IASI's Definitive Schedule 14C Information Statement dated September 23, 1996 and incorporated herein by reference).

      10.16 Stock Purchase Agreement by and between IASI and H. Wayne Huizenga (filed as Appendix II to IASI's Definitive Schedule 14C Information Statement dated September 23, 1996 and incorporated herein by reference).

      10.17 Stock Purchase Agreement by and between IASI and MGD Holdings (filed as Appendix III to IASI's Definitive Schedule 14C Information Statement dated September 23, 1996 and incorporated herein by reference).

      10.18* Agreement and Plan of Merger by and among IASI, IASI/SMR Acquisition Co., SMR and its shareholders dated November 30, 1996.

      10.19* Agreement and Plan of Merger by and among IASI, IASI/ECI Acquisition Co., ECI and its shareholders dated November 5, 1996.

      11.1*       IASI Earnings per Common Share Data.

      21.1*       List of Subsidiaries of IASI.

      24.1*       Consent of KPMG Peat Marwick LLP

      99.1 Information Statement (filed as Exhibit 99.1 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

*Indicates documents filed herewith.

(b)   Reports on Form 8-K

     IASI filed the following Current Reports on Form 8-K during the fourth quarter of 1996:

         Current Report on Form 8-K dated October 18, 1996. Current Report on Form 8-K dated December 30, 1996.

                      INTERNATIONAL ALLIANCE SERVICES, INC.
                                AND SUBSIDIARIES

                INDEX TO FINANCIAL STATEMENTS AND SUBSIDIARIES


Independent Auditors' Report.................................................F-2

Consolidated and Combined Balance Sheets
      December 31, 1996 and 1995.............................................F-3

Consolidated and Combined Statements of Income
      Years Ended December 31, 1996, 1995 and 1994...........................F-4

Consolidated and Combined Statements of Shareholders' Equity
      Years Ended December 31, 1996, 1995 and 1994...........................F-5

Consolidated and Combined Statements of Cash Flows
      Years Ended December 31, 1996, 1995 and 1994...........................F-6

Notes to the Consolidated and Combined Financial
      Statements.............................................................F-7

Schedule I - Summary of Investments -- Other Than
      Investments in Related Parties, December 31, 1996.....................F-31

Schedule IV - Reinsurance
      Years Ended December 31, 1996, 1995 and 1994..........................F-32

Schedule III - Supplementary Insurance Information
      For the Years Ended December 31, 1996, 1995 and 1994..................F-33

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


BOARD OF DIRECTORS
INTERNATIONAL ALLIANCE SERVICES, INC.

We have audited the accompanying consolidated and combined financial statements of International Alliance Services, Inc. and Subsidiaries as listed in the accompanying index on page F-1. In connection with our audits of the consolidated and combined financial statements, we have also audited the financial statement schedules as listed in the accompanying index on page F-1. These consolidated and combined financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of International Alliance Services, Inc. and Subsidiaries at December 31, 1996 and 1995, and the results of their operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG PEAT MARWICK LLP

Cleveland, Ohio
March 25, 1997


             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                        (In thousands, except share data)
                           DECEMBER 31, 1996 AND 1995
                                                                                      1996                1995
                                                                                 -------------       --------------
                                     ASSETS
   Investments (Note 4):
    Fixed maturities held to maturity, at amortized cost                         $      15,481       $       15,309
    Securities available for sale, at fair value:
     Fixed maturities                                                                   35,471               33,153
     Equity securities                                                                   9,213                5,426
    Mortgage loans                                                                       3,685                3,393
    Short-term investments                                                               4,799                  843
    Other long-term investments                                                              -                   90
                                                                                 -------------       --------------
   Total investments                                                                    68,649               58,214

   Cash and cash equivalents                                                            39,874                2,694
   Premiums receivable, less allowance for doubtful
    accounts of $284 and $138, respectively                                              7,013                4,467
   Deferred policy acquisition costs (Note 8)                                            4,345                3,428
   Reinsurance recoverables (Note 7)                                                    11,185               12,647
   Excess of cost over net assets of businesses
    acquired , net of accumulated amortization of $33 (Note 2)                           6,048                    -
   Net assets held for disposal (Note 15)                                               22,999                    -
   Other assets                                                                          7,217                5,285
                                                                                 -------------       --------------

    TOTAL ASSETS                                                                 $     167,330       $       86,735
                                                                                 =============       ==============

                                   LIABILITIES
   Losses and loss expenses payable (Note 6)                                     $      41,099       $       37,002
   Unearned premiums                                                                    18,637               15,636
   Note payable and capitalized leases (Note 11)                                         3,211                   47
   Income taxes (Note 10)                                                                1,994                1,375
   Accrued expenses                                                                      5,355                2,672
   Other liabilities                                                                     5,712                3,235
                                                                                 -------------       --------------

   TOTAL LIABILITIES                                                                    76,008               59,967
                                                                                 -------------       --------------

                              SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share (Note 5)
   Authorized               -   100,000,000 shares at December 31, 1996;
                            -    20,000,000 shares at December 31, 1995
   Issued and outstanding   -    33,764,506 shares at December 31, 1996;
                            -    14,760,000 shares at December 31, 1995                    338                  148
Additional paid-in capital                                                              80,446               19,146
Retained earnings                                                                        6,842                4,208
Net Unrealized appreciation of investments (net of tax)                                  3,696                3,266
                                                                                 -------------       --------------

    TOTAL SHAREHOLDERS' EQUITY                                                          91,322               26,768
                                                                                 -------------       --------------

Commitments and contingencies (Note 12)

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $     167,330       $       86,735
                                                                                 =============       ==============

See the accompanying notes to the consolidated and combined financial statements.


             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                       1996              1995              1994
                                                                  --------------    -------------     ---------
Revenues:
   Premiums earned (Note 7)                                       $       27,743    $      26,962     $       23,368
   Net investment income (Note 4)                                          3,564            3,341              2,477
   Net realized gain on investments (Note 4)                               1,529              166                 80
   Other income                                                            2,933              470              1,385
                                                                  --------------    -------------     --------------
Net revenues                                                              35,769           30,939             27,310
                                                                  --------------    -------------     --------------

Expenses:
   Losses and loss adjustment expenses (Note 7)                           17,624           15,117             12,494
   Policy acquisition expenses (Note 8)                                    7,699            7,774              5,428
   Other expenses                                                          4,384            3,157              4,544
                                                                  --------------    -------------     --------------
Total expenses                                                            29,707           26,048             22,466
                                                                  --------------    -------------     --------------
Income from continuing operations
   before income tax expense                                               6,062            4,891              4,844

Income tax expense (Note 10)                                               1,640            1,422              1,344
                                                                  --------------    -------------     --------------
Income from continuing operations                                          4,422            3,469              3,500
Loss from discontinued operations
   (net of income tax expense of $91) (Note 15)                              (38)              -                  -
                                                                  --------------    ------------      -------------
Net income                                                        $        4,384    $       3,469     $        3,500
                                                                  ==============    =============     ==============
Earnings per common and common share equivalents (Note 3):
   Primary:
    Income from continuing operations                             $        0.21     $        0.20     $         0.20
    Loss from discontinued operations                                         -                 -                  -
                                                                  -------------     -------------     --------------

    Net income per share                                          $        0.21     $        0.20     $         0.20
                                                                  =============     =============     ==============
   Fully Diluted:
    Income from continuing operations                             $        0.16     $        0.20     $         0.20
    Loss from discontinued operations                                         -                 -                  -
                                                                  -------------     -------------     --------------
    Net income per share                                          $        0.16     $        0.20     $         0.20
                                                                  =============     =============     ==============
Weighted average common and common share
   equivalents, primary and fully diluted:                               32,213            16,956             16,956
                                                                  ==============    =============     ==============







See the accompanying notes to the consolidated and combined financial statements.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                         ADDITIONAL                        UNREALIZED
                                                            COMMON         PAID-IN         RETAINED       APPRECIATION
                                            SHARES           STOCK         CAPITAL         EARNINGS      (DEPRECIATION)
                                            ------           -----         -------         --------      --------------

December 31, 1993                          14,760,000     $      148    $     14,744     $     3,589      $       (80)
   Net income                                       -              -               -           3,500                -
   Pre-merger capital contribution
    from parent                                     -              -           3,807               -                -
   Pre-merger dividends paid
    to parent                                       -              -               -          (1,000)               -
   Change in unrealized
    appreciation (depreciation)                     -              -               -               -           (1,164)
   Cumulative effect of change
    in accounting for investments                   -              -               -               -               36
                                       --------------     ----------    ------------     -----------      -----------
December 31, 1994                          14,760,000            148          18,551           6,089           (1,208)
   Net income                                       -              -               -           3,469                -
   Pre-merger capital contribution
    from parent                                     -              -             595               -                -
   Pre-merger dividends paid
    to parent                                       -              -               -          (5,350)               -
   Change in unrealized
    appreciation (depreciation)                     -              -               -               -            4,474
                                       --------------     ----------    ------------     -----------      -----------

December 31, 1995                          14,760,000            148          19,146           4,208            3,266
   Net income                                       -              -               -           4,384                -
   Pre-merger capital contribution
    from  parent                                    -              -             595               -                -
   Pre-merger dividends paid
    to parent                                       -              -               -          (1,750)               -
   Change in unrealized
    appreciation (depreciation)                     -              -               -               -              430
   Reverse merger                          10,858,158            108          16,136               -                -
   Stock issuances                          7,251,888             73          38,164               -                -
   Stock options                              101,960              1           1,153               -                -
   Business acquisitions                      792,500              8           5,252               -                -
                                       --------------     ----------    ------------     -----------      -----------

December 31, 1996                          33,764,506     $      338    $     80,446     $     6,842      $     3,696
                                       ==============     ==========    ============     ===========      ===========










See the accompanying notes to the consolidated and combined financial statements.


             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                    1996          1995            1994
                                                                                 ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from continuing operations                                          $  4,422        $ 3,469        $ 3,500
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Net loss from discontinued operations                                            (38)             -              -
      Deprecation and amortization                                                   7,969          8,143          5,866
      Deferred income taxes                                                            (27)          (699)            55
      Income on participation transaction                                                -              -           (807)
    Cash provided by (used in) changes in assets and liabilities, net of acquisition:
        Premiums receivable, net                                                      (915)           (62)          (348)
        Deferred policy acquisition costs                                           (8,616)        (7,476)        (6,748)
        Reinsurance recoverables, net                                                1,462         (1,671)        (1,150)
        Other assets                                                                (1,540)          (527)          (313)
        Losses and loss expenses payable                                             4,097          2,341          5,133
        Unearned premiums                                                            3,001            183          3,287
        Income taxes                                                                   646            725            170
        Accrued expenses                                                             1,105            533            (82)
        Other liabilities                                                            3,292          1,242          1,273
        Other, net                                                                  (1,693)        (2,599)          (146)
                                                                                  --------        -------        -------
      Net cash provided by operating activities                                     13,165          3,602          9,690
                                                                                  --------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed maturities, held to maturity                                   (1,318)          (269)        (1,805)
   Purchase of fixed maturities, available for sale                                (12,408)        (9,552)        (8,857)
   Purchase of equity securities                                                    (2,921)          (228)          (223)
   Redemption of fixed maturities, held to maturity                                  1,000          1,281          2,009
   Sale of fixed maturities, available for sale                                      9,333          7,089          1,155
   Sale of equity securities                                                           675            150            201
   Increase in mortgage loans                                                       (1,275)        (1,342)        (1,893)
   Principal receipts on mortgage loans                                                983            910            780
   Change in short-term investments                                                 (3,956)            27          5,968
   Business acquisitions, net of cash acquired                                         912              -            538
   Acquisition of property and equipment                                              (286)          (223)          (340)
                                                                                  --------        -------        -------
      Net cash used in investing activities                                         (9,261)        (2,157)        (2,467)
                                                                                  --------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Pre-merger dividends paid to parent                                                 (1,750)        (5,350)        (1,000)
   Repayment of debt                                                                  (836)          (295)          (380)
   Proceeds from stock issuances                                                    38,237              -              -
                                                                                  --------        -------        -------
      Net cash provided by (used in) financing activities                           35,651         (5,645)        (1,380)
                                                                                  --------        -------        -------

Net increase (decrease) in cash and cash equivalents                                39,555         (4,200)         5,843
Cash and cash equivalents at beginning of year                                       2,694          6,894          1,051
                                                                                  --------        -------        -------
Cash and cash equivalents at the end of year:
   Continuing operation                                                             39,874          2,694          6,894
   Discontinued operations                                                           2,375              -              -
                                                                                  --------        -------        -------

Total cash and cash equivalents at end of year                                    $ 42,249        $ 2,694        $ 6,894
                                                                                  ========        =======        =======


See the accompanying notes to the consolidated and combined financial statements.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization
      ------------

      International Alliance Services, Inc. and subsidiaries (the "Company") is a diversified services organization which provides specialty insurance services and business consulting and management services. The Company markets its specialty insurance and bonding products and business services in the United States.

      RESI Transaction
      ----------------

      On October 18, 1996, Republic Environmental Services, Inc. ("RESI") issued
         (a) an aggregate of 14,760,000 shares of RESI common stock, par value $0.01 per share ("RESI Common Stock"), (b) warrants to purchase an aggregate of 4,200,000 additional shares of RESI Common Stock at exercise prices ranging from $2.625 to $3.875 per share, expiring in two to four years and (c) a promissory note in principal amount of $4,000,000 in exchange for the stock of Century Surety Company ("CSC") and Commercial Surety Agency, Inc. d.b.a. Commercial Surety Underwriters ("CSU") (together the "Alliance Companies") ("the RESI Transaction"). The RESI transaction was accounted for as a reverse merger whereby the Alliance Companies gained a controlling interest in the stock of RESI. Contemporaneously, RESI changed its name to International Alliance Services, Inc. On June 24, 1996, the Company began trading under the symbol "IASI" in anticipation of the name change.

      The consolidated and combined financial statements presented herein are as follows:

          i. Consolidated and Combined Balance Sheets of the Company at December 31, 1996 and the Alliance Companies at December 31, 1995;

          ii. Consolidated Statement of Income for the year ended December 31, 1996 of the Alliance Companies and RESI for the period October 1, 1996 to December 31, 1996. The Combined Statements of Income for the years ended December 31, 1995 and 1994 are of the Alliance Companies;

          iii. Consolidated and Combined Statements of Shareholders' Equity of the Company for the years ended December 31, 1996, 1995 and 1994 reflecting the number of shares received in the RESI Transaction as if the shares had been issued at January 1, 1994;

          iv. Consolidated and Combined Statements of Cash Flows of the Company for the year ended December 31, 1996, and the Alliance Companies for the years ended December 31, 1995 and 1994.

      The following are significant accounting policies followed by the Company.

      Basis of Consolidation
      ----------------------

      The Company's consolidated and combined financial statements include the accounts of all wholly owned subsidiaries. Significant subsidiaries of the Company include CSC in continuing operations and RESI in discontinued operations. All significant intercompany accounts and transactions have been eliminated.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Accounting Estimates
      --------------------

      In preparing the consolidated and combined financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of losses and loss expenses payable, the recoverability of deferred policy acquisition costs, and the net realizable value of reinsurance recoverables and net assets held for disposal.

      Management believes that the recorded liability for losses and loss expenses is adequate. While management uses available information to estimate losses and loss expenses payable, future changes to the liability may be necessary based on claims experience and changing claims frequency and severity of conditions. Management also believes that deferred policy acquisition costs are recoverable, however, future costs that are associated with the business in the unearned premium liability could exceed management's estimates, causing the recorded asset to be unrecoverable in whole or in part. In addition, management's estimates of amounts recoverable from reinsurers, net of valuation allowance, are believed to be consistent with the claim liability, but the actual amounts recoverable could differ from those estimates. The amounts the Company will ultimately realize from the sale of the net assets held for disposal could differ from management's estimates of their realizable value.

      Cash and Cash Equivalents
      -------------------------

      Cash and cash equivalents consists of funds held on deposit and short-term highly liquid investments with an original maturity of three months or less at the date of purchase. At various times during the year, the Company had deposits with financial institutions in excess of the $100,000 federally insured limit.

      Excess of Cost over Net Assets of Businesses Acquired
      -----------------------------------------------------

      The excess of cost over the fair value of net assets of businesses acquired is being amortized on a straight-line basis over periods ranging from twenty to twenty-three years. It is the Company's policy to evaluate the excess of cost over the net assets of businesses acquired based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows, undiscounted and without interest, would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses. Amortization expense from continuing operations in 1996 was $33,000 and $0 in 1995 and 1994, respectively.

      Property and Equipment
      ----------------------

      Property and equipment, which is included in other assets in the consolidated and combined balance sheets, are recorded at cost, less accumulated depreciation and amortization. The Company uses an accelerated method of depreciation, which approximates the straight line depreciation method, over the estimated useful lives of the assets, which are 5 years.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Income Taxes
      ------------

      The Company uses the asset and liability method of accounting for income taxes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities using the applicable tax laws in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

      Earnings per Common and Common Share Equivalents
      ------------------------------------------------

      The earnings per common share calculation for the years ended December 31, 1996, 1995 and 1994 was based upon the weighted average number of common and common share equivalents outstanding and the incremental number of outstanding common share equivalents computed under the modified treasury stock method. Because the aggregate number of common shares obtainable upon exercise of the outstanding options and warrants exceeded 20% of the number of common shares outstanding, all options and warrants were assumed to have been exercised and the aggregate proceeds were applied first, to repurchase outstanding common shares at the average market price for primary earnings per share and at the ending market price for fully diluted earnings per share during the period, but not to exceed 20% of the outstanding shares; second, to reduce borrowings; and third, to invest the remaining funds in U.S. government securities or commercial paper. Appropriate recognition relating to the effect of all interest savings and benefits and the respective tax effect was applied.

      Investments
      -----------

      The Company adopted the provisions of SFAS No. 115, Accounting for Certain
         Investments in Debt and Equity Securities as of January 1, 1994. Fixed maturity securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are stated at amortized cost; other fixed maturity securities and all equity securities are classified as available for sale and are stated at fair value, with the unrealized gains and losses, net of deferred income tax, reported as a separate component of shareholders' equity. The Company has no investment securities classified as trading. Pursuant to a Financial Accounting Standards Board Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, the Company reassessed the classification of all its investment securities. Effective December 20, 1995, the Company reclassified certain of its held to maturity securities to available for sale (see Note 4). Realized gains and losses on the sale of investments are determined on the basis of specific security identification and also includes other than temporary declines, if any. Interest income is recognized on the accrual basis and dividend income is recognized on the ex-dividend date.

      Deferred Policy Acquisition Costs
      ---------------------------------

      Acquisition costs, consisting of commissions, premium taxes and certain underwriting expenses that vary with and are primarily related to the production of business, are deferred and amortized ratably over the policy term. The method used limits the amount to its estimated realizable value which gives effect to the premium to be earned, the incurrence of loss and loss expenses and certain other costs expected to be incurred as premium is earned.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Stock Options
      -------------

      The Company accounts for stock option plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

      Losses and Loss Expenses Payable
      --------------------------------

      The liability for losses and loss expenses is provided based upon case basis estimates for losses reported in respect to direct business; estimates of unreported losses based on estimated loss experience; estimates received and supplemental amounts provided relating to assumed reinsurance; and deduction for estimated salvage and subrogation recoverable. The liability for loss expenses is established by estimating future expenses to be incurred in settlement of the claims provided for in the liability for losses. The liability for losses and loss expenses is not discounted.

      Premium Recognition
      -------------------

      Premiums are recognized as revenue in proportion to the insurance coverage provided, which is generally ratable over the terms of the policies. Unearned premiums are generally computed on the daily pro rata basis and include amounts relating to assumed reinsurance.

      Reinsurance Ceded
      -----------------

      In accordance with SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, reinsurance receivables are accounted for and reported separately as assets, net of valuation allowance. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability. Contracts not resulting in the reasonable possibility that the reinsurers may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and are accounted for as deposits. Reinsurance premiums ceded and reinsurance recoveries on claims incurred are deducted from the respective revenue and expense accounts. The Company is not relieved of its primary obligation in a reinsurance transaction.

      Business Risk
      -------------

      The following is a description of the most significant risks facing property and casualty insurers and how the Company mitigates those risks:

      Inadequate Pricing Risk are the risks that the premium charged for insurance and insurance related products are insufficient to cover the costs associated with the distribution of such products which include: claim and loss costs, loss adjustment expenses, acquisition expenses, and other corporate expenses. The Company utilizes a variety of actuarial and other qualitative methods to set such levels.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Business Risk (Continued)
      -------------------------

      Adverse Loss Development and Incurred But Not Reported ("IBNR") Risk is the risk inherent in the handling and settling of claims whose ultimate costs, which include loss costs, loss adjustment expenses, and other related expenses, are unknown at the time the claim is presented. An associated risk relates to claims which have been incurred, but for which the Company has no knowledge. The Company makes judgments as to the ultimate costs of presented claims and makes a provision for their future payment by establishing reserves for existing claims (case reserves) and for IBNR claims, however, there can be no assurance that the amounts reserved will be adequate to ultimately make all required payments.

      Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will occur and create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those recorded in the financial statements. The Company is exposed to this risk by writing approximately 26% of its business in Ohio and surrounding states and 41% in California, thus increasing its exposure in these particular regions. This risk is reduced by underwriting and loss adjusting practices that identify and minimize the adverse impact of this risk.

      Credit Risk is the risk that issuers of securities and mortgagors of the mortgages owned by the Company will default, or other parties, including reinsurers that owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and credit and collection policies, and by providing for any amounts deemed uncollectible.

      Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company mitigates this risk by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss. Management believes that the Company's positive cash flow from investment income and operations will enable the Company to operate without having to recognize significant losses from the sale of investments that have an unrealized holding loss as of December 31, 1996.

      Reclassifications
      -----------------

      Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

2.    ACQUISITIONS

      In 1996, the Company made the following acquisitions:

      On November 6, 1996, the Company acquired all of the outstanding shares of Environmental and Commercial Insurance Agency, Inc. ("ECI"), an insurance agency based in Columbus, Ohio for $1,000,000 in cash and 192,500 shares of the Company's Common Stock. The shares issued are subject to a six month lock-up restriction.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2.    ACQUISITIONS (Continued)

      On December 3, 1996, the Company completed the acquisition of SMR & Co.
         ("SMR"), a business services and consulting firm in Mayfield Village, Ohio. Under the terms of the acquisition, the Company acquired all of the outstanding shares of SMR for 600,000 shares of the Company's Common Stock and three-year warrants to acquire an additional 900,000 shares at $10.375 per share. Of the 600,000 shares issued, 90,000 shares are subject to a six-month lock-up restriction and 510,000 shares are subject to a two-year lock-up restriction.

      These acquisitions have been accounted for by the purchase method of accounting. The difference of $6,081,000 between the fair value of net assets acquired and the purchase consideration of $1,000,000 in cash and $5,260,000 of the Company's Common Stock has been allocated to goodwill. The assets, liabilities and operating results of these companies are reflected in the Company's financial statements from their respective dates of acquisition forward. As a result of the nature of the assets and liabilities acquired there are no material identifiable intangible assets or liabilities.

      The following data summarizes, on an unaudited pro forma basis, the combined results of continuing operations of the Company and the businesses acquired for the two years ended December 31,1996. The pro forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies (in thousands):

                                                        1996              1995
                                                   -------------     --------------
         Net revenues - pro forma                  $      44,900     $       39,848
                                                   =============     ==============
         Net income - pro forma                    $       5,084     $        3,979
                                                   =============     ==============
         Earnings per common and common
           share equivalent - pro forma
              - primary                            $         .24     $          .23
                                                   =============     ==============
              - fully diluted                      $         .18     $          .23
                                                   =============     ==============

3.    CALCULATION OF EARNINGS PER COMMON AND COMMON SHARE EQUIVALENTS

      Income from continuing operations for the year ended December 31, 1996 was adjusted to reflect the effect of all interest savings and benefits and the tax effects under the modified treasury stock method. Modifications to income were not required for the years ended December 31, 1995 and 1994.

                                                                            Fully
                                                         Primary           Diluted
                                                      -------------     --------------
                                                                 (in thousands)
         Income from continuing operations            $       4,422     $        4,422
         Interest expense reduction less 34% tax rate            30                 30
         Interest income less 34% tax rate                    2,165                626
                                                      -------------     --------------
         Adjusted income from continuing operations           6,617              5,078
                                                      -------------     --------------

         Loss from discontinued operations                      (38)               (38)
                                                      -------------     --------------

         Adjusted net income                          $       6,579     $        5,040
                                                      =============     ==============

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. CALCULATION OF EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS (Continued)

      For the three years ended December 31, 1996, the Company computed earnings per common and common share equivalents under the modified treasury stock method as follows (in thousands):

                                                                                                          Fully
                                                                                       Primary           Diluted
                                                                                    -------------     --------------
        Weighted common shares - 1996:

        Weighted average common shares                                                     17,863             17,863
        Additional stock equivalents less 20% limitation
         on assumed repurchase                                                             14,350             14,350
                                                                                    -------------     --------------

                                                                                           32,213             32,213
                                                                                    =============     ==============
        Weighted common shares - 1995 and 1994:

        Weighted average common shares                                                     14,760             14,760
        Additional share equivalents less 20% limitation
         on assumed repurchase                                                              2,196              2,196
                                                                                    -------------     --------------

                                                                                           16,956             16,956
                                                                                    =============     ==============



      During February 1997, the Financial Accounting Standards Board issued
         SFAS No. 128, Earnings per Share, which is effective for financial statements for annual periods ending after December 15, 1997. However, disclosure of pro forma earnings per share amounts computed using the provisions of SFAS No. 128 is permissible. The unaudited pro forma earnings per share of the Company based on SFAS No. 128 are as follows:

                                                                     1996                1995              1994
                                                                -------------       -------------     -------------
         Basic EPS:
           Continuing operations                                $        .25        $         .24     $         .24
           Discontinued operations                                         -                    -                 -
                                                                ------------        -------------     -------------

           Net income per share                                 $        .25        $         .24     $         .24
                                                                ============        =============     =============

         Diluted EPS from:
           Continuing operations                                $        .18        $         .24     $         .24
           Discontinued operations                                         -                    -                 -
                                                                ------------        -------------     -------------

           Net income per share                                 $        .18        $         .24     $         .24
                                                                ============        =============     =============


             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4.    INVESTMENTS

      The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1996 were as follows (in thousands):

                                                                         Gross           Gross
                                                   Amortized          Unrealized      Unrealized         Estimated
                                                       Cost              Gains           Losses          Fair Value
                                                 ---------------     -------------   -------------   ----------------
         U.S. Treasury securities
          and obligations of U.S.
          government corporations
          and agencies                           $         6,136     $          28   $         (65)  $          6,099
         Corporate securities                              8,850                18             (96)             8,772
         Mortgage-backed securities                          495                10               -                505
                                                 ---------------     -------------   -------------   ----------------

          Totals                                 $        15,481     $          56   $        (161)  $         15,376
                                                 ===============     =============   =============   ================

      The amortized cost and estimated fair value of securities available for sale at December 31, 1996 were as follows (in thousands):
                                                                         Gross           Gross
                                                    Amortized         Unrealized      Unrealized        Estimated
                                                       Cost              Gains           Losses        Fair Value
                                                 ---------------     -------------   -------------   ----------------
        Fixed Maturities:
         U.S. Treasury securities
          and obligations of U.S.
          government corporations
          and agencies                           $        16,067     $         224   $         (93)  $         16,198
         Corporate securities                             10,962                87             (66)            10,983
         Mortgage-backed securities                        8,092               207              (9)             8,290
                                                 ---------------     -------------   -------------   ----------------
                                                          35,121               518            (168)            35,471
        Equity securities                                  4,349             5,022            (158)             9,213
                                                 ---------------     -------------   -------------   ----------------

         Totals                                  $        39,470     $       5,540   $        (326)  $         44,684
                                                 ===============     =============   =============   ================

      Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1996, by contractual maturity, were as follows (in thousands):

                                                                                      Amortized          Estimated
                                                                                         Cost            Fair Value
                                                                                    ---------------  ----------------
          Due in one year or less                                                   $         1,633  $          1,626
          Due after one year through five years                                              12,921            12,811
          Due after five years through ten years                                                356               347
          Due after ten years                                                                    76                87
                                                                                    ---------------  ----------------
                                                                                             14,986            14,871
          Mortgage-backed securities                                                            495               505
                                                                                    ---------------  ----------------
                                                                                    $        15,481  $         15,376
                                                                                    ===============  ================

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4.    INVESTMENTS (Continued)

      The amortized cost and estimated fair value of fixed maturities available for sale at December 31, 1996, by contractual maturity, were as follows (in thousands):

                                                                                      Amortized          Estimated
                                                                                         Cost            Fair Value
                                                                                    ---------------  ----------------
          Due in one year or less                                                   $         1,182  $          1,182
          Due after one year through five years                                              21,904            21,969
          Due after five years through ten years                                              3,701             3,795
          Due after ten years                                                                   242               235
                                                                                    ---------------  ----------------
                                                                                             27,029            27,181
          Mortgage-backed securities                                                          8,092             8,290
                                                                                    ---------------  ----------------
                                                                                    $        35,121  $         35,471
                                                                                    ===============  ================

      The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1995 were as follows (in thousands):

                                                                         Gross           Gross
                                                   Amortized          Unrealized      Unrealized       Estimated
                                                       Cost              Gains           Losses        Fair Value
                                                 ---------------     -------------   -------------   ---------------
        U.S. Treasury securities and
         obligations of U.S. government
         corporations and agencies               $         6,159     $          81   $          (9)  $         6,231
        Corporate securities                               8,654                27             (62)            8,619
        Mortgage-backed securities                           496                18               -               514
                                                 ---------------     -------------   -------------   ---------------

         Totals                                  $        15,309     $         126   $         (71)  $        15,364
                                                 ===============     =============   =============   ===============

      The amortized cost and estimated fair value of securities available for sale at December 31, 1995 were as follows (in thousands):

                                                                         Gross           Gross
                                                   Amortized          Unrealized      Unrealized       Estimated
                                                       Cost              Gains           Losses        Fair Value
                                                 ---------------     -------------   -------------   ---------------
      Fixed Maturities:
        U.S. Treasury securities and
          obligations of U.S. government
          corporations and agencies              $         6,522     $         303    $         (7)  $          6,818
        Obligations of states and political
          subdivisions                                     8,339               167              (3)             8,503
        Corporate securities                              14,990               439             (15)            15,414
        Mortgage-backed securities                         2,244               174               -              2,418
                                                 ---------------     -------------    ------------   ----------------
                                                          32,095             1,083             (25)            33,153
      Equity securities                                    1,999             3,589            (162)             5,426
                                                 ---------------     -------------    ------------   ----------------

                                                 $        34,094     $       4,672    $       (187)  $         38,579
                                                 ===============     =============    ============   ================

      On December 20, 1995, the Company reclassified a portion of their held to maturity securities to available for sale. The amortized cost and estimated fair value of the securities reclassified were $5,733,000 and $5,897,000, respectively, as of the date of reclassification.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4.    INVESTMENTS (Continued)

      Net investment income was comprised of the following for the years ended
      December 31 as follows (in thousands):

                                                                                        1996               1995               1994
                                                                                      -------            -------            -------
      Interest                                                                        $ 3,652            $ 3,455            $ 2,588
      Dividends                                                                           142                 96                 96
                                                                                      -------            -------            -------
      Total investment income                                                           3,794              3,551              2,684
      Less: Investment expense                                                           (230)              (210)              (207)
                                                                                      -------            -------            -------

      Net investment income                                                           $ 3,564            $ 3,341            $ 2,477
                                                                                      =======            =======            =======

      Realized gains and losses on investments for the years ended December 31 are as follows (in thousands):
                                                                                         1996               1995               1994
                                                                                      -------            -------            -------
      Realized gains:
        Available for sale:
         Fixed maturities                                                             $   117            $   114     $            -
         Equity securities                                                              1,381                  9                146
        Other                                                                             125                 73                  -
                                                                                      -------            -------            -------
         Total realized gains                                                           1,623                196                146
                                                                                      -------            -------            -------

      Realized losses:
        Available for sale:
         Fixed maturities                                                                  32                 27                 42
         Equity securities                                                                 35                  3                 24
        Other                                                                              27                  -                  -
                                                                                      -------            -------            -------
         Total realized losses                                                             94                 30                 66
                                                                                      -------            -------            -------

        Net realized gains on investments                                             $ 1,529            $   166            $    80
                                                                                      =======            =======            =======

      The change in net unrealized appreciation (depreciation) of investments is summarized as follows (in thousands):

                                                                                         1996               1995               1994
                                                                                      -------            -------            -------
        Available for sale:
         Fixed maturities                                                             $  (709)           $ 2,147            $(1,088)
         Equity securities                                                              1,437              3,583                (76)
                                                                                      -------            -------            -------

                                                                                      $   728            $ 5,730            $(1,164)
                                                                                      =======            =======            =======

      The components of unrealized appreciation (depreciation) on securities available for sale at December 31 were as follows
       (in thousands):
                                                                                         1996               1995               1994
                                                                                      -------            -------            -------

        Gross unrealized appreciation (depreciation)                                  $ 5,214            $ 4,485            $(1,208)
        Deferred income tax                                                            (1,518)            (1,219)                 -
                                                                                      -------            -------            -------

         Net unrealized appreciation (depreciation)                                   $ 3,696            $ 3,266            $(1,208)
                                                                                      =======            =======            =======

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4.    INVESTMENTS (Continued)

      Fixed maturities held to maturity and certificates of deposit with a carrying value of approximately $8,939,000 and $8,909,000 at December 31, 1996 and December 31, 1995, respectively, were on deposit with regulatory authorities as required by law. At December 31, 1996 and 1995 all mortgage loans were secured by properties in the states of California, Michigan and Ohio.

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and cash equivalents, short-term investments and premiums receivable:
         The carrying amounts reported in the consolidated and combined balance sheets for these instruments are at cost, which approximates fair value.

      Investment securities: Fair values for investments in fixed maturities are based on quoted market prices, where available. For fixed maturities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices. Fair values for fixed maturities available for sale and equity securities are recognized in the consolidated and combined balance sheets.

      Mortgage loans: The carrying amounts reported in the consolidated and combined balance sheets are the aggregate unpaid balance of the loans, which approximates fair value.

5.    COMMON STOCK

      The Company's authorized common stock consists of 100,000,000 (20,000,000 at December 31, 1995) shares of common stock, par value $0.01 per share. The holders of the Company's Common Stock are entitled to one vote for each share held on all matters voted on by shareholders. On January 22, 1997, the Company completed the registration of 32,126,076 shares of common stock (the "Shares") of which up to 17,925,888 are issuable upon exercise of outstanding warrants. The Shares were registered under the Securities Act of 1933 on behalf of certain selling shareholders in order to permit the public or private sale or other public or private distribution of the Shares. Accordingly, the Company will not receive any proceeds for these Shares.

      On October 18, 1996, the Company issued 4,000,000 shares of the Company's
         Common Stock and warrants to purchase an additional 12,000,000 shares of the Company's Common Stock at exercise prices ranging from $2.625 to $3.875 per share, expiring in two to four years, for an aggregate purchase price of $10,500,000.

      In December 1996, the Company completed a private placement in which the Company offered 3,251,888 units (the "Units") to qualified investors at an aggregate purchase price of $9.00 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.00 per share, exercisable for a three year period from the date of issuance. The Company realized net proceeds of $ 27,737,000.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

5.    COMMON STOCK (Continued)

      Prior to the RESI Transaction, certain options were granted to employees, directors and affiliates of RESI's former parent company. When RESI was spun-off in April 1995 (the "Distribution Date"), optionees received options to acquire RESI Common Stock at the ratio of one RESI option for each five options under the former parent's 1990 and 1991 Stock Option plans. The outstanding options at the Distribution Date and the RESI options granted with respect thereto are stapled and are only exercisable if exercised together. Unvested options held and unvested RESI options granted, vest in accordance with the original vesting schedule as long as the optionee is employed by the former parent, RESI or their affiliates. Options granted under these plans expire ten years from the date of grant, and vest over varying periods. The option price is based on the fair market value of the common shares on the date of grant.

      RESI agreed to issue to holders of unexpired warrants of its former parent, additional RESI warrants to acquire shares of RESI's Common Stock equal to one fifth of the number of shares available. At the Distribution Date, RESI adjusted the per share exercise price of the RESI warrants to reflect the effect of the distribution on the market prices of RESI and its former parent's common stock. These warrants are designated as stapled warrants and expire at various dates through May 2003. In connection with the RESI Transaction, the holders of these warrants are able to exercise under the original terms of the warrants and will receive Company stock. At December 31, 1996 and 1995, there were outstanding unexercised warrants to acquire 434,000 and 622,000 shares of the Company's Common Stock, respectively. During 1996, 188,000 RESI warrants were exercised at $3.60 with no cancellations. In 1995, 250,000 RESI warrants were exercised ranging in price from $1.08 to $5.10 with no cancellations.

      Under the Company's 1995 Employee Stock Option Plan, a maximum of 500,000 options may be awarded. Such options are granted at no less than fair market value at the date of grant, become exercisable in increments of 20% over a five-year vesting period and expire ten years from the date of grant. In the event of a change of control, as defined in the plan, all outstanding employee options shall become immediately exercisable and the prescribed time limits for exercise will run from such vesting.

      Information relating to the above stock option plans is summarized below:

                                                    1996            1995
                                               -------------     ------------
      Outstanding at beginning of year               190,200                -
      Granted at Distribution Date                         -          420,400
      Granted (a)                                    230,000           31,000
      Exercised (b)                                 (101,960)        (257,800)
      Expired or canceled                             (1,168)          (3,400)
                                               -------------     ------------
        Outstanding at end of year (c)               317,072          190,200
                                               -------------     ------------

        Exercisable at end of year (d)                22,320           70,000
                                               =============     ============
        Available for future grant at the
          end of year (e)                            273,000          502,000
                                               =============     ============


     (a) Options were granted at average costs of $2.31 and $1.50 in 1996 and 1995, respectively.
     (b) Options were exercised at prices ranging from $1.08 to $3.60 and averaging $3.43 in 1996 and $1.08 to $5.80 and averaging $5.07 in 1995.
     (c) Prices for options outstanding at December 31, 1996 ranged from $1.08 to $4.10 and averaged $2.11 with expiration dates ranging from May
          1997 to May 2006. Prices for options outstanding at December 31, 1995, ranged from $1.08 to $5.80 and averaged $2.25 with expiration dates ranging from May 1996 to May 2004.
     (d)  Options exercisable at December 31, 1996 and 1995 averaged $2.18 and
          $3.15, respectively
     (e)  Includes stapled options and options relating to the Company's 1995
          Employee Stock Option Plan.


             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

5.    COMMON STOCK (Continued)

      The Company is currently seeking shareholder approval with regards to the 1996 Employee Stock Option Plan. Under the 1996 Employee Stock Option Plan, the Company will reserve 1,000,000 shares of Company Common Stock. The options awarded will be subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. The options will be awarded at a price not less than fair market value at the time of the award and will expire six years from the date of grant. Subject to shareholder approval, 251,000 options were granted on December 26, 1996 at a cost of $11.00. Shareholders will also vote on grants to non-employee directors of 150,000 options granted under the 1996 Employee Stock Option Plan, exercisable immediately, with a five year expiration term from the date of grant. The price of these options is $11.00 for 100,000 of the options and $12.00 for the remaining 50,000.

      Had the cost of stock option plans been determined based on the provision of SFAS No. 123, the Company's net income and earnings per share pro forma amounts would be as follows (in thousands):

                                                                 As Reported                    Pro Forma
                                                                                                (unaudited)
                                                          Primary      Fully Diluted      Primary       Fully Diluted
                                                      --------------   -------------   -------------     ------------
         1996
         Adjusted net income (1)                      $        6,579   $       5,040   $       6,553     $      5,014
                                                      ==============   =============   =============     ============
         Net income per common share                  $         .21    $         .16   $         .20     $        .16
                                                      =============    =============   =============     ============

         1995
         Net income                                   $       3,469    $       3,469   $       3,468     $      3,468
                                                      =============    =============   =============     ============
         Net income per common share                  $         .20    $         .20   $         .20     $        .20
                                                      =============    =============   =============     ============

         (1) See Note 3

     The above results may not be representative of the effects of SFAS No. 123 on net income for future years.

     The Company applied the Black-Scholes option-pricing model to determine the fair value of each option granted in 1996 and 1995. Below is a summary of the assumptions used in the calculation:

               Dividend Yield                                      0%
               Expected Volatility                                35%
               Risk-free interest rate         6.01%, 6.03% and 6.21%
               Expected option life                        3.75 years

      The stock options issued to key employees in 1996 were assumed to vest at a rate of 100%.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

6.    LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES

      Activity in the liability for unpaid losses and loss expenses is summarized as follows (in thousands):

                                                                       1996              1995              1994
                                                                  --------------    -------------     ---------

        Balance at January 1                                      $       37,002    $      34,661     $       29,528
         Less:  Reinsurance recoverables, net                             (8,914)          (9,383)            (8,505)
                                                                  --------------    -------------     --------------
        Net balance at January 1                                          28,088           25,278             21,023
                                                                  --------------    -------------     --------------
        Incurred related to:
         Current year                                                     17,216           17,297             14,753
         Prior years                                                         408           (2,180)            (2,259)
                                                                  --------------    -------------     --------------
        Total incurred                                                    17,624           15,117             12,494
                                                                  --------------    -------------     --------------
        Paid related to:
         Current year                                                      3,684            5,963              4,269
         Prior years                                                       9,043            6,344              3,970
                                                                  --------------    -------------     --------------
        Total paid                                                        12,727           12,307              8,239
                                                                  --------------    -------------     --------------
        Net balance at December 31                                        32,985           28,088             25,278
        Plus: reinsurance recoverables, net                                8,114            8,914              9,383
                                                                  --------------    -------------     --------------

        Balance at December 31                                    $       41,099    $      37,002     $       34,661
                                                                  ==============    =============     ==============

      In 1995 and 1994, the Company experienced lower than anticipated ultimate losses on prior years due primarily to a reduction in claims severity from that assumed in establishing the liability for losses and loss expenses payable. The Company's environmental exposure from continuing operations relates primarily to its coverage of remediation related risks, thus management believes the Company's exposure to historic pollution situations is minimal. The Company's non-insurance environmental exposure from discontinued operations is discussed in
         Note 15.

7.    REINSURANCE

      In the ordinary course of business, the Company assumes and cedes reinsurance with other insurers and reinsurers. These arrangements provide the Company with a greater diversification of business and generally limit the maximum net loss potential on large risks. Excess of loss reinsurance contracts in effect through December 31, 1996, generally protect against individual property and casualty losses over $200,000 and contract surety and miscellaneous bond losses over $500,000. In addition to the excess of loss contract in effect for contract surety business, a 50% quota share contract on the first $500,000 in losses is in effect. Asbestos abatement, lead abatement, environmental consultants professional liability and remedial action contractors business is 75% ceded on a quota share basis to reinsurers. Catastrophe coverage is also maintained.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7.    REINSURANCE (Continued)

      The impact of reinsurance is as follows (in thousands):
                                                                       1996              1995               1994
                                                                  --------------    -------------     --------------
      Premiums written:
        Direct                                                    $       42,420    $      36,278     $       37,127
        Assumed                                                              468            1,417                742
        Ceded                                                            (11,739)         (11,018)           (10,650)
                                                                  --------------    -------------     --------------
        Net                                                       $       31,149    $      26,677     $       27,219
                                                                  ==============    =============     ==============

      Premiums earned:
        Direct                                                    $       39,388    $      36,005     $       34,255
        Assumed                                                              591            1,507                414
        Ceded                                                            (12,236)         (10,550)           (11,301)
                                                                  --------------    -------------     --------------
        Net                                                       $       27,743    $      26,962     $       23,368
                                                                  ==============    =============     ==============

      Losses and loss expense incurred:
        Direct                                                    $       18,618    $      16,342     $       15,088
        Assumed                                                              210            1,223                (65)
        Ceded                                                             (1,204)          (2,448)            (2,529)
                                                                  --------------    -------------     --------------
        Net                                                       $       17,624    $      15,117     $       12,494
                                                                  ==============    =============     ==============

      The reinsurance payables were $2,869,000, $2,259,000 and $2,056,000 at December 31, 1996, 1995 and 1994, respectively.

      Reinsurance recoverables were comprised of the following as of December 31 (in thousands):

                                                                       1996              1995              1994
                                                                  --------------    -------------     --------------
        Receivables on unpaid losses and loss expenses            $        8,113    $       8,914     $        9,383
        Receivables on ceding commissions and other                        2,703            2,892              1,026
        Receivables on paid losses and expenses                              369              841                478
                                                                  --------------    -------------     --------------

                                                                  $       11,185    $      12,647     $       10,887
                                                                  ==============    =============     ==============

      The Company evaluates the financial condition of its reinsurers and establishes a valuation allowance as reinsurance receivables are deemed uncollectible. During 1996, the majority of ceded amounts were ceded to Republic Western Insurance Company and Reliance Insurance Company. The Company monitors concentrations of risks arising from similar geographic regions or activities to minimize its exposure to significant losses from catastrophic events.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8.    DEFERRED POLICY ACQUISITION COSTS

      At December 31, 1996 changes in deferred policy acquisition costs were as follows (in thousands):

                                                                       1996              1995               1994
                                                                  --------------    -------------     --------------
        Balance, beginning of year                                $        3,428    $       3,726     $        2,406
        Policy acquisition costs deferred                                  8,616            7,476              6,748
        Amortized to expense during the year                              (7,699)          (7,774)            (5,428)
                                                                  --------------    -------------     --------------
        Balance, end of year                                      $        4,345    $       3,428     $        3,726
                                                                  ==============    =============     ==============

9.    STATUTORY SURPLUS AND DIVIDEND RESTRICTION

      Ohio law limits the payment of dividends by a company to its parent. The maximum dividend that may be paid without prior approval of the Director of Insurance is limited to the greater of the statutory net income of the preceding calendar year or 10% of total statutory surplus as of the prior December 31.

      The consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Company's insurance subsidiaries have filed annual financial statements with the Ohio Department of Insurance and Utah Department of Insurance, respectively, and are prepared on the basis of accounting practices prescribed by such regulatory authorities, which differ from GAAP. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not prescribed. All material transactions recorded by the Company's insurance subsidiaries are in accordance with prescribed practices.

      In December 1993, the NAIC adopted the property and casualty Risk-Based
         Capital ("RBC") formula. This model act requires every property and casualty insurer to calculate its total adjusted capital and RBC requirement, and provides for an insurance commissioner to intervene if the insurer experiences financial difficulty. The model act became law in Ohio in March 1996, and in Utah in April 1996, states where certain subsidiaries of the Company are domiciled. The RBC formula includes components for asset risk, liability risk, interest rate exposure and other factors. The Company's insurance subsidiaries exceeded all required RBC levels for December 31, 1996 and 1995.

      CSC's statutory net income for the three years ended December 31, 1996, was $1,916,000, $3,681,000 and $1,804,000, respectively, and the statutory capital and surplus was $25,954,000, $22,034,000 and $20,123,000, respectively.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10.   INCOME TAXES

      A summary of income tax expense (benefit) included in the Consolidated and Combined Statements of Income is as follows (in thousands):


                                                                         1996              1995               1994
                                                                  --------------    -------------      -----------
        Continuing operations
          Current:
             Federal                                              $        1,654    $       2,121      $       1,289
             State and Local                                                  13                -                  -
                                                                  --------------    -------------      -------------
                                                                           1,667            2,121              1,289
          Deferred:
             Federal                                                         (27)            (699)                55
                                                                  --------------    -------------      -------------
          Total continuing operations                                      1,640            1,422              1,344
        Discontinued operations                                               91                -                  -
                                                                  --------------    -------------      -------------

                                                                  $        1,731    $       1,422      $       1,344
                                                                  ==============    =============      =============

      The provision for income taxes attributable to earnings from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands):

                                                                       1996              1995               1994
                                                                  --------------    -------------      -------------
        Tax at statutory rate (34%)                               $        2,061    $       1,663      $       1,647
        Change in valuation allowance                                       (589)            (169)               434
        Tax exempt interest and dividends
          received deduction                                                 (33)            (106)              (123)
        Nontaxable income on participation
          transaction                                                          -                -               (274)
        Change in estimated liabilities                                      196                -                  -
        Other, net                                                             5               34               (340)
                                                                  --------------    -------------      -------------
        Provision for income tax from continuing
          operations                                              $        1,640    $       1,422      $       1,344
                                                                  ==============    =============      =============
        Effective income tax rate                                           27.1%            29.1%              27.7%
                                                                  ==============    =============      =============


             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10.   INCOME TAXES (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are as follows (in thousands):

                                                                         1996              1995
                                                                  --------------    -----------
      Deferred tax assets:
      --------------------
      Loss expenses payable discounting                           $        2,176    $       1,957
      Net operating loss carryforwards                                     1,136            1,235
      Unearned premiums not deductible                                     1,105            1,063
      Other deferred tax assets                                              151              143
                                                                  --------------    -------------
       Total gross deferred tax assets                                     4,568            4,398
       Less: valuation allowance                                          (1,379)          (1,968)
                                                                  --------------    -------------
       Net deferred tax assets                                             3,189            2,430
                                                                  --------------    -------------
      Deferred tax liabilities:
      -------------------------
      Unrealized appreciation on investments                               1,518            1,219
      Deferred policy acquisition costs                                    1,477            1,165
      Reinsurance recoverable                                                302                -
      Other deferred tax liabilities                                         219               99
                                                                  --------------    -------------
       Total gross deferred tax liabilities                                3,516            2,483
                                                                  --------------    -------------
      Net deferred tax liability, included in income
       taxes in the consolidated and combined
       balance sheets                                             $          327    $          53
                                                                  ==============    =============
      Net deferred tax liability attributable to
       discontinued operations, included in net
       assets held for disposal                                   $        1,340    $           -
                                                                  ==============    =============

      The company had net operating loss ("NOL") carryforwards of approximately
         $3,300,000 and $3,600,000 at December 31, 1996 and 1995, respectively, from the separate return years of Evergreen National Indemnity Corporation ("ENIC"). These losses are subject to limitations regarding the offset of the company's future taxable income and will begin to expire in 2007.

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company determines a valuation allowance based on their analysis of amounts available in the statutory carryback period, consideration of future deductible amounts, and assessment of ENIC's separate company profitability. The Company has established valuation allowances for portions of ENIC's NOL carryforwards and other deferred tax assets. The net change in the valuation allowance for the years ended December 31, 1996 and 1995 was a decrease of $589,000 and $169,000, respectively. Even though the Company has had taxable income over the last several years, significant income in some instances has been attributable to non-recurring transactions and thus there is no assurance that the Company will remain profitable in future years. However, during 1996, ENIC obtained all licenses necessary to fully operate, commenced underwriting insurance, and reported two consecutive years of profitability. As a result, management determined that a portion of the valuation allowance related to ENIC's NOL carryforwards was no longer required. Otherwise, the Company maintains a policy of recognizing other deferred tax assets recoverable in the carryback period and does not consider future taxable income in excess.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

11.   SHORT-TERM BORROWINGS, NOTE PAYABLE AND CAPITALIZED LEASES

      Short-Term Borrowings
      ---------------------

      The Company secured a $6,000,000 credit facility used for additional working capital and other funding needs. Up to $4,500,000 of the credit facility is available for the issuance of standby letters of credit. At December 31, 1996, the Company had issued $2,400,000 in standby letters of credit. The unused portion of the facility is available for cash borrowings. There were no cash borrowings under the credit facility during 1996 and 1995.

      The credit facility provides for the maintenance of certain restrictive covenants including, among others, minimum working capital levels, maintaining current and fixed charges ratios and a predetermined level of interest coverage. The Company is also restricted from making any dividend payments and incurring additional debt. This facility is collateralized by certain Company assets.

      Note Payable and Capitalized Leases
      -----------------------------------

      Note payable and capitalized leases, consists of the following (in thousands):

                                                                                               December 31
                                                                                    --------------------------------
                                                                                         1996              1995
                                                                                    -------------     --------------
        Promissory note payable to a shareholder in quarterly installments of
         $400,000 plus interest, based on 3 month LIBOR (5.51% at December 31,
         1996) compounded daily, through December 15, 1999                          $       3,200     $            -

        Capitalized leases, secured by equipment, payable
         monthly through 1997                                                                  11                 47
                                                                                    -------------     --------------

                                                                                    $       3,211     $           47
                                                                                    =============     ==============

      At December 31, 1996, aggregate maturities of note payable and capitalized leases, were as follows (in thousands):

          YEARS ENDING
          DECEMBER 31,
          ------------
               1997                                                                 $       1,611
               1998                                                                         1,600
                                                                                    -------------

                                                                                    $       3,211
                                                                                    =============

      Management believes that the carrying amounts of short-term borrowings, note payable and capitalized leases recorded at December 31, 1996 were not impaired and approximate fair values.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

12.   COMMITMENTS AND CONTINGENCIES

      Operating Leases
      ----------------

      The Company leases certain of its premises and equipment under various operating lease agreements. At December 31, 1996, future minimum rental commitments becoming payable under all operating leases from continuing operations are as follows (in thousands):

          YEARS ENDING
          DECEMBER 31,
          ------------
               1997                  $       1,277
               1998                          1,202
               1999                            583
               2000                            563
               2001                            563
               Thereafter                    2,793
                                     -------------

                                     $       6,981
                                     =============

      Total rental expense incurred under operating leases was $454,000, $411,000 and $331,000 in 1996, 1995 and 1994, respectively.

      Other
      -----

      In the ordinary course of business, the Company is a defendant in various lawsuits. In the opinion of management, the effects, if any, of such lawsuits are not expected to be material to the Company's results of operations or financial position.

      The Company has profit sharing plans covering substantially all of its employees. Participating employees may elect to contribute, on a tax deferred basis, a portion of their compensation, in accordance with
         Section 401(k) of the Internal Revenue Code. Employer contributions made to the plan for 1996, 1995 and 1994, amounted to $240,000, $141,000 and $111,000, respectively.

13.   SUPPLEMENTAL CASH FLOW DISCLOSURES
      The Company recorded the acquisition of RESI as a non-cash transaction consisting of a $4,000,000 promissory note and recapitalization of shareholders' equity of $16,244,000. Additionally, during 1996, the Company acquired, in exchange for 792,500 shares of its common stock, and other consideration, 100% of SMR and ECI, which were also recorded as non-cash transactions.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

13.   SUPPLEMENTAL CASH FLOW DISCLOSURES (Continued)

      In December 1994, ENIC participated in a transaction whereby ENIC obtained an agreed upon amount of net assets of an unrelated party as consideration in completing the sale and the related settlements of debt of two unrelated parties. The transaction included a contingent receivable of up to $2,900,000 due ENIC from the unrelated party. Based on the performance of the insurance operations sold, it was determined that $807,000 and $1,150,000 be recognized as revenue during 1994 and 1996, respectively. ENIC does not have any future obligations with respect to the insurance operations under the terms of the transaction agreements.


      CASH PAID DURING THE YEAR FOR:
                                                  1996              1995              1994
                                             --------------    -------------     --------------
            INTEREST                         $           60    $         216      $         469
                                             ==============    =============      =============

            INCOME TAXES                     $        1,290    $         128      $          64
                                             ==============    =============      =============

14.   RELATED PARTIES

      In October 1996, the Company's Chairman purchased 1,900,000 shares of common stock, and warrants to purchase an additional 5,700,000 shares of common stock at exercise prices ranging from $2.625 to $3.875 per share, for an aggregate price of $4,988,000. Additionally, the Chairman held warrants to purchase 240,000 shares of common stock at $3.60 per share

      The Company's Chief Financial Officer ("CFO") was a one-third owner of
         SMR. Among the liabilities assumed in connection with the SMR acquisition is a deferred compensation arrangement to which the CFO is entitled to receive 40% of the collections from the acquired receivables of SMR. In addition, in connection with the SMR transaction, the CFO received 195,600 shares of common stock and 293,400 warrants to purchase additional shares of common stock at an exercise price of $10.375. The office building utilized by SMR is leased under a ten-year lease from a partnership in which the CFO is indirectly, a one-third owner.

      The Company has issued six $500,000 bonds covering certain loans obtained by an unrelated party, maturing from 1996 and 2002. Collateral for these bonds includes the personal indemnification of an indirect shareholder of the Company.

      The Company's investment portfolios include loans to business organizations associated with a relative of a shareholder of the Company, which aggregate $2,900,000. These loans provide for interest payments only until maturity, which range from December 31, 1997 through April 30, 1999.

      The stock of ECI, which was acquired by the Company, was 45% owned by the spouse of an officer of a subsidiary of the Company.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

15.   SUBSEQUENT EVENTS

      In February 1997, the Company signed a letter of intent to sell the Company's Environmental Services business. The sale is subject to a definitive agreement and various governmental and regulatory approvals. The Company anticipates that the sale will be completed during 1997 and will realize the net carrying value of the net assets held for disposal.

      In accordance with the Company's intent to sell the environmental services business, the related results of operations have been reflected in the Company's results of operations as a discontinued operation for the year ended December 31, 1996. Included in discontinued operations is the following (in thousands):

            Revenues                                                                  $       9,202
                                                                                      =============

            Income before taxes                                                       $          53
            Income tax provision                                                                 91
                                                                                      -------------

            Net loss                                                                  $         (38)
                                                                                      =============

      Net assets of the discontinued operations at December 31, 1996 consists of (in thousands):

          Cash                                                                        $       2,375
          Accounts receivable, net                                                            7,218
          Property, plant and equipment, net                                                 20,598
          Excess of cost over net assets of businesses acquired, net                          3,305
          Other assets                                                                        1,074
          Accounts payable                                                                   (3,959)
          Accrued environmental costs                                                        (3,203)
          Accrued expenses and other liabilities                                             (4,409)
                                                                                      -------------

                                                                                      $      22,999
                                                                                      =============

      Accruals for investigatory and remediation costs are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Accrued costs include investigative, administrative, legal and remediation costs associated with site clean-up. Environmental compliance costs including maintenance, monitoring and similar costs are expensed as incurred.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

15.   SUBSEQUENT EVENTS (Continued)

      The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. While the current law potentially imposes joint and several liability upon each party at any Superfund site, the Company's contribution to clean up these sites is expected to be limited, given the number of other companies which have also been named as potentially responsible parties, the volumes of waste involved, and that most of these matters are indemnified by the previous owners of certain RESI facilities. A reasonable basis for apportionment of costs among responsible parties is determined and the likelihood of contribution by other parties is established. If it is considered probable that the Company will only have to pay its expected share of the total site cleanup, the liability reflects the Company's expected share. In determining the probability of contribution, the Company considers the solvency of the parties, whether responsibility is being disputed, the terms of any existing agreements, and experience to date regarding similar matters. These liabilities do not take into account any claims for recoveries from insurance or third parties and are not discounted. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical and legal information which becomes available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. The Company believes it has sufficiently reserved for all costs of remediation.

      On January 7, 1997, the Company completed the acquisition of the assets and business of Midwest Indemnity Corporation ("Midwest") located in Skokie, Illinois for a total cost of approximately $9,900,000, consisting of 407,256 shares of restricted common stock, $3,250,000 in cash and $1,750,000 in non-interest bearing notes. Midwest markets environmental and surety bond products throughout the United States through a distribution system of agents and subagents.

      On February 24, the Company completed the acquisition of Midland
         Consultants, Inc. ("Midland"), located in Brooklyn, Ohio, for 87,500 shares of restricted common stock, $208,000 in cash and warrants to purchase 20,000 shares of common stock at an exercise price of $11.625 per share exercisable through January 31, 2000. Midland provides specialized employment services.

      On March 3, 1997, the Company consummated its acquisition of M&N Risk
         Management, Inc. and M&N Enterprises, Inc. (the "M&N Companies") and MFC, Inc. of Cleveland, Ohio for 384,600 shares of restricted common stock, $1,000,000 cash and 900,000 warrants at $13 per share exercisable until March 3, 2000. The M&N Companies provide employers with a turn-key approach to integrate workers' compensation actuarial analysis and underwriting capabilities with claims administration.

      On March 3, 1997, the Company announced it had entered into an agreement to acquire The Benefits Group Agency, Inc. ("The Benefits Group"), located in Cleveland, Ohio, for 395,000 shares of restricted common stock, $2,500,000 in cash and 500,000 warrants to purchase common stock at $12.50 per share over a three year period. The transaction is subject to a definitive agreement and is expected to close by March 31, 1997. The Benefits Group is a full-service corporate benefits administration company.


             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

16.   UNAUDITED QUARTERLY FINANCIAL DATA

      Quarterly financial data are summarized as follows (amounts in thousands, except per share amounts):

          1996                                           March 31,        June 30,     September 30,    December 31,
        ---------                                     --------------   -------------  --------------   --------------

        Revenues                                      $        9,320   $       7,346   $       9,389   $        9,714
                                                      ==============   =============   =============   ==============
        Income from continuing operations             $          655   $         771   $         839   $        2,157
        Loss from discontinued operation                           -               -               -              (38)
                                                      --------------   -------------   -------------   --------------
         Net income                                   $          655   $         771   $         839   $        2,119
                                                      ==============   =============   =============   ==============
        Earnings per common share:
         Primary -
          Continuing operations                       $          .04   $         .04   $         .05   $          .08
          Discontinued operations                                  -               -               -                -
                                                      --------------   -------------   -------------   --------------
         Net income per share                         $          .04   $         .04   $         .05   $          .08
                                                      ==============   =============   =============   ==============
        Earnings per common share:
         Fully Diluted -
          Continuing operations                       $          .04   $         .04   $         .04   $          .04
          Discontinued operations                                  -               -               -                -
                                                      --------------   -------------   -------------   --------------
         Net income per share                         $          .04   $         .04   $         .04   $          .04
                                                      ==============   =============   =============   ==============
      Weighted average common and
        common share equivalents, primary
        and fully diluted:                                    16,956          16,956          16,956           32,213
                                                      ==============   =============   =============    =============

        1995                                           March 31,         June 30,      September 30,     December 31,
      --------                                        --------------   -------------  --------------    -------------
      Revenues                                        $        7,971   $       8,309   $       6,496    $       8,163
                                                      ==============   =============   =============    =============
      Net income (loss)                               $          508   $        (220)  $         101    $       3,080
                                                      ==============   =============   =============    =============
      Earnings per common share:
        Primary                                       $          .03   $        (.01)  $         .01    $         .17
                                                      ==============   =============   =============    =============
        Fully diluted                                 $          .03   $        (.01)  $         .01    $         .17
                                                      ==============   =============   =============    =============
      Weighted average common and
        common share equivalents, primary
        and fully diluted:                                    16,956          16,956          16,956           16,956
                                                      ==============   =============   =============    =============

      The increase in net income in the fourth quarter of 1996 and 1995 are a result of the Company's historical policy of engaging an independent actuary to calculate the loss reserves at year end and settling the Company's reinsurance treaties in the fourth quarter. For future periods, this analysis will be completed by management on a quarterly basis.

                    INTERNATIONAL ALLIANCE SERVICES, INC.

                 SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1996
                                (In thousands)



                    COLUMN A                     COLUMN B   COLUMN C   COLUMN D
                    --------                     --------   --------  -----------
                                                                       AMOUNT AT
                                                                      WHICH SHOWN
                                                                         IN THE
               TYPE OF INVESTMENT                  COST       VALUE   BALANCE SHEET
               ------------------                  ----       -----   -------------

Fixed maturities--held to maturity:
Bonds:
  U.S. government and government
    agencies and authorities                     $ 6,136     $ 6,099     $ 6,136
  States, municipalities and
    political subdivisions                            --          --          --
  Corporate securities                             8,850       8,772       8,850
  Mortgage-backed securities                         495         505         495
Fixed maturities--available for sale:
Bonds:
  U.S. government and government
    agencies and authorities                      16,067      16,198      16,198
  Corporate securities                            10,962      10,983      10,983
  Mortgage-backed securities                       8,092       8,290       8,290
                                                 -------     -------     -------
         Total fixed maturities                   50,602      50,847      50,952
                                                 -------     -------     -------
Equity securities:
Common stock:
  Public utilities                                   209         189         189
  Banks, trust and insurance
    companies                                        225         252         252
  Industrial, miscellaneous and
    all other                                      1,178       6,014       6,014
Nonredeemable preferred stocks                     2,737       2,758       2,758
                                                 -------     -------     -------
         TOTAL EQUITY SECURITIES                   4,349       9,213       9,213
                                                 -------     -------     -------
Mortgage loans                                     3,685                   3,685
Short-term investments                             4,799                   4,799
                                                 -------                 -------
         Total investments                       $63,435                 $68,649
                                                 =======                 =======





See accompanying Independent Auditors' Report

                    INTERNATIONAL ALLIANCE SERVICES, INC.

                           SCHEDULE IV--REINSURANCE
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (In thousands)


           COLUMN A             COLUMN B      COLUMN C         COLUMN D    COLUMN E      COLUMN F
           --------             --------      --------         --------    --------      --------

                                                                                        PERCENTAGE
                                              CEDED TO        ASSUMED FROM                OF AMOUNT
                                   GROSS        OTHER            OTHER        NET         ASSUMED
                                  AMOUNT      COMPANIES         COMPANIES    AMOUNT        TO NET
                                  -------     ---------       ------------   ------     ----------
Year ended December 31, 1996
Property--Casualty Earned
  Premiums                        $39,388       $12,236            $591      $27,743        2.13%
Year ended December 31, 1995
Property--Casualty Earned
  Premiums                        $36,005       $10,550          $1,507      $26,962        5.59%
Year ended December 31, 1994
Property--Casualty Earned
  Premiums                        $34,255       $11,301          $  414      $23,368        1.77%





See accompanying Independent Auditors' Report

                     INTERNATIONAL ALLIANCE SERVICES, INC.

                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 (In thousands)

        COLUMN A                          COLUMN B       COLUMN C         COLUMN D      COLUMN E      COLUMN F      COLUMN G
        --------                          --------       --------         --------      --------      --------      --------
                                                       FUTURE POLICY
                                          DEFERRED   BENEFITS, LOSSES                OTHER POLICY
                                           POLICY       CLAIMS AND                    CLAIMS AND                     NET
                                         ACQUISITION       LOSS           UNEARNED     BENEFITS       PREMIUM     INVESTMENT
         SEGMENT                            COST         EXPENSES         PREMIUMS     PAYABLES       REVENUE       INCOME
         -------                            ----         --------         --------     --------       -------       ------

Year Ended:
  December 31, 1996                        $4,345         $41,099          $18,637        N/A          $27,743       $3,564
  December 31, 1995                        $3,428         $37,002          $15,636        N/A          $26,962       $3,341
  December 31, 1994                        $3,725         $34,661          $15,453        N/A          $23,368       $2,477





                                         COLUMN H         COLUMN I            COLUMN J         COLUMN K
                                         --------         --------            --------         --------
                                                        AMORTIZATION           OTHER            DIRECT
                                       LOSSES AND    OF DEFERRED POLICY      OPERATING         PREMIUMS
                                     LOSS EXPENSES   ACQUISITION COSTS       EXPENSES          WRITTEN
                                     -------------   -----------------       ---------         --------
Year Ended:
  December 31, 1996                     $17,624            $7,699              $4,384           $42,420
  December 31, 1995                     $15,117            $7,774              $3,157           $36,278
  December 31, 1994                     $12,494            $5,428              $4,544           $37,127


See accompanying Independent Auditor's Report

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IASI has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTERNATIONAL ALLIANCE SERVICES, INC.
                                                 (Registrant)


                               By:      /s/ Edward F. Feighan
                                  ------------------------------
                                        Edward F. Feighan
                                        Chief Executive Officer
                                           and President
                                        March 31, 1997


          KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below on this Annual Report hereby constitutes and appoints Edward F. Feighan, Gregory J. Skoda and Craig L. Stout, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution for him and his name, place and stead, in any and all capacities (until revoked in writing), to sign any and all amendments to this Annual Report of International Alliance Services, Inc. and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that each of said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below the following persons on behalf of International Alliance Services, Inc. and in the capacities and on the dates indicated.

/s/ Michael G. DeGroote
------------------------------------                 -----------------------------------------
Michael G. DeGroote                                  Harve A. Ferrill
Chairman of the Board and Director                   Director
March 31, 1997


/s/ Edward F. Feighan                                /s/ Douglas R. Gowland
------------------------------------                 -----------------------------------------
Edward F. Feighan                                    Douglas R. Gowland
Chief Executive Officer, President                   Vice President - Environmental Operations
and Director (Principal Executive Officer)           and Director
March 31, 1997                                       March 31, 1997


/s/ Hugh P. Lowenstein                               /s/ Richard C. Rochon
------------------------------------                 -----------------------------------------
Hugh P. Lowenstein                                   Richard C. Rochon
Director                                             Director
March 31, 1997                                       March 31, 1997


/s/ Gregory J. Skoda                                 /s/ Craig L. Stout
------------------------------------                 -----------------------------------------
Gregory J. Skoda                                     Craig L. Stout
Executive Vice President and                         Chief Operating Officer
Chief Financial Officer                              and Director
(Principal Financial and Accounting Officer)         March 31, 1997
March 31, 1997


                               INDEX TO EXHIBITS


Exhibit No.       Description
-----------       -----------

      3.1 Amended and Restated Certificate of Incorporation of IASI (filed as Exhibit 3.1 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).

      3.2* Certificate of Amendment of the Certificate of Incorporation of IASI dated October 18, 1996.

      3.3 Amended and Restated Bylaws of IASI (filed as Exhibit 3.2 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      4.1 Form of Stock Certificate of Common Stock of IASI (filed as Exhibit 4.1 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      4.2 Promissory Note, dated October 18, 1996, in the aggregate principal amount of $4.0 million issued by IASI payable to Alliance Holding (filed as Exhibit 99.7 to IASI's Current Report on Form 8-K dated October 18, 1996, and incorporated herein by reference).

      9.1 Voting Agreement, dated as of October 18, 1996, by and between MGD Holdings and Alliance Holding (filed as Exhibit 99.6 to IASI's Current Report on Form 8-K dated October 18, 1996, and incorporated herein by reference).

      10.1 Spin-off Agreement (filed as Exhibit 10.1 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.2        Alternative  Dispute  Resolution   Agreement  (filed  as
                  Exhibit 10.2 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.3 Assumption of Liabilities and Indemnification Agreement (filed as Exhibit 10.3 to IASI's Registration Statement on Form 10, file no. 0-25890 and incorporated herein by reference)

      10.4 Corporate Services Agreement (filed as Exhibit 10.4 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.5 Employee Benefits Agreement (filed as Exhibit 10.5 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.6        Insurance and Indemnification  Agreement (filed as Exhibit
                  10.6 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.7 Tax Sharing Agreement (filed as Exhibit 10.7 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.8 IASI's Adjustment Plan (filed as Exhibit 10.8 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.9 Form of Warrant to purchase 200,000 shares of IASI's Common Stock issued to MGD Holdings Ltd. (filed as Exhibit
                  10.9 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.10 Form of Warrant to purchase 5,000 shares of IASI's Common Stock issued to Douglas R. Gowland (filed as Exhibit 10.11 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.11 Form of Warrant to purchase 55,000 shares of IASI's Common Stock issued for Douglas R. Gowland (filed as Exhibit 10.12 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

      10.12 Credit Agreement dated as of May 11, 1995 by and among IASI and its Subsidiaries, as Borrowers, and CoreStates Bank, N.A. (filed as Exhibit 10.12 to IASI's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

      10.13 Agreement and Plan of Merger by and among IASI, Republic/CSA Acquisition Corporation, Republic/CSU Acquisition Corporation, Alliance Holding, CSC and CSU (filed as Appendix I to IASI's Definitive Schedule 14C Information Statement dated September 23, 1996 and incorporated herein by reference).

      10.14 Amendment No. 1 to Agreement and Plan of Merger by and among IASI, Republic/CSA Acquisition Corporation, Republic/CSU Acquisition Corporation, Alliance Holding, CSC and CSU (filed as Appendix IV to IASI's Definitive Schedule 14C Information Statement dated September 23, 1996 and incorporated herein by reference).

      10.15 Amendment No. 2 to Agreement and Plan of Merger by and among IASI, Republic/CSA Acquisition Corporation, Republic/CSU Acquisition Corporation, Alliance Holding, CSC and CSU (filed as


                  Appendix V to IASI's Definitive Schedule 14C Information Statement dated September 23, 1996 and incorporated herein by reference).

      10.16 Stock Purchase Agreement by and between IASI and H. Wayne Huizenga (filed as Appendix II to IASI's Definitive Schedule 14C Information Statement dated September 23, 1996 and incorporated herein by reference).

      10.17 Stock Purchase Agreement by and between IASI and MGD Holdings (filed as Appendix III to IASI's Definitive Schedule 14C Information Statement dated September 23, 1996 and incorporated herein by reference).

      10.18* Agreement and Plan of Merger by and among IASI, IASI/SMR Acquisition Co., SMR and its shareholders dated November 30, 1996.

      10.19* Agreement and Plan of Merger by and among IASI, IASI/ECI Acquisition Co., ECI and its shareholders dated November 5, 1996.

      11.1*       IASI Earnings per Common Share Data.

      21.1*       List of Subsidiaries of IASI.

      24.1*       Consent of KPMG Peat Marwick LLP

      99.1 Information Statement (filed as Exhibit 99.1 to IASI's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference)

*Indicates documents filed herewith.