Form 10-Q
period 1997-03-31
INTERNATIONAL ALLIANCE SERVICES INC
filed 1997-05-15
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

      (Mark One)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997
                               ------------------------------------------------

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from    Not Applicable      to
                              -----------------------   -----------------------

Commission file number     0-25890
                      ---------------------------------------------------------

                      International Alliance Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                      22-2769024
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 10055 Sweet Valley Drive, Valley View, Ohio           44125
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

(Registrant's Telephone Number, Including Area Code)      216-447-9000
                                                    ---------------------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  X  No
                                                 ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                   Outstanding at
         Class of Common Stock                     April 30, 1997
         ---------------------                     --------------

         Par value $.01 per share                     35,968,419
                                                   -------------

Exhibit Index is on page 13 of this report.

                               Page 1 of 14 Pages.

                      INTERNATIONAL ALLIANCE SERVICES, INC.

                                TABLE OF CONTENTS

                                                                                                                   Page No.

PART I.           Financial Information:

                  Item 1 - Financial Statements:

                           Consolidated Condensed Balance Sheets -
                             March 31, 1997 and December 31, 1996                                                      3

                           Consolidated Condensed Statements of Income -
                             Three Months Ended March 31, 1997 and 1996                                                4

                           Consolidated Condensed Statements of Cash Flows -
                             Three Months Ended March 31, 1997 and 1996                                                5

                           Notes to the Consolidated Condensed Financial Statements                                6 - 7

                  Item 2 - Management`s Discussion and Analysis of Financial Condition and
                           Results of Operations                                                                  8 - 10

PART II.          OTHER INFORMATION:

                  Item 2 - Changes in Securities                                                                      11

                  Item 4 - Submissions of Matters to a Vote of Security Holders                                       11

                  Item 6 - Exhibits and Reports on Form 8-K                                                           11

                  Signatures                                                                                          12

                  Exhibit Index                                                                                       13

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------
             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                            MARCH 31, DECEMBER 31,
                                                              1997       1996
                                                           ---------- -----------
                                                           (unaudited) (audited)
                                     ASSETS
Investments:
 Fixed maturities held to maturity, at amortized cost        $ 15,151   $ 15,481
 Securities available for sale, at fair value:
  Fixed maturities                                             40,018     35,471
 Equity securities                                             10,809      9,213
 Mortgage loans                                                 3,685      3,685
 Short-term investments                                         1,921      4,799
                                                             --------   --------
 Total investments                                             71,584     68,649

Cash and cash equivalents                                      33,296     39,874
Premiums receivable, less allowance for doubtful
 accounts of $289 and $284, respectively                        7,182      7,013
Accounts receivable, less allowance for doubtful accounts
 of $30 and $0, respectively                                    9,140      3,339
Deferred policy acquisition costs                               4,332      4,345
Reinsurance recoverables                                       10,267     11,185
Excess of cost over net assets of businesses acquired,
 net of accumulated amortization of $215 and $33,
 respectively                                                  24,494      6,048
Net assets held for disposal                                   22,465     22,999
Other assets                                                   12,915      3,878
                                                             --------   --------
TOTAL ASSETS                                                 $195,675   $167,330
                                                             ========   ========
                                LIABILITIES

Losses and loss expenses payable                             $ 42,306   $ 41,099
Unearned premiums                                              18,938     18,637
Notes payable and capitalized leases                            8,500      3,211
Income taxes                                                    3,898      1,994
Accrued expenses                                               10,362      5,355
Other liabilities                                              11,723      5,712
                                                             --------   --------
TOTAL LIABILITIES                                              95,727     76,008
                                                             --------   --------
                           SHAREHOLDERS' EQUITY
Common stock                                                      350        338
Additional paid-in capital                                     88,166     80,446
Retained earnings                                               8,406      6,842
Net unrealized appreciation of investments (net of tax)         3,026      3,696
                                                             --------   --------
TOTAL SHAREHOLDERS' EQUITY                                     99,948     91,322
                                                             --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $195,675   $167,330
                                                             ========   ========

See the accompanying notes to the Consolidated Condensed Financial Statements.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                   (unaudited)
Revenues                                                      $ 16,296    $  9,320
                                                              --------    --------
Expenses:
   Operating expenses                                            6,175       2,010
   Losses and loss adjustment expenses                           4,829       4,570
   Policy acquisition expenses                                   2,231       1,747
                                                              --------    --------
Total expenses                                                  13,235       8,327
                                                              --------    --------
Income from continuing operations before income tax expense      3,061         993

Income tax expense                                                 952         338
                                                              --------    --------
Income from continuing operations                                2,109         655

Loss from discontinued operations
   (net of income tax benefit of $256)                            (534)       --
                                                              --------    --------
Net income                                                    $  1,575    $    655
                                                              ========    ========
Earnings per common and common share equivalents:

   Primary and fully diluted:
    Income from continuing operations                         $    .05    $    .04
    Loss from discontinued operations                             (.01)       --
                                                              --------    --------
    Net income per share                                      $    .04    $    .04
                                                              ========    ========
Weighted average common and common share
   equivalents, primary and fully diluted:                      49,926      16,956
                                                              ========    ========




See the accompanying notes to the Consolidated Condensed Financial Statements.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                              1997        1996
                                                            --------    --------
                                                                 (unaudited)
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                               $  4,950    $   (195)
                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed maturities, held to maturity               (209)       --
   Purchase of fixed maturities, available for sale           (5,869)     (3,619)
   Purchase of equity securities                              (2,133)       (248)
   Redemption of fixed maturities, held to maturity              500        --
   Sale of fixed maturities, available for sale                  743       4,347
   Sale of equity securities                                     229         167
   Principal receipts on mortgage loans                         --           781
   Change in short-term investments                            2,878      (1,242)
   Change in other long-term investments                        --           (31)
   Business acquisitions, net of cash acquired                (7,403)       --
   Acquisition of property and equipment                        (236)        (74)
                                                            --------    --------
      Net cash (used in) provided by investing activities    (11,500)         81
                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                            405        --
   Repayment of debt                                            (589)        (28)
   Proceeds from stock issuances                                 156        --
   Pre-merger dividends paid to parent                          --          (437)
   Pre-merger capital contribution                              --           149
                                                            --------    --------
    Net cash used in financing activities                        (28)       (316)
                                                            --------    --------
Net decrease in cash and cash equivalents                     (6,578)       (430)
Cash and cash equivalents at beginning of period              39,874       2,694
                                                            --------    --------
Cash and cash equivalents at the end of period:
   Continuing operations                                      33,296       2,264
   Discontinued operations                                       527        --
                                                            --------    --------
Total cash and cash equivalents at end of period            $ 33,823    $  2,264
                                                            ========    ========



See the accompanying notes to the Consolidated Condensed Financial Statements.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    GENERAL

      In the opinion of management of International Alliance Services, Inc. (the
         "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations and cash flows for the periods ended March 31, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The 1996 consolidated condensed balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2.    CALCULATION OF EARNINGS PER COMMON AND COMMON SHARE EQUIVALENTS

      Income from continuing operations for the three months ended March 31, 1997 was adjusted to reflect the effect of all interest savings and benefits and the tax effects under the modified treasury stock method. The computation of fully diluted earnings per share under the modified treasury stock method was antidilutive for the period ended March 31, 1997, and therefore is the same as primary earnings per share. Modifications to income were not required for the three months ended March 31, 1996.

                                              Primary
                                              and Fully
                                               Diluted
                                            --------------
                                            (in thousands)
Income from continuing operations              $ 2,109
Interest expense reduction less 34% tax rate        47
Interest income less 34% tax rate                  201
                                               -------
Adjusted income from continuing operations       2,357

Loss from discontinued operations                 (534)
                                               -------
Adjusted net income                            $ 1,823
                                               =======

      The Company computed earnings per common and common share equivalents under the modified treasury stock method as follows (in thousands):

                                                   Primary
                                                  and Fully
                                                   Diluted
                                                  ---------
Weighted common shares - March 31, 1997:

Weighted average common shares                     34,507
Additional stock equivalents less 20% limitation
 on assumed repurchase                             15,419
                                                   ------
                                                   49,926
                                                   ======
Weighted common shares - March 31, 1996:

Weighted average common shares                     16,956
                                                   ======

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3.    DISCONTINUED OPERATION

      In accordance with the Company's intent to sell the environmental services business, the related results of operations reflected as discontinued operations for the period ended March 31, 1997 include the following (in thousands):

Revenues                                                                $ 7,551
                                                                        =======
Loss before taxes                                                       $   790
Income tax benefit                                                          256
                                                                        -------
Net loss                                                                $  (534)
                                                                        =======

      Net assets of the discontinued operations at March 31, 1997 consist of (in thousands):

Cash                                                                   $    527
Accounts receivable, net                                                  6,404
Property, plant and equipment, net                                       20,567
Excess of cost over net assets of businesses
 acquired, net                                                            3,238
Other assets                                                              1,418
Accounts payable                                                         (3,027)
Accrued environmental costs                                              (2,985)
Accrued expenses and other liabilities                                   (3,677)
                                                                       --------
                                                                       $ 22,465
                                                                       ========

4.    ACQUISITIONS

      During the first quarter 1997, the Company acquired 100% of the stock of Midland Consultants, Inc., M&N Risk Management, Inc., M&N Enterprises, Inc., MFC, Inc., The Benefits Group Agency, Inc., TBG South Agency, Inc., and TBG Investment Advisors Agency, Inc. and certain assets of Midwest Indemnity Corporation for an aggregate of 1,274,356 of its common stock, warrants to purchase 1,420,000 shares of its common stock for prices ranging from $11.625 to $13.00 and cash of $7,403,000. These acquisitions have been accounted for by the purchase method of accounting.

5.    SUBSEQUENT EVENT

      On April 21, 1997, the Company completed a private placement in which the Company sold 616,611 units (the "Units") to qualified investors at an aggregate purchase price of $9.00 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.00 per share, exercisable through April 21, 2000. The Company realized net proceeds of approximately $5.2 million.

                      INTERNATIONAL ALLIANCE SERVICES, INC.
                      -------------------------------------
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

      International Alliance Services, Inc. (the "Company") is a provider of integrated business services through its IASI Business Services Group, and of niche market insurance products through its IASI Insurance Services Group. The Business Services Group, formed in December 1996, provides a wide range of outsourced services to small and mid-sized companies, including tax services, financial planning, benefits administration, retirement planning and professional employment placement. The Company markets its business and environmental services, specialty insurance and bonding products throughout the United States and in Canada.

      Results of Operations
      ---------------------

      For the three months ended March 31, 1997 and 1996, the Company reported income from continuing operations of $2,109,000 ($.05 per common share) and $655,000 ($.04 per common share), respectively. These results exclude revenues and earnings from the Company's discontinued environmental services business. The increase in income from continuing operations for the three months ended March 31, 1997 over the same period 1996 is attributable to increased earned premiums, lower loss and loss adjustment expense development spread over higher premium production, and the initial consolidation of the operations comprising the Business Services Group.

      Revenues
      --------

      The following table presents revenues from the Company's continuing operations by business segment for the three months ended March 31, 1997 and 1996 (in thousands):

                                                                                       Revenues
                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                 1997            %                 1996            %
                                                           ---------------   ----------       --------------    --------
      Insurance Services Group                             $        11,384      70%           $        9,320       100%

      Business Services Group                                        4,912      30%                        -         -
                                                           ---------------   ----------       --------------    ------

              Total                                        $        16,296     100%           $        9,320       100%
                                                           ===============   ==========       ==============    =======

Revenues from the Company's Insurance Services Group are comprised of the following (in thousands):

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                1997             1996
                                                           ------------    ------------
        Premiums earned                                    $      8,066    $      6,587
        Net investment income                                     1,317             824
        Net gain on investments                                     964              70
        Other                                                     1,037           1,839
                                                           ------------    ------------
                                                           $     11,384    $      9,320
                                                           ============    ============

      For the three months ended March 31, 1997, the Insurance Services Group reported an increase in premiums earned of $1,479,000 (22%) on an increase in net written premiums of $2,339,000 (39%) to $8,336,000 over the prior year period. The favorable impact on earned premiums, while effected somewhat by current quarter premium volume, is more significantly effected by net premium written in the second half of 1996. On a gross written basis, the Insurance Services Group reported an increase of $2,671,000 (31%), to $11,349,000 for the three months ended March 31, 1997, compared to the prior year period, and is mainly attributed to general liability insurance coverages. This increase, however, was offset by temporary fluctuations in the construction market which directly affected contract bond coverages.

      Investment income was $2,281,000 for the three months ended March 31, 1997, including approximately $900,000 of gains from the sale of equity securities. In addition, investment income of approximately $1,085,000 was earned on invested assets of $71,584,000 for the three months ended March 31, 1997 for an annualized return of approximately 6.1%.

      Other income decreased by $802,000 due in large part to non-recurring income of $1.1 million from the American Sentinel transaction recorded in the three months ended March 31, 1996, offset by higher commission income of $515,000 reported during the three months ended March 31, 1997.

      For the three months ended March 31, 1997, the Business Services Group reported revenues of $4,912,000 which consists primarily of professional fees and commissions earned. A significant portion of the revenues generated by the Business Services Group are attributable to SMR & Co. Business Services which have been consolidated for the full quarter 1997. Only one month of revenues for M&N Risk Management, M&N Enterprises, Inc., MFC, Inc., (collectively the M&N Companies) The Benefit Group Agency, Inc., TBG South Agency, Inc. and TBG Investment Advisors Agency, Inc. (collectively TBG) and two months of revenue for Midland Consultants, Inc. (which was merged into SMR & Co. Business Services upon acquisition) are included in the Company's results of operations for the three months ended March 31, 1997, which reflects revenues from the date of acquisition of those companies. Additionally, the increase in accounts receivable for three months ended March 31, 1997 compared to March 31, 1996, is a result of the initial consolidation of the Business Services Group.

      Expenses
      --------

      Total expenses increased $4,908,000 to $13,235,000 for the three months ended March 31, 1997 from $8,327,000 for the three months ended March 31, 1996. Such increase is primarily attributable to the increase in operating expenses which primarily reflects the impact from the initial consolidation of the Company's Business Services Group.

      The Company reported an increase in loss and loss adjustment expense of $259,000 from $4,570,000 for the three months ended March 31, 1996 to $4,829,000 at March 31, 1997. The increase is primarily attributed to an increase in casualty coverages offset by decreases in property loss development. Such expenses represent 60% and 69% of earned premiums for the three months ended March 31, 1997 and 1996, respectively.

      Policy acquisition expenses increased $484,000 from $1,747,000 for the three months ended March 31, 1996 to $2,231,000 at March 31, 1997 and correspond directly to the increase in premium volume. Such costs represent approximately 20% of premium written for the periods March 31, 1997 and 1996.

      Income Taxes
      ------------

      The Company recorded an income tax provision of $952,000 and $338,000 for the three months ended March 31, 1997 and 1996, respectively, reflecting an estimated effective tax rate of approximately 31% and 34%, respectively.

      Discontinued Operations
      -----------------------

      In February 1997, the Company signed a non-binding letter of intent and confidentiality agreement to sell the Company's environmental services operations. Consummation of the transaction remains subject to the purchasers due diligence, the negotiation and execution of definitive documentation and the receipt of necessary governmental and third party approvals and consents. Accordingly, there can be no assurance that the transaction will be consummated.

      The Company reported a loss from operations related to its discontinued environmental services business of $790,000 excluding a tax benefit of $256,000, on revenues of $7,551,000 for the three months ended March 31, 1997. Such quarterly operating loss is typical for this business due to seasonality.

      Other
      -----

      The Company's 1997 consolidated condensed balance sheet includes an increase in excess of cost over net assets of businesses acquired of $18,446,000 which relates directly to the acquisitions made during the three months ended March 31, 1997. As a result of the nature of the assets and liabilities acquired there are no material identifiable intangible assets or liabilities.

      Liquidity and Capital Resources
      -------------------------------

      The Company generated $4,950,000 in cash through operating activities for the three months ended March 31, 1997 compared to cash used by operations of $195,000 for the same period in 1996. The increase in cash flow is due to increased profits and loss reserves on an increasing volume of liability coverages which have slower payout patterns than property coverages. In addition, cash from operating activities increased over the prior period due to profits recognized from the initial consolidation of its Business Services Group. The Company has made certain business acquisitions utilizing $7.4 million in cash financed, in part, through internal cash flow from operations and cash on hand. At March 31, 1997 and 1996, the Company had cash and investments, excluding mortgage loans of $101.2 million and $56.4 million, respectively. Management believes the Company currently has sufficient cash, investments, and lines of credit to fund current operations and expansion thereof.

                                   ----------

      Statements included in the Form 10-Q which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The amount of the charges to discontinued operations with respect to the Company's environmental services business will depend on a number of factors, including the outcome of any related negotiations and the final determination of the net realizable values of assets to be sold or transferred. In addition, the Company's Annual Report on Form 10-K contain certain other detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company.

                           PART II - OTHER INFORMATION
                           ---------------------------

                         ITEM 2 - CHANGES IN SECURITIES
                         ------------------------------

(c) Sales of unregistered shares during the three months ended March 31, 1997:

All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On January 7, 1997, in connection with the acquisition of Midwest Indemnity Corporation, the Company issued 407,256 shares of Common Stock in exchange for certain of the business and assets of Midwest.

On February 10, 1997, in connection with the acquisition of Midland Consultants, Inc., the Company issued 87,500 shares of Common Stock and warrants to purchase an additional 20,000 shares of Common Stock at an exercise price of $11.625 per share in exchange for all of the outstanding shares of capital stock of Midland.

On March 3, 1997, in connection with the acquisition of the M&N Companies, the Company issued 384,600 shares of Common Stock and warrants to purchase an additional 900,000 shares of Common Stock at an exercise price of $13.00 per share in exchange for all of the outstanding shares of capital stock of the M&N Companies.

On April 1, 1997, in connection with the acquisition of TBG, the Company issued 395,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock at an exercise price of $12.50 per share in exchange for all of the outstanding shares of capital stock of TBG.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

On January 6, 1997, a total of six stockholders holding an aggregate of 25,217,022, or approximately 74.7% of the Company's outstanding shares of Common Stock on such date, in lieu of a special meting of stockholders, consented in writing to the sale and issuance of an aggregate of 616,611 units of the Company at a price of $9.00 per unit to affiliates of Messrs. Michael G. DeGroote, Chairman of the Board of the Company, and Harve A. Ferrill and Richard C. Rochon, directors of the Company. Each unit consists of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $11.00 per share exercisable for a three year period from the date of issuance. In connection therewith, on March 27, 1997, the Company sent an Information Statement on Schedule 14C to its stockholders.

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
                    -----------------------------------------

(27)    FINANCIAL DATA SCHEDULE

(b) Reports on Form 8-K

      1) The Company's Current Report on Form 8-K dated January 7, 1997, reporting the closing of the sale of an aggregate of 3,521,888 units of the Company and agreements to sell an additional 616,611 units.

      2) The Company's Current Report on Form 8-K dated February 19, 1997 reporting a change in auditors pursuant to Item 4, as well as the Company's intention to acquire M & N Risk Management, Inc.,

           M & N Enterprises, Inc., and MFC, Inc., the consummation of its acquisition of Midland Consultants, Inc. and the agreement between Alliance Holding Corporation ("Alliance") and Mr. DeGroote, whereby, subject to the occurrence of certain events, Alliance agreed to grant a proxy to Mr. DeGroote that covers the shares of Common Stock of the Company held by Alliance.

      3) The Company's Current Report on Form 8-K/A dated February 19, 1997 amending the previous disclosure regarding the change of auditors.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          International Alliance Services, Inc.
                                         --------------------------------------
                                                     (Registrant)

        Date:      May 15, 1997           By:  /s/ Gregory J. Skoda
                  ----------------           -----------------------------
                                               Gregory J. Skoda
                                               Chief Financial Officer

                      INTERNATIONAL ALLIANCE SERVICES, INC.
                      -------------------------------------
                                  EXHIBIT INDEX
                                  -------------

Exhibit Number:                                                                  Page No.
---------------
(27)   Financial Data Schedule (SEC only)......................................... 14