Form 10-Q
period 1997-06-30
INTERNATIONAL ALLIANCE SERVICES INC
filed 1997-08-14
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q
        (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  June 30, 1997
                                -----------------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from  Not Applicable to
                                --------------    ---------------

Commission file number      0-25890
                       ---------------------------------------------------------

                      International Alliance Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                     22-2769024
-------------------------------------      -------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


10055 Sweet Valley Drive, Valley View, Ohio               44125
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


(Registrant's Telephone Number, Including Area Code)   216-447-9000
                                                     ---------------------------


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X       No
                                     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                              Outstanding At
         Class of Common Stock                July 31, 1997
         ---------------------                ----------------

         Par value $.01 per share                37,886,655
                                                 -----------

Exhibit Index is on page 16 of this report.

                               Page 1 of 18 Pages

                      INTERNATIONAL ALLIANCE SERVICE, INC.

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION:                                                         Page

          Item 1 - Financial Statements

                     Consolidated Condensed Balance Sheets -
                       June 30, 1997 and December 31, 1996                                   3

                     Consolidated Condensed Statements of Income -
                       Three and Six Months Ended June 30, 1997 and 1996                     4

                     Consolidated Condensed Statements of Cash Flow -
                       Six Months Ended June 30, 1997 and 1996                               5

                     Notes to the Consolidated Condensed Financial Statements              6-7

          Item 2 - Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                           8-11


PART II.  OTHER INFORMATION

          Item 2 - Changes in Securities                                                   12

          Item 4 - Submissions of Matters to a Vote of Security Holders                    13

          Item 6 - Exhibits and Reports on Form 8-K                                        14

          Signatures                                                                       15

          Exhibit Index                                                                    16



                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------
             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                                             JUNE 30,    DECEMBER 31,
                                                               1997          1996
                                                           ----------     ---------
                                                           (unaudited)    (audited)

                                    ASSETS
Investments:
  Fixed maturities held to maturity,
   at amortized cost                                         $ 15,013     $ 15,481
  Securities available for sale, at fair value:
  Fixed maturities                                             43,540       35,471
  Equity securities                                             8,725        9,213
  Mortgage loans                                                3,684        3,685
  Short-term investments                                        1,015        4,799
                                                             --------     --------
Total investments                                              71,977       68,649

Cash and cash equivalents                                      27,994       39,874
Accounts receivable, less allowance
  for doubtful accounts of $313 and
   $284, respectively                                          18,238        7,610
Excess of cost over net assets of business
  acquired, net of accumulated amortization
   of $716 and $33, respectively                               41,443        6,048
Net assets held for disposal                                   22,286       22,999
Other assets                                                   30,207       22,150
                                                             --------     --------

TOTAL ASSETS                                                 $212,145     $167,330
                                                             ========     ========

                                    LIABILITIES

Losses and loss expenses payable                             $ 43,987     $ 41,099
Unearned premiums                                              19,796       18,637
Notes payable and capitalized leases                            6,733        3,211
Income taxes                                                    4,235        1,994
Accrued expenses                                                4,527        5,355
Other liabilities                                              15,272        5,712
                                                             --------     --------

TOTAL LIABILITIES                                              94,550       76,008
                                                             --------     --------

                                    SHAREHOLDERS' EQUITY

Common stock                                                      375          338
Additional paid-in capital                                    105,001       80,446
Retained earnings                                              10,460        6,842
Net unrealized appreciation of investments
  (net of tax)                                                  1,759        3,696
                                                             --------     --------

TOTAL SHAREHOLDERS' EQUITY                                    117,595       91,322
                                                             --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $212,145     $167,330
                                                             ========     ========


 See the accompanying notes to the Consolidated Condensed Financial Statements.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)



                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE  30,                   JUNE 30,
                                                     -----------------------     -----------------------
                                                        1997          1996         1997          1996
                                                     ---------      --------     --------      ---------

Revenues                                              $ 21,088      $  7,346     $ 37,384      $ 16,666

Expenses:
   Operating expenses                                   10,349           476       16,524         2,486
   Losses and loss adjustment expenses                   4,594         3,901        9,423         8,471
   Policy acquisition expenses                           3,114         1,660        5,345         3,407
                                                      --------      --------     --------      --------
Total expenses                                          18,057         6,037       31,292        14,364
                                                      --------      --------     --------      --------


Income from continuing operations before
   income tax expense                                    3,031         1,309        6,092         2,302

Income tax expense                                         798           538        1,750           876
                                                      --------      --------     --------      --------

Income from continuing operations                        2,233           771        4,342         1,426

Loss from discontinued operations                         (179)           --         (713)           --
                                                      --------      --------     --------      --------

Net income                                            $  2,054      $    771     $  3,629      $  1,426
                                                      ========      ========     ========      ========


Earnings per common and common share equivalents:

   Primary and fully diluted:
      Income from continuing operations               $    .06      $    .04     $    .11      $    .08
      Loss from discontinued operations                     --            --         (.01)           --
                                                      --------      --------     --------      --------

      Net income per share                            $    .06      $    .04     $    .10      $    .08
                                                      ========      ========     ========      ========

Weighted average common and common share
   equivalents, primary and fully diluted:              52,022        16,956       51,329        16,956
                                                      ========      ========     ========      ========











See the accompanying notes to the Consolidated Condensed Financial Statements.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)


                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                                 1997          1996
                                                             ---------       ---------
                                                                    (unaudited)

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $  9,792      $  2,751

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of fixed maturities, held to maturity                 (209)           --
   Purchases of fixed maturities, available for sale            (9,501)       (8,549)
   Purchase of equity securities                                    --          (248)
   Redemption of fixed maturities, held to maturity                600            --
   Sale of fixed maturities, available for sale                  2,658         7,195
   Sale of equity securities                                       663           270
   Principal receipts on mortgage loans                              1           782
   Change in short-term investments                              3,784        (1,741)
   Change in long-term investments                                  --            90
   Business acquisitions, net of cash acquired                 (23,958)           --
   Acquisition of property and equipment                          (818)         (125)
                                                              --------      --------
      Net cash used in investing activities                    (26,780)       (2,326)
                                                              --------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt                                            1,822            --
   Repayment of debt                                            (2,201)          (30)
   Proceeds from stock issuances                                 5,487            --
   Pre-merger dividends paid to parent                              --          (875)
   Pre-merger capital contribution                                  --           298
                                                              --------      --------
      Net cash provided by (used in) financing activities        5,108          (607)
                                                              --------      --------

Net decrease in cash and cash equivalents                      (11,880)         (182)
Cash and cash equivalents at beginning of period                39,874         2,694
                                                              --------      --------
Cash and cash equivalents at the end of period:
   Continuing operations                                        27,994         2,512
   Discontinued operations                                         755            --
                                                              --------      --------


Total cash and cash equivalents at end of period              $ 28,749      $  2,512
                                                              ========      ========















See the accompanying notes to the Consolidated Condensed Financial Statements.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       GENERAL

         In the opinion of management of International Alliance Services, Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations and cash flows for the periods ended June 30, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The 1996 consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2.       CALCULATION OF EARNINGS PER COMMON AND COMMON SHARE EQUIVALENTS

         Income from continuing operations for the three and six months ended June 30, 1997 was adjusted to reflect the effect of all interest savings and benefits and the related tax effects under the modified treasury stock method. The computation of fully diluted earnings per share under the modified treasury stock method resulted in no reportable dilution for the periods ended June 30, 1997. Modifications to income were not required for the periods ended June 30, 1996.


                                             Three Months Ended         Six Months Ended
                                                June 30, 1997             June 30, 1997
                                             ------------------         ----------------
                                         Primary and Fully Diluted   Primary  and Fully Diluted
                                         -------------------------   -------  -----------------
                                               (in thousands)            (in thousands)

         Income from continuing operations                   $ 2,233                  $ 4,342
         Interest expense reduction net of tax                    89                      178
         Interest income net of tax                              556                      848
                                                             -------                  -------
         Adjusted income from continuing operations            2,878                    5,368

         Loss from discontinued operations                      (179)                    (713)
                                                             -------                  -------

         Adjusted net income                                 $ 2,699                  $ 4,655
                                                             =======                  =======

         The Company computed earnings per common and common share equivalents under the modified treasury stock method as follows (in thousands):


                                                                Three Months            Six Months
                                                               Ended June 30,         Ended June 30,
                                                              -----------------     -----------------
         Primary and Fully Diluted:                            1997       1996        1997      1996
                                                              -------    ------     ------     -------

         Weighted average common shares                       35,900     16,956     35,207     16,956
         Additional stock equivalents less 20% limitation
            on assumed repurchase                             16,122         --     16,122         --
                                                              ------     ------     ------     ------

                                                              52,022     16,956     51,329     16,956
                                                              ======     ======     ======     ======

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



3.       DISCONTINUED OPERATIONS


         Effective July 23, 1997, the Company completed the sale of substantially all of its Environmental Services Group by selling the stock of certain U.S. companies and certain Canadian assets for $24,000,000 (which approximates book value) made up of $8,000,000 in cash and interest bearing notes in the amount of $16,000,000. The notes will be paid to the Company as follows:

                           $8,000,000       due      7/23/98
                           $1,000,000       due      7/23/99
                           $7,000,000       due      7/23/99

         In addition, there is an option to purchase the stock of Republic Environmental Systems (Cleveland), Inc. that must be exercised by August 17, 1997. The option to purchase is subject to certain due diligence conditions. The related results of operations reflected as discontinued operations include the following (in thousands):


                                          Three Months Ended  Six Months Ended
                                             June 30, 1997      June 30, 1997
                                          ------------------  -----------------


          Revenues                              $  8,537           $ 16,088
                                                ========           ========

          Loss before taxes                     $   (125)          $   (915)
          Income tax expense (benefit)                54               (202)
                                                --------           --------

          Net loss                              $   (179)          $   (713)
                                                ========           ========

         Net assets of the discontinued operations at June 30, 1997 consist of (in thousands):


          Cash                                            $    755
          Accounts receivable, net                           6,481
          Property, plant and equipment, net                20,137
          Excess of cost over net assets of
             businesses acquired, net                        3,286
          Other assets                                       1,546
          Accounts payable                                  (2,755)
          Accrued environmental costs                       (2,736)
          Accrued expenses and other liabilities            (4,428)
                                                          --------
              TOTAL                                       $ 22,286
                                                          ========

4.       ACQUISITIONS

         During the second quarter 1997, the Company acquired 100% of the stock of Network Plus, Inc., Next Risk Management Inc., Connecticut Escrow Company, Marvel Consultants, Inc., Environmental Safety Systems, Inc. and ZA Business Services, Inc. and certain assets of Surety Associates Ltd. and Eric Group, Inc. for an aggregate of 1,785,645 shares of its common stock, warrants to purchase 90,000 shares of its common stock for prices ranging from $12.94 to $13.06 and cash of $9,397,000. These acquisitions have been accounted for by the purchase method of accounting.

                      INTERNATIONAL ALLIANCE SERVICES, INC.
                      -------------------------------------
                 ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 ----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         International Alliance Services, Inc. (the "Company") is a provider of integrated business services through its IASI Business Services Group, and of niche market insurance products through its IASI Insurance Services Group. The Business Services Group, formed in December 1996, provides a wide range of outsourced services to small and mid-size companies, including tax services, financial planning, benefits administration, retirement planning, workers' compensation administration, and professional employment placement. The Company markets its business, specialty insurance and bonding products throughout the United States.

         RESULTS OF OPERATIONS
         ---------------------

         For the three months ended June 30, 1997 and 1996, the Company reported income from continuing operations of $2,233,000 ($.06 per common share) and $771,000 ($.04 per common share), respectively. The $1.5 million increase in revenues for the three month period comes as a result of the dramatic growth that the Company has experienced since last year in both the Insurance Services and Business Services Groups. The largest component of the increase is primarily due to the increase in professional fees, increases in earned premiums, lower loss and loss adjustment expense development spread over higher premium production and the initial consolidation of the operations comprising the Business Services Group.

         For the six months ended June 30, 1997 and 1996, the Company reported income from continuing operations of $4,342,000 ($.11 per common share) and $1,426,000 ($.08 per common share), respectively. The $2.9 million increase in income from continuing operations for the six months ended June 30, 1997 over the same period 1996 is also attributable to increased earned premiums, lower loss and loss adjustment expense development spread over higher premium production, and the further consolidation of the operations comprising the Business Services Group.

         The aforementioned income from continuing operations excludes revenues and earnings from the Company's discontinued environmental services business substantially all of which was sold in July 1997.

         SEGMENT INFORMATION
         -------------------

         The following table presents revenues from the Company's continuing operations by segment for the three and six months ended June 30, 1997 and 1996 (in thousands):


                                                       Revenues
                                             Three Months Ended June 30,
                                             ---------------------------
                                       1997          %           1996         %
                                      -------     -------      -------     -------

         Insurance Services Group     $12,984          62%     $ 7,346         100%
         Business Services Group        8,104          38%          --          --
                                      -------     -------      -------     -------
                  TOTAL               $21,088         100%     $ 7,346         100%
                                      =======     =======      =======     =======

                                                       Revenues
                                               Six Months Ended June 30,
                                       1997           %        1996         %
                                      -------     -------      -------     -------

         Insurance Services Group     $24,368          65%     $16,666         100%
         Business Services Group       13,016          35%          --          --
                                      -------     -------      -------     -------
                  TOTAL               $37,384         100%     $16,666         100%
                                      =======     =======      =======     =======


Revenues from the Company's Insurance Services Group are comprised of the following (in thousands):


                                       Three Months Ended       Six  Months Ended
                                             June 30,                June 30,
                                       -------------------      -------------------
                                         1997        1996         1997        1996
                                       -------     -------      -------     -------

          Premiums earned               $8,355      $5,909      $16,421     $12,497
          Net investment income          1,311         805        2,628       1,629
          Net gain on investments        1,070         530        2,034         599
          Commission Income              2,207          71        3,182         116
          Other                             41          31          103       1,825
                                       -------     -------      -------     -------
                                       $12,984     $ 7,346      $24,368     $16,666
                                       =======     =======      =======     =======



INSURANCE SERVICES GROUP
------------------------

For the three months ended June 30, 1997, the Insurance Services Group reported an increase in premiums earned of $2,446,000 (41%) on an increase in net written premium of $2,643,000 (44%) to $8,640,000 over the prior year period. The favorable impact on earned premium was effected by net written premium written in the second half of 1996 as well as the continued growth in general liability coverages. However the increase was offset by the diversion of Contract Surety premium into the Gulf program referenced below, subject to new reinsurance arrangements which will direct premium from Gulf to the Insurance Services Group in future quarters. On a gross written basis, the Insurance Services Group reported an increase of $3,843,000 (44%) to $12,521,000 for the three months ended June 1997 over the prior year period. This increase is attributable to the growth in general liability premiums.

For the six months ended June 30, 1997, the Insurance Services Group reported increases in premiums earned of $3,924,000 (31%). Gross written premium totaled $23,870,000 at June 30, 1997 compared to $20,129,000 at June 30, 1996, for an increase of $3,741,000 (19%). On a net written basis, the Insurance Services Group reported an increase of $2,254,000 (15%) to $16,976,000 from $14,722,000.
These increases were effected by the same factors which impacted the quarter results.

For the three and six months ended June 30, 1997 commission income from the Insurance Services' agency operations increased by $2,136,000 and $3,066,000, respectively, to $2,207,000 and $3,182,000, respectively. The increase is attributable to the impact of a bond treaty with Gulf Insurance Company that culminated from the acquisition of certain assets of Midwest Indemnity Corporation in January 1997.

Investment income was $2.4 million and $4.7 million for the three and six months ended June 30, 1997, respectively, and includes approximately $1.1 million and $2.0 million of gains from the sale of equity securities for the respective three and six months periods. Investment income of approximately $1,156,000 and $2,277,000 for the three and six months ended June 30, 1997, respectively, was earned on investment assets totaling $71,977,000 as of June 30, 1997. The annualized return on invested assets was approximately 6.3%.

Other income increased by $10,000 for the three months ended June 30, 1997 from June 30, 1996. For the six months ended June 30, 1997 other income decreased by $1,722,000 due in large part to non-recurring income from the American Sentinel transaction recorded in the first quarter 1996.

BUSINESS SERVICES GROUP
-----------------------

For the quarter ended June 30, 1997, the Business Services Group reported revenues of $8.1 million consisting primarily of professional fees and commissions earned. For the six months ended June 30, 1997, the Business Services Group reported revenues of $13.0 million, which also consists primarily of professional fees and commissions earned.

A significant portion of the revenues generated by the Business Services Group are attributable to SMR & Co. Business Services which have been consolidated for the entire six month period of 1997. Four months of revenues for M&N Risk Management, M&N Enterprises, Inc., MFC, Inc., (collectively the M&N Companies), The Benefits

Group Agency, Inc., TBG South Agency, Inc. and TBG Investment Advisors Agency, Inc. (collectively TBG) and five months of revenue for Midland Consultants, Inc. have been included in the Business Services Group's totals for 1997. Marvel, Next Risk and ERIC were all merged into the Business Services Group during the second quarter. These results are included in the Company's results of operations for the six months ended June 30, 1997, which reflects revenues from the date of acquisition of each of those companies. Z-A Business Services, Inc., which was acquired on June 30, 1997, was only included in the Company's consolidated balance sheet for this period.

EXPENSES
--------

Total expenses increased $12 million to $18.1 million for the quarter ended June 30, 1997, from $6.1 million for the same period in 1996 and are primarily attributable to the increase in operating expenses reflecting the impact of general corporate expenses, the initial consolidation of the Business Services Group and the acquisitions made by the Insurance Services Group.

Total expenses increased $16.9 million to $31.3 million for the six months ended June 30, 1997 from $14.4 million for the six months ended June 30, 1996. Such increase is primarily due to the increase in operating expenses which reflects the impact from the initial consolidation of the Company's Business Services Group and acquisitions made by the Insurance Services Group.

Loss and loss adjustment expense decreased as a percentage for the three months ended June 30, 1997 and 1996 and represents 55% and 66%, respectively. For the comparable six month period ended June 30, 1997 and 1996, such expenses represent 57% and 68%, respectively. The Company reported increases in loss and loss adjustment expense for the three and six months ended June 30, 1997 over the comparable 1996 periods of $693,000 and $952,000, respectively. Such increases are attributable to the increased premium volume for liability coverages over last year.

Policy acquisition costs increased $1,454,000 from $1,660,000 for the three months ended June 30,1996 to $3,114,000 at June 30, 1997 and $1,938,000 from
$3,407,000 for the six months ended June 30, 1996 to $5,345,000 at June 30, 1997. These increases correspond directly to the increase in premium volume. For the three months ended June 30, 1997 and 1996, such costs represent approximately 36% and 28% of premium written. For the six months ended June 30, 1997 and 1996, policy acquisition costs represent 32% and 23%, respectively.

INCOME TAXES
------------

The Company recorded an income tax provision of $798,000 and $1,750,000 for the three and six months ended June 30, 1997, respectively, reflecting an estimated effective tax rate of approximately 26% and 29%, respectively. As the Business Services Group earnings continue to become a larger portion of the Company's earnings the effective tax rate will increase.

DISCONTINUED OPERATIONS
-----------------------

In February 1997, the Company signed a non-binding letter of intent and confidentiality agreement to sell the Company's environmental services operations. Consummation of the transaction occurred in July 1997. The Company reported a loss from operations related to its discontinued environmental services business of $179,000, net of a tax provision of $54,000, on revenues of $8,537,000 for the three months ended June 30, 1997. The loss from discontinued operations for the six months ended June 30, 1997 was $713,000, net of a tax benefit of $202,000 on revenues of $16,088,000. Such quarterly operating loss is typical for this business due to seasonality.

OTHER
-----

The Company's 1997 consolidated condensed balance sheet includes an increase in excess of cost over net assets of businesses acquired of $35.4 million from $6.0 million to $41.4 million, which relates directly to the acquisitions made during the six months ended June 30, 1997. As a result of the nature of the assets and liabilities acquired there are no material identifiable intangible assets or liabilities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company generated $9,792,000 and $2,751,000 in cash through operating activities for the six months ended June 30, 1997 and 1996, respectively. The increase in cash flow is due to increased profits, funds realized through investment transactions and loss reserves on an increasing volume of liability coverages, which have slower payout patterns than property coverages. In addition, cash from operating activities increased over the prior period due to profits recognized from the initial consolidation of its Business Services Group. Further, the Company raised $5.2 million through a private placement in April 1997. The Company has made certain business acquisitions utilizing $16.5 million in cash financed, in part, through internal cash flow operations and cash on hand. At June 30, 1997 and 1996, the Company had cash and investments, excluding mortgage loans of $96.3 million and $61.9 million, respectively. Management believes the Company currently has sufficient cash, investments, and lines of credit to fund current operations and expansion thereof.

                         ------------------------------


Statements included in the Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The amount of the charges to discontinued operation with respect to the Company's environmental services business will depend on a number of factors, including the outcome of any related negotiations and final determination of the net realizable values of assets to be sold or transferred. In addition, the Company's Annual Report on Form 10-K contain certain other detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company.

                           PART II - OTHER INFORMATION
                           ---------------------------

                          ITEM 2 - CHANGES IN SECURITIES
                          ------------------------------



(c)      Issuances of unregistered shares during the three months ended
         June 30, 1997:

All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On April 1, 1997, in connection with the acquisition of Next Risk Management, Inc., the Company paid $238,000 in cash and issued 112,174 shares of Common Stock and warrants to purchase an additional 65,000 shares of Common Stock at $13.06 per share in exchange for all the outstanding shares of capital stock of Next Risk Management, Inc.

On April 1, 1997, in connection with the acquisition of Connecticut Escrow Company, the Company paid $150,000 in cash and issued 28,986 shares of Common Stock and warrants to purchase an additional 25,000 shares of Common Stock at $12.94 in exchange for all the outstanding shares of capital stock of Connecticut Escrow Company.

On April 1, 1997, in connection with the acquisition of Surety Associates, Ltd., the Company issued 23,188 shares of Common Stock in exchange for certain assets of Surety Associates, Ltd.

On April 2, 1997, in connection with the acquisition of Network Plus, Inc., the Company issued 90,100 shares of Common Stock in exchange for all the outstanding shares of capital stock of Network Plus, Inc.

On May 30, 1997, in connection with the acquisition of Marvel Consultants, Inc., the Company paid $800,000 in cash and issued 129,025 shares of Common Stock in exchange for all the outstanding shares of capital stock of Marvel Consultants, Inc.

On June 16, 1997, in connection with the acquisition of Environmental Safety Systems, Inc., the Company paid $800,000 in cash and issued 480,000 shares of Common Stock for all the outstanding shares of Environmental Safety Systems, Inc.

On June 30, 1997, in connection with the acquisition of ZA Business Services, Inc., the Company paid approximately $6.2 million in cash and issued 922,172 shares of Common Stock for all the outstanding shares of Zelenkofske-Axelrod & Co., Ltd.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

At the Company's Annual Meeting of Shareholders held on May 6, 1997, the following matters were submitted to a vote of stockholders:

1) The election of the following individuals to the Board of Directors to serve until the 2000 Annual Meeting of Shareholders.

                                 Shares For              Shares Withheld
                                 ----------              ---------------

      Michael G. DeGroote        28,140,669                 23,986
      Harve A. Ferrill           28,138,399                 26,256


2)    The approval of 1996 Employee Stock Option Plan.

      Shares For                 Shares Against          Shares Abstained
      ----------                 --------------          ----------------

      25,390,337                 105,088                     52,259


3)    The approval of the Agent's 1997 Stock Option plan.

      Shares For                 Shares Against          Shares Abstained
      ----------                 --------------          ----------------

      25,363,300                 127,471                    56,913

4) The approval of the grant of options to three non-employee directors to purchase 50,000 shares of Common Stock of the Company.

      Shares For                 Shares Against          Shares Abstained
      ----------                 --------------          ----------------

      24,920,973                 171,894                    39,956

5) The approval of the appointment of KPMG Peat Marwick LLP as independent accounts for fiscal year 1997.

      Shares For                 Shares Against          Shares Abstained
      ----------                 --------------          ----------------

      28,134,328                 9,940                      20,387

6) Upon such other business as may properly come before said meeting, or any adjournment thereof.

      Shares For                 Shares Against          Shares Abstained
      ----------                 --------------          ----------------

      27,938,292                 145,167                    81,196

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
                    -----------------------------------------




   (a)       Exhibits

      2.1 Asset Purchase Agreement, dated as of July 7, 1997, by and among Republic Environmental Systems (Fort Erie) Ltd., Republic Environment Systems (Brantford) Ltd., Republic Environmental Systems (Pickering) Ltd., Philip Enterprises Inc. and Republic Environmental Systems, Inc. (filed as
                  Exhibit 2.1 to the Company's Report on Form 8-K dated July 23, 1997 and incorporated herein by reference).

      2.2 Share Purchase Agreement, dated as of July 13, 1997, by and among Philip Environmental (Delaware), Inc., Republic Environmental Systems, Inc., Republic Environmental Recycling, Inc., Republic Environmental Systems (Technical Services Group), Inc. Republic Environmental Systems (Pennsylvania), Inc., Republic Environmental Systems (Transportation Group), Inc. and Chem-Freight, Inc. (filed as Exhibit 2.2 to the Company's Report on Form 8-K dated July 23, 1997 and incorporated herein by reference).

      27.1   FINANCIAL DATA SCHEDULE

   (b)       Report on Form 8-K


      (1) The Company's Current Report on Form 8-K dated July 23, 1997, reporting the sale of substantially all of the Company's assets of the liquid and solid hazardous and non-hazardous waste treatment, storage, disposal and transportation business.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     International Alliance Services, Inc.
                                     -------------------------------------
                                                (Registrant)






Date:   August 14, 1997          By: /s/ GREGORY J. SKODA
        ---------------              --------------------
                                     Gregory J. Skoda
                                     Chief Financial Officer

                      INTERNATIONAL ALLIANCE SERVICES, INC.
                      -------------------------------------
                                  EXHIBIT INDEX
                                  -------------


             Exhibit Number:                                          Page No.



       (27)  Financial Data Schedule (SEC only)  . . . . . . . . . . .  17-18