Form 10-Q
period 1997-09-30
INTERNATIONAL ALLIANCE SERVICES INC
filed 1997-11-14
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

      (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1997
                               ------------------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  Not Applicable  to
                               -----------------  -----------------------------

Commission file number              0-25890
                       --------------------------------------------------------

                      International Alliance Services, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                 22-2769024
---------------------------------         -------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


10055 Sweet Valley Drive, Valley View, Ohio                           44125
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)


(Registrant's Telephone Number, Including Area Code)         216-447-9000
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

                                                   Yes  X     No
                                                      ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                          Outstanding At
         Class of Common Stock                          November  6, 1997
         ---------------------                         ------------------

         Par value $.01 per share                           40,058,481
                                                           -----------

Exhibit Index is on page 15 of this report.

                               Page 1 of 121 Pages

                      INTERNATIONAL ALLIANCE SERVICE, INC.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION:                                                         Page

          Item 1 - Financial Statements

                   Consolidated Condensed Balance Sheets -
                       September 30, 1997 and December 31, 1996                            3

                   Consolidated Condensed Statements of Income -
                       Three and Nine Months Ended September 30, 1997 and 1996             4

                   Consolidated Condensed Statements of Cash Flow -
                       Nine Months Ended September 30, 1997 and 1996                       5

                   Notes to the Consolidated Condensed Financial Statements               6-7

          Item 2 - Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                       8-11

PART II.  OTHER INFORMATION

          Item 2 - Changes in Securities                                                  12

          Item 6 - Exhibits and Reports on Form 8-K                                       13

          Signatures                                                                      14

          Exhibit Index                                                                   15


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                                      SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                      -----------   ------------
                                                       (unaudited)   (audited)

                                    ASSETS

Investments:
  Fixed maturities held to maturity,
   at amortized cost                                       $ 15,091   $ 15,481
  Securities available for sale, at fair value:
    Fixed maturities                                         46,520     35,471
    Equity securities                                         8,158      9,213
Mortgage loans                                                3,684      3,685
Short-term investments                                        4,444      4,799
                                                           --------   --------
Total investments                                            77,897     68,649

Cash and cash equivalents                                    21,170     39,874
Accounts receivable, less allowance
  for doubtful accounts of $1,113 and
   $284, respectively                                        29,299      7,610
Excess of cost over net assets of business
  acquired, net of accumulated amortization
   of $706 and $33, respectively                             55,397      6,048
Net assets held for disposal                                     --     22,999
Notes Receivable                                             16,151         --
Other assets                                                 40,654     22,150
                                                           --------   --------
TOTAL ASSETS                                               $240,568   $167,330
                                                           ========   ========

                                    LIABILITIES

Losses and loss expenses payable                           $ 49,272   $ 41,099
Unearned premiums                                            26,772     18,637
Notes payable and capitalized leases                          5,196      3,211
Income taxes                                                  7,242      1,994
Accrued expenses                                              9,818      5,355
Other liabilities                                            16,630      5,712
                                                           --------   --------
TOTAL LIABILITIES                                           114,930     76,008
                                                           --------   --------

                                    SHAREHOLDERS' EQUITY

Common stock                                                    394        338
Additional paid-in capital                                  109,544     80,446
Retained earnings                                            13,927      6,842
Net unrealized appreciation of investments
  (net of tax)                                                1,773      3,696
                                                           --------   --------
TOTAL SHAREHOLDERS' EQUITY                                  125,638     91,322
                                                           --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $240,568   $167,330
                                                           ========   ========


See the accompanying notes to the Consolidated Condensed Financial Statements.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)



                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER  30,         SEPTEMBER  30,
                                                  ---------------------------------------------
                                                    1997        1996         1997        1996
                                                  ---------   ---------    ---------   ---------
Revenues:
Business Services Fees and Commissions              $ 15,550   $    807   $ 33,482     $  1,426
Specialty Insurance Services:
  Premiums earned                                     10,371      7,110     26,791       19,607
  Net investment income                                  507        894      3,135        2,523
  Net realized gain on investments                       992        499      3,026        1,098
  Other income                                            54         79        157        1,401
                                                     --------   --------    --------   --------
      Total revenues                                  27,474      9,389     66,591       26,055


Expenses:
   Operating expenses                                 11,259         78     26,561        1,281
   Loss and loss adjustment expenses                   6,193      4,421     15,616       12,892
   Policy acquisition expenses                         2,741      2,016      7,082        5,423
   General and Administrative expenses                 1,227         --      2,852           --
     Depreciation and amortization expenses              416        172      1,372          255
     Other expenses (income), net                        (97)     1,308      1,820        2,508
                                                     --------   -------     ------      -------
       Total expenses                                 21,739      7,995     55,303       22,359
                                                     --------   -------     ------      -------

Income from continuing operations before
   interest income and income tax expense              5,735      1,394     11,288        3,696

Interest income (expense), net of Specialty
   Insurance Services                                    331         --        870           --
                                                     --------   -------     ------      -------
Income from continuing operations before
   income tax expense                                  6,066      1,394     12,158        3,696

Income tax expense                                     2,651        555      4,401        1,431
                                                     --------   -------     ------      -------


Income from continuing operations                      3,415        839      7,757        2,265
Income (loss) from discontinued operations                50         --       (663)
                                                     --------   -------     ------      -------


Net income                                          $  3,465   $    839   $  7,094     $  2,265
                                                    ========   ========    ========    ========

Earnings per common and common share equivalents:

   Primary and fully diluted:
      Income from continuing operations              $    .08   $    .04    $    .18   $    .12
      Loss from discontinued operations                    --         --       (.01)         --
                                                      --------    --------   --------  --------
      Net income per share                           $    .08   $    .04    $    .17   $    .12
                                                     ========   ========    ========   ========
Weighted average common and common share
   equivalents, primary and fully diluted:             54,944     16,956     52,931      16,956
                                                     ========   ========    ========   ========


See the accompanying notes to the Consolidated Condensed Financial Statements.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                           1997         1996
                                                                          --------    --------
                                                                               (unaudited)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $  4,795    $  9,231

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of fixed maturities, held to maturity                             (209)         --
   Purchases of fixed maturities, available for sale                       (13,572)    (10,582)
   Purchase of equity securities                                            (2,714)     (2,227)
   Redemption of fixed maturities, held to maturity                            600          --
   Sale of fixed maturities, available for sale                              2,644       7,909
   Sale of equity securities                                                 1,033         461
   Principal receipts on mortgage loans                                          1         782
   Change in short-term investments                                            355      (3,473)
   Change in long-term investments                                              --          90
   Business acquisitions, net of cash acquired                             (20,030)         --
   Sale of environmental services business                                   5,380          --
   Acquisition of property and equipment                                    (1,054)       (129)
                                                                          --------    --------
      Net cash used in investing activities                                (27,566)     (7,169)
                                                                          --------    --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                        1,931          --
   Repayment of debt                                                        (4,278)        (33)
   Proceeds from stock issuances                                             6,414          --
   Pre-merger dividends paid to parent                                          --      (1,750)
   Pre-merger capital contribution                                              --         446
                                                                          --------    --------
   Net cash provided by (used in) financing activities                       4,067      (1,337)
                                                                          --------    --------

Net (decrease) increase in cash and cash equivalents                       (18,704)        725
Cash and cash equivalents at beginning of period                            39,874       2,694
                                                                          --------    --------

Total cash and cash equivalents at end of period                          $ 21,170    $  3,419
                                                                          ========    ========


SUPPLEMENTAL CASH FLOW DATA

    Non cash amounts included in cash provided by operating activities:
        Excess of cost over net assets acquired                           $ 23,645    $     --
        Depreciation and amortization                                        8,454       1,985



See the accompanying notes to the Consolidated Condensed Financial Statements.

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       GENERAL

         In the opinion of management of International Alliance Services, Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996 and the results of its operations and cash flows for the periods ended September 30, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The 1996 consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2.       CALCULATION OF EARNINGS PER COMMON AND COMMON SHARE EQUIVALENTS

         Income from continuing operations for the three and nine months ended September 30, 1997 was adjusted to reflect the effect of all interest savings and benefits and the related tax effects under the modified treasury stock method. The computation of fully diluted earnings per share under the modified treasury stock method resulted in no reportable dilution for the periods ended September 30, 1997. Modifications to income were not required for the periods ended September 30, 1996.

                                                                      Three Months Ended                  Nine Months Ended
                                                                      September 30, 1997                  September 30, 1997
                                                                 ---------------------------         ---------------------------
                                                                  Primary and Fully Diluted          Primary  and Fully Diluted
                                                                 ---------------------------         ---------------------------
                                                                       (in thousands)                     (in thousands)

         Income from continuing operations                                $ 3,415                           $ 7,757
         Interest expense reduction net of tax                                 79                               196
         Interest income net of tax                                           690                             1,734
                                                                          -------                           -------
         Adjusted income from continuing operations                         4,184                             9,687

         Income (loss) from discontinued operations                            50                              (663)
                                                                          -------                           -------

         Adjusted net income                                              $ 4,234                           $ 9,024
                                                                          =======                           =======

         The Company computed earnings per common and common share equivalents under the modified treasury stock method as follows (in thousands):


                                                                    Three Months                    Nine Months
                                                                 Ended September 30,           Ended  September 30,
                                                                 ------------------            --------------------
                                                                 1997         1996              1997        1996
                                                                 ----         ----              ----        ----

         Primary and Fully Diluted:

         Weighted average common shares                           38,281   16,956                36,268    16,956
         Additional stock equivalents less 20% limitation
          on assumed repurchase                                   16,663       --                16,663        --
                                                                  ------   ------                ------     -----

                                                                  54,944   16,956                52,931    16,956
                                                                  ======   ======                ======    ======

             INTERNATIONAL ALLIANCE SERVICES, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3.       DISCONTINUED OPERATIONS

         The Company sold the majority of its environmental services business for cash of $8,000,000 and interest bearing notes of $16 million.
         The remaining environmental operations of the Company were sold in September 1997. Taken together, these transactions for cash and notes approximated the net book value of the assets sold. The Company's contingent liability is limited to $1.5 million in connection with such divestitures. Management does not believe the Company will experience a loss in connection with such contingencies.

         The related results of operations reflected as discontinued operations include the following (in thousands):

                                             Three Months Ended    Nine Months Ended
                                             September 30, 1997    September  30, 1997
                                             ------------------    -------------------


Revenues                                          $  2,697             $ 18,785
                                                  ========             ========

Loss before taxes                                 $     63             $    979
Income tax  (benefit)                                 (113)                (316)
                                                  --------             --------

Net income (loss)                                 $     50             $   (663)
                                                  ========             ========


4.       ACQUISITIONS

         During the third quarter 1997, the Company acquired 100% of the stock of St. James General Agency, Inc., Business Management Services, Inc., BMS Employee Benefits, Inc. ( collectively "BMS"), Valuation Counselors Group, Inc., and certain of the business and assets in relation to the Managed Care Workers' Compensation business of Anthem Insurance Companies, Inc. for an aggregate of 1,601,553 shares of its common stock and cash of $8,361,000. These acquisitions have been accounted for by the purchase method of accounting except for BMS which has been accounted for under the pooling-of-interests method and is considered an immaterial pooling transaction.

                      INTERNATIONAL ALLIANCE SERVICES, INC.
                      -------------------------------------
                 ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 ----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         International Alliance Services, Inc. ("the Company") is a leading provider of outsourced business services, including specialty insurance services, to small and medium sized companies throughout the United States. The Company provides integrated services in the following areas: accounting systems, advisory and tax, employee benefits design and administration, human resources, information technology systems, payroll, specialty insurance, valuation, and workers' compensation.

         RESULTS OF OPERATIONS
         ---------------------

         For the three months ended September 30, 1997 and 1996, the Company reported income from continuing operations of $3.4 million ($.08 per common share) and $0.8 million ($.04 per common share), respectively. Revenues increased $18.1 million for the three month period. The increase comes as a result of the dramatic growth that the Company has experienced since last year in outsourced Business Services and Specialty Insurance Services. The larger components of the increase are due to the commissions earned, fees earned by business acquisitions made in 1997, increases in earned premiums, and lower loss and loss adjustment expense development spread over higher premium production.

         For the nine months ended September 30, 1997 and 1996, the Company reported income from continuing operations of $7.8 million ($.18 per common share) and $2.3 million ($.12 per common share), respectively. The increase in revenues of $40.5 million for the nine months ended September 30, 1997 over the same period 1996 is also attributable to the above factors.

         The aforementioned income from continuing operations excludes revenues and earnings from the Company's discontinued environmental services business which was sold in the third quarter 1997.

         REVENUES
         --------

         Business services fees and commissions increased to $ 15.5 million and $ 33.5 million for the three and nine months ended September 30, 1997, respectively from $0.8 million and $ 1.4 million for the comparable periods in 1996, respectively. The increases were primarily attributable to the acquisitions completed after the periods ended September 30, 1996. Due to the majority of the acquisitions having been accounted for under the purchase method, the Company's consolidated financial statements give effect to such acquisitions only after their respective acquisition dates.

         Business Services revenues consist primarily of fees and commissions received in exchange for providing outsourced business services. There is an element of seasonality, which effects the workers' compensation administration, and accounting systems, advisory and tax services. In addition, the Company reclassified certain revenues and expenses from insurance agencies to Business Services revenue and expenses. Specialty Insurance revenues and expenses include the results of all regulated insurance operations owned by the Company.

Premiums earned increased to $10.4 million for the three months ended September 30, 1997 from 7.1 million for the comparable 1996 period representing an increase of $3.3 million, or 46%. Gross written premiums increased to $22.6 million for the three months ended September 30, 1997 from $11.7 million for the comparable 1996 period representing an increase of $10.9 million, or 93%. Net written premiums increased to $13.2 million for the three months ended September 30, 1997 from $8.3 million for the comparable 1996 period, representing an increase of $4.9 million, or 59%. These increases are attributable to the growth in general liability premiums.

Premiums earned increased to $26.8 million for the nine month period ended September 30, 1997 from $19.6 million for the comparable period in 1996, representing an increase of $7.2 million, or 37%. Gross written premiums increased to $46.5 million for the nine month period ended September 30, 1997 from $31.9 million for the comparable period in 1996, representing an increase of $14.6 million, or 46%. Net written premiums increased to $30.2 million for the nine month period ended September 30, 1997 compared to $23.1 million for the comparable period in 1996, representing an increase of $7.1 million, or 31%. These increases were primarily attributable to the growth in general liability premiums.

Net investment income decreased to $0.5 million from $0.9 million for the three months ended September 30, 1997 and 1996, representing a decrease of $0.4 million. Net investment income increased $3.1 million from $2.6 million for the nine months ended September 30, 1997 and 1996, representing an increase of $0.5 million. This increase is attributable to an increase in the annualized return on investments to approximately 5.7% for the nine month period ended September 30, 1997 from 5.3% for the comparable period in 1996 and to an increase in the average investments outstanding to $77 million for the nine month period ended September 30, 1997 from $64 million for the comparable period in 1996.

Net realized gain on investments increased to $1.0 million and $3.1 million for the three and nine month periods ended September 30, 1997 from $0.5 million and $1.1 million for the comparable periods in 1996, representing increases of $0.5 million and $2.0 million respectively, or 100% and 182% respectively. This increase was primarily due to increased sales of equity securities.

Other income decreased to $ 54,000 and $.1 million for the three and nine months ended September 30, 1997 from $79,000 and $1.4 million, respectively over comparable 1996 periods, representing a decrease of $25,000 and $1.3 million, respectively. For the nine months ended September 30, 1997 the decrease is due in large part to non-recurring income realized in the three month period ended March 31, 1996.

EXPENSES
--------

Total expenses were $21.7 million and $55.3 million for the three and nine months ended September 30, 1997, respectively, compared to $8.0 million and $22.4 million for the comparable periods in 1996, representing increases of $13.7 million and $32.9 million, respectively. These increases reflect the Company's acquisitions made in 1997. As a percentage of revenues, total expenses represent 79% and 83% for the three and nine months ended September 30, 1997, respectively, and 83% and 86% for the comparable 1996 periods. The decrease in percentage is due mainly to the spread of total expenses over higher revenues.

Operating expenses for the three and nine month periods ended September 30, 1997 increased $11.3 million and $26.6 million, respectively over prior year periods. As a percentage of total revenues, operating expenses represent 41% and 40% for the three and nine months ended September 30, 1997, respectively, and 1% and 5% for the comparable 1996 periods. Such expenses consist primarily of personnel and occupancy costs and the related increases in these expenses are due to the acquisitions made in 1997.


Loss and loss adjustment expense increased to $6.2 million and $15.6 million for the three and nine months ended September 30, 1997 from $4.4 million and $12.9 million for the comparable 1996 periods, representing increases of $1.8 million (41%) and $2.7 million (21%), respectively. Such increases are attributable to the increased premium volume for liability coverage over last year. Loss and loss adjustment expense decreased as a percentage of premiums earned for the three months ended September 30, 1997 and 1996 and represents 60% and 62%, respectively. For the comparable nine month period ended September 30, 1997 and 1996, such expenses represent 58% and 66%, respectively. Such decrease was the result of claims from prior years that were settled and paid in 1996 for higher than expected amounts that are not present in 1997.

Policy acquisition expenses increased to $2.7 million from $2.0 million for the three months ended September 30,1997 over the comparable 1996, representing an increase of $.7 million. For the nine months ended September 30, 1997, policy acquisition expenses increased to $7.1 million from $5.4 million over the comparable 1996 period, representing an increase of $1.7 million. These increases correspond directly to the increase in premium volume. For the three months ended September 30, 1997 and 1996, policy acquisition expenses represent approximately 20% and 24% of net premiums written. For the nine months ended September 30, 1997 and 1996, policy acquisition costs represent 23% of net premiums written. The decrease in percentage for the three months ended September 30, 1997 and 1996 is due to the spread of policy acquisition expenses over higher premiums earned and the one-time impact of recording the acquisition of the workers' compensation line exclusive of policy acquisition expenses.

General and administrative expenses increased to $1.2 million and $2.8 million for the three and nine month periods ended September 30, 1997 from zero for the comparable periods in 1996, respectively. Such increases were attributable to the creation of a corporate function in the fourth quarter of 1996 that did not exist prior to the reverse merger. General and administrative expenses represented 4% of total revenues for the three and nine month periods ended September 30, 1997, respectively.

Depreciation and amortization expense increased to $0.4 million and $1.4 million for the three and nine month periods ended September 30, 1997 from $0.2 million and 0.3 million for the comparable periods in 1996, respectively, representing an increase of $0.2 million and $1.1 million. The increases are the result of the increase of goodwill amortization resulting from the 23 acquisitions completed by the Company since September 30, 1996. As a percentage of total revenues, depreciation and amortization expense increased to 1% and 2% for the three and nine month periods ended September 30, 1997 from 2% and 1% for the comparable periods in 1996.

Other expenses decreased to $(0.1) million and $1.8 million for the three and nine month periods ended September 30, 1997 from $1.3 million and $2.5 million for the comparable periods in 1996, respectively, representing a decrease of $1.4 million and $0.7 million, respectively. Such decreases were primarily attributable to the return of certain ceding commissions, which are calculated based on historical experience in relation to certain reinsurance contracts. The inclusion of the return of ceding commissions as an other expense item conforms to insurance industry standards. As a percentage of net written premiums, other expenses decreased to (1)% and 6% for the three and nine month periods ended September 30, 1997 from 16% and 11% for the comparable periods in 1996. Such decreases reflect the positive impact of the ceding commission.

NET INTEREST INCOME (EXPENSE)
-----------------------------

Net interest income increased to $0.3 million and $0.9 million for the three and nine months ended September 30, 1997 from zero over the comparable 1996 periods. Such increase was attributable to interest earned on cash and cash equivalent balances relating to the Company's non-insurance entities acquired or established after September 30, 1996.

INCOME TAXES
------------

Income tax expense increased to $2.7 million and $4.4 million for the three and nine months ended September 30, 1997 from $0.6 million and $1.4 million over the comparable 1996 periods, respectively. The estimated effective tax rate for the three and nine months ended September 30, 1997 was approximately 44% and 36%. The effective tax rate for the nine months ended September 30, 1996 was approximately 38%. The changes in the effective tax rates relate to quarterly timing differences within Specialty Insurance Services.

DISCONTINUED OPERATIONS
-----------------------

The Company sold its environmental services operations in the third quarter 1997. The Company reported income from operations related to its discontinued environmental services business of $50,000 net of a tax benefit of $113,000 on revenues of $2,697,000 for the three months ended September 30, 1997. The loss from discontinued operations for the nine months ended September 30, 1997 was $663,000, net of a tax benefit of $316,000 on revenues of $18.8 million.

OTHER
-----

The Company's 1997 consolidated condensed balance sheet includes an increase in excess of cost over net assets of businesses acquired of $49.4 million from $6.0 million to $55.4 million, which relates directly to the acquisitions made during the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company generated $4.8 million and $9.2 million in cash through operating activities for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash flows is due to the change in assets and liabilities of new subsidiaries on a post-acquisition basis.

Cash used in investing activities was $27.6 million for the nine months ended September 30, 1997 and was attributable to acquisitions of fixed maturity investments and cash of $20.1 million used for business acquisitions, net of cash acquired. Cash used in investing activities for the nine months ended September 30, 1996 was $7.2 million and was mainly due to purchase of fixed maturity investments. Capital expenditures amounted to $1.1 million and $0.1 million for the nine months ended September 30, 1997 and 1996 and related primarily to the purchase of office equipment including computer hardware and software.

Cash provided by financing activities was $4.1 million for the nine months ended September 30, 1997 and cash used by financing activities was $1.3 million for the nine months ended September 30, 1996. Cash used for the nine months ended September 30, 1996 was attributable to dividends paid to a former parent company net of capital contributions. Cash provided by financing activities for the nine months ended September 30, 1997 was primarily attributable to $5.3 million from the issuance of 616,611 shares of stock in a private placement and $1.1 million from the exercise of 367,092 options and warrants to purchase of the Company's stock and $2 million in proceeds from certain debt, offset in part by $4.3 million of repayment for debt obligation.

In October 1997 the Company obtained a $50 million credit facility. With the availability of unused credit under the new credit facility and cash and investments, (not including certain Specialty Insurance Service mortgage loans) of $95.4 million at September 30, 1997, the Company believes that sufficient liquidity is available to fund current operations, expansion and acquisitions.

                         ------------------------------


Statements included in the Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The amount of the charges to discontinued operation with respect to the Company's environmental services business will depend on a number of factors, including the outcome of any related negotiations and final determination of the net realizable values of assets to be sold or transferred. In addition, the Company's Annual Report on Form 10-K contains certain other detailed factors that could cause the Company's actual results to differ materially from forward-looking statements made by the Company.

                           PART II - OTHER INFORMATION
                           ---------------------------

                          ITEM 2 -CHANGES IN SECURITIES
                          -----------------------------

(c) Issuances of unregistered shares during the three months ended September 30, 1997:

All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On July 1, 1997, in connection with the acquisition of St. James General Agency, Inc., the Company paid $815,850 in cash and issued 98,510 shares of Common Stock in exchange for all the outstanding shares of St. James General Agency, Inc.

On August 1, 1997, in connection with the acquisition of Business Management Services, Inc. and BMS Employee Benefits, Inc., the Company issued 548,846 shares of Common Stock in exchange for all the outstanding shares of capital stock of Business Management Services, Inc. and BMS Employee Benefits, Inc.

On August 1, 1997, in connection with the acquisition of the managed care workers' compensation business of Anthem Insurance Companies, Inc., the Company will be paid $795,000 in cash, of which $312,000 was paid at closing and $483,000 that will be paid in four quarterly installments to former shareholders, and issued 90,000 shares of Common Stock in exchange for certain of the business assets related to the managed care workers' compensation business.

On September 30, 1997, in connection with the acquisition of Valuation Counselors Group, Inc., the Company paid $6,750,000 in cash and issued 864,197 shares of Common Stock in exchange for all the outstanding capital stock of Valuation Counselors Group, Inc.

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
                    -----------------------------------------

   (a)       Exhibits

    10.1 Credit Agreement, dated as of October 3, 1997, by and among International Alliance Services, Inc., Bank of America Trust & Savings Association, as agent, and other financial institutions party thereto.

    27.1          FINANCIAL DATA SCHEDULE

      (1) The Company's Current Report on Form 8-K/A, filed on October 3, 1997, amending the Form 8-K, dated July 23, 1997, reporting the sale of substantially all of the Company's assets of the liquid and solid hazardous and non-hazardous waste treatment, storage, disposal and transportation business.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        International Alliance Services, Inc.
                                        -------------------------------------
                                                    (Registrant)



Date:    November 14, 1997         By:  /s/ GREGORY J. SKODA
        -------------------             ---------------------------------
                                        Gregory J. Skoda
                                        Executive Vice President and
                                        Chief Financial Officer


                      INTERNATIONAL ALLIANCE SERVICES, INC.
                      -------------------------------------

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number:                                                                                  Page No.
---------------
10.1  Credit Agreement, dated as of October 3, 1997, by and among
      International Alliance Services, Inc., Bank of America Trust & Savings
      Association, as agent, and other financial institutions . . . . . . . . . . . . . . . .  .  16-120

(27)  Financial Data Schedule (SEC only) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     121

