Form 10-K
period 1997-12-31
CENTURY BUSINESS SERVICES INC
filed 1998-02-18
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 0-25890

                        CENTURY BUSINESS SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                            22-2769024
---------------------------------   -----------------------------------
   (STATE OR OTHER JURISDICTION                (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

      10055 SWEET VALLEY DRIVE
           VALLEY VIEW, OHIO                          44125
----------------------------------------   ----------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $371,104,081 as of February 13, 1998. The number of outstanding shares of the Registrant's common stock is 47,406,738 shares as of February 13, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant's Definitive Proxy Statement relative to the 1998 Annual Meeting of Stockholders.

Part IV  Portions of previously filed reports and registration statements.

                        CENTURY BUSINESS SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

PART I
  Items 1 and 2.  Business and Properties................................................     3
  Item 3.         Legal Proceedings......................................................    12
  Item 4.         Submission of Matters to a Vote of Security Holders....................    12

PART II
  Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters...    17
  Item 6.         Selected Financial Data................................................    17
  Item 7.         Management's Discussion and Analysis of Financial Condition and Results
                    of Operations........................................................    19
  Item 7A.        Quantitative and Qualitative Information About Market Risk.............    26
  Item 8.         Financial Statements and Supplementary Data............................    26
  Item 9.         Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure.................................................    26

PART III
  Item 10.        Directors and Executive Officers of the Registrant.....................    26
  Item 11.        Executive Compensation.................................................    26
  Item 12.        Security Ownership of Certain Beneficial Owners and Management.........    26
  Item 13.        Certain Relationships and Related Transactions.........................    27

PART IV
  Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K........    27

THE FOLLOWING TEXT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE MORE DETAILED INFORMATION AND CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (INCLUDING THE NOTES THERETO) APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K ("ANNUAL REPORT"). UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES IN THIS ANNUAL REPORT TO "CENTURY" OR THE "COMPANY" SHALL MEAN CENTURY BUSINESS SERVICES, INC., A DELAWARE CORPORATION, AND ITS OPERATING SUBSIDIARIES.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

OVERVIEW

     Century is a diversified services company which, acting through its subsidiaries, provides outsourced business services, including specialty insurance services, to small and medium sized commercial enterprises throughout the United States.

     The Company provides integrated services in the following areas: accounting systems, advisory and tax; employee benefits design and administration; human resources; information technology systems; payroll; specialty insurance; valuation; and workers' compensation. These services are provided through a network of 82 Company offices in 26 states, as well as through its subsidiary Comprehensive Business Services, Inc. ("Comprehensive"), a franchisor of accounting services with approximately 250 franchisee offices located in 40 states. As of December 31, 1997, the Company served approximately 60,000 clients, of which approximately 24,000 were served through the Comprehensive franchisee network. Management estimates that the Company's clients employ over one million employees, including 240,000 employed by clients of the Comprehensive franchisee network.

     In October 1996, Century completed two acquisitions (the "Merger Transactions") pursuant to which it acquired, through a reverse merger, Century Surety Company ("CSC") and its subsidiaries (together with CSC, the "CSC Group"), which includes three insurance companies, and Commercial Surety Agency, Inc. d/b/a Century Surety Underwriters ("CSU"), an insurance agency that markets surety bonds.

     In December 1996, the Company acquired SMR & Co. Business Services ("SMR"). Through SMR, Century provides a wide range of outsourced business services, including information technology consulting, tax return preparation and compliance, tax planning, business valuation, human resource management, succession and estate planning, personal financial planning and employee benefit program design and administration to individuals and small and medium sized commercial enterprises primarily in Ohio. Pursuant to a strategic redirection of the Company initiated in November 1996, the Company began its acquisition program to expand its operations rapidly in the outsourced business services industry from its existing specialty insurance platform.

     During 1997, the Company acquired the businesses of 39 companies representing over $134 million in annualized revenues at the time of acquisition. The majority of these acquisitions have been accounted for under the purchase method of accounting. The Company anticipates future significant acquisitions will be accounted for, when possible, under the pooling of interests method of accounting. During 1997, the Company's acquisitions resulted in significant increases in goodwill and other intangible assets, and the Company anticipates that such increases will continue as a result of future acquisitions. The excess of cost over the fair value of net assets of businesses acquired (goodwill), was approximately $89.856 million at December 31, 1997, representing approximately 31% of the Company's total assets. The Company amortizes goodwill on a straight-line basis over periods not exceeding 30 years.

     The Company has completed from December 31, 1997 through February 17, 1998, or has publicly announced as pending, an additional seven acquisitions representing over $46 million in annualized revenues at the time of acquisition. These acquisitions are not included in the results of operations for the period ended December 31, 1997. The Company believes that substantial additional acquisition opportunities exist in the outsourced business services industry.

     The Company strategy is to grow aggressively as a diversified services company by expanding its recently acquired outsourced business services and specialty insurance operations through internal growth and additional acquisitions in such industries. See "-- Business Strategy."

     Century was formed as a Delaware corporation in 1987 under the name Stout Associates, Inc. ("Stout") and primarily supplied hazardous waste services. In 1992, the Company was acquired by Republic Industries, Inc. ("RII"). In April 1995, RII effected a spin-off of its hazardous waste operations through a distribution of the common stock, $.01 par value per share ("Common Stock"), to the stockholders of record of RII (the "Spin-off"). At such time, the Company was named "Republic Environmental Systems, Inc." and was traded on the Nasdaq National Market under the symbol "RESI." On June 24, 1996, the Company began trading under the symbol "IASI" in anticipation of the merger with Century Surety Company and Commercial Surety Agency, Inc. which ultimately resulted in a change of its name to "International Alliance Services, Inc." The name change signaled a new direction for the Company away from its hazardous waste business. In furtherance of its strategic redirection towards business services, the Company successfully divested its hazardous waste operations in two separate transactions completed in July and September 1997. On December 23, 1997, the Company changed its name to Century Business Services, Inc. and began trading under the symbol "CBIZ". See "-- Liquidity and Capital Resources." In June 1996, the Company declared and distributed a two-for-one stock split in the form of a 100% stock dividend ("Stock Split"). All the share numbers and per share amounts set forth herein reflect the Stock Split.

     The principal executive office of Century is located at 10055 Sweet Valley Drive, Valley View, Ohio, 44125 and its telephone number is (216) 447-9000. In March 1998, the Company's principal executive office will be relocated to 6480 Rockside Woods Blvd., South, Suite 330, Cleveland, Ohio 44131. Its telephone number will remain the same.

BUSINESS STRATEGY

     Century's business strategy is to grow aggressively by expanding its current operations in the outsourced business services and specialty insurance areas, having discontinued and disposed of its operations in the environmental service area. The Company plans to implement its business strategy through internal growth and by acquiring and integrating existing businesses that provide outsourced business services or specialty insurance services.

     The Company generally targets acquisitions in markets where it will be, or the prospects are favorable to increase its market share to become, a significant provider of a comprehensive range of outsourced business services and specialty insurance. Century's strategy is to acquire companies that (i) have strong and energetic entrepreneurial leadership; (ii) have historic and expected future internal growth; (iii) can add to the level and breadth of services offered by Century thereby enhancing its competitive advantage over other outsourced business services providers; (iv) have a strong income stream; and (v) have a strong potential for cross-selling among the Company's subsidiaries. As opportunities are identified, and tested against such criteria, the Company may acquire outsourced business providers throughout the United States.

     The Company uses internal acquisition teams and its contacts in the outsourced business services and specialty insurance industries to identify, evaluate and acquire businesses in attractive markets. Acquisition candidates are evaluated by the Company's internal acquisition teams based on a comprehensive process which includes operational, legal and financial due diligence reviews.

     Although management believes that the Company currently has sufficient resources, including cash on hand, cash flow from operating activities, credit facilities and access to financial markets to fund current and planned operations, service any outstanding debt and make certain acquisitions, there can be no assurance that additional financing will be available on a timely basis, if at all, or that it will be available on terms acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ACQUISITIONS

  Recent Acquisitions

     During 1997, the Company continued its strategic acquisition program, purchasing the businesses of 39 complementary companies. These acquisitions comprised the following: ten accounting systems and tax advisory businesses, including Comprehensive, a franchisor of accounting services; eight specialty insurance businesses; four workers' compensation administration businesses; ten payroll administration/benefits design and administration firms; three human resources/executive search firms; one valuation and appraisal group; two technology firms; and one broker/dealer. The aggregate purchase price of the aforementioned acquisitions was approximately $87.748 million, and includes future contingent consideration of up to $5.880 million in cash and 1,716,226 shares of restricted common stock, with an estimated stock value at date of acquisition of $17.848 million, based on the acquired companies' ability to meet certain performance goals. The aggregate purchase price, comprised of cash payments, issuance of promissory notes, and issuance of Common Stock, has been allocated to the net assets of the Company based upon their respective fair market values. See Footnote 2 to the Consolidated and Combined Financial Statements contained herein.

DIVESTITURES

     In July 1997, the Company sold the majority of its environmental services business, and in September 1997, sold its remaining environmental operations. Taken together, these transactions for cash and notes resulted in a net loss of $572,000. The Company's contingent liability is limited to $1.5 million in connection with such divestitures. Management does not believe the Company will experience a loss in connection with such contingencies.

     In December 1997, the Company sold Environmental and Commercial Insurance Agency, Inc. and Environmental and Commercial Insurance Agency of LA, Inc. for cash consideration resulting in a gain of approximately $171,000.

OUTSOURCED BUSINESS SERVICES

  GENERAL

     Through its business services subsidiaries, Century provides a wide range of integrated business services to small and medium sized companies throughout the United States. It is the Company's goal to be the nation's leading provider of outsourced business services to its target market. The Company's strategies to achieve this goal include: (i) continuing to provide clients with a broad range of high quality products and services, (ii) continuing to expand locally through internal growth by increasing the number of clients it serves and increasing the number of services it provides to existing clients, and (iii) continuing to expand nationally through an aggressive acquisition program. The following is a description of the outsourced business services currently offered by the Company.

  OPERATIONS

     The Company provides integrated services in the following areas: accounting systems, advisory and tax; employee benefits design and administration; human resources; information technology systems; payroll; valuation; and workers' compensation. These services are provided through a network of 82 Company offices in 26 states, as well as through its subsidiary Comprehensive, a franchisor of accounting services with approximately 250 franchisee offices located in 40 states. As of December 31, 1997, the Company served approximately 60,000 clients, of which approximately 24,000 are served through the Comprehensive franchisee network. Management estimates that its clients employ over one million employees, including 240,000 employed by clients of the Comprehensive franchisee network.

     The Company's clients typically have fewer than 500 employees, and prefer to focus their resources on operational competencies while allowing Century to provide non-core administrative functions. In many instances, outsourcing administrative functions allows clients to enhance productivity, reduce costs, and improve service, quality and efficiency. Depending on a client's size and capabilities, it may choose to utilize all or a portion of the Company's broad array of services, which it typically accesses through a single Company representative.

     ACCOUNTING SYSTEMS, ADVISORY AND TAX SERVICES. The Company offers tax planning and preparation, cash flow management, strategic planning, consulting services for outsourced departments, and recordkeeping assistance. In addition to federal, state and local tax return preparation, the Company provides tax projections based on financial and investment alternatives and assists in appropriate tax structuring of business transactions such as mergers and acquisitions. The Company offers quarterly and year-end payroll tax reporting, corporate, partnership and fiduciary tax planning and return preparation. In addition, the Company offers small and medium sized businesses the opportunity to outsource their back-office functions. The Company also offers financial planning services to individuals, including investment counseling, personal financial statements, mortgage and investment analysis, succession planning, retirement planning and estate planning. In addition, the Company offers profitability, operational and efficiency enhancement consulting to a number of specialized industries.

     EMPLOYEE BENEFITS DESIGN AND ADMINISTRATION. The Company offers comprehensive employee benefits consulting services. These include the design, implementation and administration of 401(k) plans, profit sharing plans, defined benefit plans, money purchase plans and actuarial services. The Company also assists in the choice of health and welfare benefits such as group health insurance plans, dental and vision care programs, group life insurance programs, accidental death and dismemberment or disability programs, voluntary insurance programs, health care and dependent care spending accounts and premium reimbursement plans. In addition, the Company offers communications services to inform and educate employees about their benefit programs. The Company also offers executive benefits consulting on non-qualified retirement plans and business continuation plans. Moreover, one of the Company's subsidiaries offers Registered Investment Advisory Services, including Investment Policy Statements
(IPS), mutual fund selection based on IPS and ongoing mutual fund monitoring.

     HUMAN RESOURCES SERVICES. The Company offers executive search and placement, outplacement, organizational and management training and development, personnel records and employment process administration, regulatory compliance training, employment relations audits, organizational structure and executive compensation analyses, opinion surveys, and supervisory training. The Company expects to provide additional services, including pre-employment screening, specialized systems such as applicant skill evaluations, customer contact monitoring, and employee assessment and selection. The Company can assist with the implementation of programs to strengthen both the financial and human resources sides of the client's business. The Company has developed detailed personnel guides, which set forth a systematic approach to administering personnel policies and practices, including recruiting, discipline and termination procedures. In addition, the Company will review and revise, if necessary, personnel policies and employee handbooks or will create customized handbooks for its clients.

     INFORMATION TECHNOLOGY CONSULTING SERVICES. The Company offers a wide range of information technology services, from creating strategic technology plans to developing and implementing software and hardware solutions. Specifically, the Company provides strategic technology planning, project management, development of Internet/Intranet applications including Internet security, custom software development, design and implementation of both wide access network ("WAN") and local access network ("LAN") networks, and accounting software selection and implementation. The Company utilizes a methodology, in which business needs drive technology, ensuring appropriate technical solutions for the Company's small and medium sized information technology clients.

     PAYROLL SERVICES. The Company processes time and attendance data to calculate and produce employee paychecks, direct deposits and reports for its clients. The Company delivers the paychecks and reports to clients within 24 to 48 hours of the Company's receipt of the data electronically submitted from the client. The Company's system is highly configurable to meet the specialized needs of each client yet maintains the ability to provide high volume processing. The system integrates easily with the client's general ledger, human resources and time and attendance systems. In addition, the Company offers many sophisticated features, including the automatic enrollment and tracking of paid time off, proration of compensation for new hires, integrated garnishment processing, escrow services and funds administration services. The Company assumes responsibility for payroll and attendant recordkeeping, payroll tax deposits, payroll tax reporting, and all federal, state, county and city payroll tax reports (including 941s, 940s, W-2s, W-3s, W-4s and W-5s), state unemployment taxes, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements. The Company will also represent the client before tax authorities in any payroll tax dispute or inquiry.

     SPECIALTY INSURANCE SERVICES. See the description in "Specialty Insurance Services".

     VALUATION SERVICES. The Company offers appraisal and valuations of commercial tangible and intangible assets and valuation of financial securities. The Company conducts real estate valuations for financing feasibility studies, marketability and market value studies and performs business enterprise and capital stock valuations for mergers and acquisitions, estate planning, employee stock ownership trusts, sale, purchase or litigation purposes. The Company assists in asset allocation issues, fixed asset insurance matters, fixed asset tracking, specialized valuation consulting, investment transfer planning and other valuation services.

     WORKERS' COMPENSATION SERVICES. Each state requires employers to provide workers' compensation coverage for employees. The Company's services vary from state to state; however, it generally provides employers with an integrated system of actuarial analysis and underwriting capabilities with claims administration and has the capability to market workers' compensation products in three states. Professional administration can offer clients sizable savings by controlling the costs of premiums, claims and risks. Services include: deductible programs available to further reduce costs, claims preparation and filing, expert claims management and loss control, medical referral network for employees, multi-state coverages, Occupational Safety and Health Administration ("OSHA") compliance and record keeping, OSHA 200 logs preparation, certificates of insurance, loss prevention strategies, free fraud investigation, safety program development consultation, workers' compensation audits and classification analysis for compliance.

  SALES AND MARKETING NETWORK AND ACCOUNT MANAGEMENT

     The Company's key competitive factors in obtaining clients for business services are a strong existing sales network and marketing program, established relationships and the ability to match client requirements with available services and products at competitive prices. The Company believes that by retaining the identity of its acquired companies, it will be able to maximize its market penetration by combining a local entrepreneurial brand name with the name and resources of a national company. The Company expects that as it expands through internal growth and acquisitions, it will be able to take advantage of economies of scale in purchasing a range of services and products and to cross-market new products and services to existing clients who do not currently utilize all of the services the Company offers. The Company provides its services and products through a network of 82 Company offices in 26 states, as well as through its subsidiary Comprehensive, a franchisor of accounting services with approximately 250 franchisee offices located in 40 states.

     In addition to the Company's traditional operations, the Company intends to utilize its Comprehensive network of approximately 250 entrepreneurial franchisee sales offices to distribute its services and products to the Comprehensive network's approximately 24,000 customers just as it utilizes its own offices. The franchisees are able to market to their customers the broad array of services and products offered by Century. In the process, the franchisees have the opportunity to enhance customer loyalty, receive compensation for additional sales and provide additional revenue to both the Century subsidiary providing the service or product and to Comprehensive as the franchisor.

     None of the Company's major business services groups have a single homogeneous client base. Rather, the Company's clients come from a large variety of industries and markets. The Company believes that such diversity helps to insulate it from a downturn in a particular industry. In addition, Century's clients are focused on quality and quantity of services and established relationships and are not overly sensitive to price change. Nevertheless, economic conditions among selected clients and groups of clients may have a temporary impact on the demand for such services.

  COMPETITION

     The outsourced business services industry is a highly fragmented and competitive industry, with a majority of industry participants (such as accounting, employee benefits, payroll firms or PEOs) offering only one or a limited number of services. Competition is based primarily on customer relationships, range and quality of services or product offerings, customer service, timeliness and geographic proximity. There are limited barriers to entry and new competitors frequently enter the market in any one of the Company's many service areas. The Company competes with a small number of multi-location regional or national operators and a large number of relatively small independent operators in local markets. Some of these competitors, which include public companies, may have greater financial resources than the Company. The Company may also face competition for acquisition candidates from these companies, many of who have acquired a number of various types of business service providers in recent years.

     The Company believes that it will be able to compete effectively based on its (i) broad range of high quality services and products, (ii) knowledgeable and trained personnel, (iii) entrepreneurial culture, (iv) large number of locations, (v) diversity of geographic coverage, (vi) operational economies of scale and (vii) decentralized operating structure.

     The Company's competitors in the business outsourcing services industry include independent consulting services companies, divisions of diversified enterprises and banks.

  REGULATION

     The Company's outsourced business services are vulnerable to legislative law changes with respect to the provision of payroll, employee benefits and pension plan administration, tax accounting and workers' compensation design and administration services. Legislative changes may expand or contract the types and amounts of business services that are required by individuals and businesses. There can be no assurance that future laws will provide the same or similar opportunities to provide business consulting and management services to individuals and businesses that are provided today by existing laws.

SPECIALTY INSURANCE SERVICES

  GENERAL

     Through its insurance subsidiaries, Century provides specialty insurance, bonding services and workers' compensation coverage to small and medium sized companies throughout the United States. The following is a description of the specialty insurance, bonding services and workers' compensation programs currently offered by Century.

  OPERATIONS

     The products provided by Century's insurance subsidiaries can be divided into three categories of specialty insurance services: commercial liability lines, which constitute approximately 84.0% of the Company's specialty insurance business; surety bonds, which constitute 13.5%; and workers' compensation coverage, which constitutes 2.5% of the Company's specialty insurance business. In addition, Century employs reinsurance to limit its exposure on policies and bonds.

     COMMERCIAL LINES. Century's commercial product lines operations consist of approximately 40 different programs for a wide variety of specialty risk groups. Largest among these are general liability insurance and related coverages for
(i) small construction contractors; (ii) restaurants, bars, and taverns; (iii) small commercial and retail establishments; and (iv) sun tanning salons.

     Century's commercial lines business is produced by a network of approximately 72 agents (with 104 offices) and 28 brokers (with 28 offices). Subject to strict and detailed written underwriting guidelines regarding pricing and coverage limitations published by Century, agents have limited authority to bind coverage. For casualty coverage, agents may bind and write up to $1.0 million combined single limit of liability for risks other than those on the list of prohibited classes or on the list for referral to Century. Policies that are bound by agents are immediately forwarded to Century for review and inspection, and Century reserves the right to make the final underwriting decision based on its acceptance or rejection of individual risks. Risks outside the written guidelines must be submitted to Century for specific approval for underwriting. Brokers have no underwriting authority and must submit all risks to Century for underwriting, quoting, binding and policy insurance.

     Century checks premium ratings on a selective basis to verify that program rules and rates are being followed. In addition, underwriters perform monthly reviews of files for renewal risks. Files are reviewed on a selective basis by policy type, particular risk class, or individual general agent as loss experience or changing underwriting practices dictate. In addition to other underwriting quality control measures, a continuous audit process for each general agent is maintained. At least once a year, a visit to each agent's office is arranged to review all of the foregoing areas, as well as premium production, losses and loss ratio. Management also performs internal underwriting audits of all underwriters on a regular basis to maintain control of the Company's underwriting quality and pricing.

     All claims against commercial policies are managed by Century's claim departments. Outside adjusters and attorneys are engaged, as necessary, to supplement the Company's in-house staff and to represent the Company in litigation over disputed claims. Claims guidelines are in place on all programs. State regulations and data on unfair claims practices are also provided to the staff members as necessary and appropriate. Century's philosophy is to pay valid claims as expeditiously as possible but to resist firmly what management believes are unjust and fraudulent claims. In an effort to provide adequate resources to the claims staff, CSC became a member of the Property Loss Research Bureau and the Liability Insurance Research Bureau in 1995. Century also submits claim data to the index bureaus of the American Services Insurance Group and the Property Insurance Loss Register.

     It is the responsibility of the claims manager to appoint outside adjusting firms to work on behalf of the Company. These firms, however, are given no authority to settle any claims without Century's prior agreement. The internal adjuster assigned to each individual claim determines, after coverage is analyzed, whether the claim can be handled in house or should be assigned to an outside firm.

     SURETY BONDING. Century's surety bonding operations consist of two major programs: contract surety bonds for construction contractors (with work programs typically ranging from $250,000 to $10.0 million per year) and bonds for the solid waste industry, including waste haulers and landfill operators. The Company also writes a small number of bail bonds.

     Contract surety consists of bonds that government authorities and some private entities require construction contractors to post to provide assurance that contract work will be performed timely, to specification, on budget, and without encumbrance from suppliers or subcontractors who may have lien rights for non-payment. Contract surety business is underwritten by Century subject to authority defined in agency agreements with the insurance companies. The business is produced by approximately 100 appointed agents, who have limited authority to bind Century's insurance subsidiaries in accordance with specific guidelines established by Century. Because the contract surety business is specialized in smaller, newer and more difficult accounts, underwriters take collateral, require contract funds control, and take other risk control measures considered extraordinary by standard market sureties. In virtually all cases, bond principals indemnify the surety against loss with their personal as well as corporate assets.

     Once bonds are issued, the Company continues to review all projects to determine job progress, bill payment, and other factors. Century maintains real-time records of all bonded exposures, amended as appropriate, in an effort to obtain the most current possible assessment of exposures for each account and to avoid excessive exposure on any one account. Century also strives through its review procedures to provide Century's insurance subsidiaries with the earliest possible notice of potential difficulty so that claim resources can be brought to bear at the earliest possible stage in an effort to mitigate losses.

     While claims against surety bonds are managed by the Company, outside counsel are engaged to handle surety defense litigation. In addition, Century has or has access to completion capability for finishing bonded work which bonded principals are unable to complete, and pursues recoveries on behalf of Century's insurance subsidiaries from principals who have defaulted on bond obligations. Such recovery efforts range from execution on collateral posted by bonded principals to indemnity litigation to recover surety losses from indemnitors' business and personal assets.

     The Company's solid waste bond program, which is national in scope, is primarily written directly by Century, and serves bond accounts that are generally much larger than those handled by Century's contract surety program. The primary focus of this program is bonds for landfill closure and post-closure care required by states in accordance with Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). These bonds are designed to assure that non-hazardous solid waste landfills will be closed when their useable airspace is exhausted in accordance with RCRA closure requirements (or such higher standards as individual states may impose) and that the sites will be maintained in accordance with RCRA standards for a period of at least 30 years after closure. Management believes that this program is one of only a few landfill bond programs in the United States, although bank letters of credit and other devices may be used to satisfy RCRA financial assurance requirements. See "-- Regulation." The Company currently writes landfill bonds for some of the larger solid waste disposal firms in the country. As a companion to the landfill closure bonds, Century also writes bonds required of waste haulers to assure the observance of terms of their contracts with the local communities from which they collect waste.

     To stay abreast of technical and market developments in the surety industry, certain of Century's subsidiaries are members of the Surety Association of America, the National Association of Independent Sureties, National Association of Surety Bond Producers, the Surety Federation of Ohio, and the American Surety Association, on which Board of Directors CSC occupies a position.

     WORKERS' COMPENSATION SERVICES. Each state requires employers to provide workers' compensation coverage for employees. The Company's workers' compensation program includes fully issued workers' compensation coverage as well as other services. The Company's services vary from state to state; however, it generally provides employers with an integrated system of actuarial analysis and underwriting capabilities with claims administration. Century has the capability to market workers' compensation products in three states. Professional administration can offer clients sizable savings by controlling the costs of premiums, claims and risks. Services include: deductible programs available to further reduce costs, claims preparation and filing, expert claims management and loss control, medical referral network for employees, multi-state coverages, OSHA compliance and record keeping, OSHA 200 logs preparation, certificates of insurance, loss prevention strategies, free fraud investigation, safety program development consultation, workers' compensation audits and classification analysis for compliance.

     REINSURANCE. Century employs reinsurance to limit its exposure on the policies and bonds it has written. The Company utilizes several different reinsurance programs to cover its exposure, including "treaties" that cover all business in a defined class and "facultative" reinsurance that covers individual risks. The Company generally retains from $50,000 to $200,000 of each commercial line anticipated risk, depending on the program. Surety retentions may go as high as $1.0 million or more, but typically are less than $250,000.

     Numerous domestic and international reinsurers support these various programs in different combinations. Generally, the Company's reinsurers are rated A- or better by A.M. Best, a leading rating agency of insurance companies and reinsurers, and demonstrate capital and surplus in excess of $80.0 million (collectively in excess of $10.0 billion). Cessions are diversified so that every reinsurance treaty (i.e., excluding facultative arrangements) is supported by more than one reinsurer and no reinsurer is participating in all of Century's reinsurance programs.

  MARKETING

     Other than the workers' compensation program, Century's insurance and bonding business is focused on niche insurance and surety coverages known in the insurance business as "non-standard" or specialty coverages. These terms refer to risks regarded as higher than standard or normal risks and to risk groups regarded as too small or too specialized to permit profitable underwriting by larger, "standard market" insurance companies. In general, non-standard insurance and bonds are more expensive, and coverage more limited, because of perceived additional risk associated with this type of business. Century attempts to identify and exploit such niches in the non-standard insurance market where management believes the actual risk is significantly less than the perceived risk at which the coverage is defined and priced, or where the Company (because of its smaller size and lower overhead) is able to underwrite coverages more economically than larger carriers.

     Many non-standard insurance products can be marketed on an excess and surplus lines basis, which means that the carrier is not fully admitted in a given state but instead satisfies a less restrictive threshold of regulatory scrutiny, known as "eligibility," to write excess and surplus lines ("E&S"). E&S eligibility offers much more flexibility than admitted carriers enjoy. For example, E&S eligibility offers certain marketing advantages, principally exemption from rate and form filing requirements that apply to admitted carriers, which permits E&S carriers to adjust prices and coverages more quickly than admitted carriers, or to cease writing altogether. Accordingly, the majority of the non-surety business of the Company is written on an E&S basis. Through certain of its subsidiaries, Century is admitted in 36 states, but is eligible to write on an E&S basis in 40 states plus the District of Columbia, the most significant of such states being California, Texas and Florida.

     Where competitive or regulatory requirements necessitate the use of admitted carriers, Century uses its admitted subsidiaries, thereby reaching a market of 36 states. Management believes that this strategy of employing both admitted and non-admitted E&S carriers helps to maximize the Company's flexibility within the insurance regulatory environment in an effort to market a broad range of products on a profitable basis. Century also employs reinsurance arrangements to market certain products in all 50 states.

  POTENTIAL COMPETITION

     Both the commercial lines and the surety industries have been highly competitive in recent years, resulting in the consolidation of some of the industries' largest companies. Competition is particularly acute for smaller, specialty carriers like Century because the market niches exploited by Century are small and can be penetrated by a large carrier that elects to cut prices or expand coverage. The Company has endured this risk historically by maintaining a high level of development of new products, eschewed by most major carriers.

  CUSTOMERS

     Century provides specialty insurance services to approximately 6,000 clients through a network of nearly 200 agents. The Company attempts to maintain diversity within its client base to lower its exposure to downturns or volatility in any particular industry and help insulate the Company to some extent from general economic cyclicality. All prospective customers are evaluated individually on the basis of insurability, financial stability and operating history. No customer individually comprises more than 3.0% of the total consolidated revenue of the Company.

  REGULATION

     FEDERAL REGULATION. Century's specialty insurance operations are vulnerable to both judicial and legislative law changes. Judicial expansion of terms of coverage can increase risk coverage beyond levels contemplated in the underwriting and pricing process.

     At the same time, coverages that are established by statute may be adversely affected by legislative or administrative changes of law. Most surety bonds exist because they are required by government agencies. When governments change the threshold for requiring surety, the market for surety bonds is directly affected.

     Approval by the U.S. Department of the Treasury ("Treasury") and Treasury listing as an approved surety is required for the Company's Surety Bond Program. Century Surety Company and Evergreen National Indemnity Company ("Evergreen") are currently approved and listed "Companies Holding Certificates of Authority as Acceptable Sureties on Federal Bonds and as Acceptable Reinsuring Companies" by the Treasury Department Circular 570, effective July 1, 1997.

     STATE REGULATION. The companies of the CSC Group are subject to regulation and supervision by state insurance regulatory authorities, most comprehensively for each insurance company in its state of incorporation, but also in other states where the Companies are admitted or eligible to write E & S lines. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Sources of Cash." These regulatory bodies have broad administrative powers relating to (i) standards of solvency, which must be met on a continuing basis; (ii) granting and revoking of licenses; (iii) licensing of agents; (iv) approval of policy rates and forms; (v) maintenance of adequate reserves; (vi) form and content of financial statements; (vii) types of investments permitted;
(viii) issuance and sale of stock; and (ix) other matters pertaining to insurance. See Footnote 9 to the Consolidated and Combined Financial Statements contained herein.

     Each of the CSC Group companies is required to file detailed annual statements with the applicable state regulatory bodies and is subject to periodic examination by the regulators. The most recent regulatory examinations for CSC and Evergreen were made as of December 31, 1993. Regulatory review by the Ohio Department of Insurance for each of CSC and Evergreen for the year ended December 31, 1996 is currently in progress. The most recent triennial regulatory examination of Continental Heritage Insurance Company ("Continental Heritage"), a subsidiary of CSC, by the Utah Department of Insurance was as of December 31, 1994.

ENVIRONMENTAL SERVICES

  GENERAL

     In July, 1997, the Company sold the majority of its environmental services operations, and in September 1997 sold its remaining environmental operations.

LIABILITY INSURANCE AND BONDING

     Century carries commercial general liability insurance, automobile liability insurance, workers' compensation, and employer's liability insurance as required by law in the various states in which operations are conducted and umbrella policies to provide excess limits of liability over the underlying limits contained in the commercial general liability, automobile liability and employer's liability policies. See "Legal Proceedings."

EMPLOYEES

     At December 31, 1997, Century employed approximately 1,200 employees. The Company considers its relationships with its employees to be good.

PROPERTIES

     Century's corporate headquarters is located in Valley View, Ohio in leased premises. The Company has completed negotiations to lease a 14,000 square foot portion of an office building in Independence, Ohio and will relocate its headquarters to 6480 Rockside Woods Blvd., South, Suite 330, Cleveland, Ohio 44131 during the first quarter of 1998. Certain of the property and equipment of the Company are subject to liens securing payment of portions of the indebtedness of the Company and its subsidiaries. The Company's subsidiaries also lease 74 offices in 26 states and certain of their equipment. The Company believes that its facilities are sufficient for its needs.

ITEM 3. LEGAL PROCEEDINGS

GENERAL

     The Company's subsidiaries are parties to legal proceedings, which have arisen, in the ordinary course of their business. Although it is possible that losses exceeding amounts already reserved may be incurred upon ultimate resolution of these matters, management believes that such losses, if any, will not have a material adverse effect on the Company's business or financial position; however, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly periods in which they are resolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 28, 1997, a majority of the Company's Board of Directors approved the adoption of a proposed amendment to the Company's Certificate of Incorporation to change its name from International Alliance Services, Inc. to Century Business Services, Inc. On December 22, 1997, in accordance with Delaware Law, the holders of a majority of the outstanding shares of the Company's Common Stock executed a written consent approving the amendment.

                      DIRECTORS AND EXECUTIVE OFFICERS OF
                        CENTURY BUSINESS SERVICES, INC.

     The following table sets forth certain information as of December 31, 1997 regarding the directors, executive officers and certain key employees of the Company. Each executive officer of the Company named in the following table has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of the Company and any other person pursuant to which he or she was selected as an officer.

              NAME                   AGE                        POSITION(S)
---------------------------------    ----    --------------------------------------------------
EXECUTIVE OFFICERS AND DIRECTORS:
Michael G. DeGroote(3)                64     Chief Executive Officer, President and Chairman of
                                               the Board
Gregory J. Skoda(3)                   41     Executive Vice President and Director
Charles D. Hamm, Jr.(3)               43     Chief Financial Officer and Treasurer
Edward F. Feighan                     50     Senior Vice President, Public Affairs
Douglas R. Gowland                    56     Senior Vice President, Business Integration
Keith W. Reeves                       40     Senior Vice President, Business Services
Craig L. Stout                        49     Senior Vice President, Insurance Services
Rick L. Burdick(1)                    46     Director
Joseph S. DiMartino                   54     Director
Harve A. Ferrill(1)(2)                65     Director
Hugh P. Lowenstein(2)                 67     Director
Richard C. Rochon(1)(2)               40     Director
OTHER KEY EMPLOYEES:
Thomas J. Bregar                      41     Vice President, Information Technology Systems
Daniel J. Clark                       43     Vice President, Corporate Relations
Ralph M. Daniel, Jr                   41     Vice President, Payroll Administration Services
Roswell P. Ellis                      63     Vice President, Specialty Insurance Services
Charles J. Farro                      47     Vice President, Employee Benefits Design and
                                               Administration Services
Kenneth M. Millisor                   60     Vice President, Workers' Compensation Services
Steven M. Nobil                       50     Vice President, Human Resources Services
Patrick J. Simers                     37     Vice President, Valuation Services
C. Robert Wissler                     51     Vice President, Comprehensive Business Services
Andrew B. Zelenkofske                 37     Vice President, Accounting Systems, Advisory and
                                               Tax Services
Barbara A. Rutigliano                 46     Corporate Secretary

---------------

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Management Executive Committee

EXECUTIVE OFFICERS AND DIRECTORS:

     MICHAEL G. DEGROOTE has served as the Chairman of the Board of the Company since April 1995 and as Chief Executive Officer and President since November 1997. Mr. DeGroote also served as President and Chief Executive Officer of the Company from April 1995 until October 1996. Mr. DeGroote served as Chairman of the Board, President and Chief Executive Officer of Republic Industries, Inc. ("RII") from May 1991 to August 1995. Mr. DeGroote founded Laidlaw Inc., a Canadian waste services and transportation company in 1959. In 1988, Mr. DeGroote sold his controlling interest in Laidlaw to Canadian Pacific Limited. Mr. DeGroote served as President and Chief Executive Officer of Laidlaw from 1959 until 1990. Mr. DeGroote also serves as a director of RII.

     GREGORY J. SKODA has served as the Executive Vice President and a Director of the Company since November 1997, the Chief Financial Officer and Treasurer of the Company from November 1996 until November 1997, and as a director and an officer of a number of the Company's subsidiaries. Prior to the Company's acquisition of SMR & Co. Business Services ("SMR") in December 1996, Mr. Skoda served as President and Chairman of SMR, which he founded in 1980. Mr. Skoda is a CPA and an active member of the American Institute of Certified Public Accountants in the Tax, Employee Benefits, and Management Advisory Services divisions.

     CHARLES D. HAMM, JR. has served as Chief Financial Officer and Treasurer since November 1997. Mr. Hamm was associated with KPMG Peat Marwick LLP from June 1984 until November 1997, serving as a partner of such firm from July 1996 until November 1997. Mr. Hamm is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

     EDWARD F. FEIGHAN has served as Senior Vice President, Public Affairs of the Company since November 1997. Mr. Feighan served as Chief Executive Officer, President and a Director of the Company from October 1996 through November 1997. Mr. Feighan also serves as a director and an officer of a number of the Company's subsidiaries. From 1983 until 1993, Mr. Feighan served as the representative from the Ohio 19th Congressional District of the United States House of Representatives. During his tenure in Congress, Congressman Feighan served on the Judiciary and the House Foreign Affairs Committee; Chairman, International Narcotics Control Committee; President, The Interparliamentary Union; and permanent Representative to the Helsinki Commission. He currently serves on the board of trustees of the National Democratic Institute for International Affairs, and the Rock and Roll Hall of Fame and Museum.

     DOUGLAS R. GOWLAND has served as Senior Vice President, Business Integration since November 1997. Mr. Gowland served as a Director of the Company from April 1995 through November 1997. From April 1995 until October 1996, Mr. Gowland served as the Company's Executive Vice President and Chief Operating Officer. From January 1992 to April 1995, Mr. Gowland served as Vice
President -- Hazardous Waste Operations of RII. From March 1991 to January 1992, Mr. Gowland served as Vice President of DRG Environmental Management, Inc. Prior thereto, he served as President of Great Lakes Environmental Systems, Ltd.

     KEITH W. REEVES has served as Senior Vice President, Business Services since March 1997 and as a director and an officer of a number of the Company's subsidiaries. Mr. Reeves has also served as the President of SMR since December 1996. Mr. Reeves served as Vice President of SMR from August 1984 until its acquisition by the Company in December 1996. Mr. Reeves is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

     CRAIG L. STOUT has served as Senior Vice President, Insurance Services since November 1997. Mr. Stout served as Chief Operating Officer and a Director of the Company from October 1996 through November 1997. Mr. Stout also serves as a director and an officer of a number of the Company's subsidiaries. Prior to joining the Company, Mr. Stout served as Executive Vice President of Alliance Holding Corporation which was the holding corporation of the CSC Group and CSA and two other companies which he founded, Contract Operations Planning, Inc., a surety claims management firm, and Contract Surety Reinsurance Corporation, a reinsurance intermediary for facultative surety reinsurance.

     RICK L. BURDICK has served as a Director of the Company since November 1997. Mr. Burdick has been a partner at the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. since April 1988. Mr. Burdick serves on the Boards of Directors of RII and J. Ray McDermott, S.A.

     JOSEPH S. DIMARTINO has served as a Director of the Company since November 1997. Mr. DiMartino has been Chairman of the Board of Dreyfus Group of Mutual Funds since January 1995. Mr. DiMartino served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994. Mr. DiMartino also serves on the Board of Directors of Noel Group, Inc., Staffing Resources, Inc., Health Plan Services Corporation, Carlyle Industries, Inc., and the Muscular Dystrophy Association.

     HARVE A. FERRILL has served as a Director of the Company since October 1996. Mr. Ferrill has served as Chief Executive Officer of Advance Ross Corporation, a company that provides tax refunding services ("ARC"), since 1991 and as President of Ferrill-Plauche Co., Inc., a private investment company, since 1982. Mr. Ferrill served as President of ARC from 1990 to 1993 and as Chairman of the Board from 1992 to 1996. Mr. Ferrill has served as Chairman of the Board of GeoWaste Incorporated since 1991 and also serves on the Boards of Directors of Gaylord Container Corporation and Quill Corporation.

     HUGH P. LOWENSTEIN has served as a Director of the Company since March 1997. Mr. Lowenstein has served as the Founder and Chief Executive Officer of Shore Capital Ltd. (Bermuda), a consulting and investment advisory firm, since 1994. Mr. Lowenstein served as a Managing Director of Donaldson, Lufkin and Jenrette Securities Corporation from 1987 to 1994. Mr. Lowenstein also serves on the Board of Directors of Terra Nova (Bermuda) Holdings Ltd.

     RICHARD C. ROCHON has served as a Director of the Company since October 1996. Mr. Rochon has served since 1988 as President of Huizenga Holdings, Inc., a management and holding company for diversified investments in operating companies, joint ventures, and real estate, on behalf of its owner, Mr. H. Wayne Huizenga. Mr. Rochon also has served as a director since September 1996 and as Vice Chairman of Florida Panthers Holdings, Inc., a leisure and recreation and sports and entertainment company, since April 1997. From 1985 until 1988, Mr. Rochon served as Treasurer of Huizenga Holdings, Inc. and from 1979 until 1985, he was employed as a certified public accountant by the international public accounting firm of Coopers & Lybrand, L.L.P.

OTHER KEY EMPLOYEES:

     THOMAS J. BREGAR was named Vice President, Information Technology Systems in November 1997. Mr. Bregar joined SMR in December 1996 to develop its Information Technology Consulting Practice. Prior to joining SMR, Mr. Bregar was with Price Waterhouse's Management Consulting Services Practice from 1986 through 1992, and again as Director from 1994 to 1996. In 1993, he served as Vice President in the Information Management Services Division at Society National Bank (now Keycorp Services).

     DANIEL J. CLARK was named Vice President, Corporate Relations in November 1997 and is the Senior Vice President of Evergreen National Indemnity Company ("Evergreen") and a director of Century Surety Company, both subsidiaries of the Company. Prior to joining Evergreen, Mr. Clark served as Chief of Staff for then Congressman Edward F. Feighan from 1983 through 1993. Mr. Clark is a member of the Ohio Bar Association and serves as a Board Member for the Port of Cleveland.

     RALPH M. DANIEL, JR. was named as Vice President, Payroll Administration Services in November 1997. Prior to joining Century, Mr. Daniel served as Chairman and Chief Executive Officer of BMS, Inc. (Business Management Services), which he co-founded, from 1988 through its acquisition by the Company in August 1997. Mr. Daniel is a CPA and serves on the Board of the Independent Payroll and Employer Services Association.

     ROSWELL P. ELLIS was named Vice President, Specialty Insurance Services in November 1997. Mr. Ellis served as the Company's Senior Vice
President -- Insurance Group from March 1997 to November 1997. He continues to serve as Chairman and Chief Executive Officer of Century Surety Company, a position he has held since 1987, and he is also Chairman of Continental Heritage Insurance Company and Vice Chairman and CEO of Evergreen, all subsidiaries of the Company. Mr. Ellis has been in the insurance business for over 35 years and holds four professional designations: Chartered Property and Casualty Underwriter, Chartered Life Underwriter, Associate in Claims and Associate in Surplus Lines.

     CHARLES J. FARRO was named Vice President, Employee Benefits Design and Administration Services in November 1997. Mr. Farro also serves as Chairman and Chief Executive Officer of The Benefits Group, a subsidiary of the Company. Mr. Farro serves on the Boards of Directors of the March of Dimes and the Akron Art Museum.

     KENNETH R. MILLISOR was named Vice President, Workers' Compensation Services in November 1997. He is the Chairman and Chief Executive Officer of M&N Risk Management, Inc. and the President and Chief Executive Officer of Millisor & Nobil Co., L.P.A., subsidiaries of the Company. Mr. Millisor was admitted to the Bar in 1961 and is an active member of the Akron, Ohio State and American Bar Associations.

     STEVEN M. NOBIL was named Vice President, Human Resources Services in November 1997. Mr. Nobil serves as President of M&N Risk Management, Inc., a subsidiary of the Company. Mr. Nobil serves on several Boards including the Diabetes Association of Greater Cleveland, Baldwin Wallace College, Cuyahoga Community College, Big Brothers and Big Sisters, American Red Cross and Grand Prix Charities.

     PATRICK J. SIMERS was named Vice President, Valuation Services in November 1997. Mr. Simers serves as President of Valuation Counselors Group, Inc., a subsidiary of the Company. Mr. Simers is a Certified Real Estate Appraiser in 12 states and maintains memberships in the American Society of Appraisers and the Appraisal Institute.

     C. ROBERT WISSLER was named Vice President, Comprehensive Business Services in November 1997. Mr. Wissler serves as President and Chief Executive Officer of Comprehensive Business Services, Inc., a subsidiary of the Company. He was Senior Vice President and Chief Financial Officer of Sir Speedy, Inc. from 1978 through 1990. Prior to that time, Mr. Wissler was an auditor with Arthur Young & Co. from 1972 to 1974, and he was a baseball player with the St. Louis Cardinals from 1969 through 1972. Mr. Wissler is a Director of International Franchise Association.

     ANDREW B. ZELENKOFSKE was named Vice President, Accounting Systems, Advisory and Tax Services in November 1997. Mr. Zelenkofske serves as President of ZA Business Services, Inc., a subsidiary of the Company. Prior to joining Century, Mr. Zelenkofske served for several years as President and Managing Director of Zelenkofske Axelrod and Co., Ltd. Mr. Zelenkofske is a CPA and has been appointed to the Pennsylvania State Board of Accountancy.

     BARBARA A. RUTIGLIANO was named Corporate Secretary in December 1997. Ms. Rutigliano was Senior Counsel and Corporate Secretary of BP America Inc. from 1989 until 1997 and was associated with the law firm of Squire, Sanders & Dempsey from 1983 to 1989. Ms. Rutigliano is a member of the Ohio Bar, the American Bar Association and the American Society of Corporate Secretaries.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     The Common Stock of the Company is quoted on The Nasdaq National Market under the trading symbol "CBIZ". Prior to December 23, 1997, the Common Stock was quoted under the trading symbol "IASI". The table below sets forth the range of high and low sales prices for the Common Stock as reported on The Nasdaq National Market for the periods indicated. Prior to April 27, 1995, the day on which the Common Stock of the Company was first publicly traded, there was no public market for the Common Stock of the Company. The following prices are adjusted for the Company's July 1996 two for one stock split.

                                                                         PRICE RANGE
                                                                       OF COMMON STOCK
                                                                       ----------------
                                                                        HIGH       LOW
                                                                       ------     -----
        1995
          Second Quarter (beginning April 27, 1995)................    $ 2.25     $1.25
          Third Quarter............................................      4.00      1.81
          Fourth Quarter...........................................      2.31      1.56
        1996
          First Quarter............................................    $ 1.59     $1.25
          Second Quarter...........................................     20.88      1.44
          Third Quarter............................................     18.75      4.75
          Fourth Quarter...........................................     12.75      7.50
        1997
          First Quarter............................................    $15.13     $9.88
          Second Quarter...........................................     11.50      7.88
          Third Quarter............................................     11.75      7.88
          Fourth Quarter...........................................     17.25      8.75

     On December 31, 1997, the last reported sale price of the Company's Common Stock as reported on The Nasdaq National Market was $17.25 per share. As of February 13, 1998, the Company had 6,385 holders of record of its Common Stock.

                                DIVIDEND POLICY

     The Company's credit facility contains restrictions on the Company's ability to pay dividends. Since April 27, 1995, the Company has not declared or paid any cash dividends on its capital stock. The Company intends to retain its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical financial data for Century and are derived from the historical consolidated and combined financial statements and notes thereto, which are included elsewhere in this Annual Report of Century. The information set forth below should be read in conjunction with "Management's

Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated and combined financial statements of Century and the notes thereto, which are included elsewhere in this Annual Report.

                                                                      YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------
                                                         1997        1996       1995       1994       1993
                                                       --------    --------    -------    -------    -------
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues:
  Business services fees and commissions:............  $ 63,411    $  1,606    $    --    $    --    $    --
  Specialty insurance services (regulated):
    Premiums earned..................................    37,238      27,651     26,962     23,368     17,373
    Net investment income............................     4,524       3,564      3,341      2,477      1,377
    Net realized gains (losses) on investments.......     3,044       1,529        166         80        (91)
    Other income.....................................        13       1,419        470      1,385      1,737
                                                       ---------   ---------   --------   --------   --------
    Total revenues...................................  $108,230    $ 35,769    $30,939    $27,310    $20,396
Expenses:
  Operating expenses -- business services............    50,277       1,107         --         --         --
  Loss and loss adjustment expenses..................    20,682      17,624     15,117     12,494      8,613
  Policy acquisition expenses........................     9,670       7,699      7,774      5,428      4,996
  Corporate general and administrative expenses......     4,578         302         --         --         --
  Depreciation and amortization expenses.............     2,612         320         --         --         --
  Other expenses.....................................     2,331       2,655      3,157      4,544      3,302
                                                       ---------   ---------   --------   --------   --------
    Total expenses...................................    90,150      29,707     26,048     22,466     16,911
Income from continuing operations before net
  corporate interest income and income tax expense...    18,080       6,062      4,891      4,844      3,485
Net corporate interest income........................       965          --         --         --         --
                                                       ---------   ---------   --------   --------   --------
Income from continuing operations before income tax
  expense............................................    19,045       6,062      4,891      4,844      3,485
Income tax expense...................................     6,280       1,640      1,422      1,344      1,189
                                                       ---------   ---------   --------   --------   --------
Income from continuing operations....................    12,765       4,422      3,469      3,500      2,296
Loss from operations of discontinued business........       663          38         --         --         --
Loss on disposal of discontinued business............       572          --         --         --         --
                                                       ---------   ---------   --------   --------   --------
Net income...........................................  $ 11,530    $  4,384    $ 3,469    $ 3,500      2,296
                                                       =========   =========   ========   ========   ========
Weighted average common shares.......................    36,940      17,863     14,760     14,760     14,760
Weighted average common shares and dilutive potential
  common shares......................................    48,904      24,032     16,956     16,956     16,956
Basic earnings per share:
  From continuing operations.........................  $   0.35    $   0.25    $  0.24    $  0.24    $  0.16
  From discontinued operations.......................  $  (0.04)   $     --    $    --    $    --    $    --
Diluted earnings per share:
  From continuing operations.........................  $   0.26    $   0.18    $  0.20    $  0.21    $  0.14
  From discontinued operations.......................  $  (0.02)   $     --    $    --    $    --    $    --
Gross written premiums...............................  $ 59,751    $ 42,888    $37,695    $37,869    $29,992
Net written premiums.................................  $ 37,488    $ 31,149    $26,677    $27,219    $21,173
Loss ratio...........................................     34.3%       41.3%      39.2%      37.9%      38.0%
LAE ratio............................................     21.2%       22.5%      16.9%      15.6%      11.6%
Expense ratio........................................     32.2%       38.0%      39.9%      43.5%      39.7%
                                                       ---------   ---------   --------   --------   --------
Combined ratio.......................................     87.7%      101.8%      96.0%      97.0%      89.3%
                                                       =========   =========   ========   ========   ========
Invested assets and cash.............................  $100,868    $108,523    $60,908    $57,642    $46,670
Goodwill, net of accumulated amortization............    89,856       6,048         --         --         --
Total assets.........................................   287,567     167,330     86,735     81,931     68,117
Loss and loss expenses payable.......................    50,655      41,099     37,002     34,661     29,528
Total liabilities....................................   139,657      76,008     59,967     58,100     50,304
Total shareholders' equity...........................   147,910      91,322     26,768     23,580     18,401

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for each of the years ended December 31, 1997, 1996 and 1995. This discussion should be read in conjunction with the Company's consolidated and combined financial statements and notes thereto included herein. During fiscal 1997, the Company continued its strategic acquisition program, purchasing the businesses of 39 complementary companies. With one immaterial exception, each of the acquisitions was accounted for as a purchase, and accordingly, the operating results of the acquired companies have been included in Century's consolidated and combined financial statements since their date of acquisition. The results of operations related to the Company's environmental services operations have been reflected as a discontinued operation in the consolidated and combined financial statements. See "Results of Operations -- Discontinued Operations."

RESULTS OF OPERATIONS

  Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

REVENUES

     Total revenues increased to $108.2 million for the year ended December 31, 1997 from $35.8 million in 1996, representing an increase of $72.4 million, or 203%. The increase was primarily attributable to the Company's acquisition activity in outsourced business services.

     Business service fees and commissions increased to $63.4 million for the year ended December 31, 1997 from $1.6 million in 1996, representing an increase of $61.8 million. The increase was primarily attributable to the acquisitions completed in 1997. Due to the majority of recent acquisitions having been accounted for under the purchase method, the Company's consolidated financial statements give effect to such acquisitions only from their respective acquisition dates.

     Premiums earned increased to $37.2 million for the year ended December 31, 1997 from $27.7 million in 1996, representing an increase of $9.5 million, or 34.7%. Gross written premiums increased to $59.8 million for the year ended December 31, 1997 from $42.9 million in 1996, representing an increase of $16.9 million, or 39.3%. Net written premiums increased to $37.5 million for the year ended December 31, 1997 compared to $31.1 million in 1996, representing an increase of $6.4 million, or 20.4%. These increases were primarily attributable to the growth in commercial liability premiums over 1996 levels, the introduction of workers compensation coverage emanating from an August 1997 business transaction and the assumption of contract surety premiums under a certain reinsurance agreement entered into in 1997.

     Net investment income increased to $4.5 million for the year ended December 31, 1997 from $3.6 million in 1996, representing an increase of $960,000, or 26.9%. This increase was attributable to an increase in the annualized return on investments to approximately 5.7% for the year ended December 31, 1997 from 5.3% in 1996 and to an increase in the average investments outstanding to $74.2 million for the year ended December 31, 1997 from $64 million in 1996.

     Net realized gain on investments increased to $3.0 million for the year ended December 31, 1997 from $1.5 million in 1996. This increase was primarily due to increased sales of equity securities.

     Other income decreased to $13,000 for the year ended December 31, 1997 from $1.4 million for the comparable period in 1996, representing a decrease of $1.4 million. The decrease was primarily attributable to non-recurring income from the American Sentinel settlement.

EXPENSES

     Total expenses increased to $90.2 million for the year ended December 31, 1997 from $29.7 million in 1996, representing an increase of $60.5 million. Such increase was primarily attributable to the increase in operating expenses, which reflects the impact of the Company's acquisitions made in 1997 and the corresponding increase of corporate staff and related integration costs. As a percentage of revenues, total expenses increased to 83.3% for the year ended December 31, 1997 from 83.1% in 1996.

     Operating expenses for the business services operations increased to $50.3 million for the year ended December 31, 1997 from $1.1 million in 1996, representing an increase of $49.2 million. Such increase was attributable to business services acquisitions completed in 1997. As a percentage of fees and commissions, operating expenses increased to 79.3% for the year ended December 31, 1997 from 68.9% in 1996.

     Loss and loss adjustment expenses increased to $20.7 million for the year ended December 31, 1997 from $17.6 million in 1996, representing an increase of $3.1 million, or 17.4%. Such increase was attributable to the increased premium volume for liability coverages. As a percentage of premiums earned, loss and loss adjustment expenses decreased to 55.5% for the year ended December 31, 1997 from 63.7% in 1996. Such decrease was the result of claims from prior years that were settled and paid in 1996 for higher than reserved amounts.

     Policy acquisition expenses increased to $9.7 million for the year ended December 31, 1997 from $7.7 million in 1996, representing an increase of $2.0 million, or 25.6%. The increase corresponds directly to the increase in premium volume. As a percentage of net written premiums, policy acquisition expenses were 25.8% and 24.7% for the year ended December 31, 1997 and 1996, respectively.

     Corporate general and administrative expenses increased to $4.6 million for the year ended December 31, 1997 from $302,000 in 1996. Such increase was attributable to the creation of a corporate function in the fourth quarter of 1996 that did not exist prior to the reverse merger. Corporate general and administrative expenses represented 4.2% of total revenues for the year ended December 31, 1997.

     Depreciation and amortization expense increased to $2.6 million for the year ended December 31, 1997 from $320,000 in 1996, representing an increase of $2.3 million. The increase is a result of the increase of goodwill amortization resulting from the acquisitions completed by the Company in 1997. As a percentage of total revenues, depreciation and amortization expense increased to 2.4% for the year ended December 31, 1997 from 0.8% in 1996. Such increase was attributable to the implementation of the Company's acquisition strategy.

     Other expenses decreased to $2.3 million for the year ended December 31, 1997 from $2.7 million in 1996, representing a decrease of approximately $400,000. Such decrease was primarily attributable to the return of certain ceding commissions, which are calculated based on historical experience in relation to certain reinsurance contracts. The inclusion of the return of ceding commissions as an other expense item conforms to insurance industry standards. As a percentage of net written premiums, other expenses decreased to 6.2% for the year ended December 31, 1997 from 8.5% in 1996. Such decrease reflects the positive impact of the ceding commissions.

NET CORPORATE INTEREST INCOME

     Net Corporate interest income increased to $965,000 for the year ended December 31, 1997 from zero in 1996. Such increase was attributable to the increase in cash and cash equivalent balances for the Company, excluding specialty insurance and outsourced business services.

  Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

     Total revenues increased $4.9 million, or 16%, from $30.9 million in 1995 to $35.8 million in 1996. Premiums earned increased approximately $700,000 on an increase of $4.5 million in net written premiums in 1996. Much of the increase in net written premiums was recorded in the second half of 1996, which directly impacted Century's earned premium. On a gross written basis, Century reported an increase of $5.2 million in 1996, $5.0 million of which was generated through brokerages and $800,000 of which was generated through general agencies. These increases were offset by a $1.3 million decline in Century's remedial action coverages.

     Century reported increases in net investment income of $223,000 and net realized gains on investments of $1.4 million in 1996. Net investment income grew 6.7% on invested assets of $68.6 million in 1996. Century's $1.4 million increase in net realized gains on investments from $166,000 in 1995 to $1.5 million in 1996 is attributable to the gains realized on the sale of certain equity investments.

     Other income increased $949,000 in 1996 over 1995 and is attributable to non-recurring income of $1.1 million from the American Sentinel settlement, higher commission income of $400,000 and SMR revenues of $600,000 since its acquisition.

     Total expenses increased $3.7 million to $29.7 million in 1996 from $26.0 million in 1995. Such increase was primarily attributable to an increase in loss and loss adjustment expenses ("LAE") of $2.5 million, and an increase in operating expenses of $1.1 million, which reflects the impact of the Company's acquisitions made in 1996. While losses incurred have increased $844,000, loss development from prior years increased $1.4 million and primarily relate to property losses, which were higher than normal. In addition, Century has experienced increases in LAE to $6.2 million in 1996 from $4.5 million in 1995. Such increases are attributable to Century's business mix, primarily its casualty lines of business, and to the general litigation climate. The casualty lines of business generally have higher loss adjustment costs relative to premium dollars. Another factor affecting this increase is the court ruling in the case of Montrose Chemical Corporation v. Admiral Insurance Company. The California Supreme Court adopted a "continuous trigger of coverage" in cases involving continuous and progressive third party damage claims. Insurance companies are liable for claims occurring prior to the policy period for claims which continued to progress during the course of the policy term. The exposure to Century does not have a residual impact on loss reserves but does have a direct effect on the Company's loss adjustment reserving practices due to a higher potential for claims handling and litigation costs.

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

     The following table reflects the loss, LAE, expense, combined, net investment and operation ratios of Century on a generally accepted accounting principles ("GAAP") basis for each of the years ended December 31, 1997, 1996 and 1995:

                                                                     YEAR ENDED DECEMBER
                                                                             31,
                                                                    ---------------------
                                                                    1997    1996     1995
                                                                    ----    -----    ----
        Loss ratio...............................................   34.3     41.3    39.2
        LAE ratio................................................   21.2     22.5    16.9
        Expense ratio............................................   32.2     38.0    39.9
        Combined ratio...........................................   87.7    101.8    96.0
        Net investment ratio.....................................   12.2     12.9    12.4
        Operating ratio..........................................   75.5     88.9    83.6

  Expenses

     The expense ratio reflected in the foregoing table is the relationship of operating costs to net earned premiums on a GAAP basis. Expense ratios have been favorably impacted by reinsurance contingencies.

  Liability for Losses and Loss Expenses Payable

     As of December 31, 1997, the liability for losses and LAE constituted 36.3% of Century's consolidated liabilities. Century has established reserves that reflect its estimates of the total losses and LAE it will ultimately be required to pay under insurance and reinsurance policies. Such reserves include losses that have been reported but not settled and losses that have been incurred but not reported ("IBNR"). Loss reserves are established on an undiscounted basis after reductions for deductibles and estimates of salvage subrogation.

     For reported losses, Century establishes reserves on a "case" basis within the parameters of coverage provided in the related policy. For IBNR losses, Century estimates reserves using established actuarial methods. Case and IBNR loss reserve estimates reflect such variables as past loss experience, social trends in damage awards, changes in judicial interpretation of legal liability and policy coverages, and inflation. Century takes into account not only monetary increases in the cost of what is insured, but also changes in societal factors that influence jury verdicts and case law and, in turn, claim costs. Century's loss reserves have been certified in accordance with the requirements of the National Association of Insurance Commissioners.

     The consolidated and combined financial statements of Century include the estimated liability for unpaid losses and LAE of Century's insurance operations. Reserves for unpaid losses covered by insurance policies and bonds consist of reported losses and IBNR losses. These reserves are determined by claims personnel and the use of actuarial and statistical procedures and they represent undiscounted estimates of the ultimate cost of all unpaid losses and LAE through year end. Although management uses many resources to calculate reserves, a degree of uncertainty is inherent in all such estimates. Therefore, no precise method for determining ultimate losses and LAE exist. These estimates are subject to the effect of future claims settlement trends and are continually reviewed and adjusted (if necessary) as experience develops and new information becomes known. Any such adjustments are reflected in current operations. See Footnote 6 to the Consolidated and Combined Financial Statements contained herein for the activity in the liability for unpaid losses and loss expenses for the years ended December 31, 1997, 1996, and 1995.

ANALYSIS OF LOSS AND LAE DEVELOPMENT

     The historical pattern of redundancy might not be indicative of experience which may emerge in the future.

                                                                YEAR ENDED DECEMBER 31,
                        --------------------------------------------------------------------------------------------------------
                         1987     1988     1989     1990      1991      1992      1993      1994      1995      1996      1997
                        ------   ------   ------   -------   -------   -------   -------   -------   -------   -------   -------
                                                                     (in thousands)
  Net liability for
    losses and loss
    expenses........... $3,484   $7,202   $8,168   $10,428   $12,775   $14,107   $21,023   $25,278   $28,088   $32,985   $42,399
  Cumulative amount of
    net liability paid
    through:
      One year later...  1,566    2,985    2,404     2,404     2,811     3,026     4,131     6,309     8,785     8,773        --
      Two years
         later.........  2,172    3,876    3,433     4,090     4,894     3,848     7,503    11,161    14,478
      Three years
         later.........  2,623    4,398    4,322     5,239     5,372     4,786     9,346    13,936
      Four years
         later.........  2,759    4,799    4,984     5,184     6,010     5,119    10,620
      Five years
         later.........  2,907    5,140    4,880     5,352     6,102     5,550
      Six years
         later.........  2,927    5,147    4,953     5,352     6,192
      Seven years
         later.........  2,935    5,152    4,947     5,366
      Eight years
         later.........  2,935    5,135    4,944
      Nine years
         later.........  2,917    5,128
      Ten years
         later.........  2,909

                                                                YEAR ENDED DECEMBER 31,
                        --------------------------------------------------------------------------------------------------------
                         1987     1988     1989     1990      1991      1992      1993      1994      1995      1996      1997
                        -------  -------  -------  -------   -------   -------   -------   --------  --------  --------  --------
                                                                     (in thousands)
  The retroactively
    reestimated net
    liability for loss
    and loss expenses
    as of:
      One year later...  4,277    7,406    8,388    10,674    12,003    12,587    18,910    23,049    28,246    31,829        --
      Two years
         later.........  4,032    7,445    8,504     9,239    10,877     9,829    17,531    22,193    27,059
      Three years
         later.........  4,042    7,419    7,025     8,183     8,419     8,899    16,174    20,686
      Four years
         later.........  4,028    6,365    6,668     6,631     8,675     7,822    14,801
      Five years
         later.........  3,420    6,311    5,638     6,320     7,467     6,744
      Six years
         later.........  3,406    5,534    5,243     5,823     6,679
      Seven years
         later.........  3,009    5,308    5,133     5,532
      Eight years
         later.........  2,949    5,230    4,967
      Nine years
         later.........  2,926    5,138
      Ten years
         later.........  2,915
                        -------  -------  -------  -------   -------   -------   -------   --------  --------  --------  --------
  Net cumulative
    redundancy......... $  569   $2,064   $3,201   $ 4,896   $ 6,096   $ 7,363   $ 6,222   $ 4,592   $ 1,029   $ 1,156   $    --
                        =======  =======  =======  =======   =======   =======   =======   ========  ========  ========  ========
  Gross
    liability -- end of
    year...............                                                                    $34,661   $37,002   $41,099   $50,655
  Reinsurance
    recoverable........                                                                      9,383     8,914     8,114     8,256
                                                                                           --------  --------  --------  --------
  Net liability -- end
    of year............                                                                    $25,278   $28,088   $32,985   $42,399
                                                                                           ========  ========  ========  ========

LIQUIDITY AND CAPITAL RESOURCES

  Financial Condition

     Century had cash and investments, excluding mortgage loans, of $99.0 million, $104.8 million, and $57.5 million at December 31, 1997, 1996 and 1995, respectively. The $47.3 million increase from 1995 to 1996 is a result of Century's generation of proceeds from stock issuances from exercises of outstanding options and warrants and the Private Placement (defined herein), profits and additional loss reserves on an increasing volume of liability coverages which have slower payout patterns than property coverages.

     Net cash provided by operating activities for the years ended December 31, 1997, 1996, and 1995 was $4.7 million, $13.2 million, and $3.6 million, respectively. These amounts were adequate to meet the majority of Century's capital expenditure, operating and acquisition costs and resulted primarily from earnings and the timing of reinsurance contingency transactions.

     Net cash provided by (used in) financing activities for the years ended December 31, 1997, 1996, and 1995 was $15.6 million, $35.7 million, and $(5.6)
million, respectively. During 1996, Century realized approximately $38.2 million in cash proceeds from a private placement and from stock issuances, offset in part by dividends paid to Alliance Holding by CSC and CSU prior to the Merger Transactions.

  Sources of Cash

     The Company's principal source of revenue from its business outsourcing services operation is the collection of fees from professional services rendered to its clients in the areas of information technology consulting, tax return preparation and compliance, and business valuations, as well as other areas that have been previously discussed.

     Century's principal source of revenue from its specialty insurance services operations consists of insurance and reinsurance premiums, investment income, commission and fee income, and proceeds from sales and maturities of investment securities. Premiums written become premiums earned for financial statement purposes as the premium is earned incrementally over the term of each insurance policy and after deducting the amount of premium ceded to reinsurers pursuant to reinsurance treaties or agreements. The property and liability operation of Century generates positive cash flow from operations as a result of premiums being received in advance of the time when the claim payments are made.

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

     Ohio law limits the payment of dividends to Century. The maximum dividend that may be paid without prior approval of the Director of Insurance of the State of Ohio is limited to the greater of the statutory net income of the preceding calendar year or 10% of total statutory shareholder's equity as of the prior December 31.

     The Company has a $50 million revolving credit facility with Bank of America, National Trust & Savings Association ("Bank of America"), as Agent. At December 31, 1997, approximately $8 million was outstanding under such credit facility. The interest rate under the credit facility is, at the Company's option, either: (a) the higher of (i) 0.50% per annum above the latest Federal Funds Rate or (ii) the rate of interest in effect from time to time announced by the Bank of America, San Francisco, California office as its "reference rate," or (b) a floating rate based on certain offshore dollar interbank market rates. The credit facility requires the Company to comply with various affirmative and negative covenants, including (a) observance of various financial and other covenants, (b) restrictions on additional indebtedness, (c) restrictions on dividend payments and (d) restrictions on certain liens, mergers, dispositions of assets and investments. The Company must also maintain a net worth equal to the sum of (a) $88 million plus (b) 70% of subsequent net income plus (c) the proceeds of any equity security offerings.

     In December 1996, Century issued and sold 3,251,888 units of Century (the "Units") for $9.00 per Unit (the "Private Placement"). Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock of Century at an exercise price of $11.00 per share exercisable, in whole or in part, for a three year period from the date of issuance. The Private Placement resulted in net proceeds of approximately $27.7 million, after deducting the placement agent fee and other estimated expenses associated with the Private Placement.

     In addition, Westbury (Bermuda) Ltd. formerly known as MGD Holdings ("Westbury"); the Harve A. Ferrill Trust U/A 12/31/69 (the "Ferrill Trust"); and WeeZor I Limited Partnership ("WeeZor"), affiliates of each of Messrs. Michael
G. DeGroote, Chairman of the Board of Century; Harve A. Ferrill and Richard C. Rochon, directors of Century, respectively, purchased an aggregate of 616,611 Units. Upon issuance of the second tranche of the Units, Century received an additional $5.3 million in proceeds.

     On February 6, 1998, the Company accepted subscriptions for 5,000,000 shares of the Company's Common Stock, consisting of 3,800,000 newly-issued shares and 1,200,000 shares of outstanding Common Stock offered by certain selling shareholders. The Company received proceeds of approximately $41 million for the newly issued shares. Such proceeds will be used for general corporate purposes, including acquisitions. Additionally, the selling shareholders either exercised or caused to be exercised an aggregate of 1.4 million warrants, resulting in additional proceeds to the Company of $3.7 million. A subscription for 500,000 shares of the 5,000,000 shares was received from Westbury. The purchase of these shares by an affiliate of Mr. DeGroote, who is Chairman of the Board of Directors, President and Chief Executive Officer of Century, is conditioned, among other things, to shareholder approval at the Annual Meeting scheduled for April 30, 1998.

     The Company had 22,379,387 warrants outstanding at December 31, 1997 with exercise prices ranging from $1.075 to $13.06 which expire at various times through October 18, 2000. If all warrants were exercised during this timeframe, the Company would receive proceeds of approximately $118.4 million.

USES OF CASH AND LIQUIDITY OUTLOOK

     OPERATIONS. Century made capital expenditures of $2,284,000, $286,000 and $223,000 for the years ended December 31, 1997, 1996 and 1995, respectively, which included expenditures for fixed assets for normal replacement, compliance with regulations and market development. During the year ended December 31, 1997, Century funded capital expenditures from cash on hand and operating cash flow. Century anticipates that during 1998, it will continue to fund expenditures from operating cash flow supplemented by borrowing under its revolving credit facility, as necessary. Management believes that Century currently has sufficient cash and lines of credit to fund current operations and expansion thereof.

     Cash used in investing activities for the years ended December 31, 1997, 1996 and 1995 primarily came as the result of differences in the purchases and sales of investments and the effect of certain business acquisitions.

     Century is required to establish a reserve for unearned premiums. Century's principal costs and factors in determining the level of profit are the difference between premiums earned and losses, LAE and agent commissions. Loss and LAE reserves are estimates of what an insurer expects to pay on behalf of claimants. Century is required to maintain reserves for payment of estimated losses and LAE for both reported claims and for IBNR claims. Although the ultimate liability incurred by Century may be different from current reserve estimates, management believes that the reserves are adequate.

     Century believes its cash flow from operations and available financial resources provide for adequate liquidity to fund existing and anticipated capital and operational requirements as well as to fund future growth and expansion. Management is not aware of any current recommendations by regulatory authorities that, if implemented, could have a material impact on Century's liquidity, capital resources and operations.

     YEAR 2000. The Company's business depends in part upon its ability to store, retrieve, process and manage significant databases and periodically, to expand and upgrade its information processing capabilities. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has reviewed and continues to review, on a regular basis, its computer equipment and software systems with regard to Year 2000 problems. The Company has formulated a plan and methodology for addressing Year 2000 problems and is currently implementing such plans.

     ACQUISITIONS. Century's strategy is to expand aggressively its specialty insurance and business outsourcing services operations through internal growth and by acquiring and integrating existing businesses. Century makes its decision to acquire or invest in businesses based on financial and strategic considerations. The Company normally funds its acquisitions through a combination of restricted Common Stock and cash. See "Business and Properties -- Business Strategy." The businesses acquired to date, with one exception, have been accounted for under the purchase method of accounting and, accordingly, are included in the financial statements from the date of acquisition.

     On November 14, 1997, the Company filed two shelf registration statements with the Securities and Exchange Commission to register an aggregate of 7,729,468 shares of Common Stock to be issued from time to time in connection with acquisitions and up to an aggregate of $125,000,000 of debt securities, Common Stock or Warrants to be issued and sold from time to time by the Company. The registration statements became effective in December 1997. To date, the Company has not issued any securities under either registration statement.

     Management believes that Century currently has sufficient resources, including cash on hand, cash flow from operating activities, credit facilities and access to financial markets to fund current and planned operations, service any outstanding debt and make certain acquisitions. However, substantial additional capital may be necessary to fully implement Century's aggressive acquisition program. There can be no assurance that additional financing will be available on a timely basis, if at all, or that it will be available in the amounts or on terms acceptable to Century.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

     This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this Annual Report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and plans and objectives for future performance are forward-looking statements. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on Century's results of operations and financial condition are:
(i) Century's ability to grow through acquisitions of strategic and complementary businesses; (ii) Century's ability to finance such acquisitions;
(iii) Century's ability to manage growth; (iv) Century's ability to integrate the operations of acquired businesses; (v) Century's ability to attract and retain experienced personnel; (vii) Century's ability to store, retrieve, process and manage significant databases; (vii) Century's ability to manage pricing of its insurance products and adequately reserve for losses; (ix) the impact of current and future laws and governmental regulations affecting Century's operations; and (x) market fluctuations in the values or returns on assets in Century's investment portfolios.

ITEM 7A.

     QUANTITATIVE INFORMATION ABOUT MARKET RISK. The Company does not engage in trading market risk sensitive instruments. Neither does the Company purchase as investments, hedges or for purposes "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered no swaps.

     QUALITATIVE INFORMATION ABOUT MARKET RISK. The Company's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which the Company could borrow funds under its Credit Facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set forth in Item 14(a) hereof.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Election of Directors" in the Company's definitive proxy statement (the "Proxy Statement") relating to the 1998 Annual Stockholders Meeting (the "Annual Meeting"), is incorporated herein by reference. The information regarding directors and executive officers of the Company is contained in Part I of this Annual Report under a separate item captioned "Directors and Executive Officers of Century Business Services, Inc."

ITEM 11. EXECUTIVE COMPENSATION

     The information appearing under the caption "Executive Compensation" in the Proxy Statement relating to the Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the captions "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

        3. Exhibits.

           The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

   EXHIBIT NO.                                      DESCRIPTION
   -----------    -------------------------------------------------------------------------------
        3.1       Amended and Restated Certificate of Incorporation of the Company (filed as
                  Exhibit 3.1 to the Company's Registration Statement on Form 10, file no.
                  0-25890, and incorporated herein by reference).
        3.2       Certificate of Amendment of the Certificate of Incorporation of the Company
                  dated October 18, 1996 (filed as Exhibit 3.2 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).
        3.3*      Certificate of Amendment of the Certificate of Incorporation of the Company
                  effective October 23, 1997.
        3.4       Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the
                  Company's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
        4.1       Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
        4.2       Promissory Note, dated October 18, 1996, in the original aggregate principal amount of $4.0 million issued by the Company payable to Alliance Holding (filed as Exhibit 99.7 to the Company's Current Report on Form 8-K dated October 18,
                  1996, and incorporated herein by reference).
       4.3*       Form of Warrant for the purchase of the Company's Common Stock.
       10.1       Credit Agreement dated as of October 2, 1997 by and among Century and its
                  Subsidiaries, as Borrowers, and Bank of America National Trust and Savings
                  Association, as Agent and Letter of Credit Bank (filed as Exhibit 10.1 to the
                  Company's Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference).

   EXHIBIT NO.                                      DESCRIPTION
   -----------    -------------------------------------------------------------------------------
       10.2       Agreement and Plan of Merger by and among Century Business Services, Inc.,
                  Republic/CSA Acquisition Corporation, Republic/CSU Acquisition Corporation,
                  Alliance Holding, CSC and CSU (filed as Appendix I to the Company's Definitive
                  Schedule 14C Information Statement dated September 23, 1996 and incorporated herein by reference).
       10.3       Amendment No. 1 to Agreement and Plan of Merger by and among Century Business
                  Services, Inc. Republic/CSA Acquisition Corporation, Republic/CSU Acquisition
                  Corporation, Alliance Holding, CSC and CSU (filed as Appendix IV to the
                  Company's Definitive Schedule 14C Information Statement dated September 23,
                  1996 and incorporated herein by reference).
       10.4       Amendment No. 2 to Agreement and Plan of Merger by and among IASI, Republic/CSA
                  Acquisition Corporation, Republic/CSU Acquisition Corporation, Alliance
                  Holding, CSC and CSU (filed as Appendix V to the Company's Definitive Schedule
                  14C Information Statement dated September 23, 1996 and incorporated herein by reference).
       10.5       Agreement and Plan of Merger by and among Century Business Services, Inc.,
                  Century/SMR Acquisition Co., SMR and its shareholders dated November 30, 1996
                  (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1996 and incorporated herein by reference).
       10.6       1996 Employee Stock Option Plan (filed as Appendix I to the Company's Proxy
                  Statement 1997 Annual Meeting of Stockholders dated April 1, 1997 and incorporated herein by reference).
       10.7*      Amendment to 1996 Employee Stock Option Plan, effective December 8, 1997.
       10.8       Agents 1997 Stock Option Plan (filed as Appendix II to the Company's Proxy
                  Statement 1997 Annual Meeting of Stockholders dated April 1, 1997 and incorporated herein by reference).
       10.9*      Subscription Agreement by and between Century Business Services, Inc. and
                  Westbury (Bermuda) Ltd., dated February 6, 1998.
       21.1*      List of Subsidiaries of Century Business Services, Inc.
       24.1*      Consent of KPMG Peat Marwick LLP.

---------------
* Indicates documents filed herewith.

     (b) Reports on Form 8-K

         Century Business Services, Inc. filed the following Current Reports on Form 8-K during 1997:

         Current Report on Form 8-K dated February 19, 1997, as amended on Form 8-K/A filed on April 2, 1997.
         Current Report on Form 8-K dated April 3, 1997.
         Current Report on Form 8-K dated April 21, 1997.
         Current Report on Form 8-K dated July 23, 1997, as amended on Form 8-K/A dated October 3, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Century has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTURY BUSINESS SERVICES, INC.
                                                       (Registrant)

                                          By: /s/ GREGORY J. SKODA
                                            ------------------------------------
                                            Gregory J. Skoda
                                            Executive Vice President
                                            February 17, 1998

     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below on this Annual Report hereby constitutes and appoints Michael G. DeGroote and Gregory J. Skoda and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution for him and his name, place and stead, in any and all capacities (until revoked in writing), to sign any and all amendments to this Annual Report of Century Business Services, Inc. and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that each of said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below the following persons on behalf of Century Business Services, Inc. and in the capacities and on the date indicated above.

/s/ MICHAEL G. DEGROOTE                         /s/ JOSEPH S. DIMARTINO
----------------------------------------        ----------------------------------------
Michael G. DeGroote                             Joseph S. DiMartino
Chief Executive Officer, President,             Director
Chairman of the Board and Director

/s/ GREGORY J. SKODA                            /s/ HARVE A. FERRILL
----------------------------------------        ----------------------------------------
Gregory J. Skoda                                Harve A. Ferrill
Executive Vice President                        Director
and Director

/s/ CHARLES DELL HAMM, JR.                      /s/ HUGH P. LOWENSTEIN
----------------------------------------        ----------------------------------------
Charles Dell Hamm, Jr.                          Hugh P. Lowenstein
Chief Financial Officer                         Director
(Principal Financial and Accounting
  Officer)

/s/ RICK L. BURDICK                             /s/ RICHARD C. ROCHON
----------------------------------------        ----------------------------------------
Rick L. Burdick                                 Richard C. Rochon
Director                                        Director

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        -----
CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
  Independent Auditors' Report........................................................    F-2
  Consolidated and Combined Balance Sheets as of
     December 31, 1997 and 1996.......................................................    F-3
  Consolidated and Combined Statements of Income For the Years Ended
     December 31, 1997, 1996 and 1995.................................................    F-4
  Consolidated and Combined Statements of Shareholders' Equity For the Years Ended
     December 31, 1997, 1996 and 1995.................................................    F-5
  Consolidated and Combined Statements of Cash Flows For the Years Ended
     December 31, 1997, 1996 and 1995.................................................    F-6
  Notes to Consolidated and Combined Financial Statements.............................    F-7
  Schedule I -- Summary of Investments -- Other than Investments in Related
     Parties as of December 31, 1997..................................................   F-28
  Schedule III -- Supplementary Insurance Information For the Years Ended
     December 31, 1997, 1996 and 1995.................................................   F-29
  Schedule IV -- Reinsurance For the Years Ended
     December 31, 1997, 1996 and 1995.................................................   F-30

                          INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
CENTURY BUSINESS SERVICES, INC.

     We have audited the accompanying consolidated and combined financial statements of Century Business Services, Inc. and Subsidiaries as listed in the accompanying index on page F-1. In connection with our audits of the consolidated and combined financial statements, we have also audited the financial statement schedules as listed in the accompanying index on page F-1. These consolidated and combined financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

     In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Century Business Services, Inc. and Subsidiaries at December 31, 1997 and 1996, and the results of their operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG PEAT MARWICK LLP

Cleveland, Ohio
February 17, 1998

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                           DECEMBER 31, 1997 AND 1996

                                                                           1997         1996
                                                                         --------     --------
  ASSETS
Cash and cash equivalents..............................................  $ 21,148     $ 39,874
Accounts receivable, less allowance for doubtful accounts of $1,472 and
  $0, respectively.....................................................    32,235          598
Premiums receivable, less allowance for doubtful accounts of $281 and
  $284, respectively...................................................     7,812        7,013
Investments (Note 4):
  Fixed maturities held to maturity, at amortized cost.................    14,528       15,481
  Securities available for sale, at fair value.........................    59,138       44,684
  Mortgage loans.......................................................     1,839        3,685
  Short-term investments...............................................     4,215        4,799
                                                                         --------     --------
     Total investments.................................................    79,720       68,649
Deferred policy acquisition costs (Note 8).............................     4,478        4,345
Reinsurance recoverables (Note 7)......................................    15,215       11,185
Excess of cost over net assets of businesses acquired, net of
  accumulated amortization of $1,297 and $33, respectively (Note 2)....    89,856        6,048
Net assets held for disposal (Note 15).................................        --       22,999
Notes receivable (Note 15).............................................    16,579           --
Other assets...........................................................    20,524        6,619
                                                                         --------     --------
TOTAL ASSETS...........................................................  $287,567     $167,330
                                                                         ========     ========
LIABILITIES
Accounts payable.......................................................  $  9,437     $    136
Losses and loss expenses payable (Note 6)..............................    50,655       41,099
Unearned premiums......................................................    22,656       18,637
Notes payable, bank debt and capitalized leases (Note 11)..............    20,312        3,211
Income taxes (Note 10).................................................     2,958        1,994
Accrued expenses.......................................................    27,167        5,355
Other liabilities......................................................     6,472        5,576
                                                                         --------     --------
TOTAL LIABILITIES......................................................   139,657       76,008
                                                                         --------     --------
SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share (Note 5)
  Authorized             -- 100,000,000 shares
  Issued and outstanding --  41,464,099 shares at December 31, 1997;
                          --  33,764,506 shares at December 31, 1996...       415          338
Additional paid-in capital.............................................   127,517       80,446
Retained earnings......................................................    18,372        6,842
Net unrealized appreciation of investments (net of tax)................     1,606        3,696
                                                                         --------     --------
TOTAL SHAREHOLDERS' EQUITY.............................................   147,910       91,322
                                                                         --------     --------
Commitments and contingencies (Note 12)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................  $287,567     $167,330
                                                                         ========     ========

See the accompanying notes to the consolidated and combined financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 1997        1996        1995
                                                               --------     -------     -------
Revenues:
  Business services fees and commissions.....................  $ 63,411     $ 1,606     $    --
  Specialty insurance services (regulated):
     Premiums earned (Note 7)................................    37,238      27,651      26,962
     Net investment income (Note 4)..........................     4,524       3,564       3,341
     Net realized gains on investments (Note 4)..............     3,044       1,529         166
     Other income............................................        13       1,419         470
                                                               ---------    --------    --------
       Total revenues........................................   108,230      35,769      30,939
Expenses:
  Operating expenses -- business services....................    50,277       1,107          --
  Losses and loss adjustment expenses (Note 7)...............    20,682      17,624      15,117
  Policy acquisition expenses (Note 8).......................     9,670       7,699       7,774
  Corporate general and administrative expenses..............     4,578         302          --
  Depreciation and amortization expenses.....................     2,612         320          --
  Other expenses.............................................     2,331       2,655       3,157
                                                               ---------    --------    --------
       Total expenses........................................    90,150      29,707      26,048
Income from continuing operations before net corporate
  interest income and income tax expense.....................    18,080       6,062       4,891
Net corporate interest income................................       965          --          --
                                                               ---------    --------    --------
Income from continuing operations before income tax
  expense....................................................    19,045       6,062       4,891
Income tax expense (Note 10).................................     6,280       1,640       1,422
                                                               ---------    --------    --------
Income from continuing operations............................    12,765       4,422       3,469
Loss from operations of discontinued business (net of income tax expense (benefit) of $(316), $91 and $0,
  respectively)..............................................       663          38          --
Loss on disposal of discontinued business (net of income tax
  benefit of $305 in 1997) (Note 15).........................       572          --          --
                                                               ---------    --------    --------
       Net income............................................  $ 11,530     $ 4,384     $ 3,469
                                                               =========    ========    ========
Earnings per share (Note 3):
  Basic:
     Income from continuing operations.......................  $   0.35     $  0.25     $  0.24
     Loss from discontinued operations.......................     (0.04)         --          --
                                                               ---------    --------    --------
       Net income per share..................................  $   0.31     $  0.25     $  0.24
                                                               =========    ========    ========
  Diluted:
     Income from continuing operations.......................  $   0.26     $  0.18     $  0.20
     Loss from discontinued operations.......................     (0.02)         --
                                                               ---------    --------    --------
       Net income per share..................................  $   0.24     $  0.18     $  0.20
                                                               =========    ========    ========
     Weighted average common shares..........................    36,940      17,863      14,760
                                                               =========    ========    ========
     Weighted average common shares and dilutive potential
       common shares.........................................    48,904      24,032      16,956
                                                               =========    ========    ========

See the accompanying notes to the consolidated and combined financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

          CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                NET
                                                                ADDITIONAL                   UNREALIZED
                                                      COMMON     PAID-IN      RETAINED      APPRECIATION
                                          SHARES      STOCK      CAPITAL      EARNINGS     (DEPRECIATION)
                                        ----------    ------    ----------    ---------    --------------
December 31, 1994.....................  14,760,000     $148      $  18,551     $ 6,089        $ (1,208)
  Net income..........................          --       --             --       3,469              --
  Pre-merger capital contribution from
     parent...........................          --       --            595          --              --
  Pre-merger dividends paid to
     parent...........................          --       --             --      (5,350)             --
  Change in unrealized depreciation,
     net of deferred taxes............          --       --             --          --           4,474
                                        -----------   -----      ---------    --------         -------
December 31, 1995.....................  14,760,000      148         19,146       4,208           3,266
  Net income..........................          --       --             --       4,384              --
  Pre-merger capital contribution from
     parent...........................          --       --            595          --              --
  Pre-merger dividends paid to
     parent...........................          --       --             --      (1,750)             --
  Change in unrealized appreciation,
     net of deferred taxes............          --       --             --          --             430
  Reverse merger......................  10,858,158      108         16,136          --              --
  Stock issuances.....................   7,251,888       73         38,164                          --
  Stock options.......................     101,960        1          1,153          --              --
  Business acquisitions...............     792,500        8          5,252          --              --
                                        -----------   -----      ---------    --------         -------
December 31, 1996.....................  33,764,506      338         80,446       6,842           3,696
  Net income..........................          --       --             --      11,530              --
  Change in unrealized appreciation,
     net of deferred taxes............          --       --             --          --          (2,090)
  Reverse merger
  Stock issuances.....................     616,611        6          5,261          --              --
  Stock options.......................      53,032        1            334          --              --
  Warrants............................     533,032        5          2,819          --              --
  Business acquisitions...............   6,496,918       65         38,657          --              --
                                        -----------   -----      ---------    --------         -------
December 31, 1997.....................  41,464,099     $415      $ 127,517     $18,372        $  1,606
                                        ===========   =====      =========    ========         =======

See the accompanying notes to the consolidated and combined financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1997 1996 AND 1995

                                                                        1997         1996         1995
                                                                      --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations............................   $ 12,765     $  4,422     $  3,469
    Adjustments to reconcile net income to net cash provided by operating activities:
       Gain on sale of business....................................       (171)          --           --
       Net loss from operations of discontinued business...........       (663)         (38)          --
       Net loss on disposal of discontinued business...............       (572)          --           --
       Deprecation and amortization................................     12,282        7,969        8,143
       Deferred income taxes.......................................       (958)         (27)        (699)
    Cash provided by (used in) changes in assets and liabilities, net of acquisitions and dispositions:
         Accounts receivable, net..................................    (13,437)          --           --
         Premiums receivable, net..................................      3,117         (915)         (62)
         Deferred policy acquisition costs.........................     (9,803)      (8,616)      (7,476)
         Reinsurance recoverables, net.............................     (4,030)       1,462       (1,671)
         Other assets..............................................     (6,166)      (1,540)        (527)
         Accounts payable..........................................      6,069          136           --
         Losses and loss expenses payable..........................      6,947        4,097        2,341
         Unearned premiums.........................................     (1,582)       3,001          183
         Income taxes..............................................        889          646          725
         Accrued expenses..........................................     16,505        1,105          533
         Other liabilities.........................................     (1,855)       3,156        1,242
         Non-cash charges and working capital changes from
           discontinued operations.................................    (15,620)          --           --
         Other, net................................................        993       (1,693)      (2,599)
                                                                      --------     --------     --------
    Net cash provided by operating activities......................      4,710       13,165        3,602
                                                                      --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed maturities, held to maturity...................       (869)      (1,318)        (269)
  Purchase of fixed maturities, available for sale.................    (21,222)     (12,408)      (9,552)
  Purchase of equity securities, available for sale................     (2,816)      (2,921)        (228)
  Redemption of fixed maturities, held to maturity.................      1,172        1,000        1,281
  Sale of fixed maturities, available for sale.....................      6,006        9,333        7,089
  Sale of equity securities, available for sale....................      1,285          675          150
  Increase in mortgage loans.......................................         --       (1,275)      (1,342)
  Principal receipts on mortgage loans.............................      1,846          983          910
  Change in short-term investments.................................        584       (3,956)          27
  Business acquisitions, net of cash acquired......................    (35,822)         912           --
  Proceeds from dispositions of businesses.........................     10,700           --           --
  Acquisition of property and equipment, net.......................     (2,284)        (286)        (223)
                                                                      --------     --------     --------
    Net cash used in investing activities..........................    (41,420)      (9,261)      (2,157)
                                                                      --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Pre-merger dividends paid to parent..............................         --       (1,750)      (5,350)
  Proceeds from debt...............................................     13,416           --           --
  Repayment of debt................................................     (6,233)        (836)        (295)
  Proceeds from stock issuances....................................      5,267       38,237           --
  Proceeds from exercise of stock options and warrants.............      3,159           --           --
                                                                      --------     --------     --------
    Net cash provided by (used in) financing activities............     15,609       35,651       (5,645)
                                                                      --------     --------     --------
Net increase (decrease) in cash and cash equivalents...............    (21,101)      39,555       (4,200)
Cash and cash equivalents at beginning of year.....................     42,249        2,694        6,894
                                                                      --------     --------     --------
Cash and cash equivalents at the end of year:
  Continuing operation.............................................     21,148       39,874        2,694
  Discontinued operations..........................................         --        2,375           --
                                                                      --------     --------     --------
Total cash and cash equivalents at end of year.....................   $ 21,148     $ 42,249     $  2,694
                                                                      ========     ========     ========

See the accompanying notes to the consolidated and combined financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Century Business Services, Inc. and subsidiaries (the "Company") is a diversified services organization which, acting through its subsidiaries, provides outsourced business services, including specialty insurance services, to small and medium sized commercial enterprises throughout the United States.

  RESI Transaction

     On October 18, 1996, Republic Environmental Services, Inc. ("RESI") issued
(a) an aggregate of 14,760,000 shares of RESI common stock, par value $0.01 per share ("RESI Common Stock"), (b) warrants to purchase an aggregate of 4,200,000 additional shares of RESI Common Stock at exercise prices ranging from $2.625 to $3.875 per share, expiring in two to four years and (c) a promissory note in principal amount of $4,000,000 in exchange for the stock of Century Surety Company ("CSC") and Commercial Surety Agency, Inc. d.b.a. Commercial Surety Underwriters ("CSU") (together the "Alliance Companies") ("the RESI Transaction"). The RESI transaction was accounted for as a reverse merger whereby the Alliance Companies gained a controlling interest in the stock of RESI. Contemporaneously, RESI changed its name to International Alliance Services, Inc. On June 24, 1996, the Company began trading under the symbol "IASI" in anticipation of the merger with Alliance Companies, which ultimately resulted in a change of its name to Century Business Services, Inc.

     The consolidated and combined financial statements presented herein are as follows:

          i. Consolidated and Combined Balance Sheets of the Company at December 31, 1997 and 1996;

          ii. Consolidated and Combined Statements of Income of the Company for the years ended December 31, 1997, 1996 and 1995:

          iii. Consolidated and Combined Statements of Shareholders' Equity of the Company for the years ended December 31, 1997, 1996 and 1995;

          iv. Consolidated and Combined Statements of Cash Flows of the Company for the years ended December 31, 1997, 1996 and 1995.

     The following are significant accounting policies followed by the Company.

  Basis of Consolidation

     The Company's consolidated and combined financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Accounting Estimates

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

     Management believes that the recorded liability for losses and loss expenses is adequate. While management uses available information to estimate losses and loss expenses payable, future changes to the liability may be necessary based on claims experience and changing claims frequency and severity of conditions. Management

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES also believes that deferred policy acquisition costs are recoverable, however, future costs that are associated with the business in the unearned premium liability could exceed management's estimates, causing the recorded asset to be unrecoverable in whole or in part. In addition, management's estimates of amounts recoverable from reinsurers, net of valuation allowance, are believed to be consistent with the claim liability, but the actual amounts recoverable could differ from those estimates. The amounts the Company will ultimately realize from the sale of the net assets held for disposal could differ from management's estimates of their realizable value.

  Cash and Cash Equivalents

     Cash and cash equivalents consists of funds held on deposit and short-term highly liquid investments with a maturity of three months or less at the date of purchase. At various times during the year, the Company had deposits with financial institutions in excess of the $100,000 federally insured limit.

  Excess of Cost over Net Assets of Businesses Acquired

     The excess of cost over the fair value of net assets of businesses acquired is being amortized on a straight-line basis over the expected periods to be benefited, which is generally 30 years. It is the Company's policy to evaluate the excess of cost over the net assets of businesses acquired based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows, undiscounted and without interest, would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses. Amortization expense from continuing operations was approximately $1,334,000, $33,000 and $0 in 1997, 1996 and 1995, respectively.

  Property and Equipment

     Property and equipment, which is included in other assets in the consolidated and combined balance sheets, are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over estimated useful lives.

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Earnings per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The Company adopted this standard, as required, for its December 31, 1997 financial statements. For the years presented, the company presents both basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

  Investments

     In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, all fixed maturity securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are stated at amortized cost; all other fixed maturity securities and all equity securities are classified as available for sale and are stated at fair value, with the unrealized gains and losses, net of deferred income tax, reported as a separate component of shareholders' equity. The Company has no investment securities classified as trading. Realized gains and losses on the sale of investments are determined on the basis of specific security identification and also includes other than temporary declines, if any. Interest income is recognized on the accrual basis and dividend income is recognized on the ex-dividend date.

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

  Stock Options

     Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  Losses and Loss Expenses Payable

     The liability for losses is provided based upon case basis estimates for losses reported in respect to direct business; estimates of unreported losses based on estimated loss experience; estimates received and supplemental amounts provided relating to assumed reinsurance; and deduction for estimated salvage and subrogation recoverable. The liability for loss expenses is established by estimating future expenses to be incurred in settlement of the claims provided for in the liability for losses. The liability for losses and loss expenses is not discounted.

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

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

  Business Risk

     The following is a description of the most significant risks facing property and casualty insurers and how the Company mitigates those risks:

     Inadequate Pricing Risk is the risk that the premium charged for insurance and insurance related products are insufficient to cover the costs associated with the distribution of such products which include: claim and loss costs, loss adjustment expenses, acquisition expenses, and other corporate expenses. The Company utilizes a variety of actuarial and other qualitative methods to set such levels

     Adverse Loss Development and Incurred But Not Reported ("IBNR") Risk is the risk inherent in the handling and settling of claims whose ultimate costs, which include loss costs, loss adjustment expenses, and other related expenses, are unknown at the time the claim is presented. An associated risk relates to claims which have been incurred, but for which the Company has no knowledge. The Company makes judgments as to the ultimate costs of presented claims and makes a provision for their future payment by establishing reserves for existing claims (case reserves) and for IBNR claims, however, there can be no assurance that the amounts reserved will be adequate to ultimately make all required payments.

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

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company mitigates this risk by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss. Management believes that the Company's positive cash flow from investment income and operations will enable the Company to operate without having to recognize significant losses from the sale of investments that have an unrealized holding loss as of December 31, 1997.

  Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

2. ACQUISITIONS

     During fiscal 1997, the Company continued its strategic acquisition program, purchasing the businesses of 39 complementary companies. These acquisitions comprised the following: ten accounting systems and tax advisory businesses, including Comprehensive Business Services, Inc. ("Comprehensive"), a franchisor of accounting services; eight specialty insurance businesses; four workers' compensation administration businesses; ten payroll administration/ benefits design and administration firms; three human resources/executive search firms; one valuation and appraisal group; two technology firms; and one broker/dealer.

     These acquisitions, with the exception of Business Management Services, Inc. and BMS Employee Benefits, Inc., (collectively, "BMS") were accounted for as a purchase, and accordingly, the operating results of the acquired companies have been included in the accompanying consolidated and combined financial statements since the dates of acquisition. The BMS acquisition was accounted for using the "pooling of interests" method of accounting. The Company's prior period financial statements have not been restated for the BMS acquisition as the transaction was considered immaterial.

     The aggregate purchase price of the aforementioned acquisitions was approximately $87.748 million, and includes future contingent consideration of up to $5.880 million in cash and 1,716,226 shares of restricted common stock, with an estimated stock value at date of acquisition of $17.848 million, based on the acquired companies' ability to meet certain performance goals. The aggregate purchase price, comprised of cash payments, issuance of promissory notes, and issuance of Common Stock, has been allocated to the net assets of the Company based upon their respective fair market values. The excess of the purchase price over net assets acquired (goodwill) approximated $89.856 million and is being amortized over periods not exceeding 30 years. As a result of the nature of the assets and liabilities of the businesses acquired, there were no material identifiable intangible assets or liabilities.

     The Company considers the following acquisitions as significant, and as such, are discussed separately below:

          In January 1997, Century acquired certain of the assets and business of Midwest Indemnity Corporation ("Midwest"), in exchange for $3.3 million in cash, 407,246 shares of restricted Common Stock and $1.8 million in non-interest bearing notes payable in installments through December 31, 1998. Midwest markets surety bond products throughout the United States through a system of approximately 100 independent agents and subagents. In conjunction with the acquisition of Midwest's assets, the Century Surety Group, which has developed the Company's surety bond business on a regional basis over the past nine years, entered into a strategic partnership with Gulf Insurance Company of New York (a Travelers/Aetna company). Under the terms of the partnership, Century Surety Underwriters has been designated Underwriting Services Administrator of Gulf's contract surety business.

          In June 1997, Century acquired ZA Business Services, Inc. for approximately $6.2 million in cash and 358,000 shares of restricted Common Stock. ZA Business Services, Inc., located in Philadelphia, provides a wide range of outsourced business services to a broad spectrum of industries as well as litigation support to the legal profession. It has satellite offices in Boston, Massachusetts; Milwaukee, Wisconsin and Harrisburg, Pennsylvania and serves a client base in excess of 1,500 businesses and individuals.

          In September 1997, Century acquired Valuation Counselors Group, Inc. for $6.75 million in cash and 558,026 shares of restricted Common Stock. This valuation and appraisal service business has locations in Illinois, California, Georgia, Massachusetts, Michigan, Missouri, New Jersey, New York, Texas, Virginia, Washington and Wisconsin.

          In October 1997, Century acquired Comprehensive, for 48,524 shares of Common Stock, $1.75 million in cash and 154,242 shares of restricted Common Stock. Comprehensive offers an extensive distribution network for the full range of Century business services.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

          In December 1997, Century acquired Robert D. O'Byrne & Associates, Inc. and its affiliate, The Grant Nelson Group, Inc. for $5.5 million in cash, 654,300 shares of restricted Common Stock at closing. Robert D. O'Byrne & Associates, Inc. and The Grant Nelson Group provide benefits administration services.

     The following data summarizes, on an unaudited pro forma basis, the combined results of continuing operations of the Company and the businesses acquired for the two years ended December 31, 1997. The pro forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies (in thousands):

                                                                       UNAUDITED
                                                                 ----------------------
                                                                   1997          1996
                                                                 --------      --------
        Net revenues -- pro forma.............................   $188,793      $159,689
                                                                 ========      ========
        Net income -- pro forma...............................   $ 14,347      $ 10,084
                                                                 ========      ========
        Earnings per common share -- pro forma
               -- basic.......................................   $   0.35      $   0.30
                                                                 ========      ========
               -- diluted.....................................   $   0.27      $   0.25
                                                                 ========      ========

3. EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. The Company adopted this standard, as required, for its December 31, 1997 financial statements. For the years presented, the Company presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

                                                                 FOR THE YEAR ENDED 1997
                                                        -----------------------------------------
                                                          INCOME          SHARES        PER-SHARE
                                                        (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                        -----------    -------------    ---------
     BASIC EARNINGS PER SHARE
     Income from continuing operations...............     $12,765          36,940        $  0.35
                                                                                          ------
     Warrants........................................           -          11,721
     Options.........................................           -             243
                                                          -------         -------
     DILUTED EARNINGS PER SHARE
     Income from continuing operations plus assumed
       conversions...................................     $12,765          48,904        $  0.26
                                                          =======         =======
                                                                                          ------

                                                                 FOR THE YEAR ENDED 1996
                                                        -----------------------------------------
                                                          INCOME          SHARES        PER-SHARE
                                                        (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                        -----------    -------------    ---------
     BASIC EARNINGS PER SHARE
     Income from continuing operations...............     $ 4,422          17,863        $  0.25
                                                                                          ------
     Warrants........................................          --           6,001
     Options.........................................          --             168
                                                          -------         -------
     DILUTED EARNINGS PER SHARE
     Income from continuing operations plus assumed
       conversions...................................     $ 4,422          24,032        $  0.18
                                                          =======         =======
                                                                                          ------

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                                                 FOR THE YEAR ENDED 1995
                                                        -----------------------------------------
                                                          INCOME          SHARES        PER-SHARE
                                                        (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                        -----------    -------------    ---------
     BASIC EARNINGS PER SHARE
     Income from continuing operations...............     $ 3,469          14,760        $  0.24
                                                                                         -------
     Warrants........................................          --           2,196
                                                          -------         -------
     DILUTED EARNINGS PER SHARE
     Income from continuing operations plus assumed
       conversions...................................     $ 3,469          16,956        $  0.20
                                                          =======         =======        -------


     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share for the years 1997 and 1996 were determined on the assumption that the options and warrants were exercised at the beginning of the period, or at time of issuance, if later. As a result, the Company's reported earnings per share for 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings per share (EPS) data was as follows:

     As a result of the adoption of SFAS No. 128 in 1997, the Company's reported earnings per share for 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings per share (EPS) was as follows:

                                                                      1996        1995
                                                                     ------      ------
        Per share amount
        Primary EPS as reported...................................   $ 0.21      $ 0.20
        Effect of SFAS No. 128....................................     0.04        0.04
                                                                     ------      ------
        Basic EPS as restated.....................................   $ 0.25      $ 0.24
                                                                     ======      ======

        Fully diluted EPS as reported.............................   $ 0.16      $ 0.20
        Effect of SFAS No. 128....................................     0.02          --
                                                                     ------      ------
        Diluted EPS as restated...................................   $ 0.18      $ 0.20
                                                                     ======      ======

4. INVESTMENTS

     The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1997 were as follows (in thousands):

                                                                GROSS         GROSS
                                                 AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                   COST         GAINS         LOSSES      FAIR VALUE
                                                 ---------    ----------    ----------    ----------
       U.S. Treasury securities and
          obligations of U.S. government
          corporations and agencies...........    $ 6,971        $ 47          $ 17        $  7,001
       Corporate securities...................      6,810          14            34           6,790
       Foreign corporate bonds................        317          16            --             333
       Mortgage-backed securities.............        430           8            --             438
                                                  -------        ----          ----         -------
          Totals..............................    $14,528        $ 85          $ 51        $ 14,562
                                                  =======        ====          ====         =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The amortized cost and estimated fair value of securities available for sale at December 31, 1997 were as follows (in thousands):

                                                                GROSS         GROSS
                                                 AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                   COST         GAINS         LOSSES      FAIR VALUE
                                                 ---------    ----------    ----------    ----------
     Fixed Maturities:
       U.S. Treasury securities and
          obligations of U.S. government
          corporations and agencies...........    $ 7,681       $  179         $ 17        $  7,843
       Corporate securities...................     16,817          226            7          17,036
       Foreign corporate bonds................      1,009           --           32             977
       Mortgage-backed securities.............     13,402          338            5          13,735
       Other-assets backed securities.........     11,842          120            8          11,954
                                                  -------       ------         ----         -------
                                                   50,751          863           69          51,545
     Equity securities........................      6,163        1,580          150           7,593
                                                  -------       ------         ----         -------
       Totals.................................    $56,914       $2,443         $219        $ 59,138
                                                  =======       ======         ====         =======

     Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1997, by contractual maturity, were as follows (in thousands):

                                                                   AMORTIZED   ESTIMATED
                                                                    COST       FAIR VALUE
                                                                   -------     ----------
        Due in one year or less..................................  $ 4,306      $  4,291
        Due after one year through five years....................    9,361         9,384
        Due after five years through ten years...................      355           356
        Due after ten years......................................       76            93
                                                                   -------       -------
                                                                    14,098        14,124
        Mortgage-backed securities...............................      430           438
                                                                   -------       -------
                                                                   $14,528      $ 14,562
                                                                   =======       =======

     The amortized cost and estimated fair value of fixed maturities available for sale at December 31, 1997, by contractual maturity, were as follows (in thousands):

                                                                   AMORTIZED   ESTIMATED
                                                                    COST       FAIR VALUE
                                                                   -------     ----------
        Due in one year or less..................................  $ 2,557      $  2,552
        Due after one year through five years....................   15,971        16,180
        Due after five years through ten years...................    6,237         6,353
        Due after ten years......................................      742           771
                                                                   -------       -------
                                                                    25,507        25,856
        Mortgage-backed securities...............................   13,402        13,735
        Other asset-backed securities............................   11,842        11,954
                                                                   -------       -------
                                                                   $50,751      $ 51,545
                                                                   =======       =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1996 were as follows (in thousands):

                                                                GROSS         GROSS
                                                 AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                   COST         GAINS         LOSSES      FAIR VALUE
                                                 ---------    ----------    ----------    ----------
     U.S. Treasury securities and obligations
       of U.S. government corporations and
       agencies...............................    $ 6,136        $ 28          $ 65        $  6,099
     Corporate securities.....................      8,850          18            96           8,772
     Mortgage-backed securities...............        495          10            --             505
                                                  -------        ----          ----         -------
       Totals.................................    $15,481        $ 56          $161        $ 15,376
                                                  =======        ====          ====         =======

     The amortized cost and estimated fair value of securities available for sale at December 31, 1996 were as follows (in thousands):

                                                                GROSS         GROSS
                                                 AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                   COST         GAINS         LOSSES      FAIR VALUE
                                                 ---------    ----------    ----------    ----------
     Fixed Maturities:
       U.S. Treasury securities and
          obligations of U.S. government
          corporations and agencies...........    $16,067       $  224         $ 93        $ 16,198
       Corporate securities...................     10,962           87           66          10,983
       Mortgage-backed securities.............      8,092          207            9           8,290
                                                  -------       ------         ----         -------
                                                   35,121          518          168          35,471
     Equity securities........................      4,349        5,022          158           9,213
                                                  -------       ------         ----         -------
       Totals.................................    $39,470       $5,540         $326        $ 44,684
                                                  =======       ======         ====         =======

     Net investment income was comprised of the following for the years ended December 31 as follows (in thousands):

                                                           1997        1996        1995
                                                          -------     -------     -------
        Interest........................................  $ 4,519     $ 3,652     $ 3,455
        Dividends.......................................      341         142          96
                                                          -------     -------     -------
          Total investment income.......................    4,860       3,794       3,551
        Less: investment expense........................     (336)       (230)       (210)
                                                          -------     -------     -------
          Net investment income.........................  $ 4,524     $ 3,564     $ 3,341
                                                          =======     =======     =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Realized gains and losses on investments for the years ended December 31 are as follows (in thousands):

                                                           1997        1996        1995
                                                          -------     -------     -------
        Realized gains:
          Available for sale:
             Fixed maturities...........................  $    26     $   117     $   114
             Equity securities..........................    3,066       1,381           9
          Other.........................................       --         125          73
                                                          -------     -------     -------
             Total realized gains.......................    3,092       1,623         196
                                                          -------     -------     -------
        Realized losses:
          Available for sale:
             Fixed maturities...........................       10          32          27
             Equity securities..........................       38          35           3
          Other.........................................       --          27          --
                                                          -------     -------     -------
             Total realized losses......................       48          94          30
                                                          -------     -------     -------
          Net realized gains on investments.............  $ 3,044     $ 1,529     $   166
                                                          =======     =======     =======

     The change in net unrealized appreciation (depreciation) of investments is summarized as follows (in thousands):

                                                           1997        1996        1995
                                                          -------     -------     -------
        Available for sale:
          Fixed maturities..............................  $   444     $  (708)    $ 2,147
          Equity securities.............................   (3,434)      1,437       3,583
                                                          -------     -------     -------
                                                          $(2,990)    $   729     $ 5,730
                                                          =======     =======     =======

     The components of unrealized appreciation on securities available for sale at December 31 were as follows (in thousands):

                                                           1997        1996        1995
                                                          -------     -------     -------
        Gross unrealized appreciation...................  $ 2,224     $ 5,214     $ 4,485
        Deferred income tax.............................     (618)     (1,518)     (1,219)
                                                          -------     -------     -------
          Net unrealized appreciation...................  $ 1,606     $ 3,696     $ 3,266
                                                          =======     =======     =======

     Fixed maturities held to maturity and certificates of deposit with a carrying value of approximately $9,869,000 and $8,939,000 at December 31, 1997 and December 31, 1996, respectively, were on deposit with regulatory authorities as required by law. At December 31, 1997 and 1996 all mortgage loans were secured by properties in the states of California, Michigan and Ohio.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents, short-term investments and premiums receivable: The carrying amounts reported in the consolidated and combined balance sheets for these instruments are at cost, which approximates fair value.

          Investment securities: Fair values for investments in fixed maturities are based on quoted market prices, where available. For fixed maturities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices. Fair

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES values for fixed maturities available for sale and equity securities are recognized in the consolidated and combined balance sheets.

          Mortgage loans: The carrying amounts reported in the consolidated and combined balance sheets are the aggregate unpaid balance of the loans, which approximates fair value.

5. COMMON STOCK

     The Company's authorized common stock consists of 100,000,000 shares of common stock, par value $0.01 per share. The holders of the Company's Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There are no cumulative voting rights with respect to the election of directors. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock will be able to elect the entire Board of Directors of the Company. Holders of Common Stock have no preemptive rights and are entitled to such dividends as may be declared by the Board of Directors of the Company out of funds legally available therefor. The Common Stock is not entitled to any sinking fund, redemption or conversion provisions. On liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in the net assets of the Company remaining after the payment of any and all creditors. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and nonassessable. The transfer agent and registrar for the Common Stock is Star Bank, N.A.

     In June 1997, the Company completed the registration of 5,372,805 shares of common stock (the "Shares") of which up to 1,217,277 are issuable upon exercise of outstanding warrants. The Shares were registered under the Securities Act of 1933 on behalf of certain selling shareholders in order to permit the public or private sale or other public or private distribution of the Shares. Accordingly, the Company will not receive any proceeds for these Shares.

     In April 1997, the Company completed a private placement in which the Company sold an aggregate of 616,611 units (the "Units") to qualified investors at an aggregate purchase price of $9.00 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.00 per share, exercisable for a three year period from the date of issuance. The Company realized net proceeds of approximately $5,300,000.

     In January 1997, the Company completed the registration of 32,126,076 shares of common stock (the "Shares") of which up to 17,925,888 are issuable upon exercise of outstanding warrants. The Shares were registered under the Securities Act of 1933 on behalf of certain selling shareholders in order to permit the public or private sale or other public or private distribution of the Shares. Accordingly, the Company will not receive any proceeds for these Shares.

     In December 1996, the Company completed a private placement in which the Company offered 3,251,888 units (the "Units") to qualified investors at an aggregate purchase price of $9.00 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.00 per share, exercisable for a three year period from the date of issuance. The Company realized net proceeds of $27,737,000.

     In October 1996, the Company issued 4,000,000 shares of the Company's Common Stock and warrants to purchase an additional 12,000,000 shares of the Company's Common Stock at exercise prices ranging from $2.625 to $3.875 per share, expiring in two to four years, for an aggregate purchase price of $10,500,000.

     The Company granted warrants in connection with certain acquisitions made during the year. Portions of these warrants are restricted from being transferred in accordance with various Lock-Up agreements between the former shareholders of the acquired entities and the Company. The last restriction on transferring these locked-up warrants expires in April 2000.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     RESI agreed to issue to holders of unexpired warrants of its former parent, additional RESI warrants to acquire shares of RESI's Common Stock equal to one fifth of the number of shares available. At the Distribution date, RESI adjusted the per share exercise price of the RESI warrants to reflect the effect of the distribution on the market prices of RESI and its former parent's common stock. These warrants are designated as stapled warrants and expire at various dates through December 2000. In connection with the RESI Transaction, the holders of these warrants are able to exercise under the original terms of the warrants and will receive Company stock.

     At December 31, 1997 there were outstanding unexercised warrants to acquire 22,379,387 shares of the Company's common stock of which 20,573,053 were exercisable at prices ranging from $1.075 to $13.06. The remaining 1,806,334 warrants are restricted from transfer in accordance with various Lock-Up agreements discussed above. At December 31, 1996 there were outstanding unexercised warrants to acquire 20,785,888 shares of the Company's common stock at prices ranging from $1.075 to $11.00.

     Under the Agents 1997 Stock Option Plan, a maximum of 1,200,000 options may be awarded. The purpose of the Plan is to provide performance-based compensation to certain insurance agencies and individual agents who write quality surety business for the Company's insurance subsidiaries. The options vest only to the extent the agents satisfy minimum premium commitments and certain loss ratio performance criteria. The options terminate in July 2002, or earlier under certain conditions, including termination of the agency agreement.

     Under the 1996 Employee Stock Option Plans, a maximum of 1,000,000 options may be awarded. The options awarded are subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. The options are awarded at a price not less than fair market value at the time of the award and expire six years from the date of grant. Further, under the 1996 plan shareholders granted 250,000 options to non-employee directors. These options became exercisable immediately upon being granted with a five year expiration term from the date of grant.

     As a result of the sale of RESI in July 1997, options awarded under the 1995 Employee Stock Option Plan became immediately vested and exercisable. These options, which expire in July 1998, remain vested as long as the optionee is employed by the former parent, RESI or their affiliates. The option price is based on the fair market value of the common shares on the grant date.

     Prior to the RESI Transaction, certain options were granted to employees, directors and affiliates of RESI's former parent company. When RESI was spun-off in April 1995 (the "Distribution Date"), optionees received options to acquire RESI Common Stock at the ratio of one RESI option for each five options under the former parent's 1990 and 1991 Stock Option plans. The outstanding options at the Distribution Date and the RESI options granted with respect thereto are stapled and are only exercisable if exercised together. As a result of the sale of RESI in July 1997, options under these plans became immediately vested and exercisable. These options, which expire in July 1998, remain vested as long as the optionee is employed by the former parent, RESI or their affiliates. The option price is based on the fair market value of the common shares on the date of grant.

     Information relating to the stock option plans is summarized below:

                                                                     1997         1996
                                                                   ---------    --------
        Outstanding at beginning of year.........................    317,072     190,200
        Granted (a)..............................................  1,870,500     230,000
        Exercised (b)............................................    (53,032)   (101,960)
        Expired or canceled......................................    (74,000)     (1,168)
                                                                   ---------    ---------
             Outstanding at end of year (c)......................  2,060,540     317,072
                                                                   ---------    ---------
             Exercisable at end of year (d)......................    567,640      22,320
                                                                   =========    =========
        Available for future grant at the end of year............    342,500     273,000
                                                                   =========    =========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

---------------

(a) Options were granted at average costs of $11.69 and $2.31 in 1997 and 1996, respectively.

(b) Options were exercised at prices ranging from $1.08 to $2.31 and averaging $1.68 in 1997 and $1.08 to $3.60 and averaging $3.43 in 1996.

(c) Prices for options outstanding at December 31, 1997 ranged from $1.08 to $12.50 and averaged $10.49 with expiration dates ranging from July 1998 to October 2003. Prices for options outstanding at December 31, 1996 ranged from $1.08 to $4.10 and averaged $2.11 with expiration dates ranging from May 1996 to May 2004.

(d) Options exercisable at December 31, 1997 and 1996 averaged $7.11 and $2.18, respectively.

     Had the cost of stock option plans been determined based on the provision of SFAS No. 123, the Company's net income and earnings per share pro forma amounts would be as follows (in thousands):

                                                                (UNAUDITED)
                                                     AS REPORTED            PRO FORMA
                                                  ------------------    ------------------
                                                   BASIC     DILUTED     BASIC     DILUTED
                                                  -------    -------    -------    -------
        1997
          Net income............................  $11,530..  $11,530    $11,198    $11,198
                                                  =======    =======    =======    =======
          Net income per common share...........  $  0.31    $  0.24    $  0.30    $  0.23
                                                  =======    =======    =======    =======
        1996
          Net income............................  $ 4,384    $ 4,384    $ 4,358    $ 4,358
                                                  =======    =======    =======    =======
          Net income per common share...........  $  0.25    $  0.18    $  0.24    $  0.18
                                                  =======    =======    =======    =======
        1995
          Net income............................  $ 3,469    $ 3,469    $ 3,468    $ 3,468
                                                  =======    =======    =======    =======
          Net income per common share...........  $  0.24    $  0.20    $  0.23    $  0.20
                                                  =======    =======    =======    =======

     The above results may not be representative of the effects of SFAS No. 123 on net income for future years.

     The Company applied the Black-Scholes option-pricing model to determine the fair value of each option granted in 1997, 1996 and 1995. Below is a summary of the assumptions used in the calculation:

                                                                1997      1996      1995
                                                                -----     -----     -----
        Risk-free interest rate..............................    6.01%     6.03%     6.21%
        Dividend yield.......................................      --        --        --
        Expected volatility..................................   35.00%    35.00%    35.00%
        Expected option life (in years)......................    3.75      3.75      3.75

     The stock options issued to key employees in 1996 were assumed to vest at a rate of 100%.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

6. LIABILITY FOR UNPAID LOSSES AND LOSS EXPENSES

     Activity in the liability for unpaid losses and loss expenses is summarized as follows (in thousands):

                                                           1997        1996        1995
                                                          -------     -------     -------
        Balance at January 1............................  $41,099     $37,002     $34,661
          Less: Reinsurance recoverables, net...........    8,114       8,914       9,383
                                                          -------     -------     -------
          Net balance at January 1......................   32,985      28,088      25,278
                                                          -------     -------     -------
        Incurred related to:
          Current year..................................   21,839      17,216      17,297
          Prior years...................................   (1,157)        408      (2,180)
                                                          -------     -------     -------
             Total incurred.............................   20,682      17,624      15,117
                                                          -------     -------     -------
        Paid related to:
          Current year..................................    2,468       3,684       5,963
          Prior years...................................    8,800       9,043       6,344
                                                          -------     -------     -------
             Total paid.................................   11,268      12,727      12,307
                                                          -------     -------     -------
        Net balance at December 31......................   42,399      32,985      28,088
          Plus: reinsurance recoverables, net...........    8,256       8,114       8,914
                                                          -------     -------     -------
        Balance at December 31..........................  $50,655     $41,099     $37,002
                                                          =======     =======     =======

     In 1997 and 1995, the Company experienced lower than anticipated ultimate losses on prior years due primarily to a reduction in claims severity from that assumed in establishing the liability for losses and loss expenses payable. The Company's environmental exposure from continuing operations relates primarily to its coverage of remediation related risks, thus management believes the Company's exposure to historic pollution situations is minimal. The Company's non-insurance environmental exposure from discontinued operations is discussed in Note 15.

7. REINSURANCE

     In the ordinary course of business, the Company assumes and cedes reinsurance with other insurers and reinsurers. These arrangements provide the Company with a greater diversification of business and generally limit the maximum net loss potential on large risks. Excess of loss reinsurance contracts in effect through December 31, 1997, generally protect against individual property and casualty losses over $200,000 and contract surety and miscellaneous bond losses over $500,000. In addition to the excess of loss contract in effect for contract surety business, a 50% quota share contract on the first $500,000 in losses is in effect. Workers compensation business is 75% ceded on a quota share basis to reinsurers. The Company also maintains a statutory workers compensation excess of loss reinsurance contract which provides statutorily prescribed limits in excess of $200,000 for workers compensation business and $800,000 excess of $200,000 for employers liability business. Asbestos abatement, lead abatement, environmental consultants professional liability and remedial action contractors business is 75% ceded on a quota share basis to reinsurers. Catastrophe coverage is also maintained.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The impact of reinsurance is as follows (in thousands):

                                                          1997         1996         1995
                                                        --------     --------     --------
        Premiums written:
          Direct......................................  $ 47,488     $ 42,420     $ 36,278
          Assumed.....................................    12,263          468        1,417
          Ceded.......................................   (22,263)     (11,739)     (11,018)
                                                         -------      -------      -------
             Net......................................  $ 37,488     $ 31,149     $ 26,677
                                                         =======      =======      =======
        Premiums earned:
          Direct......................................  $ 48,085     $ 39,311     $ 36,005
          Assumed.....................................     7,647          576        1,507
          Ceded.......................................   (18,494)     (12,236)     (10,550)
                                                         -------      -------      -------
             Net......................................  $ 37,238     $ 27,651     $ 26,962
                                                         =======      =======      =======
        Losses and loss expense incurred:
          Direct......................................  $ 20,135     $ 18,618     $ 16,342
          Assumed.....................................     2,820          210        1,223
          Ceded.......................................    (2,273)      (1,204)      (2,448)
                                                         -------      -------      -------
             Net......................................  $ 20,682     $ 17,624     $ 15,117
                                                         =======      =======      =======

     The reinsurance payables were $7,828,000, $2,869,000 and $2,259,000 at December 31, 1997, 1996 and 1995, respectively.

     Reinsurance recoverables were comprised of the following as of December 31 (in thousands):

                                                           1997        1996        1995
                                                          -------     -------     -------
        Recoverables on unpaid losses and loss
          expenses......................................  $ 8,256     $ 8,114     $ 8,914
        Receivables on ceding commissions and other.....    5,851       2,702       2,892
        Receivables on paid losses and expenses.........    1,108         369         841
                                                          -------     -------     -------
                                                          $15,215     $11,185     $12,647
                                                          =======     =======     =======

     The Company evaluates the financial condition of its reinsurers and establishes a valuation allowance as reinsurance receivables are deemed uncollectible. During 1997, the majority of ceded amounts were ceded to Republic Western Insurance Company, Reliance Insurance Company, General Reinsurance Corporation, Kemper Insurance Company and Gulf Insurance Company. The Company monitors concentrations of risks arising from similar geographic regions or activities to minimize its exposure to significant losses from catastrophic events.

8. DEFERRED POLICY ACQUISITION COSTS

     Changes in deferred policy acquisition costs were as follows at December 31, (in thousands):

                                                            1997        1996        1995
                                                           -------     -------     -------
        Balance, beginning of year.......................  $ 4,345     $ 3,428     $ 3,726
        Policy acquisition costs deferred................    9,803       8,616       7,476
        Amortized to expense during the year.............   (9,670)     (7,699)     (7,774)
                                                            ------      ------      ------
          Balance, end of year...........................  $ 4,478     $ 4,345     $ 3,428
                                                            ======      ======      ======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

9. STATUTORY SURPLUS AND DIVIDEND RESTRICTION

     Ohio law limits the payment of dividends by a company to its parent. The maximum dividend that may be paid without prior approval of the Director of Insurance is limited to the greater of the statutory net income of the preceding calendar year or 10% of total statutory surplus as of the prior December 31, which was $5.2 million at December 31, 1997.

     The consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Company's insurance subsidiaries file annual financial statements with the Ohio Department of Insurance and Utah Department of Insurance and are prepared on the basis of accounting practices prescribed by such regulatory authorities, which differ from GAAP. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not prescribed. All material transactions recorded by the Company's insurance subsidiaries are in accordance with prescribed practices.

     In December 1993, the NAIC adopted the property and casualty Risk-Based Capital ("RBC") formula. This model act requires every property and casualty insurer to calculate its total adjusted capital and RBC requirement, and provides for an insurance commissioner to intervene if the insurer experiences financial difficulty. The model act became law in Ohio in March 1996, and in Utah in April 1996, states where certain subsidiaries of the Company are domiciled. The RBC formula includes components for asset risk, liability risk, interest rate exposure and other factors. The Company's insurance subsidiaries exceeded all required RBC levels as of December 31, 1997 and 1996.

     CSC's statutory net income for the years ended December 31, 1997, 1996 and 1995 was approximately $5.2 million, $1.9 million and $3.7 million, respectively, and the statutory capital and surplus as of December 31, 1997 and 1996 was approximately $31.5 million and $26.0 million, respectively.

10. INCOME TAXES

     A summary of income tax expense (benefit) included in the Consolidated and Combined Statements of Income is as follows (in thousands):

                                                           1997       1996       1995
                                                          ------     ------     ------
          Continuing operations:
            Current:
               Federal..................................  $6,523     $1,654     $2,121
               State and local..........................     715         13         --
                                                           -----      -----      -----
                                                           7,238      1,667      2,121
            Deferred:
               Federal..................................    (897)       (27)      (699)
               State and local..........................     (61)        --         --
                                                           -----      -----      -----
                                                            (958)       (27)      (699)
                                                           -----      -----      -----
            Total continuing operations.................   6,280      1,640      1,422
          Discontinued operations.......................    (621)        91         --
                                                           -----      -----      -----
                                                          $5,659     $1,731     $1,422
                                                           =====      =====      =====

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The provision for income taxes attributable to earnings from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands):

                                                              1997       1996       1995
                                                             ------     ------     ------
        Tax at statutory rate (34%)........................  $6,475     $2,061     $1,663
        State taxes (net of federal benefit)...............     411         --         --
        Change in valuation allowance......................    (875)      (589)      (169)
        Tax exempt interest and dividends received
          deduction........................................     (78)       (33)      (106)
        Nondeductible goodwill.............................     383         --         --
        Change in estimated liabilities....................      --        196         --
        Other, net.........................................     (36)         5         34
                                                             ------     ------     ------
        Provision for income taxes from continuing
          operations.......................................  $6,280     $1,640     $1,422
                                                             ======     ======     ======
        Effective income tax rate..........................    33.0%      27.1%      29.1%
                                                             ======     ======     ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are as follows (in thousands):

                                                                        1997        1996
                                                                       -------     -------
     Deferred tax assets:
       Loss expenses payable discounting.............................  $ 2,852     $ 2,176
       Net operating loss carryforwards..............................    2,696       1,136
       Unearned premiums not deductible..............................    1,122       1,105
       Deferred compensation.........................................      632          --
       Allowance for doubtful accounts...............................      388          --
       Other deferred tax assets.....................................       97         151
                                                                        ------      ------
          Total gross deferred tax assets............................    7,787       4,568
          Less: valuation allowance..................................   (2,135)     (1,379)
                                                                        ------      ------
          Net deferred tax assets....................................    5,652       3,189
                                                                        ------      ------
     Deferred tax liabilities:
       Change in accounting method...................................    3,199          --
       Unrealized appreciation on investments........................      618       1,518
       Deferred policy acquisition costs.............................    1,523       1,477
       Reinsurance recoverable.......................................      408         302
       Other deferred tax liabilities................................      235         219
                                                                        ------      ------
          Total gross deferred tax liabilities.......................    5,983       3,516
                                                                        ------      ------
       Net deferred tax liability, included in income taxes in the
          consolidated and combined balance sheets...................  $   331     $   327
                                                                        ======      ======
       Net deferred tax liability attributable to discontinued
          operations, included in net assets held for disposal.......  $    --     $ 1,340

     The company had net operating loss ("NOL") carryforwards of approximately $7,500,000 and $3,300,000 at December 31, 1997 and 1996, respectively, from the separate return years of certain acquired entities. These losses are subject to limitations regarding the offset of the company's future taxable income and will begin to expire in 2007.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company determines a valuation allowance based on their analysis of amounts available in the statutory carryback period, consideration of future deductible amounts, and assessment of the

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES separate company profitability of certain acquired entities. The Company has established valuation allowances for portions of acquired NOL carryforwards and other deferred tax assets. The net change in the valuation allowance for the years ended December 31, 1997 and 1996 was a increase of $756,000 and decrease of $589,000, respectively. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill of acquired entities is $756,000 and $0 at December 31, 1997 and 1996, respectively.

11. NOTES PAYABLE, BANK DEBT AND CAPITALIZED LEASES

     The Company maintains lines of credit with several banks. The Company's primary line of credit is a $50,000,000 revolving credit facility with several financial institutions, with Bank of America as Agent, and expires October 3, 2000. At December 31, 1997, approximately $8,200,000 was outstanding under such credit facility. The Company's lines of credit are subject to normal banking terms and conditions and the Company's subsidiaries capital stock are pledged as collateral.

  Notes Payable, Debt and Capitalized Leases

     Notes payable, bank debt and capitalized leases, consists of the following (in thousands):

                                                                        DECEMBER 31
                                                                     ------------------
                                                                      1997       1996
                                                                     -------    -------
        Promissory notes payable to shareholders, with rates from
          5.9% to 16.0%, due 1998 to 2012..........................  $ 8,523    $ 3,200
        Other notes payable, with rates from 6.0% to 14.8%, due
          1998 to 2005.............................................    3,311         --
        Revolving credit facility, effective rate of 8.50%.........    8,200         --
        Capitalized leases, various rates, payable in installments
          through 2001.............................................      131         11
        Other......................................................      147         --
                                                                     -------    -------
                                                                     $20,312    $ 3,211
                                                                     =======    =======

     At December 31, 1997 aggregate maturities of notes payable, bank debt and capitalized leases, were as follows (in thousands):

                       YEARS ENDING
                       DECEMBER 31,
-----------------------------------------------------------
       1998................................................    $16,997
       1999................................................        873
       2000................................................        395
       2001................................................        542
       2002................................................        270
       Thereafter..........................................      1,235
                                                               -------
                                                               $20,312
                                                               =======

     Management believes that the carrying amounts of notes payable, bank debt and capitalized leases recorded at December 31, 1997 were not impaired and approximate fair values.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases certain of its premises and equipment under various operating lease agreements. At December 31, 1997, future minimum rental commitments becoming payable under all operating leases from continuing operations are as follows (in thousands):

                       YEARS ENDING
                       DECEMBER 31,
-----------------------------------------------------------
       1998................................................    $ 6,800
       1999................................................      6,007
       2000................................................      5,052
       2001................................................      3,955
       2002................................................      3,260
       Thereafter..........................................     10,689
                                                               -------
                                                               $35,763
                                                               =======

     Total rental expense incurred under operating leases was approximately $3,588,000, $454,000 and $411,000 in 1997, 1996 and 1995, respectively.

  Other

     In the ordinary course of business, the Company is a defendant in various lawsuits. In the opinion of management, the effects, if any, of such lawsuits are not expected to be material to the Company's results of operations or financial position.

     The Company has profit sharing plans covering substantially all of its employees. Participating employees may elect to contribute, on a tax deferred basis, a portion of their compensation, in accordance with Section 401(k) of the Internal Revenue Code. Employer contributions made to the plan for 1997, 1996 and 1995, amounted to approximately $674,000, $240,000 and $141,000, respectively.

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

     Cash Paid During the Year for (in thousands):

                                                              1997       1996       1995
                                                             ------     ------     ------
        Interest...........................................  $  348     $   60     $  216
                                                             ======     ======     ======
        Income Taxes.......................................  $5,753     $1,290     $  128
                                                             ======     ======     ======

14. RELATED PARTIES

     The Company's Executive Vice President ("EVP"), who is also a director, and one of the Company's Senior Vice Presidents were each a one-third owner of SMR. In addition, in connection with the SMR acquisition, the EVP received 195,600 shares of common stock and 293,400 warrants to purchase additional shares of common stock at an exercise price of $10.375. The office building utilized by SMR Business Services Co. is leased under a ten-year lease from a partnership in which the EVP and one of the Senior Vice President's are each indirectly, a one-third owner.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The Company's investment portfolios include loans to business organizations associated with a relative of a shareholder of the Company, which aggregate $1,200,000. These loans provide for interest payments of 9% per annum only until maturity, which range from December 31, 1998 through April 30, 1999.

     The EVP and one of the Senior Vice President's are partners (among others) in SMR & Co. CPA, which buys services from a subsidiary of the Company. Collectively, these two officers hold a 9% interest in the partnership.

     The Company has a $225,000, non-interest bearing note receivable from Sofia Management Ltd., a 5% shareholder of the Company.

15. DIVESTITURES

     In February 1997, the Company signed a letter of intent to sell the Company's Environmental Services business. In July 1997, the Company sold the majority of its environmental services business, and in September 1997, sold its remaining environmental operations. Taken together, these transactions for cash and notes resulted in a net loss of $572,000. The Company's contingent liability is limited to $1.5 million in connection with such divestitures. Management does not believe the Company will experience a loss in connection with such contingencies.

     In December 1997, the Company sold Environmental and Commercial Insurance Agency, Inc. and Environmental and Commercial Insurance Agency of LA, Inc. for cash consideration, resulting in a gain of approximately $171,000.

16. SUBSEQUENT EVENTS

     On January 2, 1998, the Company completed the acquisition of Bass Consultants, Inc., located in Houston, Texas, for 626,966 shares of common stock. Bass Consultants, Inc. provides benefits administration services.

     On January 6, 1998, the Company completed the acquisition of Rootberg Business Services, Inc., located in in Chicago, Illinois, for $5,100,000 in cash and 482,353 shares of restricted stock. Rootberg Business Services, Inc. provides accounting and business services.

     On January 15, 1998, the Company announced it had entered into agreements to acquire three accounting firms. The firms involved are (a) Braunsdorf, Carlson & Clinkinbeard, CPA's P.A. and Bushman & Associates, CPA's P.A. ("The BCC Group"), of Topeka, Kansas, (b) Kaufman Davis, Inc., of Bethesda, Maryland, and (c) Seitz, Kate, Medve, Inc., of Cleveland, Ohio. On January 30, 1998, the Company completed the acquisition of the BCC Group and Seitz, Kate, Medve, Inc. The BCC Group serves client niches in construction, low-income housing, nonprofit and government, credit unions, hospitality, retirement homes, and litigation support. Kaufman Davis, Inc. provides accounting and management consulting services. Seitz, Kate, Medve, Inc. provides financial, tax, estate and investment planning services. The combined cost of these transactions is a maximum of $4,600,000 in cash and a maximum of $6,200,000 of restricted Company common stock.

     On February 6, 1998, in connection with a private placement of 5,000,000 of the Company's Common Stock consisting of 3,800,000 newly-issued shares and 1,200,000 shares of outstanding Common Stock offered by certain selling shareholders, the Company received a subscription for 500,000 shares from an affiliate of the Company's Chairman, President and Chief Executive Officer. The purchase of these shares by one of the Company's largest shareholders, Westbury (Bermuda) Ltd. is conditioned, among other things, to shareholder approval at the Annual Meeting scheduled for April 30, 1998.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

17. UNAUDITED QUARTERLY FINANCIAL DATA

     Quarterly financial data are summarized as follows (amounts in thousands, except per share amounts):

                    1997                       MARCH 31,     JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
---------------------------------------------  ---------     --------     -------------    ------------
Revenues.....................................   $16,296      $ 21,088        $27,474         $ 43,372
                                                =======       =======        =======          =======
Income from continuing operations............   $ 2,109      $  2,233        $ 3,415         $  5,008
Income (loss) from discontinued operations...      (534)         (179)            50             (572)
                                                -------       -------        -------          -------
  Net income.................................   $ 1,575      $  2,054        $ 3,465         $  4,436
                                                =======       =======        =======          =======
Earnings per common share:
  Basic --
     Continuing operations...................   $  0.06      $   0.06        $  0.09         $   0.13
     Discontinued operations.................     (0.01)           --             --            (0.02)
                                                -------       -------        -------          -------
  Net income per share.......................   $  0.05          0.06           0.09             0.11
                                                =======       =======        =======          =======
Earnings per common share:
  Diluted --
     Continuing operations...................   $  0.04      $   0.05        $  0.07         $   0.10
     Discontinued operations.................     (0.01)        (0.01)            --            (0.01)
                                                -------       -------        -------          -------
  Net income per share.......................   $  0.03      $   0.04        $  0.07         $   0.09
                                                =======       =======        =======          =======
Weighted average common shares...............    34,507        35,817         37,927           39,293
                                                =======       =======        =======          =======
Weighted average common shares and diluted
  potential common shares:...................    48,059        47,042         48,992           50,494
                                                =======       =======        =======          =======

                    1996                       MARCH 31,     JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
---------------------------------------------  ---------     --------     -------------    ------------
Revenues.....................................   $ 9,320      $  7,346        $ 9,389         $  9,714
                                                =======       =======        =======          =======
Income from continuing operations............   $   655      $    771        $   839         $  2,157
Loss from discontinued operations............        --            --             --              (38)
                                                -------       -------        -------          -------
  Net income.................................   $   655      $    771        $   839         $  2,119
                                                =======       =======        =======          =======
Earnings per common share:
  Basic --
     Continuing operations...................   $   .04      $    .05        $   .06         $    .09
     Discontinued operations.................        --            --             --               --
                                                -------       -------        -------          -------
  Net income per share.......................   $   .04      $    .05        $   .06         $    .09
                                                =======       =======        =======          =======
Earnings per common share:
  Diluted --
     Continuing operations...................   $   .04      $    .05        $   .03         $    .06
     Discontinued operations.................        --            --             --               --
                                                -------       -------        -------          -------
  Net income per share.......................   $   .04      $    .05        $   .03         $    .06
                                                =======       =======        =======          =======
Weighted average common shares...............    14,760        14,760         14,760           23,850
                                                =======       =======        =======          =======
Weighted average common shares and diluted
  potential common shares:...................    16,956        16,956         28,100           33,703
                                                =======       =======        =======          =======

                        CENTURY BUSINESS SERVICES, INC.

               SCHEDULE I -- SUMMARY OF INVESTMENT -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                     COLUMN A                       COLUMN B         COLUMN C           COLUMN D
--------------------------------------------------  --------         --------         -------------
                                                                                        AMOUNT AT
                                                                                       WHICH SHOWN
                                                                                         IN THE
                TYPE OF INVESTMENT                    COST            VALUE           BALANCE SHEET
--------------------------------------------------  --------         --------         -------------
Fixed maturities--held in maturity:
Bonds:
  U.S. government and government agencies and
     authorities..................................  $ 6,971          $ 7,001             $ 6,971
  Corporate securities............................    6,810            6,790               6,810
  Foreign corporate bonds.........................      317              333                 317
  Mortgage-backed securities......................      430              438                 430

Fixed maturities--available for sale:
Bonds:
  U.S. government and government agencies and
     authorities..................................    7,681            7,843               7,843
  Corporate securities............................   16,817           17,036              17,036
  Foreign corporate bonds.........................    1,009              977                 977
  Mortgage-backed securities......................   13,402           13,735              13,735
  Other-assets backed securities..................   11,842           11,954              11,954
                                                     ------           ------              ------
       Total fixed maturities.....................   65,279           66,107              66,073
                                                     ------           ------              ------

Equity securities:
Common Stock:
  Public utilities................................      311              364                 364
  Banks, trust and insurance Companies............       46               82                  82
  Industrial, miscellaneous and all other.........    1,265            2,577               2,577
Nonredeemable preferred stocks....................    4,541            4,570               4,570
                                                     ------           ------              ------
       Total equity securities....................    6,163            7,593               7,593
                                                     ------           ------              ------
Mortgage loans on real estate.....................    1,839                                1,839
Short-term investments............................    4,215                                4,215
                                                     ------                               ------
       Total investments..........................  $77,496                              $79,720
                                                     ======                               ======

See accompanying Independent Auditors' Report.

                        CENTURY BUSINESS SERVICES, INC.

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

            COLUMN A               COLUMN B       COLUMN C          COLUMN D        COLUMN E      COLUMN F
---------------------------------  --------     -------------     ------------     ----------     --------
                                                FUTURE POLICY
                                                  BENEFITS,                          OTHER
                                   DEFERRED        LOSSES                            POLICY
                                    POLICY        CLAIM AND                        CLAIMS AND
                                   ACQUISITION     LOSSES           UNEARNED        BENEFITS      PREMIUM
             SEGMENT                 COST          EXPENSE          PREMIUMS        PAYABLES      REVENUE
---------------------------------  --------     -------------     ------------     ----------     --------
Year Ended:
  December 31, 1997..............  $ 4,478         $50,655          $ 22,656             N/A      $37,238
  December 31, 1996..............    4,345          41,009            18,637             N/A       27,651
  December 31, 1995..............    3,428          37,002            15,636             N/A       26,962

                                   COLUMN G       COLUMN H          COLUMN I        COLUMN J      COLUMN K
                                   --------     -------------     ------------     ----------     --------
                                                                  AMORTIZATION
                                                                  OF DEFERRED
                                     NET                             POLICY          OTHER         DIRECT
                                   INVESTMENT    LOSSES AND       ACQUISITION      OPERATING      PREMIUMS
                                    INCOME      LOSS EXPENSE         COSTS          EXPENSES      WRITTEN
                                   --------     -------------     ------------     ----------     --------
Year Ended:
  December 31, 1997..............  $ 4,524         $20,682          $  9,670        $  2,677      $47,488
  December 31, 1996..............    3,564          17,624             7,699           2,951       42,420
  December 31, 1995..............    3,341          15,117             7,774           3,157       36,278

See accompanying Independent Auditors' Report.

                        CENTURY BUSINESS SERVICES, INC.

                           SCHEDULE IV -- REINSURANCE
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

              COLUMN A                 COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
-------------------------------------  --------     --------     --------     --------     --------
                                                                                           PERCENTAGE
                                                                 ASSUMED                      OF
                                                    CEDED TO       FROM                     AMOUNT
                                        GROSS        OTHER        OTHER         NET        ASSUMED
                                        AMOUNT      COMPANIES    COMPANIES     AMOUNT       TO NET
                                       --------     --------     --------     --------     --------
Year ended December 31, 1997
Property -- Casualty Earned
  Premiums...........................  $48,085      $18,494      $ 7,647      $37,238        20.54%
Year ended December 31, 1996
Property -- Casualty Earned
  Premiums...........................  $39,311      $12,236      $   576      $27,651         2.08%
Year ended December 31, 1995
Property -- Casualty Earned
  Premiums...........................  $36,005      $10,550      $ 1,507      $26,962         5.59%

See accompanying Independent Auditors' Report.