Form 10-Q
period 1998-03-31
CENTURY BUSINESS SERVICES INC
filed 1998-05-15
CIK 944148

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q
               (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               March 31, 1998
                                    ---------------------------------

                                       OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from              Not Applicable       to
                               ----------------------------------   ------------

Commission file number              0-25890
                       ---------------------------------------------------------

                         Century Business Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                             22-2769024
  ---------------------------------     ------------------------------------
    (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
  of Incorporation or Organization)


6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio      44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)


(Registrant's Telephone Number, Including Area Code)           216-447-9000
                                                    ----------------------------

10055 Sweet Valley Drive, Valley View, Ohio 44125
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes  X    No
                                                             ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                       Outstanding At
         Class of Common Stock                         April 30, 1998
         ---------------------                         ---------------
         Par value $.01 per share                        50,143,253
                                                       ---------------

Exhibit Index is on page 13 of this report.

                               Page 1 of 13 Pages

                         CENTURY BUSINESS SERVICES, INC.

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION:                                                         Page
          Item 1 - Financial Statements

                    Condensed Consolidated Balance Sheets -
                       March 31, 1998 and December 31, 1997                                  3

                    Condensed Consolidated Statements of Income -
                       Three Months Ended March 31, 1998 and 1997                            4

                    Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 1998 and 1997                            5

                    Notes to the Condensed Consolidated Financial Statements                6-7

          Item 2 - Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                             8-9


PART II.  OTHER INFORMATION:

          Item 2 - Changes in Securities                                                    10

          Item 6 - Exhibits and Reports on Form 8-K                                         11

          Signatures                                                                        12

          Exhibit Index                                                                     13


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.     FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                    March 31,           December 31,
                                                                                      1998                 1997
                                                                                   -----------          -----------
                                      ASSETS                                       (unaudited)           (audited)
   Cash and cash equivalents                                                       $    46,488            $  21,148
   Accounts receivable, less allowance for doubtful
    accounts of $1,525 and $1,472, respectively                                         46,726               32,235
   Premiums receivable, less allowance for doubtful
    accounts of $361 and $281, respectively                                             14,947                7,812

   Investments:
    Fixed maturities held to maturity, at amortized cost                                13,917               14,528
    Securities available for sale, at fair value                                        64,042               59,138
    Other investments                                                                    1,849                6,054
                                                                                   -----------          -----------
             Total investments                                                          79,808               79,720

   Deferred policy acquisition costs                                                     4,501                4,478
   Reinsurance recoverables                                                             17,909               15,215
   Excess of cost over net assets of businesses
    acquired, net of accumulated amortization of $2,292 and $1,264                     132,739               89,856
   Notes receivable                                                                     17,878               16,579
   Other assets                                                                         30,716               20,524
                                                                                   -----------          -----------

   TOTAL ASSETS                                                                    $   391,712          $   287,567
                                                                                   ===========          ===========

                                          LIABILITIES
   Losses and loss expenses payable                                                $    54,940          $    50,655
   Unearned premiums                                                                    22,443               22,656
   Notes payable, bank debt and capitalized leases                                      23,153               20,312
   Income taxes                                                                         10,856                2,958
   Accrued expenses                                                                     37,582               27,167
   Other liabilities                                                                    21,482               15,909
                                                                                   -----------          -----------

   TOTAL LIABILITIES                                                                   170,456              139,657
                                                                                   -----------          -----------

                                        SHAREHOLDERS' EQUITY
   Common stock                                                                            492                  415
   Additional paid-in capital                                                          194,666              127,517
   Retained earnings                                                                    24,933               18,372
   Accumulated other comprehensive income                                                1,165                1,606
                                                                                   -----------          -----------

   TOTAL SHAREHOLDERS' EQUITY                                                          221,256              147,910
                                                                                   -----------          -----------


   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   391,712          $   287,567
                                                                                   ===========          ===========

See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)

                                                                            Three Months Ended
                                                                                March 31,
                                                                          1998              1997
                                                                       ----------        ----------
Revenues:
   Business services fees and commissions                              $   46,599        $    6,133
   Specialty insurance services (regulated):
      Premiums earned                                                      10,469             8,066
      Net investment income                                                 1,376             1,121
      Net realized gain on investments                                        770               963
      Other income                                                              1                13
                                                                       ----------        ----------
          Total revenues                                                   59,215            16,296
                                                                       ----------        ----------

Expenses:
   Operating expenses - business services                                  35,868             4,681
   Losses and loss adjustment expenses                                      5,622             4,829
   Policy acquisition and other expenses                                    4,983             3,324
   Corporate general and administrative expenses                            1,539               370
   Depreciation and amortization expenses                                   1,634               316
                                                                       ----------        ----------
          Total expenses                                                   49,646            13,520
                                                                       ----------        ----------

Income from continuing operations before net corporate interest
   income and income tax expense                                            9,569             2,776
Net corporate interest income                                                 326               285
                                                                       ----------        ----------

Income from continuing operations before
    income tax expense                                                      9,895             3,061

Income tax expense                                                          3,528               952
                                                                       ----------        ----------

Income from continuing operations                                           6,367             2,109
Loss from discontinued operations                                              --               534
                                                                       ----------        ----------

Net income                                                             $    6,367        $    1,575
                                                                       ----------        ----------

Earnings per share
   Basic:
    Income from continuing operations                                  $     0.14        $     0.06
    Loss from discontinued operations                                          --             (0.01)
                                                                       ----------        ----------
    Net income per share                                               $     0.14        $     0.05
                                                                       ==========        ==========

   Diluted:
     Income from continuing operations                                 $     0.11        $     0.04
     Loss from discontinued operations                                         --             (0.01)
                                                                       ----------        ----------

     Net income per share                                              $     0.11        $     0.03
                                                                       ==========        ==========
Weighted average common shares                                             45,528            34,507
                                                                       ==========        ==========
Weighted average common and dilutive
        potential common shares                                            59,876            48,059
                                                                       ==========        ==========

See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            1998            1997
                                                                         --------         --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      $(10,159)        $  4,950

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed maturities, held to maturity                              --             (209)
   Purchase of fixed maturities, available for sale                        (9,937)          (5,869)
   Purchase of equity securities                                           (1,854)          (2,133)
   Redemption of fixed maturities, held to maturity                           551              500
   Sale of fixed maturities, available for sale                             5,709              743
   Sale of equity securities                                                  681              229
   Change in short-term investments                                         4,205            2,878
   Business acquisitions, net of cash acquired                             (8,113)          (7,403)
   Acquisition of property and equipment                                   (2,754)            (236)
   Proceeds from dispositions of property and equipment                       109               --
                                                                         --------         --------
      Net cash used in investing activities                               (11,403)         (11,500)
                                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                      42,038              405
   Repayment of debt                                                      (41,682)            (589)
   Proceeds from stock issuances, net                                      41,506              156
   Proceeds from exercise of stock options and warrants, net                5,040               --
                                                                         --------         --------
      Net cash provided by (used in) financing activities                  46,902              (28)
                                                                         --------         --------

Net increase (decrease) in cash and cash equivalents                       25,340           (6,578)
Cash and cash equivalents at beginning of period                           21,148           39,874
                                                                         --------         --------

Cash and cash equivalents at end of period:
   Continuing operations                                                   46,488           33,296
   Discontinued operations                                                     --              527
                                                                         --------         --------
Total cash and cash equivalents at end of period                         $ 46,488         $ 33,823
                                                                         ========         ========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997 and the results of its operations and cash flows for the periods ended March 31, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The 1997 condensed consolidated balance sheet was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", on January 1, 1998. As required by the Statement, the Company displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income are the adjustments made for unrealized holding gains and losses on available for sale securities. Comprehensive income for the three months ended March 31, 1998 and 1997 was $5.9 million and $905,000, respectively.

2.       EARNINGS PER SHARE

         Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options and warrants, using the treasury stock method. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock (in thousands, except per share data):

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                           1998               1997
                                                                                          ------             ------
         Numerator:
           Income used in basic and diluted earnings per share                            $6,367             $1,575

         Denominator:
           Basic weighted average shares                                                  45,528             34,507
           Effect of dilutive stock options and warrants                                  14,348             13,552
                                                                                          ------             ------
           Diluted weighted average shares                                                59,876             48,059
                                                                                          ======             ======

           Basic earnings per share                                                        $0.14             $0.05
                                                                                           -----             -----
           Diluted earnings per share                                                      $0.11             $0.03
                                                                                           -----             -----

3.       ACQUISITIONS

         During the first quarter 1998, the Company continued its strategic acquisition program, purchasing the businesses of seven complimentary companies. These acquisitions comprised the following: four accounting systems and tax advisory businesses, one benefits design and administration firm, and two organizational consulting and training firms.

         These acquisitions, with the exception of Bass Consultants, Inc. ("BASS") were accounted for as a purchase, and accordingly, the operating results of the acquired companies have been included in the accompanying condensed consolidated financial statements since the dates of acquisition. The Company's prior period financial statements have not been restated for the BASS acquisition, as the transaction was considered immaterial.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(continued)


  3.     ACQUISITIONS (continued)

         The aggregate purchase price of the aforementioned acquisitions was approximately $52.792 million, and includes future contingent consideration of up to $5.518 million in cash and restricted common stock of the Company with an estimated stock value at date of acquisition of $5.919 million, based on the acquired companies' ability to meet certain performance goals. The aggregate purchase price, comprised of cash payments, issuance of promissory notes, and issuance of Common Stock, has been allocated to the net assets of the Company based upon their respective fair market values.

         The unaudited pro forma information for the periods set forth below give effect to the acquisitions as if they had occurred on January 1, 1998 and January 1, 1997. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the periods presented (in thousands, except per share data):

                                                            Three Months Ended
                                                                 March 31,
                                                            1998          1997
                                                          -------       --------
         Net revenues - pro forma                         $62,636       $27,499
         Net income - pro forma                            $7,251        $4,557
         Earnings per common share pro forma
                  - Basic                                   $0.15         $0.12
                  - Diluted                                 $0.12         $0.09

3.       SUBSEQUENT EVENTS

         Since March 31, 1998, the Company has closed four acquisitions and has announced the acquisition of nine additional companies. The new acquisitions include the following: five accounting, consulting and tax advisory businesses, two benefits design, consulting and administration firms, one employee benefits brokerage firm, one business valuation firm, one pension administration and investment services firm, one information technology company, one managed healthcare marketing and administration firm, and a national franchisor of financial and tax services. The combined cost of these transactions is approximately $11.241 million in cash and $42.086 million of restricted Company common stock.

4.       RECLASSIFICATIONS

         Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

                         CENTURY BUSINESS SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Century Business Services, Inc. ("the Company") is a leading provider of outsourced business services to small and medium sized companies throughout the United States. The Company provides integrated services in the following areas: accounting systems, advisory and tax, employee benefits design and administration, human resources, information technology systems, payroll administration, specialty insurance, valuation, and workers' compensation.

RESULTS OF OPERATIONS
---------------------

Revenues

         Total revenues increased to $59.2 million for the three-month period ended March 31, 1998 from $16.3 million for the comparable period in 1997, representing an increase of $42.9 million, or 263%. The increase was primarily attributable to the Company's acquisition activity in outsourced business services.

         Business service fees and commissions increased to $46.6 million for the three-month period ended March 31, 1998 from $6.1 million for the comparable period in 1997, representing an increase of $40.5 million or 664%. The increase was primarily attributable to the acquisitions completed in 1998. Due to the majority of recent acquisitions having been accounted for under the purchase method, the Company's consolidated financial statements give effect to such acquisitions only from their respective acquisition dates.

         Premiums earned increased to $10.5 million for the three-month period ended March 31, 1998 from $8.1 million for the comparable period in 1997, representing an increase of $2.4 million, or 29.8%. Gross written premiums increased to $20.2 million for the three-month period ended March 31, 1998 from $11.3 million for the comparable period in 1997, representing an increase of $8.9 million, or 78.2%. Net written premiums increased to $10.7 million for the three-month period ended March 31, 1998 compared to $8.3 million for the comparable period in 1997, representing an increase of $2.4 million, or 28.0%. These increases were primarily attributable to the growth in commercial liability premiums over 1997 levels, the introduction of workers compensation coverage emanating from an August 1997 business transaction and the assumption of contract surety premiums under a certain reinsurance agreement entered into in 1997.

         Net investment income increased to $1.4 million for the three-month period ended March 31, 1998 from $1.1 million for the comparable period in 1997, representing an increase of approximately $255,000, or 22.7%. This increase was attributable to an increase in the average investments outstanding of $79.8 million for the three-month period ended March 31, 1998 from $70.1 million for the comparable period in 1997.

         Net realized gain on investments decreased to $770,000 for the three-month period ended March 31, 1998 from $963,000 for the comparable period in 1997. This decrease was primarily due to the composition of investments sold during the three months ended March 31, 1998 versus the comparable period in 1997.

Expenses

         Total expenses increased to $49.6 million for the three-month period ended March 31, 1998 from $13.5 million for the comparable period in 1997, representing an increase of $36.1 million, or 267%. Such increase was primarily attributable to the increase in operating expenses, which reflects the impact of the Company's acquisitions made in 1998 and the corresponding increase of corporate staff and related integration costs. As a percentage of revenues, total expenses increased to 83.8% for the three-month period ended March 31, 1998 from 83.0% for the comparable period in 1997.

         Operating expenses for the business services operations increased to $35.9 million for the three-month period ended March 31, 1998 from $4.7 million for the comparable period in 1997, representing an increase of $31.2 million, or 664%. Such increase was attributable to business services acquisitions completed in 1998. As a percentage of fees and commissions, operating expenses increased to 77.0% for the three-month period ended March 31, 1998 from 76.3% for the comparable period in 1997.

         Loss and loss adjustment expenses increased to $5.6 million for the three-month period ended March 31, 1998 from $4.8 million for the comparable period in 1997, representing an increase of approximately $800,000, or 16.4%. Such increase was attributable to the increased premium volume for liability coverages. As a percentage of premiums earned, loss and loss adjustment expenses decreased to 53.7% for the three-month period ended March 31, 1998 from 59.9% for the comparable period in 1997. Such decrease was the result of claims from prior years that were settled and paid in 1998 for lower than reserved amounts, as well as a reduction in average claims paid.

         Policy acquisition and other expenses increased to $5.0 for the three-month period ended March 31, 1998 from $3.3 million for the comparable period in 1997, representing an increase of $1.7 million, or 49.9%. The increase corresponds directly to the increase in premium volume. As a percentage of net written premiums, policy acquisition expenses were 46.7% and 39.9% for the three-month periods ended 1998 and 1997, respectively.

         Corporate general and administrative expenses increased to $1.5 million for the three-month period ended March 31, 1998 from $370,000 for the comparable period in 1997. Such increase was attributable to the expanding of the corporate function to accommodate the Company's acquisition strategy. Corporate general and administrative expenses represented 2.6% and 2.3% of total revenues for the three-month periods ended March 31, 1998 and 1997, respectively.

         Depreciation and amortization expenses increased to $1.6 million for the three-month period ended March 31, 1998 from $316,000 for the comparable period in 1997, representing an increase of $1.3 million or 417%. The increase is a result of the increase of goodwill amortization resulting from the acquisitions completed by the Company in 1998 and 1997. As a percentage of total revenues, depreciation and amortization expense increased to 2.8% for the three-month period ended March 31, 1998 from 1.9% for the comparable period in 1997. Such increase was attributable to the implementation of the Company's acquisition strategy.

Net Corporate Interest Income

         Net corporate interest income increased to $326,000 for the three-month period ended March 31, 1998 from $285,000 for the comparable period in 1997, representing an increase of $41,000, or 14.4%. Such increase was attributable to the increase in cash and cash equivalent balances for the Company, excluding specialty insurance and outsourced business services.

OTHER
-----

         The Company's 1998 condensed consolidated balance sheet includes an increase in goodwill of $42.9 million since December 31, 1997 relates to goodwill recorded in accordance with APB Opinion No. 16 upon the purchase of six acquisitions completed during the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first three months of 1998, cash and cash equivalents increased $25.3 million as cash generated from financing activities of $46.9 million exceeded cash used in operating activities of $10.2 million and cash used in investing activities of $11.4 million. The normal seasonal changes occurred between year-end and the end of the first quarter and resulted in increased accounts receivable and premiums receivable. Cash used in investing activities consisted primarily of purchases of investments, new business acquisitions, and capital expenditures. Cash provided by financing activities consisted primarily of proceeds received from a private placement of 3.8 million shares, which together with warrants exercised, raised approximately $46.5 million.

ITEM 3.   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

The Company does not engage in trading market risk sensitive instruments. Neither does the Company purchase as investments, hedges or for purposes "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps. The Company's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which the Company could borrow funds under its Credit Facility.

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

                           PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

(c) Issuance of unregistered shares during the three months ended
    March 31, 1998:

All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On January 2, 1998, in connection with the acquisition of Bass Consultants, Inc., the Company issued 626,966 shares of Common Stock in exchange for all the outstanding shares of Bass Consultants, Inc.

On January 6, 1998, in connection with the acquisition of Philip Rootberg & Co., LLP, the Company paid $5.1 million in cash and issued 482,353 shares of Common Stock in exchange for all the outstanding shares Philip Rootberg & Co., LLP.

On January 30, 1998, in connection with the acquisition of Seitz, Kate, Medve, Inc., the Company paid $362,000 in cash and issued 32,492 shares of Common Stock in exchange for all the outstanding shares of Seitz, Kate, Medve, Inc.

On January 30, 1998, in connection with the acquisition of Braunsdorf, Carlson & Clinkinbeard, CPA's P.A. and Bushman & Associates, CPA's P.A. ("BCC Group"), the Company paid $1.6 million in cash and issued 159,352 shares of Common Stock in exchange for all the outstanding shares of the BCC Group.

On March 23, 1998, in connection with the acquisition of Kaufman Davis LLP, the Company paid $2.2 million in cash and issued 160,863 shares of Common Stock in exchange for substantially all of the assets of Kaufman Davis LLP.

On March 31, 1998, in connection with the acquisition of The Continuous Learning Group, Inc. and Envision Development Group, Inc., the Company paid $10.4 million in cash and issued 916,805 shares of Common Stock in exchange for all the outstanding shares of The Continuous Learning Group, Inc. and Envision Development Group, Inc.

On March 31, 1998, in connection with the acquisition of Multi-Dimensional International, Inc., the Company paid $5.2 million in cash and issued 459,662 shares of Common Stock in exchange for all the outstanding shares of Multi-Dimensional International, Inc.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                1     Amended and Restated 1996 Employee Stock Option Plan

                2     First Amendment, Consent and Waiver to Credit Facility

                27.1  Financial Data Schedule

            (b) Reports on Form 8-K

                (i) The Company filed a Current Report on Form 8-K dated
                    February 20, 1998, reporting in Item 7 the following financial statements:

                    (1) Audited Balance Sheet of Comprehensive Business Services, Inc. as of December 31, 1996, and Audited Statements of Operations, Stockholder's Equity, and Cash Flows for the year ended December 31, 1996.

                    (2) Unaudited Statements of Operations and Cash Flows of Comprehensive Business Services, Inc. for the period January 1, 1997 to September 30, 1997.

                    (3) Audited Consolidated Balance Sheets of Valuation Counselors Group, Inc. and Subsidiary as of December 31, 1996 and 1995, and Audited Consolidated Statements of Operations, Stockholder's Equity, and Cash Flows for the years then ended.

                    (4) Unaudited Consolidated Statements of Operations and Cash Flows of Valuation Counselors Group, Inc. and Subsidiary for the period January 1, 1997 to September 30, 1997.

                    (5) Audited Balance Sheet of Zelenkofske, Axelrod & Co., Ltd. as of June 30, 1997, and Audited Statements of Operations and Retained Earnings, and Cash Flows for the three months ended June 30, 1997.

                    (6) Audited Balance Sheet of Health Administration Services, Inc. as of December 18, 1997, and Audited Statements of Income, Changes in Stockholder's Equity, and Cash Flows for the period January 1, 1997 to December 18, 1997.

                    (7) Audited Consolidated Balance Sheet of Shenkin Kurtz Baker & Co., P.C. and Subsidiary as of December 7, 1997, and Audited Consolidated Statements of Income, Stockholder's Equity, and Cash Flows for the period January 1, 1997 to December 7, 1997.

                    (8) Audited Combined Balance Sheet of Robert D. O'Byrne and Associates, Inc. and The Grant Nelson Group, Inc. as of December 31, 1997, and Audited Combined Statements of Operations, Stockholder's Equity, and Cash Flows for the year ended December 31, 1997.

                    (9) Audited Consolidated Balance Sheets of Environmental Systems, Inc. and Subsidiaries as of December 31, 1996, 1995 and 1994, and Audited Consolidated Statements of Operations, Stockholder's Equity, and Cash Flows for the years then ended.

                    (10) Audited Balance Sheet of Smith & Radigan, P.C. as of
                         December 3, 1997, and Audited Statements of Operations and Cash Flows for the period January 1, 1997 through December 3, 1997.

                (ii) The Company filed a Current Report on Form 8-K dated March
                     31, 1998, reporting in Item 2 that the Company completed the acquisitions of The Continuous Learning Group, Inc., Envision Development Group, Inc. and Multi-Dimensional International Consultants, Ltd. The Company noted in Item 7 that financial statements and pro forma information related to the aforementioned acquisitions would be filed by amendment.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Century Business Services, Inc.
                                                 -------------------------------
                                                               (Registrant)






Date:    May 15, 1998                     By:     /s/ Charles D. Hamm, Jr.
         ------------                             ------------------------
                                                  Charles D. Hamm, Jr.
                                                  Chief Financial Officer

                         CENTURY BUSINESS SERVICES, INC.
                         -------------------------------
                                  EXHIBIT INDEX
                                  -------------





Exhibit Number:                                                        Page No.
---------------

 1     Amended and Restated 1996 Employee Stock Option Plan . . . . . .  14-18

 2     First Amendment, Consent and Waiver to Credit Facility . . . . .  19-29

27.1   Financial Data Schedule (SEC only) . . . . . . . . . . . . . . .   30