Form 10-Q
period 1998-06-30
CENTURY BUSINESS SERVICES INC
filed 1998-08-14
CIK 944148

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q
       (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                         JUNE 30, 1998
                                    --------------------------------------------

                                       OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from  NOT APPLICABLE to ______________
                                --------------

Commission file number 0-25890
                       ---------------------------------------------------------

                         CENTURY BUSINESS SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                      22-2769024
-----------------------------------         ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
 of Incorporation or Organization)


6480 ROckside Woods Boulevard South, Suite 330, Cleveland, Ohio       44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


(Registrant's Telephone Number, Including Area Code)        216-447-9000
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

                                    Yes  X     No ____
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                                 Outstanding At
  Class Of Common Stock                                         August 7, 1998
  ---------------------                                        -----------------

  Par value $.01 per share                                         58,517,950
                                                                 -------------

Exhibit Index is on page 15 of this report.

                               Page 1 of 15 Pages

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION:                                                         Page

                  Item 1.    Financial Statements

                             Condensed Consolidated Balance Sheets -
                             June 30, 1998 and December 31, 1997                                             3

                             Condensed Consolidated Statements of Income -
                             Three and Six Months Ended June 30, 1998 and 1997                               4

                             Condensed Consolidated Statements of Cash Flows -
                             Six Months Ended June 30, 1998 and 1997                                         5

                             Notes to the Condensed Consolidated Financial Statements                      6-8

                  Item 2.    Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                                   9-11

                  Item 3.    Quantitative and Qualitative Information about Market Risk                     11


PART II  .        OTHER INFORMATION :

                  Item 2.    Changes in Securities                                                       11-12

                  Item 4.    Submissions of Matters to a Vote of Security Holders                           12

                  Item 6.    Exhibits and Reports on Form 8-K                                               13

                  Signatures 14

                  Exhibit Index                                                                             15

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                                                     JUNE 30,        DECEMBER 31,
                                                                                        1998                 1997
                                                                                 -------------       --------------
                                     ASSETS
   Cash and cash equivalents                                                     $      49,181       $       23,371
   Accounts receivable, less allowance for doubtful
    accounts of $3,373 and $2,646, respectively                                         65,678               37,637
   Premiums receivable, less allowance for doubtful
    accounts of $156 and $281, respectively                                             12,418                7,812

   Investments:
    Fixed maturities held to maturity, at amortized cost                                12,876               14,528
    Securities available for sale, at fair value                                        65,781               59,138
    Other investments                                                                    4,645                6,054
                                                                                 -------------       --------------
             Total investments                                                          83,302               79,720

   Deferred policy acquisition costs                                                     5,244                4,478
   Reinsurance recoverables                                                             16,280               15,215
   Excess of cost over net assets of businesses acquired,
    net of accumulated amortization of $3,438 and $1,264                               167,852               89,856
   Notes receivable                                                                     18,346               16,661
   Other assets                                                                         37,152               21,607
                                                                                 -------------       --------------

   TOTAL ASSETS                                                                  $     455,453       $      296,357
                                                                                 =============       ==============

                                 LIABILITIES
   Losses and loss expenses payable                                              $      55,477       $       50,655
   Unearned premiums                                                                    26,326               22,656
   Notes payable, bank debt and capitalized leases                                      38,755               20,725
   Income taxes                                                                          8,478                3,442
   Accrued expenses                                                                     31,898               27,829
   Other liabilities                                                                    29,967               20,744
                                                                                 -------------       --------------

   TOTAL LIABILITIES                                                                   190,901              146,051
                                                                                 -------------       --------------

                              SHAREHOLDERS' EQUITY
   Common stock                                                                            547                  415
   Additional paid-in capital                                                          226,705              126,538
   Retained earnings                                                                    36,286               21,606
   Accumulated other comprehensive income                                                1,014                1,747
                                                                                 -------------       --------------

   TOTAL SHAREHOLDERS' EQUITY                                                          264,552              150,306
                                                                                 -------------       --------------


   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $     455,453       $      296,357
                                                                                 =============       ==============


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30,                            JUNE 30,
                                                               -------------------------          -------------------------
                                                                 1998             1997              1998             1997
                                                               --------         --------          --------         --------

Revenues:
   Business service fees and commissions                       $ 56,307         $ 14,956          $108,099         $ 25,979
   Specialty insurance services (regulated):
     Premiums earned                                             11,310            8,355            21,779           16,421
     Net investment income                                        1,233            1,100             2,609            2,277
     Net realized gain on investments                               651            1,071             1,421            2,034
     Other income                                                   211              497               212              454
                                                          -------------    -------------        -----------      -----------
         Total revenues                                          69,712           25,979           134,120           47,165

Expenses:
   Operating expenses - business services                        43,150           12,577            83,161           21,505
   Losses and loss adjustment expenses                            5,152            4,594            10,774            9,423
   Policy acquisition and other expenses                          5,554            3,491            10,537            6,813
   Corporate general and administrative expenses                  1,780            1,255             3,319            1,627
   Depreciation and amortization expenses                         1,815              677             3,484            1,031
                                                          -------------    -------------        -----------      -----------
         Total expenses                                          57,451           22,594           111,275           40,399

Income from continuing operations before net corporate
   interest income and income tax expense                        12,261            3,385            22,845            6,766

Net corporate interest income                                       230              269               604              573
                                                          -------------    -------------        -----------      -----------

Income from continuing operations before
   income tax expense                                            12,491            3,654            23,449            7,339

Income tax expense                                                4,622            1,007             8,544            2,168
                                                          -------------    -------------        -----------      -----------

Income from continuing operations                                 7,869            2,647            14,905            5,171
Loss from discontinued operations                                    --             (179)               --             (713)
                                                          -------------    -------------        -----------      -----------

Net income                                                    $   7,869       $    2,468         $  14,905        $   4,458
                                                          =============    =============        ===========       ==========

Earnings per share:

   Basic:
      Income from continuing operations                       $     .15       $      .07          $     .30       $      .14
      Loss from discontinued operations                              --              .--                .--             (.02)
                                                          -------------    -------------        -----------      -----------

      Net income per share                                    $     .15       $      .07          $     .30       $      .12
                                                          =============    =============        ===========       ==========

   Diluted:
      Income from continuing operations                       $     .12       $      .05          $     .23       $      .11
      Loss from discontinued operations                              --              .--                .--             (.02)
                                                          -------------    -------------        -----------      -----------

      Net income per share                                    $     .12       $      .05          $     .23       $      .09
                                                          =============    =============        ===========       ==========

   Weighted average common shares                                52,613           37,775             50,083           37,225
                                                          =============    =============        ===========       ==========

   Weighted average common shares and dilutive
      potential common shares                                    68,290           49,000             65,582           48,470
                                                          =============    =============        ===========       ==========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                         1998                 1997
                                                                                -----------------     ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 $        (760)      $      10,899

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed maturities, held to maturity                                            (111)              (209)
   Purchase of fixed maturities, available for sale                                       (16,244)            (9,501)
   Purchase of equity securities                                                           (1,854)                --
   Redemption of fixed maturities, held to maturity                                         1,958                600
   Sale of fixed maturities, available for sale                                             9,703              2,658
   Sale of equity securities                                                                  792                663
   Principal receipts on mortgage loans                                                       151                  1
   Change in short-term investments                                                         1,259              3,784
   Business acquisitions, net of cash acquired                                            (34,462)           (23,958)
   Acquisition of property and equipment                                                   (5,254)              (914)
   Proceeds from dispositions of property and equipment                                       395                 --
                                                                                     -------------     --------------
      Net cash used in investing activities                                               (43,667)           (26,876)
                                                                                    --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                                      59,979              1,822
   Repayment of debt                                                                      (46,010)            (2,811)
   Proceeds from stock issuances, net                                                      47,695              5,487
   Proceeds from exercise of stock options and warrants, net                                8,798                 --
   Cash distribution by pooled company                                                       (225)                --
                                                                                    -------------     --------------
      Net cash provided by financing activities                                            70,237              4,498
                                                                                    -------------     --------------

Net increase (decrease) in cash and cash equivalents                                       25,810            (11,479)
Cash and cash equivalents at beginning of period                                           23,371             42,215
                                                                                    -------------     --------------

Cash and cash equivalents at end of period:
   Continuing operations                                                                   49,181             30,736
   Discontinued operations                                                                     --                755
                                                                                    -------------     --------------
Total cash and cash equivalents at end of period                                    $      49,181     $       31,491
                                                                                    =============     ==============


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997 and the results of its operations and cash flows for the periods ended June 30, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The 1997 condensed consolidated balance sheet was derived from the Company's audited financial statements which have been restated to include the results of acquisitions accounted for as poolings (see Note 3), but
         does not include all disclosures required by   generally accepted
         accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", on January 1, 1998. As required by the Statement, the Company displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income are the adjustments made for unrealized holding gains and losses on available for sale securities. Comprehensive income for the three months ended June 30, 1998 and 1997 was $7.7 million and $1.2 respectively. Comprehensive income for the six months ended June 30, 1998 and 1997 was $14.2 million and $2.5 million, respectively.

2.       EARNINGS PER SHARE

         Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options and warrants, using the treasury stock method. The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock (in thousands, except per share data):

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                           1998         1997             1998         1997
                                                                           ----         ----             ----         ----

         Numerator:
           Income used in basic and diluted earnings per share            $ 7,869      $ 2,468          $14,905     $ 4,458

         Denominator:
           Basic weighted average shares                                   52,613       37,775           50,083      37,225
           Effect of dilutive stock options and warrants                   15,677       11,225           15,499      11,245
                                                                          -------      -------          -------     -------
           Diluted weighted average shares                                 68,290       49,000           65,582      48,470
                                                                          =======      =======          =======     =======

           Basic earnings per share                                       $  0.15      $  0.07          $  0.30     $  0.12
                                                                          =======      =======          =======     =======
           Diluted earnings per share                                     $  0.12      $  0.05          $  0.23     $  0.09
                                                                          =======      =======          =======     =======

3.       ACQUISITIONS

         During the second quarter 1998, the Company continued its strategic acquisition program, acquiring the businesses of sixteen complementary companies. These acquisitions comprised the following: five accounting, consulting and tax advisory businesses, three benefits design, consulting and administration firms, one business valuation firm, one commercial insurance agency, one organizational consulting and training firm, one employee benefits management and consulting firm, one healthcare consulting firm, one managed healthcare marketing and administration firm, one pension administration and investment services firm and one information technology company.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -
                                  (continued)


3.       ACQUISITIONS (continued)

         Eleven of the acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired companies have been included in the accompanying condensed consolidated financial statements since the dates of acquisition. The aggregate purchase price of these acquisitions was approximately $45.070 million, and includes future contingent consideration of up to $3.742 million in cash and $9.750 million of restricted common stock of the Company (estimated stock value at date of acquisition), based on the acquired companies' ability to meet certain performance goals. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the Company based upon their respective fair market values.

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

                                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                JUNE 30,                        JUNE 30,
                                                                          1998         1997              1998          1997
                                                                          ----         ----              ----          ----

         Net revenues - pro forma                                        $ 72,240     $43,352           $149,131      $ 81,912
         Net income - pro forma                                          $  8,170     $ 5,298           $ 16,729      $ 10,117
         Earnings per share pro forma -
           - Basic                                                       $   0.15     $  0.13           $   0.32      $   0.24
           - Diluted                                                     $   0.12     $  0.10           $   0.25      $   0.19

         The Company exchanged 1.975 million shares of its common stock for all of the common stock of the five acquisitions accounted for under the pooling-of-interests method of accounting for business combinations. Accordingly, the Company's financial statements have been restated to include the results of the pooled entities for all periods presented. The combined and separate results of the Company and the pooled entities during the periods preceding the combination were as follows (in thousands):

                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                             MARCH 31,1998     JUNE 30, 1997                JUNE 30, 1997
                                             -------------     -------------                -------------

         Revenues:
           Company                             $59,215           $21,088                       $37,384
           Pooled entities                       5,193             4,891                         9,781
                                              --------           -------                       -------
           Combined                            $64,408           $25,979                       $47,165
                                              ========           =======                       =======

         Net Income:
           Company                            $  6,367           $ 2,054                       $ 3,629
           Pooled entities                         669               414                           829
                                              --------           -------                       -------
           Combined                           $  7,036           $ 2,468                       $ 4,458
                                              ========           =======                       =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -
                                  (continued)

4.       SUBSEQUENT EVENTS

         Since June 30, 1998, the Company has closed the following four acquisitions: one national franchisor of financial and tax services, two accounting, consulting and tax advisory businesses and one property tax management and consulting firm. In addition, the Company has announced the acquisition of twelve additional companies which include the following: ten accounting, consulting and tax advisory businesses and two benefits design, consulting and administration firms. The combined cost of these transactions is approximately $36.584 million in cash, $44.160 million of restricted Company common stock, and $6.321 million of unrestricted Company common stock.

         On August 10, 1998, the Company amended and restated its revolving credit facility dated October 3, 1997 which resulted in an increase in the amount of available credit from $50 million to $100 million and a change in the term from three to five years. Other than that noted above, there were no other substantial changes in terms or conditions.

5.       RECLASSIFICATIONS

         Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

Revenues

         Total revenues increased to $69.7 million and $134.1 million for the three and six month periods ended June 30, 1998, respectively, from $26.0 million and $47.2 million for the comparable periods in 1997. The increase in revenues was primarily attributable to the Company's acquisition activity in outsourced business services.

         Business service fees and commissions increased to $56.3 million and $108.1 million for the three and six month periods ended June 30, 1998, respectively, from $15.0 million and $26.0 million for the comparable periods in 1997. The increase was primarily attributable to the acquisitions completed in 1998. Due to the majority of recent acquisitions having been accounted for under the purchase method, the Company's consolidated financial statements give effect to such acquisitions only from their respective acquisition dates.

         Premiums earned increased to $11.3 million and $21.8 million for the three and six month periods ended June 30, 1998, respectively, from $8.4 million and $16.4 million for the comparable periods in 1997. The increase in premiums earned was primarily attributable to the growth in surety bonds and commercial liability premiums over 1997 levels, the introduction of workers compensation coverage emanating from an August 1997 business transaction and the assumption of contract surety premiums under a certain reinsurance agreement entered into in 1997.

         Net investment income increased to $1.2 million and $2.6 million for the three and six month periods ended June 30, 1998, respectively, from $1.1 million and $2.3 million for the comparable periods in 1997. This decrease was primarily attributable to increased invested assets.

         Net realized gain on investments decreased to $0.7 million and $1.4 million for the three and six month periods ended June 30, 1998, respectively, from $1.1 million and $2.0 million for the comparable periods in 1997. This decrease was primarily attributable to the composition of investments sold during the three and six month periods ended June 30, 1998 versus the comparable periods in 1997.

Expenses

         Total expenses increased to $57.5 million and $111.3 million for the three and six month periods ended June 30, 1998, respectively, from $22.6 million and $40.4 million for the comparable periods in 1997. Such increase was primarily attributable to the increase in operating expenses, which reflects the impact of the Company's acquisitions made in 1998 and the corresponding increase of corporate staff and related integration costs. As a percentage of revenues, total expenses decreased to 82.4% and 87.0% for the three-month periods ended June 30, 1998 and 1997, respectively, and 83.0% and 85.7% for the six-month periods ended June 30, 1998 and 1997, respectively.

         Operating expenses for the business services operations increased to $43.2 million and $83.2 million for the three and six month periods ended June 30, 1998, respectively, from $12.6 million and $21.5 million for the comparable periods in 1997. Such increase was attributable to business services acquisitions completed in 1998. As a percentage of fees and commissions, operating expenses decreased to 76.6% and 84.1% for the three-month periods ended June 30, 1998 and 1997, respectively, and 76.9% and 82.8% for the six-month periods ended June 30, 1998 and 1997, respectively.

         Loss and loss adjustment expenses increased to $5.2 million and $10.8 million for the three and six month periods ended June 30, 1998, respectively, from $4.6 million and $9.4 million for the comparable periods in 1997. Such increase was attributable to increased premium volume for commercial liability coverage and workers compensation. As a percentage of premiums earned, loss and loss adjustment expenses decreased to 45.6% and 55.0% for the three-month periods ended June 30, 1998 and 1997, respectively, and 49.5% and 57.4% for the six-month periods ended June 30, 1998 and 1997, respectively. Such decreases were the result of better than expected incurred loss results for certain lines of business.

         Policy acquisition and other expenses increased to $5.6 million and $10.5 million for the three and six month periods ended June 30, 1998, respectively, from $3.5 million and $6.8 million for the comparable periods in 1997. The increase corresponds primarily to the increase in premium volume and regionalization of the property and casualty operation.

         Corporate general and administrative expenses increased to $1.8 million and $3.3 million for the three and six month periods ended June 30, 1998, respectively, from $1.3 million and $1.6 million for the comparable periods in 1997. Such increase was attributable to the expanding of the corporate function to accommodate the Company's acquisition strategy. Corporate general and administrative expenses represented 2.6% and 4.8% of total revenues for the three-month periods ended June 30, 1998 and 1997, respectively, and 2.5% and 3.4% for the six-month periods ended June 30, 1998 and 1997, respectively.

         Depreciation and amortization expenses increased to $1.8 million and $3.5 million for the three and six month periods ended June 30, 1998, respectively, from $1.0 million for the comparable periods in 1997. The increase is a result of the increase of goodwill amortization resulting from the acquisitions completed by the Company in 1998 and 1997. As a percentage of total revenues, depreciation and amortization expense was 2.6% for the three-month periods ended June 30, 1998 and 1997, and was 2.6% and 2.2% for the six-month periods ended June 30, 1998 and 1997, respectively. Such increase was attributable to the implementation of the Company's acquisition strategy.

OTHER

         The Company's 1998 condensed consolidated balance sheet includes net increase in goodwill of $78.0 million since December 31, 1997 and relates to goodwill recorded in accordance with APB Opinion No. 16 upon the consummation of seventeen acquisitions which were accounted for as purchases during 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 1998, cash and cash equivalents increased $25.8 million as cash generated from financing activities of $70.2 million exceeded cash used in operating activities of $0.8 million and cash used in investing activities of $43.7 million. The normal seasonal changes occurred between year-end and the end of the second quarter and resulted in increased accounts receivable and premiums receivable. Cash used in investing activities consisted primarily of investment activity, new business acquisitions, and capital expenditures. Cash provided by financing activities consisted primarily of proceeds received from a private placement of 3.8 million shares during the first quarter 1998.

YEAR 2000 DISCLOSURE

         The Company has begun to modify its information systems to enable proper processing of transactions relating to the year 2000 and beyond. Project completion is planned for the end of 1998. The Company is expensing as incurred all costs associated with these system changes and such costs are not expected to exceed $2.0 million. Most of such costs will be incurred in the latter part of 1998 and will be funded from operations.

FORWARD-LOOKING STATEMENTS

         Statements included in the Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Forward looking statements are commonly identified by the use of such terms as "intends", "estimates", "expects", "projects", anticipates", "seeks", "believes", and "scheduled". Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or assumptions materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such assumptions will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include:
(i) the Company's ability to grow through acquisitions of strategic and complementary businesses; (ii) the Company's ability to finance such acquisitions; (iii) the Company's ability to manage growth; (iv) the Company's ability to integrate the operations of the acquired businesses; (v) the Company's ability to share, retrieve, process and manage significant databases;
(vi) the Company's ability to attract and retain experienced personnel; (vii) the Company's ability to manage pricing of its insurance products and adequately reserve for losses; (viii) the impact of current and future laws and governmental regulations affecting the Company's operations; and (ix) market fluctuations in the values or returns on assets in the Company's investment portfolios. All forward-looking statements in this Form 10-Q are expressly qualified by the Cautionary Statements.


ITEM 3.   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps. The Company's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which the Company could borrow funds under its Credit Facility.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 2.   CHANGES IN SECURITIES

(c) Issuance of unregistered shares during the three months ended June 30, 1998, were as follows:

All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On April 4, 1998, in connection with the acquisition of Employers Select Plan Agency of Ohio, Inc., the Company issued 400,000 shares of Common Stock in exchange for all the outstanding shares of Employers Select Plan Agency of Ohio, Inc.

On April 23, 1998, in connection with the acquisition of National Retirement Planning, Inc., the Company issued 92,000 shares of Common Stock in exchange for all the outstanding shares of National Retirement Planning, Inc.

On April 30, 1998, in connection with the acquisition of M.T. Donahoe & Associates, Inc., the Company issued 375,104 shares of Common Stock in exchange for all the outstanding shares of M.T. Donahoe & Associates, Inc.

On May 6, 1998, in connection with the acquisition of Business Valuation Services, Inc., the Company paid $2.1 million in cash and issued 265,098 shares of Common Stock in exchange for all the outstanding shares of Business Valuation Services, Inc.

On May 15, 1998, in connection with the acquisition of Love Insurance Agency, Inc., the Company issued 410,256 shares of Common Stock in exchange for substantially all the outstanding shares of Love Insurance Agency, Inc.

On June 2, 1998, in connection with the acquisition of Blackman & Associates, P.C., the Company paid $0.5 million in cash and issued 53,554 shares of Common Stock in exchange for all the outstanding shares of Blackman & Associates, P.C.

On June 2, 1998, in connection with the acquisition of Harper Benefits, Inc., the Company paid $0.3 million in cash and issued 26,277 shares of Common Stock in exchange for all the outstanding shares of Harper Benefits, Inc.

On June 1, 1998, in connection with the acquisition of National Hospital and Health Care Services, Inc., the Company issued 713,880 shares of Common Stock in exchange for all the outstanding shares of National Hospital and Health Care Services, Inc.

On June 12, 1998, in connection with the acquisition of Schweitzer, Rubin, Karon & Bremer, the Company paid $2.4 million in cash and issued 223,901 shares of Common Stock in exchange for all the outstanding shares of Schweitzer, Rubin, Karon & Bremer.

On June 17, 1998, in connection with the acquisition of Varney & Associates, P.A., the Company issued 245,760 shares of Common Stock in exchange for all the outstanding shares of Varney & Associates, P.A.

On June 17, 1998, in connection with the acquisition of Ross Gordon & Associates, Inc., the Company issued 213,235 shares of Common Stock in exchange for all the outstanding shares of Ross Gordon & Associates, Inc.

On June 30, 1998, in connection with the acquisition of Organization/Performance Group, Inc., the Company paid $1.7 million in cash and issued 151,899 shares of Common Stock in exchange for all the outstanding shares of Organization/Performance Group, Inc.

On June 30, 1998, in connection with the acquisition of S&S Business Services, Inc., the Company issued 314,097 shares of Common Stock in exchange for all the outstanding shares of S&S Business Services, Inc.

On June 30, 1998, in connection with the acquisition of Avatar Technology, Inc., the Company issued 169,245 shares of Common Stock in exchange for all the outstanding shares of Avatar Technology, Inc.

On June 30, 1998, in connection with the acquisition of KA Consulting, Inc., the Company paid $2.6 million in cash and issued 233,866 shares of Common Stock in exchange for all the outstanding shares of KA Consulting, Inc.

On June 30, 1998, in connection with the acquisition of Moore, Tyler & Co., the Company paid $1.8 million in cash and issued 140,422 shares of Common Stock in exchange for all the outstanding shares of Moore, Tyler & Co.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on April 30, 1998, the following matters were submitted to a vote of stockholders:

1) The election of the following individuals to the Board of Directors to serve until the 2001 Annual Meeting of Shareholders.

                                               SHARES FOR                       SHARES WITHHELD
                                               ----------                       ---------------

         Rick L. Burdick                         34,704,139                            29,975
         Hugh P. Lowenstein                      34,708,279                            25,835

2) The approval of the appointment of KPMG Peat Marwick LLP as independent accountants for fiscal year 1998.

         SHARES FOR                         SHARES AGAINST                      SHARES ABSTAINED
         ----------                         --------------                      ----------------
         34,696,446                               26,567                               11,101

3) The approval of the sale of 500,000 shares of common stock to Westbury (Bermuda) Ltd., a corporation controlled by Mr. Michael G. DeGroote.

         SHARES FOR                         SHARES AGAINST                      SHARES ABSTAINED
         ----------                         --------------                      ----------------

         34,457,031                              201,628                               75,455

                                      -12-

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           1 Amended and Restated Credit Agreement dated as of October 3, 1997 and as Amended and Restated as of August 10, 1998.

                           27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K/A

                           (i) On June 10, 1998, the Company filed a Current
                               Report on Form 8-K/A, amending Item 7 of its
                               Current Report on Form 8-K dated March 31, 1998, for the purpose of filing financial statements for The Continuous Learning Group, Envision Development Group, Inc., and Multi-Dimensional International.

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



                                                 CENTURY BUSINESS SERVICES, INC.
                                                 -------------------------------
                                                              (Registrant)






Date:    August 14, 1998                 By:      /s/ Charles D. Hamm, Jr.
                                                  ------------------------------
                                                  Charles D. Hamm, Jr.
                                                  Chief Financial Officer

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------

                                  EXHIBIT INDEX
                                  -------------


                  EXHIBIT NUMBER:

                  1      Amended and Restated Credit Agreement.............................................      16-116

                  27.1   Financial Data Schedule (SEC only)................................................        117