Form 10-Q
period 1998-09-30
CENTURY BUSINESS SERVICES INC
filed 1998-11-13
CIK 944148

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


For the quarterly period ended              September 30, 1998
                                ------------------------------------------------

                                       OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from        Not Applicable        to
                                 -------------------------     -----------------

Commission file number              0-25890
                       ---------------------------------------------------------

                         CENTURY BUSINESS SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                               22-2769024
---------------------------------       ----------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)


6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio       44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


(Registrant's Telephone Number, Including Area Code)         216-447-9000
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

                                                   Yes   X       No
                                                       -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                             Outstanding At
         Class of Common Stock                             November  4, 1998
         ---------------------                             -----------------

         Par value $.01 per share                              65,453,699
                                                             -------------

Exhibit Index is on page 14 of this report.


                               Page 1 of 15 Pages

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION:                                                                   Page

                  Item 1.    Financial Statements

                             Condensed Consolidated Balance Sheets -
                             September 30, 1998 and December 31, 1997                                        3

                             Condensed Consolidated Statements of Income -
                             Three and Nine Months Ended September 30, 1998 and 1997                         4

                             Condensed Consolidated Statements of Cash Flows -
                             Nine Months Ended September 30, 1998 and 1997                                   5

                             Notes to the Condensed Consolidated Financial Statements                      6-8

                  Item 2.    Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                                   9-11

                  Item 3.    Quantitative and Qualitative Information about Market Risk                     11



PART II.          OTHER INFORMATION:

                  Item 2.    Changes in Securities                                                       12-13

                  Item 6.    Exhibits and Reports on Form 8-K                                               13

                  Signature                                                                                 13

                  Exhibit Index                                                                             14

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.     FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                     1998                 1997
                                                                                 -------------       --------------
                                     ASSETS
   Cash and cash equivalents                                                     $      48,194       $       29,033
   Accounts receivable, less allowance for doubtful
    accounts of $3,394 and $1,936                                                       83,880               45,629
   Premiums receivable, less allowance for doubtful
    accounts of $259 and $281                                                           11,665                7,812

   Investments:
    Fixed maturities held to maturity, at amortized cost                                12,952               14,528
    Securities available for sale, at fair value                                        70,287               59,138
    Other investments                                                                    3,786                6,054
                                                                                 -------------       --------------
             Total investments                                                          87,025               79,720

   Deferred policy acquisition costs                                                     5,685                4,478
   Reinsurance recoverables                                                             18,161               15,215
   Excess of cost over net assets of businesses acquired,
     net of accumulated amortization of $4,501 and $1,264                              222,073               89,856
   Notes receivable                                                                     14,780               16,616
   Property and equipment, net                                                          21,930               10,186
   Other assets                                                                         28,220               15,807
                                                                                 -------------       --------------

   TOTAL ASSETS                                                                  $     541,613       $      314,352
                                                                                 =============       ==============

                                 LIABILITIES
   Losses and loss adjustment expenses                                           $      58,455       $       50,655
   Unearned premiums                                                                    29,344               22,656
   Notes payable, bank debt and capitalized leases                                      56,350               23,944
   Income taxes                                                                         11,553                3,702
   Accrued expenses                                                                     27,668               29,283
   Other liabilities                                                                    39,370               27,702
                                                                                 -------------       --------------

   TOTAL LIABILITIES                                                                   222,740              157,942
                                                                                 -------------       --------------

                              SHAREHOLDERS' EQUITY
   Common stock                                                                            637                  415
   Additional paid-in capital                                                          264,740              125,741
   Retained earnings                                                                    52,896               28,507
   Accumulated other comprehensive income                                                  600                1,747
                                                                                 -------------       --------------

   TOTAL SHAREHOLDERS' EQUITY                                                          318,873              156,410
                                                                                 -------------       --------------


   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $     541,613       $      314,352
                                                                                 =============       ==============



See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 ------------------------      ------------------------
                                                                    1998          1997           1998            1997
                                                                 ---------      ---------      ---------      ---------

Revenues:
   Business service fees and commissions                         $  70,313      $  27,518      $ 197,833      $  72,662
   Specialty insurance services (regulated):
     Premiums earned                                                11,638         10,371         33,417         26,791
     Net investment income                                           1,492            507          4,101          3,135
     Net realized gain on investments                                  929            992          2,350          3,026
     Other income                                                       --             54            212            157
                                                                 ---------      ---------      ---------      ---------
         Total revenues                                             84,372         39,442        237,913        105,771

Expenses:
   Operating expenses - business services                           53,245         22,211        152,147         60,059
   Losses and loss adjustment expenses                               6,221          6,193         16,995         15,616
   Policy acquisition and other expenses                             4,582          2,644         15,120          8,902
   Corporate general and administrative expenses                     3,533          1,227          6,852          2,852
   Depreciation and amortization expenses                            2,517            595          6,603          1,935
                                                                 ---------      ---------      ---------      ---------
         Total expenses                                             70,098         32,870        197,717         89,364

Income from continuing operations before interest
   and other income and income tax expense                          14,274          6,572         40,196         16,407
Interest and other income, net                                         612            409          1,231          1,042
                                                                 ---------      ---------      ---------      ---------

Income from continuing operations before
   income tax expense                                               14,886          6,981         41,427         17,449

Income tax expense                                                   5,244          2,716         14,343          4,704
                                                                 ---------      ---------      ---------      ---------

Income from continuing operations                                    9,642          4,265         27,084         12,745
Income (loss) from discontinued operations                              --             50             --           (663)
                                                                 ---------      ---------      ---------      ---------

Net income                                                       $   9,642      $   4,315      $  27,084      $  12,082
                                                                 =========      =========      =========      =========


Earnings per share:
   Basic:
      Income from continuing operations                          $    0.16      $    0.10      $    0.48      $    0.32
      Loss from discontinued operations                                 --             --             --          (0.02)
                                                                 ---------      ---------      ---------      ---------

      Net income per share                                       $    0.16      $    0.10      $    0.48      $    0.30
                                                                 =========      =========      =========      =========


   Diluted:
      Income from continuing operations                          $    0.13      $    0.08      $    0.39      $    0.25
      Loss from discontinued operations                                 --             --             --          (0.02)
                                                                 ---------      ---------      ---------      ---------

      Net income per share                                       $    0.13      $    0.08      $    0.39      $    0.23
                                                                 =========      =========      =========      =========


Pro forma income data (from continuing operations) (note 3)
   Net income as reported                                        $   9,642      $   4,265      $  27,084      $  12,745
   Pro forma adjustment to provision for income taxes                  264            306            710          1,295
                                                                 ---------      ---------      ---------      ---------

   Pro forma net income                                          $   9,378      $   3,959      $  26,374      $  11,450
                                                                 =========      =========      =========      =========

   Pro forma earnings per share:
      Basic earning per share                                    $    0.15      $    0.09      $    0.47      $    0.29
                                                                 =========      =========      =========      =========

      Diluted earnings per share                                 $    0.13      $    0.07      $    0.38      $    0.22
                                                                 =========      =========      =========      =========


   Weighted average common shares                                   60,767         42,223         55,890         39,794
                                                                 =========      =========      =========      =========

   Weighted average common shares and dilutive
      potential common shares                                       74,336         53,288         70,328         51,493
                                                                 =========      =========      =========      =========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                     1998           1997
                                                                   --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          $ 13,924       $ 11,713

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed maturities, held to maturity                     (325)          (209)
   Purchases of fixed maturities, available for sale                (54,419)       (13,572)
   Purchases of equity securities                                    (1,961)        (2,714)
   Redemptions of fixed maturities, held to maturity                  2,066            600
   Proceeds from sale of fixed maturities, available for sale        42,166          2,644
   Proceeds from sale of equity securities                            1,817          1,033
   Change in other investments                                        2,268            356
   Proceeds from notes receivable                                     5,227             --
   Business acquisitions, net of cash acquired                      (59,725)       (20,030)
   Proceeds from sale of environmental services business                  -          5,380
   Purchases of property and equipment                               (8,484)        (1,326)
   Proceeds from dispositions of property and equipment                 424             --
                                                                   --------       --------
      Net cash used in investing activities                         (70,946)       (27,838)
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                71,615          1,931
   Repayments of debt                                               (61,286)        (4,901)
   Proceeds from stock issuances, net                                47,695          6,414
   Proceeds from exercise of stock options and warrants, net         20,999             --
   Cash distributions by pooled entities                             (2,692)        (3,129)
   Other, net                                                          (148)          (628)
                                                                   --------       --------
      Net cash provided by (used in) financing activities            76,183           (313)
                                                                   --------       --------

Net increase (decrease) in cash and cash equivalents                 19,161        (16,438)
Cash and cash equivalents at beginning of period                     29,033         47,198
                                                                   --------       --------
Cash and cash equivalents at end of period                         $ 48,194       $ 30,760
                                                                   ========       ========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997 and the results of its operations and cash flows for the periods ended September 30, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The 1997 condensed consolidated balance sheet was derived from the Company's audited consolidated balance sheet which has been restated to include the results of acquisitions accounted for as poolings (see note 3), but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", on January 1, 1998. As required by the Statement, the Company displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income are the adjustments made for unrealized holding gains and losses on available for sale securities. Comprehensive income for the three months ended September 30, 1998 and 1997 was $9.2 million and $4.3 respectively. Comprehensive income for the nine months ended September 30, 1998 and 1997 was $25.9 million and $10.2 million, respectively.

2.       EARNINGS PER SHARE

         Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options and warrants, using the treasury stock method. The following data show the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock (in thousands):

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                                            1998         1997              1998           1997
                                                                          -------       ------            ------        ------

           Basic weighted average shares                                   60,767       42,223            55,890        39,794
           Effect of dilutive stock options and warrants                   13,569       11,065            14,438        11,699
                                                                          -------       ------            ------        ------
           Diluted weighted average shares                                 74,336       53,288            70,328        51,493
                                                                          =======       ======            ======        ======

3.       ACQUISITIONS

         During the third quarter 1998, the Company continued its strategic acquisition program, acquiring the businesses of twenty-five complementary companies. These acquisitions comprised the following: twenty accounting, consulting and tax advisory businesses, four benefits design, consulting and administration firms, and one business valuation firm.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -
                                  (continued)


3.       ACQUISITIONS (continued)

         Sixteen of the acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired companies have been included in the accompanying condensed consolidated financial statements since the dates of acquisition. The aggregate purchase price of these acquisitions was approximately $64.628 million, excluding future contingent consideration of up to $4.846 million in cash and $7.929 million of restricted common stock of the Company (estimated stock value at date of acquisition) which is based on the acquired companies' ability to meet certain performance goals. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the companies acquired based upon their respective fair market values. The excess of purchase price over fair value of assets acquired (goodwill) approximated $58.380 million and is being amortized over forty years.

         The unaudited pro forma information for the periods set forth below give effect to 1998 acquisitions as if they had occurred on January 1, 1998 and January 1, 1997. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the periods presented (in thousands, except per share data):

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                 1998            1997           1998             1997
                                                 ----            ----           ----             ----

         Total revenues - pro forma          $    91,764     $    70,044     $   284,738      $   197,637
         Net income - pro forma              $    11,701     $     5,949     $    36,067      $    16,984
         Earnings per share - pro forma
           - Basic                           $      0.17     $      0.12     $      0.61      $      0.36
           - Diluted                         $      0.14     $      0.10     $      0.49      $      0.29


         The Company exchanged 2.318 million shares of its common stock for all of the common stock of the nine acquisitions accounted for under the pooling-of-interests method of accounting for business combinations. Accordingly, the Company's financial statements have been restated to include the results of the pooled entities for all periods presented.

         Five of the aforementioned pooling-of-interests transactions involved enterprises that previously had not been subjected to income taxes. Accordingly, pro forma adjustments have been presented in the financial statements to reflect that tax effects of those enterprises in prior periods.


4.       SUBSEQUENT EVENTS

         Since September 30, 1998, the Company has closed the following six acquisitions, including two tuck-in acquisitions: five accounting, consulting and tax advisory businesses and one employee benefits design and administration firm. In addition, the Company has announced the acquisition of six additional companies, two of which have been subsequently terminated by the Company, and include the following: three accounting, consulting and tax advisory businesses and one business valuation firm. The combined cost of the aforementioned transactions (closed and pending) is approximately $45.614 million.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -
                                  (continued)



5.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

6.       RECLASSIFICATIONS

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

RESULTS OF OPERATIONS
---------------------

Revenues

         Total revenues increased to $84.4 million and $237.9 million for the three and nine month periods ended September 30, 1998, respectively, from $39.4 million and $105.8 million for the comparable periods in 1997. The increase in revenues was primarily attributable to the Company's acquisition activity in outsourced business services.

         Business service fees and commissions increased to $70.3 million and $197.8 million for the three and nine month periods ended September 30, 1998, respectively, from $27.5 million and $72.7 million for the comparable periods in 1997. The increase was primarily attributable to the acquisitions completed in 1998, as well as from internal growth resulting from the Company's cross-selling program. A significant amount of our recent acquisitions have been accounted for under the purchase method, and as such, the Company's consolidated financial statements give effect to such acquisitions only from their respective acquisition dates.

         Premiums earned increased to $11.6 million and $33.4 million for the three and nine month periods ended September 30, 1998, respectively, from $10.4 million and $26.8 million for the comparable periods in 1997. The increase in premiums earned was primarily attributable to the growth in surety bonds and commercial liability premiums over 1997 levels, the introduction of workers compensation coverage emanating from an August 1997 business transaction and the assumption of contract surety premiums under a certain reinsurance agreement entered into in 1997.

         Net investment income increased to $1.5 million and $4.1 million for the three and nine month periods ended September 30, 1998, respectively, from $0.5 million and $3.1 million for the comparable periods in 1997. This increase was primarily attributable to increased invested assets.

         Net realized gain on investments decreased to $0.9 million and $2.4 million for the three and nine month periods ended September 30, 1998, respectively, from $1.0 million and $3.0 million for the comparable periods in 1997. This decrease was primarily attributable to the composition of investments sold during the three and nine month periods ended September 30, 1998 versus the comparable periods in 1997.

Expenses

         Total expenses increased to $70.1 million and $197.7 million for the three and nine month periods ended September 30, 1998, respectively, from $32.9 million and $89.4 million for the comparable periods in 1997. Such increase was primarily attributable to the increase in operating expenses, which reflects the impact of the Company's acquisitions made in 1998. As a percentage of revenues, total expenses decreased to 83.1% for the three and nine month periods ended September 30, 1998, from 83.3% and 84.5% for the three and nine month periods ended September 30, 1998, respectively.

         Operating expenses for the business services operations increased to $53.2 million and $152.1 million for the three and nine month periods ended September 30, 1998, respectively, from $22.2 million and $60.1 million for the comparable periods in 1997. Such increase was attributable to business services acquisitions completed in 1998. As a percentage of fees and commissions, operating expenses decreased to 75.7% and 76.9% for the three and nine month periods ended September 30, 1998, respectively, from 80.7% and 82.7% for the comparable periods in 1997.

         Loss and loss adjustment expenses increased to $6.2 million and $17.0 million for the three and nine month periods ended September 30, 1998, respectively, from $6.2 million and $15.6 million for the comparable periods in 1997. Such increase for the nine month period was attributable to increased premium volume for commercial liability coverage and workers compensation. As a percentage of premiums earned, loss and loss adjustment expenses decreased to 53.5% and 50.9% for the three and nine month periods ended September 30, 1998, respectively, from 59.7% and 58.3% for the comparable periods in 1997. Such decreases were the result of better than expected incurred loss results for certain lines of business.

         Policy acquisition and other expenses increased to $4.6 million and $15.1 million for the three and nine month periods ended September 30, 1998, respectively, from $2.6 million and $8.9 million for the comparable periods in 1997. The increase corresponds primarily to the increase in premium volume and regionalization of the property and casualty operation.

         Corporate general and administrative expenses increased to $3.5 million and $6.9 million for the three and nine month periods ended September 30, 1998, respectively, from $1.2 million and $2.9 million for the comparable periods in 1997. Such increase was attributable to the expansion of the corporate function to accommodate the Company's acquisition strategy. In addition, the increase for the three months ended September 30, 1998 was due primarily to external costs incurred in conjunction with acquisitions accounted for as pooling-of-interests, and internal related costs associated with increased acquisition activity. Costs associated with the Company's new cross-selling program also contributed to the increase in the third quarter 1998. Corporate general and administrative expenses represented 4.2% and 3.1% of total revenues for the three-month periods ended September 30, 1998 and 1997, respectively, and 2.9% and 2.7% for the nine month periods ended September 30, 1998 and 1997, respectively.

         Depreciation and amortization expenses increased to $2.5 million and $6.6 million for the three and nine month periods ended September 30, 1998, respectively, from $0.6 million and $1.9 million for the comparable periods in 1997. The increase is a result of the increase of goodwill amortization resulting from the acquisitions completed by the Company in 1998 and 1997. As a percentage of total revenues, depreciation and amortization expense was 3.0% and 1.5% for the three month periods ended September 30, 1998 and 1997, respectively, and was 2.8% and 1.8% for the nine month periods ended
September 30, 1998 and 1997, respectively. Such increase was attributable to the implementation of the Company's acquisition strategy.

OTHER
-----

         The Company's 1998 condensed consolidated balance sheet includes a net increase in goodwill of $132.2 million since December 31, 1997 and relates to goodwill recorded in accordance with APB Opinion No. 16 upon the consummation of thirty-three acquisitions which were accounted for as purchases during 1998. No goodwill is recorded for transactions which are accounted for as poolings-of-interests.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the nine month period ended September 30, 1998, cash and cash equivalents increased $19.2 million as cash provided by operating activities of $13.9 million and financing activities of $76.2 million exceeded cash used in investing activities of $70.9 million. The normal seasonal changes occurred between year-end and the end of the third quarter and resulted in increased accounts receivable and premiums receivable. Cash used in investing activities consisted primarily of investment activity, new business acquisitions, and capital expenditures. Cash provided by financing activities consisted primarily of proceeds received from a private placement of 3.8 million shares during the first quarter 1998.

YEAR 2000
---------

         The Company's business depends, in part, upon its ability to store, retrieve, process and manage significant databases and, periodically, to expand and upgrade its information processing capabilities. The Company primarily utilizes personal computers and laptops connected to a local area network to satisfy its information processing requirements. Interruption or loss of the Company's information processing capabilities through loss of stored data, security breach, breakdown or malfunction of computer equipment or software systems, telecommunications failure, conversion difficulties or damage to the Company's computer equipment or software systems could have a material adverse effect on the Company's business, financial condition and results of operations.

         Currently, the Company is reviewing its internal information management and other systems in order to identify and modify any products, services or systems that are not Year 2000 compliant. Until recently, many computer programs were written to store only two digits of year-related date information in order to make the storage and manipulation of such data more efficient. Programs which use two-digit date fields, however, may not be able to distinguish between such years as 1900 and 2000. In certain situations, this date limitation could result in system failures or miscalculations, potentially causing disruptions of business processes or system operations.

         The Company has been and continues to review the potential overall impact of such Year 2000 risks on the Company's business, financial condition and results of operations. To date, the Company has not encountered any material Year 2000 problems with its computer systems or any other equipment. Based on its ongoing survey of such risks for the Company, its subsidiaries and recently acquired businesses, management estimates that the total cost of the Company's Year 2000 compliance activities will be approximately $1.0 to $2.0 million. This estimate assumes that all businesses that have been and that may be acquired in the future by the Company will not have significant Year 2000 compliance issues. However, there can be no assurance that actual compliance costs will fall within the range of this estimate, that any future acquisition of a business will not require substantial Year 2000 compliance expenditures or that precautions that the Company has taken to protect itself from or minimize the impact of such events will be adequate. Any damage to the Company's data information processing system, failure of telecommunications links or breach of the security of the Company's computer systems could result in an interruption of the Company's operations or other loss which may not be covered by the Company's insurance. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.


FORWARD-LOOKING STATEMENTS
--------------------------

         Statements included in the Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements are commonly identified by the use of such terms as "intends", "estimates", "expects", "projects", "anticipates", "seeks", "believes", and "scheduled". Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or assumptions materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such assumptions will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include:
(i) the Company's ability to grow through acquisitions of strategic and complementary businesses; (ii) the Company's ability to finance such acquisitions; (iii) the Company's ability to manage growth; (iv) the Company's ability to integrate the operations of the acquired businesses; (v) the Company's ability to share, retrieve, process and manage significant databases;
(vi) the Company's ability to attract and retain experienced personnel; (vii) the Company's ability to manage pricing of its insurance products and adequately reserve for losses; (viii) the impact of current and future laws and governmental regulations affecting the Company's operations; and (ix) market fluctuations in the values or returns on assets in the Company's investment portfolios. All forward-looking statements in this Form 10-Q are expressly qualified by the Cautionary Statements.


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

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 2.   CHANGES IN SECURITIES

(c) Issuance of unregistered shares during the three months ended September 30, 1998, were as follows:

All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On July 14, 1998, in connection with the acquisition of Mesarvey, Russell & Co.
(MRC), the Company issued 261,422 shares of Common Stock in exchange for all the outstanding shares of MRC.

On July 24, 1998, in connection with the acquisition of Sloan and Letson, Inc., and Sloan & Letson Investment Advisors, Inc., the Company issued 116,522 shares of Common Stock in exchange for all the outstanding shares of Sloan and Letson, Inc. and Sloan & Letson Investment Advisors, Inc.

On July 31, 1998, in connection with the acquisition of Rosemont & Associates, Inc., the Company issued 351,756 shares of Common Stock in exchange for all the outstanding shares of Rosemont & Associates, Inc.

On August 3, 1998, in connection with the acquisition of Evans & Evans, Incorporated, the Company paid cash and issued 23,414 shares of Common Stock in exchange for all the outstanding shares of Evans & Evans, Incorporated.

On August 7, 1998, in connection with the acquisition of Edward Davis, dba Ed Davis/Comprehensive Accounting Services, the Company paid cash and issued 6,667 shares of Common Stock in exchange for certain assets of Edward Davis.

On August 20, 1998, in connection with the acquisition of Highwood Associates, Inc., the Company issued 175,182 shares of Common Stock in exchange for all the outstanding shares of Highwood Associates, Inc.

On August 20, 1998, in connection with the acquisition of Bertram, Vallez, Kaplan & Talbot, Ltd., the Company paid cash and issued 250,904 shares of Common Stock in exchange for all the outstanding shares of Bertram, Vallez, Kaplan & Talbot, Ltd.

On August 21, 1998, in connection with the acquisition of Sayler, Soetebier, Lane & Whitmore, Chartered, the Company issued 52,308 shares of Common Stock in exchange for all the outstanding shares Sayler, Soetebier, Lane & Whitmore, Chartered.

On August 27, 1998, in connection with the acquisition of Leff, Malone & Company, the Company paid cash and issued 16,421 shares of Common Stock in exchange for all the outstanding shares of Leff, Malone & Company.

On August 28, 1998, in connection with the acquisition of Daniel/Pappadakis & Co., PC, the Company paid cash and issued 78,698 shares of Common Stock in exchange for all the outstanding shares of Daniel/Pappadakis & Co., PC.

On August 31, 1998, in connection with the acquisition of RS & A Business Services, Inc., the Company issued 81,081 shares of Common Stock in exchange for all the outstanding shares of RS & A Business Services, Inc.

On August 31, 1998, in connection with the acquisition of Southern Ohio Benefits Agency, Inc., the Company issued 228,938 shares of Common Stock in exchange for all the outstanding shares of Southern Ohio Benefits Agency, Inc.

On August 31, 1998, in connection with the acquisition of Cornerstone Broker Insurance Services Agency, Ltd., the Company issued 267,094 shares of Common Stock in exchange for all the outstanding shares of Cornerstone Broker Insurance Services Agency, Ltd.

On September 1, 1998, in connection with the acquisition of William K. Groleau & Associates, Inc., the Company paid cash and issued 27,546 shares of Common Stock in exchange for all the outstanding shares of William K. Groleau & Associates, Inc.

On September 10 1998, in connection with the acquisition of Gibraltar Real Estate Services Corporation, the Company issued 56 shares of Common Stock in exchange for all the outstanding shares of Gibraltar Real Estate Services Corporation.

On September 18, 1998, in connection with the acquisition of MHM Professional Resources, Inc., the Company paid cash, issued a short term note payable and issued 1,607,742 shares of Common Stock in exchange for all the outstanding shares of MHM Professional Resources, Inc.

On September 23, 1998, in connection with the acquisition of Gottschalk & Company, Chartered, the Company issued 75,416 shares of Common Stock in exchange for all the outstanding shares of Gottschalk & Company, Chartered.

On September 28, 1998, in connection with the acquisition of Niederhofer-Henkel & Co, L.L.C., the Company paid cash and issued 37,190 shares of Common Stock in exchange for all the outstanding shares of Niederhofer-Henkel & Co, L.L.C.

On September 30, 1998, in connection with the acquisition of Beall, Garner, Screen and Geare, Inc., the Company issued 944,444 shares of Common Stock in exchange for all the outstanding shares of Beall, Garner, Screen and Geare, Inc.

On September 30, 1998, in connection with the acquisition of Regan, Russell, Schickner & Shah, P.A., the Company issued 189,474 shares of Common Stock in exchange for all the outstanding shares of Regan, Russell, Schickner & Shah, P.A.

On September 30, 1998, in connection with the acquisition of Meeks, Ross, Paulk and Associates, P.A. the Company issued 90,141 shares of Common Stock in exchange for all the outstanding shares of Meeks, Ross, Paulk and Associates, P.A.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27.1 Financial Data Schedule

                  (b)      Reports on Form 8-K/A

                           There were no reports on Form 8-K filed during the quarter ended September 30, 1998.


                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Century Business Services, Inc.
                                             -------------------------------
                                                    (Registrant)



Date:    November 13, 1998              By:  /s/ Charles D. Hamm, Jr.
        -------------------                  -----------------------------------
                                             Charles D. Hamm, Jr.
                                             Chief Financial Officer

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                                  EXHIBIT INDEX
                                  -------------




          Exhibit Number:
          ---------------


          27.1  Financial Data Schedule (SEC only).....................    15