Form 10-K405
period 1998-12-31
CENTURY BUSINESS SERVICES INC
filed 1999-03-04
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______TO ______.

                         COMMISSION FILE NUMBER 0-25890


                        CENTURY BUSINESS SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            DELAWARE                                     22-2769024

  (STATE OR OTHER JURISDICTION                          (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)



6480 ROCKSIDE WOODS BOULEVARD SOUTH, SUITE 330
              CLEVELAND, OHIO                               44131
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (216) 447-9000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01
                                (TITLE OF CLASS)

                  Name of Each Exchange on Which Registered
                           The Nasdaq Stock Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $576,153,004 as of March 3, 1999. The number of outstanding shares of the Registrant's common stock is 76,152,560 shares as of March 3, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant's Definitive Proxy Statement relative to the 1999 Annual Meeting of Stockholders.

Part IV  Portions of previously filed reports and registration statements.

THE FOLLOWING TEXT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE MORE DETAILED INFORMATION AND CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (INCLUDING THE NOTES THERETO) APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES IN THIS ANNUAL REPORT TO "CENTURY" OR THE "COMPANY" SHALL MEAN CENTURY BUSINESS SERVICES, INC., A DELAWARE CORPORATION, AND ITS OPERATING SUBSIDIARIES.



                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

Century is a diversified services company which, acting through its subsidiaries, provides professional outsourced business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States.

Century offers integrated services in the following areas:

o    accounting, tax, valuation, and advisory services

o    benefits administration and insurance services

o    human resources and payroll services

o    performance consulting services

o    specialty insurance

Century provides services through a network of more than 200 offices in 36 states, plus approximately 650 Century Small Business Solutions (CSBS) franchisee offices in 47 states. As of December 31, 1998, Century served approximately 102,000 clients, of which approximately 54,000 are serviced through the CSBS franchisee network. Management estimates that its clients have more than 1.4 million employees including 400,000 employed by clients of the CSBS franchisee network.

Century was originally incorporated in Delaware in 1987 under the name Stout Associates, Inc., and was acquired by Republic Industries, Inc. in 1992. In April 1995, Republic spun-off its hazardous waste operations (including Century's predecessor company) to stockholders. Re-named Republic Environmental Systems, Inc., Century began trading on the Nasdaq National Market under the symbol "RESI" until June 24, 1996, when it began trading under the symbol "IASI" anticipating the merger with Century Surety Company and Commercial Surety Agency, Inc., which resulted in a change of its name to "International Alliance Services, Inc." This name change signaled a move away from the hazardous waste business. Century divested of RESI and all remaining hazardous waste operations in 1997. On December 23, 1997, Century changed its name to Century Business Services, Inc. and began trading under the symbol "CBIZ." See "--Liquidity and Capital Resources."

Century initiated an acquisition program in December 1996 to expand its operations rapidly in the professional outsourced business services industry. Since that time, Century has acquired the businesses of 107 companies, 68 of which were acquired in 1998. The majority of these acquisitions have been accounted for under the purchase method of accounting. During 1998, Century's acquisitions resulted in significant increases in goodwill, and Century anticipates that such increases will continue as a result of future acquisitions. Goodwill was approximately $293.4 million at December 31, 1998. Century amortizes goodwill on a straight-line basis over periods not exceeding 40 years.

From January 1, 1999 to March 4,1999, Century completed the acquisition of five accounting, tax, valuation, and advisory service businesses. The aggregate purchase price of these acquisitions was approximately $9.0 million, excluding future contingent consideration of up to $1.3 million in cash and 148,549 shares of restricted common stock (estimated stock value of $1.2 million at acquisition) based on the acquired companies ability to meet or exceed certain performance goals. All of these transactions will be accounted for under the purchase method of accounting. In addition the Company has entered into letters of agreement with eight companies.

Century believes that substantial additional acquisition opportunities exist in the professional outsourced business services industry. Century's strategy is to grow aggressively as a diversified services company by expanding its professional outsourced business services through internal growth and additional acquisitions.

Century's principal executive office is located at 6480 Rockside Woods Blvd., South, Suite 330, Cleveland, Ohio 44131 and its telephone number is 216-447-9000.

BUSINESS STRATEGY

Century's business strategy is to grow aggressively in the professional outsourced business services industry. Century plans to implement its business strategy through internal growth and by acquiring and integrating existing businesses that provide outsourced business services.

Internal growth is anticipated primarily from:

o    cross-serving Century's business services to its existing customer base

o    attracting new customers with its diverse business services offering

o realizing economies of scale through the integration of its business services

o    eliminating redundant processes for maximum operating efficiency

Century recognized the need for an approach supporting the distribution of services throughout its nationally dispersed network of business services firms and developed an organizational framework for cross-serving. This framework created an organizational strategy that overlays Century's service and products. Within this organizational framework, Century has established Biz Centers, leadership councils, and expert networks to support Century's trusted advisors.

Integration plans are carried out through a Century integration team. Integration team members are dispatched when a new member company is acquired and are responsible for overseeing the integration of the new company into the Century structure.

Century generally targets acquisitions in markets where it currently operates and where the prospects are favorable to increase its market share to become a significant provider of a comprehensive range of outsourced business services. Century's strategy is to acquire selectively companies that generally:

o    have a strong potential for cross-serving among Century's subsidiaries

o    have strong, energetic and entrepreneurial leadership

o    have healthy historic and expected future internal growth

o can add to the level and breadth of services offered by Century thereby enhancing its competitive advantage over other outsourced business services providers

o    have a strong income and cash flow stream

Internal acquisition teams and contacts in the outsourced business services industry help Century identify, evaluate and acquire businesses in attractive markets. Acquisition candidates are evaluated by a comprehensive process including operational, legal and financial due diligence reviews. As opportunities are identified and tested against such criteria, Century may acquire additional outsourced business providers throughout the United States.

During 1998, Century continued its strategic acquisition program, purchasing the businesses of 68 complementary companies. These acquisitions comprise the following:

o    fifty-one accounting, tax, valuation, and advisory services companies

o    fourteen benefits administration and insurance services companies

o    three performance consulting services companies

The aggregate purchase price of these acquisitions was approximately $194.0 million, excluding future contingent consideration of up to $22.6 million in cash and/or notes and 3.4 million shares of restricted common stock (estimated stock value of $33.0 million at acquisition) based on the acquired companies' ability to meet or exceed certain performance goals. The aggregate purchase price, comprised of cash payments, issuances of promissory notes, and issuances of common stock, has been allocated to Century's net assets based upon their respective fair market values. See Note 2 to the Consolidated and Combined Financial Statements contained herein.

OUTSOURCED BUSINESS SERVICES

GENERAL

Through its subsidiaries, Century provides a wide range of integrated business primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States. Century's goal is to be the nation's leading provider of outsourced business services to its target markets. Century's strategies to achieve this goal include:

o continuing to provide clients with a broad range of high-quality products and services

o    continuing to expand locally through internal growth by:

     -    increasing the number of clients it serves; and

     -    increasing the number of services it provides to existing clients

o    continuing to expand nationally through acquisitions

The following is a description of the outsourced business services currently offered by Century.

OPERATIONS - OUTSOURCED BUSINESS SERVICES

ACCOUNTING, TAX, VALUATION, AND ADVISORY SERVICES. Century offers tax planning and preparation, cash flow management, strategic planning, consulting services for outsourced departments, and record-keeping assistance. In addition to federal, state and local tax return preparation, Century provides tax projections based on financial and investment alternatives and assists in appropriate tax structuring of business transactions such as mergers and acquisitions. Century also offers quarterly and year-end payroll tax reporting, corporate, partnership and fiduciary tax planning and return preparation. Century offers small and medium-sized businesses the opportunity to outsource their back-office functions and many of Century's subsidiaries serve as outsourced chief financial officers to their clients. Century also offers financial investment analysis, succession planning, retirement planning, estate planning, and profitability, operational and efficiency enhancement consulting to a number of specialized industries. Century does not currently offer and does not intend to offer audit services in the future and does not purchase the "audit divisions" of any accounting businesses it acquires.

Century offers appraisals and valuations of commercial tangible and intangible assets and valuations of financial securities. Century conducts real estate valuations for financing feasibility marketability and market value studies and performs business enterprise and capital stock valuations for mergers and acquisitions, estate planning, employee stock ownership trusts, sale, purchase and litigation purposes. Century assists in asset allocation issues, fixed asset insurance matters, fixed asset tracking, specialized valuation consulting, investment transfer planning and other valuation services.

Century offers a wide range of information technology services, from creating strategic technology plans to developing and implementing software and hardware solutions. Specifically, CBIZ Technologies, Century's division responsible for information technology consulting, provides strategic technology planning, project management, development, design and implementation of both wide access networks and local access networks, and accounting software selection and implementation. Century utilizes a methodology in which business needs drive technology, leading to appropriate technical solutions for Century's small and medium-sized information technology clients.

BENEFITS ADMINISTRATION AND INSURANCE SERVICES. Century offers comprehensive employee benefits and consulting services. These include the design, implementation and administration of 401(k) plans, profit sharing plans, defined benefit plans, money purchase plans and actuarial services. Century also assists in the choice of health and welfare benefits such as group health insurance plans, dental and vision care programs, group life insurance programs, accidental death and dismemberment or disability programs, voluntary insurance programs, health care and dependent care spending accounts and premium reimbursement plans. Century offers communications services to inform and educate employees about their benefit programs. Century also offers executive benefits consulting on non-qualified retirement plans and business continuation plans. Moreover, several of Century's subsidiaries offer Registered Investment Advisory Services, including Investment Policy Statements
(IPS), mutual fund selection based on IPS and ongoing mutual fund monitoring.

Century entered into a strategic alliance in December 1998 to create a teamwork approach that enables firms to meet growing consumer need for integrated financial services. Century Retirement and Wealth Management Services, Inc., a wholly owned subsidiary of Century, entered into a strategic national alliance with Merrill Lynch, a financial advisory service firm. Through the agreement, Merrill Lynch's financial products and services will be offered to Century's national client base of small to mid-sized businesses and individuals.

Century entered into an agreement to form a strategic alliance with National Planning Corporation, an affiliate of Jackson National Life Insurance Company, for the development and distribution of financial and insurance products. National Planning Corporation, a full-service securities broker-dealer, will provide Century's large number of licensed brokers with training, compliance/supervision, operational support and assistance in the development and distribution of customized financial and insurance products. This alliance will enable Century's licensed brokers to provide their clients with private label and co-branded financial and insurance services and products.

HUMAN RESOURCES AND PAYROLL SERVICES. Century offers executive search and placement, outplacement, organizational and management training and development, personnel records and employment process administration, regulatory compliance training, employment relations audits, organizational structure and executive compensation analyses, opinion surveys, and supervisory training. Century also provides pre-employment screening, specialized systems such as applicant skill evaluations, customer contact monitoring, and employee assessment and selection. Century has developed detailed personnel guides, which set forth a systematic approach to administering personnel policies and practices, including recruiting, discipline and termination procedures. In addition, Century reviews and revises, if necessary, personnel policies and employee handbooks and creates customized handbooks for its clients.

Century processes time and attendance data to calculate and produce employee paychecks, direct deposits and reports for its clients. Century's system is highly configurable to meet the specialized needs of each client yet maintains the ability to provide high-volume processing. Century's system integrates with the client's general ledger, human resources and time attendance systems. Many sophisticated features, including the automatic enrollment and tracking of paid time off, pro-ration of compensation for new hires, integrated garnishment processing, escrow services and funds administration services are available. Century assumes responsibility for payroll and attendant record-keeping, payroll tax deposits, payroll tax reporting and all federal, state, county and city payroll tax reports (including 941s, 940s, W-2s, W-3s, W-4s and W-5s), state unemployment taxes, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements. Century also represents clients before tax authorities in payroll tax disputes and inquiries.

Century entered into a strategic alliance in the first quarter of 1999. In order to expand Century's payroll services nationwide, an alliance was formed with privately held Computing Resources, Inc., one of the largest payroll and payroll tax processing service companies in the United States. The alliance will provide national private label payroll processing, tax services and customer service to Century's clients and their employees and will establish a customer service and print/distribution center to support payroll customers in each of Century's major markets.

PERFORMANCE CONSULTING SERVICES. Century offers assistance with the development and implementation of strategies and programs to manage change and improve bottom-line results. Various methods, including executive coaching, instructional design, training delivery, and leadership development are used to achieve these goals. Century's performance consulting services help companies define immediate and long-term goals, pinpoint barriers to success, and implement performance improvement processes.

OPERATIONS - SPECIALTY INSURANCE SERVICES

Century provides specialty insurance and bonding services primarily to small and medium-sized companies throughout the United States. Century's insurance and bonding business is focused on niche insurance and surety coverages known as "non-standard" or specialty coverages. These terms refer to risks regarded as higher than standard or normal risks and risk groups regarded as too small or too specialized to permit profitable underwriting by larger, "standard market" insurance companies. Century employs reinsurance to limit its exposure on policies and bonds.

Century offers commercial product lines for a wide variety of specialty risk groups, including but not limited to small construction; restaurants, bars, and taverns; small commercial and retail establishments; and sun tanning salons. Century's commercial product lines business is produced by a network of brokers and agents. In late 1997, Century implemented a strategy to establish multiple regional underwriting offices, in an effort to market and service new business more efficiently. See "--Regulation."

Century's specialty insurance subsidiaries employ reinsurance to limit exposure on the policies and bonds they write. Although the ceding of reinsurance does not discharge an insurer from its primary legal liability to a policyholder, the reinsuring company assumes the related liability. Reinsurance programs include "treaties" that cover all business in a defined class and "facultative" reinsurance that covers individual risks. Century generally retains from $50,000 to $200,000 of each commercial line anticipated risk, depending on the program. Numerous domestic and international reinsurers support these various programs in different combinations. Generally, Century's reinsurers are rated A- or better by A.M. Best, a leading rating agency of insurance companies and reinsurers, and demonstrate capital and surplus in excess of $120 million (collectively in excess of $30 billion). Cessions are diversified so that most reinsurance treaties (excluding facultative arrangements) are supported by more than one reinsurer and no one reinsurer participates in all of Century's reinsurance programs.

SALES AND MARKETING NETWORK AND ACCOUNT MANAGEMENT

Century's key competitive factors in obtaining clients for business services are:

o    a strong existing sales network and marketing program,

o established relationships and the ability to match client requirements with available services and

o    products at competitive prices.

Century believes that by combining a local entrepreneurial brand name with the name and resources of a national company, it will be able to maximize its market penetration. Century expects that as it expands through internal growth and acquisitions, it is able to take advantage of economies of scale in purchasing a range of services and products and cross-serving new products and services to existing clients who do not currently utilize all of the services Century offers.

Century intends to utilize its Century Small Business Solutions, Inc. (CSBS) network of approximately 650 entrepreneurial franchisee sales offices to distribute services and products to CSBS's network of approximately 54,000 customers. The franchisees can market to their customers the broad array of services and products offered by Century. In the process, the franchisees can enhance customer loyalty, receive compensation for additional sales and provide additional revenue to both the Century subsidiary providing the service or products and to CSBS, as the franchisor.

In marketing its specialty insurance services, Century attempts to identify and exploit non-standard niches where management believes the actual risk is significantly less than the perceived risk at which the coverage is defined and priced, or where Century (because of its smaller size and lower overhead) is able to underwrite coverages more economically than larger carriers. Many non-standard insurance products can be marketed on an excess and surplus lines basis, which means that the carrier is not fully admitted in a given state but instead satisfies a less restrictive threshold of regulatory scrutiny, known as "eligibility," to write excess and surplus lines (E&S). E&S eligibility offers Century much more flexibility than it would have as an admitted carrier, including exemption from rate and form filing requirements that apply to admitted carriers, and the ability to adjust prices and coverages faster than admitted carriers. Where competitive or regulatory requirements necessitate the use of admitted carriers, Century uses its admitted subsidiaries, thereby reaching a market of 42 states. Century employs reinsurance arrangements to market certain products in all 50 states.

COMPETITION

The professional outsourced business services industry is a highly fragmented and competitive industry, with a majority of industry participants (such as accounting, employee benefits, payroll firms or PEOs) offering only one or a limited number of services. Competition is based primarily on customer relationships, range and quality of services or product offerings, customer service, timeliness and geographic proximity. Century competes with a small number of multi-location regional or national operators and a large number of relatively small independent operators in local markets. Century's competitors in the professional outsourced business services industry include independent consulting services companies, divisions of diversified enterprises, insurance carriers and banks. Some of these competitors are public companies and some may have greater financial resources than Century. Century also faces competition for acquisition candidates from these companies, many of which have acquired a number of various types of business service providers in recent years.

Century believes that it will be able to compete effectively based on its:

o    broad range of high-quality services and products

o    knowledgeable and trained personnel

o    entrepreneurial culture

o    large number of locations

o    operational economies of scale

CUSTOMERS

Century provides professional outsourced business services to approximately 102,000 clients, of which approximately 54,000 are serviced through the CSBS franchisee network. These clients typically have fewer than 500 employees and prefer to focus their resources on operational competencies while allowing Century to provide non-core administrative functions. In many instances, outsourcing administrative functions allows clients to enhance productivity, reduce costs, and improve service, quality, and efficiency by focusing on the client's core business. Depending on a client's size and capabilities, it may choose to utilize all or a portion of Century's broad array of services, which it typically accesses through a single Century representative.

None of Century's major business services groups has a single homogeneous client base. Rather, Century's clients come from a large variety of industries and markets, and no one customer individually comprises more than 1% of Century's total consolidated revenue. Management believes that such diversity helps to insulate Century from a downturn in a particular industry. In addition, Century's clients are focused on quality and quantity of services and established relationships. Nevertheless, economic conditions among selected clients and groups of clients may have a temporary impact on the demand for such services.

REGULATION

Century's outsourced business services are vulnerable to legislative changes with respect to provision of payroll, benefits administration and insurance services, pension plan administration, tax, accounting, and specialty insurance. Legislative changes may expand or contract the types and amounts of business services that are required by individuals and businesses. There can be no assurance that future laws will provide the same or similar opportunities for business consulting and management services to individuals and businesses that exist today.

Century's specialty insurance operations are vulnerable to both judicial and legislative changes. Judicial expansion in terms of coverage can increase risk coverage beyond levels contemplated in the underwriting and pricing process. Coverages established by statute may be lowered or eliminated by legislative or administrative changes of law. Most surety bonds exist because they are required by government agencies. When governments change the threshold for requiring surety, the market for surety bonds is directly affected.

LIABILITY INSURANCE

Century carries commercial general, automobile, workers' compensation, errors and omission, directors and officers, fiduciary, and employer's liability insurance as required by law in the various states in which operations are conducted and umbrella policies to provide excess limits of liability over the underlying limits contained in the commercial general liability, automobile liability and employer's liability policies.

EMPLOYEES

At December 31, 1998, Century employed approximately 4,200 employees. Century considers its relationships with its employees to be excellent.

SEASONALITY

Century's accounting and tax practice is subject to seasonality related to the heavy volume of tax return preparation in the first four months of each year. Century estimates that its accounting and tax practice generates approximately 35% of its revenue in the first quarter of each year.

PROPERTIES

Century's corporate headquarters is located at 6480 Rockside Woods Blvd., South, Suite 330, Cleveland, Ohio 44131, in leased premises. Some of Century's property and equipment are subject to liens securing payment of indebtedness of Century and its subsidiaries. Century and its subsidiaries also lease approximately 200 offices in 36 states, office equipment, and company vehicles. Century believes that its facilities are sufficient for its needs.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This Annual Report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this Annual Report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding Century's financial position, business strategy and plans and objectives for future performance are forward-looking statements. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on Century's results of operations and financial condition are those discussed below under "Risk Factors."

RISK FACTORS

The following are factors that may affect our actual operating results and could cause results to differ materially from those in any forward-looking statements. There may be other factors, and new risk factors may emerge in the future. You should carefully consider the following information.

We may not be able to acquire and finance additional businesses.

We completed a significant number of acquisitions in 1998. We plan to continue our rapid growth through acquisitions of complementary businesses. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms, if at all. We cannot assure you that such acquisitions, even if obtained, will perform as expected or will contribute significant revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us.

We have traditionally financed our acquisitions by using our common stock as a significant portion of the purchase price. However, if the value of our common stock markedly declines, as it has in recent months, or if potential acquisition candidates are otherwise unwilling to accept common stock as a part of the purchase price, then we may have to use more of our cash resources, if available, to acquire new businesses. If such cash resources are not available, our growth through acquisitions may be limited to the extent that we are not able to raise additional capital through debt or equity financings. Management believes we currently have funds available under our bank line of credit to fund our working capital and acquisition needs, we cannot be certain that we will be able to maintain this line of credit, access the public securities markets or obtain other financing for acquisitions.

We may not be able to adequately manage our growth.

Our business has grown significantly in size and complexity. Our continued growth depends to a significant degree on our ability to successfully use our existing infrastructure to perform services for other clients, as well as on our ability to develop and successfully implement new marketing methods or channels for new services. Our continued growth also depends on a number of other factors, including our ability to:

o maintain the high quality of the services that we provide to our customers;

o    increase the number of services provided to our existing customers;

o    recruit, motivate and retain qualified personnel; and

o economically train existing sales representatives or recruit new sales representatives.

Our continued rapid growth will also require the implementation of enhanced operational and financial systems. We cannot assure you that we will be able to manage our expanding operations effectively or that we will be able to maintain our rapid growth.

We are dependent on the current trend of outsourcing business services.

Our business and growth depend in large part on the trend toward outsourcing of business services. We can give you no assurance that this trend in outsourcing will continue. Current and potential customers may elect to perform such services with their own employees. A significant reversal of, or a decline in, this trend could have a material adverse effect on our business.

We are dependent on the services of Michael DeGroote and other key employees.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Michael G. DeGroote, our Chairman, Chief Executive Officer and President. We cannot assure you that we will be able to retain the services of our officers and employees. If we cannot retain the services of Mr. DeGroote or other key personnel, there could be a material adverse effect on our business. We generally have employment agreements and non-competition agreements with key personnel. Courts, however, are at times reluctant to enforce such non-competition agreements. In addition, many of our executive officers and other key personnel are either participants in our stock option plan or holders of a significant amount of our common stock. We believe that these interests provide additional incentives for these key employees to remain with us. In order to support our rapid growth, we will need to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

We may not realize the full value of our goodwill.

Recent acquisitions have increased the amount of goodwill on our financial statements. Goodwill is the excess of the cost over the fair value of the net identifiable assets of the businesses that we have acquired. We anticipate that such increases will continue as a result of future acquisitions. At December 31, 1998, goodwill was approximately $293.4 million. In our financial statements, we amortize goodwill on a straight-line basis over periods not exceeding 40 years. We may not realize the full value of our goodwill. Any future determination requiring a write-off of a significant portion of goodwill could have a material adverse effect on our business, financial condition and results of operations.

We could be held liable for errors and omissions.

All of our professional business services entail an inherent risk of professional malpractice and other similar claims. Therefore, we maintain errors and omissions insurance coverage. Although we believe that our insurance coverage is adequate, we cannot be certain that actual future claims would not exceed the coverage amounts. If we have a large claim on our insurance, the rates for such insurance may increase, but contractual arrangements with clients may constrain our ability to incorporate such increases into service fees. Such insurance rate increases, as well as any underlying malpractice claim, could have a material adverse effect on our business, financial condition and results of operations.

The outsourcing industry is competitive and fragmented.

We face competition from a number of sources in both the outsourced business services industry and the specialty insurance industry. Competition in both industries has led to consolidation of many large companies that may have greater financial, technical, marketing and other resources than us. In addition to these new large companies, we face competition in the outsourced business services industry from in-house employee services departments, local outsourcing companies and independent consultants, as well as new entrants into our markets. We cannot assure you that, as our industry continues to evolve, additional competitors will not enter the industry or that our clients will not choose to conduct more of their business services internally or through alternative business services providers. Although we intend to monitor industry trends and respond accordingly, we cannot assure you that we will be able to anticipate and successfully respond to such trends in a timely manner. We cannot be certain that we will be able to compete successfully against current and future competitors, or that competitive pressure will not have a adverse effect on our business, financial conditions and results of operations.

Year 2000 noncompliance may cause operational problems.

The Year 2000 (Y2K) compliance problem is the result of computer programs designed to use two digit rather than four digit years. Thus, the year 1999 is represented as 99 and the year 2000 would be represented as 00. The latter could be interpreted as either 1900 or 2000. To systems that have Y2K related issues, the time may seem to have reverted back 100 years. Systems, equipment and software with exposure to Y2K related problems exist not only in computerized information systems but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment.

We are currently assessing our systems and equipment and modifying them as necessary to address the Y2K issues. We expect to incur $2 to $3 million in capital expenditures in 1999 with respect to system upgrades which are designed in part to address specific Y2K requirements. We do not expect expenditures incurred after 1999 for the Y2K compliance to be material. However, if we acquire additional companies, we will need to evaluate how the Y2K issue will impact them. If such expenditures exceed expectations or if a future acquisition requires substantial expenditures to address its Y2K issues, this could adversely affect our financial results. We cannot assure you that our systems or the systems of other companies on which our systems rely will be timely installed or converted. Although we are not certain of the impact on us of the failure of our significant customers or vendors to achieve Y2K compliance in a timely or effective manner, such failure could materially adversely affect our business and results of operations.

Our business depends, in part, upon our ability to store, retrieve, process and manage significant databases and periodically, to expand and upgrade our ability to process information. We primarily use personal computers and laptops connected to a local area network for its information processing. Interruption or loss of our information processing capabilities through loss of stored data, security breach, breakdown or malfunction of computer equipment or software systems, telecommunications failure, conversion difficulties or damage to our computer equipment or software systems could have a material adverse effect on our business, financial condition and results of operations. See "Management' s Discussion and Analysis of Financial Conditions and Results of Operations - Year 2000 Compliance Project".

The following are risks associated with our insurance services.

THE INSURANCE PREMIUMS THAT WE CHARGE MAY BE INADEQUATE. When we set the premiums for our insurance policies, we look at the premiums we have set in the past and whether those premiums were adequate to cover our losses. There is always the risk, however, that we may not set the premiums for insurance high enough to cover all of our losses. A loss that is larger than the amount that we receive from premiums would have a material adverse effect on our business, financial condition and results of operations.

WE MAY UNDERESTIMATE RESERVES. When we decide the amount of reserves necessary to cover our insurance losses, we use past experience to estimate the losses to be covered in a given year. In addition, our outside actuaries review our estimates quarterly. In recent years, these actuaries have stated that our estimates were accurate. We cannot be sure, however, that such estimates, $61 million as of December 31, 1998, will be enough to cover our ultimate insurance liability. If these estimates are inadequate, we could suffer losses that would have a material adverse effect on our business, financial condition and results of operations.

OUR REINSURERS COULD FAIL. After we issue an insurance policy, we take out insurance from a reinsurer against any losses we might suffer under such policy. We depend heavily on reinsurers. If one or more reinsurers fail, we will have to cover any losses that would have been covered by them. Therefore, a failure of one or more of our reinsurers could have a material adverse effect on our business, financial condition and results of operations. Even if all our reinsurers remain solvent, we can only estimate how much reinsurance we need. We base our assumptions about the amount of reinsurance we need on past experience. If we underestimate how much reinsurance we need, we will suffer losses. These losses would have a material adverse effect on our business, financial condition and results of operations.

Governmental regulations and interpretations are subject to changes.

We are affected by changes in the law in two primary ways. First, changes in the law often result in changes in the amount or the type of business services required by businesses and individuals. We cannot be sure that future laws will provide the same or similar opportunities for us to provide business consulting and management services businesses and individuals. Second, our specialty insurance business is affected by changes to surety bond coverage requirements. For instance, if the demand for surety bonds decreases, there could be a adverse effect on our business, financial condition and results of operations.

We could experience investment losses.

Our solvency and profitability are maintained, in part, by investing our insurance-related assets. In order to minimize the risk of loss in any one investment, we do the following:

o invest primarily in debt instruments of government agencies and corporate entities with quality ratings of B or better;

o    invest in a range of investments;

o    have an investment committee that oversees all investments; and

o employ professional investment advisors who provide general investment advice as well as advice on individual investments.

Despite these measures, we cannot assure you that we will not have any losses on our investments. A series of losses in our investment portfolio could have a material adverse effect on our business, financial condition and results of operations.

Our principal shareholders have substantial control over our operations.

As of March 3, 1999, the following groups owned the following aggregate amounts and percentages of our common stock, including shares that may be acquired by exercising options or warrants:

o approximately 15.6 million shares, representing 20.5% of all our outstanding common stock, was owned by Mr. DeGroote, Chairman, Chief Executive Officer and President

o approximately 7.6 million shares, representing 10% of all our outstanding common stock, was owned by Mr. Huizenga, a principal shareholder

o approximately 24.5 million shares, representing 32.3% of all our outstanding common stock, were owned by our executive officers, directors, and Mr. Huizenga

Because of their stock ownership, these persons can substantially influence actions that require the consent of a majority of our outstanding shares, including the election of directors.

We have shares eligible for future sale that could adversely affect the price of our common stock.

Future sales or issuance of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We cannot be sure when sales will occur, how many shares will be sold, or the effect that sales may have on the market price of our common stock. As of March 3, 1999, we have registered under the Securities Act the following shares of common stock for the following purposes:

o 37,953,889 shares of which approximately 34.4 million shares remain for resale from time to time by selling shareholders under various shelf registration statements;

o $125 million in shares of our common stock, debt securities, and warrants to purchase common stock or debt securities, to be offered from time to time by us to the public under our universal shelf registration statement; and

o 7,729,468 shares, of which 3,937,495 remain, to be offered from time to time by us in connection with acquisitions under our acquisition shelf registration statement.

We may not pay dividends.

We have not paid cash dividends on our common stock since April 27, 1995, and we do not anticipate paying cash dividends in the foreseeable future. Our Board of Directors decides on the payment and level of dividends on common stock. The Board's decision is based on our results of operations and financial condition among other things. In addition, our credit facility contains restrictions on our ability to pay dividends. We currently intend to retain future earnings to finance the ongoing operations and growth of the business.

ITEM 3.       LEGAL PROCEEDINGS

GENERAL

Periodically, Century and its subsidiaries are parties to lawsuits, which have arisen in the ordinary course of business. Although it is possible that losses exceeding amounts already recorded may be incurred upon ultimate resolution of these existing legal proceeding, management believes that such losses, if any, will not have a material adverse effect on Century's business, results of operations or financial position; however, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly periods in which they are resolved.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Century's shareholders during the fourth quarter of the fiscal year covered by this Annual Report.




                                    PART II



ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

The Common Stock of Century is quoted on the Nasdaq National Market under the trading symbol "CBIZ". Prior to December 23, 1997, the Common Stock was quoted under the trading symbol "IASI". The table below sets forth the range of high and low sales prices for the Common Stock as reported on the Nasdaq National Market for the periods indicated. The following prices are adjusted for Century's July 1996 two for one stock split.


                                                                                 PRICE RANGE OF
                                                                                  COMMON STOCK
                                                                             -----------------------
                                                                              HIGH              LOW
                                                                              ----              ---

       1996
         First Quarter...............................................        $ 1.59           $ 1.25
         Second Quarter..............................................         20.88             1.44
         Third Quarter...............................................         18.75             4.75
         Fourth Quarter..............................................         12.75             7.50

       1997
         First Quarter...............................................        $15.13           $ 9.88
         Second Quarter..............................................         11.50             7.88
         Third Quarter...............................................         11.75             7.88
         Fourth Quarter .............................................         17.25             8.75

       1998
         First Quarter...............................................        $18.25           $13.94
         Second Quarter..............................................         20.19            16.38
         Third Quarter...............................................         25.38            17.50
         Fourth Quarter .............................................         20.38             8.88

On December 31, 1998, the last reported sale price of Century's common stock as reported on the Nasdaq National Market (Nasdaq Amex-Online) was $14.38 per share. As of February 2, 1999, Century had 10,090 holders of record of its common stock.

                                DIVIDEND POLICY

Century has not paid cash dividends on its common stock since April 27, 1995, and does not anticipate paying cash dividends in the foreseeable future. Century's board of directors decides on the payment and level of dividends on common stock. The board's decision is based on results of operations and financial condition among other things. In addition, Century's credit facility contains restrictions on its ability to pay dividends. Century currently intends to retain future earnings to finance the ongoing operations and growth of the business. Any future determination as to dividend policy will be made at the discretion of the board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects, restrictions on dividend payments pursuant to credit or other agreements and such other factors as the board of directors may deem relevant.



ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected historical financial data for Century and is derived from the historical consolidated and combined financial statements and notes thereto, which are included elsewhere in this Annual Report of Century. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated and combined financial statements of Century and the notes thereto, which are included elsewhere in this Annual Report. This information has been restated for business combinations accounted for as pooling-of-interests as if such combined companies had operated as one entity since inception.

                                                                            YEAR ENDED DECEMBER 31,
                                                      1998            1997            1996           1995             1994
                                                      ----            ----            ----           ----             ----
STATEMENT OF INCOME DATA                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Business services fees and commissions ......     $ 297,520       $ 126,304       $  56,057       $  50,523       $  44,284
  Specialty insurance services (regulated):
    Premiums earned ...........................        44,896          37,238          27,651          26,962          23,368
    Net investment income .....................         5,381           4,524           3,564           3,341           2,477
    Net realized gains on investments .........         3,001           3,044           1,529             166              80
    Other income, net .........................         1,230              13           1,419             470           1,385
                                                    ---------       ---------       ---------       ---------       ---------
        Total revenues ........................       352,028         171,123          90,220          81,462          71,594

Expenses:
   Operating expenses - business services .....       229,345         107,677          51,988          44,846          39,633
   Loss and loss adjustment expenses ..........        23,714          20,682          17,624          15,117          12,494
   Policy acquisition expenses ................        14,932           9,670           7,699           7,774           5,428
   General and administrative expenses ........         6,119           4,162             302              --              --
   Depreciation and amortization expenses .....        10,575           3,401           1,028             744             925
   Merger and acquisition costs ...............         3,572             416              --              --              --
   Interest income, net .......................          (800)         (1,250)           (220)            (44)            (48)
   Other expenses, net ........................         3,900           2,331           2,655           3,157           4,544
                                                    ---------       ---------       ---------       ---------       ---------
      Total expenses ..........................       291,357         147,089          81,076          71,594          62,976

Income from continuing operations
  before income tax expense ...................        60,671          24,034           9,144           9,868           8,618
Income tax expense ............................        21,234           6,543           2,003           1,777           1,835
                                                    ---------       ---------       ---------       ---------       ---------
Income from continuing operations .............        39,437          17,491           7,141           8,091           6,783
Loss from discontinued business ...............            --            (663)            (38)             --              --
Loss on disposal of discontinued business .....            --            (572)             --              --              --
                                                    ---------       ---------       ---------       ---------       ---------
Net income ....................................     $  39,437       $  16,256       $   7,103       $   8,091       $   6,783
                                                    =========       =========       =========       =========       =========

Weighted average common shares ................        61,129          42,776          23,699          20,596          20,596
Weighted average common shares and
     dilutive potential common shares .........        74,333          54,740          29,868          22,792          22,792

Earnings per share:
  Basic .......................................     $    0.65       $    0.38       $    0.30       $    0.39       $    0.33
                                                    =========       =========       =========       =========       =========
  Diluted .....................................     $    0.53       $    0.30       $    0.24       $    0.35       $    0.30
                                                    =========       =========       =========       =========       =========
OTHER DATA
EBITDA(1) .....................................     $  70,446       $  26,185       $   9,952       $  10,568       $   9,495
Gross written premiums ........................     $  82,933       $  59,751       $  42,888       $  37,695       $  37,869
Net written premium ...........................     $  48,097       $  37,488       $  31,149       $  26,677       $  27,219

Loss ratio ....................................          36.2%           34.3%           41.3%           39.2%           37.9%
LAE ratio .....................................          16.6%           21.2%           22.5%           16.9%           15.6%
Expense ratio .................................          45.4%           32.2%           38.0%           39.9%           43.5%
                                                    ---------       ---------       ---------       ---------       ---------
Combined ratio ................................          98.2%           87.7%          101.8%           96.0%           97.0%
                                                    =========       =========       =========       =========       =========

Invested assets and cash ......................     $ 137,974       $ 109,341       $ 117,089       $  69,374       $  64,409
Goodwill, net of accumulated amortization .....     $ 293,374       $  89,856       $   6,048              --              --
Total assets ..................................     $ 648,677       $ 316,617       $ 194,743       $ 113,354       $ 106,372

Losses and loss expenses payable ..............     $  60,994       $  50,655       $  41,099       $  37,002       $  34,661
Total liabilities .............................     $ 252,815       $ 159,194       $  95,377       $  79,124       $  77,708
Total shareholders' equity ....................     $ 395,862       $ 157,423       $  99,367       $  34,230       $  28,664

(1) Earnings from continuing operations before interest, taxes, depreciation and amortization

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of Century's financial position and results of operations for each of the years ended December 31, 1998, 1997 and 1996. This discussion should be read in conjunction with Century's consolidated and combined financial statements and notes thereto included herein. During fiscal 1998, Century continued its strategic acquisition program, purchasing the businesses of 68 complementary companies. Forty-eight of these acquisitions were accounted for under the purchase accounting method, and accordingly, the operating results of the acquired companies have been included in Century's consolidated and combined financial statements since their date of acquisition. Twenty of these acquisitions were accounted for under the pooling-of-interests method of accounting, and accordingly, all periods presented have been restated to include the operating results of such acquired companies. The results of operations related to Century's environmental services operations have been reflected as a discontinued operation in the consolidated and combined financial statements. See "Results of Operations - Discontinued Operations."

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

REVENUES

Total revenues increased to $352.0 million for the year ended December 31, 1998 from $171.1 million for the comparable period in 1997, representing an increase of $180.9 million, or 105.7%. The increase was primarily attributable to Century's acquisition activity in outsourced services and internal growth.

Business service fees and commissions increased to $297.5 million for the year ended December 31, 1998 from $126.3 million for the comparable period in 1997, representing an increase of $171.2 million, or 135.6%. The increase was primarily attributable to the acquisitions completed in 1998 and internal growth. Because the majority of Century's acquisitions were accounted for under the purchase method, Century's consolidated and combined financial statements give effect to such acquisitions only after their effective acquisition dates.

Premiums earned increased to $44.9 million for the year ended December 31, 1998 from $37.2 million for the comparable period in 1997, representing an increase of $7.7 million, or 20.6%. Gross written premiums increased to $82.9 million for the year ended December 31, 1998 from $59.8 million for the comparable period in 1997, representing an increase of $23.2 million, or 38.8%. Net written premiums increased to $48.1 million for the year ended December 31, 1998 compared to $37.5 million for the comparable period in 1997, representing an increase of $10.6 million, or 28.3%. These increases were primarily attributable to the full year impact of the regionalization efforts implemented in late 1997. See "Operations - Specialty Insurance."

Net investment income increased to $5.4 million for the year ended December
31, 1998 from $4.5 million for the comparable period in 1997, representing an increase of $0.9 million, or 18.9%. This increase was attributable to an increase in the annualized return on investments to approximately 6.0% for the year ended December 31, 1998 from 5.7% for the comparable period in 1997 and to an increase in the average investments outstanding to $84.0 million for the year ended December 31, 1998 from $74.2 million for the comparable period in 1997.

Net realized gain on investments remained stable at $3.0 million for the year ended December 31, 1998 compared to $3.0 million for the comparable period in 1997.

EXPENSES

Total expenses increased to $291.4 million for the year ended December 31, 1998 from $147.1 million for the comparable period in 1997, representing an increase of $144.3 million, or 98.1%. Such increase was primarily attributable to the increase in operating expenses, which reflects the impact of Century's acquisitions made in 1998 and the increase of corporate executive staff and related integration costs. As a percentage of revenues, total expenses decreased to 82.8% for the year ended December 31, 1998 from 86.0% for the comparable period of 1997.

Operating expenses for the business services operations increased to $229.3 million for the year ended December 31, 1998 from $107.7 million for the comparable period in 1997, representing an increase of $121.7 million, or 113.0%. Such increase was primarily attributable to business services acquisitions completed in 1998. As a percentage of fees and commissions, operating expenses decreased to 77.1% for the year ended December 31, 1998 from 85.3% for the comparable period in 1997. This decrease was attributed to cost savings achieved through integration and consolidation of earlier acquisitions, partially offset by the initial integration costs incurred by the newly acquired subsidiaries.

Loss and loss adjustment expenses increased to $23.7 million for the year ended December 31, 1998 from $20.7 million for the comparable period in 1997, representing an increase of $3.0 million, or 14.7%. Such increase was attributable to the increased premium volume for liability coverages. As a percentage of premiums earned, loss and loss adjustment expenses decreased to 52.8% for the year ended December 31, 1998 from 55.5% for the comparable period in 1997. Such decrease was the result of lower actuarial estimates of ultimate losses in prior accident years.

Policy acquisition expenses increased to $14.9 million for the year ended December 31, 1998 from $9.7 million for the comparable period in 1997, representing an increase of $5.2 million, or 54.4%. The increase corresponds to the full year impact of regionalized operations. As a percentage of premiums earned, policy acquisition expenses were 33.3% and 26.0% for the year ended December 31, 1998 and 1997.

General and administrative expenses increased to $6.1 million for the year ended December 31, 1998 from $4.2 million for the comparable period in 1997, representing an increase of $1.9 million, or 47.0%. Such increase was attributable to growth of the corporate office expansion to support Century's infrastructure, corporate initiatives, and integration costsi. General and administrative expenses represented 1.7% of total revenues for the year ended December 31, 1998, compared to 2.4% for the comparable period in 1997.

Depreciation and amortization expense increased to $10.6 million for the year ended December 31, 1998 from $3.4 million for the comparable period in 1997, representing an increase of $7.2 million, or 210.9%. The increase is a result of the increase of goodwill amortization, and depreciation expense, resulting from the 48 acquisitions completed by Century in 1998, as well as 38 acquisitions in 1997, accounted for under the purchase method of accounting. As a percentage of total revenues, depreciation and amortization expense increased to 3.0% for the year ended December 31, 1998 from 2.0% for the comparable period in 1997.

Merger and acquisition costs increased to $3.6 million in 1998 from $416,000 in 1997, primarily due to the higher volume of acquisitions in 1998. Merger and acquisition costs are comprised primarily of salaries of employees dedicated to merger activities and professional fees incurred in transactions accounted for as pooling-of-interests.

Net interest income decreased to $800,000 for the year ended December 31, 1998 from $1.3 million for the comparable period in 1997. Such decrease was attributable to an increase in interest expense in 1998 to $2.4 million which is due to higher debt carried in 1998 from both Century's revolving credit facility, and debt acquired in connection with 1998 acquisitions.

Other expenses, net increased to $3.9 million for the year ended December 31, 1998 from $2.3 million for the comparable period in 1997, representing an increase of approximately $1.6 million, or 67.3%. Such increase was attributable to and increase in non acquisition expenses related to specialty insurance, mitigated by the $1.5 million gain on the sale of M&N Risk Management, Inc. and M&N Enterprises, Inc.

The Company recorded income taxes from continuing operations of $21.2 million ($22.1 million on a pro forma basis) for the year ended December 31, 1998 and $6.5 million ($8.0 million on a pro forma basis) for the comparable period in 1997. The effective income tax rate from continuing operations increased to 35% (36.5% on a pro forma basis) from 27.2% (33.4% on a pro forma basis) for the comparable period in 1997. Such increase was primarily attributable to the shift from specialty insurance services to outsourced business services.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

REVENUES

Total revenues increased to $171.1 million for the year ended December 31, 1997 from $90.2 million for the comparable period in 1996, representing an increase of $80.9 million, or 89.7%. The increase was primarily attributable to Century's acquisition activity in outsourced services, as well as internal growth for existing business services companies and internal growth for specialty insurance businesses.

Business service fees and commissions increased to $126.3 million for the year ended December 31, 1997 from $56.1 million for the comparable period in 1996, representing an increase of $70.2 million, or 125.3%. The increase was primarily attributable to the acquisitions completed in 1997. All of the 1997 acquisitions, except for one, were accounted for under the purchase method. Century's consolidated and combined financial statements give effect to such acquisitions only after their respective acquisition dates.

Premiums earned increased to $37.2 million for the year ended December 31, 1997 from $27.7 million for the comparable period in 1996, representing an increase of $9.6 million, or 34.7%. Gross written premiums increased to $59.8 million for the year ended December 31, 1997 from $42.9 million for the comparable period in 1996, representing an increase of $16.9 million, or 39.3%. Net written premiums increased to $37.5 million for the year ended December 31, 1997 compared to $31.1 million for the comparable period in 1996, representing an increase of $6.3 million, or 20.4%. These increases were primarily attributable to the growth in commercial liability premiums over 1996 levels, the introduction of workers compensation coverage emanating from an August 1997 business transaction and the assumption of contract surety premiums under a certain reinsurance agreement entered into in 1997.

Net investment income increased to $4.5 million for the year ended December 31, 1997 from $3.6 million for the comparable period in 1996, representing an increase of $960,000, or 26.9%. This increase was attributable to an increase in the annualized return on investments to approximately 5.7% for the year ended December 31, 1997 from 5.3% for the comparable period in 1996 and to an increase in the average investments outstanding to $74.2 million for the year ended December 31, 1997 from $64 million for the comparable period in 1996.

Net realized gain on investments increased to $3 million for the year ended December 31, 1997 from $1.5 million for the comparable period in 1996. This increase was primarily due to increased sales of equity securities.

EXPENSES

Total expenses increased to $147.1 million for the year ended December 31, 1997 from $81.1 million for the comparable period in 1996, representing an increase of $66.0 million, or 81.4%. Such increase was primarily attributable to the increase in operating expenses, which reflects the impact of Century's acquisitions made in 1997 and the corresponding increase of corporate staff and related integration costs. As a percentage of revenues, total expenses decreased to 86.0% for the year ended December 31, 1997 from 89.9% for the comparable period of 1996.

Operating expenses for the business services operations increased to $107.7 million for the year ended December 31, 1997 from $52.0 million for the comparable period in 1996, representing an increase of $55.7 million, or 107.1%. Such increase was attributable to business services acquisitions completed in 1997. As a percentage of fees and commissions, operating expenses decreased to 85.3% for the year ended December 31, 1997 from 92.7% for the comparable period in 1996.

Loss and loss adjustment expenses increased to $20.7 million for the year ended December 31, 1997 from $17.6 million for the comparable period in 1996, representing an increase of $3.1 million, or 17.4%. Such increase was attributable to the increased premium volume for liability coverages. As a percentage of premiums earned, loss and loss adjustment expenses decreased to 55.5% for the year ended December 31, 1997 from 63.7% for the comparable period in 1996. Such decrease was the result of normal development in 1997, compared to higher than normal development in 1996.

Policy acquisition expenses increased to $9.7 million for the year ended December 31, 1997 from $7.7 million for the comparable period in 1996, representing an increase of $2.0 million, or 25.6%. The increase corresponds directly to the increase in premium volume. As a percentage of premiums earned, policy acquisition expenses were 26.0% and 27.8% for the year ended December 31, 1997 and 1996.

General and administrative expenses increased to $4.2 million for the year ended December 31, 1997 from $302,000 for the comparable period in 1996, an increase of $3.9 million. Such increase was attributable to the creation of a corporate function in the fourth quarter of 1996 that did not exist prior to the reverse merger. General and administrative expenses represented 2.4% of total revenues for the year ended December 31, 1997.

Depreciation and amortization expense increased to $3.4 million for the year ended December 31, 1997 from $1.0 million for the comparable period in 1996, representing an increase of $2.4 million, or 230.8%. The increase is a result of the increase of goodwill amortization resulting from the 38 acquisitions completed during 1997 accounted for under the purchase method. As a percentage of total revenues, depreciation and amortization expense increased to 2.0% for the year ended December 31, 1997 from 1.1% for the comparable period in 1996. Such increase was attributable to the implementation of Century's acquisition strategy.

Net interest income increased to $1.3 million for the year ended December 31, 1997 from $220,000 for the comparable period in 1996. Such increase was attributable to the increase in cash and cash equivalent balances for Century's non-insurance entities acquired or established after December 31, 1996.

Other expenses decreased to $2.3 million for the year ended December 31, 1997 from $2.7 million for the comparable period in 1996, representing a decrease of approximately $324,000. Such decrease was primarily attributable to the return of certain ceding commissions, which are calculated based on historical experience in relation to certain reinsurance contracts. The inclusion of the return of ceding commissions as an other expense item conforms to insurance industry standards.

The Company recorded income taxes from continuing operations of $6.5 million ($8.0 million on a pro forma basis) for the year ended December 31, 1997 and $2.0 million ($3.0 million on a pro forma basis) for the comparable period in 1996. The effective income tax rate from continuing operations increased to 27.2% (33.4% on a pro forma basis) for the year ended December 31, 1997 from 21.9% (32.3% on a pro forma basis) for the comparable period in 1996. Such increase was primarily attributable to the shift from specialty insurance services to outsourced business services.

COMBINED AND OPERATING RATIOS (SPECIALTY INSURANCE)

The combined ratio is the sum of the loss ratio and expense ratio and is the traditional measure of underwriting performance for insurance companies. The operating ratio is the combined ratio less the net investment income ratio (net investment income to net earned premium) excluding realized and unrealized capital gains and is used to measure overall company performance.

The following table reflects the loss, LAE, expense, combined, net investment and operating ratios of Century on a generally accepted accounting principles
(GAAP) basis for each of the years ended December 31 1998, 1997 and 1996:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ------------------------------
                                                                               1998       1997         1996
                                                                               ----       ----         ----
         Loss ratio....................................................       36.2%       34.3         41.3
         LAE ratio.....................................................       16.6%       21.2         22.5
         Expense ratio.................................................       45.4%       32.2         38.0
                                                                             -----       -----        -----
         Combined ratio................................................       98.2%       87.7        101.8
         Net investment ratio..........................................      (12.0%)     (12.2)       (12.9)
         Operating ratio...............................................       86.2%       75.5         88.9

EXPENSES

The expense ratio reflected in the foregoing table is the relationship of operating costs to net written premiums on a GAAP basis. The statutory ratio differs from the GAAP ratio as a result of different treatment of acquisition costs. Expense ratios have been unfavorably impacted in 1998 and favorably impacted in 1997 by reinsurance contingencies.

LIABILITY FOR LOSSES AND LOSS EXPENSES PAYABLE

As of December 31, 1998, the liability for losses and LAE constituted 24% of Century's consolidated liabilities. Century has established reserves that reflect its estimates of the total losses and LAE it will ultimately be required to pay under insurance and reinsurance policies. Such reserves include losses that have been reported but not settled and losses that have been incurred but not reported (IBNR). Loss reserves are established on an undiscounted basis after reductions for deductibles and estimates of salvage and subrogation.

For reported losses, Century establishes reserves on a "case" basis within the parameters of coverage provided in the related policy. For IBNR losses, Century estimates reserves using established actuarial methods. Case and IBNR loss reserve estimates reflect such variables as past loss experience, social trends in damage awards, changes in judicial interpretation of legal liability and policy coverages, and inflation. Century takes into account not only monetary increases in the cost of what is insured, but also changes in societal factors that influence jury verdicts and case law and, in turn, claim costs. Century's loss reserves have been certified in accordance with the requirements of the National Association of Insurance Commissioners. See Note 6 to the Consolidated and Combined Financial Statements contained herein.

The consolidated and combined financial statements of Century include the estimated liability for unpaid losses and LAE of Century's insurance operations. Reserves for unpaid losses covered by insurance policies and bonds consist of reported losses and IBNR losses. These reserves are determined by claims personnel and the use of actuarial and statistical procedures and they represent undiscounted estimates of the ultimate cost of all unpaid losses and LAE through year end. Although management uses many resources to calculate reserves, a degree of uncertainty is inherent in all such estimates. Therefore, no precise method for determining ultimate losses and LAE exists. These estimates are subject to the effect of future claims settlement trends and are continually reviewed and adjusted (if necessary) as experience develops and new information becomes known. Any such adjustments are reflected in current operations.

ANALYSIS OF LOSS AND LAE DEVELOPMENT



                                                                      YEAR ENDED DECEMBER 31,
                               ------------------------------------------------------------------------------------------------
                                 1988    1989     1990     1991     1992    1993      1994    1995     1996     1997     1998
                                 ----    ----     ----     ----     ----    ----      ----    ----     ----     ----     ----
                                                                           (in thousands)

Net liability for losses and
   loss expenses ...........    7,202    8,168   10,428   12,775   14,107   21,023   25,278   28,088   32,985   42,399  44,556

Cumulative amount of net
 Liability paid through:
   One year later ..........    2,985    2,404    2,404    2,811    3,026    4,131    6,309    8,785    8,773   13,639
   Two years later .........    3,876    3,433    4,090    4,894    3,848    7,503   11,161   14,452   16,798
   Three years later .......    4,398    4,322    5,239    5,372    4,786    9,346   13,910   18,874
   Four years later ........    4,799    4,984    5,184    6,010    5,119   10,594   15,745
   Five years later ........    5,140    4,880    5,352    6,102    5,572   11,415
   Six years later .........    5,147    4,953    5,352    6,217    5,586
   Seven years later .......    5,152    4,947    5,391    6,229
   Eight years later .......    5,135    4,969    5,403
   Nine years later ........    5,153    4,971
   Ten years later .........    5,150

The retroactively
 Reestimated net liability
 for loss and loss
 expenses as of:
   One year later ..........    7,406    8,388   10,674   12,003   12,587   18,910   23,049   28,246   31,803   39,369
   Two years later .........    7,445    8,504    9,239   10,877    9,829   17,531   22,193   27,033   28,983
   Three years later .......    7,419    7,025    8,183    8,419    8,899   16,174   20,660   24,608
   Four years later ........    6,365    6,668    6,631    8,675    7,822   14,775   19,046
   Five years later ........    6,311    5,638    6,320    7,467    6,766   13,099
   Six years later .........    5,534    5,243    5,823    6,704    5,973
   Seven years later .......    5,308    5,133    5,557    6,352
   Eight years later .......    5,230    4,992    5,450
   Nine years later ........    5,163    4,982
   Ten years later .........    5,156
                                -----    -----   ------   ------   ------   ------   ------   ------   ------   ------

Net cumulative redundancy ..    2,046    3,186    4,978    6,423    8,134    7,924    6,232    3,480    4,002    3,030
                                =====    =====   ======   ======   ======   ======   ======   ======   ======   ======



Gross liability - end of
  year......................                                                        $34,661  $37,002  $41,099  $50,655  $60,994
Reinsurance recoverable ....                                                          9,383    8,914    8,114    8,256   16,438
                                                                                    -------  -------  -------  -------  -------
Net liability - end of year                                                         $25,278  $28,088  $32,985  $42,399  $44,556
                                                                                    =======  =======  =======  =======  =======




LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

Century had cash and investments, excluding mortgage loans, of $137.2 million and $107.5 million at December 31, 1998 and 1997, respectively.

Net cash provided by operations for the years ended December 31, 1998, 1997, and 1996 was $30.8 million, $9.3 million, and $15.6 million, respectively. These amounts were adequate to meet the majority of Century's capital expenditures, operating and acquisition costs and resulted primarily from earnings and the timing of reinsurance contingency transactions.

Century's financing activities provided net cash for the years ended December 31, 1998, 1997 and 1996 of $80.2 million, $11.5 million, and $33.9 million, respectively. During 1998, Century realized approximately $83.8 million in cash proceeds from a private placement and from stock issuances, offset somewhat by debt repayments on outstanding credit obligations used for operating and acquisition purposes and the effect of pre-merger distributions to companies acquired under the pooling-of-interests accounting method.

During 1997, Century realized approximately $8.4 million in cash proceeds from a private placement and from stock issuances and $6.8 million on a net basis from financing sources. These proceeds were primarily used to fund its acquisition program as well as to fund the investment activities of Century's specialty insurance subsidiaries, offset by Century's disposition of its environmental systems operations.

During 1996, Century realized approximately $38.2 million in cash proceeds from a private placement and from stock issuances. Century used $1.8 million of these proceeds to repay debt obligations arising from the merger transaction with RESI and Century Surety Company and Commercial Surety Agency, Inc., $9.9 million to fund the investment activities for the specialty insurance subsidiaries and $4.0 million to purchase companies that complement its acquisition strategy and $1.1 million to purchase general office equipment.

SOURCES OF CASH

Century's principal source of revenue from its business outsourcing services operation is the collection of fees from professional services rendered to its clients in the areas of accounting, tax, valuation and advisory services, benefits administration and insurance services, human resources and payroll services and performance consulting services.

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

Ohio law limits the payment of dividends by an insurance subsidiary to its parent. The maximum dividend that may be paid without prior approval of the Director of Insurance of the State of Ohio is limited to the greater of the statutory net income of the preceding calendar year or 10% of total statutory shareholder's equity as of the prior December 31.

Century's primary line of credit is a $100 million revolving credit facility with several financial institutions, of which approximately $44,000,000 was outstanding at December 31, 1998. The interest rate under the credit facility is, at Century's option, either:

      (a) the higher of 0.50% per annum above the latest Federal Funds Rate or the rate of interest in effect from time to time announced by the Bank of America, San Francisco, California office as its "reference rate," or:

      (b) a floating rate based on certain offshore dollar interbank market rates. The credit facility requires the Company to comply with various affirmative and negative covenants, including: observance of various financial and other covenants; restrictions on additional indebtedness; restrictions on dividend payments and; restrictions on certain liens, mergers, dispositions of assets and investments.

Under its revolving credit facility, Century must also maintain a net worth equal to the sum of: $221 million plus; 70% of subsequent net income plus; the proceeds of any equity security offerings.

In February 1998, Century completed a private placement in which it sold an aggregate of 3,800,000 shares to qualified investors at an aggregate purchase price of $13.25 per share and realized $47.7 million in proceeds.

In April 1997, the Company completed a private placement in which the Company sold an aggregate of 616,611 units to qualified investors at an aggregate purchase price of $9.00 per unit. Each 1997 Unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.00 per share, exercisable for a three year period from the date of issuance. The Company realized net proceeds of approximately $5.3 million.

In December 1996, Century issued and sold 3,251,888 units of Century for $9.00 per unit. Each 1996 unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock of Century at an exercise price of $11.00 per share exercisable, in whole or in part, for a three year period from the date of issuance. Century realized net proceeds of approximately $27.6 million. Under the Securities Act Century registered 7,729,468 shares to be issued in connection with acquisitions and $125 million in debt, warrants and common stock. To date, Century has issued 3,791,973 shares in connection with acquisitions and expects to issue $25 million common stock and warrants, leaving 3,937,495 and $100 million available for future use.

USES OF CASH AND LIQUIDITY OUTLOOK

OPERATIONS. Century's capital expenditures from continuing operations totaled $12.3 million, $3.0 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively, which included expenditures for fixed assets for normal replacement, compliance with regulations and market development. During the year ended December 31, 1998, Century primarily funded capital expenditures from cash on hand and operating cash flow. Century anticipates that during 1999, it will continue to fund expenditures from operating cash flow supplemented by borrowing under its revolving credit facility, as necessary. Management believes that Century currently has sufficient cash and lines of credit to fund current operations and expansion thereof. Management is not aware of any current recommendations by regulatory authorities that, if implemented, could have a material impact on Century's liquidity, capital resources and operations

Cash used in investing activities for the years ended December 31, 1998, 1997 and 1996 primarily was the result of purchases and sales of investments and acquisitions.

Century is required to establish a reserve for unearned premiums. Century's principal costs and factors in determining the level of profit is the difference between premiums earned and losses, LAE and agent commissions. Loss and LAE reserves are estimates of what an insurer expects to pay on behalf of claimants. Century is required to maintain reserves for payment of estimated losses and LAE for both reported claims and for IBNR claims. Although the ultimate liability incurred by Century may be different from current reserve estimates, management believes that the reserves are adequate.

On February 26, 1999, Century entered into a contract with a national software provider to purchase an enterprise wide solution to integrate back office operations. The cost of the software is approximately $4 million, which includes licensing costs, maintenance and education. Additional consulting services to implement the enterprise wide solution are currently being negotiated.

YEAR 2000 COMPLIANCE PROJECT

The Year 2000 (Y2K) compliance problem is the result of computer programs designed to use two digit rather than four digit years. Thus, the year 1999 is represented as 99 and the year 2000 would be represented as 00. The latter could be interpreted as either 1900 or 2000. To systems that have Y2K related issues, the time may seem to have reverted back 100 years. Systems, equipment and software with exposure to Y2K related problems exist not only in computerized information systems but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment.

We are currently assessing our systems and equipment and modifying them as necessary to address the Y2K issues. We expect to incur $2 to $3 million in capital expenditures in 1999 with respect to system upgrades which are designed in part to address specific Y2K requirements. We do not expect expenditures incurred after 1999 for the Y2K compliance to be material. However, if we acquire additional companies, we will need to evaluate how the Y2K issue will impact them. If such expenditures exceed expectations or if a future acquisition requires substantial expenditures to address its Y2K issues, this could adversely affect our financial results. We cannot assure you that our systems or the systems of other companies on which our systems rely will be timely installed or converted. Although we are not certain of the impact on us of the failure of our significant customers or vendors to achieve Y2K compliance in a timely or effective manner, such failure could materially adversely affect our business and results of operations.

Our business depends, in part, upon our ability to store, retrieve, process and manage significant databases and periodically, to expand and upgrade our ability to process information. We primarily use personal computers and laptops connected to a local area network for its information processing. Interruption or loss of our information processing capabilities through loss of stored data, security breach, breakdown or malfunction of computer equipment or software systems, telecommunications failure, conversion difficulties or damage to our computer equipment or software systems could have a material adverse effect on our business, financial condition and results of operations.

To minimize or eliminate the effect of the Y2K risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing our computer systems, applications and software in order to achieve Y2K compliance. We implemented a Y2K Compliance Project in March 1998 that has been adopted by all of our subsidiaries. As part of this initiative, we have identified key contact individuals within each subsidiary to identify, evaluate and implement a plan to bring all of our business systems and applications into Y2K compliance by June 30, 1999. Century's Y2K Compliance Project consists of four phases: (i) inventory and assessment of all business systems and applications subject to Y2K risk; (ii) identification of such business systems and applications to determine the method of correcting any Y2K problems (ready now, repair, reconcile, replace or retire); (iii) remediation and testing of all business systems and applications that have Y2K problems; and (iv) implementation of corrective measures and certification of Y2K compliance through internal audits.

We have substantially completed the inventory and assessment phase and have identified and assessed four areas of risk: internally developed business applications; third party vendor software, such as business applications, operating systems and special function software; computer hardware components; and embedded systems, such as phone switches. Although we cannot be certain, we believe substantially all systems, applications and related software that are subject to Y2K compliance risk have been identified and we have implemented a plan to correct such systems that are not Y2K compliant. The implementation and verification phase is expected to be substantially complete by June 30, 1999, with inter-dependency testing substantially complete by October 1, 1999.

We rely on third-party service providers for services such as telecommunications, internet service and components for our business systems and other key services. Interruption of those services due to Y2K issues could affect our operations. We have initiated an evaluation of the status of such third-party service providers' efforts to determine alternative and contingency requirements. Development of Century's Y2K Contingency Plan is expected to be substantially complete by April 2, 1999 and will continue to be refined throughout 1999 as additional information related to our potential exposure is gathered. Century's Y2K Contingency Plan will supplement disaster recovery plans already in place. While approaches to reducing risks of interruption of business operations vary by subsidiary, options in Century's Y2K Contingency Plan are expected to include measures such as identification of alternative service providers and channels of distribution.

We continue to review the potential overall impact of Y2K risks on our business, financial condition and results of operations. To date, we have not encountered any material Y2K problems with our computer systems and related equipment. Based on our ongoing survey of such risks for Century, our subsidiaries and recently acquired businesses, management estimates that the total cost of our Y2K Compliance Project will be approximately $2 to $3 million. This estimate assumes that all businesses that have been and that may be acquired in the future by Century will not have significant Y2K compliance issues. However, there can be no assurance that actual compliance costs will fall within the range of this estimate, that any future acquisition of a business will not require substantial Y2K compliance expenditures or that precautions that we have taken to minimize the impact of such events will be adequate. Any damage to our data information processing system, failure of telecommunications links or breach of the security of our computer systems could result in an interruption of our operations or other loss which may not be covered by insurance. Any such event could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A.

QUANTITATIVE INFORMATION ABOUT MARKET RISK. Century does not engage in trading market risk sensitive instruments. Neither does Century purchase as investments, hedges or for purposes "other than trading" instruments that are likely to expose Century to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Century has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps.

QUALITATIVE INFORMATION ABOUT MARKET RISK. Century's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the reference rate set by the Bank of America (San Francisco), would affect the rate at which Century could borrow funds under its Credit Facility.

Century's strategy to manage this exposure is to keep its borrowings to a minimum.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year.

The following table sets forth certain information as of December 31, 1998 regarding the directors, executive officers and certain key employees of Century. Each executive officer of Century named in the following table has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of Century and any other person pursuant to which he or she was selected as an officer.

NAME                                    AGE        POSITION(S)
                                                   -----------

EXECUTIVE OFFICERS AND DIRECTORS:
Michael G. DeGroote(3)...............   65         Chief Executive Officer, President and
                                                       Chairman of the Board
Charles D. Hamm, Jr.(3)..............   44         Senior Vice President and Chief Financial Officer
Douglas R. Gowland...................   57         Senior Vice President, Business Integration
Keith W. Reeves......................   41         Senior Vice President, President of the
                                                       Accounting, Tax, Valuation and Advisory
                                                       Services Group
Robert A. O'Byrne....................   42         Senior Vice President, President of the Benefits
                                                       Administration and Insurance Services Group
John J. Hopkins......................   45         Senior Vice President, Product Development and
                                                       Marketing
Jerome P. Grisko, Jr. (3)............   37         Senior Vice President, Mergers & Acquisitions and
                                                       Legal Affairs
Rick L. Burdick(1)...................   47         Director
Joseph S. DiMartino..................   55         Director
Harve A. Ferrill(1)(2)...............   66         Director
Hugh P. Lowenstein(2)................   68         Director
Richard C. Rochon(1)(2)..............   41         Director

OTHER KEY OFFICERS:
Leslie Wilk Braksick.................   33         Vice President
Daniel J. Clark......................   44         Vice President
Ralph M. Daniel, Jr..................   42         Vice President
Charles J. Farro.....................   48         Vice President
Kenneth M. Millisor..................   61         Vice President
Steven M. Nobil......................   51         Vice President
Patrick J. Simers....................   38         Vice President
Craig L. Stout.......................   50         Vice President
Eldon G. Walter......................   52         Vice President
C. Robert Wissler....................   52         Vice President
Andrew B. Zelenkofske................   38         Vice President
Barbara A. Rutigliano................   47         Corporate Secretary

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Management Executive Committee

EXECUTIVE OFFICERS AND DIRECTORS:

MICHAEL G. DEGROOTE has served as the Chairman of the Board of Century since April 1995 and as Chief Executive Officer and President since November 1997. Mr. DeGroote also served as President and Chief Executive Officer of Century from April 1995 until October 1996. Mr. DeGroote served as Chairman of the Board, President and Chief Executive Officer of Republic Industries, Inc. (RII) from May 1991 to August 1995. Mr. DeGroote founded Laidlaw Inc., a Canadian waste services and transportation company in 1959. In 1988, Mr. DeGroote sold his controlling interest in Laidlaw to Canadian Pacific Limited. Mr. DeGroote served as President and Chief Executive Officer of Laidlaw from 1959 until 1990. Mr. DeGroote also serves as a director of RII.

CHARLES D. HAMM, JR. has served as Senior Vice President and Chief Financial Officer since December 1998. Previously, Mr. Hamm was Chief Financial Officer and Treasurer since November 1997. Mr. Hamm was associated with KPMG LLP, an international accounting firm, from June 1984 until November 1997, serving as a partner of such firm from July 1996 until November 1997. Mr. Hamm is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

DOUGLAS R. GOWLAND has served as Senior Vice President, Business Integration since November 1997. Mr. Gowland served as a Director of Century from April 1995 through November 1997. From April 1995 until October 1996, Mr. Gowland served as Century's Executive Vice President and Chief Operating Officer. From January 1992 to April 1995, Mr. Gowland served as Vice President - Hazardous Waste Operations of RII. From March 1991 to January 1992, Mr. Gowland served as Vice President of DRG Environmental Management, Inc. Prior thereto, he served as President of Great Lakes Environmental Systems, Ltd.

KEITH W. REEVES has served as Senior Vice President since March 1997. He was named President of the Accounting, Tax, Consulting and Valuation Services Group in December 1998 and is currently a director and an officer of a number of Century's subsidiaries. Mr. Reeves served as the President of SMR Business Services, Inc. from December 1996 through July 1998. Mr. Reeves served as Vice President of Skoda, Minotti, Reeves and Co., CPA's from August 1984 until its acquisition by Century in December 1996. Mr. Reeves is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

ROBERT A. O'BYRNE was named a Senior Vice President of Century in December 1998. He also currently serves as President of the Benefits Administration & Insurance Services Group. Mr. O'Byrne served as Chairman of the Board and CEO of Robert D. O'Byrne and Associates, Inc., an employee benefits brokerage/consulting firm prior to its acquisition by Century in December 1997. Mr. O'Byrne remains President and CEO of Robert D. O'Byrne and Associates, Inc. and The Grant Nelson Group, Inc.

JOHN J. HOPKINS has served as Senior Vice President, Product Development & Marketing of Century since December 1998. He served as Vice President, Business Development from July 1998 through November 1998. Prior to joining Century, Mr. Hopkins was associated with a personal investment and insurance firm from October 1995 to December 1997, and in his final year, as Acting Chief Operating Officer. From July 1976 to October 1995, Mr. Hopkins was associated with Coopers & Lybrand LLP, where he served as a partner from October 1985 until October 1995. Mr. Hopkins serves on the Board of Advisors of Drexel University College of Business Administration. He is a CPA with a Masters in Taxation, and a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

JEROME P. GRISKO, JR. joined Century as Vice President, Mergers & Acquisitions in September 1998 and was promoted to Senior Vice President, Mergers & Acquisitions and Legal Affairs in December of that year. Prior to joining Century, Mr. Grisko was associated with the law firm of Baker & Hostetler LLP, where he practiced from September 1987 until September 1998, serving as a partner of such firm from January 1995 to September 1998. While at Baker & Hostetler, Mr. Grisko concentrated his practice in the area of mergers, acquisitions and divestitures. Mr. Grisko is a member of the American, Ohio and Cleveland Bar Associations.

RICK L. BURDICK has served as a Director of Century since November 1997, when he was elected as an outside director. Mr. Burdick has been a partner at the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. since April 1988. Mr. Burdick serves on the Boards of Directors of RII and J. Ray McDermott, S.A.

JOSEPH S. DIMARTINO has served as a Director of Century since November 1997, when he was elected as an outside director. Mr. DiMartino has been Chairman of the Board of the Dreyfus Family of Funds since January 1995. Mr. DiMartino served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994 and was also a director of Mellon Bank Corporation. Mr. DiMartino also serves on the Board of Directors of Noel Group, Inc.; Career Blazers Inc.(formerly Staffing Resources, Inc.); Health Plan Services Corporation; Carlyle Industries, Inc.; and the Muscular Dystrophy Association.

HARVE A. FERRILL has served as a Director of Century since October 1996, when he was elected as an outside director. Mr. Ferrill has served as Chief Executive Officer of Advance Ross Corporation, a company that provides tax refunding services (ARC), since 1991 and as President of Ferrill-Plauche Co., Inc., a private investment company, since 1982. Mr. Ferrill served as President of ARC from 1990 to 1993 and as Chairman of the Board from 1992 to 1996. Mr. Ferrill serves on the Board of Directors of Gaylord Container Corporation.

HUGH P. LOWENSTEIN has served as a Director of Century since March 1997, when he was elected as an outside director. Mr. Lowenstein has served as the Founder and Chief Executive Officer of Shore Capital Ltd. (Bermuda), a consulting and investment advisory firm, since 1994. Mr. Lowenstein served as a Managing Director of Donaldson, Lufkin and Jenrette Securities Corporation from 1987 to 1994. Mr. Lowenstein also serves on the Board of Directors of Terra Nova (Bermuda) Holdings Ltd.

RICHARD C. ROCHON has served as a Director of Century since October 1996, when he was elected as an outside director. Mr. Rochon has served since 1988 as President of Huizenga Holdings, Inc., a management and holding company for diversified investments in operating companies, joint ventures, and real estate, on behalf of its owner, Mr. H. Wayne Huizenga. Mr. Rochon also has served as a director since September 1996 and as Vice Chairman of Florida Panthers Holdings, Inc., a leisure and recreation and sports and entertainment company, since April 1997. From 1985 until 1988, Mr. Rochon served as Treasurer of Huizenga Holdings, Inc. and from 1979 until 1985, he was employed as a certified public accountant by the international public accounting firm of Coopers & Lybrand, L.L.P.



OTHER KEY OFFICERS:

LESLIE WILK BRAKSICK was named Vice President in December 1998. She co-founded The Continuous Learning Group, Inc. (CLG) in 1993, which is a behaviorally based consulting organization and a wholly-owned subsidiary of Century since March 1998. Dr. Braksick is also a member of the Board of Directors for the Research Institute for Small and Emerging Businesses.

DANIEL J. CLARK was named Vice President in November 1997 and is the Senior Vice President of Evergreen National Indemnity Company (Evergreen) and a director of Century Surety Company (Century), both subsidiaries of Century. Prior to joining Evergreen, Mr. Clark served as Chief of Staff for then Congressman Edward F. Feighan from 1983 through 1993. Mr. Clark is a member of the Ohio Bar Association and serves as Vice Chairman for the Port of Cleveland.

RALPH M. DANIEL, JR. was named as Vice President in November 1997. Mr. Daniel served as Chairman and Chief Executive Officer of Century Payroll, Inc. (formerly BMS) which he co-founded in 1988, prior to its acquisition in 1997. Mr. Daniel is a CPA, Series 7 licensed investment broker and life/health insurance licensed.

CHARLES J. FARRO was named Vice President in November 1997. Mr. Farro served as Chairman and Chief Executive Officer of The Benefits Group, a subsidiary of Century which he is a co-founder, prior to its acquisition in 1997. Mr. Farro serves on the Boards of Directors of the Akron Art Museum.

KENNETH R. MILLISOR was named Vice President in November 1997. Mr. Millisor was co-founder, President and Chief Executive Officer of Millisor & Nobil, LPA, a labor and employment relations law firm headquartered in Cleveland, Ohio. He is a Trustee of North American Employers Council, the marketing arm for Century's non-insured worker's compensation. Mr. Millisor was admitted to the Ohio Bar in 1961 and is an active member of the Akron, Ohio and American Bar Associations.

STEVEN M. NOBIL was named Vice President in November 1997. Mr. Nobil was co-founder of Millisor & Nobil, LPA, a labor and employment relations law firm headquartered in Cleveland, Ohio. Mr. Nobil currently serves on several charitable and educational Boards, including Baldwin Wallace College and Cuyahoga Community College.

PATRICK J. SIMERS was named Vice President in November 1997. Mr. Simers served as President of Valuation Counselors Group, Inc., a subsidiary of Century, prior to its acquisition. Mr. Simers is a Certified Real Estate Appraiser in 14 states and maintains memberships in the American Society of Appraisers.

CRAIG L. STOUT has served as Vice President since November 1997. Mr. Stout served as Chief Operating Officer and a Director of Century from October 1996 through November 1997. Mr. Stout also serves as a director and an officer of a number of Century's insurance subsidiaries. Prior to joining Century, Mr. Stout served as Executive Vice President of Alliance Holding Corporation, which was the holding corporation of the CSC Group and CSA and two other companies which he founded, Contract Operations Planning, Inc., a surety claims management firm, and Contract Surety Reinsurance Corporation, a reinsurance intermediary for facultative surety reinsurance.

ELDON G. WALTER was named Vice President in February 1999. Mr. Walter served as Chairman and President of Mayer Hoffman McCann, L.C. from 1988 until the acquisition by Century of MHM Business Services, Inc. Mr. Walter now serves as President of MHM Business Services, Inc. Mr. Walter has over 30 years of experience in all aspects of taxation, and he is affiliated with the American Institute of Certified Public Accountants, the Missouri Society of Certified Public Accountants and the Kansas City Estate Planning Association.

C. ROBERT WISSLER was named Vice President in November 1997. Mr. Wissler serves as President and Chief Executive Officer of Century Small Business Solutions, Inc., a subsidiary of Century. From 1990 to 1997, Mr. Wissler served as CEO of Comprehensive Business Services, a franchisor of accounting services. He was Senior Vice President and Chief Financial Officer of Sir Speedy, Inc. from 1978 through 1990. Prior to that time, Mr. Wissler was an auditor with Arthur Young & Co. from 1972 to 1974, and he was a baseball player with the St. Louis Cardinals from 1969 through 1972. Mr. Wissler is a CPA and a Director of the International Franchise Association.

ANDREW B. ZELENKOFSKE was named Vice President in November 1997. Mr. Zelenkofske served as President of ZA Business Services, Inc., a subsidiary of Century, prior to its acquisition in 1997. Prior to joining Century, Mr. Zelenkofske served for several years as President and Managing Director of Zelenkofske Axelrod and Co., Ltd. Mr. Zelenkofske is a CPA and an attorney and has been appointed to the Pennsylvania State Board of Accountancy.

BARBARA A. RUTIGLIANO was named Corporate Secretary in December 1997. Ms. Rutigliano was Senior Counsel and Corporate Secretary of BP America Inc. from 1989 until 1997 and was associated with the law firm of Squire, Sanders & Dempsey from 1983 to 1989. Ms. Rutigliano is a member of the Ohio Bar, the American Bar Association and the American Society of Corporate Secretaries.



ITEM 11.   EXECUTIVE COMPENSATION.

Information with respect to this item is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to this item is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to this item is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year.

DRAFT

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

Exhibit No.        Description

         3.1 Amended and Restated Certificate of Incorporation of Century (filed as Exhibit 3.1 to Century's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).

         3.2 Certificate of Amendment of the Certificate of Incorporation of Century dated October 18, 1996 (filed as Exhibit 3.2 to Century's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

         3.3 Certificate of Amendment of the Certificate of Incorporation of Century effective December 23, 1997 (filed as Exhibit 3.3 to Century's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated by reference).

         3.4* Certificate of Amendment of the Certificate of Incorporation of Century dated September 10, 1998.

         3.5 Amended and Restated Bylaws of Century (filed as Exhibit 3.2 to Century's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).

         4.1*     Form of Stock Certificate of Common Stock of Century.

         10.1 Credit Agreement dated as of August 10, 1998, by and among Century and its Subsidiaries, as Borrowers, and Bank of America National Trust and Savings Association, as Agent and Letter of Credit Bank (filed as Exhibit 1 to Century's Report on Form 10-Q for the period ended June 30, 1998, and incorporated herein by reference).

         10.2 1996 Employee Stock Option Plan (filed as Appendix I to Century's Proxy Statement 1997 Annual Meeting of Stockholders dated April 1, 1997, and incorporated herein by reference).

         10.3     Amendment to the 1996 Employee Stock Option Plan (filed as
                  Exhibit 99.2 to Century's Current Report on Form 8-K dated December 14, 1998, and filed January 12, 1999, and incorporated herein by reference).

         10.4 Agents 1997 Stock Option Plan (filed as Appendix II to Century's Proxy Statement 1997 Annual Meeting of Stockholders dated April 1, 1997, and incorporated herein by reference).

         21.1*    List of Subsidiaries of Century Business Services, Inc.

         23.1*    Consent of KPMG LLP

         24.1*    Powers of Attorney (included on the signature page hereto).

         27.1*    Financial Data Schedule.

*Indicates documents filed herewith.

(b)      Reports on Form 8-K

         Century Business Services, Inc. filed the following Current Reports on Form 8-K during 1998:

         Current Report on Form 8-K dated February 20, 1998.

         Current Report on Form 8-K dated March 6, 1998.

         Current Report on Form 8-K dated April 31, 1998, as amended on Form

         8-K/A filed on June 10, 1998.

         Current Report on Form 8-K dated December 14, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Century has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CENTURY BUSINESS SERVICES, INC.
                                    (Registrant)



                           By: /s/ Charles D. Hamm, Jr.
                               -----------------------------------------------
                               Charles D. Hamm, Jr.
                               Senior Vice President & Chief Financial Officer March 4, 1999

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below on this Annual Report hereby constitutes and appoints Michael G. DeGroote and Charles D. Hamm, Jr. and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in all capacities (until revoked in writing), to sign any and all amendments to this Annual Report of Century Business Services, Inc. and to file the same, with all exhibits hereto, and other documents in connection herewith, with the Securities and Exchange Commission, granting unto each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that each attorney-in-fact and agent, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of Century Business Services, Inc. and in the capacities and on the date indicated above.


/s/ Michael G. DeGroote                           /s/ Joseph S. DiMartino
---------------------------------------          -------------------------------
Michael G. DeGroote                              Joseph S. DiMartino
Chief Executive Officer, President,              Director
Chairman of the Board and Director


/s/ Charles D. Hamm, Jr.                          /s/ Harve A. Ferrill
---------------------------------------          -------------------------------
Charles D. Hamm, Jr.                             Harve A. Ferrill
Chief Financial Officer                          Director
(Principal Financial and Accounting Officer)


/s/ Rick L. Burdick                               /s/ Hugh P. Lowenstein
---------------------------------------          -------------------------------
Rick L. Burdick                                  Hugh P. Lowenstein
Director                                         Director



/s/ Richard C. Rochon
---------------------------------------
Richard C. Rochon
Director

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                                           PAGE
                                                                                           ----
   CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

   Independent Auditors' Report..........................................................   F-2

   Consolidated and Combined Balance Sheets as of
        December 31, 1998 and 1997.......................................................   F-3

   Consolidated and Combined Statements of Income for the years ended
        December 31, 1998, 1997 and 1996.................................................   F-4

   Consolidated and Combined Statements of Shareholders' Equity for the years ended
        December 31, 1998, 1997 and 1996.................................................   F-5

   Consolidated and Combined Statements of Cash Flows for the years ended
        December 31, 1998, 1997 and 1996.................................................   F-6

   Notes to the Consolidated and Combined Financial Statements...........................   F-8

   Schedule I - Summary of Investments - Other than Investments in Related
        Parties as of December 31, 1998..................................................  F-31

   Schedule III - Supplementary Insurance Information for the years ended
        December 31, 1998, 1997 and 1996.................................................  F-32

   Schedule IV - Reinsurance for the years ended
        December 31, 1998, 1997 and 1996.................................................  F-33

                          INDEPENDENT AUDITORS' REPORT





THE BOARD OF DIRECTORS AND SHAREHOLDERS
CENTURY BUSINESS SERVICES, INC.:

We have audited the consolidated and combined financial statements of Century Business Services, Inc. and Subsidiaries as listed in the accompanying index on page F-1. In connection with our audits of the consolidated and combined financial statements, we also have audited the financial statement schedules as listed in the accompanying index on page F-1. These consolidated and combined financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Century Business Services, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP



Cleveland, Ohio
February 16, 1999

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1998 AND 1997


                                                                                       1998            1997
                                                                                    ----------      ----------
                                     ASSETS
Cash and cash equivalents                                                           $   50,729      $   29,236
Accounts receivable, less allowance for doubtful accounts of $5,243 and $1,948,
    respectively                                                                       101,860          45,719
Premiums receivable, less allowance for doubtful accounts of $492 and $281,
    respectively                                                                         9,284           7,812
Investments:
    Fixed maturities held to maturity, at amortized cost                                12,156          14,528
    Securities available for sale, at fair value                                        70,879          59,523
    Mortgage loans                                                                         740           1,839
    Short-term investments                                                               3,470           4,215
                                                                                    ----------      ----------
    Total investments                                                                   87,245          80,105

Deferred policy acquisition costs                                                        5,746           4,478
Reinsurance recoverables                                                                23,918          15,215
Goodwill, net of accumulated amortization of $5,838 and $1,297, respectively           293,374          89,856
Notes receivable                                                                        20,219          18,359
Other assets                                                                            56,302          25,837
                                                                                    ----------      ----------

TOTAL ASSETS                                                                        $  648,677      $  316,617
                                                                                    ==========      ==========

                                   LIABILITIES
Accounts payable                                                                    $   32,423      $   21,520
Losses and loss expenses payable                                                        60,994          50,655
Unearned premiums                                                                       29,236          22,656
Bank debt                                                                               44,000           8,401
Notes payable and capitalized leases                                                    30,556          16,126
Income taxes                                                                             7,704           3,708
Accrued expenses                                                                        37,312          29,623
Other liabilities                                                                       10,590           6,505
                                                                                    ----------      ----------
TOTAL LIABILITIES                                                                      252,815         159,194

                              SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share
     Authorized             - 250,000,000 shares
     Issued and outstanding - 72,787,615 shares at December 31, 1998;
                              47,260,550 shares at December 31, 1997                       728             473
Additional paid-in-capital                                                             330,068         128,591
Unearned ESOP                                                                             (755)           (861)
Treasury stock                                                                              --          (1,581)
Retained earnings                                                                       65,692          29,039
Accumulated other comprehensive income                                                     129           1,762
                                                                                    ----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                                             395,862         157,423
Commitments and contingencies
                                                                                    ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  648,677      $  316,617
                                                                                    ==========      ==========

               See the accompanying notes to the consolidated and
                         combined financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                              1998            1997            1996
                                                           ----------      ----------      ----------
Revenues:
   Business services fees and commissions                  $  297,520      $  126,304      $   56,057
   Specialty insurance services (regulated):
      Premiums earned                                          44,896          37,238          27,651
      Net investment income                                     5,381           4,524           3,564
      Net realized gain on investments                          3,001           3,044           1,529
      Other income, net                                         1,230              13           1,419
                                                           ----------      ----------      ----------
Total revenues                                                352,028         171,123          90,220
                                                           ----------      ----------      ----------

Expenses:
   Operating expenses - business services                     229,345         107,677          51,988
   Losses and loss adjustment expenses                         23,714          20,682          17,624
   Policy acquisition expenses                                 14,932           9,670           7,699
   General and administrative expenses                          6,119           4,162             302
   Depreciation and amortization expenses                      10,575           3,401           1,028
   Merger and acquisition costs                                 3,572             416              --
   Interest income, net                                          (800)         (1,250)           (220)
   Other expenses, net                                          3,900           2,331           2,655
                                                           ----------      ----------      ----------
Total expenses                                                291,357         147,089          81,076
                                                           ----------      ----------      ----------

Income from continuing operations before income
    tax expense                                                60,671          24,034           9,144

Income tax expense                                             21,234           6,543           2,003
                                                           ----------      ----------      ----------

Income from continuing operations                              39,437          17,491           7,141
Loss from operations of discontinued business
   (net of income tax expense (benefit) of $0,
   ($316) and $91, respectively)                                   --            (663)            (38)
Loss on disposal of discontinued business
    (net of income tax benefit of $305 in 1997)                    --            (572)             --
                                                           ----------      ----------      ----------
Net income                                                 $   39,437      $   16,256      $    7,103
                                                           ==========      ==========      ==========
Earnings per share:
   Basic:
    Income from continuing operations                      $     0.65      $     0.41      $     0.30
    Loss from discontinued operations                              --           (0.03)             --
                                                           ----------      ----------      ----------
    Net income per share                                   $     0.65      $     0.38      $     0.30
                                                           ==========      ==========      ==========
   Diluted:
    Income from continuing operations                      $     0.53      $     0.32      $     0.24
    Loss from discontinued operations                              --           (0.02)             --
                                                           ----------      ----------      ----------
    Net income per share                                   $     0.53      $     0.30      $     0.24
                                                           ==========      ==========      ==========

   Weighted average common shares                              61,129          42,776          23,699
                                                           ==========      ==========      ==========
   Weighted average common shares and
     dilutive potential common shares                          74,333          54,740          29,868
                                                           ==========      ==========      ==========

   Pro forma income data (from continuing operations)
   (Note 2):
    Net income as reported                                 $   39,437      $   17,491      $    7,141
    Pro forma adjustment to provision for income taxes            896           1,477             955
                                                           ----------      ----------      ----------
    Pro forma net income                                   $   38,541      $   16,014      $    6,186
                                                           ==========      ==========      ==========
   Pro forma earnings per share:
    Basic earnings per share                               $     0.63      $     0.37      $     0.26
                                                           ==========      ==========      ==========
    Diluted earnings per share                             $     0.52      $     0.29      $     0.21
                                                           ==========      ==========      ==========

               See the accompanying notes to the consolidated and
                         combined financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                    Accumulated
                                                           Additional                   Other      Unearned
                                                  Common     Paid-In     Retained   Comprehensive    ESOP     Treasury
                                       Shares      Stock     Capital     Earnings       Income      Shares     Stock        Totals
                                     ----------  --------  ----------   ----------   ----------   --------   --------   ----------
December 31, 1995                    20,556,451  $    206  $   18,703   $   13,781   $    3,355   $   (990)  $   (825)      34,230
   Comprehensive income:
     Net income                              --        --          --        7,103           --         --         --        7,103
     Change in net unrealized
       appreciation                          --        --          --           --          476         --         --          476
                                                                        ----------   ----------
   Total comprehensive income                --        --          --        7,103          476         --         --           --
                                                                        ----------   ----------
   Pre-merger transactions of pooled
     entities                                --        --       1,345       (4,560)          --         63       (185)      (3,337)
   Reverse merger                    10,858,158       108      16,136           --           --         --         --       16,244
   Stock issuances                    7,251,888        73      38,164           --           --         --         --       38,237
   Stock options                        101,960         1       1,153           --           --         --         --        1,154
   Business acquisitions                792,500         8       5,252           --           --         --         --        5,260
                                     ----------  --------  ----------   ----------   ----------   --------   --------   ----------

December 31, 1996                    39,560,957       396      80,753       16,324        3,831       (927)    (1,010)      99,367
   Comprehensive income:
     Net income                              --        --          --       16,256           --         --         --       16,256
     Change in net unrealized
       appreciation                          --        --          --           --       (2,069)        --         --       (2,069)
                                                                        ----------   ----------
   Total comprehensive income                --        --          --       16,256       (2,069)        --         --           --
                                                                        ----------   ----------
   Pre-merger transactions of
     pooled entities                         --        --         767       (3,541)          --         66       (571)      (3,279)
   Stock issuances                      616,611         6       5,261           --           --         --         --        5,267
   Stock options                         53,032         1         334           --           --         --         --          335
   Warrants                             533,032         5       2,819           --           --         --         --        2,824
   Business acquisitions              6,496,918        65      38,657           --           --         --         --       38,722
                                     ----------  --------  ----------   ----------   ----------   --------   --------   ----------

December 31, 1997                    47,260,550       473     128,591       29,039        1,762       (861)    (1,581)     157,423
   Comprehensive income:
     Net income                              --        --          --       39,437           --         --         --       39,437
     Change in net unrealized
       appreciation                          --        --          --           --       (1,633)        --         --       (1,633)
                                                                        ----------   ----------
   Total comprehensive income                --        --          --       39,437       (1,633)        --         --           --
                                                                        ----------   ----------
   Pre-merger transactions of
     pooled entities                         --        --      (1,671)      (2,784)          --        106      1,581       (2,768)
   Stock issuances                    3,800,000        38      47,657           --           --         --         --       47,695
   Stock options                         60,900         1         679           --           --         --         --          680
   Warrants                           8,902,418        88      35,378           --           --         --         --       35,466
   Business acquisitions             12,763,747       128     119,434           --           --         --         --      119,562
                                     ----------  --------  ----------   ----------   ----------   --------   --------   ----------

   December 31, 1998                 72,787,615  $    728  $  330,068   $   65,692   $      129   $   (755)  $     --      395,862
                                     ==========  ========  ==========   ==========   ==========   ========   ========   ==========

               See the accompanying notes to the consolidated and
                          combined financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 1998         1997         1996
                                                              ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from continuing operations                      $   39,437   $   17,491   $    7,141
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Gain on sale of business                                    (1,450)        (171)          --
      Net loss from operations of discontinued business               --         (663)         (38)
      Net loss on disposal of discontinued business                   --         (572)          --
      Depreciation and amortization                               25,507       13,071        8,727
      Deferred income taxes                                       (3,337)        (958)         (27)
    Changes in assets and liabilities, net
     of acquisitions and dispositions:
        Accounts receivable, net                                 (25,699)     (13,708)      (1,871)
        Premiums receivable, net                                  (1,472)       3,117         (915)
        Deferred policy acquisition costs                        (16,200)      (9,803)      (8,616)
        Reinsurance recoverables                                  (8,703)      (4,030)       1,462
        Other assets                                             (11,610)      (7,833)        (399)
        Accounts payable                                           9,935        6,292          461
        Losses and loss expenses payable                          10,339        6,947        4,097
        Unearned premiums                                          6,580       (1,582)       3,001
        Income taxes                                               2,482        1,009          550
        Accrued expenses and other liabilities                     5,717       14,851        4,407
        Non-cash charges and working capital changes
              from discontinued operations                            --      (15,620)          --
        Other, net                                                  (768)         993       (2,338)
                                                              ----------   ----------   ----------
      Net cash provided by operating activities                   30,758        8,831       15,642
                                                              ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed maturities, held to maturity                 (2,099)        (869)      (1,318)
   Purchase of fixed maturities, available for sale              (73,802)     (21,227)     (12,478)
   Purchase of equity securities                                  (5,873)      (2,816)      (2,921)
   Redemption of fixed maturities, held to maturity                4,607        1,172        1,000
   Sale of fixed maturities, available for sale                   59,786        6,006        9,333
   Sale of equity securities                                       6,260        1,285          675
   Net (increase) decrease in mortgage loans                       1,099        1,846         (292)
   Change in short-term investments                                  745          584       (3,956)
   Business acquisitions, net of cash acquired                   (73,384)     (35,822)         912
   Proceeds from dispositions of businesses                        2,744       10,700           --
   Net additions to property and equipment                       (12,217)      (2,882)      (1,156)
   Net decrease in notes receivable                                2,571           18          196
                                                              ----------   ----------   ----------
      Net cash used in investing activities                      (89,563)     (42,005)     (10,005)
                                                              ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank debt                                        92,075        8,401           --
   Proceeds from notes payable and capitalized leases              1,847        5,250           80
   Payment of bank debt                                          (56,476)          --           --
   Payment of notes payable and capitalized leases               (38,221)      (6,845)      (1,078)
   Pre-merger equity transactions                                 (2,768)      (3,279)      (3,337)
   Proceeds from stock issuances                                  47,695        5,267       38,237
   Proceeds from exercise of stock options and warrants           36,146        3,159           --
                                                              ----------   ----------   ----------
       Net cash provided by financing activities                  80,298       11,953       33,902
                                                              ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents              21,493      (21,221)      39,539
Cash and cash equivalents at beginning of year                    29,236       50,457       10,918
                                                              ----------   ----------   ----------
Cash and cash equivalents at end of year:
   Continuing operations                                          50,729       29,236       48,082
   Discontinued operations                                            --           --        2,375
                                                              ----------   ----------   ----------

Total cash and cash equivalents at end of year                $   50,729   $   29,236   $   50,457
                                                              ==========   ==========   ==========


               See the accompanying notes to the consolidated and
                         combined financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS




1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Century Business Services, Inc. and subsidiaries (Century) is a diversified services company which, acting through its subsidiaries, provides professional outsourced business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States. Century offers integrated services in the following areas: accounting, tax, valuation, and advisory services; benefits administration and insurance services; human resources and payroll services; performance consulting services; and specialty insurance.

       RESI Transaction

       On October 18, 1996, Republic Environmental Services, Inc. (RESI) issued
       (a) an aggregate of 14,760,000 shares of RESI common stock, par value $0.01 per share (RESI Common Stock), (b) warrants to purchase an aggregate of 4,200,000 additional shares of RESI Common Stock at exercise prices ranging from $2.625 to $3.875 per share, expiring in two to four years and (c) a promissory note in principal amount of $4,000,000 in exchange for the stock of Century Surety Company (CSC) and Commercial Surety Agency, Inc., d.b.a. Commercial Surety Underwriters (CSU) (together the Alliance Companies) (the RESI Transaction). The RESI transaction was accounted for as a reverse merger whereby the Alliance Companies gained a controlling interest in the stock of RESI. Contemporaneously, RESI changed its name to International Alliance Services, Inc. On June 24, 1996, Century began trading under the symbol "IASI" in anticipation of the merger with Alliance Companies. The name change to Century Business Services, Inc. was approved December 23, 1997 and Century now trades under the symbol "CBIZ."

       Basis of Consolidation

       The consolidated and combined financial statements include the accounts of Century and its wholly owned subsidiaries. The accompanying consolidated and combined financial statements have been restated for the business combinations accounted for as pooling-of-interests (Note 2) as if such combined companies had operated as one entity since inception. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Accounting Estimates

       In preparing the consolidated and combined financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of losses and loss expenses payable, the recoverability of deferred policy acquisition costs, and the net realizable value of reinsurance recoverables.

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS




       Cash and Cash Equivalents

       Cash and cash equivalents consist of funds held on deposit and short-term highly liquid investments with a maturity of three months or less at the date of purchase. At various times during the year, Century had deposits with financial institutions in excess of the $100,000 federally insured limit.

       Investments

       All fixed maturity securities that Century has the positive intent and ability to hold to maturity are classified as held to maturity and are stated at amortized cost; all other fixed maturity securities and all equity securities are classified as available for sale and are stated at fair value, with the unrealized gains and losses, net of deferred income taxes, reported as a separate component of comprehensive income. Century has no investment securities classified as trading. Realized gains and losses on the sale of investments are determined on the basis of specific security identification and also include other than temporary declines, if any. Interest income is recognized on the accrual basis and dividend income is recognized on the ex-dividend date.

       Century adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" on January 1, 1998. As required by the Statement, Century displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated and combined balance sheet. Items considered to be other comprehensive income are the adjustments made for unrealized holding gains and losses on available for sale securities. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

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

       Reinsurance Ceded

       Reinsurance receivables are accounted for and reported separately as assets, net of valuation allowance. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability. Contracts not resulting in the reasonable possibility that the reinsurers may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and are accounted for as deposits. Reinsurance premiums ceded and reinsurance recoveries on claims incurred are deducted from the respective revenue and expense accounts. Century is not relieved of its primary obligation in a reinsurance transaction.

       Goodwill

       Goodwill is being amortized on a straight-line basis over the expected periods to be benefited, which is generally 40 years. It is Century's policy to periodically evaluate the recoverability of goodwill based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows, undiscounted and without interest, would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses. Amortization expense from continuing operations was approximately $4,841,000, $1,334,000 and $33,000 in 1998, 1997 and 1996, respectively.

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS




       Losses and Loss Expenses Payable

       The liability for losses is provided based upon case basis estimates for losses reported in respect to direct business; estimates of unreported losses based on estimated loss experience; estimates received and supplemental amounts provided relating to assumed reinsurance; with deductions for estimated salvage and subrogation recoverable. The liability for loss expenses is established by estimating future expenses to be incurred in settlement of the claims provided in the liability for losses. The liability for losses and loss expenses is not discounted.

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

       Revenue Recognition

       Revenue for business services is recognized when products are delivered or services are performed. Revenue is recorded net of certain associated costs, such as commissions paid to third party brokers. Bad debt expense for the years ended 1998, 1997 and 1996 was $1,847,000, $2,179,000 and
       $124,000, respectively.

       Earnings per Share

       Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of stock options, warrants and contingent shares.

       Stock Options

       Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Century provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method had been applied.

       New Accounting Standards

       In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP is effective for fiscal 2000 and requires that start-up costs and organizational costs be expensed as incurred and that such costs capitalized previously be expensed as a cumulative effect of change in accounting principle. Century does not believe that SOP 98-5 will have a material impact on its financial position or results of operations when such statement is adopted.

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated and combined balance sheet as either assets or liabilities measured at fair value. Century will adopt SFAS No. 133 effective for the 2000 calendar year end. Century does not expect the adoption of SFAS No. 133 to have a material impact on its financial position or results of operations since it does not engage in hedging activities or hold derivatives.

       Business Risk

       The following is a description of the most significant risks facing property and casualty insurers and how the Company mitigates those risks:

       Inadequate Pricing Risk is the risk that the premium charged for insurance and insurance related products are insufficient to cover the costs associated with the distribution of such products which include: claim and loss costs, loss adjustment expenses, acquisition expenses, and other corporate expenses. Century uses a variety of actuarial and other qualitative methods to set such levels.

       Adverse Loss Development and Incurred But Not Reported (IBNR) Risk is the risk inherent in the handling and settling of claims whose ultimate costs, which include loss costs, loss adjustment expenses, and other related expenses, are unknown at the time the claim is presented. An associated risk relates to claims which have been incurred, but for which the Company has no knowledge. The Company makes judgments as to the ultimate costs of presented claims and makes a provision for their future payment by establishing reserves for existing claims (case reserves) and for IBNR claims, however, there can be no assurance that the amounts reserved will be adequate to ultimately make all required payments.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



       Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will occur and create additional loss costs or expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or new legal theories may create costs for the insurer beyond those recorded in the financial statements. Century is exposed to this risk by the majority of its business in Ohio and California, thus increasing its exposure in these particular regions. This risk is reduced by underwriting and loss adjusting practices that identify and minimize the adverse impact of this risk.

       Credit Risk is the risk that issuers of securities and mortgagors of the mortgages owned by Century will default, or other parties, including reinsurers that owe Century money, will not pay. Century minimizes this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and credit and collection policies, and by providing for any amounts deemed uncollectible.

       Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. Century mitigates this risk by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss. Management believes that Century's positive cash flow from investment income and operations will enable the company to operate without having to recognize significant losses from the sale of investments that have an unrealized holding loss as of December 31, 1998.

       Reclassifications

       Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



2.     ACQUISITIONS

       During fiscal 1998, Century continued its strategic acquisition program, purchasing the businesses of sixty-eight complementary companies. These acquisitions comprised the following: fifty-one accounting, tax, valuation and advisory services businesses, fourteen benefits administration and insurance services businesses, and three performance consulting services businesses.

       Forty-eight of the acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired companies have been included in the accompanying consolidated and combined financial statements since the dates of acquisition. The aggregate purchase price of these acquisitions was approximately $194.0 million, excluding future contingent consideration of up to $22.6 million in cash and/or notes and
       3.4 million shares of restricted common stock (estimated stock value of $33.0 million at acquisition) based on the acquired companies ability to meet or exceed certain performance goals. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the acquired companies based upon their respective fair market values. Goodwill approximated $293.4 million and is being amortized over periods not exceeding 40 years. As a result of the nature of the assets and liabilities of the businesses acquired, there were no material identifiable intangible assets or liabilities.

       The following data summarizes, on an unaudited pro forma basis, the combined results of continuing operations of Century and the businesses acquired for the two years ended December 31,1998. The pro forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies (in thousands):

                                                                                         1998              1997
                                                                                    -------------     ------------
         Net revenues - pro forma                                                   $     475,715     $    351,465
                                                                                    =============     ============
         Net income - pro forma                                                     $      50,912     $     21,623
                                                                                    =============     ============
         Earnings per common share - pro forma
          - basic                                                                   $        0.76     $       0.41
                                                                                    =============     ============
          - diluted                                                                 $        0.63     $       0.33
                                                                                    =============     ============

       Century exchanged 6.5 million shares of its common stock for all of the respective common stock of twenty acquisitions accounted for under the pooling-of-interests method of accounting for business combinations. Accordingly, Century's financial statements have been restated to include the results of the pooled entities for all periods presented.

       Revenues and net income for Century and the pooled entities prior to their respective mergers for the year ended December 31, were as follows:


                                   1998        1997        1996
                                ----------  ----------  ----------
Revenues
    Company                     $  317,307  $  108,230  $   35,769
    Pooled entities                 34,721      62,893      54,451
                                ----------  ----------  ----------
    Combined                    $  352,028  $  171,123  $   90,220
                                ==========  ==========  ==========

Net Income
    Company                     $   35,077  $   11,530  $    4,384
    Pooled entities                  4,360       4,726       2,719
                                ----------  ----------  ----------
    Combined                    $   39,437  $   16,256  $    7,103
                                ==========  ==========  ==========

       There were no significant transactions between Century and the pooled entities prior to the combination. Certain reclassifications were made to the pooled entities financial statements to conform to Century's presentations.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



       Several of the aforementioned pooling-of-interests transactions involved enterprises that previously had not been subjected to income taxes. Accordingly, pro forma adjustments have been presented in the consolidated and combined statements of income.

       Merger transaction costs consist primarily of fees for attorneys, accountants, financial advisors, printing and other related charges. All pooling transaction costs are expensed as incurred.

3.     INVESTMENTS

       The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1998 were as follows (in thousands):

                                                                         Gross            Gross          Estimated
                                                     Amortized         Unrealized      Unrealized          Fair
                                                        Cost              Gains          Losses            Value
                                                    ------------       -----------     -----------      -----------
         U.S. Treasury securities and obligations
         of U.S. government agencies                $      8,040       $       129     $        13      $     8,156
         Corporate securities                              4,044                33               -            4,077
         Mortgage-backed securities                           72                 -               -               72
                                                    ------------       -----------     -----------      -----------

          Totals                                    $     12,156       $       162     $        13      $    12,305
                                                    ============       ===========     ===========      ===========

       The amortized cost and estimated fair value of securities available for sale at December 31, 1998 were as follows (in thousands):

                                                                         Gross           Gross
                                                    Amortized         Unrealized       Unrealized      Estimated
                                                      Cost               Gains           Losses        Fair Value
                                                 ---------------     -------------   -------------   --------------
        Fixed Maturities:
         U.S. Treasury securities
          and obligations of U.S.
          government agencies                    $         1,652     $          39   $           -   $        1,691
         Corporate securities                             15,273                30              64           15,239
         Municipal bonds                                  21,825               193              27           21,991
         Mortgage-backed securities                       18,354                25              36           18,343
         Other asset-backed securities                     7,465                42              91            7,416
                                                 ---------------     -------------   -------------   --------------
                                                          64,569               329             218           64,680
        Equity securities                                  6,165               156             122            6,199
                                                 ---------------     -------------   --------------  --------------
         Totals                                  $        70,734     $         485   $         340   $       70,879
                                                 ===============     =============   =============   ==============

       Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1998, by contractual maturity, were as follows (in thousands):

                                                                     Amortized     Estimated
                                                                        Cost       Fair Value
                                                                    ------------  ------------
          Due in one year or less                                   $      7,510  $      7,550
          Due after one year through five years                            4,498         4,583
          Due after ten years                                                 76           100
                                                                    ------------  ------------
                                                                          12,084        12,233
          Mortgage-backed securities                                          72            72
                                                                    ------------  ------------
                                                                    $     12,156  $     12,305
                                                                    ============  ============

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS




       The amortized cost and estimated fair value of fixed maturities available for sale at December 31, 1998, by contractual maturity, were as follows (in thousands):

                                                              Amortized    Estimated
                                                                Cost       Fair Value
          Due in one year or less                           $      1,104   $     1,106
          Due after one year through five years                    6,295         6,341
          Due after five years through ten years                  24,934        25,022
          Due after ten years                                      6,417         6,452
                                                            ------------   -----------
                                                                  38,750        38,921
          Mortgage-backed securities                              18,354        18,343
          Other asset-backed securities                            7,465         7,416
                                                            ------------   -----------
                                                            $     64,569   $    64,680
                                                            ============   ===========

       The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1997 were as follows (in thousands):

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



                                                                         Gross           Gross
                                                    Amortized         Unrealized       Unrealized       Estimated
                                                       Cost              Gains           Losses         Fair Value
                                                 ---------------     -------------   -------------   --------------
         U.S. Treasury securities
          and obligations of U.S.
          government agencies                    $         6,971     $          47   $          17   $        7,001
         Corporate securities                              6,810                14              34            6,790
         Foreign corporate bonds                             317                16               -              333
         Mortgage-backed securities                          430                 8               -              438
                                                 ---------------     -------------   -------------   --------------

          Totals                                 $        14,528     $          85   $          51   $       14,562
                                                 ===============     =============   =============   ==============

       The amortized cost and estimated fair value of securities available for sale at December 31, 1997 were as follows (in thousands):

                                                                         Gross           Gross
                                                    Amortized         Unrealized       Unrealized        Estimated
                                                      Cost               Gains           Losses          Fair Value
                                                 ---------------     -------------   -------------   --------------
        Fixed Maturities:
         U.S. Treasury securities
          and obligations of U.S.
          government agencies                    $         7,681     $         179   $          17   $        7,843
         Corporate securities                             16,817               226               7           17,036
         Foreign corporate bonds                           1,009                 -              32              977
         Mortgage-backed securities                       13,402               338               5           13,735
         Other-asset backed securities                    11,842               120               8           11,954
                                                 ---------------     -------------   -------------   --------------
                                                          50,751               863              69           51,545
        Equity securities                                  6,392             1,736             150            7,978
                                                 ---------------     -------------   -------------   --------------
         Totals                                  $        57,143     $       2,599   $         219   $       59,523
                                                 ===============     =============   =============   ==============


       Net investment income was comprised of the following for the years ended December 31 (in thousands):

                                                                         1998               1997             1996
                                                                  --------------    --------------    -------------
      Interest                                                    $        5,309    $        4,519    $       3,652
      Dividends                                                              391               341              142
                                                                  --------------    --------------    -------------
      Total investment income                                              5,700             4,860            3,794
      Less: investment expense                                              (319)             (336)            (230)
                                                                  ---------------   --------------    -------------

      Net investment income                                       $        5,381    $        4,524    $       3,564
                                                                  ==============    ==============    =============

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS




Realized gains and losses on investments for the years ended December 31 are as follows (in thousands):

                                                                      1998              1997               1996
                                                                --------------      -------------     -------------
      Realized gains:
        Available for sale:
         Fixed maturities                                       $        1,511      $          26     $         117
         Equity securities                                               1,760              3,066             1,381
        Other                                                                -                  -               125
                                                                --------------      -------------     -------------
         Total realized gains                                            3,271              3,092             1,623
                                                                --------------      -------------     -------------

      Realized losses:
        Available for sale:
         Fixed maturities                                                   97                 10                32
         Equity securities                                                 173                 38                35
        Other                                                                -                  -                27
                                                                --------------      -------------     -------------
         Total realized losses                                             270                 48                94
                                                                --------------      -------------     -------------

        Net realized gains on investments                       $        3,001      $       3,044     $       1,529
                                                                ==============      =============     =============

       The change in net unrealized appreciation of investments is summarized as follows (in thousands):

                                                                       1998              1997              1996
                                                                   -----------       ------------       -----------
        Available for sale:
         Fixed maturities                                          $      (683)      $        444       $      (708)
         Equity securities                                              (1,552)            (3,413)            1,483
                                                                   -----------       ------------       -----------

                                                                   $    (2,235)      $     (2,969)      $       775
                                                                   ===========       ============       ===========

       The components of net unrealized appreciation on securities available for sale at December 31 were as follows (in thousands):

                                                                       1998              1997              1996
                                                                   -----------       ------------       -----------
        Gross unrealized appreciation                              $       145       $      2,380       $     5,349
        Deferred income tax                                                (16)              (618)           (1,518)
                                                                   -----------       ------------       -----------

         Net unrealized appreciation                               $       129       $      1,762       $     3,831
                                                                   ===========       ============       ===========


       As a result of the adoption of SFAS 130 in 1998, reclassification adjustments related to gains on securities available for sale at December 31 were as follows (in thousands):

                                                                       1998              1997              1996
                                                                   -----------       ------------       -----------
        Holding gains (losses) arising during the period                  (766)               (75)             2,304
        Reclassification adjustment for gains realized
         in net income                                                   3,001              3,044            (1,529)
                                                                   -----------       ------------       -----------
           Other comprehensive income (loss)                            (2,235)            (2,969)              775
           Income tax expense (benefit)                                   (602)              (900)              299
                                                                   -----------       ------------       -----------

           Other comprehensive income (loss), net of tax                (1,633)            (2,069)              476
                                                                   ===========       ============       ===========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



       Fixed maturities held to maturity and certificates of deposit with a carrying value of approximately $10,085,000 and $9,869,000 at December 31, 1998 and December 31, 1997, respectively, were on deposit with regulatory authorities as required by law. At December 31, 1998 and 1997, all mortgage loans were secured by properties in the states of California, Michigan and Ohio.

       The following methods and assumptions were used by Century in estimating its fair value disclosures for financial instruments:

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

4.     DEFERRED POLICY ACQUISITION COSTS

       At December 31, changes in deferred policy acquisition costs were as follows (in thousands):

                                                                  1998               1997                1996
                                                              -------------      -------------       -------------
        Balance, beginning of year                            $       4,478      $       4,345       $       3,428
        Policy acquisition costs deferred                            16,200              9,803               8,616
        Amortized to expense during the year                        (14,932)            (9,670)             (7,699)
                                                              -------------      -------------       -------------
        Balance, end of year                                  $       5,746      $       4,478       $       4,345
                                                              =============      =============       =============

5.     REINSURANCE

       In the ordinary course of business, Century assumes and cedes reinsurance with other insurers and reinsurers. These arrangements provide Century with a greater diversification of business and generally limit the maximum net loss potential on large risks. Although the ceding of reinsurance does not discharge an insurer from its primary legal liability to a policyholder, the reinsuring company assumes the related liability. Excess of loss reinsurance contracts in effect through December 31, 1998 generally protect individual property losses over $150,000 and casualty losses over $100,000. Additionally, the contract surety business is generally reinsured on a 75% quota share basis of the first $500,000 in losses. Landfill bonds are reinsured on a variable quota share basis with the maximum retention limited to $500,000. Workers compensation business is 75% ceded on a quota share basis to reinsurers. Century also maintains a statutory workers compensation excess of loss reinsurance contract which provides statutorily prescribed limits in excess of $200,000 for workers compensation business. Catastrophe coverage is also maintained.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



       The impact of reinsurance is as follows (in thousands):

                                                  1998       1997       1996
                                                --------   --------   --------
Premiums written:
  Direct                                        $ 54,458   $ 47,488   $ 42,420
  Assumed                                         28,475     12,263        468
  Ceded                                          (34,836)   (22,263)   (11,739)
                                                --------   --------   --------

       Net                                      $ 48,097   $ 37,488   $ 31,149
                                                ========   ========   ========

Premiums earned:
  Direct                                        $ 53,127   $ 48,085   $ 39,311
  Assumed                                         23,226      7,647        576
  Ceded                                          (31,457)   (18,494)   (12,236)
                                                --------   --------   --------

       Net                                      $ 44,896   $ 37,238   $ 27,651
                                                ========   ========   ========

Losses and loss expense incurred:
  Direct                                        $ 24,066   $ 20,135   $ 18,618
  Assumed                                         18,056      2,820        210
  Ceded                                          (18,408)    (2,273)    (1,204)
                                                --------   --------   --------

       Net                                      $ 23,714   $ 20,682   $ 17,624
                                                ========   ========   ========

       The reinsurance payables were $10,285,000 and $7,828,000 at December 31, 1998 and 1997, respectively.

       Reinsurance recoverables were comprised of the following as of December 31 (in thousands):

                                                     1998     1997     1996
                                                    -------  -------  -------
Recoverables on unpaid losses and loss expenses     $16,438  $ 8,256  $ 8,114
Receivables on ceding commissions and other           5,365    5,851    2,702
Receivables on paid losses and expenses               2,115    1,108      369
                                                    -------  -------  -------

                                                    $23,918  $15,215  $11,185
                                                    =======  =======  =======

       Century evaluates the financial condition of its reinsurers and establishes a valuation allowance as reinsurance receivables are deemed uncollectible. During 1998, the majority of ceded amounts were ceded to General Reinsurance Corporation, Republic Western Insurance Company, John Hancock Mutual Life, Signet Star Reinsurance Company, and SCOR Reinsurance Company. Century monitors concentrations of risks arising from similar geographic regions or activities to minimize its exposure to significant losses from catastrophic events.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



6.     LIABILITY FOR LOSSES AND LOSS EXPENSES PAYABLE

       Activity in the liability for unpaid losses and loss expenses is summarized as follows (in thousands):

                                         1998       1997       1996
                                       --------   --------   --------
Balance at January 1                   $ 50,655   $ 41,099   $ 37,002
 Less:  reinsurance recoverables, net    (8,256)    (8,114)    (8,914)
                                       --------   --------   --------
Net balance at January 1                 42,399     32,985     28,088
                                       --------   --------   --------
Incurred related to:
 Current year                            26,742     21,839     17,216
 Prior years                             (3,028)    (1,157)       408
                                       --------   --------   --------
Total incurred                           23,714     20,682     17,624
                                       --------   --------   --------
Paid related to:
 Current year                             7,918      2,468      3,684
 Prior years                             13,639      8,800      9,043
                                       --------   --------   --------
Total paid                               21,557     11,268     12,727
                                       --------   --------   --------
Net balance at December 31               44,556     42,399     32,985
Plus: reinsurance recoverables, net      16,438      8,256      8,114
                                       --------   --------   --------

Balance at December 31                 $ 60,994   $ 50,655   $ 41,099
                                       ========   ========   ========

       Century had experienced lower than anticipated ultimate losses on prior years due primarily to a lower loss development factor utilized in establishing the liability for losses and loss expenses payable. Century's environmental exposure from continuing operations relates primarily to its coverage of remediation related risks, thus management believes Century's exposure to historic pollution situations is minimal. Century's non-insurance environmental exposure from discontinued operations is discussed in Note 15.

7.     INCOME TAXES

       A summary of income tax expense (benefit) included in the consolidated and combined statements of income is as follows (in thousands):

                                 1998      1997      1996
                               --------   -------   -------
Continuing operations:
  Current:
     Federal                   $ 20,092   $ 8,232   $ 2,495
     State and Local              3,161     1,075       409
                               --------   -------   -------
                                 23,253     9,307     2,904
  Deferred income taxes          (2,019)   (2,764)     (901)
                               --------   -------   -------
  Total continuing operations    21,234     6,543     2,003
Discontinued operations              --      (621)       91
                               --------   -------   -------

                               $ 21,234   $ 5,922   $ 2,094
                               ========   =======   =======

      The provision for income taxes attributable to earnings from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands):

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



                                                       1998        1997       1996
                                                    ----------  ---------- ----------
Tax at statutory rate                               $   21,235  $    8,412 $    3,109
State taxes (net of federal benefit)                     1,855         454        270
Change in valuation allowance                           (1,379)       (908)      (589)
Tax exempt interest and dividends
  received deduction                                      (176)        (78)       (33)
Nondeductible goodwill                                   1,413         383         --
Change in estimated liabilities                             --          --        196
Acquired nontaxable entities                            (1,344)     (1,477)      (955)
Other, net                                                (370)       (243)         5
                                                    ----------  ---------- ----------

Provision for income taxes from continuing
  operations                                        $   21,234  $    6,543 $    2,003
                                                    ==========  ========== ==========

Effective income tax rate                                   35%         27%        22%
                                                    ==========  ========== ==========

Pro forma effective income tax rate on
  pooled entities                                           37%         33%        32%
                                                    ==========  ========== ==========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS




       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are as follows (in thousands):

                                                                       1998              1997
                                                                  --------------    -------------
      Deferred tax assets:
      Loss expenses payable discounting                           $        2,789    $       2,852
      Net operating loss carryforwards                                     2,584            2,696
      Unearned premiums not deductible                                     1,379            1,122
      Deferred compensation                                                3,527              632
      Allowance for doubtful accounts                                      1,311              388
      Other deferred tax assets                                              611               97
                                                                  --------------    -------------
       Total gross deferred tax assets                                    12,201            7,787
       Less: valuation allowance                                            (756)          (2,135)
                                                                  ---------------   -------------
       Net deferred tax assets                                            11,445            5,652
                                                                  --------------    -------------

      Deferred tax liabilities:
      Change in accounting method                                          7,940            3,782
      Unrealized appreciation on investments                                  16              618
      Deferred policy acquisition costs                                    2,011            1,523
      Reinsurance recoverable                                                581              408
      Deferred commission revenues                                           841                -
      Accelerated depreciation and amortization                            1,131                -
      Other deferred tax liabilities                                       1,051              235
                                                                  --------------    -------------
       Total gross deferred tax liabilities                               13,571            6,566
                                                                  --------------    -------------

      Net deferred tax liability, included in income
       taxes in the consolidated and combined
       balance sheets                                             $        2,126    $         914
                                                                  ==============    =============

       Century had net operating loss (NOL) carryforwards of approximately $6,700,000 and $7,500,000 at December 31, 1998 and 1997, respectively, from the separate return years of certain acquired entities. These losses are subject to limitations regarding the offset of Century's future taxable income and will begin to expire in 2007.

       A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Century determines a valuation allowance based on their analysis of amounts available in the statutory carryback period, consideration of future deductible amounts, and assessment of the separate company profitability of certain acquired entities. Century has established valuation allowances for portions of acquired NOL carryforwards. The net change in the valuation allowance for the years ended December 31, 1998 and 1997 was a decrease of $1,379,000 and an increase of $756,000, respectively. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill of acquired entities is $756,000 at December 31, 1998 and 1997.


8.     BANK DEBT, NOTES PAYABLE, AND CAPITALIZED LEASES

       Century maintains lines of credit with several banks. Century's primary line of credit is a $100,000,000 revolving credit facility with several financial institutions, with Bank of America as Agent, and expiring August 8, 2000. At December 31, 1998, approximately $44,000,000 was outstanding under such credit facility. Century's lines of credit are subject to normal banking terms and conditions.

       Bank debt, notes payable, and capitalized leases, consists of the following (in thousands):

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS





                                                                                              December 31
                                                                                    --------------------------------
                                                                                         1998               1997
                                                                                    -------------     --------------
Bank debt:
        Revolving credit facilities, effective rates of 6.25% to 8.5%               $      44,000     $        8,401
                                                                                    =============     ==============

Notes payable and Capitalized leases:
        Promissory notes payable to former owners of acquired
         businesses, various rates, due 1999 to 2006                                $      24,793     $        8,523
        Other notes payable, various rates, due 1999 to 2005                                5,327              7,082
        Capitalized leases, various rates, payable in installments through 2002               436                131
        Other                                                                                   -                390
                                                                                    -------------     --------------
                                                                                    $      30,556     $       16,126
                                                                                    =============     ==============

       At December 31, 1998 aggregate maturities of bank debt, notes payable, and capitalized leases, were as follows (in thousands):

      YEARS ENDING DECEMBER 31,
                1999                                    $     27,765
                2000                                           1,042
                2001                                             919
                2002                                             227
                2003                                          44,195
                Thereafter                                       408
                                                        ------------
                                                        $     74,556
                                                        ============

       Management believes that the carrying amounts of bank debt, notes payable, and capitalized leases recorded at December 31, 1998 approximate fair values.

9.     COMMITMENTS AND CONTINGENCIES

       Operating Leases

       Century leases certain of its premises and equipment under various operating lease agreements. At December 31, 1998, future minimum rental commitments becoming payable under all operating leases from continuing operations are as follows (in thousands):

       YEARS ENDING
       DECEMBER 31,
       ------------
               1999............................     $      18,644
               2000............................            15,704
               2001............................            13,172
               2002............................             9,817
               2003............................             6,877
               Thereafter......................            17,832
                                                    -------------
                                                    $      82,046
                                                    =============

       Total rental expense incurred under operating leases was approximately $14,360,000, $5,994,000 and $2,864,000 in 1998, 1997 and 1996,
       respectively.

       Other

       In the ordinary course of business, Century is a defendant in various lawsuits. In the opinion of management, the effects, if any, of such lawsuits are not expected to be material to Century's results of operations or financial position.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS




10.    EMPLOYEE BENEFITS

       Century has various profit sharing plans covering substantially all of its employees. Participating employees may elect to contribute, on a tax deferred basis, a portion of their compensation, in accordance with
       Section 401(k) of the Internal Revenue Code. Employer contributions made to these plans for 1998, 1997 and 1996, amounted to approximately $2,318,000, $1,289,000, and $820,000, respectively. In addition,
       Century has an employee stock ownership plan (ESOP) through one of its acquired subsidiaries and unallocated shares of the ESOP are shown as a reduction to shareholders' equity.

11.    STATUTORY SURPLUS AND DIVIDEND RESTRICTION

       Ohio law limits the payment of dividends by an insurance company to its parent. The maximum dividend that may be paid without prior approval of the Director of Insurance is limited to the greater of the statutory net income of the preceding calendar year or 10% of total statutory surplus as of the prior December 31.

       The consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). Century's insurance subsidiaries file annual financial statements with the Ohio Department of Insurance and are prepared on the basis of accounting practices prescribed by such regulatory authorities, which differ from GAAP. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not prescribed. All material transactions recorded by Century's insurance subsidiaries are in accordance with prescribed practices.

       In December 1993, the NAIC adopted the property and casualty Risk-Based Capital (RBC) formula. This model act requires every property and casualty insurer to calculate its total adjusted capital and RBC requirement, and provides for an insurance commissioner to intervene if the insurer experiences financial difficulty. The model act became law in Ohio in March 1996, states where certain subsidiaries of Century are domiciled. The RBC formula includes components for asset risk, liability risk, interest rate exposure and other factors. Century's insurance subsidiaries exceeded all required RBC levels as of December 31, 1998 and 1997.

       The CSC Group's statutory net income for the years ended December 31, 1998, 1997 and 1996 was approximately $4,889,000, $6,803,000, and
       $2,607,000, respectively. The statutory capital and surplus as of December 31, 1998 and 1997 was approximately $32,553,000 and $31,461,000, respectively.

12.    COMMON STOCK

       Century's authorized common stock consists of 250,000,000 shares of common stock, par value $0.01 per share. The holders of Century's common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There are no cumulative voting rights with respect to the election of directors. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock will be able to elect the directors of Century then standing for election as terms expire. Holders of Common Stock have no preemptive rights and are entitled to such dividends as may be declared by the Board of Directors of Century out of funds legally available therefor. The Common Stock is not entitled to any sinking fund, redemption or conversion provisions. On liquidation, dissolution or winding up of Century, the holders of Common Stock are entitled to share ratably in the net assets of Century remaining after the payment of any and all creditors. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and nonassessable. The transfer agent and registrar for the Common Stock is Star Bank, N.A.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



       During 1997 and 1998, Century completed registration filings relating to its common stock. The shares were registered under the Securities Act on behalf of selling shareholders in order to permit the public or private sale or distribution of the shares. Accordingly, Century does not receive any proceeds from the sale of these shares. In total, 44,172,519 shares of common stock were registered, of which 19,160,599 were issuable upon exercise of outstanding warrants. In addition to these filings, Century also completed two shelf registration filings in December 1997. Century has registered 7,729,468 shares of common stock issuable in connection with acquisitions under the Securities Act and $125 million in debt, common stock, or warrants. To date, Century has issued 3,791,973 of common stock and expects to issued $25 million of common stock and warrants, leaving 3,937,495 and $100 million available for future use.

       In February and May 1998, Century completed a private placement in which it sold an aggregate of 3,800,000 newly issued shares of common stock to qualified investors at an aggregate purchase price of $13.25 per share and realized approximately $47.7 million in proceeds, net of expenses.

       In April 1997, Century completed a private placement in which it sold an aggregate of 616,611 units to qualified investors at an aggregate purchase price of $9.00 per Unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.00 per share, exercisable for a three year period from the date of issuance. Century realized net proceeds of approximately $5.3 million.

       In December 1996, Century completed a private placement in which it offered 3,251,888 units to qualified investors at an aggregate purchase price of $9.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.00 per share, exercisable for a three year period from the date of issuance. Century realized net proceeds of $27.7 million.

       In October 1996, Century issued 4,000,000 shares of its common stock and warrants to purchase an additional 12,000,000 shares of common stock at exercise prices ranging from $2.625 to $3.875 per share, expiring in two to four years, for an aggregate purchase price of $10.5 million. Century also granted warrants in connection with certain acquisitions made during 1997. Portions of these warrants are restricted from being transferred in accordance with various lock-up agreements between the former shareholders of the acquired entities and Century. The last restriction on transferring these locked-up warrants expires in April 2000.

       In connection with the RESI Transaction, RESI agreed to issue to holders of unexpired warrants of its former parent, additional RESI warrants to acquire shares of RESI's common stock equal to one fifth of the number of shares available. At the distribution date, RESI adjusted the per share exercise price of the RESI warrants to reflect the effect of the distribution on the market prices of RESI and its former parent's common stock. These warrants are designated as stapled warrants and expire at various dates through December 2000. The holders of these warrants are able to exercise under the original terms of the warrants and will receive Century common stock.

       At December 31, 1998, there were outstanding unexercised warrants to acquire 13,476,969 shares of Century's common stock at prices ranging from $1.075 to $13.06, of which 1,071,134 warrants are restricted from transfer in accordance with various lock-up agreements discussed above. At December 31, 1997 there were outstanding unexercised warrants to acquire 22,379,387 shares of Century's common stock at prices ranging from $1.075 to $13.06, of which 1,806,334 warrants were subject to various lock-up agreements.

       Under the 1997 Agents Stock Option Plan, a maximum of 1,200,000 options may be awarded. The purpose of the 1997 plan is to provide performance-based compensation to certain insurance agencies and individual agents who write quality surety business for Century's insurance subsidiaries. The options vest only to the extent the agents satisfy minimum premium commitments and certain loss ratio performance criteria. The options terminate in June 2002, or earlier under certain conditions, including termination of the agency agreement.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


       Under the 1996 Employee Stock Option Plans, a maximum of 4,000,000 options may be awarded. The options awarded are subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. The options are awarded at a price not less than fair market value at the time of the award and expire six years from the date of grant. Further, under the 1996 plan shareholders granted 250,000 options to non-employee directors. These options became exercisable immediately upon being granted with a five year expiration term from the date of grant.

       Prior to the RESI Transaction, certain options were granted to employees, directors and affiliates of RESI's former parent company. When RESI was spun-off in April 1995 (the "Distribution Date"), optionees received options to acquire RESI Common Stock at the ratio of one RESI option for each five options under the former parent's 1990 and 1991 Stock Option plans. The outstanding options at the Distribution Date and the RESI options granted with respect thereto are stapled and are only exercisable if exercised together. As a result of the sale of RESI in July 1997, options under these plans became fully vested. These options, which expire in July 1998, remain vested as long as the optionee is employed by the former parent, RESI or their affiliates. The option price is based on the fair market value of the common shares on the date of grant.

       Information relating to the stock option plans is summarized below:

                                                                      1998         1997         1996
                                                                   ----------   ----------   ----------
       Outstanding at beginning of year                             2,060,540      317,072      190,200
       Granted (a)                                                  1,624,995    1,870,500      230,000
       Exercised (b)                                                  (60,820)     (53,032)    (101,960)
       Expired or canceled                                            (44,200)     (74,000)      (1,168)
                                                                   ----------   ----------   ----------
       Outstanding at end of year (c)                               3,580,515    2,060,540      317,072
                                                                   ----------   ----------   ----------
       Exercisable at end of year (d)                                 469,880      567,640       22,320
                                                                   ==========   ==========   ==========

       Available for future grant at the end of year                1,840,325      342,500      273,000
                                                                   ==========   ==========   ==========


       (a) Options were granted at average costs of $16.44, $11.69 and $2.31 in 1998, 1997 and 1996, respectively.

       (b) Options were exercised at prices ranging from $1.08 to $11.00 and averaging $6.64 in 1998, prices ranging from $1.08 to $2.31 and averaging $1.68 in 1997, and prices ranging from $1.08 to $3.60 and averaging $3.43 in 1996.

       (c) Prices for options outstanding at December 31, 1998 ranged from $1.08 to $17.75 and averaged $13.72 with expiration dates ranging from June 2000 to October 2004. Prices for options outstanding at December 31, 1997 ranged from $1.08 to $12.50 and averaged $10.49 with expiration dates ranging from July 1998 to October 2003. Prices for options outstanding at December 31, 1996 ranged from $1.08 to $4.10 and averaged $2.11 with expiration dates ranging from May 1996 to May 2004.

       (d) Options exercisable at December 31, 1998 and 1997 averaged $9.25 and $7.11, respectively.

       Had the cost of stock option plans been determined based on the provisions of SFAS No. 123, Century's net income and earnings per share pro forma amounts would be as follows (in thousands):

                                                            As Reported                        Pro Forma
                                                       Basic            Diluted          Basic           Diluted
                                                   -------------     -------------   -------------     -----------
         1998
         ----
         Net income                                $      39,437     $      39,437   $      38,354     $    38,354
                                                   =============     =============   =============     ===========
         Net income per common share               $        0.65     $        0.53   $        0.63     $      0.52
                                                   =============     =============   =============     ===========

         1997
         ----
         Net income                                $      16,256     $      16,256   $      15,924     $    15,924
                                                   =============     =============   =============     ===========
         Net income per common share               $        0.38     $        0.30   $        0.37     $      0.29
                                                   =============     =============   =============     ===========

         1996
         ----
         Net income                                $       7,103     $       7,103   $       7,077     $     7,077
                                                   =============     =============   =============     ===========
         Net income per common share               $        0.30     $        0.24   $        0.30     $      0.24
                                                   =============     =============   =============     ===========

       The above results may not be representative of the effects on net income for future years.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



       Century applied the Black-Scholes option-pricing model to determine the fair value of each option granted in 1998, 1997 and 1996. Below is a summary of the assumptions used in the calculation:

                                                             1998              1997             1996
                                                          ----------        ---------        ----------
         Risk-free interest rate                             6.07%             6.01%            6.03%
         Dividend yield                                        --                --               --
         Expected volatility                                35.00%            35.00%           35.00%
         Expected option life (in years)                     3.75              3.75             3.75

       The stock options issued to key employees in 1998 were assumed to vest at a rate of 100%.

13.    EARNINGS PER SHARE

       For the years presented, Century presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                       1998        1997        1996
                                                    ----------  ----------  ----------
Numerator
     Net Income                                     $   39,437  $   16,256  $    7,103
Denominator:
     Basic
       Weighted average common shares                   61,129      42,776      23,699
     Diluted
       Warrants                                         12,506      11,721       6,001
       Options                                             458         243         168
       Contingent shares                                   240          --          --
                                                    ----------  ----------  ----------
       Total                                            74,333      54,740      29,868
                                                    ==========  ==========  ==========

Basic EPS                                           $     0.65  $     0.38  $     0.30
                                                    ==========  ==========  ==========
Diluted EPS                                         $     0.53  $     0.30  $     0.24
                                                    ==========  ==========  ==========
Pro forma income data:
     Pro forma net income                           $   38,541  $   16,014  $    6,186
                                                    ==========  ==========  ==========
     Basic EPS                                      $     0.63  $     0.37  $     0.26
                                                    ==========  ==========  ==========
     Diluted EPS                                    $     0.52  $     0.29  $     0.21
                                                    ==========  ==========  ==========

       Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years 1998, 1997 and 1996 were determined on the assumption that the options, warrants and contingent shares (when applicable) were exercised at the beginning of the period, or at time of issuance, if later.

       As a result of the adoption of SFAS No. 128 in 1997, Century's reported earnings per share for 1996 were restated. The effect of this accounting change on previously reported earnings per share (EPS) was as follows:

                                                                       1996
                                                                 -------------
           Per share amount
           Primary EPS as reported                               $        0.26
           Effect of SFAS No. 128                                         0.04
                                                                 -------------
              Basic EPS as restated                              $        0.30
                                                                 =============

           Fully diluted EPS as reported                         $        0.20
              Effect of SFAS No. 128                                      0.04
                                                                 -------------
           Diluted EPS as restated                               $        0.24
                                                                 =============

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



14.    SUPPLEMENTAL CASH FLOW DISCLOSURES

       During 1998, Century provided aggregate consideration of $18 million in the form of notes payable in early 1999 in lieu of cash in conjunction with two purchase acquisitions. In addition, Century received a $3 million note receivable in connection with the sale of M&N Risk Management and M&N Enterprise, Inc.

       Century recorded the acquisition of RESI as a non-cash transaction consisting of a $4,000,000 promissory note and recapitalization of shareholders' equity of $16,244,000. Additionally, during 1996, Century acquired, in exchange for 792,500 shares of its common stock, and other consideration, 100% of SMR and ECI, which were also recorded as non-cash transactions.

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

       CASH PAID DURING THE YEAR FOR:

                                     1998           1997           1996
                                  ----------    ----------      ----------
            INTEREST              $    1,972    $      692      $      388
                                  ==========    ==========      ==========

            INCOME TAXES          $   17,238    $    5,896      $    1,749
                                  ==========    ==========      ==========


15.    DIVESTITURES

       In February 1997, Century signed a letter of intent to sell Century's Environmental Services business. In July 1997, Century sold the majority of its environmental services business, and in September 1997, sold its remaining environmental operations. Taken together, these transactions for cash and notes approximated a net loss of $572,000. Century's contingent liability is limited to $1.5 million in connection with such divestitures. Management does not believe Century will experience a loss in connection with such contingencies.

       In December 1997, Century sold Environmental and Commercial Insurance Agency, Inc. and Environmental and Commercial Insurance Agency of LA, Inc. for cash consideration resulting in a gain of approximately $171,000. As part of the transaction, a strategic alliance between Century and the purchaser was established whereby Century will continue to have access to environmental resources for the benefit of its insurance customers after the sale.

       In December 1998, Century sold M&N Risk Management, Inc. and M&N Enterprises, Inc. for cash and notes, resulting in a gain of approximately $1.5 million which is included in "Other expenses, net" in the accompanying consolidated and combined statements of income.

16.    SUBSEQUENT EVENTS

       From January 1, 1999 to March 4,1999, Century completed the acquisition of five accounting, tax, valuation, and advisory service businesses. The aggregate purchase price of these acquisitions was approximately $9.0 million, excluding future contingent consideration of up to $1.3 million in cash and 148,549 shares of restricted common stock (estimated stock value of $1.2 million at acquisition) based on the acquired companies ability to meet certain performance goals. All of these transactions will be accounted for under the purchase method of accounting.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



17.   QUARTERLY FINANCIAL DATA (UNAUDITED)

       Quarterly financial data are summarized as follows (amounts in thousands, except per share amounts):

        1998                                     March 31,       June 30,      September 30,   December 31,
        ----                                  --------------  --------------  --------------  --------------
Revenues                                      $       78,681  $       81,234  $       85,344  $      106,769
                                              ==============  ==============  ==============  ==============

Net income                                    $        9,225  $        9,106  $        9,532  $       11,574
                                              ==============  ==============  ==============  ==============

Earnings per common share:
  Basic                                       $         0.18            0.16            0.15            0.17
                                              ==============  ==============  ==============  ==============
  Diluted                                     $         0.14            0.13            0.13            0.15
                                              ==============  ==============  ==============  ==============

Pro forma earnings per common share:
  Basic                                       $         0.17            0.16            0.15            0.17
                                              ==============  ==============  ==============  ==============
  Diluted                                     $         0.13            0.12            0.12            0.15
                                              ==============  ==============  ==============  ==============
Weighted average common shares                        51,364          56,449          62,218          68,501
                                              ==============  ==============  ==============  ==============
Weighted average common shares
  and diluted potential common shares:                65,712          72,126          75,787          77,851
                                              ==============  ==============  ==============  ==============

        1997                                     March 31,       June 30,      September 30,   December 31,
        ----                                  --------------  --------------  --------------  --------------
  Revenues                                    $       33,153  $       37,931  $       41,832  $       58,207
                                              ==============  ==============  ==============  ==============

  Income from continuing operations            $       4,475  $        4,439  $        4,425  $        4,152
  Income (loss) from discontinued operations            (534)           (179)             50            (572)
                                              --------------  --------------  --------------  --------------

  Net income                                  $        3,941  $        4,260  $        4,475  $        3,580
                                              ==============  ==============  ==============  ==============

  Earnings per common share:
   Basic -
    Continuing Operations                     $         0.11  $         0.11  $         0.10  $         0.09
    Discontinued operations                            (0.01)          (0.01)             --           (0.01)
                                              --------------  --------------  --------------  --------------
    Net Income                                $         0.10            0.10            0.10            0.08
                                              ==============  ==============  ==============  ==============
  Earnings per common share:
    Diluted -
      Continuing operations                   $         0.08  $         0.08  $         0.08  $         0.07
      Discontinued operations                          (0.01)             --              --           (0.01)
                                              --------------  --------------  --------------  --------------
      Net income                              $         0.07  $         0.08  $         0.08  $         0.06
                                              ==============  ==============  ==============  ==============

Pro forma earnings per common share:
  Basic                                       $         0.10            0.09            0.09            0.09
                                              ==============  ==============  ==============  ==============
  Diluted                                     $         0.07            0.07            0.07            0.07
                                              ==============  ==============  ==============  ==============

Weighted average common shares                        40,343          41,653          43,764          45,129
                                              ==============  ==============  ==============  ==============
Weighted average common shares
  and diluted potential common shares:                53,895          52,878          54,828          56,330
                                              ==============  ==============  ==============  ==============

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS




18.    SEGMENT DISCLOSURES

       Century adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," on January 1, 1998, which establishes standards for reporting selected information about operating segments, products and services, geographic areas and major customers.

       Century's business units have been aggregated into two reportable segments: specialty insurance and business services. The business units have been aggregated based on the following factors: the products and services are similar, the services are provided to the same customers, and the long term financial performance of these units is affected by similar economic conditions, in addition to considering the regulatory environment of the specialty insurance segment.

       The insurance segment provides specialty insurance, bonding services and workers' compensation coverage primarily to small to medium companies through Century's insurance subsidiaries. The insurance segment provides three primary categories of services: commercial liability lines consisting of 40 different programs, surety bonds consisting of two major programs, and workers' compensation coverage which generally provides employers with an integrated system of actuarial analysis and underwriting capabilities with claims administration.

       The business services segment offers integrated services in the following areas: accounting, tax, valuation and advisory services; benefits administration and insurance services, human resources and payroll services, and performance consulting services. These services are provided primarily to individuals and small to medium sized companies in a variety of different industries including, but not limited to, manufacturing, construction, healthcare, and automotive industries.

       Century operates solely in the United States and there is no one customer that represents a significant portion of sales.

       Segment information for the December 31, 1998, 1997, and 1996 was as follows:

                                                                               1998
                                                 --------------------------------------------------------------------
                                                       Business                       Corporate
                                                        Services        Insurance      and other         Total
                                                 ---------------     -------------   ------------    ----------------
      Revenues                                   $       297,520     $      54,508   $          --   $        352,028
      Intercompany revenue                                16,892                --         (16,892)                --
      Pre-tax income                                      59,682            10,155          (9,166)            60,671
      Depreciation and amortization                        9,528            15,353             626             25,507
      Total assets                                       187,604           152,013         309,060            648,677

                                                                                 1997
                                                 --------------------------------------------------------------------
                                                       Business                       Corporate
                                                        Services        Insurance      and other         Total
                                                 ---------------     -------------   ------------    ----------------
      Revenues                                   $       126,304     $      44,819   $           0   $        171,123
      Pre-tax income                                      15,778            12,094          (3,838)            24,034
      Depreciation and amortization                        3,133             9,713             225             13,071
      Total assets                                       171,910           124,070          20,637            316,617


                                                                                 1996
                                                 --------------------------------------------------------------------
                                                       Business                       Corporate
                                                        Services        Insurance      and other         Total
                                                 ---------------     -------------   ------------    ----------------
      Revenues                                   $        56,057     $      34,163   $          --   $         90,220
      Pre-tax income                                       5,221             5,865          (1,942)             9,144
      Depreciation and amortization                          990             7,699              38              8,727
      Total assets                                        28,719           107,685          58,339            194,743

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                         CENTURY BUSINESS SERVICES, INC.
                 SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1998
                                 (In thousands)

                        COLUMN A                                       COLUMN B    COLUMN C       COLUMN D
                        --------                                       --------    --------       --------

                                                                                               AMOUNT AT WHICH
                                                                                                   SHOWN
                                                                                                   IN THE
                    TYPE OF INVESTMENT                                  COST         VALUE      BALANCE SHEET
                    ------------------                               ----------    ----------   -------------
Fixed maturities - held in maturity:
Bonds:
    U.S. Treasury securities and obligations of U.S. ............
    government agencies .........................................         8,040         8,156         8,040
    Corporate securities ........................................         4,044         4,077         4,044

    Mortgage-backed securities ..................................            72            72            72
Fixed maturities - available for sale:
Bonds:
    U.S. Treasury securities and obligations of U.S. ............
    government agencies .........................................         1,652         1,691         1,691
    Corporate securities ........................................        15,273        15,239        15,239
    Municipal bonds .............................................        21,825        21,991        21,991
    Mortgage-backed securities ..................................        18,354        18,343        18,343
    Other-asset backed securities ...............................         7,465         7,416         7,416
                                                                     ----------    ----------    ----------

         Total fixed maturities .................................        76,725        76,985        76,836
                                                                     ----------    ----------    ----------
Equity securities:
Common Stock:
    Industrial, miscellaneous and all other .....................           634           677           677
Nonredeemable preferred stocks ..................................         5,531         5,522         5,522
                                                                     ----------    ----------    ----------
         Total equity securities ................................         6,165         6,199         6,199
                                                                     ----------    ----------    ----------
Mortgage loans ..................................................           740           740           740
Short-term investments ..........................................         3,470         3,470         3,470
                                                                     ----------    ----------    ----------
         Total investments ......................................        87,100        87,394        87,245
                                                                     ==========    ==========    ==========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                         CENTURY BUSINESS SERVICES, INC.
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

            COLUMN A                  COLUMN B        COLUMN C         COLUMN D         COLUMN E         COLUMN F
            --------                  --------        --------         --------         --------         --------


                                                    FUTURE POLICY
                                      DEFERRED        BENEFITS,                       OTHER POLICY
                                       POLICY       LOSSES CLAIM                       CLAIMS AND
                                    ACQUISITION      AND LOSSES        UNEARNED         BENEFITS
             SEGMENT                    COST           EXPENSE         PREMIUMS         PAYABLES      PREMIUM REVENUE
             -------                -----------     ------------       --------       ------------    ---------------
Year Ended:
    December 31, 1998........           5,746           60,994           29,236              N/A           44,896
    December 31, 1997........           4,478           50,655           22,656              N/A           37,238
    December 31, 1996........           4,345           41,099           18,637              N/A           27,651


                                      COLUMN G        COLUMN H         COLUMN I         COLUMN J         COLUMN K
                                      --------        --------         --------         --------         --------

                                                                     AMORTIZATION
                                                                      OF DEFERRED
                                        NET                             POLICY            OTHER           DIRECT
                                     INVESTMENT      LOSSES AND       ACQUISITION       OPERATING        PREMIUMS
                                       INCOME       LOSS EXPENSE         COSTS          EXPENSES          WRITTEN
                                     ----------     ------------     ------------       ---------        --------
Year Ended:
    December 31, 1998........          5,381           23,714           14,932            7,289           54,458
    December 31, 1997.........         4,524           20,682            9,670            2,677           47,488
    December 31, 1996.........         3,564           17,624            7,699            2,951           42,420

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                         CENTURY BUSINESS SERVICES, INC.
                            SCHEDULE IV-REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                    COLUMN A                        COLUMN B       COLUMN C      COLUMN D       COLUMN E      COLUMN F
                    --------                        --------       --------      --------       --------      --------

                                                                                                             PERCENTAGE
                                                                   CEDED TO     ASSUMED FROM                  OF AMOUNT
                                                                    OTHER          OTHER                       ASSUMED
                                                  GROSS AMOUNT    COMPANIES      COMPANIES     NET AMOUNT      TO NET
                                                  ------------    ---------     ------------   ----------   ------------
Years Ended December 31, 1998
Property - Casualty Earned Premiums.........        $ 53,127      $ 31,457       $ 23,226      $ 44,896         51.73%
Years Ended December 31, 1997
Property - Casualty Earned Premiums.........          48,085        18,494          7,647        37,238         20,54%
Years Ended December 31, 1996
Property - Casualty Earned Premiums.........          39,311        12,236            576        27,651          2.08%