Form 10-Q
period 1999-03-31
CENTURY BUSINESS SERVICES INC
filed 1999-05-14
CIK 944148

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------


                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                              -------------------------------------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     Not Applicable      to
                               ------------------------   ---------------------

Commission file number              0-25890
                      ---------------------------------------------------------

                         CENTURY BUSINESS SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                   22-2769024
---------------------------------------------        --------------------------
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
           or Organization)                            Identification No.)

6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio      44131
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

(Registrant's Telephone Number, Including Area Code)        216-447-9000
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

                                            Yes  X     No
                                               -----     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Outstanding at
         Class of Common Stock                   April 30, 1999
         ---------------------                   --------------
         Par value $.01 per share                  76,885,898
                                                   ----------

Exhibit Index is on page 14 of this report.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION:                                                                  Page

                  Item 1.    Financial Statements

                             Condensed Consolidated Balance Sheets -
                             March 31, 1999 and December 31, 1998                                            3

                             Condensed Consolidated Statements of Income -
                             Three Months Ended March 31, 1999 and 1998                                      4

                             Condensed Consolidated Statements of Cash Flows -
                             Three Months Ended March 31, 1999 and 1998                                      5

                             Notes to the Condensed Consolidated Financial Statements                      6-8

                  Item 2.    Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                                    9-11

                  Item 3.    Quantitative and Qualitative Information about Market Risk                     12



PART II.          OTHER INFORMATION :

                  Item 2.    Changes in Securities                                                          12

                  Item 6.    Exhibits and Reports on Form 8-K                                               12

                  Signature                                                                                 13

                  Exhibit Index                                                                             14

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.     FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                          MARCH 31,        DECEMBER 31,
                                                             1999              1998
                                                          ---------        ------------
                            ASSETS
Cash and cash equivalents                                 $  73,710         $  42,883
Accounts receivable, less allowance for doubtful
   accounts of $8,397 and $5,258                            139,671           102,681
Investments available for sale, at fair value                   324               328
Notes receivable - current                                   14,527            14,930
Other current assets                                          7,133             7,202
Net assets of discontinued operations                        45,926            45,883
                                                          ---------         ---------
     Total current assets                                   281,291           213,907

Goodwill, net of amortization of $7,757 and $5,838          310,474           293,374
Fixed assets, net of accumulated depreciation of
   $13,436 and $11,282                                       34,264            27,249
Notes receivable - non-current                                3,124             3,116
Other assets                                                  6,798             5,534
                                                          ---------         ---------
     Total non-current assets                               354,660           329,273
                                                          ---------         ---------

TOTAL CURRENT AND NON-CURRENT ASSETS                      $ 635,951         $ 543,180
                                                          =========         =========
                          LIABILITIES
Accounts payable                                          $  35,414         $  32,423
Income taxes - current                                        6,872             3,345
Notes payable and capitalized leases - current                5,787            27,765
Accrued expenses and other liabilities                       33,411            32,406
                                                          ---------         ---------
     Total current liabilities                               81,484            95,939

Bank debt                                                    69,000            44,000
Notes payable and capitalized leases-long term                2,566             3,246
Income taxes - deferred                                       6,763             3,593
Accrued expenses and other liabilities                       30,073               239
                                                          ---------         ---------
     Total non-current liabilities                          108,402            51,078
                                                          ---------         ---------
TOTAL CURRENT AND NON-CURRENT LIABILITIES                   189,886           147,017
                                                          ---------         ---------
                     SHAREHOLDERS' EQUITY
Common stock                                                    765               734
Additional paid-in capital                                  365,454           330,363
Retained earnings                                            80,886            65,692
Unearned ESOP                                                  --                (755)
Treasury stock                                                 (755)             --
Accumulated other comprehensive income                         (285)              129
                                                          ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                                  446,065           396,163
                                                          ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 635,951         $ 543,180
                                                          =========         =========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               ----------------------------
                                                                 1999              1998
                                                                ---------         ---------
Business service fee and commission revenues                    $ 124,978         $  66,640

Expenses:
   Operating expenses                                              92,325            51,862
   Corporate general and administrative expenses                    3,442             1,536
   Merger and acquisition costs                                     1,176                 3
   Depreciation and amortization expenses                           4,187             2,132
   Interest income, net                                              (209)             (228)
                                                                ---------         ---------
         Total expenses                                           100,921            55,305

Income from continuing operations before
   income tax expense                                              24,057            11,335

Income tax expense                                                  9,490             3,853
                                                                ---------         ---------
Income from continuing operations                                  14,567             7,482

Income from discontinued operations, net of income taxes              706             1,594
                                                                ---------         ---------
Net income                                                      $  15,273         $   9,076
                                                                =========         =========
Basic earnings per share:
     Continuing operations                                      $    0.20         $    0.14
     Discontinued operations                                         0.01              0.03
                                                                ---------         ---------
     Net income                                                 $    0.21         $    0.17
                                                                =========         =========
Diluted earnings per share:
     Continuing operations                                      $    0.18         $    0.12
     Discontinued operations                                         0.01              0.02
                                                                ---------         ---------
     Net income                                                 $    0.19         $    0.14
                                                                =========         =========
Pro forma income data from continuing operations :
   Net income as reported                                       $  14,567         $   7,482
   Pro forma adjustment to provision for income taxes                 133               336
                                                                ---------         ---------
   Pro forma net income                                         $  14,434         $   7,146
                                                                =========         =========
   Pro forma earnings per share:
     Basic                                                      $    0.19         $    0.14
                                                                =========         =========
     Diluted                                                    $    0.18         $    0.11
                                                                =========         =========
Weighted average common shares                                     74,625            52,009
                                                                =========         =========
Weighted average common shares and dilutive
   potential common shares                                         82,092            66,357
                                                                =========         =========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      -------------------------
                                                                        1999             1998
                                                                      --------         --------
NET CASH PROVIDED BY (USED IN) CONTINUING
OPERATING ACTIVITIES                                                  $ 21,837         $ (5,078)

NET CASH USED IN DISCONTINUED OPERATIONS                                (1,864)          (1,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equity securities                                         --               (262)
   Proceeds from (additions to) notes receivable                          (283)             193
   Business acquisitions, net of cash acquired                          (8,055)          (8,113)
   Purchases of property and equipment                                  (8,181)          (3,154)
   Proceeds from dispositions of property and equipment                     32              109
                                                                      --------         --------
     Net cash used in investing activities                             (16,487)         (11,227)
                                                                      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank debt                                              42,000           41,600
   Proceeds from notes payable and capitalized leases                    1,503              438
   Payment of bank debt                                                (17,000)         (34,402)
   Payment of notes payable and capitalized leases                     (25,656)          (8,650)
   Proceeds from stock issuances, net                                   24,860           41,506
   Proceeds from exercise of stock options and warrants, net               302            5,040
   Other, net                                                              (79)            (455)
                                                                      --------         --------
     Net cash provided by financing activities                          25,930           45,077
                                                                      --------         --------
Net increase in cash and cash equivalents                               29,416           26,879
Cash and cash equivalents at beginning of period                        50,885           29,236
Cash and cash equivalents at end of period:
     Continuing operations                                              73,710           51,173
     Discontinued operations                                             6,591            4,942
                                                                      --------         --------
Cash and cash equivalents at end of period                             $80,301          $56,115
                                                                      ========         ========




See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries ("Century") as of March 31, 1999 and December 31, 1998, and the results of their operations and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q and accordingly do not include all disclosures required by generally accepted accounting principles. The 1998 condensed consolidated balance sheet was derived from Century's audited consolidated balance sheet which has been restated to include the results of acquisitions accounted for under the pooling-of-interests method of accounting and gives effect to the planned divestiture of its specialty insurance segment, which is being accounted for as a discontinued operation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2.       ACQUISITIONS

         During the first quarter 1999, the Company continued its strategic acquisition program, acquiring the businesses of nine complementary companies. These acquisitions comprised of the following: seven accounting, tax, valuation and advisory firms and two benefits administration and insurance firms.

         Eight of the acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired companies have been included in the accompanying condensed consolidated financial statements since the dates of acquisition. The aggregate purchase price of these acquisitions was approximately $13.3 million, excluding future contingent consideration consisting of restricted common stock and cash of approximately $6.8 million, which is based on the acquired companies' ability to meet or exceed certain performance goals. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the companies acquired based upon their respective fair market values. Goodwill is being amortized over periods not exceeding forty years. As a result of the nature of the assets and liabilities of the businesses acquired, there were no material identifiable intangible assets.

         The unaudited pro forma information for the periods set forth below give effect to the 1999 acquisitions accounted for under the purchase method of accounting as if they had occurred on January 1, 1999 and January 1, 1998. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the periods presented (in thousands, except per share data):

                                                                                           THREE MONTHS ENDED
                                                                                 ---------------------------------------------
                                                                                        MARCH 31,                  MARCH 31,
                                                                                          1999                       1998
                                                                                 ---------------------------------------------
           Pro forma from continuing operations:
              Total revenues                                                            $127,544                    $71,356
              Net income                                                                 $14,553                     $8,033
              Earnings per share
                 Basic                                                                     $0.19                      $0.15
                 Diluted                                                                   $0.18                      $0.12

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 - (continued)

2.       ACQUISITIONS (CONTINUED)

         Century exchanged approximately 645,000 shares of its common stock for all of the common stock of an accounting, tax, valuation, and advisory firm, which was accounted for under the pooling-of-interests method of accounting for business combinations. Accordingly, Century's financial statements have been restated to include the results of the pooled entity for all periods presented.

         The aforementioned pooling-of-interests transaction involved an enterprise that previously had not been subjected to income taxes. Accordingly, pro forma adjustments have been presented in the financial statements to reflect the tax effects of the enterprise in prior periods.

3.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of funds held on deposit and short-term highly liquid investments with a maturity of three months or less at the date of purchase. At various times during the year, Century had deposits with financial institutions in excess of the $100,000 federally insured limit.

4.       CONTINGENCIES

         Century is involved in litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material effect on Century's financial condition or results of operations.

5.       COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires reporting the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Balance Sheet. Items considered other comprehensive income are the adjustments made for unrealized holding gains and losses on available-for-sale securities. Comprehensive income for the three months ended March 31, 1999 and 1998 was $14.9 million and $8.6 million, respectively.

6.       EARNINGS PER SHARE

         For the periods presented, Century presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of dilutive potential common shares. Included in potential dilutive common shares are contingent shares, which represent shares issued and placed in escrow that will not be released until certain performance goals have been met.

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                       -----------------------------------------------------
                                                                                1999                         1998
                                                                       ------------------------     ------------------------
           Denominator
              Basic
                Weighted average common shares                                          74,625                       52,009
                                                                       ------------------------     ------------------------
              Diluted
                Warrants                                                                 6,702                       13,556
                Options                                                                    267                          792
                Contingent shares                                                          498                            -
                                                                       ------------------------     ------------------------
                     Total                                                              82,092                       66,357
                                                                       ========================     ========================

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 - (continued)

7.       DISCONTINUED OPERATIONS

         In April 1999, Century adopted a formal plan to divest of its risk-bearing specialty insurance segment, which is no longer part of Century's strategic long-term growth objectives. The risk-bearing specialty insurance segment, which includes Century Surety Company, Evergreen National Indemnity, and Continental Heritage Insurance Company, is reported as a discontinued operation and its net assets and results of operations are reported separately in the unaudited condensed consolidated financial statements. Revenues from the discontinued operations for the three-month periods ended March 31, 1999 and 1998 were $11.7 million and $12.6 million, respectively. The divestiture of the specialty insurance segment is expected to result in a gain, and the sale is expected to be completed prior to December 31, 1999.

8.       SUBSEQUENT EVENTS

         Since March 31, 1999, Century completed the acquisition of two benefits administration and insurance firms, and one information technology firm. The aggregate purchase price of these acquisitions was approximately $9.0 million, excluding contingent consideration consisting of restricted common stock and cash of approximately $4.3 million, which is based on the acquired companies' ability to meet or exceed certain performance goals. The acquisition of the benefits administration and insurance firms will be accounted for under the purchase method of accounting and the acquisition of the information technology firm is expected to be accounted for under the pooling-of-interests method of accounting.

9.       SEGMENT REPORTING

         Century adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," on January 1, 1998. As previously reported, Century's business units have been aggregated into two reportable segments: specialty insurance and business services. The planned divestiture of the specialty insurance segment has reduced the number of segments to one, and therefore there is no segment information to report.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Century Business Services, Inc. ("Century") is a diversified services company which, acting through its subsidiaires, provides professional outsourced business services to small and medium-sized companies, as well as individuals, government entities, and not-for-profit enterprises throughout the United States. Century provides integrated services in the following areas: accounting, tax, valuation, and advisory services; benefits administration and insurance services; human resources and payroll services; and performance consulting services.

RESULTS OF OPERATIONS
---------------------

Revenues

         Business service fees and commissions increased to $125.0 million for the three-month period ended March 31, 1999, from $66.6 million for the comparable period in 1998. The increase was attributable to the acquisitions completed subsequent to the first quarter of 1998 and from internal growth. For the companies with a full period of operations in 1999 and 1998, Century achieved an internal growth rate of 15.5%. The increase in revenues also reflects strong results from the companies that provide accounting and tax services, which derive a large part of their revenue from business activity in the first quarter of the year, as well as results from Century's cross-serving initiatives.

Expenses

         Total expenses increased to $100.9 million for the three-month period ended March 31, 1999, from $55.3 million for the comparable period in 1998. Such increase was primarily attributable to the increase in operating expenses, which reflects the impact of Century's acquisitions made subsequent to the first quarter of 1998. As a percentage of business service fees and commissions, total expenses decreased to 80.8% for the three-month period ended March 31, 1999, from 83.0% for the three-month period ended March 31, 1998.

         Operating expenses increased to $92.3 million for the three-month period ended March 31, 1999, from $51.9 million for the comparable period in 1998, primarily due to purchase acquisitions made subsequent to the first quarter of 1998. As a percentage of business service fees and commissions, operating expenses decreased to 73.9% at March 31, 1999 from 77.8% for the comparable period, reflecting operating efficiencies and economies of scale achieved. The primary components of operating expenses are compensation expense, occupancy expense, and other operating expenses. Compensation expense increased due to purchase acquisitions as well as the significant amount of resources required by the firms that provide tax services, as the first quarter is their busiest quarter of the year. Occupancy expense and other operating expenses increased due to additional expense from purchase acquisitions, but decreased as a percentage of business service fees and commissions by 119 basis points, representing operating efficiencies gained through successful integration efforts.

         Corporate general and administrative expenses increased to $3.4 million for the three-month period ended March 31, 1999, from $1.5 million for the comparable periods in 1998. Such increase was attributable to the expansion of the corporate function to accommodate Century's infrastructure, corporate initiatives, and integration costs. Significant costs associated with the following corporate initiatives were incurred in the first quarter of 1999: certain costs associated with the enterprise-wide solution to integrate back office operations, and costs incurred associated with Century's national cross-serving meetings. Corporate general and administrative expenses represented 2.8% and 2.3% of total revenues for the three-month periods ended March 31, 1999 and 1998.

         Merger and acquisitions costs increased to $1.2 million for the three-month period ended March 31, 1999, from $3,000 for the comparable period in 1998. Merger and acquisition costs are comprised primarily of professional fees incurred in transactions accounted for as pooling-of-interests and the salaries of employees dedicated to those merger activities. The increase is due to the build out of the mergers and acquisitions department throughout 1998 resulting in the full utilization of the department in 1999, as well as costs associated with the pooling-of-interests transaction in 1999.

         Depreciation and amortization expenses increased to $4.2 million for the three-month period ended March 31, 1999 from $2.1 million for the comparable period in 1998. The increase is primarily a result of the increase of goodwill amortization resulting from the forty-nine acquisitions completed by Century subsequent to the first quarter of 1998. As a percentage of total revenues, depreciation and amortization expense was 3.4% and 3.2% for the three-month period ended March 31, 1999 and 1998, respectively.

         Century recorded income taxes from continuing operations of $9.5 million ($9.6 on a pro forma basis) for the three-month period ended March 31, 1999 compared to $3.9 million ($4.2 million on a pro forma basis) for the comparable period in 1998. The effective tax rate increased to 39.4% (40.0% on a pro forma basis) for the three-month period ended March 31, 1999 from 34.0% (37.0% on a pro forma basis) for the comparable period. Income taxes are provided based on Century's anticipated annual effective rate.

OTHER
-----

         Total assets increased to $636.0 million at March 31, 1999, from $543.2 million at December 31,1998, primarily attributable to purchase acquisitions completed in the first quarter of 1999. Of the $92.8 million increase in total assets, the significant increases in assets include cash and cash equivalents of $30.8 million, accounts receivable of $37.0 million, and goodwill of $17.1 million. Total liabilities increased approximately $42.9 million, primarily due to the increase in accrued expenses and other liabilities related to cash deposited from clients (see - "Liquidity and Capital Resources"), while total debt remained relatively consistent. Total shareholders' equity increased $49.9 million due to net income for the first quarter of 1999 of $15.3 million, proceeds from the investment of $25 million by an outside investor, the proceeds from the exercise of options and warrants, and business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      During the three month period ended March 31, 1999, cash and cash equivalents increased $29.4 million to $80.3 million, from $50.9 million at December 31, 1998, as cash provided by continuing operating activities of $21.8 million and financing activities of $25.9 million exceeded cash used in investing activities of $16.5 million and cash used in discontinued operations of $1.8 million. The increased in total cash is primarily attributable to $29 million in cash deposited from clients, which is restricted from operating cash and has been offset by accrued liabilities that will be settled with the cash from these clients.

   Cash used in investing activities from continuing operations consisted primarily of cash used in business acquisitions and purchases of property and equipment. Significant purchases of property and equipment in the first quarter of 1999 are primarily attributable to the purchase of software from Oracle and related capital costs incurred to implement the enterprise-wide solution to integrate back office operations.

   During the three months ended March 31, 1999, cash provided by financing activities consisted primarily of proceeds of $25.2 million from stock issuances and exercises of stock options and warrants, proceeds from the revolving credit facility of $42 million, and repayment of bank debt, notes payable, and capital leases. The primary source of cash from stock issuances resulted from the $25 million investment in Century by an outside investor, in exchange for 1.8 million restricted shares of common stock and 900,000 warrants. Fifty percent of the common stock is subject to a one-year lock-up restriction, while the remaining common stock is subject to a two-year lock-up restriction, and warrants to purchase shares of common stock which may be exercised under the following terms: 300,000 shares for 3 years at $20 per share; 300,000 shares for 4 years at $25 per share; and 300,000 shares for 5 years at $30 per share. The proceeds from these financing activities were used for general corporate purposes, working capital requirements, repayment of debt, and the cash portion of business acquisitions.

   During 1998, Century received net proceeds of $47.7 million from a private placement of 3.8 million shares, of which $41.5 million was received during the three months ended March 31, 1998. Cash provided by financing activities consisted primarily of net proceeds received from this private placement, which together with warrants exercised, raised approximately $46.5 million during the three months ended March 31, 1998. The proceeds from stock issuances, together with the proceeds from the revolving credit facility of $41.6 million, were used for repayment of debt and notes payable.

YEAR 2000
---------

   To minimize or eliminate the effect of the Y2K risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing our computer systems, applications and software in order to achieve Y2K compliance. Century implemented a Y2K Compliance Project in March 1998 that has been adopted by all of our subsidiaries. As part of this initiative, we have identified key contact individuals within each subsidiary to identify, evaluate and implement a plan to bring all of our business systems and applications into Y2K compliance by June 30, 1999. Century's Y2K Compliance Project consists of four phases: (i) inventory and assessment of all business systems and applications subject to Y2K risk; (ii) identification of such business systems and applications to determine the method of correcting any Y2K problems (ready now, repair, reconcile, replace or retire); (iii) remediation and testing of all business systems and applications that have Y2K problems; and (iv) implementation of corrective measures and certification of Y2K compliance through internal and external audits. We have completed the inventory and assessment phase and have identified and assessed seven areas of risk: a) internally developed business applications; b) third party vendor software, such as business applications, operating systems and special function software; c) computer hardware components; d) networks and network related equipment; e) telecommunications systems and associated equipment, such as phones and PBX switches; f) Century's own products and services that are software based; and g) embedded technology, such as microchips and security systems, that may jeopardize operations. Although we cannot be certain, we believe substantially that all our all systems, applications and related software that are subject to Y2K compliance risk have been identified and that all actions were or are currently being taken to complete remediation on time. The implementation and verification phase is expected to be complete by June 30, 1999, with inter-dependency testing complete by October 1, 1999.

         We rely on third-party service providers for services such as telecommunications, internet service and components for our business systems and other key services. Interruption of those services due to Y2K issues could affect our operations. Thus, we have initiated an evaluation of the status of such third-party service providers' efforts to determine alternative and contingency requirements. Development of a template for contingency planning was completed and disseminated to the subsidiaries of Century in April. The subsidiaries and the corporate office will submit and consolidate their contingency plans in August. Century's Y2K Contingency Plan will supplement disaster recovery plans already in place. While approaches to reducing risks of interruption of business operations vary by subsidiary, options in Century's Y2K Contingency Plan include measures such as identification of alternative service providers, new channels of distribution, and backup manual procedures.

         We are continuing to review the potential overall impact of Y2K risks on our business, financial condition and results of operations. To date, we have not encountered any material Y2K problems with our computer systems, networks, and other related equipment. We expect to incur $3 to $4 million in capital expenditures in 1999 with respect to system upgrades which are designed in part to address specific Y2K requirements. One of the reasons that the number Y2K remediation has increased is due to our continued growth through acquisitions. We do not expect expenditures incurred after 1999 for Y2K compliance to be significant.

         We cannot assure you that our systems or the systems of other companies on which our systems rely on or are interconnected will be timely installed or converted. Major efforts are in place to ensure that our own systems, the systems of our key partners and suppliers and our strategic customers are Y2K compliant, along with the communication links between all of them. Although we are not certain of the impact on us of the failure of our significant customers, partners or vendors to achieve Y2K compliance in a timely or effective manner, such failure could adversely affect our business and results of operations.

FORWARD-LOOKING STATEMENTS
--------------------------

         Statements included in the Form 10-Q, which are not historical in nature, are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements are commonly identified by the use of such terms as "intends", "estimates", "expects", "projects", "anticipates", "foreseeable future," "seeks", "believes", and words and phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or assumptions materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such assumptions will prove to be correct. Factors that could cause actual results to differ materially from the Century's expectations ("Cautionary Statements") include: (i) Century's ability to acquire and finance additional businesses; (ii) Century's ability to adequately manage growth; (iii) Century's dependence on the current trend of outsourcing business services; (iv) Century's dependence on the services of key employees; (v) Century's ability to realize the full value of goodwill; (vi) risk of professional errors and omissions;
(vii) the nature of the competitive and fragmented outsourcing industry; (viii) year 2000 noncompliance may cause operational problems; (ix) market fluctuations in the values or returns on assets in Century's investment portfolios; (x) government regulations and interpretations are subject to changes; (xi) Century's principal shareholders have substantial control over its operations;
(xii) shares eligible for future sale could adversely affect the price of Century's common stock; (xiii) Century may not pay dividends; and (xiv) Century's ability to manage risks associated with its specialty insurance business, such as risk of inadequate insurance premiums, underestimating reserves, and the risk that reinsurers may fail. All forward-looking statements in this Form 10-Q are expressly qualified by the Cautionary Statements.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 2.   CHANGES IN SECURITIES

(d) Issuance of shares during the three months ended March 31, 1999, were as follows:


         Century sold 1,785,714 shares of common stock and 900,000 warrants to purchase common stock under a Purchase Agreement dated March 5, 1999, pursuant to a Registration Statement on Form S-3 (No. 333-40331), registering up to $125,000,000 of Century's securities, including common stock, par value $0.01 per share, which became effective on December 12, 1997. The offering was not underwritten.

         The aggregate offering price for the common stock and warrants was $25,000,000; net proceeds received was approximately $24,975,000, after deducting issuance costs. The net proceeds will be added to Century's general funds to be used for general corporate purposes, working capital requirements, and the cash portion of acquisitions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27.1   Financial Data Schedule

                  (b)      Reports on Form 8-K


                           There were no Current Reports on Form 8-K filed
during the quarter ended March 31, 1999.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Century Business Services, Inc.
                                                -------------------------------
                                                            (Registrant)

Date:    May 14, 1999                  By:      /s/ Charles D. Hamm, Jr.
     --------------------                       -------------------------------
                                                Charles D. Hamm, Jr.
                                                Chief Financial Officer

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                                  EXHIBIT INDEX
                                  -------------

                  Exhibit Number:
                  ---------------

27.1              Financial Data Schedule (SEC only)...................15