Form 10-Q
period 1999-06-30
CENTURY BUSINESS SERVICES INC
filed 1999-08-16
CIK 944148

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

For the quarterly period ended              June 30,1999
                              -------------------------------------------------

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from      Not Applicable    to
                              ------------------------  -----------------------

Commission file number              0-25890
                      ---------------------------------------------------------

                         CENTURY BUSINESS SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                               22-2769024
---------------------------------------------            -----------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
               or Organization)                          Identification No.)

6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio      44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

(Registrant's Telephone Number, Including Area Code)        216-447-9000
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

                                  Yes X    No  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Outstanding at
         Class of Common Stock               August 10, 1999
         ---------------------               ---------------

         Par value $.01 per share            84,985,265
                                             ----------

Exhibit Index is on page 15 of this report.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION:                                                                   Page
                  Item 1.    Financial Statements

                             Condensed Consolidated Balance Sheets -
                             June 30, 1999 and December 31, 1998                                             3

                             Condensed Consolidated Statements of Income -
                             Three Months Ended June 30, 1999 and 1998                                       4

                             Condensed Consolidated Statements of Income -
                             Six Months Ended June 30, 1999 and 1998                                         4

                             Condensed Consolidated Statements of Cash Flows -
                             Six Months Ended June 30, 1999 and 1998                                         5

                             Notes to the Condensed Consolidated Financial Statements                      6-8

                  Item 2.    Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                                    9-12

                  Item 3.    Quantitative and Qualitative Information about Market Risk                     12



PART II  .        OTHER INFORMATION :

                  Item 2.    Changes in Securities                                                          12

                  Item 4.    Submission of Matters to a Vote of Security Holders                            13

                  Item 6.    Exhibits and Reports on Form 8-K                                               13

                  Signature                                                                                 14

                  Exhibit Index                                                                             15

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.     FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                          JUNE 30,           DECEMBER 31,
                                                            1999                 1998
                                                          ---------          -------------
                                  ASSETS
Cash and cash equivalents                                 $  56,484           $  43,103
Accounts receivable, less allowance for doubtful
   accounts of $8,534 and $5,258                            152,120             108,958
Investments available for sale, at fair value                   396                 328
Notes receivable - current                                   14,742              15,563
Other current assets                                         10,704               7,466
Net assets of discontinued operations                        45,014              45,883
                                                          ---------           ---------
     Total current assets                                   279,460             221,301

Goodwill, net of accumulated amortization of                325,427             293,374
    $ 9,835 and $5,838
Fixed assets, net of accumulated depreciation of
   $16,411 and $13,715                                       40,340              28,427
Notes receivable - non-current                                3,447               3,116
Other assets                                                  9,435               6,939
                                                          ---------           ---------
     Total non-current assets                               378,649             331,856

TOTAL  ASSETS                                             $ 658,109           $ 553,157
                                                          =========           =========
                          LIABILITIES
Accounts payable                                          $  30,906           $  36,520
Income taxes - current                                           --               3,345
Notes payable and capitalized leases - current                7,140              31,430
Accrued expenses and other liabilities                       31,774              34,729
                                                          ---------           ---------
     Total current liabilities                               69,820             106,024

Bank debt                                                    88,000              44,000
Notes payable and capitalized leases - long term              3,309               5,700
Income taxes - deferred                                       4,076               3,312
Accrued expenses and other liabilities                       23,823                 239
                                                          ---------           ---------
     Total non-current liabilities                          119,208              53,251
                                                          ---------           ---------
TOTAL LIABILITIES                                           180,028             159,275
                                                          ---------           ---------
                     STOCKHOLDERS' EQUITY
Common stock                                                    803                 748
Additional paid-in capital                                  380,428             331,408
Retained earnings                                            91,950              64,230
Unearned ESOP                                                (1,794)             (2,549)
Treasury stock                                                 (754)                (74)
Accumulated other comprehensive income (loss)                (1,552)                119
                                                          ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                  469,081             393,882
                                                          ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 658,109           $ 553,157
                                                          =========           =========

See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)

                                                                    THREE MONTHS ENDED,                    SIX MONTHS ENDED,
                                                                         JUNE 30,                                JUNE 30
                                                                 1999               1998                1999               1998
                                                               ---------          ---------           ---------          ---------
Revenue                                                        $ 121,288          $  72,209           $ 249,292          $ 141,934

Expenses:
     Operating                                                    92,323             56,689             187,825            111,763
     Corporate general and administrative                          3,180              1,071               6,556              2,606
     Merger and acquisition                                          694                710               1,870                713
     Depreciation and amortization                                 4,152              2,087               8,439              4,281
     Interest expense (income), net                                  127                (84)                 19               (186)
                                                               ---------          ---------           ---------          ---------
         Total expenses                                          100,476             60,473             204,709            119,177

Income from continuing operations before
   income tax expense                                             20,812             11,736              44,583             22,757

Income tax expense                                                 8,231              3,981              17,633              7,799
                                                               ---------          ---------           ---------          ---------
Income from continuing operations                                 12,581              7,755              26,950             14,958

Income from discontinued operations, net of income
taxes                                                                164              1,747                 870              3,341
                                                               ---------          ---------           ---------          ---------
Net income                                                     $  12,745          $   9,502           $  27,820          $  18,299
                                                               =========          =========           =========          =========

Basic earnings per share:
     Continuing operations                                     $    0.16          $    0.13           $    0.35          $    0.27
     Discontinued operations                                        --                 0.03                0.01               0.06
                                                               ---------          ---------           ---------          ---------
     Net income                                                $    0.16          $    0.16           $    0.36          $    0.33
                                                               =========          =========           =========          =========
Diluted earnings per share:
     Continuing operations                                     $    0.15          $    0.10           $    0.32          $    0.21
     Discontinued operations                                        --                 0.03                0.01               0.05
                                                               ---------          ---------           ---------          ---------
     Net income                                                $    0.15          $    0.13           $    0.33          $    0.26
                                                               =========          =========           =========          =========
Pro forma income data from continuing operations:
   Net income as reported                                      $  12,581          $   7,755           $  26,950          $  14,958
   Pro forma adjustment to provision for income taxes               --                  436                 133                872
                                                               ---------          ---------           ---------          ---------
   Pro forma net income                                        $  12,581          $   7,319           $  26,817          $  14,086
                                                               =========          =========           =========          =========
   Pro forma earnings per share:
     Basic                                                     $    0.16          $    0.13           $    0.34          $    0.25
                                                               =========          =========           =========          =========
     Diluted                                                   $    0.15          $    0.10           $    0.32          $    0.20
                                                               =========          =========           =========          =========
Weighted average common shares                                    79,409             58,538              78,125             56,008
                                                               =========          =========           =========          =========
Weighted average common shares and dilutive
   potential common shares                                        85,970             74,215              84,711             71,507
                                                               =========          =========           =========          =========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      ---------------------------
                                                                        1999               1998
                                                                      --------           --------
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES        $  3,162           $   (378)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                     --                 (238)
   Proceeds from (additions to) notes receivable                          (187)               560
   Business acquisitions, net of cash acquired                         (15,591)           (34,462)
   Purchases of property and equipment                                 (14,036)            (5,482)
   Proceeds from dispositions of property and equipment                     56                395
                                                                      --------           --------
     Net cash used in investing activities                             (29,758)           (39,227)
                                                                      --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank debt                                              72,000             59,500
   Proceeds from notes payable and capitalized leases                    3,664                479
   Payment of bank debt                                                (28,000)           (34,200)
   Payment of notes payable and capitalized leases                     (35,095)           (12,013)
   Proceeds from stock issuances, net                                   24,735             47,695
   Proceeds from exercise of stock options and warrants, net             2,744              8,798
   Pre-merger equity transactions                                          (71)            (1,450)
                                                                      --------           --------
     Net cash provided by financing activities                          39,977             68,809
                                                                      --------           --------
Net increase in cash and cash equivalents                               13,381             29,204
Cash and cash equivalents at beginning of period                        43,103             22,754
                                                                      --------           --------
Cash and cash equivalents at end of period                            $ 56,484           $ 51,958
                                                                      ========           ========




See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries ("Century") as of June 30, 1999 and December 31, 1998, and the results of their operations for the three and six-month periods ended June 30, 1999 and 1998, and cash flows for the six-month periods ended June 30, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q and accordingly do not include all disclosures required by generally accepted accounting principles. The 1998 condensed consolidated balance sheet was derived from Century's audited consolidated balance sheet which has been restated to include the results of acquisitions accounted for under the pooling-of-interests method of accounting and gives effect to the planned divestiture of its specialty insurance segment, which is being accounted for as a discontinued operation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

2.       ACQUISITIONS

         During the second quarter 1999, the Company continued its strategic acquisition program, acquiring the businesses of seven complementary companies. These acquisitions comprised of the following: two accounting, tax, valuation and advisory firms, four benefits administration and insurance firms, and one information technology firm.

         Five of the acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired companies have been included in the accompanying condensed consolidated financial statements since the dates of acquisition. The aggregate purchase price of these acquisitions was approximately $9.6 million, comprised of $3.8 million in cash and 0.8 million shares of restricted common stock, fair value of $5.8 million. The aggregate purchase prices exclude future contingent consideration consisting of $1.6 million in cash and 0.4 million shares of restricted common stock, fair value of $3.1 million, which is based on the acquired companies' ability to meet or exceed certain performance goals. Goodwill is being amortized over periods not exceeding forty years. As a result of the nature of the assets and liabilities of the businesses acquired, there were no material identifiable intangible assets. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the companies acquired based upon their respective fair values. Future contingent consideration is recorded when earned as additional purchase price.

         The unaudited pro forma information for the periods set forth below give effect to 1999 acquisitions accounted for under the purchase method of accounting as if they had occurred on January 1, 1999 and January 1, 1998. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the periods presented (in thousands, except per share data):

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) - (continued)

2.       ACQUISITIONS (CONTINUED)

                                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                JUNE 30,              JUNE 30,           JUNE 30,           JUNE 30,
                                                  1999                 1998                1999               1998
                                               -----------          -----------         -----------          --------
Pro forma from continuing operations:

   Revenue                                     $   123,426          $    80,298         $   257,518          $158,111

   Net income                                  $    12,925          $     9,142         $    27,948          $ 17,733

    Earnings per share

      Basic
                                               $      0.16          $      0.15         $      0.35          $   0.31
      Diluted                                  $      0.15          $      0.12         $      0.33          $   0.24

         Century exchanged approximately 1.4 million shares of its common stock for all of the common stock of two acquisitions completed in the second quarter, which were accounted for under the pooling-of-interests method of accounting for business combinations. Accordingly, Century's financial statements have been restated to include the results of the pooled entities for all periods presented.

3.       CONTINGENCIES

         Century is involved in litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material adverse effect on Century's financial condition or results of operations.

4.       COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires reporting the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Balance Sheet. Items considered other comprehensive income are the adjustments made for unrealized holding gains and losses on available-for-sale securities (primarily held by the discontinued operations) and foreign currency translation adjustments. Comprehensive income for the three months ended June 30, 1999 and 1998 was $11.4 million and $9.3 million. Comprehensive income for the six months ended June 30, 1999 and 1998 was $26.1 million and $17.6 million.

5.       EARNINGS PER SHARE

         For the periods presented, Century presents both basic and diluted earnings per share. The following data shows the amounts (in thousands) used in computing earnings per share and the effect on the weighted average number of dilutive potential common shares. Included in potential dilutive common shares are contingent shares, which represent shares issued and placed in escrow that will not be released until certain performance goals have been met.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) - (continued)

5.       EARNINGS PER SHARE (CONTINUED)

                                                              THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                    JUNE 30,                                  JUNE 30,
                                                             1999                 1998                  1999                 1998
                                                            ------               ------               ------               ------
           Denominator
              Basic
                Weighted average common shares              79,409               58,538               78,125               56,008
                                                            ------               ------               ------               ------
              Diluted

                Warrants                                     6,020               15,362                6,032               15,181
                Options                                        225                  120                  238                  123
                Contingent shares                              316                  195                  316                  195
                                                            ======               ======               ======               ======
                     Total                                  85,970               74,215               84,711               71,507
                                                            ======               ======               ======               ======

6.       DISCONTINUED OPERATIONS

         In April 1999, Century adopted a formal plan to divest its risk-bearing specialty insurance segment, which is no longer part of Century's strategic long-term growth objectives. The risk-bearing specialty insurance segment, which includes Century Surety Company, Evergreen National Indemnity, and Continental Heritage Insurance Company, is reported as a discontinued operation and its net assets and results of operations are reported separately in the unaudited condensed consolidated financial statements. Revenues from the discontinued operations for the three-month periods ended June 30, 1999 and 1998 were $13.1 million and $13.4 million, respectively, and for the six-month periods ended June 30, 1999 and 1998 were $24.7 million and $26.0 million, respectively. The divestiture of the specialty insurance segment is not expected to result in a loss, and the sale is expected to be completed prior to December 31, 1999.

7.       SUBSEQUENT EVENTS

         Since June 30, 1999, Century completed the acquisition of five benefits administration and insurance firms, and one accounting, tax, valuation and advisory firm. The aggregate purchase price of these acquisitions was approximately $14.0 million, comprised of $6.1 million in cash and one million shares of restricted common stock, fair value of $7.9 million. The aggregate purchase prices exclude future contingent consideration consisting of $1.4 million in cash and 0.3 million shares of restricted common stock, fair value of $2.6 million, which is based on the acquired companies' ability to meet or exceed certain performance goals. All of the aforementioned acquisitions will be accounted for under the purchase method of accounting.

8.       SEGMENT REPORTING

         Century adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998. As previously reported, Century's business units have been aggregated into two reportable segments: specialty insurance and business services. The planned divestiture of the specialty insurance segment has reduced the number of segments to one, and therefore there is no segment information to report.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Century Business Services, Inc. ("Century") is a diversified services company which, acting through its subsidiaires, provides professional outsourced business services to small and medium-sized companies, as well as individuals, government entities, and not-for-profit enterprises predominantly throughout the United States. Century provides integrated services in the following areas: accounting, tax, valuation, and advisory services; benefits services;
insurance services and human resources; performance consulting services; and information technology and payroll services.

RESULTS OF OPERATIONS

Revenues

         Business service fees and commissions increased to $121.3 million for the three-month period ended June 30, 1999, from $72.2 million for the comparable period in 1998, an increase of $49.1 million, or 68.0%. The $49.1 million increase was primarily attributable to (i) Century's acquisitions completed subsequent to the second quarter of 1998 that were accounted for under the purchase method of accounting, which increased total revenues in 1999 by $38.8 million, and (ii) internal growth. For the companies with a full period of operations for the three-month periods ended June 30, 1999 and 1998, Century achieved an internal growth rate of 15.6%. For the six-month period ended June 30, 1999, revenues increased to $249.3 million from $141.9 million for the comparable period in 1998, an increase of $107.4 million, or 75.7%. The $107.4 million increase was primarily attributable to (i) Century's acquisitions completed subsequent to the second quarter of 1998 that were accounted for under the purchase method of accounting, which increased total revenues in 1999 by $80.3 million, and (ii) internal growth. For the companies with a full period of operations in for the six-month periods ended June 30, 1999 and 1998, Century achieved an internal growth rate of 14.6%.

Expenses

         Total expenses increased to $100.5 million and $204.7 million for the three and six-month periods ended June 30, 1999, from $60.5 million and $119.2 million for the comparable periods in 1998. Such increase was primarily attributable to the increase in operating expenses, which reflects the impact of Century's acquisitions made subsequent to the second quarter of 1998. As a percentage of revenue, total expenses decreased to 82.8% and 82.1% for the three and six-month periods ended June 30, 1999, from 83.7% and 84.0% for the three and six-month periods ended June 30, 1998.

         Operating expenses increased to $92.3 million and $187.8 million for the three and six-month periods ended June 30, 1999, from $56.7 million and $111.8 million for the comparable periods in 1998, primarily due to acquisitions completed subsequent to the second quarter of 1998 that were accounted for under the purchase method of accounting. As a percentage revenue, operating expenses decreased to 76.1% and 75.3% for the three and six-month periods ended June 30, 1999, from 78.5% and 78.7% for the comparable periods. The primary components of operating expenses are compensation expense and occupancy expense. Compensation expense increased due to purchase acquisitions. Occupancy expense increased due to additional expense from purchase acquisitions, but remained consistent as a percentage of revenue from 4.5% and 4.3% for the three and six-month periods ended June 30, 1999, to 4.3% and 3.8% for the comparable periods in 1998.

         Corporate general and administrative expenses increased to $3.2 million and $6.6 million for the three and six-month periods ended June 30, 1999, from $1.1 million and $2.6 million for the comparable periods in 1998. Such increase was attributable to the expansion of the corporate function to accommodate Century's infrastructure, corporate initiatives, and integration costs. Substantial costs associated with corporate initiatives were incurred in the second quarter of 1999, which included certain costs associated with the enterprise-wide solution to integrate back office operations. Corporate general and administrative expenses represented 2.6% of total revenues for the three and six-month periods ended June 30, 1999, up from 1.5% and 1.8% for the comparable periods in 1998.

         For the three-month periods ended June 30, 1999 and 1998, merger and acquisitions costs remained consistent at $0.7 million. For the six-month periods ended June 30, 1999 and 1998, merger and acquisition costs were $1.9 million and $0.7 million, respectively. Merger and acquisition costs are comprised primarily of professional fees incurred in transactions accounted for as pooling-of-interests and the salaries of employees dedicated to those merger activities. The increase in merger and acquisitions costs for the six-month period is due to the build out of the mergers and acquisitions department throughout 1998 resulting in the full utilization of the department in 1999.

Merger costs for the three-month period were consistent as the increase in internal costs in 1999 to fully develop the merger and acquisition department were offset by lower costs incurred from pooling-of-interests transactions in 1999. (There were two pooling transactions completed for the three-months ended June 30, 1999, compared to five pooling transactions completed in the comparable period in 1998.)

         Depreciation and amortization expenses increased to $4.2 million and $8.4 million for the three and six-month periods ended June 30, 1999, from $2.1 million and $4.3 million for the comparable periods in 1998. The increase is primarily a result of the increase in goodwill amortization resulting from the acquisitions completed by Century subsequent to the second quarter of 1998, as well as additional depreciation expense associated with purchases. As a percentage of total revenues, depreciation and amortization expense was 3.4% for the three and six-month periods ended June 30, 1999, compared to 2.9% and 3.0% for the comparable periods in 1998.

         Century recorded income taxes from continuing operations of $8.2 million ($8.2 million on a pro forma basis) and $17.6 million ($17.8 million on a pro forma basis) for the three and six-month periods ended June 30, 1999 compared to $4.0 million ($4.4 million on a pro forma basis) and $7.8 million ($8.7 million on a pro forma basis) for the comparable periods in 1998. The effective tax rate increased to 39.5% (39.5% on a pro forma basis) and 39.6% (39.8% on a pro forma basis) for the three and six-month periods ended June 30, 1999, from 33.9% (37.6% on a pro forma basis) and 34.3% (38.1% on a pro forma basis) for the comparable periods in 1998. Income taxes are provided based on Century's anticipated annual effective rate.

OTHER

         Total assets increased to $658.1 million at June 30, 1999, from $553.2 million at December 31, 1998, primarily attributable to purchase acquisitions completed in the first half of 1999. Total assets increased $104.9 million, primarily due to increases in cash and cash equivalents of $13.4 million, accounts receivable of $43.2 million, goodwill of $32.1 million and fixed assets of $11.9 million. Total liabilities increased approximately $28.2 million, primarily due to the increase in bank debt of $44.0 million, and an increase in accrued expenses and other liabilities of $20.6 million, offset by the decrease in notes payable and capitalized leases of $26.7 million, and the decrease in accounts payable of $5.6 million. Total stockholders' equity increased $75.2 million due to net income for the first half of 1999 of $27.8 million, proceeds from the investment of $25 million by an outside investor, the proceeds from the exercise of options and warrants, and business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         During the six month period ended June 30, 1999, cash and cash equivalents increased $13.4 million to $56.5 million, from $43.1 million at December 31, 1998, as cash provided by continuing operating activities of $3.2 million and financing activities of $40.0 million exceeded cash used in investing activities of $29.8 million. Cash and cash equivalents includes $36.6 million of restricted cash at June 30, 1999. These funds are restricted as to Century's use, and consist primarily of monies held as fiduciary funds.

         Cash used in investing activities from continuing operations consisted primarily of cash used in business acquisitions and purchases of property and equipment. Significant purchases of property and equipment in the first half of 1999 are primarily attributable to the purchase of software from Oracle and related capital costs incurred to implement the enterprise-wide solution to integrate back office operations.

         During the six months ended June 30, 1999, cash provided by financing activities consisted primarily of proceeds of $27.5 million from stock issuances and exercise of stock options and warrants, proceeds from the revolving credit facility of $72.0 million, and repayment of bank debt, notes payable, and capital leases. The primary source of cash from stock issuances resulted from the $25.0 million investment in Century by an outside investor, in exchange for
1.8 million restricted shares of common stock and 900,000 warrants. Fifty percent of the common stock is subject to a one-year lock-up restriction, while the remaining common stock is subject to a two-year lock-up restriction, and the warrants to purchase shares of common stock may be exercised under the following terms: 300,000 shares at $20 per share for 3 years; 300,000 shares at $25 per share for 4 years; and 300,000 shares at $30 per share for 5 years. The proceeds from these financing activities were used for general corporate purposes, working capital requirements, repayment of debt, and the cash portion of business acquisitions.

         During 1998, Century received net proceeds of $47.7 million from a private placement of 3.8 million shares. Cash provided by financing activities consisted primarily of net proceeds received from this private placement, which together with warrants exercised, raised approximately $56.5 million during the six months ended June 30, 1998.

The proceeds from stock issuances, together with the proceeds from the revolving credit facility of $59.5 million, were used for repayment of debt and notes payable.

YEAR 2000

         To minimize or eliminate the effect of the Y2K risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing our computer systems, applications and software in order to achieve Y2K compliance. Century implemented a Y2K Compliance Project in March 1998 that has been adopted by all of our subsidiaries. As part of this initiative, we have identified key contact individuals within each subsidiary to identify, evaluate and implement a plan to bring all of our business systems and applications into Y2K compliance by June 30, 1999. We have achieved this goal with limited exceptions. These exceptions, such as telephone PBX replacements and less-critical internal reporting systems, are largely an effort to maintain an efficient schedule of deployment in conjunction with office consolidation strategies.

         Century's Y2K Compliance Project consists of four phases: (i) inventory and assessment of all business systems and applications subject to Y2K risk;
(ii) identification of such business systems and applications to determine the method of correcting any Y2K problems (ready now, repair, reconcile, replace or retire); (iii) remediation and testing of all business systems and applications that have Y2K problems; and (iv) implementation of corrective measures and certification of Y2K compliance through internal and external audits. We have completed the inventory and assessment phase and have identified and assessed seven areas of risk: a) internally developed business applications; b) third party vendor software, such as business applications, operating systems and special function software; c) computer hardware components; d) networks and network related equipment; e) telecommunications systems and associated equipment, such as phones and PBX switches; f) Century's own products and services that are software based; and g) embedded technology, such as microchips and security systems. Although we cannot be certain, we believe substantially that all our systems, applications and related software that are subject to Y2K compliance risk have been identified and that actions were or are currently being taken to complete the remediation on time. The initial implementation and verification phase has been completed. Our planned schedule of inter-dependency testing is on track to be completed in October. We also plan to continue strategic testing and audit reviews throughout 1999 to ensure against re-introducing potential exposures, to validate readiness of new acquisitions, and to remain current with industry best practices.

         We have sought compliance verification for 100% of vendor supported technology inventoried, local public utilities and services, banking and financial institutions, telecommunications services, property management companies (where our facilities are leased), and other material third parties on whom or on whose systems we rely. Significant business customers and clients are presently being contacted for compliance status and to coordinate Y2K contingency strategies. We received a written or verbal response on approximately 75% of our requests from vendors, approximately 80% of which stated they are Y2K compliant, and 20% of which stated that they had a plan for compliance in place. None of the responses indicated that they had not yet addressed the Y2K issue. Vendors that had not responded or did not provide compliant upgrades or patches were removed from our configuration standards and replaced by compliant systems or other vendors. Some property management companies, however, have delayed in responding. In many cases, we have made four written requests for compliance. We intend to continue requesting Y2K compliance status responses from these property management companies.

         We rely on third-party service providers for services such as telecommunications, internet service and components for our business systems and other key services. Interruption of those services due to Y2K issues could affect our operations. Thus, we have initiated an evaluation of the status of such third-party service providers' efforts to determine alternative and contingency requirements. Development of a template for contingency planning was completed and disseminated to the subsidiaries of Century in April 1999. The subsidiaries and the corporate office have begun to consolidate contingency plans and will continue to modify and enhance these plans as industry expertise and situational conditions warrant. Century's Y2K Contingency Plan supplements disaster recovery plans already in place. While approaches to reducing risks of interruption of business operations vary by subsidiary, options in Century's Y2K Contingency Plan include measures such as identification of alternative service providers, new channels of distribution, and backup manual procedures.

         We are continuing to review the potential overall impact of Y2K risks on our business, financial condition and results of operations. To date, we have not encountered any material Y2K problems with our computer systems, networks, and other related equipment. We expect to incur $3 to $4 million in capital expenditures in 1999 with respect to system upgrades and/or replacements, which are designed in part to address specific Y2K requirements. One of the reasons that the number of Y2K remediation has increased is due to our continued growth through acquisitions. We do not expect expenditures after 1999 for Y2K compliance to be significant.

         We cannot assure you that our systems or the systems of other companies on which our systems rely on or are interconnected will be timely installed or converted. Major efforts are in place to ensure that our own systems, the systems of our key partners and suppliers and our strategic customers are Y2K compliant, along with the communication links between all of them. Although we are not certain of the impact on us of the failure of our significant customers, partners, or vendors to achieve Y2K compliance in a timely or effective manner, such failure could adversely affect our business and results of operations.

FORWARD-LOOKING STATEMENTS

         Statements included in the Form 10-Q, which are not historical in nature, are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements are commonly identified by the use of such terms as "intends", "estimates", "expects", "projects", "anticipates", "foreseeable future," "seeks", "believes", and words and phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or assumptions materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such assumptions will prove to be correct. Factors that could cause actual results to differ materially from the Century's expectations ("Cautionary Statements") include: (i) Century's ability to acquire and finance additional businesses; (ii) Century's ability to adequately manage growth; (iii) Century's dependence on the current trend of outsourcing business services; (iv) Century's dependence on the services of key employees; (v) Century's ability to realize the full value of goodwill; (vi) risk of professional errors and omissions;
(vii) the nature of the competitive and fragmented outsourcing industry; (viii) year 2000 noncompliance may cause operational problems; (ix) market fluctuations in the values or returns on assets in Century's investment portfolios; (x) government regulations and interpretations are subject to changes; (xi) Century's principal shareholders have substantial control over its operations;
(xii) shares eligible for future sale could adversely affect the price of Century's common stock; (xiii) Century may not pay dividends; and (xiv) Century's ability to manage risks associated with its discontinued specialty insurance business, such as risk of inadequate insurance premiums, underestimating reserves, and the risk that reinsurers may fail. All forward-looking statements in this Form 10-Q are expressly qualified by the Cautionary Statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         The Company's exposure to market risk, including interest rate risk, is immaterial. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at June 30, 1999, in each case the impact on the Company's financial condition and results of operations would be immaterial. The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not issued debt instruments, entered into forward or futures contracts, purchased options or entered into swaps. The Company's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which the Company could borrow funds under its Credit Facility.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

(c) Issuance of unregistered shares during the three months ended June 30, 1999, were as follows:

All transactions listed below involve the issuance of shares of Common Stock by Century in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On June 22, 1999, in connection with the acquisition of Wolf & Cohen, Inc., Century issued 105,846 shares of Common Stock in exchange for all the outstanding shares of Wolf & Cohen, Inc.

On June 23, 1999, in connection with the acquisition of Sanderson, Thompson, Ratledge & Zimny, P.A., Century issued 95,000 shares of Common Stock in exchange for all the outstanding shares of Sanderson, Thompson, Ratledge & Zimny, P.A.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on April 30, 1999, the following matters were submitted to a vote of stockholders:

1) The election of the following individuals to the Board of Directors to serve until the 2002 Annual Meeting of Shareholders.

                                               Shares For                       Shares Withheld
                                               ----------                       ---------------
         Richard C. Rochon                      47,084,220                           187,426
         Joseph D. DiMartino                    47,133,471                           138,175

2) The approval of the appointment of KPMG LLP as independent accountants for fiscal year 1999.

         Shares For                         Shares Against                      Shares Abstained
         ----------                         --------------                      ----------------
         47,048,231                              184,089                               39,326



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits

                      27.1     Financial Data Schedule

                      99.6     Employment Agreement

                      99.7     Amended and Restated 1996 Employee Stock Option
                               Plan

             (b)      Reports on Form 8-K

                      The following Current Reports on Form 8-K were filed during the three months ended June 30, 1999:

                      (i) On April 9, 1999, the Company filed a Current Report on Form 8-K, announcing its intention to explore strategic alternatives for the divestiture of its specialty insurance segment.

                      (ii) On April 22, 1999, the Company filed a Current Report on Form 8-K, announcing the appointment of Fred M. Winkler, former Chief Executive Officer of First Union Corporation's Customer Direct Access Division, to President and Chief Operating Officer.

                      (iii) On June 22, 1999, the Company filed a Current Report on Form 8-K, announcing the agreement to a term sheet with Banc of America Securities, LLC to arrange an increase in its revolving credit facility from $100 million to $200 million, with an option for an additional $50 million. The Company also announced that it filed an S-4 registration statement with the Securities and Exchange Commission for 15 million new shares of its common stock for suitable acquisitions.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Century Business Services, Inc.
                                                -------------------------------
                                                         (Registrant)

Date:    August 13, 1999               By:      /s/ Charles D. Hamm, Jr.
         ---------------                        -------------------------------
                                                Charles D. Hamm, Jr.
                                                Chief Financial Officer

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                                  EXHIBIT INDEX
                                  -------------

                  Exhibit Number:
                  ---------------

27.1              Financial Data Schedule (SEC only)...................................16


                  99.6     Employment Agreement........................................17


                  99.7     Amended and Restated 1996 Employee Stock Option Plan........28

