Form 10-K405/A
period 1998-12-31
CENTURY BUSINESS SERVICES INC
filed 1999-09-24
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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

                                    DELAWARE
             ------------------------------------------------------
                          (State or Other Jurisdiction
                       of Incorporation or Organization)
                                   22-2769024
             ------------------------------------------------------
                       (IRS Employer Identification No.)

                         6480 ROCKSIDE WOODS BOULEVARD
                                SOUTH, SUITE 330
                                CLEVELAND, OHIO
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                     44131
             ------------------------------------------------------
                                   (Zip Code)

                                 (216) 447-9000
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

     Century offers integrated services in the following areas:

        - accounting, tax, valuation, and advisory services

        - benefits administration and insurance services

        - human resources and payroll services

        - performance consulting services

        - specialty insurance

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

     Century was originally incorporated in Delaware in 1987 under the name Stout Associates, Inc., and was acquired by Republic Industries, Inc. in 1992. In April 1995, Republic spun-off its hazardous waste operations (including Century's predecessor company) to stockholders. Re-named Republic Environmental Systems, Inc., Century began trading on the Nasdaq National Market under the symbol "RESI" until June 24, 1996, when it began trading under the symbol "IASI" anticipating the merger with Century Surety Company and Commercial Surety Agency, Inc., which resulted in a change of its name to "International Alliance Services, Inc." This name change signaled a move away from the hazardous waste business. Century divested of RESI and all remaining hazardous waste operations in 1997. On December 23, 1997, Century changed its name to Century Business Services, Inc. and began trading under the symbol "CBIZ." See "-- Liquidity and Capital Resources."

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

     From January 1, 1999 to March 4, 1999, Century completed the acquisition of five accounting, tax, valuation, and advisory service businesses. The aggregate purchase price of these acquisitions was approximately $9.0 million, excluding future contingent consideration of up to $1.3 million in cash and 148,549 shares of restricted common stock (estimated stock value of $1.2 million at acquisition) based on the acquired companies ability to meet or exceed certain performance goals. All of these transactions will be accounted for under the purchase method of accounting. In addition the Company has entered into letters of agreement with eight companies.

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

     Internal growth is anticipated primarily from:

        - cross-serving Century's business services to its existing customer base

        - attracting new customers with its diverse business services offering


        - realizing economies of scale through the integration of its business services to combine its purchasing of products and services on a national scale and reduce the costs of those products and services as a result of volume discounts


        - eliminating redundant processes for maximum operating efficiency

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

     Century generally targets acquisitions in markets where it currently operates and where the prospects are favorable to increase its market share to become a significant provider of a comprehensive range of outsourced business services. Century's strategy is to acquire selectively companies that generally:

        - have a strong potential for cross-serving among Century's subsidiaries

        - have strong, energetic and entrepreneurial leadership

        - have healthy historic and expected future internal growth

        - can add to the level and breadth of services offered by Century thereby enhancing its competitive advantage over other outsourced business services providers

        - have a strong income and cash flow stream

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

     During 1998, Century continued its strategic acquisition program, purchasing the businesses of 68 complementary companies. These acquisitions comprise the following:

        - fifty-one accounting, tax, valuation, and advisory services companies

        - fourteen benefits administration and insurance services companies

        - three performance consulting services companies

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

OUTSOURCED BUSINESS SERVICES

  GENERAL

     Through its subsidiaries, Century provides a wide range of integrated business primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States. Century's goal is to be the nation's leading provider of outsourced business services to its target markets. Century's strategies to achieve this goal include:

        - continuing to provide clients with a broad range of high-quality products and services

        - continuing to expand locally through internal growth by:

           -- increasing the number of clients it serves; and

           -- increasing the number of services it provides to existing clients

        - continuing to expand nationally through acquisitions

     The following is a description of the outsourced business services currently offered by Century.

  OPERATIONS -- OUTSOURCED BUSINESS SERVICES

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


     Century entered into a strategic alliance in December 1998 to create a teamwork approach that enables firms to meet growing consumer need for integrated financial services. Century Retirement and Wealth Management Services, Inc., a wholly owned subsidiary of Century, entered into a strategic national alliance with Merrill Lynch, a financial advisory service firm. Under this alliance, if any of Century's clients within its small to mid-sized business and individual national client base identifies a need for financial products or services, Century will refer the client to Merrill Lynch. For each such referral that results in the client purchasing any financial products or services, Merrill Lynch will pay a fee to Century Retirement & Wealth Management, Inc., a wholly-owned subsidiary of Century Business Services, Inc., the amount of which depends on the products or services purchased.


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


     Century entered into a strategic alliance in the first quarter of 1999. In order to expand Century's payroll services nationwide, an alliance was formed with privately held Computing Resources, Inc., which Century believes is one of the largest payroll and payroll tax processing service companies in the United States. The alliance will provide national private label payroll processing, tax services and customer service to Century's clients and their employees and will establish a customer service and print/distribution center to support payroll customers in each of Century's major markets.


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

  OPERATIONS -- SPECIALTY INSURANCE SERVICES

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

     Century offers commercial product lines for a wide variety of specialty risk groups, including but not limited to small construction; restaurants, bars, and taverns; small commercial and retail establishments; and sun tanning salons. Century's commercial product lines business is produced by a network of brokers and agents. In late 1997, Century implemented a strategy to establish multiple regional underwriting offices, in an effort to market and service new business more efficiently. See "-- Regulation."

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

SALES AND MARKETING NETWORK AND ACCOUNT MANAGEMENT

     Century's key competitive factors in obtaining clients for business services are:

        - a strong existing sales network and marketing program,

        - established relationships and the ability to match client requirements with available services and

        - products at competitive prices.

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

     Century believes that it will be able to compete effectively based on its:

        - broad range of high-quality services and products

        - knowledgeable and trained personnel

        - entrepreneurial culture

        - large number of locations

        - operational economies of scale

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

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

     This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this Annual Report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding Century's financial position, business strategy and plans and objectives for future performance are forward-looking statements. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on Century's results of operations and financial condition are those discussed below under "Risk Factors."

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

  WE MAY NOT BE ABLE TO ADEQUATELY MANAGE OUR GROWTH.

     Our business has grown significantly in size and complexity. Our continued growth depends to a significant degree on our ability to successfully use our existing infrastructure to perform services for other clients, as well as on our ability to develop and successfully implement new marketing methods or channels for new services. Our continued growth also depends on a number of other factors, including our ability to:

        - maintain the high quality of the services that we provide to our customers;

        - increase the number of services provided to our existing customers;

        - recruit, motivate and retain qualified personnel; and

        - economically train existing sales representatives or recruit new sales representatives.

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

     Our business depends, in part, upon our ability to store, retrieve, process and manage significant databases and periodically, to expand and upgrade our ability to process information. We primarily use personal computers and laptops connected to a local area network for its information processing. Interruption or loss of our information processing capabilities through loss of stored data, security breach, breakdown or malfunction of computer equipment or software systems, telecommunications failure, conversion difficulties or damage to our computer equipment or software systems could have a material adverse effect on our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Conditions and Results of
Operations -- Year 2000 Compliance Project".

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

  GOVERNMENTAL REGULATIONS AND INTERPRETATIONS ARE SUBJECT TO CHANGES.

     We are affected by changes in the law in two primary ways. First, changes in the law often result in changes in the amount or the type of business services required by businesses and individuals. We cannot be sure that future laws will provide the same or similar opportunities for us to provide business consulting and management services businesses and individuals. Second, our specialty insurance business is affected by changes to surety bond coverage requirements. For instance, if the demand for surety bonds decreases, there could be an adverse effect on our business, financial condition and results of operations.

  WE COULD EXPERIENCE INVESTMENT LOSSES.

     Our solvency and profitability are maintained, in part, by investing our insurance-related assets. In order to minimize the risk of loss in any one investment, we do the following:

        - invest primarily in debt instruments of government agencies and corporate entities with quality ratings of B or better;

        - invest in a range of investments;

        - have an investment committee that oversees all investments; and

        - employ professional investment advisors who provide general investment advice as well as advice on individual investments.


     As of December 31, 1998, approximately 98% of the Company's investments of insurance-related assets were in debt instruments of government agencies and corporate entities with quality ratings of B or better. Despite these measures, we cannot assure you that we will not have any losses on our investments. A series of losses in our investment portfolio could have a material adverse effect on our business, financial condition and results of operations.


  OUR PRINCIPAL SHAREHOLDERS HAVE SUBSTANTIAL CONTROL OVER OUR OPERATIONS.

     As of March 3, 1999, the following groups owned the following aggregate amounts and percentages of our common stock, including shares that may be acquired by exercising options or warrants:

        - approximately 15.6 million shares, representing 20.5% of all our outstanding common stock, was owned by Mr. DeGroote, Chairman, Chief Executive Officer and President

        - approximately 7.6 million shares, representing 10% of all our outstanding common stock, was owned by Mr. Huizenga, a principal shareholder

        - approximately 24.5 million shares, representing 32.3% of all our outstanding common stock, were owned by our executive officers, directors, and Mr. Huizenga

     Because of their stock ownership, these persons can substantially influence actions that require the consent of a majority of our outstanding shares, including the election of directors.

  WE HAVE SHARES ELIGIBLE FOR FUTURE SALE THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     Future sales or issuance of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We cannot be sure when sales will occur, how many shares will be sold, or the effect that sales may have on the market price of our common stock. As of March 3, 1999, we have registered under the Securities Act the following shares of common stock for the following purposes:

        - 37,953,889 shares of which approximately 34.4 million shares remain for resale from time to time by selling shareholders under various shelf registration statements;

        - $125 million in shares of our common stock, debt securities, and warrants to purchase common stock or debt securities, to be offered from time to time by us to the public under our universal shelf registration statement; and

        - 7,729,468 shares, of which 3,937,495 remain, to be offered from time to time by us in connection with acquisitions under our acquisition shelf registration statement.

  WE MAY NOT PAY DIVIDENDS.

     We have not paid cash dividends on our common stock since April 27, 1995, and we do not anticipate paying cash dividends in the foreseeable future. Our Board of Directors decides on the payment and level of dividends on common stock. The Board's decision is based on our results of operations and financial condition among other things. In addition, under our credit facility, we cannot pay cash dividends without the prior written consent of the lenders. We currently intend to retain future earnings to finance the ongoing operations and growth of the business.


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

                                                               PRICE RANGE OF
                                                                COMMON STOCK
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
1996
  First Quarter.............................................  $ 1.59    $ 1.25
  Second Quarter............................................   20.88      1.44
  Third Quarter.............................................   18.75      4.75
  Fourth Quarter............................................   12.75      7.50
1997
  First Quarter.............................................  $15.13    $ 9.88
  Second Quarter............................................   11.50      7.88
  Third Quarter.............................................   11.75      7.88
  Fourth Quarter............................................   17.25      8.75
1998
  First Quarter.............................................  $18.25    $13.94
  Second Quarter............................................   20.19     16.38
  Third Quarter.............................................   25.38     17.50
  Fourth Quarter............................................   20.38      8.88

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

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1998       1997       1996       1995       1994
                                                    --------   --------   --------   --------   --------
             STATEMENT OF INCOME DATA                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Business services fees and commissions..........  $297,520   $126,304   $ 56,057   $ 50,523   $ 44,284
  Specialty insurance services (regulated):
    Premiums earned...............................    44,896     37,238     27,651     26,962     23,368
    Net investment income.........................     5,381      4,524      3,564      3,341      2,477
    Net realized gains on investments.............     3,001      3,044      1,529        166         80
    Other income, net.............................     1,230         13      1,419        470      1,385
                                                    --------   --------   --------   --------   --------
         Total revenues...........................   352,028    171,123     90,220     81,462     71,594
Expenses:
    Operating expenses -- business services.......   229,345    107,677     51,988     44,846     39,633
    Loss and loss adjustment expenses.............    23,714     20,682     17,624     15,117     12,494
    Policy acquisition expenses...................    14,932      9,670      7,699      7,774      5,428
    General and administrative expenses...........     6,119      4,162        302         --         --
    Depreciation and amortization expenses........    10,575      3,401      1,028        744        925
    Merger and acquisition costs..................     3,572        416         --         --         --
    Interest income, net..........................      (800)    (1,250)      (220)       (44)       (48)
    Other expenses, net...........................     3,900      2,331      2,655      3,157      4,544
                                                    --------   --------   --------   --------   --------
         Total expenses...........................   291,357    147,089     81,076     71,594     62,976
Income from continuing operations before income
  tax expense.....................................    60,671     24,034      9,144      9,868      8,618
Income tax expense................................    21,234      6,543      2,003      1,777      1,835
                                                    --------   --------   --------   --------   --------
Income from continuing operations.................    39,437     17,491      7,141      8,091      6,783
Loss from discontinued business...................        --       (663)       (38)        --         --
Loss on disposal of discontinued business.........        --       (572)        --         --         --
                                                    --------   --------   --------   --------   --------
Net income........................................  $ 39,437   $ 16,256   $  7,103   $  8,091   $  6,783
                                                    ========   ========   ========   ========   ========
Weighted average common shares....................    61,129     42,776     23,699     20,596     20,596
Weighted average common shares and dilutive
  potential common shares.........................    74,333     54,740     29,868     22,792     22,792
Earnings per share:
  Basic...........................................  $   0.65   $   0.38   $   0.30   $   0.39   $   0.33
                                                    ========   ========   ========   ========   ========
  Diluted.........................................  $   0.53   $   0.30   $   0.24   $   0.35   $   0.30
                                                    ========   ========   ========   ========   ========

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1998       1997       1996       1995       1994
             STATEMENT OF INCOME DATA               --------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
OTHER DATA
Gross written premiums............................  $ 82,933   $ 59,751   $ 42,888   $ 37,695   $ 37,869
Net written premium...............................  $ 48,097   $ 37,488   $ 31,149   $ 26,677   $ 27,219
Loss ratio........................................     36.2%      34.3%      41.3%      39.2%      37.9%
LAE ratio.........................................     16.6%      21.2%      22.5%      16.9%      15.6%
Expense ratio.....................................     45.4%      32.2%      38.0%      39.9%      43.5%
                                                    --------   --------   --------   --------   --------
Combined ratio....................................     98.2%      87.7%     101.8%      96.0%      97.0%
                                                    ========   ========   ========   ========   ========
Invested assets and cash..........................  $137,974   $109,341   $117,089   $ 69,374   $ 64,409
Goodwill, net of accumulated amortization.........  $293,374   $ 89,856   $  6,048         --         --
         Total assets.............................  $648,677   $316,617   $194,743   $113,354   $106,372
Losses and loss expenses payable..................  $ 60,994   $ 50,655   $ 41,099   $ 37,002   $ 34,661
         Total liabilities........................  $252,815   $159,194   $ 95,377   $ 79,124   $ 77,708
         Total shareholders' equity...............  $395,862   $157,423   $ 99,367   $ 34,230   $ 28,664



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

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

  Revenues


     Total revenues increased to $352.0 million for the year ended December 31, 1998 from $171.1 million for the comparable period in 1997, representing an increase of $180.9 million, or 105.7%. The $180.9 million increase was primarily attributable to (i) Century's acquisitions during 1998 that were accounted for under the purchase method of accounting, which increased total revenues in 1998 by $82.2 million, and (ii) internal growth.


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

     Premiums earned increased to $44.9 million for the year ended December 31, 1998 from $37.2 million for the comparable period in 1997, representing an increase of $7.7 million, or 20.6%. Gross written premiums increased to $82.9 million for the year ended December 31, 1998 from $59.8 million for the comparable period in 1997, representing an increase of $23.2 million, or 38.8%. Net written premiums increased to $48.1 million for the year ended December 31, 1998 compared to $37.5 million for the comparable period in 1997, representing an increase of $10.6 million, or 28.3%. These increases were primarily attributable to the full year impact of the regionalization efforts implemented in late 1997. See "Operations -- Specialty Insurance."

     Net investment income increased to $5.4 million for the year ended December 31, 1998 from $4.5 million for the comparable period in 1997, representing an increase of $0.9 million, or 18.9%. This increase was attributable to an increase in the annualized return on investments to approximately 6.0% for the year ended December 31, 1998 from 5.7% for the comparable period in 1997 and to an increase in the average investments outstanding to $83.7 million for the year ended December 31, 1998 from $73.4 million for the comparable period in 1997.


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

     General and administrative expenses increased to $6.1 million for the year ended December 31, 1998 from $4.2 million for the comparable period in 1997, representing an increase of $1.9 million, or 47.0%. Such increase was attributable to growth of the corporate office expansion to support Century's infrastructure, corporate initiatives, and integration costs. General and administrative expenses represented 1.7% of total revenues for the year ended December 31, 1998, compared to 2.4% for the comparable period in 1997.

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

     Other expenses, net increased to $3.9 million for the year ended December 31, 1998 from $2.3 million for the comparable period in 1997, representing an increase of approximately $1.6 million, or 67.3%. Such increase was attributable to an increase in non acquisition expenses related to specialty insurance, mitigated by the $1.5 million gain on the sale of M&N Risk Management, Inc. and M&N Enterprises, Inc.

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


     Net investment income increased to $4.5 million for the year ended December 31, 1997 from $3.6 million for the comparable period in 1996, representing an increase of $960,000, or 26.9%. This increase was attributable to an increase in the annualized return on investments to approximately 5.7% for the year ended December 31, 1997 from 5.3% for the comparable period in 1996 and to an increase in the average investments outstanding to $73.4 million for the year ended December 31, 1997 from $64 million for the comparable period in 1996.


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

     The following table reflects the loss, LAE, expense, combined, net investment and operating ratios of Century on a generally accepted accounting principles (GAAP) basis for each of the years ended December 31, 1998, 1997 and 1996:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        1998     1997     1996
                                                        -----    -----    -----
Loss ratio............................................   36.2%    34.3     41.3
LAE ratio.............................................   16.6%    21.2     22.5
Expense ratio.........................................   45.4%    32.2     38.0
                                                        -----    -----    -----
Combined ratio........................................   98.2%    87.7    101.8
Net investment ratio..................................  (12.0%)  (12.2)   (12.9)
Operating ratio.......................................   86.2%    75.5     88.9

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

ANALYSIS OF LOSS AND LAE DEVELOPMENT

                                                                YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------------------------------
                        1988     1989     1990      1991      1992      1993      1994      1995      1996      1997      1998
                       ------   ------   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                                                    (IN THOUSANDS)
Net liability for
  losses and loss
  expenses...........   7,202    8,168    10,428    12,775    14,107    21,023    25,278    28,088    32,985    42,399    44,556
Cumulative amount of
  net Liability paid
  through:
    One year later...   2,985    2,404     2,404     2,811     3,026     4,131     6,309     8,785     8,773    13,639
    Two years
      later..........   3,876    3,433     4,090     4,894     3,848     7,503    11,161    14,452    16,798
    Three years
      later..........   4,398    4,322     5,239     5,372     4,786     9,346    13,910    18,874
    Four years
      later..........   4,799    4,984     5,184     6,010     5,119    10,594    15,745
    Five years
      later..........   5,140    4,880     5,352     6,102     5,572    11,415
    Six years
      later..........   5,147    4,953     5,352     6,217     5,586
    Seven years
      later..........   5,152    4,947     5,391     6,229
    Eight years
      later..........   5,135    4,969     5,403
    Nine years
      later..........   5,153    4,971
    Ten years
      later..........   5,150
The retroactively
  Reestimated net
    liability for
    loss and loss
    expenses as of:
    One year later...   7,406    8,388    10,674    12,003    12,587    18,910    23,049    28,246    31,803    39,369
    Two years
      later..........   7,445    8,504     9,239    10,877     9,829    17,531    22,193    27,033    28,983
    Three years
      later..........   7,419    7,025     8,183     8,419     8,899    16,174    20,660    24,608
    Four years
      later..........   6,365    6,668     6,631     8,675     7,822    14,775    19,046
    Five years
      later..........   6,311    5,638     6,320     7,467     6,766    13,099
    Six years
      later..........   5,534    5,243     5,823     6,704     5,973
    Seven years
      later..........   5,308    5,133     5,557     6,352
    Eight years
      later..........   5,230    4,992     5,450
    Nine years
      later..........   5,163    4,982
    Ten years
      later..........   5,156
                       ------   ------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Net cumulative
  redundancy.........   2,046    3,186     4,978     6,423     8,134     7,924     6,232     3,480     4,002     3,030
                       ======   ======   =======   =======   =======   =======   =======   =======   =======   =======   =======
Gross liability --end
  of year............                                                            $34,661   $37,002   $41,099   $50,655   $60,994
Reinsurance
  recoverable........                                                              9,383     8,914     8,114     8,256    16,438
                       ------   ------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Net liability -- end
  of year............                                                            $25,278   $28,088   $32,985   $42,399   $44,556
                       ======   ======   =======   =======   =======   =======   =======   =======   =======   =======   =======

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


     Ohio law limits the payment of dividends by an insurance subsidiary to its parent. The maximum dividend that may be paid without prior approval of the Director of Insurance of the State of Ohio is limited to the greater of the statutory net income of the preceding calendar year or 10% of total statutory shareholder's equity as of the prior December 31. At December 31, 1998, the maximum dividend that may be paid by our regulated insurance subsidiaries to the Company without prior approval of the Director of Insurance of the State of Ohio was $4.9 million. In addition, under such credit facility, Century cannot pay cash dividends without the prior written consent of the lender.


     Century's primary line of credit is a $100 million revolving credit facility with several financial institutions, of which approximately $44,000,000 was outstanding at December 31, 1998. The interest rate under the credit facility is, at Century's option, either:

          (a) the higher of 0.50% per annum above the latest Federal Funds Rate or the rate of interest in effect from time to time announced by the Bank of America, San Francisco, California office as its "reference rate," or:


          (b) a floating rate based on the rate offered by a specified bank to major banks in the offshore dollar interbank market. The credit facility requires the Company to comply with various affirmative and negative covenants, including;



           - a net worth covenant that requires the Company to maintain a consolidated net worth equal to the sum of (i) $221 million plus
             (ii) 70% of subsequent net income plus (iii) the net proceeds of any equity security offerings;



           - additional indebtedness may not exceed $11 million;

           - cash dividends may not be paid without the prior written consent of the lender; and



           - restrictions on certain liens, mergers, dispositions of assets and investments.



The Company was in compliance with all of the covenants under the credit facility as of December 31, 1998.


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


     We have completed the inventory and assessment phase for all business systems and applications subject to Y2K risk and have identified and assessed four areas of risk: internally developed business applications; third party vendor software, such as business applications, operating systems and special function software; computer hardware components; and embedded systems, such as phone switches. Although we cannot be certain, we believe substantially all systems, applications and related software that are subject to Y2K compliance risk have been identified and we have implemented a plan to correct such systems that are not Y2K compliant. The implementation and verification phase is expected to be substantially complete by June 30, 1999, with inter-dependency testing substantially complete by October 1, 1999.



     We have sought compliance verification for 100% of vendor supported technology inventoried, local public utilities and services, banking and financial institutions, telecommunications services, property management companies (where our facilities are leased), and other material third parties on whom or on whose systems we rely. Significant business customers and clients are presently being contacted for compliance status and to coordinate Y2K contingency strategies. We received a written or verbal response on approximately 75% of our requests from vendors, approximately 80% of which stated they are Y2K compliant, and 20% of which stated they had a plan for compliance in place. None of the responses indicated that they had not yet addressed the Y2K issue. Vendors that had not responded or did not provide compliant upgrades or patches were removed from our configuration standards and replaced by compliant systems of other vendors. Some property management companies, however, have delayed in responding. In many cases we have made four written requests for compliance. The property management companies that have not responded are not material third parties and are not expected to have a material impact on our business if their systems are not year 2000 compliant. We intend to continue requesting Y2K compliance status responses from these property management companies.

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

ITEM 7A.  MARKET RISK


     Quantitative Information About Market Risk. Century's exposure to market risk, including interest rate risk, is immaterial. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from levels at December 31, 1998, in each case the impact on Century's financial condition and results of operations would be immaterial. Century does not engage in trading market risk sensitive instruments. Neither does Century purchase as investments, hedges or for purposes "other than trading" instruments that are likely to expose Century to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Century has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps.


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

                      NAME                        AGE                    POSITION(S)
                      ----                        ---                    -----------
EXECUTIVE OFFICERS AND DIRECTORS:
Michael G. DeGroote(3)..........................  65     Chairman of the Board, President and Chief
                                                         Executive Officer
Charles D. Hamm, Jr.(3).........................  44     Senior Vice President and Chief Financial
                                                         Officer
Douglas R. Gowland..............................  57     Senior Vice President, Business Integration
Keith W. Reeves.................................  41     Senior Vice President, President of the
                                                         Accounting, Tax, Valuation and Advisory
                                                         Services Group
Robert A. O'Byrne...............................  42     Senior Vice President, President of the
                                                         Benefits Administration and Insurance
                                                         Services Group
John J. Hopkins.................................  45     Senior Vice President, Business Development
                                                         and Marketing
Jerome P. Grisko, Jr. (3).......................  37     Senior Vice President, Mergers &
                                                         Acquisitions and Legal Affairs
Rick L. Burdick(1)..............................  47     Director
Joseph S. DiMartino.............................  55     Director
Harve A. Ferrill(1)(2)..........................  66     Director
Hugh P. Lowenstein(2)...........................  68     Director
Richard C. Rochon(1)(2).........................  41     Director

OTHER KEY OFFICERS:
Leslie Wilk Braksick............................  33     Vice President
Daniel J. Clark.................................  44     Vice President
Ralph M. Daniel, Jr.............................  42     Vice President
Charles J. Farro................................  48     Vice President
Kenneth R. Millisor.............................  61     Vice President
Steven M. Nobil.................................  51     Vice President
Patrick J. Simers...............................  38     Vice President
Craig L. Stout..................................  50     Vice President
Eldon G. Walter.................................  52     Vice President
C. Robert Wissler...............................  52     Vice President
Andrew B. Zelenkofske...........................  38     Vice President
Barbara A. Rutigliano...........................  47     Corporate Secretary

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

     Charles J. Farro was named Vice President in November 1997. Mr. Farro served as Chairman and Chief Executive Officer of The Benefits Group, a subsidiary of Century which he is a co-founder, prior to its acquisition in 1997. Mr. Farro serves on the Board of Directors of the Akron Art Museum.

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

     Patrick J. Simers was named Vice President in November 1997. Mr. Simers served as President of Valuation Counselors Group, Inc., a subsidiary of Century, prior to its acquisition. Mr. Simers is a Certified Real Estate Appraiser in 14 states and maintains membership in the American Society of Appraisers.

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

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year.


REPORT ON EXECUTIVE COMPENSATION



     The Compensation Committee of the Board of Directors determines the compensation of the Chief Executive Officer of Century and the other executive officers named in the Summary Compensation Table. The Compensation Committee has furnished the following report on executive compensation in connection with the Annual Meeting.



  Compensation Philosophy



     As members of the Compensation Committee, it is our duty to administer the executive compensation program for Century. The Compensation Committee is responsible for establishing appropriate compensation goals for the executive officers of Century, evaluating the performance of such executive officers in meeting such goals and making recommendations to the Board of Directors with regard to executive compensation.

     Century's compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, achievement of specific operational, financial and strategic objectives and increases in stockholder value. The Compensation Committee regularly reviews the compensation packages of Century's executive officers, taking into account factors which it considers relevant, such as business conditions within and outside the industry, Century's financial performance, the market compensation for executives of similar background and experience and the performance of the executive officer under consideration. The particular elements of Century's compensation programs for executive officers are described below.



  Compensation Structure



     Mr. DeGroote, the Chairman of the Board, Chief Executive Officer and President of Century during 1998, has elected not to receive any compensation for his services provided to Century. Mr. DeGroote's substantial stock position in Century assures us of his close identification with the interests of Century's stockholders.



     With the exception of Mr. DeGroote, the executive base compensation for executive officers of Century is intended to be competitive with that paid in comparably-sized, publicly held companies in the outsourced business services industry that are growing aggressively, taking into account the scope of responsibilities and internal relationships. The goals of the Compensation Committee in establishing Century's executive compensation program are:



          (1) To fairly compensate the executive officers of Century and its subsidiaries for their contributions to Century's short-term and long-term performance. The elements of Century's executive compensation program are
     (a) annual base salaries, (b) annual bonuses and (c) equity incentives.



          (2) To allow Century to attract, motivate and retain the management personnel necessary to Century's success by providing an executive compensation program comparable to that offered by comparably-sized companies in the outsourced business services industry.



     Individual base salaries are based on the scope of the executive's responsibilities, a subjective evaluation of the executive's performance, including the performance of the business for which such executive is responsible, the executive's ability to network, ability to influence, leadership potential and loyalty, and the length of time the executive has been in the position. In recruiting executives, the potential executive's salary in his or her current position is used as an immediate benchmark. Annual cash bonuses are not typically given to executives. If given, however, annual cash bonuses are based on the financial performance of the Company and the executive's individual job performance. Century prefers to award equity incentives to executives, typically in the form of stock options. Stock options are granted by the Compensation Committee based on the executive's individual job performance and to provide incentive to executives to maximize stock price appreciation thereby aligning their interests with those of Century's stockholders.



  Executive Compensation Deductibility



     It is Century's intent that amounts paid pursuant to Century's compensation plans will generally be deductible compensation expenses. The Compensation Committee does not currently anticipate that the amount of compensation paid to executive officers will exceed the amounts specified as deductible pursuant to
Section 162(m) of the Internal Revenue Code of 1986, as amended.



                      COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS



                                           Hugh P. Lowenstein, Chairman


                                                 Richard C. Rochon


                                                 Harve A. Ferrill


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     The following is a summary of certain agreements and transactions between or among Century and certain related parties. It is Century's policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties. Based on Century's experience and the terms of its transactions with unaffiliated parties, it is the Board of Directors' belief that the transactions described below met these standards at the time of the transactions.



     In February of 1998, Century arranged for the private placement of 5,000,000 shares of common stock. Century accepted subscriptions from institutional and other accredited investors, including Westbury (Bermuda) Ltd., a Bermuda corporation controlled by Mr. DeGroote. The private placement included
3.8 million newly-issued shares and 1.2 million shares sold by certain selling stockholders, including Mr. Stout and the spouses of Messrs. Skoda and Reeves, for a purchase price of $13.25 per share. Mr. Stout sold 120,000 shares and exercised warrants to purchase 39,200 shares of common stock at an exercise price of $2.625. Such warrants would have expired by their terms on October 18, 1998. Mrs. Skoda sold 29,250 shares and exercised 14,000 warrants expiring on October 18, 1998 at the $2.625 exercise price. Mrs. Reeves sold 19,000 shares, and a corporation owned by Mrs. Skoda and Mrs. Reeves, among others, exercised warrants to purchase 19,600 shares at the $2.625 exercise price. Such warrants would have expired on October 18, 1998. Additionally, Mr. LoConti, a 10% shareholder of Century during portions of 1998, sold 150,000 shares, and the LoConti Family Trust, over which Mr. LoConti has control, sold 200,000 shares. Mr. LoConti and the LoConti Family Trust also exercised 84,000 and 145,600 of the October 18, 1998 warrants, respectively, at the $2.625 exercise price. Finally, Sophia Management Ltd., an Ohio limited liability company whose members include Messrs. LoConti, Skoda, Hamm, Stout and Mr. Stout's spouse, also sold 556,750 shares and exercised 955,503 warrants. Such warrants consisted of 840,000 warrants with an exercise price of $2.625 and 115,503 warrants with an exercise price of $3.125.



     During 1998, Century repaid a note consisting of $1.3 million in principal and $57,458 in interest to Sophia Management Ltd. in accordance with its terms. The interest rate on this note is three-month LIBOR.



     Mr. Gowland and his spouse own controlling interests in SD Aviation Investments, Inc., an aircraft charter company, used occasionally by Century. During 1998, Century paid $63,000 to SD Aviation for aircraft charter services.



     The office building utilized by SMR & Co. Business Services is leased under a ten-year lease, expiring February 26, 2006, from a partnership in which the spouses of Messrs. Skoda and Reeves are each one-third owners. The lease provides for rental payments of $557,700 per year. A number of the businesses acquired since October 1996 are located in properties owned indirectly by and leased from persons employed by Century. Such leases are not material to Century. In the aggregate, in 1998, Century paid approximately $2.1 million under such leases, which were at competitive market rates.



     Mr. Stout's spouse, Anne L. Meyers, currently serves as Secretary of some of Century's insurance subsidiaries. The law firm of Anne L. Meyers & Associates Co., L.P.A., now known as Meyers, Lamanna & Roman, L.P.A., has performed substantial legal work for Century and its subsidiaries. In 1998, Century paid $610,250 to Ms. Meyers' firm for services rendered in connection with the insurance subsidiaries and for merger and acquisition transactions.



     Rick L. Burdick, a director of Century, is a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Akin, Gump performed substantial legal work for Century during 1998.

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


EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  3.1      Amended and Restated Certificate of Incorporation of Century
           (filed as Exhibit 3.1 to Century's Registration Statement on
           Form 10, file no. 0-25890, and incorporated herein by
           reference).
  3.2      Certificate of Amendment of the Certificate of Incorporation
           of Century dated October 18, 1996 (filed as Exhibit 3.2 to
           Century's Annual Report on Form 10-K for the year ended
           December 31, 1996, and incorporated herein by reference).
  3.3      Certificate of Amendment of the Certificate of Incorporation
           of Century effective December 23, 1997 (filed as Exhibit 3.3 to Century's Annual Report on Form 10-K for the year ended
           December 31, 1997, and incorporated by reference).
  3.4**    Certificate of Amendment of the Certificate of Incorporation
           of Century dated September 10, 1998.
  3.5      Amended and Restated Bylaws of Century (filed as Exhibit 3.2 to Century's Registration Statement on Form 10, file no.
           0-25890, and incorporated herein by reference).
  4.1**    Form of Stock Certificate of Common Stock of Century.
 10.1      Credit Agreement dated as of August 10, 1998, by and among
           Century and its Subsidiaries, as Borrowers, and Bank of
           America National Trust and Savings Association, as Agent and
           Letter of Credit Bank (filed as Exhibit 1 to Century's
           Report on Form 10-Q for the period ended June 30, 1998, and incorporated herein by reference).
 10.2      1996 Employee Stock Option Plan (filed as Appendix I to
           Century's Proxy Statement 1997 Annual Meeting of
           Stockholders dated April 1, 1997, and incorporated herein by reference).
 10.3      Amendment to the 1996 Employee Stock Option Plan (filed as
           Exhibit 99.2 to Century's Current Report on Form 8-K dated
           December 14, 1998, and filed January 12, 1999, and
           incorporated herein by reference).
 10.4      Agents 1997 Stock Option Plan (filed as Appendix II to
           Century's Proxy Statement 1997 Annual Meeting of
           Stockholders dated April 1, 1997, and incorporated herein by reference).
 12.1*     Statement Regarding Computation of Ratios.
 21.1**    List of Subsidiaries of Century Business Services, Inc.
 23.1*     Consent of KPMG LLP
 24.1**    Powers of Attorney.
 27.1**    Financial Data Schedule.


---------------

 * Indicates documents filed herewith.


** Indicates documents previously filed.

(b)  Reports on Form 8-K
     Century Business Services, Inc. filed the following Current
     Reports on Form 8-K during 1998:
     Current Report on Form 8-K dated February 20, 1998.
     Current Report on Form 8-K dated March 6, 1998.
     Current Report on Form 8-K dated March 31, 1998, filed on
     April 15, 1998, as amended by Form 8-K/A, filed on June 10,
     1998.
     Current Report on Form 8-K dated December 14, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Century has duly caused this Amendment No. 1 to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CENTURY BUSINESS SERVICES, INC.
                                          (Registrant)

                                          By: /s/ CHARLES D. HAMM, JR.

                                            ------------------------------------
                                            Charles D. Hamm, Jr.
                                            Senior Vice President & Chief
                                              Financial Officer

                                            September 23, 1999



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of Century Business Services, Inc. and in the capacities and on the date indicated above.



/s/ MICHAEL G. DEGROOTE                                     /s/ JOSEPH S. DIMARTINO*
-----------------------------------------------------       -----------------------------------------------------
Michael G. DeGroote                                         Joseph S. DiMartino
Chief Executive Officer, President,                         Director
Chairman of the Board and Director

/s/ CHARLES D. HAMM, JR.                                    /s/ HARVE A. FERRILL*
-----------------------------------------------------       -----------------------------------------------------
Charles D. Hamm, Jr.                                        Harve A. Ferrill
Chief Financial Officer                                     Director
(Principal Financial and Accounting Officer)

/s/ RICK L. BURDICK*                                        /s/ HUGH P. LOWENSTEIN*
-----------------------------------------------------       -----------------------------------------------------
Rick L. Burdick                                             Hugh P. Lowenstein
Director                                                    Director

/s/ RICHARD C. ROCHON*
-----------------------------------------------------
Richard C. Rochon
Director



*By: /s/ Charles D. Hamm, Jr.
-----------------------------------------------------
    Charles D. Hamm, Jr.
    Attorney-in-Fact

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Century Business Services, Inc. and Subsidiaries
Independent Auditors' Report................................     F-2
Consolidated and Combined Balance Sheets as of December 31,
  1998 and 1997.............................................     F-3
Consolidated and Combined Statements of Income for the years
  ended December 31, 1998, 1997 and 1996....................     F-4
Consolidated and Combined Statements of Shareholders' Equity
  for the years ended December 31, 1998, 1997 and 1996......     F-5
Consolidated and Combined Statements of Cash Flows for the
  years ended December 31, 1998, 1997 and 1996..............     F-6
Notes to the Consolidated and Combined Financial
  Statements................................................     F-7
Schedule I -- Summary of Investments -- Other than
  Investments in Related Parties as of December 31, 1998....    F-30
Schedule III -- Supplementary Insurance Information for the
  years ended December 31, 1998, 1997 and 1996..............    F-31
Schedule IV -- Reinsurance for the years ended December 31,
  1998, 1997 and 1996.......................................    F-32

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

                                          /s/ KPMG LLP

Cleveland, Ohio
February 16, 1999

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1998        1997
                                                              --------    --------
                           ASSETS
Cash and cash equivalents...................................  $ 50,729    $ 29,236
Accounts receivable, less allowance for doubtful accounts of
  $5,243 and $1,948, respectively...........................   101,860      45,719
Premiums receivable, less allowance for doubtful accounts of
  $492 and $281, respectively...............................     9,284       7,812
Investments:
  Fixed maturities held to maturity, at amortized cost......    12,156      14,528
  Securities available for sale, at fair value..............    70,879      59,523
  Mortgage loans............................................       740       1,839
  Short-term investments....................................     3,470       4,215
                                                              --------    --------
         Total Investments..................................    87,245      80,105
Deferred policy acquisition costs...........................     5,746       4,478
Reinsurance recoverables....................................    23,918      15,215
Goodwill, net of accumulated amortization of $5,838 and
  $1,297, respectively......................................   293,374      89,856
Notes receivable............................................    20,219      18,359
Other assets................................................    56,302      25,837
                                                              --------    --------
         Total Assets.......................................  $648,677    $316,617
                                                              ========    ========

                        LIABILITIES
Accounts payable............................................  $ 32,423    $ 21,520
Losses and loss expenses payable............................    60,994      50,655
Unearned premiums...........................................    29,236      22,656
Bank debt...................................................    44,000       8,401
Notes payable and capitalized leases........................    30,556      16,126
Income taxes................................................     7,704       3,708
Accrued expenses............................................    37,312      29,623
Other liabilities...........................................    10,590       6,505
                                                              --------    --------
         Total Liabilities..................................   252,815     159,194

SHAREHOLDERS' EQUITY
Common stock, par value $.01 per share
    Authorized  -- 250,000,000 shares
    Issued and outstanding -- 72,787,615 shares at December
    31, 1998;
                              47,260,550 shares at December
    31, 1997................................................       728         473
Additional paid-in-capital..................................   330,068     128,591
Unearned ESOP...............................................      (755)       (861)
Treasury stock..............................................        --      (1,581)
Retained earnings...........................................    65,692      29,039
Accumulated other comprehensive income......................       129       1,762
                                                              --------    --------
         Total Shareholders' Equity.........................   395,862     157,423
Commitments and contingencies
                                                              --------    --------
         Total Liabilities and Shareholders' Equity.........  $648,677    $316,617
                                                              ========    ========

     See the accompanying notes to the consolidated and combined financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1998        1997       1996
                                                              --------    --------    -------
Revenues:
  Business services fees and commissions....................  $297,520    $126,304    $56,057
  Specialty insurance services (regulated):
     Premiums earned........................................    44,896      37,238     27,651
     Net investment income..................................     5,381       4,524      3,564
     Net realized gain on investments.......................     3,001       3,044      1,529
     Other income, net......................................     1,230          13      1,419
                                                              --------    --------    -------
          Total revenues....................................   352,028     171,123     90,220
                                                              --------    --------    -------
Expenses:
  Operating expenses -- business services...................   229,345     107,677     51,988
  Losses and loss adjustment expenses.......................    23,714      20,682     17,624
  Policy acquisition expenses...............................    14,932       9,670      7,699
  General and administrative expenses.......................     6,119       4,162        302
  Depreciation and amortization expenses....................    10,575       3,401      1,028
  Merger and acquisition costs..............................     3,572         416         --
  Interest income, net......................................      (800)     (1,250)      (220)
  Other expenses, net.......................................     3,900       2,331      2,655
                                                              --------    --------    -------
          Total expenses....................................   291,357     147,089     81,076
                                                              --------    --------    -------
Income from continuing operations before income tax
  expense...................................................    60,671      24,034      9,144
Income tax expense..........................................    21,234       6,543      2,003
                                                              --------    --------    -------
Income from continuing operations...........................    39,437      17,491      7,141
Loss from operations of discontinued business (net of income tax expense (benefit) of $0, ($316) and $91,
  respectively).............................................        --        (663)       (38)
Loss on disposal of discontinued business (net of income tax
  benefit of $305 in 1997)..................................        --        (572)        --
                                                              --------    --------    -------
Net income..................................................  $ 39,437    $ 16,256    $ 7,103
                                                              ========    ========    =======
Earnings per share:
  Basic:
     Income from continuing operations......................  $   0.65    $   0.41    $  0.30
     Loss from discontinued operations......................        --       (0.03)        --
                                                              --------    --------    -------
     Net income per share...................................  $   0.65    $   0.38    $  0.30
                                                              ========    ========    =======
  Diluted:
     Income from continuing operations......................  $   0.53    $   0.32    $  0.24
     Loss from discontinued operations......................        --       (0.02)        --
                                                              --------    --------    -------
     Net income per share...................................  $   0.53    $   0.30    $  0.24
                                                              ========    ========    =======
  Weighted average common shares............................    61,129      42,776     23,699
                                                              ========    ========    =======
  Weighted average common shares and dilutive potential
     common shares..........................................    74,333      54,740     29,868
                                                              ========    ========    =======
  Pro forma income data (from continuing operations) (Note
     2):
     Net income as reported.................................  $ 39,437    $ 17,491    $ 7,141
     Pro forma adjustment to provision for income taxes.....       896       1,477        955
                                                              --------    --------    -------
     Pro forma net income...................................  $ 38,541    $ 16,014    $ 6,186
                                                              ========    ========    =======
  Pro forma earnings per share:
     Basic earnings per share...............................  $   0.63    $   0.37    $  0.26
                                                              ========    ========    =======
     Diluted earnings per share.............................  $   0.52    $   0.29    $  0.21
                                                              ========    ========    =======

     See the accompanying notes to the consolidated and combined financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

          CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            ACCUMULATED
                                                   ADDITIONAL                  OTHER       UNEARNED
                                          COMMON    PAID-IN     RETAINED   COMPREHENSIVE     ESOP     TREASURY
                               SHARES     STOCK     CAPITAL     EARNINGS      INCOME        SHARES     STOCK     TOTALS
                             ----------   ------   ----------   --------   -------------   --------   --------   -------
December 31, 1995..........  20,556,451    $206     $ 18,703    $13,781       $3,355        $(990)    $  (825)    34,230
  Comprehensive income:
    Net income.............          --      --           --      7,103           --           --          --      7,103
    Change in net
      unrealized
      appreciation.........          --      --           --         --          476           --          --        476
                             ----------    ----     --------    -------       ------        -----     -------    -------
         Total
           comprehensive
           income..........          --      --           --      7,103          476           --          --         --
                             ----------    ----     --------    -------       ------        -----     -------    -------
  Pre-merger transactions
    of pooled entities.....          --      --        1,345     (4,560)          --           63        (185)    (3,337)
  Reverse merger...........  10,858,158     108       16,136         --           --           --          --     16,244
  Stock issuances..........   7,251,888      73       38,164         --           --           --          --     38,237
  Stock options............     101,960       1        1,153         --           --           --          --      1,154
  Business acquisitions....     792,500       8        5,252         --           --           --          --      5,260
                             ----------    ----     --------    -------       ------        -----     -------    -------
December 31, 1996..........  39,560,957     396       80,753     16,324        3,831         (927)     (1,010)    99,367
  Comprehensive income:
    Net income.............          --      --           --     16,256           --           --          --     16,256
    Change in net
      unrealized
      appreciation.........          --      --           --         --       (2,069)          --          --     (2,069)
                             ----------    ----     --------    -------       ------        -----     -------    -------
         Total
           comprehensive
           income..........          --      --           --     16,256       (2,069)          --          --         --
                             ----------    ----     --------    -------       ------        -----     -------    -------
  Pre-merger transactions
    of pooled entities.....          --      --          767     (3,541)          --           66        (571)    (3,279)
  Stock issuances..........     616,611       6        5,261         --           --           --          --      5,267
  Stock options............      53,032       1          334         --           --           --          --        335
  Warrants.................     533,032       5        2,819         --           --           --          --      2,824
  Business acquisitions....   6,496,918      65       38,657         --           --           --          --     38,722
                             ----------    ----     --------    -------       ------        -----     -------    -------
December 31, 1997..........  47,260,550     473      128,591     29,039        1,762         (861)     (1,581)   157,423
  Comprehensive income:
    Net income.............          --      --           --     39,437           --           --          --     39,437
    Change in net
      unrealized
      appreciation.........          --      --           --         --       (1,633)          --          --     (1,633)
                             ----------    ----     --------    -------       ------        -----     -------    -------
         Total
           comprehensive
           income..........          --      --           --     39,437       (1,633)          --          --         --
                             ----------    ----     --------    -------       ------        -----     -------    -------
  Pre-merger transactions
    of pooled entities.....          --      --       (1,671)    (2,784)          --          106       1,581     (2,768)
  Stock issuances..........   3,800,000      38       47,657         --           --           --          --     47,695
  Stock options............      60,900       1          679         --           --           --          --        680
  Warrants.................   8,902,418      88       35,378         --           --           --          --     35,466
  Business acquisitions....  12,763,747     128      119,434         --           --           --          --    119,562
                             ----------    ----     --------    -------       ------        -----     -------    -------
  December 31, 1998........  72,787,615    $728     $330,068    $65,692       $  129        $(755)    $    --    395,862
                             ==========    ====     ========    =======       ======        =====     =======    =======

     See the accompanying notes to the consolidated and combined financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                               1998      1997        1996
                                                              -------   -------    --------
Cash flows from operating activities:
  Net income from continuing operations.....................  $39,437   $17,491    $  7,141
    Adjustments to reconcile net income to net cash provided
     by operating activities:
      Gain on sale of business..............................   (1,450)     (171)         --
      Net loss from operations of discontinued business.....       --      (663)        (38)
      Net loss on disposal of discontinued business.........       --      (572)         --
      Depreciation and amortization.........................   25,507    13,071       8,727
      Deferred income taxes.................................   (3,337)     (958)        (27)
    Changes in assets and liabilities, net of acquisitions
     and dispositions:
      Accounts receivable, net..............................  (25,699)  (13,708)     (1,871)
      Premiums receivable, net..............................   (1,472)    3,117        (915)
      Deferred policy acquisition costs.....................  (16,200)   (9,803)     (8,616)
      Reinsurance recoverables..............................   (8,703)   (4,030)      1,462
      Other assets..........................................  (11,610)   (7,833)       (399)
      Accounts payable......................................    9,935     6,292         461
      Losses and loss expenses payable......................   10,339     6,947       4,097
      Unearned premiums.....................................    6,580    (1,582)      3,001
      Income taxes..........................................    2,482     1,009         550
      Accrued expenses and other liabilities................    5,717    14,851       4,407
      Non-cash charges and working capital changes from
       discontinued operations..............................       --   (15,620)         --
      Other, net............................................     (768)      993      (2,338)
                                                              -------   -------    --------
         Net cash provided by operating activities..........   30,758     8,831      15,642
                                                              -------   -------    --------
Cash flows from investing activities:
  Purchase of fixed maturities, held to maturity............   (2,099)     (869)     (1,318)
  Purchase of fixed maturities, available for sale..........  (73,802)  (21,227)    (12,478)
  Purchase of equity securities.............................   (5,873)   (2,816)     (2,921)
  Redemption of fixed maturities, held to maturity..........    4,607     1,172       1,000
  Sale of fixed maturities, available for sale..............   59,786     6,006       9,333
  Sale of equity securities.................................    6,260     1,285         675
  Net (increase) decrease in mortgage loans.................    1,099     1,846        (292)
  Change in short-term investments..........................      745       584      (3,956)
  Business acquisitions, net of cash acquired...............  (73,384)  (35,822)        912
  Proceeds from dispositions of businesses..................    2,744    10,700          --
  Net additions to property and equipment...................  (12,217)   (2,882)     (1,156)
  Net decrease in notes receivable..........................    2,571        18         196
                                                              -------   -------    --------
         Net cash used in investing activities..............  (89,563)  (42,005)    (10,005)
                                                              -------   -------    --------
Cash flows from financing activities:
  Proceeds from bank debt...................................   92,075     8,401          --
  Proceeds from notes payable and capitalized leases........    1,847     5,250          80
  Payment of bank debt......................................  (56,476)       --          --
  Payment of notes payable and capitalized leases...........  (38,221)   (6,845)     (1,078)
  Pre-merger equity transactions............................   (2,768)   (3,279)     (3,337)
  Proceeds from stock issuances.............................   47,695     5,267      38,237
  Proceeds from exercise of stock options and warrants......   36,146     3,159          --
                                                              -------   -------    --------
         Net cash provided by financing activities..........   80,298    11,953      33,902
                                                              -------   -------    --------
Net increase (decrease) in cash and cash equivalents........   21,493   (21,221)     39,539
Cash and cash equivalents at beginning of year..............   29,236    50,457      10,918
                                                              -------   -------    --------
Cash and cash equivalents at end of year:
  Continuing operations.....................................   50,729    29,236      48,082
  Discontinued operations...................................       --        --       2,375
                                                              -------   -------    --------
         Total cash and cash equivalents at end of year.....  $50,729   $29,236    $ 50,457
                                                              =======   =======    ========

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

  Goodwill


     Goodwill is being amortized on a straight-line basis over the expected periods to be benefited, which is generally 40 years. It is Century's policy to evaluate continually the period of amortization and recoverability of goodwill based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows, undiscounted and without interest, would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses. Amortization expense from continuing operations was approximately $4,841,000, $1,334,000 and $33,000 in 1998, 1997 and 1996,
respectively.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

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

  Premium Recognition


     Premiums from short duration contracts are recognized as revenue in proportion to the insurance coverage provided, which is generally ratable over the terms of the policies. Century has no long-duration contracts from which it is paid premiums. Unearned premiums are generally computed on the daily pro rata basis and include amounts relating to assumed reinsurance.


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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

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


     Forty-eight of the acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired companies have been included in the accompanying consolidated and combined financial statements since the dates of acquisition. The aggregate purchase price of these acquisitions was approximately $194.0 million (of which $18.0 million represented assumed liabilities and $102.3 million represented the fair value of restricted common stock), excluding future contingent consideration of up to $22.6 million in cash and/or notes and 3.4 million shares of restricted common stock (estimated fair value of $33.0 million at acquisition) based on the acquired companies ability to meet or exceed certain performance goals. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the acquired companies based upon their respective fair market values. Goodwill approximated $293.4 million and is being amortized over periods not exceeding 40 years. As a result of the nature of the assets and liabilities of the businesses acquired, there were no material identifiable intangible assets or liabilities.



     The following data summarizes, on an unaudited pro forma basis, the combined results of continuing operations of Century and the businesses acquired during fiscal 1998 for the two years ended December 31, 1998. The pro forma amounts give effect to appropriate adjustments resulting from the combination, but are not necessarily indicative of future results of operations or of what results would have been for the combined companies (in thousands):


                                                               1998        1997
                                                             --------    --------
Net revenues -- pro forma..................................  $475,715    $351,465
                                                             ========    ========
Net income -- pro forma....................................  $ 50,912    $ 21,623
                                                             ========    ========
Earnings per common share -- pro forma
  -- basic.................................................  $   0.76    $   0.41
                                                             ========    ========
  -- diluted...............................................  $   0.63    $   0.33
                                                             ========    ========

     Century exchanged 6.5 million shares of its common stock for all of the respective common stock of twenty acquisitions accounted for under the pooling-of-interests method of accounting for business combinations. Accordingly, Century's financial statements have been restated to include the results of the pooled entities for all periods presented.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Revenues and net income for Century and the pooled entities prior to their respective mergers for the year ended December 31, were as follows:

                                                    1998        1997       1996
                                                  --------    --------    -------
Revenues
  Company.......................................  $317,307    $108,230    $35,769
  Pooled entities...............................    34,721      62,893     54,451
                                                  --------    --------    -------
  Combined......................................  $352,028    $171,123    $90,220
                                                  ========    ========    =======
Net Income
  Company.......................................  $ 35,077    $ 11,530    $ 4,384
  Pooled entities...............................     4,360       4,726      2,719
                                                  --------    --------    -------
  Combined......................................  $ 39,437    $ 16,256    $ 7,103
                                                  ========    ========    =======

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

3. INVESTMENTS

     The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1998 were as follows (in thousands):

                                                      GROSS         GROSS       ESTIMATED
                                       AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                         COST         GAINS         LOSSES        VALUE
                                       ---------    ----------    ----------    ---------
U.S. Treasury securities and
  obligations of U.S. government
  agencies...........................   $ 8,040        $129          $13         $ 8,156
  Corporate securities...............     4,044          33           --           4,077
  Mortgage-backed securities.........        72          --           --              72
                                        -------        ----          ---         -------
          Totals.....................   $12,156        $162          $13         $12,305
                                        =======        ====          ===         =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The amortized cost and estimated fair value of securities available for sale at December 31, 1998 were as follows (in thousands):

                                                      GROSS         GROSS       ESTIMATED
                                       AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                         COST         GAINS         LOSSES        VALUE
                                       ---------    ----------    ----------    ---------
Fixed Maturities:
  U.S. Treasury securities and
     obligations of U.S. government
     agencies........................   $ 1,652        $ 39          $  -        $ 1,691
  Corporate securities...............    15,273          30            64         15,239
  Municipal bonds....................    21,825         193            27         21,991
  Mortgage-backed securities.........    18,354          25            36         18,343
  Other asset-backed securities......     7,465          42            91          7,416
                                        -------        ----          ----        -------
                                         64,569         329           218         64,680
Equity securities....................     6,165         156           122          6,199
                                        -------        ----          ----        -------
          Totals.....................   $70,734        $485          $340        $70,879
                                        =======        ====          ====        =======

     Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1998, by contractual maturity, were as follows (in thousands):

                                                                           ESTIMATED
                                                              AMORTIZED      FAIR
                                                                COST         VALUE
                                                              ---------    ---------
Due in one year or less.....................................   $ 7,510      $ 7,550
Due after one year through five years.......................     4,498        4,583
Due after ten years.........................................        76          100
                                                               -------      -------
                                                                12,084       12,233
Mortgage-backed securities..................................        72           72
                                                               -------      -------
                                                               $12,156      $12,305
                                                               =======      =======

     The amortized cost and estimated fair value of fixed maturities available for sale at December 31, 1998, by contractual maturity, were as follows (in thousands):

                                                                           ESTIMATED
                                                              AMORTIZED      FAIR
                                                                COST         VALUE
                                                              ---------    ---------
Due in one year or less.....................................   $ 1,104      $ 1,106
Due after one year through five years.......................     6,295        6,341
Due after five years through ten years......................    24,934       25,022
Due after ten years.........................................     6,417        6,452
                                                               -------      -------
                                                                38,750       38,921
Mortgage-backed securities..................................    18,354       18,343
Other asset-backed securities...............................     7,465        7,416
                                                               -------      -------
                                                               $64,569      $64,680
                                                               =======      =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1997 were as follows (in thousands):

                                                      GROSS         GROSS       ESTIMATED
                                       AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                         COST         GAINS         LOSSES        VALUE
                                       ---------    ----------    ----------    ---------
U.S. Treasury securities and
  obligations of U.S. government
  agencies...........................   $ 6,971        $47           $17         $ 7,001
Corporate securities.................     6,810         14            34           6,790
  Foreign corporate bonds............       317         16            --             333
  Mortgage-backed securities.........       430          8            --             438
                                        -------        ---           ---         -------
          Totals.....................   $14,528        $85           $51         $14,562
                                        =======        ===           ===         =======

     The amortized cost and estimated fair value of securities available for sale at December 31, 1997 were as follows (in thousands):

                                                      GROSS         GROSS       ESTIMATED
                                       AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                         COST         GAINS         LOSSES        VALUE
                                       ---------    ----------    ----------    ---------
Fixed Maturities:
  U.S. Treasury securities and
     obligations of U.S government
     agencies........................   $ 7,681       $  179         $ 17        $ 7,843
  Corporate securities...............    16,817          226            7         17,036
  Foreign corporate bonds............     1,009           --           32            977
  Mortgage-backed securities.........    13,402          338            5         13,735
  Other-asset backed securities......    11,842          120            8         11,954
                                        -------       ------         ----        -------
                                         50,751          863           69         51,545
Equity securities....................     6,392        1,736          150          7,978
                                        -------       ------         ----        -------
          Totals.....................   $57,143       $2,599         $219        $59,523
                                        =======       ======         ====        =======

     Net investment income was comprised of the following for the years ended December 31 (in thousands):

                                                        1998      1997      1996
                                                       ------    ------    ------
Interest.............................................  $5,309    $4,519    $3,652
Dividends............................................     391       341       142
                                                       ------    ------    ------
          Total investment income....................   5,700     4,860     3,794
          Less: investment expense...................    (319)     (336)     (230)
                                                       ------    ------    ------
Net investment income................................  $5,381    $4,524    $3,564
                                                       ======    ======    ======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Realized gains and losses on investments for the years ended December 31 are as follows (in thousands):

                                                        1998      1997      1996
                                                       ------    ------    ------
Realized gains:
  Available for sale:
     Fixed maturities................................  $1,511    $   26    $  117
     Equity securities...............................   1,760     3,066     1,381
  Other..............................................      --        --       125
                                                       ------    ------    ------
          Total realized gains.......................   3,271     3,092     1,623
                                                       ------    ------    ------
Realized losses:
  Available for sale:
     Fixed maturities................................      97        10        32
     Equity securities...............................     173        38        35
  Other..............................................      --        --        27
                                                       ------    ------    ------
          Total realized losses......................     270        48        94
                                                       ------    ------    ------
  Net realized gains on investments..................  $3,001    $3,044    $1,529
                                                       ======    ======    ======

     The change in net unrealized appreciation of investments is summarized as follows (in thousands):

                                                      1998       1997       1996
                                                     -------    -------    -------
Available for sale:
  Fixed maturities.................................  $  (683)   $   444    $  (708)
  Equity securities................................   (1,552)    (3,413)     1,483
                                                     -------    -------    -------
                                                     $(2,235)   $(2,969)   $   775
                                                     =======    =======    =======

     The components of net unrealized appreciation on securities available for sale at December 31 were as follows (in thousands):

                                                        1998     1997      1996
                                                        ----    ------    -------
Gross unrealized appreciation.........................  $145    $2,380    $ 5,349
Deferred income tax...................................   (16)     (618)    (1,518)
                                                        ----    ------    -------
  Net unrealized appreciation.........................  $129    $1,762    $ 3,831
                                                        ====    ======    =======

     As a result of the adoption of SFAS 130 in 1998, reclassification adjustments related to gains on securities available for sale at December 31 were as follows (in thousands):

                                                         1998      1997      1996
                                                        ------    ------    ------
Holding gains (losses) arising during the period......    (766)      (75)    2,304
Reclassification adjustment for gains realized in net
  income..............................................   3,001     3,044    (1,529)
                                                        ------    ------    ------
  Other comprehensive income (loss)...................  (2,235)   (2,969)      775
  Income tax expense (benefit)........................    (602)     (900)      299
                                                        ------    ------    ------
  Other comprehensive income (loss), net of tax.......  (1,633)   (2,069)      476
                                                        ======    ======    ======

     Fixed maturities held to maturity and certificates of deposit with a carrying value of approximately $10,085,000 and $9,869,000 at December 31, 1998 and December 31, 1997, respectively, were on deposit with regulatory authorities as required by law. At December 31, 1998 and 1997, all mortgage loans were secured by properties in the states of California, Michigan and Ohio.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

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

4.  DEFERRED POLICY ACQUISITION COSTS

     At December 31, changes in deferred policy acquisition costs were as follows (in thousands):

                                                        1998       1997      1996
                                                      --------    ------    ------
Balance, beginning of year..........................  $  4,478    $4,345    $3,428
Policy acquisition costs deferred...................    16,200     9,803     8,616
Amortized to expense during the year................   (14,932)   (9,670)   (7,699)
                                                      --------    ------    ------
  Balance, end of year..............................  $  5,746    $4,478    $4,345
                                                      ========    ======    ======

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The impact of reinsurance is as follows (in thousands):

                                                     1998       1997       1996
                                                    -------    -------    -------
Premiums written:
  Direct..........................................  $54,458    $47,488    $42,420
  Assumed.........................................   28,475     12,263        468
  Ceded...........................................  (34,836)   (22,263)   (11,739)
                                                    -------    -------    -------
          Net.....................................  $48,097    $37,488    $31,149
                                                    =======    =======    =======
Premiums earned:
  Direct..........................................  $53,127    $48,085    $39,311
  Assumed.........................................   23,226      7,647        576
  Ceded...........................................  (31,457)   (18,494)   (12,236)
                                                    -------    -------    -------
          Net.....................................  $44,896    $37,238    $27,651
                                                    =======    =======    =======
Losses and loss expense incurred:
  Direct..........................................  $24,066    $20,135    $18,618
  Assumed.........................................   18,056      2,820        210
  Ceded...........................................  (18,408)    (2,273)    (1,204)
                                                    -------    -------    -------
          Net.....................................  $23,714    $20,682    $17,624
                                                    =======    =======    =======

     The reinsurance payables were $10,285,000 and $7,828,000 at December 31, 1998 and 1997, respectively.

     Reinsurance recoverables were comprised of the following as of December 31 (in thousands):

                                                     1998       1997       1996
                                                    -------    -------    -------
Recoverables on unpaid losses and loss expenses...  $16,438    $ 8,256    $ 8,114
Receivables on ceding commissions and other.......    5,365      5,851      2,702
Receivables on paid losses and expenses...........    2,115      1,108        369
                                                    -------    -------    -------
                                                    $23,918    $15,215    $11,185
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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

6.  LIABILITY FOR LOSSES AND LOSS EXPENSES PAYABLE

     Activity in the liability for unpaid losses and loss expenses is summarized as follows (in thousands):

                                                     1998       1997       1996
                                                    -------    -------    -------
Balance at January 1..............................  $50,655    $41,099    $37,002
  Less: reinsurance recoverables, net.............   (8,256)    (8,114)    (8,914)
                                                    -------    -------    -------
Net balance at January 1..........................   42,399     32,985     28,088
                                                    -------    -------    -------
Incurred related to:
  Current year....................................   26,742     21,839     17,216
  Prior years.....................................   (3,028)    (1,157)       408
                                                    -------    -------    -------
          Total incurred..........................   23,714     20,682     17,624
                                                    -------    -------    -------
Paid related to:
  Current year....................................    7,918      2,468      3,684
  Prior years.....................................   13,639      8,800      9,043
                                                    -------    -------    -------
          Total paid..............................   21,557     11,268     12,727
                                                    -------    -------    -------
Net balance at December 31........................   44,556     42,399     32,985
Plus: reinsurance recoverables, net...............   16,438      8,256      8,114
                                                    -------    -------    -------
Balance at December 31............................  $60,994    $50,655    $41,099
                                                    =======    =======    =======

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

7.  INCOME TAXES

     A summary of income tax expense (benefit) included in the consolidated and combined statements of income is as follows (in thousands):

                                                       1998       1997      1996
                                                      -------    ------    ------
Continuing operations:
  Current:
     Federal........................................  $20,092    $8,232    $2,495
     State and Local................................    3,161     1,075       409
                                                      -------    ------    ------
                                                       23,253     9,307     2,904
  Deferred income taxes.............................   (2,019)   (2,764)     (901)
                                                      -------    ------    ------
          Total continuing operations...............   21,234     6,543     2,003
Discontinued operations.............................       --      (621)       91
                                                      -------    ------    ------
                                                      $21,234    $5,922    $2,094
                                                      =======    ======    ======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The provision for income taxes attributable to earnings from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands):

                                                       1998       1997      1996
                                                      -------    ------    ------
Tax at statutory rate...............................  $21,235    $8,412    $3,109
State taxes (net of federal benefit)................    1,855       454       270
Change in valuation allowance.......................   (1,379)     (908)     (589)
Tax exempt interest and dividends received
  deduction.........................................     (176)      (78)      (33)
Nondeductible goodwill..............................    1,413       383        --
Change in estimated liabilities.....................       --        --       196
Acquired nontaxable entities........................   (1,344)   (1,477)     (955)
Other, net..........................................     (370)     (243)        5
                                                      -------    ------    ------
Provision for income taxes from continuing
  operations........................................  $21,234    $6,543    $2,003
                                                      =======    ======    ======
Effective income tax rate...........................       35%       27%       22%
                                                      =======    ======    ======
Pro forma effective income tax rate on pooled
  entities..........................................       37%       33%       32%
                                                      =======    ======    ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are as follows (in thousands):

                                                               1998      1997
                                                              ------    ------
Deferred tax assets:
Loss expenses payable discounting...........................  $2,789    $2,852
Net operating loss carryforwards............................   2,584     2,696
Unearned premiums not deductible............................   1,379     1,122
Deferred compensation.......................................   3,527       632
Allowance for doubtful accounts.............................   1,311       388
Other deferred tax assets...................................     611        97
                                                              ------    ------
          Total gross deferred tax assets...................  12,201     7,787
          Less: valuation allowance.........................    (756)   (2,135)
                                                              ------    ------
Net deferred tax assets.....................................  11,445     5,652
                                                              ------    ------
Deferred tax liabilities:
Change in accounting method.................................   7,940     3,782
Unrealized appreciation on investments......................      16       618
Deferred policy acquisition costs...........................   2,011     1,523
Reinsurance recoverable.....................................     581       408
Deferred commission revenues................................     841        --
Accelerated depreciation and amortization...................   1,131        --
Other deferred tax liabilities..............................   1,051       235
                                                              ------    ------
          Total gross deferred tax liabilities..............  13,571     6,566
                                                              ------    ------
Net deferred tax liability, included in income taxes in the
  consolidated and combined balance sheets..................  $2,126    $  914
                                                              ======    ======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

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

8.  BANK DEBT, NOTES PAYABLE, AND CAPITALIZED LEASES


     Century maintains lines of credit with several banks. Century's primary line of credit is a $100,000,000 revolving credit facility with several financial institutions, with Bank of America as Agent, and expiring August 8, 2000. At December 31, 1998, approximately $44,000,000 was outstanding under such credit facility. Century's lines of credit are subject to normal banking terms and conditions. In addition, under such credit facility, Century cannot pay cash dividends without the prior written consent of the lender.


     Bank debt, notes payable, and capitalized leases, consist of the following (in thousands):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Bank debt:
  Revolving credit facilities, effective rates of 6.25% to
     8.5%...................................................  $44,000    $ 8,401
                                                              =======    =======
Notes payable and Capitalized leases:
  Promissory notes payable to former owners of acquired
     businesses, various rates, due 1999 to 2006............  $24,793    $ 8,523
  Other notes payable, various rates, due 1999 to 2005......    5,327      7,082
  Capitalized leases, various rates, payable in installments
     through 2002...........................................      436        131
  Other.....................................................       --        390
                                                              -------    -------
                                                              $30,556    $16,126
                                                              =======    =======

     At December 31, 1998 aggregate maturities of bank debt, notes payable, and capitalized leases, were as follows (in thousands):

                 YEARS ENDING DECEMBER 31,
                 -------------------------
1999........................................................    $27,765
2000........................................................      1,042
2001........................................................        919
2002........................................................        227
2003........................................................     44,195
Thereafter..................................................        408
                                                                -------
                                                                $74,556
                                                                =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

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

9. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     Century leases certain of its premises and equipment under various operating lease agreements. At December 31, 1998, future minimum rental commitments becoming payable under all operating leases from continuing operations are as follows (in thousands):

                 YEARS ENDING DECEMBER 31,
                 -------------------------
1999........................................................    $18,644
2000........................................................     15,704
2001........................................................     13,172
2002........................................................      9,817
2003........................................................      6,877
Thereafter..................................................     17,832
                                                                -------
                                                                $82,046
                                                                =======

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

     The consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). Century's insurance subsidiaries file annual financial statements with the Ohio Department of Insurance and are prepared on the basis of accounting practices prescribed by such regulatory authorities, which differ from GAAP. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES prescribed. All material transactions recorded by Century's insurance subsidiaries are in accordance with prescribed practices.

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

     During 1997 and 1998, Century completed registration filings relating to its common stock. The shares were registered under the Securities Act on behalf of selling shareholders in order to permit the public or private sale or distribution of the shares. Accordingly, Century does not receive any proceeds from the sale of these shares. In total, 44,172,519 shares of common stock were registered, of which 19,160,599 were issuable upon exercise of outstanding warrants. In addition to these filings, Century also completed two shelf registration filings in December 1997. Century has registered 7,729,468 shares of common stock issuable in connection with acquisitions under the Securities Act and $125 million in debt, common stock, or warrants. To date, Century has issued 3,791,973 of common stock and expects to issue $25 million of common stock and warrants, leaving 3,937,495 and $100 million available for future use.

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Information relating to the stock option plans is summarized below:

                                                   1998         1997         1996
                                                 ---------    ---------    --------
Outstanding at beginning of year...............  2,060,540      317,072     190,200
Granted (a)....................................  1,624,995    1,870,500     230,000
Exercised (b)..................................    (60,820)     (53,032)   (101,960)
Expired or canceled............................    (44,200)     (74,000)     (1,168)
                                                 ---------    ---------    --------
Outstanding at end of year (c).................  3,580,515    2,060,540     317,072
                                                 ---------    ---------    --------
Exercisable at end of year (d).................    469,880      567,640      22,320
                                                 =========    =========    ========
Available for future grant at the end of
  year.........................................  1,840,325      342,500     273,000
                                                 =========    =========    ========

---------------

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

(d) Options exercisable at December 31, 1998 and 1997 averaged $9.25 and $7.11, respectively.

     Had the cost of stock option plans been determined based on the provisions of SFAS No. 123, Century's net income and earnings per share pro forma amounts would be as follows (in thousands):

                                             AS REPORTED            PRO FORMA
                                          ------------------    ------------------
                                           BASIC     DILUTED     BASIC     DILUTED
                                          -------    -------    -------    -------
1998
Net income..............................  $39,437    $39,437    $38,354    $38,354
                                          =======    =======    =======    =======
Net income per common share.............  $  0.65    $  0.53    $  0.63    $  0.52
                                          =======    =======    =======    =======
1997
Net income..............................  $16,256    $16,256    $15,924    $15,924
                                          =======    =======    =======    =======
Net income per common share.............  $  0.38    $  0.30    $  0.37    $  0.29
                                          =======    =======    =======    =======
1996
Net income..............................  $ 7,103    $ 7,103    $ 7,077    $ 7,077
                                          =======    =======    =======    =======
Net income per common share.............  $  0.30    $  0.24    $  0.30    $  0.24

     The above results may not be representative of the effects on net income for future years.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Century applied the Black-Scholes option-pricing model to determine the fair value of each option granted in 1998, 1997 and 1996. Below is a summary of the assumptions used in the calculation:

                                                          1998     1997     1996
                                                          -----    -----    -----
Risk-free interest rate.................................   6.07%    6.01%    6.03%
Dividend yield..........................................     --       --       --
Expected volatility.....................................  35.00%   35.00%   35.00%
Expected option life (in years).........................   3.75     3.75     3.75

     The stock options issued to key employees in 1998 were assumed to vest at a rate of 100%.

13. EARNINGS PER SHARE

     For the years presented, Century presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------
                                                      1998        1997        1996
                                                    --------    --------    --------
Numerator
  Net Income......................................  $39,437     $16,256     $ 7,103
Denominator:
  Basic
     Weighted average common shares...............   61,129      42,776      23,699
  Diluted
     Warrants.....................................   12,506      11,721       6,001
     Options......................................      458         243         168
     Contingent shares............................      240          --          --
                                                    -------     -------     -------
          Total...................................   74,333      54,740      29,868
                                                    =======     =======     =======
Basic EPS.........................................  $  0.65     $  0.38     $  0.30
                                                    =======     =======     =======
Diluted EPS.......................................  $  0.53     $  0.30     $  0.24
                                                    =======     =======     =======
Pro forma income data:
  Pro forma net income............................  $38,541     $16,014     $ 6,186
                                                    =======     =======     =======
  Basic EPS.......................................  $  0.63     $  0.37     $  0.26
                                                    =======     =======     =======
  Diluted EPS.....................................  $  0.52     $  0.29     $  0.21
                                                    =======     =======     =======

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     As a result of the adoption of SFAS No. 128 in 1997, Century's reported earnings per share for 1996 were restated. The effect of this accounting change on previously reported earnings per share (EPS) was as follows:

                                                                1996
                                                                -----
Per share amount
Primary EPS as reported.....................................    $0.26
Effect of SFAS No. 128......................................     0.04
                                                                -----
  Basic EPS as restated.....................................    $0.30
                                                                =====
Fully diluted EPS as reported...............................    $0.20
  Effect of SFAS No. 128....................................     0.04
                                                                -----
Diluted EPS as restated.....................................    $0.24
                                                                =====

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

     Cash paid during the year for:

                                                         1998      1997      1996
                                                        -------   ------    ------
Interest..............................................  $ 1,972   $  692    $  388
                                                        =======   ======    ======
  Income Taxes........................................  $17,238   $5,896    $1,749
                                                        =======   ======    ======

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     In December 1998, Century sold M&N Risk Management, Inc. and M&N Enterprises, Inc. for cash and notes, resulting in a gain of approximately $1.5 million which is included in "Other expenses, net" in the accompanying consolidated and combined statements of income.

16. SUBSEQUENT EVENTS

     From January 1, 1999 to March 4, 1999, Century completed the acquisition of five accounting, tax, valuation, and advisory service businesses. The aggregate purchase price of these acquisitions was approximately $9.0 million, excluding future contingent consideration of up to $1.3 million in cash and 148,549 shares of restricted common stock (estimated stock value of $1.2 million at acquisition) based on the acquired companies ability to meet certain performance goals. All of these transactions will be accounted for under the purchase method of accounting.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data are summarized as follows (amounts in thousands, except per share amounts):

                                                                1998
                                       ------------------------------------------------------
                                       MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                       ---------    --------    -------------    ------------
Revenues.............................   $78,681     $81,234        $85,344         $106,769
                                        =======     =======        =======         ========
Net income...........................   $ 9,225     $ 9,106        $ 9,532         $ 11,574
                                        =======     =======        =======         ========
Earnings per common share:
  Basic..............................   $  0.18     $  0.16        $  0.15         $   0.17
                                        =======     =======        =======         ========
  Diluted............................   $  0.14     $  0.13        $  0.13         $   0.15
                                        =======     =======        =======         ========
Pro forma earnings per common share:
  Basic..............................   $  0.17     $  0.16        $  0.15         $   0.17
                                        =======     =======        =======         ========
  Diluted............................   $  0.13     $  0.12        $  0.12         $   0.15
                                        =======     =======        =======         ========
Weighted average common shares.......    51,364      56,449         62,218           68,501
                                        =======     =======        =======         ========
Weighted average common shares and
  diluted potential common shares:...    65,712      72,126         75,787           77,851
                                        =======     =======        =======         ========

                                                                1997
                                       ------------------------------------------------------
                                       MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                       ---------    --------    -------------    ------------
Revenues.............................   $33,153     $37,931        $41,832         $ 58,207
                                        =======     =======        =======         ========
Income from continuing operations....   $ 4,475     $ 4,439        $ 4,425         $  4,152
Income (loss) from discontinued
  operations.........................      (534)       (179)            50             (572)
                                        -------     -------        -------         --------
Net income...........................   $ 3,941     $ 4,260        $ 4,475         $  3,580
                                        =======     =======        =======         ========
Earnings per common share:
  Basic -
     Continuing Operations...........   $  0.11     $  0.11        $  0.10         $   0.09
     Discontinued operations.........     (0.01)      (0.01)            --            (0.01)
                                        -------     -------        -------         --------
     Net Income......................   $  0.10     $  0.10        $  0.10         $   0.08
                                        =======     =======        =======         ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                                                1997
                                       ------------------------------------------------------
                                       MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                       ---------    --------    -------------    ------------
Earnings per common share:
  Diluted -
     Continuing operations...........   $  0.08     $  0.08        $  0.08         $   0.07
     Discontinued operations.........     (0.01)         --             --            (0.01)
                                        -------     -------        -------         --------
     Net income......................   $  0.07     $  0.08        $  0.08         $   0.06
                                        =======     =======        =======         ========
Pro forma earnings per common share:
  Basic..............................   $  0.10     $  0.09        $  0.09         $   0.09
                                        =======     =======        =======         ========
  Diluted............................   $  0.07     $  0.07        $  0.07         $   0.07
                                        =======     =======        =======         ========
Weighted average common shares.......    40,343      41,653         43,764           45,129
                                        =======     =======        =======         ========
Weighted average common shares and
  diluted potential common shares:...    53,895      52,878         54,828           56,330
                                        =======     =======        =======         ========

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Segment information for the December 31, 1998, 1997, and 1996 was as follows:

                                                           1998
                                      ----------------------------------------------
                                      BUSINESS                 CORPORATE
                                      SERVICES    INSURANCE    AND OTHER     TOTAL
                                      --------    ---------    ---------    --------
Revenues............................  $297,520    $ 54,508     $     --     $352,028
Intercompany revenue................    16,892          --      (16,892)          --
Pre-tax income......................    59,682      10,155       (9,166)      60,671
Depreciation and amortization.......     9,528      15,353          626       25,507
Total assets........................   187,604     152,013      309,060      648,677

                                                           1997
                                      ----------------------------------------------
                                      BUSINESS                 CORPORATE
                                      SERVICES    INSURANCE    AND OTHER     TOTAL
                                      --------    ---------    ---------    --------
Revenues............................  $126,304    $ 44,819     $      0     $171,123
Pre-tax income......................    15,778      12,094       (3,838)      24,034
Depreciation and amortization.......     3,133       9,713          225       13,071
Total assets........................   171,910     124,070       20,637      316,617

                                                           1996
                                      ----------------------------------------------
                                      BUSINESS                 CORPORATE
                                      SERVICES    INSURANCE    AND OTHER     TOTAL
                                      --------    ---------    ---------    --------
Revenues............................  $ 56,057    $ 34,163     $     --     $ 90,220
Pre-tax income......................     5,221       5,865       (1,942)       9,144
Depreciation and amortization.......       990       7,699           38        8,727
Total assets........................    28,719     107,685       58,339      194,743

                        CENTURY BUSINESS SERVICES, INC.

               SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1998

                                 (IN THOUSANDS)

                       COLUMN A                          COLUMN B    COLUMN C       COLUMN D
-------------------------------------------------------  --------    --------    ---------------
                                                                                     AMOUNT
                                                                                    AT WHICH
                                                                                  SHOWN IN THE
                  TYPE OF INVESTMENT                       COST       VALUE       BALANCE SHEET
                  ------------------                     --------    --------    ---------------
Fixed maturities -- held in maturity:
Bonds:
  U.S. Treasury securities and obligations of U.S
     government agencies...............................     8,040       8,156          8,040
  Corporate securities.................................     4,044       4,077          4,044
  Mortgage-backed securities...........................        72          72             72
Fixed maturities -- available for sale:
Bonds:
  U.S. Treasury securities and obligations of U.S
     government agencies...............................     1,652       1,691          1,691
  Corporate securities.................................    15,273      15,239         15,239
  Municipal bonds......................................    21,825      21,991         21,991
  Mortgage-backed securities...........................    18,354      18,343         18,343
  Other-asset backed securities........................     7,465       7,416          7,416
                                                         --------    --------       --------
          Total fixed maturities.......................    76,725      76,985         76,836
                                                         --------    --------       --------
Equity securities:
Common Stock:
  Industrial, miscellaneous and all other..............       634         677            677
Nonredeemable preferred stocks.........................     5,531       5,522          5,522
                                                         --------    --------       --------
          Total equity securities......................     6,165       6,199          6,199
                                                         --------    --------       --------
Mortgage loans.........................................       740         740            740
Short-term investments.................................     3,470       3,470          3,470
                                                         --------    --------       --------
          Total investments............................    87,100      87,394         87,245
                                                         ========    ========       ========

                        CENTURY BUSINESS SERVICES, INC.

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

          COLUMN                                               COLUMN
            A                COLUMN B        COLUMN C            D            COLUMN E         COLUMN F
--------------------------  -----------    -------------    ------------    ------------    ---------------
                                           FUTURE POLICY
                             DEFERRED        BENEFITS,                      OTHER POLICY
                              POLICY       LOSSES CLAIM                      CLAIMS AND
                            ACQUISITION     AND LOSSES        UNEARNED        BENEFITS
         SEGMENT               COST           EXPENSE         PREMIUMS        PAYABLES      PREMIUM REVENUE
         -------            -----------    -------------      --------      ------------    ---------------
Year Ended:
  December 31, 1998.......      5,746          60,994          29,236             N/A            44,896
  December 31, 1997.......      4,478          50,655          22,656             N/A            37,238
  December 31, 1996.......      4,345          41,099          18,637             N/A            27,651

                                                                                                COLUMN
                             COLUMN G        COLUMN H         COLUMN I        COLUMN J             K
                            -----------    -------------    ------------    ------------    ---------------
                                                            AMORTIZATION
                                                            OF DEFERRED
                                NET                            POLICY          OTHER            DIRECT
                            INVESTMENT      LOSSES AND      ACQUISITION      OPERATING         PREMIUMS
                              INCOME       LOSS EXPENSE        COSTS          EXPENSES          WRITTEN
                            ----------     ------------     ------------     ---------         --------
Year Ended:
  December 31, 1998.......      5,381          23,714          14,932           7,289            54,458
  December 31, 1997.......      4,524          20,682           9,670           2,677            47,488
  December 31, 1996.......      3,564          17,624           7,699           2,951            42,420

                        CENTURY BUSINESS SERVICES, INC.

                            SCHEDULE IV-REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

           COLUMN A               COLUMN B     COLUMN C      COLUMN D      COLUMN E       COLUMN F
           --------             ------------   ---------   ------------   ----------   --------------
                                               CEDED TO    ASSUMED FROM                  PERCENTAGE
                                                 OTHER        OTHER                      OF AMOUNT
                                GROSS AMOUNT   COMPANIES    COMPANIES     NET AMOUNT   ASSUMED TO NET
                                ------------   ---------   ------------   ----------   --------------
Years Ended December 31, 1998
Property -- Casualty Earned
  Premiums....................    $53,127       $31,457      $23,226       $44,896         51.73%
Years Ended December 31, 1997
Property -- Casualty Earned
  Premiums....................     48,085        18,494        7,647        37,238         20.54%
Years Ended December 31, 1996
Property -- Casualty Earned
  Premiums....................     39,311        12,236          576        27,651          2.08%