Form 10-Q/A
period 1999-03-31
CENTURY BUSINESS SERVICES INC
filed 1999-09-24
CIK 944148

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------



                                  FORM 10-Q/A


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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.     FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)



                                                          MARCH 31,        DECEMBER 31,
                                                             1999              1998
                                                          ---------        ------------
                            ASSETS
Cash and cash equivalents                                 $  44,710         $  42,883
Cash held in trust                                           29,000              --
Accounts receivable, less allowance for doubtful
   accounts of $8,397 and $5,258                            139,671           102,681
Investments available for sale, at fair value                   324               328
Notes receivable - current                                   14,527            14,930
Other current assets                                          7,133             7,202
Net assets of discontinued operations                        45,926            45,883
                                                          ---------         ---------
     Total current assets                                   281,291           213,907

Goodwill, net of amortization of $7,757 and $5,838          310,474           293,374
Fixed assets, net of accumulated depreciation of
   $13,436 and $11,282                                       34,264            27,249
Notes receivable - non-current                                3,124             3,116
Other assets                                                  6,798             5,534
                                                          ---------         ---------
     Total non-current assets                               354,660           329,273
                                                          ---------         ---------

TOTAL CURRENT AND NON-CURRENT ASSETS                      $ 635,951         $ 543,180
                                                          =========         =========
                          LIABILITIES
Accounts payable                                          $  35,414         $  32,423
Income taxes - current                                        6,872             3,345
Notes payable and capitalized leases - current                5,787            27,765
Accrued expenses and other liabilities                       33,411            32,406
                                                          ---------         ---------
     Total current liabilities                               81,484            95,939

Bank debt                                                    69,000            44,000
Notes payable and capitalized leases-long term                2,566             3,246
Income taxes - deferred                                       6,763             3,593
Accrued expenses and other liabilities                       30,073               239
                                                          ---------         ---------
     Total non-current liabilities                          108,402            51,078
                                                          ---------         ---------
TOTAL CURRENT AND NON-CURRENT LIABILITIES                   189,886           147,017
                                                          ---------         ---------
                     SHAREHOLDERS' EQUITY
Common stock                                                    765               734
Additional paid-in capital                                  365,454           330,363
Retained earnings                                            80,886            65,692
Unearned ESOP                                                  --                (755)
Treasury stock                                                 (755)             --
Accumulated other comprehensive income                         (285)              129
                                                          ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                                  446,065           396,163
                                                          ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 635,951         $ 543,180
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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      -------------------------
                                                                        1999             1998
                                                                      --------         --------
NET CASH USED IN CONTINUING
OPERATING ACTIVITIES                                                  $ (7,616)        $ (5,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equity securities                                         --               (262)
   Proceeds from (additions to) notes receivable                          (283)             193
   Business acquisitions, net of cash acquired                          (8,055)          (8,113)
   Purchases of property and equipment                                  (8,181)          (3,154)
   Proceeds from dispositions of property and equipment                     32              109
                                                                      --------         --------
     Net cash used in investing activities                             (16,487)         (11,227)
                                                                      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank debt                                              42,000           41,600
   Proceeds from notes payable and capitalized leases                    1,503              438
   Payment of bank debt                                                (17,000)         (34,402)
   Payment of notes payable and capitalized leases                     (25,656)          (8,650)
   Proceeds from stock issuances, net                                   24,860           41,506
   Proceeds from exercise of stock options and warrants, net               302            5,040
   Other, net                                                              (79)            (455)
                                                                      --------         --------
     Net cash provided by financing activities                          25,930           45,077
                                                                      --------         --------
Net increase in cash and cash equivalents                                1,827           28,772
Cash and cash equivalents at beginning of period                        42,883           22,401
                                                                      --------         --------
Cash and cash equivalents at end of period                            $ 44,710         $ 51,173
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


         Eight of the acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired companies have been included in the accompanying condensed consolidated financial statements since the dates of acquisition. The aggregate purchase price of these acquisitions was approximately $13.3 million (of which $7.3 million represented the fair value of 955,000 shares of restricted Common Stock), excluding future contingent consideration of up to $6.8 million, representing $2.8 million in cash and/or notes and approximately 524,000 shares of restricted Common Stock (estimated fair value of $4.0 million at acquisition) based on the acquired companies' ability to meet or exceed certain performance goals. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the companies acquired based upon their respective fair market values. Future contingent consideration is recorded when earned as additional purchase price. Goodwill is being amortized over periods not exceeding forty years. As a result of the nature of the assets and liabilities of the businesses acquired, there were no material identifiable intangible assets.


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


3.       CASH AND CASH EQUIVALENTS AND CASH HELD IN TRUST


         Cash and cash equivalents consist of funds held on deposit and short-term highly liquid investments with a maturity of three months or less at the date of purchase. At various times during the year, Century had deposits with financial institutions in excess of the $100,000 federally insured limit.


         Cash held in trust represents funds on deposit from clients for which the Company is administering and settling claims. A related liability for these funds is recorded in accrued expenses and other liabilities in the balance sheet.


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

8.       SUBSEQUENT EVENTS


         Since March 31, 1999, Century completed the acquisition of two benefits administration and insurance firms, and one information technology firm. The aggregate purchase price of these acquisitions was approximately $9.0 million (of which $8.3 million represented the fair value of 759,000 shares of restricted Common Stock), excluding future contingent consideration of up to $4.3 million, representing $1.5 million in cash and/or notes and approximately 346,000 shares of restricted Common Stock (estimated fair value of $2.8 million at acquisition) based on the acquired companies' ability to meet or exceed certain performance goals. The acquisition of the benefits administration and insurance firms will be accounted for under the purchase method of accounting and the acquisition of the information technology firm is expected to be accounted for under the pooling-of-interests method of accounting.


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

RESULTS OF OPERATIONS
---------------------

Revenues


         Business service fees and commissions increased to $125.0 million for the three-month period ended March 31, 1999, from $66.6 million for the comparable period in 1998. The increase was attributable to the acquisitions completed subsequent to the first quarter of 1998 and from internal growth. For the companies with a full period of operations in 1999 and 1998, Century achieved an internal growth rate of 15.5%, which is based on the increase in revenues of such companies, including companies acquired that are accounted for as pooling of interests, from the three-month period ended March 31, 1999 as compared to the comparable period in 1998. The increase in revenues also reflects strong results from the companies that provide accounting and tax services, which derive a large part of their revenue from business activity in the first quarter of the year, as well as results from Century's cross-serving initiatives.


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


         Operating expenses increased to $92.3 million for the three-month period ended March 31, 1999, from $51.9 million for the comparable period in 1998, primarily due to purchase acquisitions made subsequent to the first quarter of 1998. As a percentage of business service fees and commissions, operating expenses decreased to 73.9% at March 31, 1999 from 77.8% for the comparable period, reflecting operating efficiencies and economies of scale achieved. The primary components of operating expenses are compensation expense, occupancy expense, and other operating expenses. Compensation expense increased due to purchase acquisitions as well as the significant amount of resources required by the firms that provide tax services, as the first quarter is their busiest quarter of the year. Occupancy expense and other operating expenses increased due to additional expense from purchase acquisitions, but as a percentage of business service fees and commissions decreased from 34.6% for the three-month period ended March 31, 1998 to 24.7% for the comparable period in 1999, representing operating efficiencies gained through successful integration efforts.


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

OTHER
-----


Total assets increased to $636.0 million at March 31, 1999, from $543.2 million at December 31,1998, primarily attributable to purchase acquisitions completed in the first quarter of 1999. Of the $92.8 million increase in total assets, the significant increases in assets include cash and cash equivalents of $30.8 million, accounts receivable of $37.0 million, and goodwill of $17.1 million. Total liabilities increased approximately $42.9 million, primarily due to the increase in accrued expenses and other liabilities related to cash deposited from clients, while total debt remained relatively consistent. Total shareholders' equity increased $49.9 million due to net income for the first quarter of 1999 of $15.3 million, proceeds from the investment of $25 million by an outside investor, the proceeds from the exercise of options and warrants, and business acquisitions.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   During the three month period ended March 31, 1999, cash and cash equivalents increased $1.8 million to $44.7 million, from $42.9 million at December 31, 1998, as cash provided by financing activities of $25.9 million exceeded cash used in operating activities of $7.6 million and cash used in investing activities of $16.5 million.


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


         We have sought compliance verification for 100% of vendor supported technology inventoried, local public utilities and services, banking and financial institutions, telecommunications services, property management companies (where our facilities are leased), and other material third parties on whom or on whose systems we rely. Significant business customers and clients are presently being contacted for compliance status and to coordinate Y2K contingency strategies. We received a written or verbal response on approximately 75% of our requests from vendors, approximately 80% of which stated they are Y2K compliant, and 20% of which stated that they had a plan for compliance in place. None of the responses indicated that they had not yet addressed the Y2K issue. Vendors that had not responded or did not provide compliant upgrades or patches were removed from our configuration standards and replaced by compliant systems of other vendors. Some property management companies, however, have delayed in responding. In many cases we have made four written requests for compliance. The property managers that have not responded are not material third parties and are not expected to have a material impact on our business if their systems are not year 2000 compliant. We intend to continue requesting Y2K compliance status responses from these property management companies.


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

ITEM 3.   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK


         The Company's exposure to market risk, including interest rate risk, is immaterial. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from levels at March 31, 1999, in each case the impact on the Company's financial condition and results of operations would be immaterial. The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps. The Company's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which the Company could borrow funds under its Credit Facility.


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


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this AMENDED report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Century Business Services, Inc.
                                                -------------------------------
                                                            (Registrant)

Date: September 23, 1999                        By: /s/ Charles D. Hamm, Jr.
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