Form 10-Q
period 1999-09-30
CENTURY BUSINESS SERVICES INC
filed 1999-11-15
CIK 944148

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


For the quarterly period ended         September 30,1999
                              --------------------------------------------------

                                                          OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934


For the transition period from       Not Applicable     to
                              --------------------------   ---------------------


Commission file number          0-25890
                      ----------------------------------------------------------


                         CENTURY BUSINESS SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                    22-2769024
---------------------------------------------           -------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
            or Organization)                            Identification No.)


6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio      44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)


(Registrant's Telephone Number, Including Area Code)        216-447-9000
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

                                                       Yes  X   No
                                                          -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Outstanding at
         Class of Common Stock                   October 31, 1999
         ---------------------                   ----------------

         Par value $.01 per share                   91,278,979
                                                    ----------

Exhibit Index is on page 16 of this report.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION:                                                        Page

           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets -
                      September  30, 1999 and December 31, 1998                            3

                      Condensed Consolidated Statements of Income -
                      Three and Nine Months Ended September  30, 1999 and 1998             4

                      Condensed Consolidated Statements of Cash Flows -
                      Nine Months Ended September  30, 1999 and 1998                       5

                      Notes to the Condensed Consolidated Financial Statements           6-9

           Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                        10-13

           Item 3.    Quantitative and Qualitative Information about Market Risk          13



PART II.   OTHER INFORMATION :

           Item 1.    Legal Proceedings                                                   14

           Item 2.    Changes in Securities                                            14-15

           Item 6.    Exhibits and Reports on Form 8-K                                    15

           Signature                                                                      15

           Exhibit Index                                                                  16


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)


                                                    September 30,  DECEMBER 31,
                                                        1999           1998
                                                     ---------      ---------
                             ASSETS
Cash and cash equivalents                            $  44,638      $  43,593
Restricted cash                                         20,877              -
Accounts receivable, less allowance for doubtful
   accounts of $8,327 and $5,378                       190,424        128,377
Notes receivable - current                               3,087         15,563
Other current assets                                    14,195          9,235
Net assets of discontinued operations                   40,238         45,883
                                                     ---------      ---------
     Total current assets                              313,459        242,651

Goodwill, net of accumulated amortization of
    $12,001 and $5,838                                 355,632        293,553
Fixed assets, net of accumulated depreciation of
   $19,919 and $14,490                                  53,097         29,207
Notes receivable - non-current                          14,350          3,116
Other assets                                            13,982          9,396
                                                     ---------      ---------
     Total non-current assets                          437,061        335,272
                                                     ---------      ---------

TOTAL  ASSETS                                        $ 750,520      $ 577,923
                                                     =========      =========

                           LIABILITIES
Accounts payable                                     $  41,904      $  38,690
Income taxes - current                                       -          3,783
Notes payable and capitalized leases - current           7,198         35,230
Accrued expenses and other liabilities                  36,041         37,129
                                                     ---------      ---------
     Total current liabilities                          85,143        114,832

Bank debt                                              115,000         44,000
Notes payable and capitalized leases - long term         2,303          6,741
Income taxes - deferred                                  8,436          7,009
Accrued expenses and other liabilities                  21,965            592
                                                     ---------      ---------
     Total non-current liabilities                     147,704         58,342

                                                     ---------      ---------
TOTAL LIABILITIES                                      232,847        173,174
                                                     =========      =========

                      STOCKHOLDERS' EQUITY
Common stock                                               881            795
Additional paid-in capital                             411,743        336,743
Retained earnings                                      109,505         69,715
Unearned ESOP                                           (1,794)        (2,549)
Treasury stock                                            (754)           (74)
Accumulated other comprehensive income (loss)           (1,908)           119
                                                     ---------      ---------

TOTAL STOCKHOLDERS' EQUITY                             517,673        404,749
                                                     ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 750,520      $ 577,923
                                                     =========      =========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)



                                                           THREE MONTHS ENDED,           NINE MONTHS ENDED,
                                                              SEPTEMBER 30,                SEPTEMBER 30
                                                          1999           1998           1999           1998
                                                       ---------      ---------      ---------      ---------
Business service fee and commission revenue            $ 138,119      $  91,118      $ 408,743      $ 247,417

Expenses:
     Operating                                           106,414         70,793        312,460        194,238
     Corporate general and administrative                  3,101          1,518          8,841          3,884
     Merger - Related                                      2,595          2,015          5,280          2,968
     Depreciation and amortization                         4,857          2,733         13,487          7,212
     Interest expense (income), net                          410            (33)           471           (145)
                                                       ---------      ---------      ---------      ---------
         Total expenses                                  117,377         77,026        340,539        208,157

Income from continuing operations before                  20,742         14,092         68,204         39,260
   income tax expense

Income tax expense                                         7,661          4,908         25,460         13,726

                                                       ---------      ---------      ---------      ---------
Income from continuing operations                         13,081          9,184         42,744         25,534

Income (loss) from discontinued operations, net of
  income tax expense                                      (1,417)         2,091           (548)         5,432
                                                       ---------      ---------      ---------      ---------

Net income                                             $  11,664      $  11,275      $  42,196      $  30,966
                                                       =========      =========      =========      =========

Basic earnings (loss) per share:

     Continuing operations                             $    0.15      $    0.13      $    0.51      $    0.40
     Discontinued operations                               (0.02)          0.03          (0.01)          0.08
                                                       ---------      ---------      ---------      ---------
     Net income                                        $    0.13      $    0.16      $    0.50      $    0.48
                                                       =========      =========      =========      =========

Diluted earnings (loss) per share:
     Continuing operations                             $    0.14      $    0.11      $    0.47      $    0.32
     Discontinued operations                               (0.02)          0.03          (0.01)          0.07
                                                       ---------      ---------      ---------      ---------
     Net income                                        $    0.12      $    0.14      $    0.46      $    0.39
                                                       =========      =========      =========      =========

Pro forma income data from continuing operations:
   Net income as reported                              $  13,081      $   9,184      $  42,744      $  25,534
   Pro forma adjustment for income tax expense               389            372          1,762          1,243
                                                       ---------      ---------      ---------      ---------
   Pro forma net income                                $  12,692      $   8,812      $  40,982      $  24,291
                                                       =========      =========      =========      =========
   Pro forma earnings per share:
     Basic                                             $    0.15      $    0.13      $    0.48      $    0.38
                                                       =========      =========      =========      =========
     Diluted                                           $    0.14      $    0.11      $    0.45      $    0.31
                                                       =========      =========      =========      =========

Weighted average common shares                            87,014         68,969         84,557         64,093
                                                       =========      =========      =========      =========
Weighted average common shares and dilutive
   potential common shares                                94,011         82,538         91,249         78,531
                                                       =========      =========      =========      =========



See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 ------------------------
                                                                    1999          1998
                                                                 ---------      ---------
NET CASH PROVIDED BY (USED IN) CONTINUING                        $  (4,047)     $   4,379
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from (additions to) notes receivable                       926          5,599
   Business acquisitions, net of cash acquired                     (31,009)       (59,725)
   Purchases of property and equipment                             (27,614)        (9,096)
   Proceeds from dispositions of property and equipment                337            424
                                                                 ---------      ---------
     Net cash used in investing activities                         (57,360)       (62,798)
                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank debt                                         197,000         68,500
   Proceeds from notes payable                                      12,933          5,718
   Payment of bank debt                                           (126,000)       (47,700)
   Payment of notes payable and capitalized leases                 (53,169)       (14,537)
   Proceeds from stock issuances, net                               24,572         47,695
   Proceeds from exercise of stock options and warrants, net         9,479         20,999
   Pre-merger equity transactions                                   (2,363)        (3,352)
                                                                 ---------      ---------
     Net cash provided by financing activities                      62,452         77,323
                                                                 ---------      ---------

Net increase in cash and cash equivalents                            1,045         18,904
Cash and cash equivalents at beginning of period                    43,593         23,502
                                                                 =========      =========

Cash and cash equivalents at end of period                       $  44,638      $  42,406
                                                                 =========      =========




See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries ("Century") as of September 30, 1999 and December 31, 1998, and the results of their operations for the three and nine-month periods ended September 30, 1999 and 1998, and cash flows for the nine-month periods ended September 30, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q and accordingly do not include all disclosures required by generally accepted accounting principles. The 1998 condensed consolidated balance sheet was derived from Century's audited consolidated balance sheet which has been restated to include the results of acquisitions accounted for under the pooling-of-interests method of accounting and gives effect to the planned divestiture of its specialty insurance segment, which is being accounted for as a discontinued operation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

2.       ACQUISITIONS

         During the third quarter 1999, the Company continued its strategic acquisition program, acquiring the businesses of thirteen complementary companies. These acquisitions comprised of the following: five accounting, tax, valuation and advisory firms, six benefits administration and insurance firms, one information technology firm, and one performance consulting firm.

         Century exchanged approximately 4.7 million shares of its common stock, with a fair value of $59.2 million, for all of the common stock of two acquisitions accounted for under the pooling-of-interests method of accounting for business combinations. Accordingly, Century's financial statements have been restated to include the results of the pooled entities for all periods presented.

         Eleven of the acquisitions were accounted for as purchases, and accordingly, the operating results of the acquired companies have been included in the accompanying condensed consolidated financial statements since the dates of acquisition. The aggregate purchase price of these acquisitions was approximately $27.9 million, comprised of $13.5 million in cash and 1.9 million shares of restricted common stock, fair value of $14.5 million. The aggregate purchase prices exclude future contingent consideration of up to $4.3 million, comprised of $2.1 million in cash and 0.3 million shares of restricted common stock, estimated fair value of $2.2 million at acquisition, which is based on the acquired companies' ability to meet or exceed certain performance goals. Goodwill is being amortized over periods not exceeding forty years. As a result of the nature of the assets and liabilities of the businesses acquired, there were no material identifiable intangible assets. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the companies acquired based upon their respective fair values. Future contingent consideration is recorded when earned as additional purchase price.

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


                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                1999            1998            1999            1998
                             -------------   -------------   -------------   -------------
Pro forma from continuing
operations:

Revenue                     $   141,401     $   105,582     $   434,084     $   290,808

Net income                  $    13,388     $    11,129     $    45,671     $    31,368

Earnings per share

 Basic                      $      0.15     $      0.15     $      0.53     $      0.46

 Diluted                    $      0.14     $      0.13     $      0.49     $      0.38




3.       CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

         Cash and cash equivalents consist of funds held on deposit and short-term highly liquid investments with a maturity of three months or less at the date of purchase. At various times during the year, Century had deposits with financial institutions in excess of the $100,000 federally insured limit.

         Restricted cash represents funds on deposit from clients for which the Company is administering and settling claims. A related liability for these funds is recorded in accrued expenses and other liabilities in the balance sheet.

4.       CONTINGENCIES

         Century is involved in litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome will not have a material adverse effect on Century's financial condition or results of operations. See "Part II - Other Information, Item 1. Legal Proceedings" for information regarding proceedings initiated during the current period.

5.       COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires reporting the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Balance Sheet. Items considered other comprehensive income are the adjustments made for unrealized holding gains and losses on available-for-sale securities (primarily held by the discontinued operations) and foreign currency translation adjustments. Comprehensive income for the three months ended September 30, 1999 and 1998 was $11.3 million and $10.8 million, respectively. Comprehensive income for the nine months ended September 30, 1999 and 1998 was $40.2 million and $29.8 million, respectively.

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


                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                           1999       1998       1999       1998
                                          ------     ------     ------     ------
         Denominator
            Basic
              Weighted average common
               shares                     87,014     68,969     84,557     64,093
                                          ------     ------     ------     ------

            Diluted
              Warrants                     6,359     12,478      6,164     13,721
              Options                        397        630        287        517
              Contingent shares              241        461        241        200
                                          ------     ------     ------     ------
                   Total                  94,011     82,538     91,249     78,531
                                          ======     ======     ======     ======



7.       DISCONTINUED OPERATIONS

         In April 1999, Century adopted a formal plan to divest its risk-bearing specialty insurance segment, which is no longer part of Century's strategic long-term growth objectives. The risk-bearing specialty insurance segment, which includes Century Surety Company, Evergreen National Indemnity, and Continental Heritage Insurance Company, is reported as a discontinued operation and its net assets and results of operations are reported separately in the unaudited condensed consolidated financial statements. Revenues from the discontinued operations for the three-month periods ended September 30, 1999 and 1998 were $12.4 million and $14.1 million, respectively, and for the nine-month periods ended September 30, 1999 and 1998 were $37.1 million and $40.1 million, respectively. The divestiture of the specialty insurance segment is not expected to result in a loss, and the Company expects to enter into a definitive agreement, subject to regulatory approval, prior to December 31, 1999.

8.       SUBSEQUENT EVENTS

         Acquisitions

         Since September 30, 1999, Century completed the acquisition of two accounting, tax, valuation and advisory firms. The aggregate purchase price of these acquisitions was approximately $4.9 million, comprised of $2.8 million in cash and 0.3 million shares of restricted common stock, fair value of $2.1 million. The aggregate purchase prices exclude future contingent consideration of up to $4.3 million, comprised of $2.6 million in cash and 0.2 million shares of restricted common stock, estimated fair value of $1.7 million at acquisition, which is based on the acquired companies' ability to meet or exceed certain performance goals. All of the aforementioned acquisitions will be accounted for under the purchase method of accounting.

         Strategic Alternatives

         On October 5, 1999, Century announced that it has retained Merrill Lynch & Co. to assist the Company in exploring alternatives to enhance shareholder value. Under consideration are a number of alternatives, including an alliance with a financial or strategic partner(s) and merging or selling the company.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) - (continued)


8.       SUBSEQUENT EVENTS (continued)

         Planned Divestitures

         In the fourth quarter of 1999, Century decided to and plans to divest itself of four or five smaller underperforming non-core operations acquired in early 1997. These divestitures are not expected to have a material effect on the results of operations or financial condition of the Company.


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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Century Business Services, Inc. ("Century") is a diversified services company, which acting through its subsidiaires provides professional outsourced business services to small and medium-sized companies, as well as individuals, government entities, and not-for-profit enterprises predominantly throughout the United States. Century provides integrated services in the following areas: accounting, advisory, tax, and valuation; litigation advisory services; benefits administration and insurance; human resources and payroll; and information technology through its CBIZ Interactive division.

RESULTS OF OPERATIONS
---------------------

Revenues

         Business service fees and commissions increased to $138.1 million for the three-month period ended September 30, 1999, from $91.1 million for the comparable period in 1998, an increase of $47.0 million, or 51.6%. The $47.0 million increase was primarily attributable to (i) Century's acquisitions completed subsequent to the third quarter of 1998 that were accounted for under the purchase method of accounting, which increased total revenues in 1999 by $30.4 million, and (ii) internal growth. For the nine-month period ended September 30, 1999, revenues increased to $408.7 million from $247.4 million for the comparable period in 1998, an increase of $161.3 million, or 65.2%. The $161.3 million increase was primarily attributable to (i) Century's acquisitions completed subsequent to the third quarter of 1998 that were accounted for under the purchase method of accounting, which increased total revenues in 1999 by $60.0 million, and (ii) internal growth.

         For the companies with a full period of operations for the three-month periods ended September 30, 1999 and 1998, Century achieved an internal growth rate of 17.5%. For the companies with a full period of operations in for the nine-month periods ended September 30, 1999 and 1998, Century achieved an internal growth rate of 15.6%. Internal growth rate is based on the increase in revenues of companies that have a full period of operations for the three and nine-month periods ended September 30, 1999, including companies that are accounted for as pooling of interests, as compared to the comparable periods in 1998.

Expenses

         Total expenses increased to $117.4 million and $340.5 million for the three and nine-month periods ended September 30, 1999, from $77.0 million and $208.2 million for the comparable periods in 1998. Such increase was primarily attributable to the increase in operating expenses, which reflects the impact of Century's acquisitions made subsequent to the third quarter of 1998. As a percentage of revenue, total expenses were 85.0% and 83.3% for the three and nine-month periods ended September 30, 1999, compared to 84.5% and 84.1% for the three and nine-month periods ended September 30, 1998. Excluding merger-related expenses, total expenses as a percentage of revenue were 83.1% and 82% for the three and nine month periods ended September 30, 1999, compared to 82.3% and 82.9% for the three and nine month periods ended September 30, 1998.

         Operating expenses increased to $106.4 million and $312.5 million for the three and nine-month periods ended September 30, 1999, from $70.8 million and $194.2 million for the comparable periods in 1998, primarily due to acquisitions completed subsequent to the third quarter of 1998 that were accounted for under the purchase method of accounting. As a percentage revenue, operating expenses for the three and nine-month periods ended September 30, 1999 were 77.0% and 76.4%, representing a slight decrease from 77.7% and 78.5% for the comparable periods. The primary components of operating expenses are compensation expense and occupancy expense. Compensation expense increased as a percentage of revenue to 52.0% and 51.0% for the three and nine-month periods ended September 30, 1999, from 49.0% and 46.0% in the comparable periods in 1998, due to purchase acquisitions, staff build up in connection with internal growth, and general increases for cost of living raises and incentives. Occupancy expense increased primarily due to additional expense from purchase acquisitions, but remained consistent as a percentage of revenue, representing 4.0% of revenue for the three and nine-month periods ended September 30, 1999, compared to 4.0% for the comparable periods in 1998.

         Corporate general and administrative expenses increased to $3.1 million and $8.8 million for the three and nine-month periods ended September 30, 1999, from $1.5 million and $3.9 million for the comparable periods in 1998. Such increase was attributable to the expansion of the corporate function to accommodate Century's infrastructure and corporate initiatives, such as the enterprise-wide solution to integrate back office operations, combining functions like general ledger, accounts receivable, accounts payable, and commission accounting. This solution will form the necessary high-level technical infrastructure to support subsequent phases of implementation, reducing the cost of a customer-relationship management system, e-procurements, payroll/human resources, and benefits. Corporate general and administrative expenses represented 2.2% of total revenues for the three and nine-month periods ended September 30, 1999, up from 1.7% and 1.6% for the comparable periods in 1998, respectively.

         For the three-month period ended September 30, 1999, merger-related expenses were $2.6 million ($1.9 million after-tax), up from $2.0 million ($1.3 million after-tax) for the comparable period in 1998. The increase in merger-related expenses for the three-month period is due to the increase in transaction and merger-related transactions costs incurred on two significant pooling transactions. The shareholders of one of the pooled transactions paid a $1.0 million investment banking fee ($1.0 million after tax) which was reflected on Century's income statement in the third quarter of 1999. Excluding this significant transaction fee that Century has not incurred in prior periods, merger-related expenses would have decreased by $0.4 million. For the nine-month periods ended September 30, 1999 and 1998, merger-related expenses were $5.3 million ($3.6 million after tax) and $3.0 million ($1.8 million after-tax), respectively, due to the aforementioned increase in transactions costs, and the build out of the mergers and acquisitions department throughout 1998, resulting in the full utilization of the department in 1999. Merger-related expenses are comprised primarily of professional fees incurred in transactions accounted for as poolings-of-interests and the salaries of professional employees dedicated to those merger activities, which the Company is in the process of scaling down.

         Depreciation and amortization expenses increased to $4.9 million and $13.5 million for the three and nine-month periods ended September 30, 1999, from $2.7 million and $7.2 million for the comparable periods in 1998. The increase is primarily a result of the increase in goodwill amortization resulting from the acquisitions completed by Century subsequent to the third quarter of 1998, as well as additional depreciation expense associated with purchases. As a percentage of total revenues, depreciation and amortization expense was 3.5% and 3.3% for the three and nine-month periods ended September 30, 1999, compared to 3.0% and 2.9% for the comparable periods in 1998.

         Century recorded income taxes from continuing operations of $8.1 million on a pro forma basis ($7.7 million actual) and $27.2 million on a pro forma basis ($25.5 million actual) for the three and nine-month periods ended September 30, 1999 compared to $5.3 million on a pro forma basis ($4.9 million actual) and $15.0 million on a pro forma basis ($13.7 million actual) for the comparable periods in 1998. The effective tax rate increased to 38.8% on a pro forma basis (36.9% actual) and 39.9% on a pro forma basis (37.3% actual) for the three and nine-month periods ended September 30, 1999, from 37.5% on a pro forma basis (34.8% actual) and 38.1% on a pro forma basis (35.0% actual) for the comparable periods in 1998. Income taxes are provided based on Century's anticipated annual effective rate.

OTHER
-----

         Total assets increased to $750.5 million at September 30, 1999, from $577.9 million at December 31, 1998, primarily attributable to purchase acquisitions completed during 1999. Total assets increased $172.6 million, primarily due to increases in cash held in trust of $20.9 million, accounts receivable of $62.0 million, goodwill of $62.1 million and fixed assets of $23.9 million. Total liabilities increased approximately $59.7 million, primarily due to the increase in bank debt of $71.0 million, and an increase in accrued expenses and other liabilities of $20.3 million, offset by the decrease in total notes payable and capitalized leases of $32.5 million. Total stockholders' equity increased $112.9 million due to net income for the first nine months of 1999 of $42.2 million, proceeds from the investment of $25 million by an outside investor, the proceeds from the exercise of options and warrants, and business acquisitions.

         In 1997, Century sold its Environmental Services business, which had been classified as a discontinued operation, for cash and notes, resulting in a loss of $0.6 million. At September 30, 1999, the outstanding balance of these notes was approximately $11.3 million in principal and $0.9 million in accrued interest. These notes became past due during the third quarter of 1999 and therefore were reclassified from current notes receivable to non-current notes receivable. The borrower was current on interest due until the note became past due, and Century is in the process of pursuing collection on the outstanding principal and accrued interest on these notes. Although these notes are past due and therefore impaired, a reserve is not required at this time as the Company reasonably expects to collect the entire amount of principal, as well as any accrued interest.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the nine-month period ended September 30, 1999, cash and cash equivalents increased $1.0 million to $44.6 million, from $43.6 million at December 31, 1998, as cash provided by financing activities of $62.5 million exceeded cash used by continuing operating activities of $4.0 million and cash used in investing activities of $57.4 million.

         Cash used in investing activities consisted primarily of cash used in business acquisitions and purchases of property and equipment. Significant purchases of property and equipment in the first nine months of 1999 are primarily attributable to the purchase of software from Oracle and related capital costs incurred to implement the enterprise-wide solution to integrate back office operations.

         During the nine months ended September 30, 1999, cash provided by financing activities consisted primarily of proceeds of $34.1 million from stock issuances and exercise of stock options and warrants, proceeds from the revolving credit facility of $197.0 million, and repayment of bank debt, notes payable, and capital leases. The primary source of cash from stock issuances resulted from the $25.0 million investment in Century by an outside investor, in exchange for 1.8 million restricted shares of common stock and 900,000 warrants. Fifty percent of the common stock is subject to a one-year lock-up restriction, while the remaining common stock is subject to a two-year lock-up restriction, and the warrants to purchase shares of common stock may be exercised under the following terms: 300,000 shares at $20 per share for 3 years; 300,000 shares at $25 per share for 4 years; and 300,000 shares at $30 per share for 5 years. The proceeds from these financing activities were used for general corporate purposes, working capital requirements, repayment of debt, and the cash portion of business acquisitions.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $26.0 million for the three-month period ended September 30, 1999, from $16.8 million for the comparable period in 1998, an increase of $9.2 million, or 54.9%. EBITDA increased to $82.2 million for the nine-month period ended September 30, 1999, from $46.3 million, for the comparable period in 1998, an increase of $35.9 million, or 77.4%. Such increases are primarily attributable to Century's acquisitions completed subsequent to the third quarter of 1998 that were accounted for under the purchase method of accounting.

         During 1998, Century received net proceeds of $47.7 million from a private placement of 3.8 million shares. Cash provided by financing activities consisted primarily of net proceeds received from this private placement, which together with warrants exercised, raised approximately $68.7 million during the nine months ended September 30, 1998. The proceeds from stock issuances, together with the proceeds from the revolving credit facility of $68.5 million, were used for repayment of debt and notes payable.

      During the third quarter of 1999, Century completed an amendment to its bank line of credit agreement with Bank of America, LLC, to increase its revolving credit facility from $100 million to $250 million. The increased borrowing capacity will be used to fund Century's rapid growth and to some extent, its acquisition program, which is expected to be funded with a larger cash component going forward. Although the existing debt covenants have been modified to conform to the increased line of credit, there have not been any significant changes in the nature or type of debt covenants as a result of the increased line of credit.

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

         Century's Y2K Compliance Project consists of four phases: (i) inventory and assessment of all business systems and applications subject to Y2K risk;
(ii) identification of such business systems and applications to determine the method of correcting any Y2K problems (ready now, repair, reconcile, replace or retire); (iii) remediation and testing of all business systems and applications that have Y2K problems; and (iv) implementation of corrective measures and certification of Y2K compliance through internal and external audits. We have completed the inventory and assessment phase and have identified and assessed seven areas of risk: a) internally developed business applications; b) third party vendor software, such as business applications, operating systems and special function software; c) computer hardware components; d) networks and network related equipment; e) telecommunications systems and associated equipment, such as phones and PBX switches; f) Century's own products and services that are software based; and g) embedded technology, such as microchips and security systems. Although we cannot be certain, we believe substantially that all our systems, applications and related software that are subject to Y2K compliance risk have been identified and that actions were or are currently being taken to complete the remediation on time. The initial implementation and verification phase has been completed. Our planned schedule of inter-dependency testing concluded in October. We continue to allow strategic testing and additional audit reviews to ensure against re-introducing potential exposures, to validate readiness of new acquisitions, and to remain current with industry best practices.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         The Company's exposure to market risk, including interest rate risk, is immaterial. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at September 30, 1999, in each case the impact on the Company's financial condition and results of operations would be immaterial. The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not issued debt instruments, entered into forward or futures contracts, purchased options or entered into swaps. The Company's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which the Company could borrow funds under its Credit Facility.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS

A lawsuit was filed on September 16, 1999 (the "Initial Suit") in the United States District Court for the Northern District of Ohio on behalf of purchasers of the common stock of Century within the inclusive period of February 6, 1998 through November 23, 1998 alleging ,among other things, false and misleading statements concerning Century's acquisition costs, revenue run rates and goodwill amortization periods. Two additional complaints were filed in the same court on September 29, 1999 and October 14, 1999, respectively, that contain allegations that are identical to the allegations contained in the Initial Suit. Century believes the lawsuits are without merit and intends defend them vigorously. It is the opinion of management that the ultimate resolution of the matters will not have a materially adverse effect on Century's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

(c) Issuance of unregistered shares during the three months ended September 30, 1999, were as follows:

All transactions listed below involve the issuance of shares of Common Stock by Century in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

On July 26, 1999, in connection with the acquisition of Gordon, Zucarelli & Handley Insurance, Ltd., Century paid cash and issued 207,692 shares of Common Stock in exchange for all the outstanding shares of Gordon, Zucarelli & Handley Insurance, Ltd.

On July 30, 1999, in connection with the acquisition of Broker Benefit Consultants, Inc., Century paid cash and issued 67,083 shares of Common Stock in exchange for all the outstanding shares of Broker Benefit Consultants, Inc.

On July 30, 1999, in connection with the acquisition of CMG Consulting, Inc., Century paid cash and issued 466,667 shares of Common Stock in exchange for all the outstanding shares of CMG Consulting, Inc.

On August 2, 1999, in connection with the acquisition of GS&A, Inc., Century paid cash and issued 24,836 shares of Common Stock in exchange for all the outstanding shares of GS&A, Inc.

On August 2, 1999, in connection with the acquisition of Karling & Associates, LLP, Century paid cash and issued 45,796 shares of Common Stock in exchange for all the outstanding shares of Karling & Associates, LLP.

On August 6, 1999, in connection with the acquisition of Employee Benefit Specialists, Inc., Century paid cash and issued 111,415 shares of Common Stock in exchange for all the outstanding shares of Employee Benefit Specialists, Inc.

On August 16, in connection with the acquisition of PR & Company Certified Public Accountants, Inc., Century paid cash and issued 138,000 shares of Common Stock in exchange for all the outstanding shares of PR & Company Certified Public Accountants, Inc.

On August 17, 1999, in connection with the acquisition of Halbert Katz & Co., P.C. Century paid cash and issued 274,050 shares of Common Stock in exchange for all the outstanding shares of Halbert Katz & Co, P.C.

On August 18, 1999, in connection with the acquisition of Competitive Technologies International, Inc., Century paid cash and issued 185,322 shares of Common Stock in exchange for all the outstanding shares of Competitive Technologies International, Inc.

On August 18, 1999, in connection with the acquisition of Steven A. Lake & Associates, Inc., Century paid cash and issued 176,538 shares of Common Stock in exchange for all the outstanding shares of Steven A. Lake & Associates, Inc.

On August 31, 1999, in connection with the acquisition of Tri-Tek Information Services, Inc., Century issued 2,394,582 shares of Common Stock in exchange for all the outstanding shares of Tri-Tek Information Services, Inc.

On September 15, 1999, in connection with the acquisition of The Benefit Marketing Group, Century issued 2,266,667 shares of Common Stock in exchange for all the outstanding shares The Benefit Marketing Group.

On September 16, 1999, in connection with the acquisition of Schmidt, Raines, Trieste, Dickenson & Adams, P.L., Century paid cash and issued 197,920 shares of Common Stock in exchange for all the outstanding shares of Schmidt, Raines, Trieste, Dickenson & Adams, P.L.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             27.1 Financial Data Schedule

             99.9 Amended and Restated Credit Agreement

        (b)  Reports on Form 8-K

             The following Current Reports on Form 8-K were filed during the three months ended September 30, 1999:

             (i) On September 16, 1999, the Company filed a Current Report on Form 8-K, announcing that a lawsuit was filed on September 16, 1999 on behalf of purchasers of the common stock of Century Business Services, Inc. within the inclusive period of February 6, 1998 through November 23, 1998.

            (ii) On September 24, 1999, the Company filed a Current Report on Form 8-K/A, to amend Item 2 of its Current Report on Form 8-K, dated March 31, 1998, and Item 7 of its Current Report on Form 8-K/A, dated June 10, 1998, which was filed for the purpose of amending its Current Report on Form 8-K, dated March 31, 1998, to include the financial statements for The Continuous Learning Group, Envision Development Group, Inc., and Multi Dimensional International.


                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Century Business Services, Inc.
                                               -------------------------------
                                                         (Registrant)



Date: November 15, 1999                        By: /s/ Charles D. Hamm, Jr.
      -------------------                          ----------------------------
                                                   Charles D. Hamm, Jr.
                                                   Chief Financial Officer

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                                  EXHIBIT INDEX
                                  -------------




Exhibit Number:
---------------

27.1  Financial Data Schedule (SEC only).................................... 17


99.9  Amended and Restated Credit Agreement, dated as of October 3, 1997, and as Amended and Restated August 24, 1999, by and Among Century
      Business Services, Inc. and Bank of America, N.A...................... 18