Form 10-K405/A
period 1998-12-31
CENTURY BUSINESS SERVICES INC
filed 1999-12-30
CIK 944148

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

DISCUSSION OF FORM 10-K/A, AMENDED ANNUAL REPORT, FILING

This annual report on Form 10K/A includes additional disclosure items which were added to Items 1 and 2 - Business and Properties - Risk Factors - "We may not realize the full value of our goodwill" and - "Restrictions imposed by independence requirements and conflict of interest rules limit the clients to whom we and attest firms with which we have contractual relationships may provide attestation services". These additional disclosure items have been added as the result of suggested additional disclosures received from the staff of the United States Securities and Exchange Commission in connection with a review of the Company's annual report on Form 10-K for the year ended December 31, 1998. In addition, the Company is filing a new consent of KPMG LLP.

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


     Century entered into a strategic alliance in the first quarter of 1999. In order to expand Century's payroll services nationwide, an alliance was formed with privately held Computing Resources, Inc. The alliance will provide national private label payroll processing, tax services and customer service to Century's clients and their employees and will establish a customer service and print/distribution center to support payroll customers in each of Century's major markets.


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

  WE MAY NOT REALIZE THE FULL VALUE OF OUR GOODWILL.


     Recent acquisitions have increased the amount of goodwill on our financial statements. Goodwill is the excess of the cost over the fair value of the net identifiable assets of the businesses that we have acquired. We anticipate that such increases will continue as a result of future acquisitions. At December 31, 1998, goodwill was approximately $293.4 million. In our financial statements, we amortize goodwill on a straight-line basis over periods not exceeding 40 years. Effective as of October 1, 1999, we will amortize goodwill on a straight-line basis over periods not exceeding 15 years. We may not realize the full value of our goodwill. Any future determination requiring a write-off of a significant portion of goodwill could have a material adverse effect on our business, financial condition and results of operations.


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


  RESTRICTIONS IMPOSED BY INDEPENDENCE REQUIREMENTS AND CONFLICT OF INTEREST RULES LIMIT THE CLIENTS TO WHOM WE AND ATTEST FIRMS WITH WHICH WE HAVE CONTRACTUAL RELATIONSHIPS MAY PROVIDE ATTESTATION SERVICES.



     With respect to attest firm clients that are required to file audited financial statements with the SEC, the SEC staff views us and the attest firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. According to the SEC staff, we are required to abide by all of the independence rules that the attest firms must follow in order to be independent of an SEC reporting attest client. According to the SEC staff, these independence rules prohibit us, and our officers, directors, affiliates and significant stockholders, to the extent an attest firm is so prohibited, from:



          - holding any financial interest in an SEC reporting attest client,



          - entering into any business relationship with an SEC reporting attest client, or



          - selling any services to an SEC reporting attest client.



In addition, under these rules, the SEC staff views an attest firm and us as lacking independence with respect to:



          - an SEC reporting attest client where that client, or its directors, officers, affiliates or significant stockholders, own stock in us or our affiliates, or



          - entities involved in an offering of our stock or in making a market for, or otherwise facilitating the trading of, our stock in the secondary market, including any entity that is a member of a syndicate underwriting an offering of our stock, that is a broker-dealer exercising discretionary buy and sell authority over customer accounts holding significant positions in our stock, or that employs securities analysts that follow us.



     We have regularly contacted, and continue to contact, state accountancy regulators in jurisdictions in which we operate for approval of our business services model. To date, no state accountancy regulatory authority has prohibited our operations in any jurisdiction. In addition, we and the attest firms have agreed to implement policies and procedures designed to enable us to maintain independence in accordance with applicable standards. These procedures will include independence screening in connection with the selection of attest clients as well as periodic confirmations of independence by officers, directors and professionals of us, the attest firms and our clients.



     There can be no assurance that following the policies and procedures implemented by us and the attest firms will enable us and the attest firms to avoid circumstances that would cause us and them to lack independence from an SEC reporting attest client. If, as a result of the independence rules, we or the attest firms are required to discontinue attestation services for existing or potential future clients, then our revenues could decline. To date, revenues derived from attestation services performed for SEC reporting clients have not been material to us.


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

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1998       1997       1996       1995       1994
                                                    --------   --------   --------   --------   --------
             STATEMENT OF INCOME DATA                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Business services fees and commissions..........  $297,520   $126,304   $ 56,057   $ 50,523   $ 44,284
  Specialty insurance services (regulated):
    Premiums earned...............................    44,896     37,238     27,651     26,962     23,368
    Net investment income.........................     5,381      4,524      3,564      3,341      2,477
    Net realized gains on investments.............     3,001      3,044      1,529        166         80
    Other income, net.............................     1,230         13      1,419        470      1,385
                                                    --------   --------   --------   --------   --------
         Total revenues...........................   352,028    171,123     90,220     81,462     71,594
Expenses:
    Operating expenses -- business services.......   229,345    107,677     51,988     44,846     39,633
    Loss and loss adjustment expenses.............    23,714     20,682     17,624     15,117     12,494
    Policy acquisition expenses...................    14,932      9,670      7,699      7,774      5,428
    General and administrative expenses...........     6,119      4,162        302         --         --
    Depreciation and amortization expenses........    10,575      3,401      1,028        744        925
    Merger and acquisition costs..................     3,572        416         --         --         --
    Interest income, net..........................      (800)    (1,250)      (220)       (44)       (48)
    Other expenses, net...........................     3,900      2,331      2,655      3,157      4,544
                                                    --------   --------   --------   --------   --------
         Total expenses...........................   291,357    147,089     81,076     71,594     62,976
Income from continuing operations before income
  tax expense.....................................    60,671     24,034      9,144      9,868      8,618
Income tax expense................................    21,234      6,543      2,003      1,777      1,835
                                                    --------   --------   --------   --------   --------
Income from continuing operations.................    39,437     17,491      7,141      8,091      6,783
Loss from discontinued business...................        --       (663)       (38)        --         --
Loss on disposal of discontinued business.........        --       (572)        --         --         --
                                                    --------   --------   --------   --------   --------
Net income........................................  $ 39,437   $ 16,256   $  7,103   $  8,091   $  6,783
                                                    ========   ========   ========   ========   ========
Weighted average common shares....................    61,129     42,776     23,699     20,596     20,596
Weighted average common shares and dilutive
  potential common shares.........................    74,333     54,740     29,868     22,792     22,792
Earnings per share:
  Basic...........................................  $   0.65   $   0.38   $   0.30   $   0.39   $   0.33
                                                    ========   ========   ========   ========   ========
  Diluted.........................................  $   0.53   $   0.30   $   0.24   $   0.35   $   0.30
                                                    ========   ========   ========   ========   ========
OTHER DATA
Gross written premiums............................  $ 82,933   $ 59,751   $ 42,888   $ 37,695   $ 37,869
Net written premium...............................  $ 48,097   $ 37,488   $ 31,149   $ 26,677   $ 27,219
Loss ratio........................................     36.2%      34.3%      41.3%      39.2%      37.9%
LAE ratio.........................................     16.6%      21.2%      22.5%      16.9%      15.6%
Expense ratio.....................................     45.4%      32.2%      38.0%      39.9%      43.5%
                                                    --------   --------   --------   --------   --------
Combined ratio....................................     98.2%      87.7%     101.8%      96.0%      97.0%
                                                    ========   ========   ========   ========   ========
Invested assets and cash..........................  $137,974   $109,341   $117,089   $ 69,374   $ 64,409
Goodwill, net of accumulated amortization.........  $293,374   $ 89,856   $  6,048         --         --
         Total assets.............................  $648,677   $316,617   $194,743   $113,354   $106,372
Losses and loss expenses payable..................  $ 60,994   $ 50,655   $ 41,099   $ 37,002   $ 34,661
         Total liabilities........................  $252,815   $159,194   $ 95,377   $ 79,124   $ 77,708
         Total shareholders' equity...............  $395,862   $157,423   $ 99,367   $ 34,230   $ 28,664

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

ANALYSIS OF LOSS AND LAE DEVELOPMENT

                                                                YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------------------------------
                        1988     1989     1990      1991      1992      1993      1994      1995      1996      1997      1998
                       ------   ------   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                                                    (IN THOUSANDS)
Net liability for
losses and loss
expenses.............   7,202    8,168    10,428    12,775    14,107    21,023    25,278    28,088    32,985    42,399    44,556
Cumulative amount of
  net Liability paid
  through:
    One year later...   2,985    2,404     2,404     2,811     3,026     4,131     6,309     8,785     8,773    13,639
    Two years
      later..........   3,876    3,433     4,090     4,894     3,848     7,503    11,161    14,452    16,798
    Three years
      later..........   4,398    4,322     5,239     5,372     4,786     9,346    13,910    18,874
    Four years
      later..........   4,799    4,984     5,184     6,010     5,119    10,594    15,745
    Five years
      later..........   5,140    4,880     5,352     6,102     5,572    11,415
    Six years
      later..........   5,147    4,953     5,352     6,217     5,586
    Seven years
      later..........   5,152    4,947     5,391     6,229
    Eight years
      later..........   5,135    4,969     5,403
    Nine years
      later..........   5,153    4,971
    Ten years
      later..........   5,150
The retroactively
  Reestimated net
    liability for
    loss and loss
    expenses as of:
    One year later...   7,406    8,388    10,674    12,003    12,587    18,910    23,049    28,246    31,803    39,369
    Two years
      later..........   7,445    8,504     9,239    10,877     9,829    17,531    22,193    27,033    28,983
    Three years
      later..........   7,419    7,025     8,183     8,419     8,899    16,174    20,660    24,608
    Four years
      later..........   6,365    6,668     6,631     8,675     7,822    14,775    19,046
    Five years
      later..........   6,311    5,638     6,320     7,467     6,766    13,099
    Six years
      later..........   5,534    5,243     5,823     6,704     5,973
    Seven years
      later..........   5,308    5,133     5,557     6,352
    Eight years
      later..........   5,230    4,992     5,450
    Nine years
      later..........   5,163    4,982
    Ten years
      later..........   5,156
                       ------   ------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Net cumulative
  redundancy.........   2,046    3,186     4,978     6,423     8,134     7,924     6,232     3,480     4,002     3,030
                       ======   ======   =======   =======   =======   =======   =======   =======   =======   =======   =======
Gross liability --end
  of year............                                                            $34,661   $37,002   $41,099   $50,655   $60,994
Reinsurance
  recoverable........                                                              9,383     8,914     8,114     8,256    16,438
                       ------   ------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Net liability -- end
  of year............                                                            $25,278   $28,088   $32,985   $42,399   $44,556
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


EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  3.1      Amended and Restated Certificate of Incorporation of Century
           (filed as Exhibit 3.1 to Century's Registration Statement on
           Form 10, file no. 0-25890, and incorporated herein by
           reference).
  3.2      Certificate of Amendment of the Certificate of Incorporation
           of Century dated October 18, 1996 (filed as Exhibit 3.2 to
           Century's Annual Report on Form 10-K for the year ended
           December 31, 1996, and incorporated herein by reference).
  3.3      Certificate of Amendment of the Certificate of Incorporation
           of Century effective December 23, 1997 (filed as Exhibit 3.3 to Century's Annual Report on Form 10-K for the year ended
           December 31, 1997, and incorporated by reference).
  3.4**    Certificate of Amendment of the Certificate of Incorporation
           of Century dated September 10, 1998.
  3.5      Amended and Restated Bylaws of Century (filed as Exhibit 3.2 to Century's Registration Statement on Form 10, file no.
           0-25890, and incorporated herein by reference).
  4.1**    Form of Stock Certificate of Common Stock of Century.
 10.1      Credit Agreement dated as of August 10, 1998, by and among
           Century and its Subsidiaries, as Borrowers, and Bank of
           America National Trust and Savings Association, as Agent and
           Letter of Credit Bank (filed as Exhibit 1 to Century's
           Report on Form 10-Q for the period ended June 30, 1998, and incorporated herein by reference).
 10.2      1996 Employee Stock Option Plan (filed as Appendix I to
           Century's Proxy Statement 1997 Annual Meeting of
           Stockholders dated April 1, 1997, and incorporated herein by reference).
 10.3      Amendment to the 1996 Employee Stock Option Plan (filed as
           Exhibit 99.2 to Century's Current Report on Form 8-K dated
           December 14, 1998, and filed January 12, 1999, and
           incorporated herein by reference).
 10.4      Agents 1997 Stock Option Plan (filed as Appendix II to
           Century's Proxy Statement 1997 Annual Meeting of
           Stockholders dated April 1, 1997, and incorporated herein by reference).
 12.1**    Statement Regarding Computation of Ratios.
 21.1**    List of Subsidiaries of Century Business Services, Inc.
 23.1*     Consent of KPMG LLP
 24.1**    Powers of Attorney.
 27.1**    Financial Data Schedule.


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Century has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CENTURY BUSINESS SERVICES, INC.
                                          (Registrant)


                                          By: /s/ CHARLES D. HAMM, JR.

                                            ------------------------------------
                                            Charles D. Hamm, Jr.
                                            Senior Vice President & Chief
                                              Financial Officer

                                            December 29, 1999



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of Century Business Services, Inc. and in the capacities and on the date indicated above.



/s/ MICHAEL G. DEGROOTE                                     /s/ JOSEPH S. DIMARTINO*
-----------------------------------------------------       -----------------------------------------------------
Michael G. DeGroote                                         Joseph S. DiMartino
Chief Executive Officer                                     Director
Chairman of the Board and Director

/s/ CHARLES D. HAMM, JR.                                    /s/ HARVE A. FERRILL*
-----------------------------------------------------       -----------------------------------------------------
Charles D. Hamm, Jr.                                        Harve A. Ferrill
Chief Financial Officer                                     Director
(Principal Financial and Accounting Officer)

/s/ RICK L. BURDICK*                                        /s/ HUGH P. LOWENSTEIN*
-----------------------------------------------------       -----------------------------------------------------
Rick L. Burdick                                             Hugh P. Lowenstein
Director                                                    Director

/s/ RICHARD C. ROCHON*
-----------------------------------------------------       -----------------------------------------------------
Richard C. Rochon                                           Fred M. Winkler
Director                                                    President and Chief Operating Officer and Director

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