Form 10-K405
period 1999-12-31
CENTURY BUSINESS SERVICES INC
filed 2000-03-31
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM _______TO .

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

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                             THE NASDAQ STOCK MARKET

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $267.8 million as of March 10, 2000. The number of outstanding shares of the Registrant's common stock is 95,863,629 shares as of March 10, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant's Definitive Proxy Statement relative to the 2000 Annual Meeting of Stockholders.

Part IV  Portions of previously filed reports and registration statements.

                         CENTURY BUSINESS SERVICES, INC.


                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS



PART I                                                                                                           Page

     Items 1 and 2.         Business and Properties..........................................................         3
     Item 3.                Legal Proceedings................................................................        14
     Item 4.                Submission of Matters to a Vote of Security Holders..............................        14

PART II

     Item 5.                Market for Registrant's Common Stock and Related Stockholder Matters.............        15
     Item 6.                Selected Financial Data..........................................................        16
     Item 7.                Management's Discussion and Analysis of Financial Condition
                              and Results of Operations......................................................        17
     Item 7A.               Quantitative and Qualitative Information About Market Risk.......................        24
     Item 8.                Financial Statements and Supplementary Data......................................        24
     Item 9.                Changes in and Disagreements with Accountants on Accounting                              24
                              and Financial Disclosure.......................................................

PART III

     Item 10.               Directors and Executive Officers of the Registrant...............................        25
     Item 11.               Executive Compensation...........................................................        28
     Item 12.               Security Ownership of Certain Beneficial Owners and Management...................        28
     Item 13.               Certain Relationships and Related Transactions...................................        28

PART IV

     Item 14.               Exhibits, Financial Statement Schedules and Reports on Form 8-K..................        28

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


                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

Century is a diversified services company which, acting through its subsidiaries, provides professional outsourced business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and Toronto, Canada.

Century offers integrated services through the following divisions:

- Business Solutions (accounting, tax, valuation, and advisory services)
- Benefits, Insurance, Wealth Management, and Payroll Solutions
- Performance Consulting Solutions
- Technology Solutions
- Specialty Insurance (classified as discontinued)

Century provides services through a network of more than 230 offices in 36 states and Toronto, Canada, plus approximately 560 Century Small Business Solutions (CSBS) franchisee offices in 46 states. As of December 31, 1999, Century served over 100,000 clients, of which approximately 45,000 are serviced through the CSBS franchisee network.

Formed as a Delaware corporation in 1987 under the name Stout Associates, Century was acquired by Republic Industries, Inc. in 1992. In April 1995, Republic spun-off its hazardous waste operations (including Century's predecessor company) to stockholders. Re-named Republic Environmental Systems, Inc., Century began trading on the Nasdaq National Market under the symbol "RESI" until June 24, 1996, when it began trading under the symbol "IASI" anticipating the merger with Century Surety Company and Commercial Surety Agency, Inc., which resulted in a change of its name to "International Alliance Services, Inc." This name change signaled a move away from the hazardous waste business. Century divested all remaining hazardous waste operations in 1997. On December 23, 1997, Century changed its name to Century Business Services, Inc. and began trading under the symbol "CBIZ."

Century initiated an acquisition program in November 1996 to expand its operations rapidly in the professional outsourced business services industry. Since that time, Century has acquired the businesses of 142 companies, 35 of which were acquired in 1999. The majority of these acquisitions have been accounted for under the purchase method of accounting. During 1999, Century's acquisitions resulted in significant increases in goodwill. The excess of cost over the fair value of net assets of businesses acquired (goodwill) was $379.9 million at December 31, 1999, representing approximately 48% of Century's consolidated total assets. During the fourth quarter of 1999, Century shortened its goodwill amortization period from periods not exceeding 40 years to 15 years, beginning October 1, 1999.

Century's principal executive office is located at 6480 Rockside Woods Blvd., South, Suite 330, Cleveland, Ohio 44131 and its telephone number is 216-447-9000.

BUSINESS STRATEGY

Century's business strategy is to grow in the professional outsourced business services industry by:

-    cross-serving Century's business services to its existing customer base
-    attracting new customers with its diverse business services offering
- realizing economies of scale through the integration of its business services to combine its purchasing of products and services on a national scale and reduce the costs of those products and services as a result of volume discounts

Recognizing the need for an approach supporting the distribution of Century's services throughout its nationally dispersed network of business services firms, an organizational framework was developed in 1998. Within this organizational framework, Century has established Biz Centers, leadership councils, and expert networks to support its trusted advisors.

Although Century's acquisition program has slowed due to its focus on integrating its acquired businesses, from time to time, Century may target acquisitions in markets where it currently operates and where the prospects are favorable to increase its market share to become a significant provider of a comprehensive range of outsourced business services. Century's strategy is to acquire selectively companies that generally:

-    have a strong potential for cross-serving among Century's subsidiaries
-    have strong and energetic entrepreneurial leadership
-    have historic and expected future internal growth
- can add to the level and breadth of services offered by Century thereby enhancing its competitive advantage over other outsourced business services providers

Leaders of existing Century subsidiaries and contacts in the outsourced business services industry have helped Century identify, evaluate and acquire businesses in attractive markets. Acquisition candidates are evaluated by a comprehensive process including operational, legal and financial due diligence reviews. As opportunities are identified and tested against such criteria, Century may acquire additional outsourced business providers throughout the United States.

ACQUISITIONS

During 1999, Century continued its strategic acquisition program, purchasing the businesses of 35 complementary companies. These acquisitions comprise the following:

-    Business Solutions - twenty-one acquisitions
- Benefits, Insurance, Wealth Management, and Payroll Solutions - eleven acquisitions
-    Performance Consulting Solutions - one acquisition
-    Technology Solutions - two acquisitions

Thirty of the acquisitions were accounted for under the purchase method of accounting, and accordingly, the operating results of the acquired companies have been included in the accompanying consolidated financial statements since the dates of acquisition. The aggregate purchase price of these acquisitions was approximately $77.7 million, comprised of $29.7 million in cash, $0.5 million in assumed liabilities, and 5.6 million shares of restricted common stock (estimated fair value of $47.5 million at acquisition). The aggregate purchase price excludes future contingent consideration of up to $21.7 million, comprised of $10.1 million in cash and notes and 1.5 million shares of restricted common stock (estimated stock value of $11.6 million at acquisition), which is based on the acquired companies' ability to meet or exceed certain performance goals. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the acquired companies based upon their respective fair market values. The excess of the purchase price over fair value of net assets acquired (goodwill) approximated $71.9 million and is being amortized over 15 years. As a result of the nature of the assets and liabilities of the businesses acquired, there were no material identifiable intangible assets or liabilities. The remaining five acquisitions were accounted for under the pooling-of-interests method of accounting. Century exchanged 6.7 million shares of its common stock for all of the respective common stock of these five combined entities. See Footnote 2 to the consolidated financial statements contained herein.

OUTSOURCED BUSINESS SERVICES

Through its subsidiaries, Century provides a wide range of integrated services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and Toronto, Canada. Century's goal is to be a leading provider of outsourced business services within its target markets. Century's strategies to achieve this goal include:

- continuing to provide clients with a broad range of high-quality products and services
-   continuing to expand locally through internal growth by:
    -  increasing the number of clients it serves
    -  increasing the number of services it provides to existing clients
    - from time to time, completing acquisitions to enhance its national presence or expand its service offerings in a target market

The following is a description of the outsourced business services currently offered by Century.

Business Solutions. Century offers tax planning and preparation, cash flow management, strategic planning, consulting services, and record-keeping assistance. In addition to federal, state and local tax return preparation, Century provides tax planning based on financial and investment alternatives and assists in appropriate tax structuring of business transactions such as mergers and acquisitions. Century also offers quarterly and year-end payroll tax reporting, corporate, partnership and fiduciary tax planning and return preparation. Century offers small and medium-sized businesses the opportunity to outsource their back-office functions and many of Century's subsidiaries serve as outsourced chief financial officers to their clients. Century also offers financial investment analysis, succession planning, retirement planning, estate planning, and profitability, operational and efficiency enhancement consulting to a number of specialized industries. Century does not currently offer and does not intend to offer audit services in the future and does not purchase the "audit divisions" of any accounting businesses it acquires.

Century offers appraisals and valuations of commercial tangible and intangible assets and valuations of financial securities. Century conducts real estate valuations for financing feasibility, marketability and market value studies and performs business enterprise and capital stock valuations for mergers and acquisitions, estate planning, employee stock ownership trusts, sale, purchase and litigation purposes. Century assists in asset allocation issues, fixed asset insurance matters, fixed asset tracking, specialized valuation consulting, investment transfer planning and other valuation services.

Century and its subsidiaries maintain joint-referral relationships and service agreements with licensed CPA firms under which Century subsidiaries provide administrative services (including office, bookkeeping, accounting and other administrative services, preparing marketing and promotion materials, and leasing administrative and professional staff) in exchange for a fee. The CPA firms with which Century and its subsidiaries maintain such agreements are, for example, those that have reorganized in order to merge their nonattest (any services other than those which only licensed certified public accountants, licensed public accountants, or licensed CPA or PA firms may perform in accordance with accountancy laws) business services activities with and into Century subsidiaries. Under these agreements, each party has agreed to maintain its own liability and risk of loss in connection with performance of its respective services.

Provisions of the services agreements between Century and its subsidiaries and the licensed firms with which it maintains such agreements may constrain Century's flexibility to modify its operational structure in order to respond to changes in the regulatory environment. Limitations on Century's ability to comply with applicable laws could impair its relationship with the licensed firms or their clients, harm Century's business or reduce its revenues or earnings. Legislative changes may also expand or contract the types and amounts of business services that are required by individuals and businesses. There can be no assurance that future laws will provide the same or similar opportunities for business consulting and management services to individuals and businesses that exist today. See "Risk Factors-- Restrictions imposed by independence requirements and conflict of interest rules limit the clients to whom we and attest firms with which we have contractual relationships may provide attestation services."

Benefits, Insurance, Wealth Management, and Payroll Solutions. Century offers comprehensive employee benefits, brokerage, consulting services, and administrative services. These include the design, implementation and administration of qualified plans, including 401(k) plans, profit sharing plans, defined benefit plans, money purchase plans and actuarial services. Century also assists in the choice of health and welfare benefits such as group health insurance plans, dental and vision care programs, group life insurance programs, accidental death and dismemberment or disability programs, COBRA administration and voluntary insurance programs, health care and dependent care spending accounts and premium reimbursement plans. Century offers communications services to inform and educate employees about their benefit programs. Century also offers executive benefits consulting on non-qualified retirement plans and business continuation plans. Moreover, several of Century's subsidiaries offer wealth management services, including Registered Investment Advisory Services, including Investment Policy Statements (IPS), mutual fund selection based on IPS and ongoing mutual fund monitoring.

Century entered into an agreement in 1998 to form a strategic alliance with National Planning Corporation, an affiliate of Jackson National Life Insurance Company, for the development and distribution of financial and insurance products. National Planning Corporation, a full-service securities broker-dealer, will provide Century's large number of licensed brokers with training, compliance/supervision, operational support and assistance in the development and distribution of customized financial and insurance products. This alliance will enable Century's licensed brokers to provide their clients with private label and co-branded financial and insurance services and products.

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

Performance Consulting Solutions. Century offers assistance with the development and implementation of strategies and programs to manage change and improve bottom-line results. Various methods, including executive coaching, instructional design, training delivery, and leadership development are used to achieve these goals. Century's performance consulting services help companies define immediate and long-term goals, pinpoint barriers to success, and implement performance improvement processes.

Technology Solutions. Century offers a wide range of information technology services, from creating strategic technology plans to developing and implementing software and hardware solutions. Century provides strategic technology planning, project management, development, design and implementation of both wide access networks and local access networks, and accounting software selection and implementation. Century utilizes a methodology in which business needs drive technology, leading to appropriate technical solutions for Century's small and medium-sized information technology clients.

SALES AND MARKETING NETWORK AND ACCOUNT MANAGEMENT

Century's key competitive factors in obtaining clients for business services are:

-   a strong existing sales network and marketing program

- established relationships and the ability to match client requirements with available services

-   products at competitive prices

Century believes that by combining a local entrepreneurial marketing strategy and the name and resources of a nationally branded company, it will be able to maximize its market penetration. Century expects that as it expands through internal growth and acquisitions, it can take advantage of economies of scale in purchasing a range of services and products and cross-serving new products and services to existing clients who do not currently utilize all of the services Century offers.

COMPETITION

The professional outsourced business services industry is a highly fragmented and competitive industry, with a majority of industry participants (such as accounting, employee benefits, payroll firms or PEOs) offering only one or a limited number of services. Competition is based primarily on customer relationships, range and quality of services or product offerings, customer service, timeliness and geographic proximity. Century competes with a small number of multi-location regional or national operators and a large number of relatively small independent operators in local markets. Century's competitors in the professional outsourced business services industry include independent consulting services companies, divisions of diversified enterprises, insurance carriers and banks. Some of these competitors are public companies and some may have greater financial resources than Century. Century also faces competition for acquisition candidates from these companies, many of whom have acquired a number of various types of business service providers in recent years.

Century believes that it will be able to compete effectively based on its:

-        broad range of high-quality services and products
-        knowledgeable and trained personnel
-        entrepreneurial culture
-        large number of locations
-        operational economies of scale.

CUSTOMERS

Century provides professional outsourced business services to over 100,000 clients, of which approximately 45,000 are serviced through the CSBS franchisee network. Century's clients typically have fewer than 500 employees and prefer to focus their resources on operational competencies while allowing Century to provide non-core administrative functions. In many instances, outsourcing administrative functions allows clients to enhance productivity, reduce costs, and improve service, quality, and efficiency by focusing on the client's core business. Depending on a client's size and capabilities, it may choose to utilize some or many of Century's broad array of services, which it typically accesses through a single Century representative.

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

REGULATION

Century's outsourced business services are vulnerable to legislative changes with respect to provision of payroll, benefits administration and insurance services, pension plan administration, tax, accounting, and specialty insurance. Accountancy laws, regulations and codes of ethics could change or be interpreted in a manner that restricts Century's operations. Century can not ensure that the laws, regulations or codes of ethics of any state, their interpretations, state enforcement policies and practices and other elements of the regulatory environment will not change so as to materially restrict Century's operations. Accordingly, Century's ability to continue to operate in, or expand its operations in or to, some states may depend on its flexibility to modify its operational structure in response to these changes.

Century's specialty insurance operation, which is classified as discontinued, is vulnerable to both judicial and legislative changes. Judicial expansion in terms of coverage can increase risk coverage beyond levels contemplated in the underwriting and pricing process. Coverages established by statute may be lowered or eliminated by legislative or administrative changes of law. Most surety bonds exist because they are required by government agencies. When governments change the threshold for requiring surety, the market for surety bonds is directly affected.

DISCONTINUED OPERATIONS - SPECIALTY INSURANCE SERVICES

In April 1999, Century's Board of Directors determined that the risk-bearing specialty insurance segment of Century, which includes Century Surety Company, Continental Heritage Insurance Company and Evergreen National Indemnity (The CSC Group), was no longer part of Century's strategic long-term growth objectives. As a result, the Board of Directors began the process of examining available alternatives, including the sale of the division in whole or part, the spin-off of the division to stockholders, or other similar transactions.

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

Century offers commercial product lines for a wide variety of specialty risk groups, including but not limited to small construction; restaurants, bars, and taverns; small commercial and retail establishments; and sun tanning salons. Century's commercial product lines business is produced by a network of brokers and agents. In late 1997, Century implemented a strategy to establish regional underwriting offices, in an effort to market and service new business more efficiently.

Century's specialty insurance subsidiaries employ reinsurance to limit exposure on the policies and bonds they write. Although the ceding of reinsurance does not discharge an insurer from its primary legal liability to a policyholder, the reinsuring company assumes a portion of the liability. Reinsurance programs include "treaties" that cover all business in a defined class and "facultative" reinsurance that covers individual risks. Century generally retains from $50,000 to $200,000 of each commercial line anticipated risk, depending on the program. Numerous domestic and international reinsurers support these various programs in different combinations. Generally, Century's reinsurers are rated A- or better by A.M. Best, a leading rating agency of insurance companies and reinsurers, and demonstrate capital and surplus in excess of $120 million (collectively in excess of $30 billion). Cessions are diversified so that most reinsurance treaties (excluding facultative arrangements) are supported by more than one reinsurer and no one reinsurer participates in all of Century's reinsurance programs.

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

EMPLOYEES

At December 31, 1999, Century employed approximately 5,500 employees. Century considers its relationships with its employees to be good.

SEASONALITY

Century's accounting and tax practice is subject to seasonality related to the heavy volume of tax return preparation in the first four months of the year. Century estimates that its accounting and tax practice generates approximately 30% of its revenue in the first quarter of the year.

PROPERTIES

Century's corporate headquarters is located at 6480 Rockside Woods Blvd., South, Suite 330, Cleveland, Ohio 44131, in leased premises. Some of Century's property and equipment are subject to liens securing payment of indebtedness of Century and its subsidiaries. Century and its subsidiaries also lease 232 offices in 36 states and 1 in Toronto, Canada, as well as office equipment and company vehicles. Century believes that its facilities are sufficient for its needs.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This Annual Report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this Annual Report, including without limitation, " Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding Century's financial position, business strategy and plans and objectives for future performance are forward-looking statements. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on Century's results of operations and financial condition are those discussed below under "Risk Factors."

RISK FACTORS

The following are factors that may affect our actual operating results and could cause results to differ materially from those in any forward-looking statements. There may be other factors, and new risk factors may emerge in the future. You should carefully consider the following information.

WE MAY NOT BE ABLE TO ACQUIRE AND FINANCE ADDITIONAL BUSINESSES.

We completed a significant number of acquisitions in 1998 and 1999. While we have slowed our strategic acquisition program, we would like to continue to grow through acquisitions of complementary businesses. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms, if at all. We cannot assure you that such acquisitions, even if obtained, will perform as expected or will contribute significant revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us.

We have traditionally financed our acquisitions by using our common stock as a significant portion of the purchase price. However, as the value of our common stock has markedly declined in recent months, or if potential acquisition candidates are otherwise unwilling to accept common stock as a part of the purchase price, then we may have to use more of our cash resources, if available, to acquire new businesses. If such cash resources are not available, our growth through acquisitions may be limited to the extent that we are not able to raise additional capital through debt or equity financings. We believe we currently have funds available under our bank line of credit to fund our working capital needs; however, we cannot be certain that we will be able to maintain this line of credit, access the public securities markets or obtain other financing for acquisitions.

WE MAY NOT BE ABLE TO ADEQUATELY MANAGE OUR GROWTH.

Our business has grown significantly in size and complexity. Our continued growth depends to a significant degree on our ability to successfully use our existing infrastructure to perform services for other clients, as well as on our ability to develop and successfully implement new marketing methods or channels for new services. Our continued growth also depends on a number of other factors, including our ability to:

-   maintain the high quality of the services that we provide to our customers;
-   integrate the acquired businesses within the Century group of companies;
-   increase the number of services provided to our existing customers;
-   recruit, motivate and retain qualified personnel; and
- economically train existing sales representatives or recruit new sales representatives.

Our continued growth will also require us to implement enhanced operational and financial systems. We cannot assure you that we will be able to manage our expanding operations effectively or that we will be able to maintain our growth. We intend to operate our business units through an integrated management structure, with local management retaining responsibility for the profitability and growth of their respective businesses. If proper financial reporting systems are not implemented with appropriate controls, there may be inconsistent operating and financial practices at various business units which may harm our financial condition or results of operations.

WE EXPERIENCE SLOWER COLLECTIONS IN OUR PROFESSIONAL SERVICES OPERATIONS, WHICH MAY AFFECT OUR LIQUIDITY.

Professional services firms like us often experience higher average accounts receivable days outstanding than businesses in many other industries. We are working to reduce the average number of days outstanding for our accounts receivable. If we are unable to reduce the amount of time it takes to collect for services rendered, this may affect our liquidity.

WE ARE DEPENDENT ON THE CURRENT TREND OF OUTSOURCING BUSINESS SERVICES.

Our business and growth depend in large part on the trend toward outsourcing of business services. We can give you no assurance that this trend in outsourcing will continue. Current and potential customers may elect to perform such services with their own employees. A significant reversal of, or a decline in, this trend would have a material adverse effect on our business.

WE ARE DEPENDENT ON THE SERVICES OF OUR EXECUTIVE OFFICERS.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees. We cannot assure you that we will be able to retain the services of our executive officers and other key employees. If we cannot retain the services of our executive officers and other key personnel, there could be a material adverse effect on our business. We generally have employment agreements and non-competition agreements with key personnel. Courts, however, may at times be reluctant to enforce certain provisions of such non-competition agreements. In addition, many of our executive officers and other key personnel are either participants in our stock option plan or holders of a significant amount of our common stock. We believe that these interests provide additional incentives for these key employees to remain with us. In order to support our growth, we will need to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a material adverse effect on our business, financial condition and results of operation.

WE MAY NOT REALIZE THE VALUE OF OUR GOODWILL.

Recent acquisitions have increased the amount of goodwill on our financial statements. Goodwill is the excess of the cost over the fair value of the net identifiable assets of the businesses that we have acquired. We anticipate that such increases will continue if we make future acquisitions. At December 31, 1999, goodwill was $379.9 million. During the fourth quarter of 1999, Century shortened its goodwill amortization period from periods not exceeding 40 years to 15 years, beginning October 1, 1999. We may not realize the full value of our goodwill. Any future determination requiring a write-off of a significant portion of goodwill could have a material adverse effect on our business, financial condition and results of operations.

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

THE OUTSOURCING INDUSTRY IS COMPETITIVE AND FRAGMENTED.

We face competition from a number of sources in both the outsourced business services industry and the specialty insurance industry. Competition in both industries has led to consolidation of many large companies that may have greater financial, technical, marketing and other resources than us. In addition to these new large companies, we face competition in the outsourced business services industry from in-house employee services departments, local outsourcing companies and independent consultants, as well as new entrants into our markets. We cannot assure you that, as our industry continues to evolve, additional competitors will not enter the industry or that our clients will not choose to conduct more of their business services internally or through alternative business services providers. Although we intend to monitor industry trends and respond accordingly, we cannot assure you that we will be able to anticipate and successfully respond to such trends in a timely manner. We cannot be certain that we will be able to compete successfully against current and future competitors, or that competitive pressure will not have a material adverse effect on our business, financial condition and results of operations.

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER OUR OPERATIONS.

As of March 15, 2000, the following groups owned the following aggregate amounts and percentages of our common stock, including shares that may be acquired by exercising options or warrants:

- approximately 16 million shares, representing 16.39% of all our outstanding common stock, were owned by Mr. DeGroote, Chairman and Chief Executive Officer;

- approximately 7.6 million shares, representing 7.79% of all our outstanding common stock, were owned by Mr. Huizenga, a principal stockholder; and

- approximately 24.88 million shares, representing 24.7% of all our outstanding common stock, were owned by our executive officers, directors, and Mr. Huizenga, as a group.

Because of their stock ownership, these persons can substantially influence actions that require the consent of a majority of our outstanding shares, including the election of directors.

WE HAVE SHARES ELIGIBLE FOR FUTURE SALE THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250,000,000 shares, and have issued and outstanding approximately 96 million shares. More than 47 million of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, the shares were contractually restricted from sale for periods up to two years, several of which expired in 1999. Once those contractual restrictions fall away, we cannot be sure when sales will occur, how many shares will be sold, or the effect that sales may have on the market price of our common stock. As of March 15, 2000, we have registered under the Securities Act the following shares of common stock for the following purposes:

- 12.2 million shares, of which approximately 11,444,775 million shares remain available for resale from time to time by selling stockholders under various shelf registration statements which are less than one year old;

- $125 million in shares of our common stock, debt securities, and warrants to purchase common stock or debt securities, of which $100 million remain available to be offered from time to time by us to the public under our universal shelf registration statement; and

- 15 million shares of our common stock, all of which remain available to be offered from time to time by us in connection with acquisitions under our acquisition shelf registration statement.

WE MAY NOT PAY DIVIDENDS.

We have not paid cash dividends on our common stock since April 27, 1995, and we do not anticipate paying cash dividends in the foreseeable future. Our board of directors decides on the payment and level of dividends on common stock. The board's decision is based on our results of operations and financial condition among other things. In addition, under our credit facility, we cannot pay cash dividends without the prior written consent of the lenders. We currently intend to retain future earnings to finance the ongoing operations and growth of the business. See "Dividend Policy."

RESTRICTIONS IMPOSED BY INDEPENDENCE REQUIREMENTS AND CONFLICT OF INTEREST RULES LIMIT THE CLIENTS TO WHOM WE AND ATTEST FIRMS WITH WHICH WE HAVE CONTRACTUAL RELATIONSHIPS MAY PROVIDE ATTESTATION SERVICES.

We have entered into administrative services agreements with separate attest firms owned by the CPA owners of each professional services firm under which we provide professional staffing and other services. Revenues and income from these agreements are reflected in our financial statements.

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

We have regularly contacted, and continue to contact, state accountancy regulators in jurisdictions in which we operate for approval of our business services model. To date, no state accountancy regulatory authority has prohibited our operations in any jurisdiction. In addition, we and the attest firms have agreed to implement policies and procedures designed to enable us to maintain independence in accordance with applicable standards. These procedures include independence screening in connection with the selection of attest clients as well as periodic confirmations of independence by officers, directors and professionals of us, the attest firms and our clients.

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

THE FOLLOWING ARE RISKS ASSOCIATED WITH OUR SPECIALTY INSURANCE SERVICES, CLASSIFIED AS A DISCONTINUED OPERATION.

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

WE MAY UNDERESTIMATE RESERVES. When we decide the amount of reserves necessary to cover our insurance losses, we use past experience to estimate the losses to be covered in a given year. In addition, our outside actuaries review our estimates annually. In recent years, these actuaries have stated that our estimates were accurate. We cannot be sure, however, that such estimates, $84.5 million as of December 31, 1999, will be enough to cover our ultimate insurance liability. If these estimates are inadequate, we could suffer losses that would have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 1999, approximately 99% of Century's investments of insurance-related assets were in debt instruments of government agencies and corporate entities with quality ratings of B or better. Despite these measures, we cannot assure you that we will not have any losses on our investments. A series of losses in our investment portfolio could have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENTAL REGULATIONS AND INTERPRETATIONS ARE SUBJECT TO CHANGES. We are affected by changes in the law in two primary ways. First, changes in the law often result in changes in the amount or the type of business services required by businesses and individuals. We cannot be sure that future laws will provide the same or similar opportunities for us to provide business consulting and management services to businesses and individuals. Second, our specialty insurance business is affected by changes to surety bond coverage requirements. For instance, if the demand for surety bonds decreases, there could be a material adverse effect on our business, financial condition and results of operations.

ITEM 3.  LEGAL PROCEEDINGS

In September 1999, three purported stockholder class-action lawsuits were filed in the United States District Court for the Northern District of Ohio against Century and certain of its current and former directors and officers. Subsequently, these three actions were consolidated into a single case, Darby, et al. v. Century Business Services, Inc., et al., filed January 28, 2000, alleging violations of the Securities Exchange Act of 1934 in connection with certain statements made during the period from February 6, 1998 to November 23, 1998, by, among other things, misstating revenue run rates, improperly accounting for certain acquisitions, improperly amortizing goodwill, and failing to disclose certain adverse information of which the defendants were aware.

In February 2000, two additional purported stockholder class-action lawsuits - Gochman, et al. v. Century Business Services, Inc., et al. and Korn, et al. v. Century Business Services, Inc., et al. - were filed in the United States District Court for the Northern District of Ohio and one additional purported stockholder class-action lawsuit - Albert, IV, et al. v. Century Business Services, Inc., et al. - was filed in the United States District Court for the District of Maryland, against Century and certain of its current and former directors and officers. The plaintiffs in these cases alleged violations of the Securities Exchange Act of 1934 in connection with certain statements made during the period from February 9, 1999 to January 28, 2000, by, among other things, improperly amortizing goodwill and failing adequately to monitor changes in operating results. Century expects that the Albert action will be transferred to the United States District Court for the Northern District of Ohio, that all of the actions will be consolidated, and an amended complaint will be filed. None of these events has yet taken place.

On March 2, 2000, an additional purported stockholder class-action lawsuit - Marsh, et al. v. Century Business Services, Inc., et al. - was filed in the United States District Court for the Northern District of Ohio against Century and certain of its current and former directors and officers. The plaintiffs in this case made similar allegations for the time period from March 4, 1999 to January 28, 2000.

There has been no discovery in any of the actions. Century and the named director and officer defendants deny all allegations of wrongdoing made against them in these actions and intend to vigorously defend each of these lawsuits. Although the ultimate outcome of such litigation is uncertain, based on the allegations contained in the complaints, management does not believe that these lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of Century.

In addition to the above-described items, Century is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of Century.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Century's stockholders during the fourth quarter of the fiscal year covered by this Annual Report.

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

                                                                         PRICE RANGE OF COMMON STOCK
                                                                             HIGH           LOW
                                                                             ----           ---
       1997
         First Quarter...............................................        $15.13        $ 9.88
         Second Quarter..............................................         11.50          7.88
         Third Quarter...............................................         11.75          7.88
         Fourth Quarter .............................................         17.38          8.75

       1998
         First Quarter...............................................        $18.25        $13.94
         Second Quarter..............................................         20.19         16.38
         Third Quarter...............................................         25.38         17.50
         Fourth Quarter .............................................         20.38          8.88

       1999
         First Quarter...............................................        $15.25        $ 9.50
         Second Quarter..............................................         14.50          9.75
         Third Quarter...............................................         16.13         10.25
         Fourth Quarter..............................................         12.75          8.00


On December 31, 1999, the last reported sale price of Century's Common Stock as reported on the Nasdaq National Market (Nasdaq Amex-Online) was $8.44 per share. As of March 10, 2000, Century had 14,187 holders of its common stock.


                                 DIVIDEND POLICY

Century has not paid cash dividends on its common stock since April 27, 1995, and does not anticipate paying cash dividends in the foreseeable future. Century's Board of Directors decides on the payment and level of dividends on common stock. The board's decision is based on results of operations and financial condition among other things. In addition, Century's credit facility contains a requirement for lender consent prior to the declaration of any dividends. Century currently intends to retain future earnings to finance the ongoing operations and growth of the business. Any future determination as to dividend policy will be made at the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects, limitations on dividend payments pursuant to credit or other agreements and such other factors as the Board of Directors may deem relevant.

ITEM 6.           SELECTED FINANCIAL DATA

The following table presents selected historical financial data for Century and is derived from the historical consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report of Century. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Century and the notes thereto, which are included elsewhere in this Annual Report. This information has been restated for business combinations accounted for as poolings-of-interests as if such combined companies had operated as one entity since inception.

                                                                           YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------
                                                      1999          1998           1997           1996           1995
                                                    ---------     ----------     ----------     ---------     ------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues                                        $    546,393  $     359,468  $     179,516  $    110,035  $        75,009

Expenses:
   Operating (a)                                     461,118        282,674        155,600        99,203           65,933
   Corporate general and administrative (a)           19,138          5,155          4,162           302                -
   Merger-related                                      5,789          4,535            416             -                -
   Depreciation and amortization                      23,470         11,074          4,128         1,529            1,174
   Interest expense                                    6,602          3,241          1,216            47              217
   Other expense (income), net (b)                     4,397        (4,811)        (2,289)             -                -
                                                    ---------     ----------     ----------     ---------     ------------
        Total expenses                               520,514        301,868        163,233       101,081           67,324

Income from continuing operations
    before income tax expense                         25,879         57,600         16,283         8,954            7,685
Income tax expense                                    14,449         20,590          4,224           688              716
                                                    ---------     ----------     ----------     ---------     ------------
Income from continuing operations                     11,430         37,010         12,059         8,266            6,969

Income (loss) from discontinued business,            (3,596)          6,880          7,992         4,350            3,469
    net of tax
Loss on disposal of discontinued business,             (391)              -          (572)             -                -
    net of tax
                                                    ---------     ----------     ----------     ---------     ------------
Net income                                      $      7,443  $      43,890  $      19,479  $     12,616  $        10,438
                                                    =========     ==========     ==========     =========     ============

Basic shares                                          86,851         67,880         49,448        30,371           27,268
                                                    =========     ==========     ==========     =========     ============
Diluted shares                                        91,702         81,084         61,412        36,540           29,464
                                                    =========     ==========     ==========     =========     ============

Earnings per share (from continuing operations):
Basic                                           $       0.13  $        0.55  $        0.24  $       0.27  $          0.26
                                                    =========     ==========     ==========     =========     ============
Diluted                                         $       0.12  $        0.46  $        0.20  $       0.23  $          0.24
                                                    =========     ==========     ==========     =========     ============

OTHER DATA:
Goodwill, net of accumulated amortization       $    379,922  $     293,553  $      89,236  $      5,916  $            28
Total assets                                    $    787,343  $     579,764  $     254,105  $    145,784  $        68,224
Total liabilities                               $    274,211  $     175,403  $      92,689  $     39,835  $        34,885
Total stockholders' equity                      $    513,132  $     404,361  $     161,416  $    105,949  $        33,339

-----------------------
(a) Operating expenses and corporate general and administrative expenses include $21 million and $6.4 million, respectively, of integration and consolidation charges for the year ended December 31, 1999.
(b) Includes an $8.9 million reserve on notes receivable from a previously classified discontinued operation for the year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of Century's financial position and results of operations for each of the years ended December 31, 1999, 1998 and 1997. This discussion should be read in conjunction with Century's consolidated financial statements and notes thereto included herein. During 1999, Century slowed its strategic acquisition program, purchasing the businesses of thirty-five complementary companies. Thirty of these acquisitions were accounted for under the purchase method of accounting, and accordingly, the operating results of the acquired companies have been included in Century's consolidated financial statements since their date of acquisition. Five of these acquisitions were accounted for under the pooling-of-interests method of accounting, and accordingly, all periods presented have been restated to include the operating results of the acquired companies. The results of operations related to Century's risk-bearing specialty insurance services have been reflected as a discontinued operation in the consolidated financial statements. See "Results of Operations - Discontinued Operations."

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

REVENUES

Total revenues increased to $546.4 million for the year ended December 31, 1999, from $359.5 million for the comparable period in 1998, representing an increase of $186.9 million, or 52.0%. The $186.9 million increase was primarily attributable to (i) Century's acquisitions completed in 1999 and 1998 that were accounted for under the purchase method of accounting, and (ii) internal growth. Acquisitions completed in 1999 under the purchase accounting method, which are included from the date of acquisition, accounted for $33.7 million of such increase. Internal growth is based on the increase in revenues of companies that have full periods of operations for both the years ended December 31, 1999 and 1998, including companies that are accounted for as poolings-of-interests.

EXPENSES

Total expenses increased to $520.5 million for the year ended December 31, 1999, from $301.9 million for the comparable period in 1998, representing an increase of $218.6 million, or 72.4%. Such increase was primarily attributable to (i) the increase in operating expenses, (ii) the impact of Century's acquisitions made in 1999 and 1998, (iii) $27.4 million of consolidation and integration charges resulting from Century's recently announced consolidation initiatives in December 1999, (iv) $8.9 million reserve taken for impairment of a note receivable, and (v) $4.2 million of additional amortization expense for the change in the goodwill amortization period to 15 years beginning October 1, 1999. As a percentage of total revenues, total expenses increased to 95.3% for the year ended December 31, 1999, from 84.0% for the comparable period of 1998. Excluding the consolidation and integration charges, the reserve for the note receivable, and the effect of the change in goodwill amortization period, the percentage of total expenses to total revenue for the year ended December 31, 1999 was 87.8%.

Century announced on December 28, 1999 that its Board of Directors had approved a plan to consolidate several of its operations in multi-office markets and integrate certain back-office functions into a shared-services center. The plan includes the consolidation of at least 60 office locations, the elimination of more than 200 positions (including Corporate), and the divestiture of four small, non-core businesses. Pursuant to the plan, Century recorded a consolidation and integration charge of $27.4 million, of which $21.0 million is included in operating expense and $6.4 million is included in corporate general and administrative expense in the consolidated statements of income. (See Note 14 Century's Consolidated Financial Statements.)

Operating expenses increased to $461.1 million for the year ended December 31, 1999, from $282.7 million for the comparable period in 1998, representing an increase of $178.4 million, or 63.1%. Such increase was primarily attributable to acquisitions completed in 1999 and 1998, and includes $21.0 million of consolidation and integration charges, as discussed above. As a percentage of total revenues, operating expenses increased to 84.4% for the year ended December 31, 1999, from 78.6% for the comparable period in 1998. Excluding the consolidation and integration charges, the percentage of operating expenses to total revenue for the year ended December 31, 1999 was 80.5%.

Corporate general and administrative expenses increased to $19.1 million for the year ended December 31, 1999, from $5.2 million for the comparable period in 1998, representing an increase of $13.9 million, or 271.3%. Such increase was attributable to growth of the corporate office needed to support Century's infrastructure, corporate initiatives, and integration and consolidation costs, including $6.4 million of consolidation and integration charges as discussed above. Corporate general and administrative expenses represented 3.5% of total revenues for the year ended December 31, 1999, compared to 1.4% for the comparable period in 1998. Excluding the consolidation and integration charges in the fourth quarter, the percentage of corporate general and administrative expenses represented 2.3% of total revenue for the year ended December 31, 1999.

Merger-related expenses increased to $5.8 million for the year ended December 31, 1999, from $4.5 million for the comparable period in 1998, representing an increase of $1.3 million, or 27.7%. Such increase was attributable primarily to transaction costs related to acquisitions completed in 1999, and the build out of the mergers and acquisitions department throughout 1998, resulting in the full utilization of the department in 1999. Included in merger-related expenses are fees on two significant pooling transactions completed in the third quarter of 1999. The shareholders of one of the pooled transactions paid a $1.0 million investment-banking fee, which was reflected on Century's income statement in the third quarter and for the year ended December 31, 1999. Merger-related expenses are comprised primarily of professional fees incurred in transactions accounted for as pooling-of-interests and the salaries of employees dedicated to merger activities. Merger-related expenses increased through the first three quarters of 1999, but decreased during the fourth quarter of 1999 due to Century's decision to slow the acquisition program and scale down the mergers and acquisitions department.

Depreciation and amortization expense increased to $23.5 million for the year ended December 31, 1999, from $11.1 million for the comparable period in 1998, representing an increase of $12.4 million, or 111.9%. The increase is a result of the increase of goodwill amortization and depreciation expense resulting from the 30 acquisitions completed by Century in 1999, and the 48 acquisitions completed in 1998, which were accounted for under the purchase method of accounting, as well as the change in the goodwill amortization period to 15 years beginning October 1, 1999. The change in the goodwill amortization resulted in approximately $4.2 million in additional goodwill amortization expense in the fourth quarter and for the year ended December 31. 1999. As a percentage of total revenues, depreciation and amortization expense increased to 4.3% for the year ended December 31, 1999 from 3.1% for the comparable period in 1998. Excluding the effect of the change in the goodwill amortization period, depreciation and amortization expense increased to 3.5% of total revenues for the year ended December 31, 1999.

Interest expense was $6.6 million for the year ended December 31, 1999, as compared to interest expense of $3.2 million for the comparable period in 1998. Such fluctuation was due primarily to higher debt carried in 1999 from Century's revolving credit facility as well as debt acquired in connection with 1999 acquisitions.

Other expense, net was $4.4 million for the year ended December 31, 1999, as compared to other income, net of $4.8 million for the comparable period in 1998, representing a change of approximately $9.2 million, or 191.7%. In 1999, other expense of $8.9 million was incurred due to the impairment of notes received in connection with a transaction accounted for a discontinued operation in 1997, offset by interest income and other income of $4.5 million. In 1998, other income, net was primarily attributable to the $1.5 million gain on the sale of M&N Risk Management, Inc. and M&N Enterprises, Inc. and interest income of $3.4 million.

Century recorded income taxes from continuing operations of $14.4 million ($16.2 million on a pro forma basis) for the year ended December 31, 1999 and $20.6 million ($22.4 million on a pro forma basis) for the comparable period in 1998. The effective income tax rate from continuing operations increased to 55.8% (62.6% on a pro forma basis) from 35.7% (38.8% on a pro forma basis) for the comparable period in 1998. Such increase in the effective tax rate was primarily attributable to the increase in goodwill amortization expense (which is primarily non-deductible), the write-down of four non-core business units to net realizable value, and the non-deductible investment banking fee paid in the third quarter.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

REVENUES

Total revenues increased to $359.5 million for the year ended December 31, 1998, from $179.5 million for the comparable period in 1997, representing an increase of $180.0 million, or 100.2%. The $180.0 million increase was primarily attributable to (i) Century's acquisitions completed in 1998 and 1997 that were accounted for under the purchase method of accounting, and (ii) internal growth. Internal growth is based on the increase in revenues of companies that have full periods of operations for both the years ended December 31, 1998 and 1997, including companies that are accounted for as poolings-of-interests.


EXPENSES

Total expenses increased to $301.9 million for the year ended December 31, 1998, from $163.2 million for the comparable period in 1997, representing an increase of $138.7 million, or 84.9%. Such increase was primarily attributable to the increase in operating expenses, which reflects the impact of Century's acquisitions made in 1998 and the corresponding increase of corporate staff and related integration costs. As a percentage of total revenues, total expenses decreased to 84.0% for the year ended December 31, 1998, from 90.9% for the comparable period of 1997.

Operating expenses increased to $282.7 million for the year ended December 31, 1998, from $155.6 million for the comparable period in 1997, representing an increase of $127.1 million, or 81.7%. Such increase was primarily attributable to acquisitions completed in 1998. As a percentage of total revenues, operating expenses decreased to 78.6% for the year ended December 31, 1998, from 86.7% for the comparable period in 1997. This decrease was attributable to cost savings achieved through integration and consolidation of earlier acquisitions, partially offset by the initial integration costs incurred by the newly acquired subsidiaries.

Corporate general and administrative expenses increased to $5.2 million for the year ended December 31, 1998, from $4.2 million for the comparable period in 1997, representing an increase of $1.0 million, or 23.9%. Such increase was primarily attributable to growth of the corporate office needed to support Century's infrastructure, corporate initiatives, and integration efforts. Corporate general and administrative expenses represented 1.4% of total revenues for the year ended December 31, 1998, compared to 2.3% for the comparable period in 1997.

Merger-related expenses increased to $4.5 million for the year ended December 31, 1998, from $0.4 million for the comparable period in 1997, primarily due to the higher volume of acquisitions in 1998. Merger and acquisition costs are comprised primarily of salaries of employees dedicated to merger activities and professional fees incurred in transactions accounted for as pooling-of-interests.

Depreciation and amortization expense increased to $11.1 million for the year ended December 31, 1998, from $4.1 million for the comparable period in 1997, representing an increase of $7.0 million, or 168.3%. The increase is a result of the increase of goodwill amortization and depreciation expense resulting from the 48 acquisitions completed by Century in 1998, as well as 38 acquisitions in 1997, accounted for under the purchase method of accounting. As a percentage of total revenues, depreciation and amortization expense increased to 3.1% for the year ended December 31, 1998, from 2.3% for the comparable period in 1997.

Interest expense increased to $3.2 million for the year ended December 31, 1998, from $1.2 million for the comparable period in 1997, representing an increase of $2.0 million, or 166.7%. Such increase was attributable to higher debt carried in 1998 from Century's revolving credit facility and debt acquired in connection with 1998 acquisitions.

In 1998, other income, was primarily attributable to the $1.5 million gain on the sale of M&N Risk Management, Inc. and M&N Enterprises, Inc. and interest income of approximately $3.4 million.

Century recorded income taxes from continuing operations of $20.6 million ($22.4 million on a pro forma basis) for the year ended December 31, 1998 and $4.2 million ($5.9 million on a pro forma basis) for the comparable period in 1997. The effective income tax rate from continuing operations increased to 35.7% (38.8% on a pro forma basis) for the year ended December 31, 1998 from 25.9% (36.4% on a pro forma basis) for the comparable period in 1997. Such increase in the effective income tax rate was primarily attributable to the increase in goodwill amortization expense (which is primarily non-deductible).

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

In April 1999, Century's Board of Directors determined that the risk-bearing specialty insurance segment of Century, which includes Century Surety Company, Continental Heritage Insurance Company and Evergreen National Indemnity (The CSC Group), was no longer part of Century's strategic long-term growth objectives. As a result, the Board of Directors began the process of examining available alternatives, including the sale of the division in whole or part, the spin-off of the division to stockholders, or other similar transactions. The loss on disposal of discontinued business for the year ended December 31, 1999 represents the Company's adjustment to the net realizable value based on negotiations with a third party. The loss on disposal of discontinued business for the year ended December 31, 1997 related to the Company's previously disposed of hazardous waste company.

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

The following table reflects the loss, loss expense (LAE), expense, combined, net investment and operating ratios of Century on a generally accepted accounting principles (GAAP) basis for each of the years ended December 31, 1999, 1998 and 1997:


                                                                                       YEAR ENDED
                                                                                       DECEMBER 31,
                                                                              ----------------------------
                                                                             1999         1998        1997
                                                                             ----         ----        ----
         Loss ratio....................................................      48.1%       36.2%        34.3%
         LAE ratio.....................................................       17.4        16.6         21.2
         Expense ratio.................................................       51.3        45.4         32.2
                                                                              ----        ----         ----
         Combined ratio................................................      116.8        98.2         87.7
         Net investment ratio..........................................     (11.6)      (12.0)       (12.2)
         Operating ratio...............................................      105.2        86.2         75.5

EXPENSES

The expense ratio reflected in the foregoing table is the relationship of operating costs to net written premiums on a GAAP basis. The statutory ratio differs from the GAAP ratio as a result of different treatment of acquisition costs. Expense ratios have been unfavorably impacted by reinsurance contingencies in 1999, and have been favorably impacted by reinsurance contingencies in 1998 and 1997.

LIABILITY FOR LOSSES AND LOSS EXPENSES PAYABLE

As of December 31, 1999, the liability for losses and LAE constituted 31% of Century's consolidated liabilities. Century has established reserves that reflect its estimates of the total losses and LAE it will ultimately be required to pay under insurance and reinsurance policies. Such reserves include losses that have been reported but not settled and losses that have been incurred but not reported (IBNR). Loss reserves are established on an undiscounted basis after reductions for deductibles and estimates of salvage and subrogation.

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

The consolidated financial statements of Century include the estimated liability for unpaid losses and LAE of Century's insurance operations. Reserves for unpaid losses covered by insurance policies and bonds consist of reported losses and IBNR losses. These reserves are determined by claims personnel and the use of actuarial and statistical procedures and they represent undiscounted estimates of the ultimate cost of all unpaid losses and LAE through year-end. Although management uses many resources to calculate reserves, a degree of uncertainty is inherent in all such estimates. Therefore, no precise method for determining ultimate losses and LAE exists. These estimates are subject to the effect of future claims settlement trends and are continually reviewed and adjusted (if necessary) as experience develops and new information becomes known. Any such adjustments are reflected in current operations.

ANALYSIS OF LOSS AND LAE DEVELOPMENT


                                                                      YEAR ENDED DECEMBER 31,
                                  1989    1990     1991     1992     1993      1994     1995      1996      1997    1998    1999
                                  ----    ----     ----     ----     ----      ----     ----      ----      ----    ----    ----
                                                                           (in thousands)
   Net liability for losses and
   loss expenses.............   $8,168   10,428  12,775   14,107   21,023    25,278    28,088    32,985   42,399    44,556   49,556


   Cumulative amount of net liability paid through:
      One year later.........    2,404    2,404   2,811    3,026    4,131     6,309     8,785     8,773   13,639    14,872
      Two years later........    3,433    4,090   4,894    3,848    7,503    11,161    14,452    16,798   23,049
      Three years later......    4,322    5,239   5,372    4,786    9,346    13,910    18,874    21,137
      Four years later.......    4,984    5,184   6,010    5,119   10,594    15,745    21,069
      Five years later.......    4,880    5,352   6,102    5,572   11,415    17,071
      Six years later........    4,953    5,352   6,217    5,586   12,130
      Seven years later......    4,947    5,391   6,229    5,689
      Eight years later......    4,969    5,403   6,268
      Nine years later.......    4,971    5,431
      Ten years later........    4,990

   The retroactively
      reestimated net
      liability for
      loss and loss
      expenses as of:
      One year later.........    8,388   10,674  12,003   12,587   18,910    23,049    28,246    31,803   39,369    46,574
      Two years later........    8,504    9,239  10,877    9,829   17,531    22,193    27,033    28,983   40,636
      Three years later......    7,025    8,183   8,419    8,899   16,174    20,660    24,608    29,487
      Four years later.......    6,668    6,631   8,675    7,822   14,775    19,046    24,477
      Five years later.......    5,638    6,320   7,467    6,766   13,099    18,871
      Six years later........    5,243    5,823   6,704    5,973   12,908
      Seven years later......    5,133    5,557   6,352    5,892
      Eight years later......    4,992    5,450   6,329
      Nine years later.......    4,982    5,446
      Ten years later........    4,996
                                ------   ------  ------   ------   ------    ------    ------    ------   ------   ------    ------
   Net cumulative redundancy.   $3,172    4,982   6,446    8,215    8,115     6,407     3,611     3,498    1,763   (2,018)
                                ======   ======  ======   ======   ======    ======    ======    ======   ======   ======


   Gross liability - end of
   year......................                                               $34,661   $37,002   $41,099  $50,655   $60,994  $84,520
   Reinsurance recoverable...                                                 9,383     8,914     8,114    8,256    16,438   34,964
                                                                            -------   -------   -------  -------   -------  -------
   Net liability - end of
   year......................                                               $25,278   $28,088   $32,985  $42,399   $44,556  $49,556
                                                                            =======   =======   =======  =======   =======  =======

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

Cash and cash equivalents increased $5.3 million to $48.9 million at December 31, 1999, from $43.6 million at December 31, 1998, as cash provided by financing activities of $98.2 million exceeded cash used in operating activities of $17.6 million and cash used in investing activities of $75.3 million. Cash and cash equivalents increased $20.1 million to $43.6 million at December 31, 1998, from $23.5 million at December 31, 1997, as cash provided by operating activities of $16.9 million and cash provided by financing activities of $83.6 million exceeded cash used in investing activities of $80.4 million.

Cash used in investing activities consisted primarily of cash used in business acquisitions and purchases of fixed assets. Significant purchases of fixed assets in 1999 were primarily attributable to the purchase of software from Oracle and related capital costs incurred to implement the enterprise-wide solution to integrate back office operations.

Cash provided by financing activities in 1999 consisted primarily of proceeds of $43.8 million from stock issuances and exercise of stock options and warrants, proceeds from the revolving credit facility (net of repayments) of $100.0 million, and payments on notes payable and capital leases (net of proceeds) of $43.0 million. Cash provided by financing activities in 1998 consisted primarily of proceeds of $83.8 million from stock issuances and exercise of stock options and warrants, proceeds from the revolving credit facility (net of repayments) of $35.6 million, and payments on notes payable and capital leases (net of proceeds) of $33.1 million.

During 1997, Century realized approximately $8.4 million in cash proceeds from the revolving credit facility (net of repayments) and $8.4 million from stock issuances and a net use of $11.1 million from other financing sources. These proceeds were primarily used to fund its acquisition program as well as to fund the investment activities of Century's specialty insurance subsidiaries, offset by Century's disposition of its environmental systems operations.

SOURCES OF CASH

Century's principal source of revenue from its business outsourcing services operation is the collection of fees from professional services rendered to its clients and commissions earned in the areas of accounting, tax, valuation and advisory services, benefits administration and insurance services, human resources and payroll services, performance consulting services, and technology solutions.

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

Ohio law limits the payment of dividends by an insurance subsidiary to its parent. The maximum dividend that may be paid without prior approval of the Director of Insurance of the State of Ohio is limited to the greater of the statutory net income of the preceding calendar year or 10% of total statutory shareholder's equity as of the prior December 31. At December 31, 1999, the maximum dividend that may be paid by Century's regulated insurance subsidiaries to Century without prior approval of the Director of Insurance of the State of Ohio was $4.9 million. In addition, under Century's current credit facility, Century cannot pay cash dividends without the prior written consent of the lender.

Century's primary line of credit is a $250 million revolving credit facility with several financial institutions, of which approximately $144,000,000 was outstanding at December 31, 1999. (See Notes 5 and 13 to Century's consolidated financial statements included herewith.)

USES OF CASH AND LIQUIDITY OUTLOOK

Century's capital expenditures from continuing operations totaled $33.7 million, $13.2 million and $3.9 million for the years ended December 31, 1999, 1998 and 1997, respectively, which included expenditures for fixed assets for normal replacement, compliance with regulations and market development. During the year ended December 31, 1999, Century primarily funded capital expenditures from operating cash flow and financing activities. Century anticipates that during 2000, it will continue to fund expenditures from operating cash flow supplemented by borrowings under its revolving credit facility, as necessary. Management believes that Century currently has sufficient cash and lines of credit to fund current operations.

Century's discontinued operations are required to establish a reserve for unearned premiums. Century's principal costs and factors in determining the level of profit is the difference between premiums earned and losses, LAE and agent commissions. Loss and LAE reserves are estimates of what an insurer expects to pay on behalf of claimants. Century is required to maintain reserves for payment of estimated losses and LAE for both reported claims and for IBNR claims. Although the ultimate liability incurred by Century may be different from current reserve estimates, management believes that the reserves are adequate.

YEAR 2000 COMPLIANCE PROJECT

Century completed its Y2K compliance project and incurred no unanticipated expenditures or disruption of services as a result of Y2K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

QUANTITATIVE INFORMATION ABOUT MARKET RISK. Century's exposure to market risk, including interest rate risk, is not significant. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from levels at December 31, 1999, in each case the impact on Century's financial condition and results of operations would not be significant. Century does not engage in trading market risk sensitive instruments. Neither does Century purchase as investments, hedges or for purposes "other than trading" instruments that are likely to expose Century to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Century has not issued debt instruments, entered into forward or futures contracts, purchased options or entered into swaps.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the caption "Election of Directors" in Century's definitive proxy statement relating to the 2000 Annual Stockholders Meeting is incorporated herein by reference.

The following table sets forth certain information regarding the directors, executive officers and certain key employees of Century. Each executive officer of Century named in the following table has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of Century and any other person pursuant to which he or she was selected as an officer.

NAME                                                     AGE        POSITION (S)
                                                                    ------------
EXECUTIVE OFFICERS AND DIRECTORS:
Michael G. DeGroote(3)............................      66        Chief Executive Officer and Chairman of the Board
Jerome P. Grisko, Jr. (3).........................      38        President
Charles D. Hamm, Jr. (3)..........................      45        Senior Vice President and Chief Financial Officer
Douglas R. Gowland................................      58        Senior Vice President, Corporate Services
Bradley P. Newman.................................      43        Senior Vice President, Business Solutions
Robert A. O'Byrne.................................      43        Senior Vice President, President of the Benefits
                                                                  Administration & Insurance Services Group
John J. Hopkins...................................      46        Senior Vice President, Business Development and Marketing
Rick L. Burdick (1)...............................      48        Director
Joseph S. DiMartino...............................      56        Director
Harve A. Ferrill (1)(2)...........................      67        Director
Hugh P. Lowenstein (2)............................      69        Director
Richard C. Rochon (1)(2)..........................      42        Director

OTHER KEY EMPLOYEES:
Teresa E. Bruce...................................      35        Vice President
Daniel J. Clark...................................      45        Vice President
Eldon G. Walter...................................      53        Vice President
Barbara A. Rutigliano.............................      48        Corporate Secretary

---------------------------
(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Management Executive Committee

EXECUTIVE OFFICERS AND DIRECTORS:

MICHAEL G. DEGROOTE has served as the Chairman of the Board of Century since April 1995. Mr. DeGroote also served as Chief Executive Officer and President of Century from April 1995 until October 1996 and from November 1997 to April 1999. Since April 1999 Mr. DeGroote has served as CEO. Mr. DeGroote served as Chairman of the Board, President and Chief Executive Officer of Republic Industries, Inc., now known as AutoNation, Inc., from May 1991 to August 1995. Mr. DeGroote founded Laidlaw Inc., a Canadian waste services and transportation company in 1959. In 1988, Mr. DeGroote sold his controlling interest in Laidlaw to Canadian Pacific Limited. Mr. DeGroote served as President and Chief Executive Officer of Laidlaw from 1959 until 1990. Mr. DeGroote currently serves on the Board of Directors of AutoNation, Inc.

JEROME P. GRISKO, JR. has been in the position of President of Century since February 1, 2000, Mr. Grisko joined Century as Vice President, Mergers & Acquisitions in September 1998 and was promoted to Senior Vice President, Mergers & Acquisitions and Legal Affairs in December of that year. Prior to joining Century, Mr. Grisko was associated with the law firm of Baker & Hostetler LLP, where he practiced from September 1987 until September 1998, serving as a partner of such firm from January 1995 to September 1998. While at Baker & Hostetler, Mr. Grisko concentrated his practice in the area of mergers, acquisitions and divestitures. Mr. Grisko is a member of the American, Ohio and Cleveland Bar Associations.

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

DOUGLAS R. GOWLAND has served as a Senior Vice President since November 1997. Mr. Gowland served as a Director of Century from April 1995 through November 1997. From April 1995 until October 1996, Mr. Gowland served as Century's Executive Vice President and Chief Operating Officer. From January 1992 to April 1995, Mr. Gowland served as Vice President - Hazardous Waste Operations of Republic Industries, Inc., the predecessor of AutoNation, Inc. From March 1991 to January 1992, Mr. Gowland served as Vice President of DRG Environmental Management, Inc. Prior thereto, he served as President of Great Lakes Environmental Systems, Ltd.

JOHN J. HOPKINS has served as Senior Vice President, in charge of Business Development & Marketing of Century since December 1998. He served as Vice President, Business Development from July 1998 through November 1998. Prior to joining Century, Mr. Hopkins was associated with a personal investment and insurance firm from October 1995 to December 1997, and in his final year, as Acting Chief Operating Officer. From July 1976 to October 1995, Mr. Hopkins was associated with Coopers & Lybrand LLP, where he served as a partner from October 1985 until October 1995. During his tenure as a partner, he served as Regional Partner of Real Estate Advisory Services, Regional Partner of Asset Management Services, and National Director of Tax Process Management/Outsourcing. Mr. Hopkins serves on the Board of Advisors of Drexel University College of Business Administration. He is a CPA with a Masters in Taxation, and a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

BRADLEY P. NEWMAN was named Senior Vice President of Century and President of the Accounting, Tax, Valuation and Advisory Group in November 1999. Mr. Newman joined Century in January 1997, serving most recently as Vice President for the Benefits and Insurance Services Group. Prior to joining Century, Mr. Newman was employed by Republic Western Insurance Company (RWIC) for fifteen years. From 1989 to 1996, he served as RWIC's Chief Financial Officer.

ROBERT A. O'BYRNE was named a Senior Vice President of Century in December 1998 in charge of the Benefits Administration & Insurance Services Group. Mr. O'Byrne served as Chairman of the Board and CEO of Robert D. O'Byrne and Associates, Inc., an employee benefits brokerage/consulting firm prior to its acquisition by Century in December 1997. Mr. O'Byrne remains President CBIZ Benefits and Insurance Services, Inc.

RICK L. BURDICK has served as a Director of Century since November 1997, when he was elected as an outside director. Mr. Burdick has been a partner at the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. since April 1988. Mr. Burdick serves on the Board of Directors of AutoNation, Inc.

JOSEPH S. DIMARTINO has served as a Director of Century since November 1997, when he was elected as an outside director. Mr. DiMartino has been Chairman of the Board of the Dreyfus Family of Funds since January 1995. Mr. DiMartino served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994 and was also a director of Mellon Bank Corporation. Mr. DiMartino also serves on the Board of Directors of Quikcat.com; Health Plan Services Corporation; Carlyle Industries, Inc.; and the Muscular Dystrophy Association.

HARVE A. FERRILL has served as a Director of Century since October 1996, when he was elected as an outside director. Mr. Ferrill has served as Chief Executive Officer of Advance Ross Corporation, a company that provides tax refunding services ("ARC"), since 1991. Mr. Ferrill served as President of ARC from 1990 to 1993 and as Chairman of the Board from 1992 to 1996. Since 1996, ARC is a wholly-owned subsidiary of Cendant Corporation. Mr. Ferrill has served as President of Ferrill-Plauche Co., Inc., a private investment company, since 1982. Mr. Ferrill also serves on the Board of Directors of Gaylord Container Corporation.

HUGH P. LOWENSTEIN has served as a Director of Century since March 1997, when he was elected as an outside director. Mr. Lowenstein has served as the Founder and Chief Executive Officer of Shore Capital Ltd. (Bermuda), a consulting and investment advisory firm, since 1994. Mr. Lowenstein served as a Managing Director of Donaldson, Lufkin and Jenrette Securities Corporation from 1987 to 1994. Mr. Lowenstein also served on the Board of Directors of Terra Nova (Bermuda) Holdings Ltd. (through March 2000).

RICHARD C. ROCHON has served as a Director of Century since October 1996, when he was elected as an outside director. Mr. Rochon has served since 1988 as President of Huizenga Holdings, Inc., a management and holding company for diversified investments in operating companies, joint ventures and real estate, on behalf of its owner, Mr. H. Wayne Huizenga. Mr. Rochon also has served as a director since September 1996 and as Vice Chairman of Boca Resorts, Inc., the owner and operator of luxury resort properties, since April 1997. From 1985 until 1988, Mr. Rochon served as Treasurer of Huizenga Holdings, Inc. and from 1979 until 1985, he was employed as a certified public accountant by the international public accounting firm of Coopers & Lybrand, L.L.P.

OTHER KEY EMPLOYEES:

TERESA E. BRUCE was named Vice President of Human Resources in January 1999. Ms. Bruce served as Director of Human Resources for Robert D. O'Byrne & Associates, Inc. and The Grant Nelson Group, Inc., subsidiaries of Century now known as CBIZ Benefits and Insurance Services, Inc., for four years prior to accepting her current position. Ms. Bruce has over 13 years of experience in human resources and is an active member of the Greater Kansas City Chapter of The Human Resources Management Association and Society of Human Resources Management.

DANIEL J. CLARK was named Vice President in November 1997 and is the Senior Vice President of Evergreen National Indemnity Company and a director of Century Surety Company, both subsidiaries of Century. Prior to joining Evergreen, Mr. Clark served as Chief of Staff for then Congressman Edward F. Feighan from 1983 through 1993. Mr. Clark is a member of the Ohio Bar Association and serves as Vice Chairman for the Port of Cleveland.

ELDON G. WALTER was named President of Accounting, Tax and Valuation Services in February 2000 and has been a Vice President since February 1999. Mr. Walter served as Chairman and President of Mayer Hoffman McCann, L.C. a predecessor of MHM Business Services, Inc. from 1988 through the acquisition by Century in September 1998. Mr. Walter now serves as President of MHM Business Services, Inc. Mr. Walter has over 30 years of experience in all aspects of taxation, and he is affiliated with the American Institute of Certified Public Accountants, the Missouri Society of Certified Public Accountants and the Kansas City Estate Planning Association.

BARBARA A. RUTIGLIANO was named Corporate Secretary in December 1997. Ms. Rutigliano was Senior Counsel and Corporate Secretary of BP America Inc. from 1989 until 1997 and was associated with the law firm of Squire, Sanders & Dempsey from 1983 to 1989. Ms. Rutigliano is a member of the Ohio Bar, the American Bar Association and the American Society of Corporate Secretaries.

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to this item is incorporated by reference to Century's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of Century's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item is incorporated by reference to Century's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of Century's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The office building utilized by SMR & Co. Business Services (a subsidiary of Century) is leased under a ten-year lease, expiring February 26, 2006, from a partnership in which former Senior Vice President's spouse is a one-third owner. The lease provides for rental payments of $557,700 per year. A number of the businesses acquired since October 1996 are located in properties owned indirectly by and leased from persons employed by Century. In the aggregate, in 1999, Century paid approximately $2.1 million under such leases, which were at competitive market rates.

Rick L. Burdick, a director of Century, is a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Akin, Gump performed substantial legal work for Century during 1999 for which the firm received $458,742 from Century.


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

             3.  Exhibits.

                 The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

   Exhibit No.      Description
   -----------      -----------
       3.1          Amended and Restated Certificate of Incorporation of Century
                    (filed as Exhibit 3.1 to Century's Registration Statement on
                    Form 10, file no. 0-25890, and incorporated herein by
                    reference).
       3.2          Certificate of Amendment of the Certificate of Incorporation
                    of Century dated October 18, 1996 (filed as Exhibit 3.2 to
                    Century's Annual Report on Form 10-K for the year ended
                    December 31, 1996, and incorporated herein by reference).
       3.3          Certificate of Amendment of the Certificate of Incorporation
                    of Century effective December 23, 1997 (filed as Exhibit 3.3 to Century's Annual Report on Form 10-K for the year ended
                    December 31, 1997, and incorporated herein by reference).
       3.4          Certificate of Amendment of the Certificate of Incorporation
                    of Century dated September 10, 1998 (filed as Exhibit 3.4 to
                    Century's Annual Report on Form 10-K for the year ended
                    December 31, 1998, and incorporated herein by reference).
       3.5          Amended and Restated Bylaws of Century (filed as Exhibit 3.2 to Century's Registration Statement on Form 10, file no.
                    0-25890, and incorporated herein by reference).
       4.1          Form of Stock Certificate of Common Stock of Century (filed as Exhibit 4.1 to Century's Annual Report Form 10-K for the
                    year ended December 31, 1998, and incorporated herein by
                    reference).
       10.1         Amended and restated Credit Agreement dated, as of October
                    3, 1997, and as Amended and Restated as of August 10, 1998
                    and August 24, 1999 by and among Century and Bank of
                    America, N.A. as Agent and Letter of Credit Issuing Bank and
                    Swing Line Bank and Other Financial Institutions (filed as
                    Exhibit 99.9 to Century's Report on Form 10-Q for the period ended September 30, 1999, and incorporated herein by
                    reference).
       10.2*        First Amendment to Amended and Restated Credit Agreement,
                    dated March 24, 2000, by and among Century and the Lenders party to the Credit Agreement.
       10.3         Form of Warrant to purchase 900,000 shares of Century's
                    common stock issued to Jackson National Life Insurance
                    Company (filed as Exhibit 10.2 to Century's Annual Report
                    Form 10-K for the year ended December 31, 1998, and
                    incorporated herein by reference).
       10.4         1996 Employee Stock Option Plan (filed as Appendix I to
                    Century's Proxy Statement 1997 Annual Meeting of
                    Stockholders dated April 1, 1997 and incorporated herein by reference).
       10.5         Amendment to the 1996 Employee Stock Option Plan (filed as
                    Exhibit 99.2 to Century's Current Report on Form 8-K dated
                    December 14, 1998, and filed January 12, 1999 and
                    incorporated herein by reference).
       10.6         Agents 1997 Stock Option Plan (filed as Appendix II to
                    Century's Proxy Statement 1997 Annual Meeting of
                    Stockholders dated April 1, 1997 and incorporated herein by reference).
       21.1*        List of Subsidiaries of Century Business Services, Inc.
       23*          Consent of KPMG LLP
       24*          Powers of attorney (included on the signature page hereto).
       27*          Financial data schedule

*Indicates documents filed herewith.

(b)      Reports on Form 8-K

Century Business Services, Inc. filed the following Current Reports on Form 8-K during the three months ended December 31, 1999:

       Current Report on Form 8-K filed October 7, 1999.
       Current Report on Form 8-K filed December 29, 1999.
       Current Report on Form 8-K filed December 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Century has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENTURY BUSINESS SERVICES, INC.
                                              (Registrant)


                                     By: /s/ Charles D. Hamm, Jr.
                                        ----------------------------------------
                                        Charles D. Hamm, Jr.
                                        Chief Financial Officer
                                        March 30, 2000


KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below on this Annual Report hereby constitutes and appoints Michael G. DeGroote and Jerome P. Grisko, Jr., and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution for him and his name, place and stead, in all capacities (until revoked in writing), to sign any and all amendments to this Annual Report of Century Business Services, Inc. and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that each attorney-in-fact and agent, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of Century Business Services, Inc. and in the capacities and on the date indicated above.

/s/ Michael G. DeGroote                              /s/ Joseph S. DiMartino
-------------------------------                      ---------------------------
Michael G. DeGroote                                  Joseph S. DiMartino
Chief Executive Officer and                          Director
Chairman of the Board

/s/ Charles D. Hamm, Jr.                             /s/ Harve A. Ferrill
-------------------------------                      ---------------------------
Charles D. Hamm, Jr.                                 Harve A. Ferrill
Chief Financial Officer                              Director
(Principal Financial and Accounting Officer)

/s/ Rick L. Burdick                                  /s/ Hugh P. Lowenstein
-------------------------------                      ---------------------------
Rick L. Burdick                                      Hugh P. Lowenstein
Director                                             Director


                                                     /s/ Richard C. Rochon
                                                     ---------------------------
                                                     Richard C. Rochon
                                                     Director

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE
   CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES                                                 ----
     Independent Auditors' Report........................................................                F-2

     Consolidated Balance Sheets as of
       December 31, 1999 and 1998........................................................                F-3

     Consolidated Statements of Income for the years ended
       December 31, 1999, 1998 and 1997..................................................                F-4

     Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 1999, 1998 and 1997..................................................                F-5

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997..................................................                F-6

     Notes to the Consolidated Financial Statements......................................                F-7

     Schedule I - Summary of Investments - Other than Investments in Related
       Parties as of December 31, 1999...................................................               F-31

     Schedule III - Supplementary Insurance Information for the years ended
       December 31, 1999, 1998 and 1997..................................................               F-32

     Schedule IV - Reinsurance for the years ended
       December 31, 1999, 1998 and 1997..................................................               F-33

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


THE BOARD OF DIRECTORS AND STOCKHOLDERS
CENTURY BUSINESS SERVICES, INC.:

We have audited the consolidated financial statements of Century Business Services, Inc. and Subsidiaries as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Business Services, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP

Cleveland, Ohio
February 29, 2000, except for paragraph 2 of note 13, which is as of March 24, 2000

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS                                                1999              1998
                                                                                       -------------     --------------
Current assets:
   Cash and cash equivalents                                                       $         48,906  $          43,593
   Restricted cash                                                                           17,246                  -
   Accounts receivable, less allowance for doubtful
    accounts of $13,272 and $5,378                                                          188,359            127,923
   Notes receivable - current portion                                                         3,209             15,563
   Income taxes recoverable                                                                  14,835                  -
   Deferred tax asset                                                                         9,912              2,295
   Other current assets                                                                      13,001              9,235
   Net assets of discontinued operations                                                     36,813             45,883
                                                                                       -------------     --------------
     Total current assets                                                                   332,281            244,492

Goodwill, net of accumulated amortization of
   $18,527 and $5,838                                                                       379,922            293,553
Property and equipment, net of accumulated depreciation of
   $21,792 and $14,490                                                                       56,148             29,207
Notes receivable - non-current portion                                                        4,856              3,116
Other assets                                                                                 14,136              9,396
                                                                                       -------------     --------------

TOTAL ASSETS                                                                       $        787,343  $         579,764
                                                                                       =============     ==============

                                   LIABILITIES
Current liabilities:
   Accounts payable                                                                $         41,228  $          38,863
   Income taxes payable                                                                           -              5,967
   Notes payable and capitalized leases - current portion                                     6,534             35,230
   Accrued expenses                                                                          50,833             37,129
                                                                                       -------------     --------------
        Total current liabilities                                                            98,595            117,189

Bank debt                                                                                   144,000             44,000
Notes payable and capitalized leases - long term portion                                      1,345              6,741
Deferred tax liability                                                                       11,968              6,881
Accrued expenses                                                                             18,303                592
                                                                                       -------------     --------------

TOTAL LIABILITIES                                                                           274,211            175,403
                                                                                       -------------     --------------

                              STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share
    Authorized - 250,000 shares
    Issued and outstanding - 93,341 shares at December 31, 1999;
                             79,560 shares at December 31, 1998                                 933                795
Additional paid-in capital                                                                  443,052            336,743
Retained earnings                                                                            74,170             69,327
Unearned ESOP                                                                               (1,795)            (2,549)
Treasury stock                                                                                (754)               (74)
Accumulated other comprehensive income (loss)                                               (2,474)                119
                                                                                       -------------     --------------
TOTAL STOCKHOLDERS' EQUITY                                                                  513,132            404,361
                                                                                       -------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $        787,343  $         579,764
                                                                                       =============     ==============

See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          1999             1998              1997
                                                                      -------------    -------------     --------------
Revenues                                                          $        546,393  $       359,468  $         179,516

Expenses:
   Operating                                                               461,118          282,674            155,600
   Corporate, general and administrative                                    19,138            5,155              4,162
   Merger-related                                                            5,789            4,535                416
   Depreciation and amortization                                            23,470           11,074              4,128
   Interest expense                                                          6,602            3,241              1,216
   Other expense (income), net                                               4,397          (4,811)            (2,289)
                                                                      -------------    -------------     --------------
         Total expenses                                                    520,514          301,868            163,233
                                                                      -------------    -------------     --------------

Income from continuing operations before income
   tax expense                                                              25,879           57,600             16,283
Income tax expense                                                          14,449           20,590              4,224
                                                                      -------------    -------------     --------------
Income from continuing operations                                           11,430           37,010             12,059

Income (loss) from operations of discontinued business (net of income tax
    (benefit) expense of $(1,068), $3,275 and
    $3,123, respectively)                                                  (3,596)            6,880              7,992
Loss on disposal of discontinued business (net of income tax
   benefit of $210, $0, and $305, respectively)                              (391)                -              (572)
                                                                      -------------    -------------     --------------

Net income                                                        $          7,443  $        43,890   $         19,479
                                                                      =============    =============     ==============

Earnings (loss) per share:
   Basic:
    Income from continuing operations                             $           0.13  $          0.55  $            0.24
    Income (loss) from discontinued operations                              (0.04)             0.10               0.15
                                                                      -------------    -------------     --------------
    Net income per share                                          $           0.09  $          0.65   $           0.39
                                                                      =============    =============     ==============

   Diluted:
    Income from continuing operations                             $           0.12  $          0.46  $            0.20
    Income (loss) from discontinued operations                              (0.04)             0.08               0.12
                                                                      -------------    -------------     --------------
    Net income per share                                          $           0.08  $          0.54  $            0.32
                                                                      =============    =============     ==============

Weighted average common shares                                              86,851           67,880             49,448
                                                                      =============    =============     ==============

Weighted average common shares and dilutive potential
   common shares                                                            91,702           81,084             61,412
                                                                      =============    =============     ==============

Pro forma income data - unaudited:
   Income from continuing operations                              $         11,430  $        37,010  $          12,059
   Pro forma adjustment for income tax expense                               1,762            1,767              1,702
                                                                      -------------    -------------     --------------
   Pro forma income from continuing operations                    $          9,668  $        35,243  $          10,357
                                                                      =============    =============     ==============

   Pro forma earnings per share from continuing operations:
       Basic earnings per share                                   $           0.11  $          0.52  $            0.21
                                                                      =============    =============     ==============
       Diluted earnings per share                                 $           0.11  $          0.43  $            0.17
                                                                      =============    =============     ==============

See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             Additional
                                                Common         Paid-In     Retained
                                    Shares        Stock        Capital      Earnings
                                  ------------  -----------  ------------  -----------
December 31, 1996                      46,333 $        463 $      86,273 $     19,783
   Comprehensive income:
     Net income                             -            -             -       19,479
     Foreign translation and
         other                              -            -             -            -
     Change in unrealized
         appreciation, net of tax           -            -             -            -
                                  ------------  -----------  -----------   -----------
          Total comprehensive
            income                          -            -             -       19,479
                                  ------------  -----------  ------------  -----------
   Pre-merger transactions of
    pooled entities                         -            -           959      (9,893)
   Stock issuances                        617            6         5,261            -
   Stock options                           53            1           334            -
   Warrants                               533            5         2,819            -
   Business acquisitions                6,497           65        38,657            -

                                  ------------  -------------------------  -----------
December 31, 1997                      54,033          540       134,303       29,369
   Comprehensive income:
     Net income                             -            -             -       43,890
     Foreign translation and
         other                              -            -             -            -
     Change in unrealized
       appreciation, net of tax             -            -             -            -
                                  ------------  -------------------------  -----------
          Total comprehensive
            income                          -            -             -       43,890
                                  ------------  -------------------------  -----------
   Pre-merger transactions of
    pooled entities                         -            -         (708)      (3,932)
   Stock issuances                      3,800           38        47,657            -
   Stock options                           61            1           679            -
   Warrants                             8,902           88        35,378            -
   Business acquisitions               12,764          128       119,434            -
                                  ------------  -----------  ------------  -----------
December 31, 1998                      79,560          795       336,743       69,327
   Comprehensive income:
     Net income                             -            -             -        7,443
     Foreign translation and
         other                              -            -             -            -
     Change in unrealized
       appreciation, net of tax             -            -             -            -
                                  ------------  -------------------------  -----------
          Total comprehensive
            income                          -            -             -        7,443
                                  ------------  -----------  ------------  -----------
   Pre-merger transactions of
    pooled entities                         -            -          (32)      (2,600)
   Allocation of ESOP shares                -            -           164            -
   Purchase of treasury stock               -            -             -            -
   Stock issuances                      1,744           18        24,982            -
   Stock options                            1            -           267            -
   Warrants                             4,365           44        18,480            -
   Business acquisitions                7,671           76        62,448            -
                                  ------------  -----------  ------------  -----------
December 31, 1999                      93,341 $        933 $     443,052 $     74,170
                                  ============  ===========  ============  ===========





                                                             Accumulated
                                   Unearned                     Other
                                   ESOP          Treasury   Comprehensive
                                    Shares         Stock        Income         Totals
                                  ------------   --------   ---------------  -----------
December 31, 1996               $     (3,321)  $ (1,084)  $          3,835 $    105,949
   Comprehensive income:
     Net income                             -          -                 -       19,479
     Foreign translation and
         other                              -          -                 2            2
     Change in unrealized
       appreciation, net of tax             -          -           (2,090)      (2,090)
                                  ------------   --------   ---------------  -----------
          Total comprehensive
            income                          -          -           (2,088)            -
                                  ------------   --------   ---------------  -----------
   Pre-merger transactions of
    pooled entities                       433      (571)                 -      (9,072)
   Stock issuances                          -          -                 -        5,267
   Stock options                            -          -                 -          335
   Warrants                                 -          -                 -        2,824
   Business acquisitions                    -          -                 -       38,722

                                  ------------   --------   ---------------  -----------
December 31, 1997                     (2,888)    (1,655)             1,747      161,416
   Comprehensive income:
     Net income                             -          -                 -       43,890
     Foreign translation and
         other                              -          -              (52)         (52)
     Change in unrealized
       appreciation, net of tax             -          -           (1,576)      (1,576)
                                  ------------   --------   ---------------  -----------
          Total comprehensive
            income                          -          -           (1,628)            -
                                  ------------   --------   ---------------  -----------
   Pre-merger transactions of
    pooled entities                       339      1,581                 -      (2,720)
   Stock issuances                          -          -                 -       47,695
   Stock options                            -          -                 -          680
   Warrants                                 -          -                 -       35,466
   Business acquisitions                    -          -                 -      119,562
                                  ------------   --------   ---------------  -----------
December 31, 1998                     (2,549)       (74)               119      404,361
   Comprehensive income:
     Net income                             -          -                 -        7,443
     Foreign translation and
         other                              -          -                63           63
     Change in unrealized
       appreciation, net of tax             -          -           (2,656)      (2,656)
                                  ------------   --------   ---------------  -----------
          Total comprehensive
            income                          -          -           (2,593)            -
                                  ------------   --------   ---------------  -----------
   Pre-merger transactions of
    pooled entities                                   74                        (2,558)
   Allocation of ESOP shares                -          -                 -          164
   Purchase of treasury stock             754      (754)                              -
   Stock issuances                          -          -                 -       25,000
   Stock options                            -          -                 -          267
   Warrants                                 -          -                 -       18,524
   Business acquisitions                    -          -                 -       62,524
                                  ------------   --------   ---------------  -----------
December 31, 1999               $     (1,795)  $   (754)  $        (2,474)  $   513,132
                                  ============   ========   ===============  ===========

See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                         1999              1998              1997
                                                                     -------------     -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from continuing operations                          $  11,430         $  37,010         $  12,059
   Adjustments to reconcile net income from continuing
    operations to net cash provided by (used in) operating
     activities:
         Consolidation and integration charges                       27,433                 -                 -
         Note impairment charge                                       8,952                 -                 -
      Gain on sale of business                                            -            (1,450)                -
      Depreciation and amortization                                  23,470            11,074             4,128
      Deferred income taxes                                          (8,787)           (2,019)           (2,764)

   Changes in assets and liabilities, net of
   acquisitions and dispositions:
      Accounts receivable, net                                      (47,830)          (37,723)          (16,502)
      Other assets                                                   (5,703)           (7,325)            2,761
      Accounts payable                                                   83            10,604             6,098
      Income taxes                                                  (22,766)            3,532               440
      Accrued expenses and other liabilities                         (8,690)            3,759            10,077
      Other, net                                                      4,791              (546)           (4,124)
                                                                  ---------         ---------         ---------
   Net cash provided by (used in) operating activities              (17,617)           16,916            12,173
                                                                  ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions, net of cash acquired                      (42,994)          (76,063)          (40,638)
   Proceeds from dispositions of businesses                               -             2,744            10,700
   Additions to property and equipment                              (33,725)          (13,194)           (3,862)
   Net decrease (increase) in notes receivable                        1,402             6,067            (2,603)
                                                                  ---------         ---------         ---------
      Net cash used in investing activities                         (75,317)          (80,446)          (36,403)
                                                                  ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank debt                                          226,000            92,075             8,401
   Proceeds from notes payable and capitalized leases                13,003             5,460             5,542
   Payment of bank debt                                            (126,000)          (56,476)                -
   Payment of notes payable and capitalized leases                  (55,989)          (38,559)           (7,541)
   Pre-merger equity transactions                                    (2,558)           (2,720)           (9,072)
   Proceeds from stock issuances                                     25,000            47,695             5,267
   Proceeds from exercise of stock options and warrants              18,791            36,146             3,159
                                                                  ---------         ---------         ---------
      Net cash provided by financing activities                      98,247            83,621             5,756
                                                                  ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                  5,313            20,091           (18,474)
Cash and cash equivalents at beginning of year                       43,593            23,502            41,976
                                                                  ---------         ---------         ---------
Cash and cash equivalents at end of year                          $  48,906         $  43,593         $  23,502
                                                                  =========         =========         =========

See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Century Business Services, Inc. and subsidiaries (Century or the Company) is a diversified services company which, acting through its subsidiaries, provides professional outsourced business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and Toronto, Canada. Century offers integrated services in the following areas: accounting, tax, valuation, and advisory services; benefits administration and insurance services; human resources and payroll services; performance consulting services; information technology services; and specialty insurance (classified as discontinued).

       Basis of Consolidation

       The accompanying consolidated financial statements include the accounts of Century and its wholly owned subsidiaries. The consolidated financial statements have been restated for business combinations accounted for as a pooling-of-interests as if such combined companies had operated as one entity since inception. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Accounting Estimates

       In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

       Cash and Cash Equivalents and Restricted Cash

       Cash and cash equivalents include cash on hand, funds held on deposit and short-term highly liquid investments with a maturity of three months or less at the date of purchase. The carrying amount approximates fair value because of the short maturity of those instruments.

       Restricted cash represents funds on deposit from clients for which Century is administering and settling claims. A related liability for these funds is recorded in accrued expenses and other liabilities in the consolidated balance sheet.

       Other Financial Instruments

       The carrying amount of Century's accounts receivable and payables approximates fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value. The interest rate on the bank debt is variable and approximates current market rates.

       Goodwill

       Goodwill is being amortized on a straight-line basis over the expected periods to be benefited. During the fourth quarter of 1999, Century shortened its goodwill amortization period from periods up to 40 years to 15 years, beginning October 1, 1999. It is Century's policy to evaluate continually the period of amortization and recoverability of goodwill based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows, undiscounted and without interest, would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses. Amortization expense from continuing operations was approximately $12,683,000, $4,841,000 and $1,334,000 in 1999, 1998 and 1997, respectively.

       Property and Equipment

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over estimated useful lives.

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

       Revenue Recognition

       Century recognizes revenue from professional services as the related services are provided. Century bills clients based upon a predetermined agreed upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. All reimbursements of out-of-pocket expenses are netted against the related expense item and reported in "operating expenses" in the consolidated statements of income. The cumulative impact of any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known. Century also bills administration fees for administering their customers' self-insured health plans. Administration fees are based on a fixed amount per eligible life per month. Century receives reinsurance commissions from the various reinsurance carriers utilized. The reinsurance commissions are determined by the terms of the reinsurance carrier agreements. Reinsurance commissions are accrued over the period in which the related income is recognized.

       Premiums from short-duration contracts ordinarily are recognized as revenue over the contract period in proportion to the amount of insurance protection provided. Premiums from long-duration contracts, such as whole-life contracts (including limited-payment and single-premium life contracts), guaranteed renewable term life contracts, annuity contracts, and title insurance contracts, are recognized as revenue when due from policyholders. Century recognizes commission income principally on the later of the effective date of the policy or the billing date. Contingent commissions, which include retrospective commission and experience rated commissions, are accrued over the period in which the related income is earned. Service fee income is recognized as earned, which is ordinarily over the period in which the services are provided.

       Bad debt expense for the years ended December 31, 1999, 1998 and 1997 was $9.8 million, $2.3 million and $2.2 million, respectively.

       Earnings per Share

       Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of stock options, warrants and contingent shares.

       Stock Options

       Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Century provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method had been applied. See Note 8.

       New Accounting Standard

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed via the issuance of SFAS No. 137. The effective date for SFAS No. 133 is now for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. This means that Century must adopt the standard no later than January 1, 2001. Century does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows.

       Reclassifications

       Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

2.     ACQUISITIONS

       During fiscal 1999, Century slowed its strategic acquisition program, purchasing the businesses of thirty-five complementary companies. These acquisitions comprised the following: twenty-one business solutions companies; eleven benefits, insurance, wealth management, and payroll solutions companies; two technology solutions companies; and one performance consulting solutions company.

       Thirty of the acquisitions were accounted for under the purchase method of accounting, and accordingly, the operating results of the acquired companies have been included in the accompanying consolidated financial statements since the dates of acquisition. The aggregate purchase price of these acquisitions was approximately $77.7 million, comprised of $29.7 million in cash, $0.5 million in assumed liabilities, and 5.6 million shares of restricted common stock (estimated fair value of $47.5 million at acquisition). The aggregate purchase price excludes future contingent consideration of up to $21.7 million, comprised of $10.1 million in cash and notes and 1.5 million shares of restricted common stock (estimated stock value of $11.6 million at acquisition), which is based on the acquired companies' ability to meet or exceed certain performance goals. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the acquired companies based upon their respective fair market values. The excess of the purchase price over fair value of net assets acquired (goodwill) approximated $71.9 million and is being amortized over a 15 year period. As a result of the nature of the assets and liabilities of the businesses acquired, there were no material identifiable intangible assets or liabilities. Future contingent consideration is recorded as additional purchase price when performance goals have been met and shares and cash have been released from escrow.

       The following data summarizes, on an unaudited pro forma basis, the combined results from continuing operations of Century and the businesses acquired during 1999 under the purchase method of accounting, as if they had occurred on January 1, 1998. The pro forma amounts give effect to appropriate adjustments resulting from the combination, but do not give effect to the planned divestiture of four smaller non-core operations (see Note 14) and are not necessarily indicative of future results of operations or of what results would have been for the combined companies (in thousands, except per share data):

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        Unaudited
                                                                                        ---------
                                                                                 1999                   1998
                                                                           -----------------     -------------------
         Revenues - pro forma                                           $           582,517  $              429,114
                                                                           =================     ===================
         Net income - pro forma (a)                                     $            14,823  $               45,938
                                                                           =================     ===================
         Earnings per share - pro forma (a)
            - basic                                                     $              0.16  $                 0.63
                                                                           =================     ===================
            - diluted                                                   $              0.16  $                 0.53
                                                                           =================     ===================

             -----------------
             (a) includes after-tax expenses of $25.5 million related to Century's integration and consolidation charges and note impairment charge recorded in the fourth quarter of 1999.

       Century exchanged 6.7 million shares of its common stock for all of the respective common stock of five acquisitions accounted for under the pooling-of-interest method of accounting for business combinations. Accordingly, Century's consolidated financial statements have been restated to include the results of the pooled entities for all periods presented.

       Revenues and net income from continuing operations for Century and the pooled entities prior to their respective mergers for the year ended December 31, were as follows (in thousands):

                                                                     1999                1998               1997
                                                                ----------------     --------------     -------------
         Revenues                                            $                      $                  $
           Century                                                      509,160            297,520           126,304
           Pooled entities                                               37,233             61,948            53,212
                                                                ----------------     --------------     -------------
           Combined                                          $          546,393     $      359,468     $     179,516
                                                                ================     ==============     =============

         Net income from continuing operations
           Century (a)                                       $            5,708     $       32,721     $       8,836
           Pooled entities                                                5,722              4,289             3,223
                                                                ----------------     --------------     -------------
           Combined                                          $           11,430     $       37,010     $      12,059
                                                                ================     ==============     =============

             ------------------
             (a)includes after-tax expenses of $25.5 million related to
                Century's integration and consolidation charges and note impairment charge recorded in the fourth quarter of 1999.

       There were no significant transactions between Century, and the pooled entities prior to the combination. Certain reclassifications were made to the pooled entities financial statements to conform to Century's presentations.

       Several of the aforementioned pooling-of-interests transactions involved enterprises that previously had not been subjected to income taxes. Accordingly, pro forma adjustments have been presented in the consolidated statements of income.

       Merger transaction costs consist primarily of fees for attorneys, accountants, financial advisors, printing and other related charges. All pooling transaction costs are expenses as incurred.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


3.     INVESTMENTS

       Included in other assets (non-current) at December 31, 1999 and 1998, are investments accounted for under the cost and equity method of accounting of $2.5 million and $0, respectively. In 1999, Century acquired an ownership interest of approximately 20% in Fundscape.com, which is being accounted for under the equity method. At December 31, 1999, Century's investment in Fundscape.com was $0.8 million, which includes its proportionate share of Fundscape.com's operating losses for 1999 of $0.2 million. Century also has a 3% ownership interest in QuikCAT.com, which is being accounted for under the cost method. At December 31, 1999, Century's investment in QuikCAT.com was $1.8 million. In addition, Century has an outstanding trade receivable from QuikCAT.com of $1.3 million. Although the market value of Century's investments in Fundscape.com and QuikCAT.com are not readily determinable, management believes the fair value of these investments exceeds their carrying amounts.

4.    INCOME TAXES

      The components of income tax expense (benefit) included in the consolidated statements of income are as follows (in thousands):

                                                                          1999             1998             1997
                                                                       ------------     ------------     ------------
      Continuing operations:
        Current:
           Federal and international                               $        20,991  $        19,099  $         5,773
           State and local                                                   2,245            3,510            1,215
                                                                       ------------     ------------     ------------
                                                                            23,236           22,609            6,988
        Deferred                                                           (8,787)          (2,019)          (2,764)
                                                                       ------------     ------------     ------------
                  Total continuing operations                               14,449           20,590            4,224
      Discontinued operations                                              (1,278)            3,275            2,818
                                                                       ------------     ------------     ------------
                                                                   $        13,171  $        23,865  $         7,042
                                                                       ============     ============     ============

      The provision for income taxes attributable to earnings from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands):

                                                                          1999             1998             1997
                                                                       ------------     ------------     ------------

      Tax at statutory rate                                        $         9,058  $        20,160  $         5,699
      State taxes (net of federal benefit)                                     658            2,085              595
      Change in valuation allowance                                              -          (1,379)            (908)
      Nondeductible goodwill                                                 3,837            1,413              383
      Acquired nontaxable entities                                         (1,762)          (1,767)          (1,702)
      Disposal of non-core business units                                    2,163                -                -
      Other, net                                                               495               78              157
                                                                       ------------     ------------     ------------
      Provision for income tax from continuing
        operations                                                 $        14,449  $        20,590  $         4,224
                                                                       ============     ============     ============

      Effective income tax rate                                              55.8%            35.7%            25.9%
                                                                       ============     ============     ============

      Pro forma effective income tax
        rate on pooled entities - unaudited                                  62.6%            38.8%            36.4%
                                                                       ============     ============     ============

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 1999 and 1998, are as follows (in thousands):

                                                                               1999                1998
                                                                           --------------      --------------
      DEFERRED TAX ASSETS:
      Net operating loss carryforwards                                  $          2,276    $          1,718
      Deferred compensation                                                        2,020               3,462
      Allowance for doubtful accounts                                              3,660               1,311
      Consolidation and integration                                                5,217                   -
      Note receivable impairment charge                                            3,133                   -
      Other deferred tax assets                                                      845                 611
                                                                           --------------      --------------
        Total gross deferred tax assets                                           17,151               7,102
        Less: valuation allowance                                                  (756)               (756)
                                                                           --------------      --------------
        Net deferred tax assets                                                   16,395               6,346
                                                                           --------------      --------------

      DEFERRED TAX LIABILITIES:
      Change in accounting method                                                 12,333               7,940
      Deferred commission revenues                                                 1,985                 841
      Fixed asset basis differential                                               2,607               1,131
      Other deferred tax liabilities                                               1,526               1,020
                                                                           --------------      --------------
        Total gross deferred tax liabilities                                      18,451              10,932
                                                                           --------------      --------------

      Net deferred tax liability                                        $          2,056   $           4,586
                                                                           ==============      ==============

       Century had net operating loss (NOL) carryforwards from continuing operations of approximately $5,135,000 and $4,295,000 at December 31, 1999 and 1998, respectively, from the separate return years of certain acquired entities. These losses are subject to limitations regarding the offset of Century's future taxable income and will begin to expire in 2007.

       A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Century determines a valuation allowance based on its analysis of amounts available in the statutory carryback period, consideration of future deductible amounts, and assessment of the separate company profitability of certain acquired entities. Century has established valuation allowances for portions of acquired NOL carryforwards. There was no change in the valuation allowance for the years ended December 31, 1999 and 1998. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill of acquired entities was $756,000 at December 31, 1999 and 1998.

5.     BANK DEBT, NOTES PAYABLE AND CAPITALIZED LEASES

      Bank debt, notes payable and capitalized leases, consist of the following (in thousands):

                                                                                           December 31
                                                                             ----------------------------------------
                                                                                   1999                  1998
                                                                             -----------------     ------------------

      Bank debt:
         Revolving credit facilities, effective rates of 6.25% to 8.50%   $           144,000   $             44,000
                                                                             =================     ==================
      Notes payable and capitalized leases:

         Promissory notes payable to former owners of acquired
           businesses, various rates, due 1999 to 2006                   $              2,291  $              24,793


                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



         Other notes payable, various rates, due 1999 to 2005                           4,691                 16,742
         Capitalized leases, various rates, payable in
           installments through 2004                                                      897                    436
                                                                             -----------------     ------------------
                                                                         $              7,879  $              41,971
                                                                             =================     ==================


       The Company has a $250 million credit facility with a group of banks. The bank credit facility carries a commitment fee on the unused amount of the credit facility. The interest rate is based on a margin plus a base rate that is selected by the Company at the time of the borrowings. The base rate is (a) the higher of 0.50% per annum above the latest Federal Funds Rate or the rate in effect from time to time announced by the Bank of America, San Francisco, California offices as its "reference rate" or (b) the offshore rate. Borrowings and commitments by the banks under the credit facility mature in 2004.

       The bank credit agreement contains certain financial covenants. The bank credit agreement currently contains the following more significant financial covenants: (i) maintenance of a minimum consolidated net worth equal to a base amount of $469 million plus 70% of the Company's positive net income plus 100% of the cash and non cash proceeds of any equity securities issued by the Company; (ii) a consolidated leverage ratio that cannot exceed 2.50:1.00; (iii) minimum interest coverage ratio's of at least 4.50:1.00 through December 31, 1999, 4.75:1.00 through December 31, 2000 and 5.00:1.00 thereafter until maturity; and (iv) dividends cannot be paid without the prior written approval of the bank group. (The Company was not in compliance with the minimum net worth requirement as of December 31, 1999. See Note 13 for discussion of the amendment to the bank credit agreement.)

       The bank credit agreement also places significant restrictions on the Company's ability to create liens or other encumbrances, to make certain payments (including dividends), investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The agreement contains a provision that, in the event of a defined change in control, the agreement may be terminated.

       At December 31, 1999, aggregate maturities of notes payable, bank debt and capitalized leases, were as follows (in thousands):

       YEARS ENDING DECEMBER 31,

      2000                         $           6,534
      2001                                       276
      2002                                       479
      2003                                       305
      2004                                   144,199
      Thereafter                                  86
                                   -----------------
                                   $         151,879
                                   =================

       Management believes that the carrying amounts of bank debt, notes payable, and capitalized leases recorded at December 31, 1999 approximate fair values.

6.    COMMITMENTS AND CONTINGENCIES

       Operating Leases
       ----------------

       Century leases certain of its premises and equipment under various operating lease agreements. At December 31, 1999, future minimum rental commitments becoming payable under all operating leases from continuing operations are as follows (in thousands):

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      YEARS ENDING DECEMBER 31,

      2000                                            $         23,449
      2001                                                      19,123
      2002                                                      14,296
      2003                                                       9,732
      2004                                                       9,486
      Thereafter                                                21,769
                                                      ----------------
                                                      $         97,855
                                                      ================

       Total rental expense incurred under operating leases was approximately $26,261,000, $15,830,000 and $7,265,000 in 1999, 1998 and 1997,
       respectively.

       Other
       -----

       In September 1999, three purported stockholder class-action lawsuits were filed in the United States District Court for the Northern District of Ohio against Century and certain of its current and former directors and officers. Subsequently, these three actions were consolidated into a single case, Darby, et al. v. Century Business Services, Inc., et al., filed January 28, 2000, alleging violations of the Securities Exchange Act of 1934 in connection with certain statements made during the period from February 6, 1998 to November 23, 1998, by, among other things, misstating revenue run rates, improperly accounting for certain acquisitions, improperly amortizing goodwill, and failing to disclose certain adverse information of which the defendants were aware.

       In February 2000, two additional purported stockholder class-action lawsuits - Gochman, et al. v. Century Business Services, Inc., et al. and Korn, et al. v. Century Business Services, Inc., et al. - were filed in the United States District Court for the Northern District of Ohio and one additional purported stockholder class-action lawsuit - Albert, IV, et al. v. Century Business Services, Inc., et al. - was filed in the United States District Court for the District of Maryland, against Century and certain of its current and former directors and officers. The plaintiffs in these cases alleged violations of the Securities Exchange Act of 1934 in connection with certain statements made during the period from February 9, 1999 to January 28, 2000, by, among other things, improperly amortizing goodwill and failing adequately to monitor changes in operating results. Century expects that the Albert action will be transferred to the United States District Court for the Northern District of Ohio, that all of the actions will be consolidated, and an amended complaint will be filed. None of these events has yet taken place.

       On March 2, 2000, an additional purported stockholder class-action lawsuit - Marsh, et al. v. Century Business Services, Inc., et al. - was filed in the United States District Court for the Northern District of Ohio against Century and certain of its current and former directors and officers. The plaintiffs in this case made similar allegations for the time period from March 4, 1999 to January 28, 2000 inclusive.

       There has been no discovery in any of the actions. Century and the named director and officer defendants deny all allegations of wrongdoing made against them in these actions and intend to vigorously defend each of these lawsuits. Although the ultimate outcome of the aforementioned litigation is uncertain, based on the allegations contained in the complaints, management does not believe that these lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of Century.

       In addition to the above-described items, Century is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of Century.

7.     EMPLOYEE BENEFITS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       Century has profit sharing plans covering substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation, in accordance with
       Section 401(k) of the Internal Revenue Code. Employer contributions made to the plans in 1999, 1998 and 1997, amounted to approximately $4,675,000, $2,462,000, and $1,386,000, respectively.

       As a result of two acquisitions, Century has employee stock ownership plans (ESOP) at two of its subsidiaries. One ESOP was the result of a 1998 acquisition and all of the shares have been allocated to the participants and the related expense of approximately $0.2 million has been included in the 1999 statement of operations. Both ESOPs have been frozen and therefore there will be no future allocations to participants.

8.     COMMON STOCK

       Century's authorized common stock consists of 250,000,000 shares of common stock, par value $0.01 per share (Common Stock). The holders of Century's common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There are no cumulative voting rights with respect to the election of directors. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock will be able to elect the directors of Century then standing for election as terms expire. Holders of Common Stock have no preemptive rights and are entitled to such dividends as may be declared by the Board of Directors of Century out of funds legally available therefor. The Common Stock is not entitled to any sinking fund, redemption or conversion provisions. On liquidation, dissolution or winding up of Century, the holders of Common Stock are entitled to share ratably in the net assets of Century remaining after the payment of any and all creditors. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and nonassessable. The transfer agent and registrar for the Common Stock is Firstar Bank, N.A.

       Century completes registration filings related to its Common Stock to register shares under the Securities Act of 1933. To date, Century has registered the following shares of Common Stock for the following purposes: (i) 12.2 million shares, of which approximately
       11.4 million shares remain available for resale from time to time by selling stockholders under various shelf registration statements which are less than one year old; (ii) $125 million in shares of our Common stock, debt securities, and warrants to purchase common stock or debt securities, of which $100 million remain available to be offered from time to time to the public under our universal shelf registration statement; and (iii) 15 million shares of our Common Stock, all of which remain available to be offered from time to time in connection with acquisitions under our acquisition shelf registration statement.


       In February 1999, Century issued 1,800,000 restricted shares of common stock and 900,000 warrants to an outside party for a $25 million equity investment in Century. Fifty percent of the common stock is subject to a one-year lock-up restriction, while the remaining common stock is subject to a two-year lock-up restriction, and warrants to purchase shares of common stock may be exercised under the following terms: 300,000 shares for three years at $20 per share; 300,000 shares for four years at $25 per share; and 300,000 for five years at $30 per share.

       In February and May of 1998, Century completed a private placement in which it sold an aggregate of 3,800,000 shares of Common Stock to qualified investors at an aggregate purchase price of $13.25 per share and realized $47.7 million in proceeds.

       In April 1997, Century completed a private placement in which Century sold an aggregate of 616,611 units to qualified investors at an aggregate purchase price of $9.00 per Unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.00 per share, exercisable for a three year period from the date of issuance. Century realized net proceeds of approximately $5,300,000.

       Warrants
       In connection with the spin off of the hazardous waste operations (including Century's predecessor company) to the stockholders of Republic Industries, Inc. (the "RESI Transaction") in 1996, RESI agreed to issue to

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       holders of unexpired warrants of its former parent, additional RESI warrants to acquire shares of RESI's Common Stock equal to one fifth of the number of shares available. At the Distribution date, RESI adjusted the per share exercise price of the RESI warrants to reflect the effect of the distribution on the market prices of RESI and its former parent's common stock. These warrants are designated as stapled warrants and expire at various dates through December 2000. The holders of these warrants are able to exercise under the original terms of the warrants and will receive Company stock.

       In addition to warrants issued through the RESI Transaction, Century also issued warrants in connection with private placements completed in October 1996, December 1996, and April 1997, and granted warrants in connection with certain acquisitions made during 1997. Portions of the warrants issued in connection with 1997 acquisitions are restricted from being transferred in accordance with various lock-up agreements between the former shareholders of the acquired entities and Century.

       During 1999, certain holders of warrants issued in connection with 1997 acquisitions gave up demand registration rights due to them. In November 1999, the Board of Directors extended the expiration dates of the aforementioned warrant holders by an additional twelve months in consideration of forgoing demand registration rights. In December 1999, the Board of Directors extended the expiration dates of certain warrants outstanding from the December 1996 and April 1997 private placements through June 2000. As consideration for the extension of the term, the holders of the warrants will pay the original exercise price, plus a premium for each month from the original expiration date to the exercise date, upon exercise of the warrants.

       Information relating to warrants to purchase common stock is summarized below (in thousands):


                                                                1999                  1998                 1997
                                                          -----------------     -----------------     ---------------
      Outstanding at beginning of year                              13,477                22,379              20,786
      Granted /Issued                                                  900                     -               2,126
      Exercised                                                    (4,365)               (8,902)               (533)
                                                          -----------------     -----------------     ---------------
      Outstanding at end of year (a)                                10,012                13,477              22,379
                                                          -----------------     -----------------     ---------------

      Subject to Lock-Up Provisions                                      -                 1,071               1,806
                                                          =================     =================     ===============
      Exercisable at end of year                                    10,012                12,406              20,573
                                                          =================     =================     ===============


       (a) Exercise prices for warrants outstanding at December 31, 1999 ranged from $1.60 to $30.00. Exercise prices for warrants outstanding at December 31, 1998 and 1997, ranged from $1.075 to $13.06.

       Stock Options

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

       Under the 1996 Employee Stock Option Plan, a maximum of 7,000,000 options may be awarded. The options awarded are subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. The options are awarded at a price not less than fair market value at the time of the award and expire six years from the date of grant. Further, under the 1996 plan 250,000 options were granted to non-employee directors. These options became exercisable immediately upon being granted with a five-year expiration term from the date of grant.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       Prior to the RESI Transaction, certain options were granted to employees, directors and affiliates of RESI's former parent company. When RESI was spun-off in April 1995 (the "Distribution Date"), optionees received options to acquire RESI Common Stock at the ratio of one RESI option for each five options under the former parent's 1990 and 1991 Stock Option plans. The outstanding options at the Distribution Date and the RESI options granted with respect thereto are stapled and are only exercisable if exercised together. As a result of the sale of RESI in July 1997, options under these plans became fully vested. These options remain vested as long as the optionee is employed by the former parent, RESI or their affiliates. The option price is based on the fair market value of the common shares on the date of grant.

      Information relating to the stock option plans is summarized below (in thousands):


                                                                          1999             1998             1997
                                                                       ------------     ------------     ------------
      Outstanding at beginning of year                                       3,581            2,061              317
      Granted (a)                                                            1,951            1,625            1,871
      Exercised (b)                                                            (2)             (61)             (53)
      Expired or canceled                                                    (136)             (44)             (74)
                                                                       ------------     ------------     ------------
      Outstanding at end of year (c)                                         5,394            3,581            2,061
                                                                       ------------     ------------     ------------

      Exercisable at end of year (d)                                           969              470              568
                                                                       ============     ============     ============

      Available for future grant at the end of year                          2,806            1,840              343
                                                                       ============     ============     ============


(a) Options were granted at average costs of $14.05, $16.44 and $11.69 in 1999, 1998 and 1997, respectively.
(b) Options were exercised at prices ranging from $1.08 to $9.63 and averaging $5.35 in 1999, prices ranging from $1.08 to $11.00 and averaging $6.64 in 1998, and prices from $1.08 to $2.31 and averaging $1.68 in 1997.
(c) Exercise prices for options outstanding at December 31, 1999 ranged from $1.08 to $17.75 and averaged $13.83 with expiration dates ranging from June 2000 to June 2005. Exercise prices for options outstanding at December 31, 1998 ranged from $1.08 to $17.75 and averaged $13.72 with expiration dates ranging from June 2000 to October 2004. Exercise prices for options outstanding at December 31, 1997 ranged from $1.08 to $12.50 and averaged $10.49 with expiration dates ranging from July 1998 to October 2003.
(d) Exercise prices for options exercisable at December 31, 1999, 1998, and 1997 averaged $11.67, $9.25 and $7.11, respectively.

Had the cost of stock option plans been determined based on the fair value of options at the grant date, Century's net income and earnings per share pro forma amounts (from continued operations) would be as follows (amounts in thousands, except per share data):


                                                                   As Reported                     Pro Forma
                                                             Basic          Diluted          Basic         Diluted
                                                            ---------     ------------     ----------     -----------
      1999
      ----
      Net income                                        $     11,430   $       11,430   $      9,054   $       9,054
                                                            =========     ============     ==========     ===========
      Net income per share                              $       0.13   $         0.12   $       0.11   $        0.10
                                                            =========     ============     ==========     ===========

      1998
      ----
      Net income                                        $     37,010   $       37,010   $     35,927   $      35,927
                                                            =========     ============     ==========     ===========
      Net income per share                              $       0.55   $         0.46   $       0.53   $        0.44
                                                            =========     ============     ==========     ===========

      1997
      ----
      Net income                                        $     12,059   $       12,059   $     11,727   $      11,727
                                                            =========     ============     ==========     ===========
      Net income per share                              $       0.24   $         0.20   $       0.24   $        0.19
                                                            =========     ============     ==========     ===========

The above results may not be representative of the effects on net income for future years.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       Century applied the Black-Scholes option-pricing model to determine the fair value of each option granted in 1999, 1998 and 1997. Below is a summary of the assumptions used in the calculation:


                                                                          1999             1998             1997
                                                                       ------------     ------------     ------------
      Risk-free interest rate                                                6.30%            6.07%            6.01%
      Dividend yield                                                        -                -                -
      Expected volatility                                                   30.00%           35.00%           35.00%
      Expected option life (in years)                                         3.75             3.75             3.75

       The stock options issued to key employees in 1999 were assumed to vest at a rate of 100%.

9.     EARNINGS PER SHARE

       For the years presented, Century presents both basic and diluted earnings per share from continuing operations. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock (amounts in thousands, except per share data). Included in potential dilutive shares are contingent shares, which represent shares issued and placed in escrow that will not be released until certain performance goals have been met.


                                                                           For the year ended December 31,
                                                                      1999              1998              1997
                                                                  -------------     -------------    ---------------
                                                                        (in thousands, except per share data)
                                                                  --------------------------------------------------
      Numerator
        Net income from continuing operations (a)              $        11,430   $        37,010  $          12,059
      Denominator:
        Basic
           Weighted average common shares                               86,851            67,880             49,448
        Diluted
           Warrants                                                      4,411            12,506             11,721
           Options                                                         228               458                243
           Contingent shares                                               212               240                  -
                                                                  -------------     -------------    ---------------
                        Total                                           91,702            81,084             61,412
                                                                  =============     =============    ===============

      Basic EPS from continuing operations (a)                 $          0.13   $          0.55  $            0.24
                                                                  =============     =============    ===============
      Diluted EPS from continuing operations (a)               $          0.12   $          0.46  $            0.20
                                                                  =============     =============    ===============

      Pro forma income data from continuing operations
        - unaudited (b):
        Pro forma net income                                   $         9,668   $        35,243  $          10,357
                                                                  =============     =============    ===============
        Basic EPS                                              $          0.11   $          0.52  $            0.21
                                                                  =============     =============    ===============
        Diluted EPS                                            $          0.11   $          0.43  $            0.17
                                                                  =============     =============    ===============

----------------
(a) Includes after-tax expenses of $25.5 million related to Century's integration and consolidation charges and note impairment charge recorded in the fourth quarter of 1999.

(b) Pro forma income data from continuing operations reflects pro forma tax adjustments for acquisitions accounted for under the pooling-of-interests transactions that were not subject to income taxes.

Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the years 1999, 1998 and 1997 were determined on the assumption that the options, warrants and contingent shares were exercised or earned at the beginning of the period, or at time of issuance, if later.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.    SUPPLEMENTAL CASH FLOW DISCLOSURES

       During 1999, Century provided aggregate consideration of $0.5 million in the form of notes payable (to mature within one year at a specified time) in lieu of cash in conjunction with two purchases of client lists.

       During 1998, Century provided aggregate consideration of $18 million in the form of notes payable in early 1999 in lieu of cash in conjunction with two purchase acquisitions. In addition, Century received a $3 million note receivable in connection with the sale of M&N Risk Management and M&N Enterprise, Inc.


      Cash paid during the year for (in thousands):              1999             1998             1997
                                                              ------------     ------------     ------------

      Interest                                            $         6,813  $         2,590  $         1,012
                                                              ============     ============     ============

      Income taxes                                        $        39,521  $        18,635  $         5,460
                                                              ============     ============     ============

11.    RELATED PARTIES

       The office building utilized by SMR & Co. Business Services (a subsidiary of Century) is leased under a ten-year lease, expiring February 26, 2006, from a partnership in which former Senior Vice President's spouse is a one-third owner. The lease provides for rental payments of $557,700 per year. A number of the businesses acquired since October 1996 are located in properties owned indirectly by and leased from persons employed by Century. In the aggregate, in 1999, Century paid approximately $2.1 million under such leases, which were at competitive market rates.

       Rick L. Burdick, a director of Century, is a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Akin, Gump performed substantial legal work for Century during 1999 for which the firm received $458,742 from Century.

       Century and/or its subsidiaries maintain joint-referral relationships and service agreements with licensed CPA firms under which Century subsidiaries provide administrative services (including office, bookkeeping, accounting, and other administrative services, preparing marketing and promotion materials, and leasing of administrative and professional staff) in exchange for a fee.

12.    DIVESTITURES

       In April 1999, Century adopted a formal plan to divest its risk-bearing specialty insurance segment, which is no longer part of Century's strategic long-term growth objectives. The risk-bearing specialty insurance segment, which includes Century Surety Company, Evergreen National Indemnity, and Continental Heritage Insurance Company, is reported as a discontinued operation and the consolidated financial statements have been reclassified to report separately its net assets and results of operations. See Note 16, "Discontinued Operations."

       In December 1999, Century announced the divestiture of four smaller non-core business units. The assets of these businesses were written down to net realizable value (based on estimated sales proceeds), and resulted in an estimated loss of approximately $7.1 million which is included in cost of operations in the accompanying consolidated statements of income.

       In December 1998, Century sold M&N Risk Management, Inc. and M&N Enterprises, Inc. for cash and notes, resulting in a gain of approximately $1.5 million which is included in Other Expense, Net in the accompanying consolidated statements of income.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       In December 1997, Century sold Environmental and Commercial Insurance Agency, Inc. and Environmental and Commercial Insurance Agency of LA, Inc. for cash consideration resulting in a gain of approximately $375,000. As part of the transaction, a strategic alliance between Century and the purchaser was established whereby Century will continue to have access to environmental resources for the benefit of its insurance customers after the sale.

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

13.    SUBSEQUENT EVENTS

       On January 7, 2000, Century acquired Andrew M. Watkins CPA, P.C. Andrew
       M. Watkins provides compliance and consulting tax services. The aggregate purchase price of this acquisition was approximately $0.9 million, which includes a "holdback payment" of $137,000 in cash based upon receipt of 50% of the aggregate value of the accounts receivables purchased.

       Under its existing credit facility, Century was required, among other things, to have a minimum net worth of approximately $517.9 million as of December 31, 1999. Century's actual net worth was $513.1 million, which caused the Company to not be in compliance with the minimum net worth requirement as of December 31, 1999. On March 24, 2000 the Company entered into an amendment to its original credit facility with the significant changes as follows:

            - The credit facility was reduced from $250 million to $200 million
            -   The interest rate was increased by 25 basis points
            - The minimum net worth requirement as of December 31, 1999 was revised to change the base amount used in the calculation, thereby reducing the requirement from $517.9 million to $510 million at December 31, 1999
            - The Company entered into an agreement providing its accounts receivable as collateral for the credit facility
            - The Company's minimum interest coverage ratios of at least 4.50:1.00 through December 31, 1999, 4.75:1.00 through December 31, 2000 and 5.00:1.00 thereafter until maturity were changed to at least 4.00:1.00 through December 31, 1999, 4.25:1.00 through December 31, 2000 and 4.50:1.00 thereafter until maturity.

       As a result of the amendment, the Company is in compliance with all of its debt covenants as of December 31, 1999.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly financial data are summarized as follows (in thousands, except per share amounts):


      1999                                                 MARCH 31,         JUNE 30,        SEPTEMBER 30,          DECEMBER 31,
                                                           ---------         --------        -------------          ------------
      REVENUES                                        $        138,372   $      132,252  $           138,119   $           137,650
                                                          =============     ============    =================     =================

      Income (loss) from continuing operations        $         15,192   $       14,471  $            13,081   $          (31,141)
      Income (loss) from discontinued operations                   706              163              (1,417)               (3,439)
                                                          -------------     ------------    -----------------     -----------------

      Net income (loss)                               $         15,898   $       14,634  $            11,664   $          (34,753)
                                                          =============     ============    =================     =================

      Earnings per share:
         Basic -
           Continuing operations                      $           0.19   $         0.17  $              0.15   $            (0.34)
           Discontinued operations                                0.01               --               (0.02)                (0.04)
                                                          -------------     ------------    -----------------     -----------------
           Net income (loss)                          $           0.20   $         0.17  $              0.13   $            (0.38)
                                                          =============     ============    =================     =================

      Earnings per share:
         Diluted -
           Continuing operations                      $           0.17   $         0.16  $              0.14   $            (0.34)
           Discontinued operations                                0.01               --               (0.02)                (0.04)
                                                          -------------     ------------    -----------------     -----------------
           Net income (loss)                          $           0.18   $         0.16  $              0.12   $            (0.38)
                                                          =============     ============    =================     =================

      Pro forma earnings per share
         (from continuing operations):
         Basic                                        $           0.18   $         0.16  $              0.15   $            (0.34)
                                                          =============     ============    =================     =================
         Diluted                                      $           0.17   $         0.15  $              0.14   $            (0.34)
                                                          =============     ============    =================     =================

      Basic shares                                              80,732           84,071               87,014                92,095
                                                          =============     ============    =================     =================
      Diluted shares                                            88,199           90,632               94,011                92,095
                                                          =============     ============    =================     =================

      1998                                                 MARCH 31,         JUNE 30,        SEPTEMBER 30,          DECEMBER 31,
                                                           ---------         --------        -------------          ------------

      Revenues                                        $         76,075   $      80,224   $            91,118   $           112,051
                                                          =============     ===========     =================     =================

      Income from continuing operations               $          8,043   $       8,307   $             9,184   $            11,476
      Income from discontinued operations                        1,594           1,747                 2,091                 1,448
                                                          -------------     -----------     -----------------     -----------------

      Net income                                      $          9,637   $      10,054   $            11,275   $            12,924
                                                          =============     ===========     =================     =================

      Earnings per share:
         Basic -
           Continuing operations                      $           0.14   $        0.13   $              0.13   $              0.15
           Discontinued operations                                0.03            0.03                  0.03                  0.02
                                                          -------------     -----------     -----------------     -----------------
           Net income                                 $           0.17   $        0.16   $              0.16   $              0.17
                                                          =============     ===========     =================     =================

      Earnings per share:
         Diluted -
           Continuing operations                      $           0.11   $        0.11   $              0.11   $              0.14
           Discontinued operations                                0.02            0.02                  0.03                  0.01
                                                          -------------     -----------     -----------------     -----------------
           Net income                                 $           0.13   $        0.13   $              0.14   $              0.15
                                                          =============     ===========     =================     =================

      Pro forma earnings per share
         (from continuing operations):
         Basic                                        $           0.13   $        0.12   $              0.13   $              0.15
                                                          =============     ===========     =================     =================
         Diluted                                      $           0.11   $        0.10   $              0.11   $              0.13
                                                          =============     ===========     =================     =================

      Basic shares                                              58,036          63,200                68,969                75,252
                                                          =============     ===========     =================     =================


                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      Diluted shares                                            72,384          78,877                82,538                84,602
                                                          =============     ===========     =================     =================

       Certain fourth quarter adjustments were made in 1999 that are significant to the quarter and to comparisons between quarters. Presented below are the approximate amounts of adjustments that are the result of fourth quarter events and their effects recorded in the fourth quarter.

       During the fourth quarter of 1999, Century's Board of Directors approved a plan to consolidate several of its operations in multi-office markets and integrate certain back-office functions into a shared-services center. The plan includes the consolidation of at least 60 office locations, the elimination of more than 200 positions (including Corporate), and the divestiture of four small, non-core businesses. Pursuant to the plan, Century recorded a consolidation and integration charge of $27.4 million, of which $21.0 million is included in operating expense and $6.4 million is included in corporate general and administrative expense in the consolidated statements of income. Included in the consolidation and integration charge is a $4.8 million severance accrual, of which $3.8 million is included in operating expense and $1.0 million is included in corporate general and administrative expense. The severance accrual is based on Century's severance plan and other contractual termination provisions. At December 31, 1999, the severance accrual was $4.3 million, as $0.5 million in severance payments were made to individuals identified and accrued for in the plan. Accrued costs for obligations under various noncancellable leases relate to contractual payments that were committed to prior to approving the plan, for which no economic benefit to Century will be subsequently realized.

       Century also announced that it would shorten its goodwill amortization period from periods up to 40 years to 15 years, beginning October 1, 1999. In February 2000, Century became aware of circumstances which led management to conclude that the collateral (i.e., guarantees from third parties) associated with notes received in connection with a transaction previously accounted for as a discontinued operation in 1997 were impaired, and accordingly, recorded a reserve at December 31, 1999 to adjust such to net realizable value.

       The following table summarizes certain fourth quarter events discussed above that contributed to Century's net loss reported in the fourth quarter of 1999:

      Consolidation and integration charges:
         Lease consolidation                                                 $     9.4 million
         Severance                                                                 4.8 million
         Shared services                                                           2.5 million
         Loss on non-core businesses                                               7.1 million
         Other asset impairment                                                    3.6 million
                                                                                ---------------
             Subtotal                                                             27.4 million
      Other charges:
         Effect of change in goodwill amortization period to 15 years              4.2 million
         Additional accounts receivable reserves and write-off's                   3.8 million
         Note impairment                                                           8.9 million
                                                                                ---------------
             Total                                                           $    44.3 million
                                                                                ===============

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.    SEGMENT DISCLOSURES

       Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting selected information about operating segments, products and services, geographic areas and major customers.

       Century's business units have been aggregated into four reportable segments: business solutions; benefits and insurance; performance consulting and technology solutions services. The business units have been aggregated based on the following factors: the products and services are similar, the services are provided to the same customers, and the long term financial performance of these units is affected by similar economic conditions, in addition to considering the regulatory environment of the insurance segment.

       The business solutions segment provides accounting, tax, consulting and business valuation services. The benefits and insurance segment consists of two business units; the benefits and administration group and the insurance services group. The benefits and insurance segment provides benefits administration, business insurance, and payroll services. The performance consulting segment consists of one business unit; the human resources group. The performance consulting segment provides human resources services. The technology solutions segment consists of one business unit; the information technology group. The technology solutions segment provides information technology services. These services are provided to small to medium sized companies in a variety of different industries including, but not limited to, manufacturing, construction, healthcare, and automotive industries.

       Corporate and other charges represent costs at the corporate office that are not allocated to the business units, which includes goodwill amortization for all acquisitions accounted for under the purchase method of accounting. Also included in corporate and other are consolidation and integration charges of approximately $21.1 million during 1999. See Note 14.

       Century operates in the United States and Toronto, Canada and there is no one customer that represents a significant portion of sales.

       Segment information for the years ended December 31, 1999, 1998, and 1997 was as follows (in thousands):

                                    ---------------------------------------------------------------------------------------------
                                                                                1999
                                    ---------------------------------------------------------------------------------------------
                                     Business       Benefits &       Performance      Technology        Corporate
                                     Solutions       Insurance        Consulting       Solutions        and other        Total
                                    ------------    ------------     -------------    ------------     ------------    ----------
Revenues                         $      314,079  $      172,059   $        19,631  $       40,624   $            -  $    546,393
Intercompany revenue                      3,330           6,795             4,369           1,121         (15,615)             -
Pre-tax income                           40,302          35,512             7,120           1,398         (58,453)        25,879
Income tax expense (benefit)             24,669          13,682             3,529             990         (28,421)        14,449
Depreciation and amortization            17,738           3,418               121             382            1,811        23,470
Interest  expense                           895             365                30             232            5,080         6,602
Total assets                            162,652         154,886            11,989          17,107          440,709       787,343

                                    ---------------------------------------------------------------------------------------------
                                                                                1998
                                    ---------------------------------------------------------------------------------------------
                                     Business       Benefits &       Performance      Technology        Corporate
                                     Solutions       Insurance        Consulting       Solutions        and other        Total
                                    ------------    ------------     -------------    ------------     ------------    ----------
Revenues                         $      149,906  $      150,368   $        14,637  $       43,692   $          865  $    359,468
Intercompany revenue                      6,016           5,571             4,111           1,194         (16,892)             -
Pre-tax income                           33,698          32,180             6,319           3,854         (18,451)        57,600
Income tax expense (benefit)             12,483          10,779             2,043           1,515          (6,230)        20,590
Depreciation and amortization             6,961           3,093                83             311              626        11,074
Interest expense                            454             921                 9            (94)            1,951         3,241
Total assets                             97,015          98,445             6,386          17,729          360,189       579,764


               CENTRUY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                 -------------------------------------------------------------------------------------------------
                                                                                 1997
                                 -------------------------------------------------------------------------------------------------
                                      Business       Benefits &       Performance      Technology        Corporate
                                      Solutions       Insurance        Consulting       Solutions        and other        Total
                                     ------------    ------------     -------------    ------------     ------------    ----------
Revenues                         $        44,568  $      101,629   $             -  $       32,851   $          468  $    179,516
Intercompany revenue                       1,607           2,261                 -               -          (3,868)             -
Pre-tax income                             7,017          13,056                 -              48          (3,838)        16,283
Income tax expense (benefit)               2,009           3,390                 -               1          (1,176)         4,224
Depreciation and amortization              1,155           2,529                 -             219              225         4,128
Interest expense                             383           (196)                 -           (193)            1,222         1,216
Total assets                              68,896         117,745                 -           9,444           58,020       254,105


16.    DISCONTINUED OPERATIONS

       In April 1999, Century's Board of Directors approved a formal plan to divest its risk-bearing specialty insurance segment, which is no longer part of Century's strategic long-term growth objectives. The risk-bearing specialty insurance segment, which includes Century Surety Company, Evergreen National Indemnity, and Continental Heritage Insurance Company, is reported as a discontinued operation and the consolidated financial statements have been reclassified to report separately its net assets and results of operations. Prior period consolidated financial statements have been reclassified to the current presentation. Century expects to enter into a definitive agreement, subject to regulatory approval, in the second quarter of 2000.

       At December 31, 1999 and 1998, the net assets of discontinued operations for the specialty insurance segment consisted primarily of the following (in thousands):

                                                                   1999             1998
                                                               -------------    -------------
      Premium receivable                                    $        10,800  $         9,284

      Investments:
         Fixed maturities                                             5,896           12,156
         Securities available for sale                               74,724           70,551
         Mortgage loans                                                   -              740
         Short-term investments                                       5,713            3,470
                                                               -------------    -------------
            Total investments                                        86,333           86,917
                                                               -------------    -------------

      Deferred policy acquisition costs                               4,536            5,746
      Reinsurance recoverables                                       44,305           23,918
      Other assets                                                   26,793           26,148
                                                               -------------    -------------
      Total assets                                                  172,767          152,013
                                                               -------------    -------------

      Losses and loss expenses payable                               84,520           60,994
      Unearned premiums                                              27,860           29,236
      Other liabilities                                              23,574           15,900
                                                               -------------    -------------
      Total liabilities                                             135,954          106,130
                                                               -------------    -------------
      Net assets held for discontinued operations                    36,813           45,883
                                                               =============    =============

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating results of the discontinued segment are as follows (in thousands):

                                                                   1999             1998             1997
                                                               -------------    -------------    --------------
      Revenues:
         Premiums earned                                    $        43,716  $        44,896  $         37,238
         Net investment income                                        5,037            5,381             4,524
         Net gain (loss) on investments                                (13)            3,001             3,044
         Other income                                                   124            1,230                13
                                                               -------------    -------------    --------------
           Total revenues                                            48,864           54,508            44,819

      Expenses:
         Loss and loss adjustments                                   28,644           23,714            20,682
         Policy acquisition                                          16,728           14,932             9,670
         Other, net                                                   7,810            5,286             2,331
         Depreciation and amortization                                  346              421                42
                                                               -------------    -------------    --------------
           Total expenses                                            53,528           44,353            32,725
                                                               -------------    -------------    --------------
      Income (loss) before taxes                                    (4,664)           10,155            12,094
      Income tax (benefit) expense                                  (1,068)            3,275             3,439
                                                               -------------    -------------    --------------
      Income (loss) from discontinued operations                    (3,596)            6,880             8,655
      Loss from a previously discontinued operation, net
      of tax benefit                                                      -                -             (663)
                                                               -------------    -------------    --------------
      Total (loss) income from discontinued operations      $       (3,596)  $         6,880  $          7,992
                                                               =============    =============    ==============

      Loss on disposal, net of tax                          $         (391)  $             -  $          (572)
                                                               =============    =============    ==============

       INVESTMENTS

       The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1999 were as follows (in thousands):

                                                                          Gross            Gross
                                                       Amortized        Unrealized       Unrealized        Estimated
                                                          Cost            Gains            Losses         Fair Value
                                                      -------------    -------------    -------------     ------------
      U.S. Treasury securities and
         obligations of U.S. government
         corporations and agencies                 $         5,588  $            10  $           159  $         5,439
         Corporate securities                                  308                -                -              308
                                                      -------------    -------------    -------------     ------------
               Totals                              $         5,896  $            10  $           159   $        5,747
                                                      =============    =============    =============     ============

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of securities available for sale at December 31, 1999 were as follows (in thousands):

                                                                                  Gross               Gross
                                                                               Unrealized          Unrealized         Estimated
                                                         Amortized Cost           Gains              Losses          Fair Value
                                                         ----------------    ----------------     --------------    --------------
      Fixed Maturities:
      U.S. Treasury securities and
         obligations of U.S. government agencies      $            4,192  $                5  $              37  $          4,160
      Corporate securities                                        19,744                   -              1,470            18,274
      Municipal bonds                                             21,082                   -                728            20,354
      Mortgage-backed securities                                  16,473                   -                970            15,503
      Other asset-backed securities                               11,308                   3                436            10,875
                                                         ----------------    ----------------     --------------    --------------
                                                                  72,799                   8              3,641            69,166
      Equity securities                                            5,903                   0                345             5,558
                                                         ----------------    ----------------     --------------    --------------
               Totals                                 $           78,702  $                8   $          3,986  $         74,724
                                                         ================    ================     ==============    ==============

       Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1999, by contractual maturity, were as follows (in thousands):

                                                                            Amortized                Estimated
                                                                              Cost                   Fair Value
                                                                       --------------------     ---------------------
       Due in one year or less                                      $                  325   $                   325
       Due after one year through five years                                         5,495                     5,337
       Due after ten years                                                              76                        85
                                                                       --------------------     ---------------------
                                                                    $                5,896   $                 5,747
                                                                       ====================     =====================

The amortized cost and estimated fair value of fixed maturities available for sale at December 31, 1999, by contractual maturity, were as follows (in thousands):

                                                                            Amortized                Estimated
                                                                              Cost                   Fair Value
                                                                       --------------------     ---------------------
       Due in one year or less                                      $                1,506   $                 1,501
       Due after one year through five years                                         9,732                     9,373
       Due after five years through ten years                                       27,457                    25,831
       Due after ten years                                                           6,323                     6,083
                                                                       --------------------     ---------------------
                                                                                    45,018                    42,788
       Mortgage-backed securities                                                   16,473                    15,503
       Other asset-backed securities                                                11,308                    10,875
                                                                       --------------------     ---------------------
                                                                    $               72,799   $                69,166
                                                                       ====================     =====================

The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1998 were as follows (in thousands):

                                                                          Gross            Gross
                                                       Amortized        Unrealized       Unrealized       Estimated
                                                          Cost            Gains            Losses          Fair Value
                                                      -------------    -------------    -------------     ------------
      U.S. Treasury securities and
         obligations of U.S. government
         agencies                                  $         8,040  $           129  $            13  $         8,156
      Corporate securities                                   4,044               33                -            4,077
      Mortgage-backed securities                                72                -                -               72
                                                      -------------    -------------    -------------     ------------
               Totals                              $        12,156  $           162  $            13   $       12,305
                                                      =============    =============    =============     ============

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The amortized cost and estimated fair value of securities available for sale at December 31, 1998 were as follows (in thousands):

                                                                              Gross             Gross
                                                          Amortized        Unrealized        Unrealized        Estimated
                                                             Cost             Gains            Losses         Fair Value
                                                         -------------    --------------    --------------    ------------
      Fixed Maturities:
         U.S. Treasury securities and
          obligations of U.S. government agencies     $         1,652  $             39  $              -  $        1,691
         Corporate securities                                  15,273                30                64          15,239
         Municipal bonds                                       21,825               193                27          21,991
         Mortgage-backed securities                            18,354                25                36          18,343
         Other asset-backed securities                          7,465                42                91           7,416
                                                         -------------    --------------    --------------    ------------
                                                               64,569               329               218          64,680
      Equity securities                                         5,936                 -                65           5,871
                                                         -------------    --------------    --------------    ------------
               Totals                                 $        70,505  $            329  $            283  $       70,551
                                                         =============    ==============    ==============    ============

Net investment income was comprised of the following for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                                  1999              1998              1997
                                                              --------------    --------------    --------------
Interest                                                   $          5,051  $          5,309  $          4,519
Dividends                                                               327               391               341
                                                              --------------    --------------    --------------
Total investment income                                               5,378             5,700             4,860
Less: investment expense                                              (341)             (319)             (336)
                                                              --------------    --------------    --------------
     Net investment income                                 $          5,037  $          5,381  $          4,524
                                                              ==============    ==============    ==============

Realized gains and losses on investments for the years ended December 31, 1999, 1998 and 1997 were are as follows (in thousands):

                                                                  1999              1998              1997
                                                              --------------    --------------    --------------
Realized gains:
     Available for sale:
         Fixed maturities                                   $       -        $          1,511  $             26
         Equity securities                                          -                   1,760             3,066
                                                              --------------    --------------    --------------
             Total realized gains                           $       -        $          3,271  $          3,092
                                                              --------------    --------------    --------------

Realized losses:
     Available for sale:
         Fixed maturities                                   $            13  $             97  $             10
         Equity securities                                          -                     173                38
                                                              --------------    --------------    --------------
             Total realized losses                                       13               270                48
                                                              --------------    --------------    --------------
                Net realized (losses) gains on investments  $           (13)  $          3,001  $          3,044
                                                              ==============    ==============    ==============

The change in net unrealized appreciation (depreciation) of investments is summarized as follows (in thousands):

                                                                  1999              1998              1997
                                                              --------------    --------------    --------------
     Available for sale:
         Fixed maturities                                  $        (3,744)  $          (683)  $            445
         Equity securities                                            (280)           (1,495)           (3,434)
                                                              --------------    --------------    --------------
                                                           $        (4,024)  $        (2,178)  $        (2,989)
                                                              ==============    ==============    ==============

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of unrealized appreciation (depreciation) on securities available for sale at December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                                  1999              1998              1997
                                                              --------------    --------------    --------------
Gross unrealized appreciation (depreciation)               $        (3,978)  $             46  $          2,225
Deferred income tax expense (benefit)                                 1,352              (16)             (619)
                                                              --------------    --------------    --------------
Net unrealized appreciation (depreciation)                 $        (2,626)  $             30  $          1,606
                                                              ==============    ==============    ==============

As a result of the adoption of SFAS 130 in 1998, reclassification adjustments related to gains on securities available for sale at December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                                       1999            1998            1997
                                                                    ------------    -----------    -------------
Holding (losses) gains arising during the period                 $      (4,037)  $         823  $            55
Reclassification  adjustments  for losses  (gains)  realized in
   net income                                                                13        (3,001)          (3,044)
                                                                    ------------    -----------    -------------
     Other comprehensive loss                                           (4,024)        (2,178)          (2,989)
     Income tax benefit                                                 (1,368)          (602)            (899)
                                                                    ------------    -----------    -------------
     Other comprehensive loss, net of tax                        $      (2,656)  $     (1,576)  $       (2,090)
                                                                    ============    ===========    =============

Fixed maturities held to maturity and certificates of deposit with a carrying value of approximately $10,172,000 and $10,085,000 at December 31, 1999 and December 31, 1998, respectively, were on deposit with regulatory authorities as required by law. At December 31, 1998, all mortgage loans were secured by properties in the states of California, Michigan and Ohio.

The following methods and assumptions were used by Century in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents, short-term investments and premiums receivable: The carrying amounts reported in the consolidated balance sheets for these instruments are at cost, which approximates fair value.

Investment securities: Fair values for investments in fixed maturities are based on quoted market prices, where available. For fixed maturities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices.

Mortgage loans: The carrying amounts reported in the consolidated balance sheets are the aggregate unpaid balances of the loans, which approximates fair value.

DEFERRED POLICY ACQUISITION COSTS

At December 31, 1999, 1998 and 1997 changes in deferred policy acquisition costs were as follows (in thousands):

                                                                 1999              1998              1997
                                                             -------------     -------------     -------------
Balance, beginning of year                               $          5,746   $         4,478   $         4,345
Policy acquisition costs deferred                                  15,518            16,200             9,803
Amortized to expense during the year                             (16,728)          (14,932)           (9,670)
                                                             -------------     -------------     -------------
Balance, end of year                                     $          4,536   $         5,746   $         4,478
                                                             =============     =============     =============

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       REINSURANCE

       In the ordinary course of business, Century assumes and cedes reinsurance with other insurers and reinsurers. These arrangements provide Century with a greater diversification of business and generally limit the maximum net loss potential on large risks. Although the ceding of reinsurance does not discharge an insurer from its primary legal liability to a policyholder, the reinsuring company assumes the related liability. Excess of loss reinsurance contracts in effect through December 31, 1999 generally protect individual property losses over $200,000 and casualty losses over $200,000. Additionally, most contract surety business is reinsured on a 92.5% quota share basis of the first $500,000 in losses. Workers compensation business is 100% ceded on a quota share basis to reinsurers. Catastrophe coverage is also maintained.

       The impact of reinsurance is as follows (in thousands):

                                                                 1999              1998              1997
                                                             -------------     -------------     -------------
Premiums written:
     Direct                                              $         69,507   $        54,458   $        47,488
     Assumed                                                       12,278            28,475            12,263
     Ceded                                                       (41,240)          (34,836)          (22,263)
                                                             -------------     -------------     -------------
         Net                                             $         40,545   $        48,097   $        37,488
                                                             =============     =============     =============

Premiums earned:
     Direct                                              $         63,873   $        53,127   $        48,085
     Assumed                                                       19,289            23,226             7,647
     Ceded                                                       (39,446)          (31,457)          (18,494)
                                                             -------------     -------------     -------------
         Net                                             $         43,716   $        44,896   $        37,238
                                                             =============     =============     =============

Losses and loss expense incurred:
     Direct                                              $         44,120   $        24,066   $        20,135
     Assumed                                                       17,920            18,056             2,820
     Ceded                                                       (33,396)          (18,408)           (2,273)
                                                             -------------     -------------     -------------
         Net                                             $         28,644   $        23,714   $        20,682
                                                             =============     =============     =============

The reinsurance payables were $16,766,500 and $10,285,000 at December 31, 1999 and 1998, respectively.

Reinsurance recoverables were comprised of the following as of December 31, 1999, 1998 and 1997 (in thousands):

                                                                 1999              1998              1997
                                                             -------------     -------------     -------------
Recoverables on unpaid losses and loss expenses          $         34,964   $        16,438   $         8,256
Receivables on ceding commissions and other                         3,817             5,365             5,851
Receivables on paid losses and expenses                             5,524             2,115             1,108
                                                             -------------     -------------     -------------
                                                         $         44,305   $        23,918   $        15,215
                                                             =============     =============     =============

Century evaluates the financial condition of its reinsurers and establishes a valuation allowance as reinsurance receivables are deemed uncollectible. During 1999, the majority of ceded amounts were ceded to General Insurance Company, Continental Casualty Company, Republic Western Insurance Company, American Reinsurance Company, Signet Star Reinsurance Company, and Underwriters Reinsurance Company. Century monitors concentrations of risks arising from similar geographic regions or activities to minimize its exposure to significant losses from catastrophic events.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


LIABILITY FOR LOSSES AND LOSS EXPENSE PAYABLE

Activity in the liability for unpaid losses and loss expenses is summarized as follows (in thousands):

                                                                          1999             1998             1997
                                                                       ------------     ------------     ------------
      Balance at January 1                                         $        60,994  $        50,655  $        41,099
          Less:  reinsurance recoverables, net                            (16,438)          (8,256)          (8,114)
                                                                       ------------     ------------     ------------
      Net balance at January 1                                              44,556           42,399           32,985
                                                                       ------------     ------------     ------------
       Incurred related to:
          Current year                                                      26,629           26,742           21,839
          Prior years                                                        2,015          (3,028)          (1,157)
                                                                       ------------     ------------     ------------
               Total incurred                                               28,644           23,714           20,682
                                                                       ------------     ------------     ------------
       Paid related to:
          Current year                                                       8,773            7,918            2,468
          Prior years                                                       14,871           13,639            8,800
                                                                       ------------     ------------     ------------
               Total paid                                                   23,644           21,557           11,268
                                                                        ------------     ------------     ------------
      Net balance at December 31                                            49,556           44,556           42,399
      Plus: reinsurance recoverables, net                                   34,964           16,438            8,256
                                                                        ------------     ------------     ------------
      Balance at December 31                                       $        84,520  $        60,994  $        50,655
                                                                       ============     ============     ============

Century experienced higher than anticipated ultimate losses on prior year. Century's environmental exposure from continuing operations relates primarily to its coverage of remediation related risks, thus management believes Century's exposure to historic pollution situations is minimal.

Ohio law limits the payment of dividends by an insurance company to its parent. The maximum dividend that may be paid without prior approval of the Director of Insurance is limited to the greater of the statutory net income of the preceding calendar year or 10% of total statutory surplus as of the prior December 31.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). Century's insurance subsidiaries file annual financial statements with the Ohio Department of Insurance and are prepared on the basis of accounting practices prescribed by such regulatory authorities, which differ from GAAP. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not prescribed. All material transactions recorded by Century's insurance subsidiaries are in accordance with prescribed practices.

In December 1993, the NAIC adopted the property and casualty Risk-Based Capital
(RBC) formula. This model act requires every property and casualty insurer to calculate its total adjusted capital and RBC requirement, and provides for an insurance commissioner to intervene if the insurer experiences financial difficulty. The model act became law in Ohio in March 1996, states where certain subsidiaries of Century are domiciled. The RBC formula includes components for asset risk, liability risk, interest rate exposure and other factors. Century's insurance subsidiaries exceeded all required RBC levels as of December 31, 1999 and 1998.

The CSC Group's statutory net income for the three years ended December 31, 1999, 1998 and 1997, was approximately $554,000, $4,889,000, and $6,803,000, respectively. The statutory capital and surplus as of December 31, 1999 and 1998 was approximately $29,512,000 and $32,553,000, respectively.

                         CENTURY BUSINESS SERVICES, INC.
                 SCHEDULE I - SUMMARY OF INVESTMENT - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1999
                                 (In thousands)

                             COLUMN A                                 COLUMN B     COLUMN C        COLUMN D
-------------------------------------------------------------------   ----------- ------------    ------------
                                                                                                   AMOUNT AT
                                                                                                  WHICH SHOWN
                                                                                                    IN THE
                        TYPE OF INVESTMENT                              COST        VALUE            NOTES
-------------------------------------------------------------------   ----------- ------------   -------------
Fixed maturities - held in maturity:
Bonds:
    U.S. Treasury securities and obligations of U.S. government
    corporations and agencies ............................            $ 5,588       $ 5,439       $ 5,588
    Corporate securities .................................                308           308           308
Fixed maturities - available for sale:
Bonds:
    U.S. Treasury securities and obligations of U.S. government
    corporations and agencies ............................              4,192         4,160         4,160
    Corporate securities .................................             19,744        18,274        18,274
    Municipal bonds ......................................             21,082        20,354        20,354
    Mortgage-backed securities ...........................             16,473        15,503        15,503
    Other-assets backed securities .......................             11,308        10,875        10,875
                                                                      -------       -------       -------
         Total fixed maturities ..........................             78,695        74,913        75,062
                                                                      -------       -------       -------
Equity securities:
Common Stock:
    Industrial, and other ................................                405           314           314
Nonredeemable preferred stocks ...........................              5,498         5,244         5,244
                                                                      -------       -------       -------
         Total equity securities .........................              5,903         5,558         5,558
                                                                      -------       -------       -------
Short-term investments ...................................              5,713         5,713         5,713
                                                                      -------       -------       -------
         Total investments ...............................             90,311        86,184        86,333
                                                                      =======       =======       =======

                         CENTURY BUSINESS SERVICES, INC.
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


            COLUMN A                     COLUMN B           COLUMN C          COLUMN D          COLUMN E          COLUMN F
----------------------------------     --------------    ---------------    -------------     --------------    --------------
                                                         FUTURE POLICY
                                         DEFERRED          BENEFITS,                          OTHER POLICY
                                          POLICY          LOSSES CLAIM                         CLAIMS AND
                                        ACQUISITION        AND LOSSES         UNEARNED          BENEFITS           PREMIUM
             SEGMENT                       COST             EXPENSE           PREMIUMS          PAYABLES           REVENUE
----------------------------------     --------------    ---------------    -------------     --------------    --------------
Year Ended:
    December 31, 1999........                 $4,536            $84,520          $27,860                N/A           $43,716
    December 31, 1998........                  5,746             60,994           29,236                N/A            44,896
    December 31, 1997........                  4,478             50,655           22,656                N/A            37,238

                                         COLUMN G           COLUMN H          COLUMN I          COLUMN J          COLUMN K
                                       --------------    ---------------    -------------     --------------    --------------
                                                                            AMORTIZATION
                                                                            OF DEFERRED
                                            NET                                POLICY             OTHER            DIRECT
                                        INVESTMENT         LOSSES AND       ACQUISITION         OPERATING         PREMIUMS
                                          INCOME          LOSS EXPENSE         COSTS            EXPENSES           WRITTEN
                                       --------------    ---------------    -------------     --------------    --------------
Year Ended:
    December 31, 1999........                 $5,037            $28,644          $16,728             $7,810           $69,507
    December 31, 1998........                  5,381             23,714           14,932              5,286            54,458
    December 31, 1997........                  4,524             20,682            9,670              2,331            47,488

                         CENTURY BUSINESS SERVICES, INC.
                            SCHEDULE IV- REINSURANCE
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


               COLUMN A                        COLUMN B           COLUMN C         COLUMN D          COLUMN E           COLUMN F
----------------------------------------    ---------------    ---------------   --------------    --------------    ---------------
                                                                                                                       PERCENTAGE
                                                                  CEDED TO       ASSUMED FROM                          OF AMOUNT
                                                                   OTHER             OTHER                              ASSUMED
                                             GROSS AMOUNT        COMPANIES         COMPANIES        NET AMOUNT           TO NET
                                            ---------------    ---------------   --------------    --------------    ---------------
Year Ended December 31, 1999
Property - Casualty Earned Premiums.........      $63,873            $39,446          $19,289           $43,716             44.12%

Year Ended December 31, 1998
Property - Casualty Earned Premiums.........       53,127             31,457           23,226            44,896             51.73%

Year Ended December 31, 1997
Property - Casualty Earned Premiums.........       48,085             18,494            7,647            37,238             20.54%