Form 10-Q
period 2000-03-31
CENTURY BUSINESS SERVICES INC
filed 2000-05-15
CIK 944148

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


For the quarterly period ended                   March 31, 2000
                               ------------------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from       Not Applicable         to
                               -------------------------    -------------------


Commission file number        0-25890
                       --------------------------------------------------------


                         CENTURY BUSINESS SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                 22-2769024
-------------------------------------    --------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
  Incorporation or Organization)


6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio        44131
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)


(Registrant's Telephone Number, Including Area Code)        216-447-9000
                                                 ------------------------------


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

                                Yes   X                    No
                                   --------                    ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Outstanding at
         Class of Common Stock                            April 30, 2000
         ---------------------                            --------------

         Par value $.01 per share                           95,423,629
                                                            ----------


Exhibit Index is on page 15 of this report.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION:                                                         Page

                  Item 1.    Financial Statements

                             Condensed Consolidated Balance Sheets -
                             March 31, 2000 and December 31, 1999                                  3

                             Condensed Consolidated Statements of Income -
                             Three Months Ended March 31, 2000 and 1999                            4

                             Condensed Consolidated Statements of Cash Flows -
                             Three Months Ended March 31, 2000 and 1999                            5

                             Notes to the Condensed Consolidated Financial Statements            6-9

                  Item 2.    Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                        10-12

                  Item 3.    Quantitative and Qualitative Information about Market Risk           12


PART II  .        OTHER INFORMATION :

                  Item 1.    Legal Proceedings                                                    12

                  Item 2.    Changes in Securities                                                13

                  Item 6.    Exhibits and Reports on Form 8-K                                     13

                  Signature                                                                       14

                  Exhibit Index                                                                   15











                         PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                                           March 31,           DECEMBER 31,
                                                                              2000                 1999
                                                                      -------------------- -----------------
                                 ASSETS
    Cash and cash equivalents                                          $         40,334  $        48,906
    Restricted cash                                                              15,841           17,246
    Accounts receivable, less allowance for doubtful
       accounts of $13,997 and $13,272                                          219,976          188,359
    Notes receivable - current                                                    2,869            3,209
    Income taxes recoverable                                                      4,789           14,835
    Deferred tax asset                                                            9,521            9,912
    Other current assets                                                         10,725           13,001
    Net assets of discontinued operations                                        35,523           36,813
                                                                          --------------    -------------
         Total current assets                                                   339,578          332,281

    Goodwill, net of accumulated amortization of
        $25,466 and $18,527                                                     374,725          379,922
    Fixed assets, net of accumulated depreciation of
       $24,571 and $21,792                                                       60,919           56,148
    Notes receivable - non-current                                                6,121            4,856
    Other assets                                                                 18,485           14,136
                                                                          --------------    -------------
    TOTAL ASSETS                                                       $        799,828  $       787,343
                                                                          ==============    =============

                               LIABILITIES
    Accounts payable                                                   $         36,031  $        41,228
    Notes payable and capitalized leases - current                               11,600            6,534
    Accrued expenses                                                             45,860           50,833
                                                                          --------------    -------------
         Total current liabilities                                               93,491           98,595

    Bank debt                                                                   158,500          144,000
    Notes payable and capitalized leases - long term                              1,348            1,345
    Deferred tax liability                                                       11,396           11,968
    Accrued expenses                                                             16,988           18,303
                                                                          --------------    -------------

    TOTAL LIABILITIES                                                           281,723          274,211
                                                                          --------------    -------------

                          STOCKHOLDERS' EQUITY
    Common stock                                                                    933              933
    Additional paid-in capital                                                  438,788          443,052
    Retained earnings                                                            83,467           74,170
    Unearned ESOP                                                               (1,795)          (1,795)
    Treasury stock                                                                (754)            (754)
    Accumulated other comprehensive loss                                        (2,534)          (2,474)
                                                                          --------------    -------------

    TOTAL STOCKHOLDERS' EQUITY                                                  518,105          513,132
                                                                          --------------    -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $        799,828  $       787,343
                                                                          ==============    =============


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)

                                                                        THREE MONTHS ENDED,
                                                                             MARCH 31,
                                                                        2000               1999
                                                                   ---------------   -----------------
    Revenue                                                      $        172,120  $          138,372

    Expenses:
        Operating                                                         129,418             104,630
        Corporate general and administrative                                8,519               3,100
        Merger-related                                                         --               1,518
        Depreciation and amortization                                      10,764               4,383
        Interest expense                                                    2,695               1,297
        Other income, net                                                    (902)             (1,384)
                                                                   ---------------   -----------------
             Total expenses                                               150,494             113,544

    Income from continuing operations before
       income tax expense                                                  21,626              24,828

    Income tax expense                                                     11,246               9,636
                                                                   ---------------   -----------------
    Income from continuing operations                                      10,380              15,192

    Income from operations of discontinued business,
      net of tax                                                                5                 706

    Loss on disposal of discontinued business, net of tax                  (1,088)                  -
                                                                   ---------------   -----------------

    Net income                                                   $          9,297  $           15,898
                                                                   ===============   =================

    Earnings (loss) per share:
       Basic:
         Continuing operations                                   $           0.11  $             0.19
         Discontinued operations                                            (0.01)               0.01
                                                                   ---------------   -----------------
         Net income                                              $           0.10  $             0.20
                                                                   ===============   =================

       Diluted:
         Continuing operations                                   $           0.11  $             0.17
         Discontinued operations                                            (0.01)               0.01
                                                                   ---------------   -----------------
         Net income                                              $           0.10  $             0.18
                                                                   ===============   =================

    Pro forma income data (from continuing operations)
       Net income as reported                                    $         10,380  $           15,192
       Pro forma adjustment for income tax expense                              -                 368
                                                                   ---------------   -----------------
       Pro forma net income                                      $         10,380  $           14,824
                                                                   ===============   =================
       Pro forma earnings per share:
         Basic                                                   $           0.11  $             0.18
                                                                   ===============   =================
         Diluted                                                 $           0.11  $             0.17
                                                                   ===============   =================

    Weighted average common shares                                         93,218              80,732
                                                                   ===============   =================
    Weighted average common shares and dilutive
       potential common shares                                             94,516              88,199
                                                                   ===============   =================


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                           ------------------------------------------------

                                                                                     2000                     1999
                                                                               ------------------      --------------------


    NET CASH USED IN CONTINUING OPERATING ACTIVITIES                                $   (11,771)    $              (6,930)

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from (additions to) notes receivable                                       (925)                      350
       Business acquisitions, net of cash acquired                                       (3,163)                   (8,055)
       Purchases of property and equipment                                               (8,940)                   (8,181)
       Proceeds from dispositions of property and equipment                                  711                       32
                                                                               ------------------      --------------------
         Net cash used in investing activities                                          (12,317)                   15,854
                                                                               ------------------      --------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from bank debt                                                            35,200                   42,000
       Proceeds from notes payable                                                         3,359                    1,790
       Payment of bank debt                                                             (20,700)                  (17,000)
       Payment of notes payable and capitalized leases                                   (2,360)                  (25,656)
       Proceeds from stock issuances, net                                                      -                   24,860
       Proceeds from exercise of stock options and warrants, net                              17                      302
                                                                                ------------------      --------------------
         Net cash provided by financing activities                                        15,516                   26,296
                                                                               ------------------      --------------------

    Net increase (decrease) in cash and cash equivalents                                 (8,572)                    3,512
    Cash and cash equivalents at beginning of period                                      48,906                   43,593
                                                                               ------------------      --------------------

    Cash and cash equivalents at end of period                              $             40,334    $              47,105
                                                                               ==================      ====================


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries ("Century") as of March 31, 2000 and December 31, 1999, and the results of their operations for the three-month periods ended March 31, 2000 and 1999, and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q and accordingly do not include all disclosures required by generally accepted accounting principles. The 1999 condensed consolidated balance sheet was derived from Century's audited consolidated balance sheet which gives effect to the planned divestiture of its specialty insurance segment, which is being accounted for as a discontinued operation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.       ACQUISITIONS

         During fiscal 1999, Century slowed its strategic acquisition program. During the first quarter of 2000, Century purchased one business solutions company, which was accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired company have been included in the accompanying consolidated financial statements since the date of acquisition. The aggregate purchase price of this acquisition was approximately $0.9 million, which includes a "holdback payment" of $0.1 million in cash based upon the receipt of 50% of the aggregate value of the accounts receivable purchased. The excess of the purchase price over fair value of the net assets acquired (goodwill) was approximately $0.6 million, and is being amortized over a 15 year period. As a result of the nature of the assets and liabilities of the business acquired,there were no material identifiable intangible assets or liabilities. Future contingent consideration is recorded as additional purchase price when performance goals have been met.

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

5.       COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires reporting the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Balance Sheet. Items considered other comprehensive income are the adjustments made for unrealized holding gains and losses on available-for-sale securities (primarily held by the discontinued operations) and foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 2000 and 1999 was $9.2 million and $15.6 million, respectively.

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



                                                            THREE MONTHS ENDED

                                                                 MARCH 31,

                                                        2000                 1999
                                                   ----------------     ----------------

         Denominator
            Basic
              Weighted average common
               shares                                       93,218               80,732
                                                   ----------------     ----------------

            Diluted
              Warrants                                         916                6,702
              Options                                          113                  267
              Contingent shares                                269                  498
                                                   ----------------     ----------------

                  Total                                     94,516               88,199
                                                   ================     ================

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) - (continued)

7.       CONSOLIDATION AND INTEGRATION CHARGES

         During the fourth quarter of fiscal 1999, Century's Board of Directors approved a plan to consolidate several operations in multi-office markets and integrate certain back-office functions into a shared-services center. The plan included the consolidation of at least 60 office locations, the elimination of more than 200 positions (including Corporate), and the divestiture of four small, non-core businesses. Pursuant to the plan, Century recorded a consolidation and integration pre-tax charge of $27.4 million, which included $4.8 million for severance and $9.4 million for obligations under various noncancellable leases that were committed to prior plan approval, for which no economic benefit to Century would be subsequently realized.

         As a result of executive management changes (including Century's President and Chief Operating Officer) and certain strategic changes in the first quarter of fiscal 2000, Century revisited the extent of its planned integration and consolidation initiatives and extended the timing of certain office consolidations beyond one year. Century's Board of Directors approved the revision to the plan on March 31, 2000. Accordingly, Century reduced approximately $4.4 million of accruals originally provided for in the plan related to the aforementioned noncancellable lease obligations. In addition, Century recorded, on a pre-tax basis, net charges of $1.5 million for severance, and $1.3 million for shared-service and consolidation charges. Lastly, Century recorded an additional write-down of $1.0 million (pre-tax) relating to the divestiture of the four non-core businesses previously announced. The net effect of the reduction of the lease obligation accrual and the first-quarter 2000 consolidation and integration charges was a net pre-tax credit of $643,000. Excluding the net effect of these unusual expenses and credits, Century reported from continuing operations net income and diluted earnings per share of $10.0 million and $0.11, respectively, for the three-month period ended March 31, 2000.

         Consolidation and integration reserve balances as of December 31, 1999, activity during the three-month period ended March 31, 2000, and the remaining reserve balances as of March 31, 2000, were as follows (in thousands):


                                                   Lease            Severance
                                               Consolidation(1)    & Benefits(2)
                                               -------------       -----------

         Reserve balance at December 31, 1999    $    9,400             4,150
         Amounts charged to income                        -             2,829
         Amounts utilized                                 -              (789)
         Amounts adjusted                            (4,379)           (1,382)
                                                 ----------          --------
         Reserve balance at March 31, 2000       $    5,021             4,808
                                                 ==========          ========


     (1) Amount designated as "adjusted" is included in operating expenses in the accompanying condensed consolidated statement of income for the three-month period ended March 31, 2000.

     (2) Amounts designated as "charged to income" and "adjusted" are included in corporate general and administrative expenses in the accompanying condensed consolidated statement of income for the three-month period ended March 31, 2000.

         At March 31, 2000, Century had a $5.0 million reserve for lease consolidation obligations, and a $4.8 million reserve for severance and benefits, designated to cover 191 employees.


8.       DISCONTINUED OPERATIONS

         In April 1999, Century adopted a formal plan to divest its risk-bearing specialty insurance segment, which is no longer part of Century's strategic long-term growth objectives. The risk-bearing specialty insurance segment, which includes Century Surety Company, Evergreen National Indemnity, and Continental Heritage Insurance Company, is reported as a discontinued operation and its net assets and results of operations are reported separately in the unaudited condensed consolidated financial statements. Revenues from the discontinued operations for the three-month period ended March 31, 2000 and 1999 were $11.3 million and $11.7 million, respectively. The Company has signed a letter of intent and expects to complete the sale of the specialty insurance segment prior to June 30, 2000, subject to regulatory approval.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) - (continued)

9.       SEGMENT REPORTING

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting selected information about operating segments, products and services, geographic areas and major customers.

         Century's business units have been aggregated into four reportable segments: business solutions; benefits and insurance; performance consulting and technology solutions services. Segment information for the three-month periods ended March 31, 2000 and 1999 is as follows:


                                              For the Three Months Ended March 31, 2000
                                   Business       Benefits &      Performance        Technology      Corporate         Total
                                   Solutions      Insurance       Consulting         Solutions       and Other
                                   ----------    -------------   --------------     -------------    -----------    -------------
Revenue                         $    108,010  $        46,873  $         5,224   $        12,013  $           -  $       172,120
Operating Income                      31,425            9,814            1,692              (229)             -           42,702
Depreciation and amortization          1,685              596               38               119          8,326           10,764
Interest expense                          66               68                8                (2)         2,555            2,695
Pre-tax income (loss)                 27,674            8,120            1,646              (416)       (15,398)          21,626
Income tax expense (benefit)    $     12,182  $         3,199  $           526   $          (297) $      (4,364) $        11,246



                                           For the Three Months Ended March 31, 1999
                                   Business       Benefits &      Performance        Technology      Corporate         Total
                                   Solutions      Insurance       Consulting         Solutions       and Other
                                   ----------    -------------   --------------     -------------    -----------    -------------
Revenue                         $     86,740  $        36,365   $        3,957   $        11,310  $           -  $       138,372
Operating Income                      25,400            5,689            1,570             1,083              -           33,742
Depreciation and amortization          1,175              661               25                84          2,438            4,383
Interest expense                         113              158                -                86            940            1,297
Pre-tax income (loss)                 27,112            6,728            1,545               913       (11,470)           24,828
Income tax expense (benefit)    $     10,049  $         2,439   $          520   $           345  $     (3,717)  $         9,636




10.      SUBSEQUENT EVENTS

         Divestitures

         In December 1999, Century announced the divestiture of four smaller non-core business units. During the three-month period ended March 31, 2000, Century sold three of these business units for an aggregate price of $1.2 million, resulting in a loss of $0.6 million, which is included in operating expenses in the accompanying condensed consolidated statements of income. In addition, the assets of the remaining business have been adjusted to net realizable value (based on estimated sales proceeds), resulting in a loss of $0.4 million.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Century Business Services, Inc. ("Century") is a diversified services company, which acting through its subsidiaires provides professional outsourced business services to small and medium-sized companies, as well as individuals, government entities, and not-for-profit enterprises predominantly throughout the United States. Century provides integrated services in the following areas: accounting, advisory, tax, and valuation; litigation advisory services; benefits administration and insurance; human resources and payroll; and information technology.

RESULTS OF OPERATIONS

Revenues

         Business service fees and commissions increased to $172.1 million for the three-month period ended March 31, 2000, from $138.4 million for the comparable period in 1999, an increase of $33.7 million, or 24.4%. The $33.7 million increase was primarily attributable to (i) Century's acquisitions completed subsequent to the first quarter of 1999 that were accounted for under the purchase method of accounting, and (ii) internal growth.

         For the companies with a full period of operations for the three-month period ended March 31, 2000 and 1999, Century achieved an internal growth rate of 10.1%. Internal growth rate is based on the increase in revenues of companies that have a full period of operations for the three-month period ended March 31, 2000, including companies that are accounted for as poolings-of-interests, as compared to the comparable periods in 1999.

Expenses

         Total expenses increased to $150.5 million for the three-month period ended March 31 2000, from $113.5 million for the comparable period in 1999. As a percentage of revenue, total expenses were 87.4% for the three-month period ended March 31, 2000 compared to 82.1% for the three-month period ended March 31, 2000. Excluding the consolidation and integration credit (pre-tax) of $0.6 million, total expenses as a percentage of revenue were 87.8% for the three-month period ended March 31, 2000, compared to 82.1% for the three-month period ended March 31, 1999, and is primarily related to the change in the goodwill amortization period from 40 years to 15 years adopted October 1, 1999, and increased interest expense associated with Century's bank debt.

         Operating expenses increased to $129.4 million for the three-month period ended March 31, 2000, from $104.6 million for the comparable periods in 1999, primarily due to acquisitions completed subsequent to the first quarter of 1999 that were accounted for under the purchase method of accounting. As a percentage of revenue, operating expenses for the three-month period ended March 31, 2000 were 75.2%, compared to 75.6% for the comparable period. The primary components of operating expenses are personnel costs and occupancy expense. Personnel costs increased as a percentage of revenue to 53.4% for the three-month period ended March 31, 2000, from 50.8% in the comparable periods in 1999, due to purchase acquisitions, general increases for cost of living raises and incentives, and higher health care costs due to unfavorable claims experience. Excluding consolidation and integration expenses, operating expenses as a percentage of revenue were 77.0% for the three-month period ended March 31, 2000, compared to 75.6% for the three-month period ended March 31, 1999.

         Corporate general and administrative expenses increased to $8.5 million for the three-month period ended March 31, 2000, from $3.1 million for the comparable periods in 1999. Excluding consolidation and integration expenses which consist primarily of costs related to severance payments and the new shared services center, corporate general and administrative expenses increased to $5.9 million for the three-month period ended March 31, 2000, from $3.1 million for the comparable periods in 1999. Such increase was attributable to the expansion of the corporate function to accommodate Century's infrastructure and corporate initiatives, health care costs due to unfavorable claims experiences, and costs to implement and support the LINCS initiative and its initial roll out January 1, 2000. Excluding consolidation and integration expenses, corporate general and administrative expenses represented 3.5% of total revenues for the three-month period ended March 31, 2000, up from 2.2% for the comparable period in 1999, respectively.

         For the three-month period ended March 31, 2000, there were no merger-related expenses as the acquisition program was significantly slowed down, as compared to merger-related expenses of $1.5 million for the comparable period. Merger-related expenses are comprised primarily of professional fees incurred in transactions accounted for as poolings-of-interests and the salaries of professional employees dedicated to those merger activities.

         Depreciation and amortization expenses increased to $10.8 million for the three-month period ended March 31, 2000, from $4.4 million for the comparable periods in 1999, an increase of $6.4 million, or 145.6%. The increase is a result of the goodwill associated with acquisitions completed in 1999, as well as the change in the goodwill amortization period from 40 to 15 years beginning October 1, 1999. The change in goodwill amortization resulted in of approximately $4.4 million in additional goodwill amortization expense in the first quarter of 2000. The increase is also a result of increased depreciation for the Oracle application placed into service on January 1, 2000, and the overall increase in fixed asset costs. As a percentage of total revenues, depreciation and amortization expense was 6.3% for the three-month period ended March 31, 2000, compared to 3.2% for the comparable periods in 1999.

         Century recorded income taxes from continuing operations of $11.2 million on a pro forma basis ($11.2 million actual) for the three-month period ended March 31, 2000 compared to $10.0 million on a pro forma basis ($9.6 million actual) for the comparable periods in 1999. The effective tax rate increased to 52.0% on a pro forma basis (52.0% actual) for the three-month period ended March 31, 2000, from 40.3% on a pro forma basis (38.8% actual) for the comparable periods in 1999. Income taxes are provided based on Century's anticipated annual effective rate. The increase in the effective tax rate is primarily attributable to the increased amortization expenses, the majority of which is not deductible for tax purposes.

OTHER

         Total assets increased to $799.8 million at March 31, 2000, from $787.3 million at December 31, 1999, primarily attributable to purchase acquisitions completed during 1999. Total assets increased $12.5 million, primarily due to increases in accounts receivable of $31.6 million, offset by decreases in various other assets. Total liabilities increased approximately $7.5 million, primarily due to the increase in bank debt of $14.5 million. Total stockholders' equity increased $5.0 million due to net income for the first three months of 2000 of $9.3 million, offset by a decrease in additional paid-in-capital of $4.3 million. The decrease in paid-in-capital in the first quarter of 2000 is primarily related to a change in the purchase price composition, (i.e., cash and common stock) of an acquisition that was completed near the end of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the three-month period ended March 31, 2000, cash and cash equivalents decreased $8.6 million to $40.3 million, from $48.9 million at December 31, 1999, as cash provided by financing activities of $1.5 million exceeded cash used by continuing operating activities of $11.8 million and cash used in investing activities of $12.3 million.

         Cash used in investing activities consisted primarily of cash used in business acquisitions and purchases of property and equipment. Significant purchases of property and equipment in the first three months of 2000 are primarily attributable to the purchase of software from Oracle and related capital costs incurred to implement the enterprise-wide solution to integrate back office operations.

         During the three months ended March 31, 2000, cash provided by financing activities consisted primarily of proceeds from the revolving credit facility of $35.2 million, and the repayment of bank debt of $20.7 million. The proceeds from these financing activities were used for general corporate purposes and working capital requirements.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $34.4 million for the three-month period ended March 31, 2000, from $29.6 million for the comparable period in 1999, an increase of $4.8 million, or 16.2%. Such increases are primarily attributable to Century's acquisitions completed subsequent to the first quarter of 1999 that were accounted for under the purchase method of accounting.

FORWARD-LOOKING STATEMENTS

         Statements included in the Form 10-Q, which are not historical in nature, are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements are commonly identified by the use of such terms as "intends", "estimates", "expects", "projects", "anticipates", "foreseeable future," "seeks", "believes", and words and phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or assumptions materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such assumptions will prove to be correct. Factors that could cause actual results to differ materially from the Century's expectations ("Cautionary Statements") include: (i) Century's ability to acquire and finance additional businesses; (ii) Century's ability to adequately manage growth; (iii) Century's dependence on the current trend of outsourcing business services; (iv) Century's dependence on the services of key employees; (v) Century's ability to realize the full value of goodwill; (vi) the risk of professional errors and omissions;
(vii) the nature of the competitive and fragmented outsourcing industry; (viii) market fluctuations in the values or returns on assets in Century's investment portfolios; (ix) government regulations and interpretations are subject to changes; (x) Century's principal shareholders have substantial control over its operations; (xi) shares eligible for future sale could adversely affect the price of Century's common stock; (xii) Century may not pay dividends; and
(xiii) Century's ability to manage risks associated with its discontinued specialty insurance business, such as risk of inadequate insurance premiums, underestimating reserves, and the risk that reinsurers may fail. All forward-looking statements in this Form 10-Q are expressly qualified by the Cautionary Statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         The Company's exposure to market risk, including interest rate risk, is immaterial. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at March 31, 2000, in each case the impact on the Company's financial condition and results of operations would be immaterial. The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not issued debt instruments, entered into forward or futures contracts, purchased options or entered into swaps. The Company's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which the Company could borrow funds under its Credit Facility.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Century is involved in certain legal proceedings as described in Part I, "Item 3 - Legal Proceedings" in our Annual Report on Form 10-K for 1999. In April 2000, the following class-action lawsuits were consolidated into a single case in the United States District Court for the Northern District of Ohio:
Darby, et al. v. Century Business Services, Inc., et al.; and Marsh, et al. v. Century Business Services, Inc., et al. In April 2000, the Albert, et al. v. Century Business Services, Inc., et al. case was transferred to the United States District Court for the Northern District of Ohio. Century expects that the Albert class-action suit will be consolidated with the other aforementioned lawsuits.

On February 28, 2000, Century filed a lawsuit against certain former owners of a business acquired by it in the Circuit Court for St. Louis County, Missouri. Century claims that the former owners made material misrepresentations regarding their company to induce its purchase and breached certain contractual obligations arising out of the acquisition. On March 31, 2000, the former owners filed claims against Century alleging certain violations of federal and state securities laws, negligent and intentional misrepresentations and breach of contract. On May 10, 2000, the former owners also filed a parallel lawsuit against Century in the United States District Court for the Northern District of Ohio. Century intends to vigorously defend against the allegations set forth in the complaint.

On March 1, 2000, Devon Capital Management, L.P. (Devon), filed suit against Century in the United States District Court for the Northern District of Ohio. The case involves claims against Century for breach of contract, fraudulent inducement, indemnification and accounting. Century intends to vigorously defend against the allegations set forth in the complaint. Moreover, Century has filed counterclaims against Devon for fraud, breach of contract and declaratory relief. The case is in the early stages and discovery has not yet commenced.

On May 5, 2000, certain former owners of a business acquired by Century filed action against Century and one of its former officers, in the Court of Common Pleas, Cuyahoga County, Ohio. The case involves claims for misrepresentation, negligent misrepresentation, breach of contract, declaratory judgment and recession. The case is in the early stages and discovery has not yet commenced. Century intends to vigorously defend against the allegations set forth in the complaint.

In addition to the above described items, Century is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of Century.


ITEM 2.   CHANGES IN SECURITIES

(c) Issuances of unregistered shares during the three months ended March 31, 2000, were as follows:

         All transactions listed below involve the issuance of shares of Common Stock by Century in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

         On January 7, 2000, in connection with the acquisition of Andrew M. Watkins, CPA, P.C., Century issued 39,474 shares of Common Stock and cash in exchange for all the outstanding shares of Andrew M. Watkins, CPA, P.C.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                   27.1        Financial Data Schedule

          (b)      Reports on Form 8-K

                   The following Current Report on Form 8-K was filed during the three months ended March 31, 2000:

                   (i)         On January 31, 2000, Century issued a
                               press release to report lower-than-expected fourth quarter 1999 earnings, that it had terminated its engagement with Merrill Lynch to explore strategic alternatives in order to focus on integration and growth of is core business, and that Fred M. Winkler, its President and Chief Operating Officer and a Director, had resigned.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Century Business Services, Inc.
                                                -------------------------------
                                                          (Registrant)



Date:    May 15, 2000                           By: /s/ Charles D. Hamm, Jr.
        -------------------                         ------------------------
                                                    Charles D. Hamm, Jr.
                                                    Chief Financial Officer

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX





Exhibit Number:
---------------


27.1     Financial Data Schedule (SEC only)..............................    16


99.2     Amendment to the Amended and Restated 1996 Employee
         Stock Option Plan...............................................    17