Form 10-Q/A
period 2000-03-31
CENTURY BUSINESS SERVICES INC
filed 2000-05-22
CIK 944148

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


For the quarterly period ended                       March 31, 2000
                              -------------------------------------------


                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from   Not Applicable       to
                              --------------------      ------------------------



Commission file number              0-25890
                      ----------------------------------------------------------



                         CENTURY BUSINESS SERVICES, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                    22-2769024
-------------------------------           --------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification  No.)
 Incorporation or Organization)



6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio           44131
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


(Registrant's Telephone Number, Including Area Code)        216-447-9000
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

                                  Yes   [ X ]            No  [  ]

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
                                                            ----------

Discussion of Form 10-Q/A, Amended Quarterly Report, Filing

As a result of changes to the data included in the table in Footnote 9 to the condensed consolidated financial statements, the following replaces, in its entirety, Footnote 9 included in Century's previously filed quarterly report on Form 10-Q for the period ended March 31, 2000.


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

         Century's business units have been aggregated into four reportable segments: business solutions; benefits and insurance; performance consulting and technology solutions services. Segment information for the three-month periods ended March 31, 2000 and 1999 is as follows:

                    For the Three Months Ended March 31, 2000
                                   Business       Benefits &      Performance        Technology      Corporate         Total
                                   Solutions      Insurance       Consulting         Solutions       and Other
                                   ----------    -------------   --------------     -------------    -----------    -------------
Revenue                         $    108,010    $      46,873    $       5,224     $      12,013    $         -    $     172,120
Operating income (1)                  31,425            9,814            1,692              (229)             -           42,702
Corporate gen. and admin. (1)              -                -                -                 -          8,519            8,519
Depreciation and amortization          1,588              581               38               119          8,438           10,764
Interest expense                          66               68                8                (2)         2,555            2,695
Other income, net                       (173)            (297)              (8)              (56)          (368)            (902)
Pre-tax income (loss)           $     29,944    $       9,462    $       1,654     $        (290)   $   (19,144)   $      21,626


                    For the Three Months Ended March 31, 1999
                                   Business       Benefits &      Performance        Technology      Corporate         Total
                                   Solutions      Insurance       Consulting         Solutions       and Other
                                   ----------    -------------   --------------     -------------    -----------    -------------
Revenue                         $     86,740    $      36,365    $       3,957     $      11,310    $         -    $     138,372
Operating income                      25,400            5,689            1,570             1,083              -           33,742
Corporate gen. and admin.                  -                -                -                 -          3,100            3,100
Merger-related                             -                -                -                 -          1,518            1,518
Depreciation and amortization          1,172              698               25                84          2,404            4,383
Interest expense                         113              158                -                86            940            1,297
Other income, net                       (302)            (596)             (69)              (88)          (329)          (1,384)
Pre-tax income (loss)           $     24,417    $       5,429    $       1,614     $       1,001    $    (7,633)   $      24,828


(1) includes unusual expenses and credits as discussed in Footnote 7 to the condensed consolidated financial statements.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Century Business Services, Inc.
                                             -------------------------------
                                                  (Registrant)



Date:   May 22, 2000                By:      /s/ Jerome P. Grisko, Jr.
       -------------------                   -------------------------------
                                             Jerome P. Grisko, Jr
                                             President