Form 10-Q
period 2000-06-30
CENTURY BUSINESS SERVICES INC
filed 2000-08-14
CIK 944148

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


For the quarterly period ended              June 30, 2000
                                    ------------------------------


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from       Not Applicable    to
                                 --------------------     -------------------



Commission file number         0-25890
                         --------------------------------------------------



                         CENTURY BUSINESS SERVICES, INC.
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                   22-2769024
-------------------------------        -----------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio          44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

(Registrant's Telephone Number, Including Area Code)          216-447-9000
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

                                     Yes       X              No
                                            ------                ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                           Outstanding at
         Class of Common Stock                              July 31, 2000
         ---------------------                              -------------

         Par value $.01 per share                            95,479,629
                                                             ----------

Exhibit Index is on page 15 of this report.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION:                                                          Page

         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets -
                    June 30, 2000 and December 31, 1999                                     3

                    Condensed Consolidated Statements of Income -
                    Three and Six Months Ended June 30, 2000 and 1999                       4

                    Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 2000 and 1999                                 5

                    Notes to the Condensed Consolidated Financial Statements              6-9

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                 10-12

         Item 3.    Quantitative and Qualitative Information about Market Risk             12


PART II  OTHER INFORMATION :

         Item 1.    Legal Proceedings                                                      13

         Item 2.    Changes in Securities                                                  13

         Item 4.    Submission of Matters to a Vote of Security Holders                    13

         Item 6.    Exhibits and Reports on Form 8-K                                       13

         Signature                                                                         14

         Exhibit Index                                                                     15

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                                                    JUNE 30,               DECEMBER 31,
                                                                                     2000                     1999
                                                                          ---------------------    ---------------------
                                 ASSETS
    Cash and cash equivalents                                          $                33,538  $                48,906
    Restricted cash                                                                     15,800                   17,246
    Accounts receivable, less allowance for doubtful
       accounts of $14,303 and $13,272                                                 205,599                  188,359
    Notes receivable - current                                                           2,810                    3,209
    Income taxes recoverable                                                             3,568                   14,835
    Deferred tax asset                                                                   9,912                    9,912
    Other current assets                                                                12,415                   13,001
    Net assets of discontinued operations                                               29,097                   36,813
                                                                          ---------------------    ---------------------

         Total current assets                                                          312,739                  332,281

    Goodwill, net of accumulated amortization of
        $32,506 and $18,527                                                            371,067                  379,922
    Fixed assets, net of accumulated depreciation of
        $26,872 and $21,792                                                             65,365                   56,148
    Notes receivable - non-current                                                       6,043                    4,856
    Other assets                                                                        17,453                   14,136
                                                                          ---------------------    ---------------------

    TOTAL ASSETS                                                       $               772,667  $               787,343
                                                                          =====================    =====================

                               LIABILITIES
    Accounts payable                                                   $                42,101  $                41,228

    Bank debt                                                                          149,100                        -
    Notes payable and capitalized leases - current                                       5,639                    6,534
    Accrued expenses                                                                    31,332                   50,833
                                                                          ---------------------    ---------------------
         Total current liabilities                                                     228,172                   98,595


    Bank debt                                                                                -                  144,000
    Notes payable and capitalized leases - long term                                     3,095                    1,345
    Deferred tax liability                                                              11,968                   11,968
    Accrued expenses                                                                    16,146                   18,303
                                                                          ---------------------    ---------------------

    TOTAL LIABILITIES                                                                  259,381                  274,211
                                                                          ---------------------    ---------------------

                          STOCKHOLDERS' EQUITY
    Common stock                                                                           933                      933
    Additional paid-in capital                                                         438,918                  443,052
    Retained earnings                                                                   75,842                   74,170
    Unearned ESOP                                                                       (1,795)                  (1,795)
    Treasury stock                                                                        (754)                    (754)
    Accumulated other comprehensive income (loss)                                          142                  (2,474)
                                                                          ---------------------    ---------------------

    TOTAL STOCKHOLDERS' EQUITY                                                         513,286                  513,132
                                                                          ---------------------    ---------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $               772,667  $               787,343
                                                                          =====================    =====================

See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                            JUNE 30,
                                                                   2000              1999              2000             1999
                                                            -----------------   ---------------   ---------------   --------------

Revenue                                                     $         148,264          132,252    $      320,384          270,624

Expenses:
    Operating                                                         125,747          101,416           255,165          206,046
    Corporate general and administrative                                5,068            2,640            13,587            5,740
    Merger-related                                                         -             1,167                 -            2,685
    Depreciation and amortization                                      10,466            4,247            21,230            8,630
    Interest expense                                                    3,497            1,472             6,192            2,769
    Other income, net                                                  (1,227)          (1,324)           (2,129)          (2,708)
                                                            -----------------   ---------------   ---------------   --------------
         Total expenses                                               143,551          109,618           294,045          223,162

Income from continuing operations before
   income tax expense                                                   4,713           22,634            26,339           47,462

Income tax expense                                                      3,240            8,163            14,486           17,799
                                                            -----------------   ---------------   ---------------   --------------

Net income from continuing operations                                   1,473           14,471            11,853           29,663

Income (loss) from operations of discontinued business,
   net of tax                                                          (1,765)             163            (1,760)             869
Loss on disposal of discontinued business, net of tax                  (7,333)               -            (8,421)               -
                                                            -----------------   ---------------   ---------------   --------------

Net income (loss)                                           $          (7,625)   $      14,634    $        1,672    $      30,532
                                                            =================   ===============   ===============   ==============

Earnings (loss) per share:
   Basic:

     Continuing operations                                  $            0.02    $        0.17    $         0.13    $        0.36
     Discontinued operations                                            (0.10)               -             (0.11)            0.01
                                                            -----------------   ---------------   ---------------   --------------
     Net income (loss)                                      $           (0.08)   $        0.17    $         0.02    $        0.37
                                                            =================   ===============   ===============   ==============

   Diluted:

     Continuing operations                                  $            0.02    $        0.16    $         0.13    $        0.33
     Discontinued operations                                            (0.10)               -             (0.11)            0.01
                                                            -----------------   ---------------   ---------------   --------------
     Net income (loss)                                      $           (0.08)   $        0.16    $         0.02    $        0.34
                                                            =================   ===============   ===============   ==============

Pro forma income data (from continuing operations);
   Net income as reported                                   $           1,473   $       14,471    $       11,853    $      29,663
   Pro forma adjustment to provision for income taxes                       -            1,005                 -            1,373
                                                            -----------------   ---------------   ---------------   --------------
   Pro forma net income                                     $           1,473   $       13,466    $       11,853    $      28,290
                                                            =================   ===============   ===============   ==============
   Pro forma earnings per share:
     Basic                                                  $            0.02   $         0.16    $         0.13    $        0.34
                                                            =================   ===============   ===============   ==============
     Diluted                                                $            0.02   $         0.15    $         0.12    $        0.32
                                                            =================   ===============   ===============   ==============

Basic weighted average shares outstanding                              93,264           84,071            93,251           82,787
                                                            =================   ===============   ===============   ==============
Diluted weighted average shares outstanding                            94,938           90,632            95,202           89,373
                                                            =================   ===============   ===============   ==============

See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                               --------------------------------------------

                                                                                     2000                     1999
                                                                               ------------------      --------------------

    NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                       $           5,228       $             5,271

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from (additions to) notes receivable                                        (788)                     (187)
       Business acquisitions, net of cash acquired                                        (6,108)                  (15,591)
       Purchases of property and equipment                                               (16,390)                  (14,115)
       Proceeds from dispositions of property and equipment                                  711                        56
                                                                               ------------------      --------------------
         Net cash used in investing activities                                           (22,575)                  (29,837)
                                                                               ------------------      --------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from bank debt                                                            59,100                    72,000
       Proceeds from notes payable                                                         4,192                     3,664
       Payment of bank debt                                                              (54,000)                  (28,000)
       Payment of notes payable and capitalized leases                                    (7,437)                  (35,867)
       Proceeds from stock issuances, net                                                     17                    24,735
       Proceeds from exercise of stock options and warrants, net                             107                     2,744
       Pre-merger equity transactions                                                          -                       (50)
                                                                               ------------------      --------------------
         Net cash provided by financing activities                                         1,979                    39,226
                                                                               ------------------      --------------------

    Net increase (decrease) in cash and cash equivalents                                 (15,368)                   14,660
    Cash and cash equivalents at beginning of period                                      48,906                    43,593
                                                                               ------------------      --------------------

    Cash and cash equivalents at end of period                                 $          33,538       $            58,253
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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries (Century) as of June 30, 2000 and December 31, 1999, and the results of their operations for the three and six-month periods ended June 30, 2000 and 1999, and cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q, and accordingly do not include all disclosures required by generally accepted accounting principles. The 1999 condensed consolidated balance sheet was derived from Century's audited consolidated balance sheet included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

2.       ACQUISITIONS

         During the second quarter of 2000, Century purchased one benefits and insurance firm which was accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired company have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The aggregate purchase price of this acquisition was approximately $1.8 million, comprised of $1.0 million in cash and $0.8 million in notes to be paid over a two-year period. The excess of the purchase price over fair value of the net assets acquired (goodwill) was approximately $2.8 million, and is being amortized over a 15-year period. As a result of the nature of the assets and liabilities of the business acquired, there were no material identifiable intangible assets or liabilities.

3.       CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

         Cash and cash equivalents consist of funds held on deposit and short-term highly liquid investments with a maturity of three months or less at the date of purchase. At various times during the year, Century had deposits with financial institutions in excess of the $100,000 federally insured limit.

         Restricted cash represents funds on deposit from clients for which the Company is administering and settling claims. A related liability for these funds is recorded in accrued expenses in the balance sheet.

4.       CONTINGENCIES

         Century is involved in litigation, arising in the normal course of business. While it cannot be predicted with certainty, management believes that the outcome of such litigation will not have a material adverse effect on Century's financial condition, results of operations or cash flows. See "Part II - Other Information, Item 1. Legal Proceedings" for additional information.

5.       COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires reporting the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Balance Sheet. Items considered other comprehensive income are the adjustments made for unrealized holding gains and losses on available-for-sale securities (primarily held by the discontinued operations) and foreign currency translation adjustments. Comprehensive income (loss) for the three months ended June 30, 2000 and 1999, was ($4.9 million) and $13.3 million, respectively. Comprehensive income for the six months ended June 30, 2000 and 1999, was $4.3 million and $28.9 million, respectively.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited) - (continued)


6.       EARNINGS PER SHARE

         For the periods presented, Century presents both basic and diluted earnings per share. The following data shows the amounts (in thousands) used in computing earnings per share and the effect on the weighted average number of dilutive potential common shares. Included in potential dilutive common shares are contingent shares, which represent shares issued and placed in escrow that will not be released until certain performance goals have been met or exceeded.

                                                           THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                JUNE 30,                                 JUNE 30,
                                                        2000                 1999               2000                 1999
                                                   ----------------     ---------------    ----------------    -----------------
         Denominator
            Basic
                Weighted average common
                 shares                                     93,264              84,071              93,251               82,787
                                                   ----------------     ---------------    ----------------    -----------------

            Diluted
                Warrants                                        21               6,020                  35                6,032
                Options                                         43                 225                 306                  238
                Contingent shares                            1,610                 316               1,610                  316
                                                   ----------------     ---------------    ----------------    -----------------

                  Total                                     94,938              90,632              95,202               89,373
                                                   ================     ===============    ================    =================

7.       CONSOLIDATION AND INTEGRATION CHARGES

         During the fourth quarter of fiscal 1999, Century's Board of Directors approved a plan to consolidate several operations in multi-office markets and integrate certain back-office functions into a shared-services center. The plan included the consolidation of at least 60 office locations, the elimination of more than 200 positions (including Corporate), and the divestiture of four small, non-core businesses. Pursuant to the plan, Century recorded a consolidation and integration pre-tax charge of $27.4 million, which included $4.8 million for severance and $9.4 million for obligations under various noncancellable leases that were committed to prior to plan approval, for which no economic benefit to Century would be subsequently realized.

         As a result of executive management changes (including the replacement of Century's President and Chief Operating Officer) and certain strategic changes in the first quarter of fiscal 2000, Century revisited the extent of its planned integration and consolidation initiatives and extended the timing of certain office consolidations beyond one year. Century's Board of Directors approved the revision to the plan on March 31, 2000. Accordingly, Century reduced approximately $4.4 million of accruals originally provided for in the plan related to the aforementioned noncancellable lease obligations. In addition, Century recorded, on a pre-tax basis, net charges of $1.5 million for severance, and $1.3 million for shared-service and consolidation charges. Lastly, Century recorded an additional write-down of $1.0 million (pre-tax) relating to the divestiture of the four non-core businesses previously announced. The net effect of the reduction of the lease obligation accrual and the first-quarter 2000 consolidation and integration charges was a net pre-tax credit of $643,000. During the second quarter, Century recorded, on a pre-tax basis, net charges of $212,000 for severance, $225,000 for lease costs, and $156,000 for other consolidation-related charges. The net effect of the consolidation and integration charges was $593,000 for the three-months ended June 30, 2000. The net effect of the reduction of the lease obligation accrual and consolidation and integration charges for the six-months ended June 30, 2000 was a net pre-tax credit of $50,000.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited) - (continued)

7.       CONSOLIDATION AND INTEGRATION CHARGES (continued)

         Consolidation and integration reserve balances as of December 31, 1999, activity during the six-month period ended June 30, 2000, and the remaining reserve balances as of June 30, 2000, were as follows (in thousands):

                                                                           Lease Consolidation          Severance &
                                                                                   (1)                 Benefits (2)
                                                                           ---------------------    --------------------
             Reserve balance at December 31, 1999                          $              9,400                   4,150
             Amounts charged to income                                                        -                   2,829
             Amounts utilized                                                                 -                  (1,918)
             Amounts adjusted                                                            (4,379)                 (1,382)
                                                                           ---------------------    --------------------
             Reserve balance at June 30, 2000                              $              5,021                   3,679
                                                                           =====================    ====================

          (1) Amount designated as "adjusted" is included in operating expense in the accompanying condensed consolidated statement of income for the six-month period ended June 30, 2000.
          (2) Amounts designated as "charged to income" and "adjusted" are included are included in corporate general and administrative expenses in the accompanying condensed consolidated statement of income for the six-month period ended June 30, 2000.

         At June 30, 2000, Century had a $5.0 million reserve for lease consolidation obligations, and a $3.7 million reserve for severance and benefits, designated to cover 184 employees.

8.       DISCONTINUED OPERATIONS

         In April 1999, Century adopted a formal plan to divest its risk-bearing specialty insurance segment, which is no longer part of Century's strategic long-term growth objectives. The risk-bearing specialty insurance segment, which includes Century Surety Company, Evergreen National Indemnity Company, and Continental Heritage Insurance Company, is reported as a discontinued operation and its net assets and results of operations are reported separately in the unaudited condensed consolidated financial statements. Revenues from the discontinued operations for the three-month periods ended June 30, 2000 and 1999 were $10.7 million and $13.4 million, respectively, and $22.0 million and $24.7 million for the six-month periods ended June 30, 2000 and 1999, respectively. On June 26, 2000, Century announced that it had entered into a binding agreement for the sale of its risk-bearing specialty insurance segment, as well as American Inspection and Audit Services, Inc. and CSC Insurance Agency, Inc. with Avalon National Corporation (ANC) and a consortium of financial entities for $31 million, subject to regulatory approval. On July 17, 2000, ANC assigned its rights under the purchase agreement to Pro Finance Holding Corporation. Based on the estimated proceeds at closing, Century recorded an additional loss of $7.3 million in the second quarter of 2000, which includes the effect of recognizing $2.5 million of unrealized losses on available-for-sale securities, previously accounted for in our equity section in accordance with Financial Accounting Standards No. 115. Century intends to use the proceeds from the sale for debt reduction. Closing is expected to occur on or before October 15, 2000.

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

         Century's business units have been aggregated into four reportable segments: business solutions; benefits and insurance; performance consulting and technology solutions services. Segment information for the three and six-month periods ended June 30, 2000 and 1999 is as follows:

                                                            For the Three Months Ended June 30, 2000
                                -------------------------------------------------------------------------------------------------
                                   Business       Benefits &       Performance       Technology      Corporate
                                   Solutions      Insurance        Consulting        Solutions       and Other         Total
                                   ----------    -------------     -------------     -------------    -----------    -------------
Revenue                            $   86,836    $      47,238      $     4,513     $       9,677    $         -    $     148,264
Operating income (1)                   14,328            8,742              837              (289)        (1,101)          22,517
Corporate gen. and admin. (1)               -                -                -                 -          5,068            5,068
Depreciation and amortization           1,717              761               39               125          7,824           10,466
Interest expense                          261               62                -                 4          3,170            3,497
Other expense (income), net              (344)            (686)              (6)             (469)           278           (1,227)
Pre-tax income (loss)              $   12,694    $       8,605      $       804     $          51    $   (17,441)   $       4,713


                                                            For the Three Months Ended June 30, 1999
                                -------------------------------------------------------------------------------------------------
                                   Business       Benefits &      Performance        Technology      Corporate
                                   Solutions      Insurance       Consulting         Solutions       and Other         Total
                                   ----------    -------------   --------------     -------------    -----------    -------------
Revenue                            $  75,589     $     42,977    $        4,888     $       8,798    $         -    $     132,252
Operating income                      19,573           12,953             2,072             (645)         (3,117)          30,836
Corporate gen. and admin.                  -                -                -                 -           2,640            2,640
Merger-related                             -                -                -                 -           1,167            1,167
Depreciation and amortization          1,245              734               29                85           2,154            4,247
Interest expense                          20              220                -                61           1,171            1,472
Other expense (income), net            (390)            (517)               66               (68)           (415)          (1,324)
Pre-tax income (loss)              $  18,698     $     12,516    $       1,977      $       (723)    $    (9,834)   $      22,634


                                                             For the Six Months Ended June 30, 2000
                                -------------------------------------------------------------------------------------------------
                                   Business       Benefits &      Performance        Technology      Corporate
                                   Solutions      Insurance       Consulting         Solutions       and Other         Total
                                   ----------    -------------   --------------     -------------    -----------    -------------
Revenue                            $ 194,946     $     94,111    $        9,737     $      21,690    $         -    $     320,384
Operating income (1)                  45,753           18,556             2,529              (518)        (1,101)          65,219
Corporate gen. and admin. (1)              -                -                 -                 -         13,587           13,587
Depreciation and amortization          3,305            1,342                77               244         16,262           21,230
Interest expense                         327              130                 8                 2          5,725            6,192
Other income, net                       (517)            (983)              (14)             (525)           (90)          (2,129)
Pre-tax income (loss)              $  42,638     $     18,067    $        2,458     $        (239)   $   (36,585)   $      26,339


                                                             For the Six Months Ended June 30, 1999
                                -------------------------------------------------------------------------------------------------
                                   Business       Benefits &      Performance        Technology      Corporate
                                   Solutions      Insurance       Consulting         Solutions       and Other         Total
                                   ----------    -------------   --------------     -------------    -----------    -------------
Revenue                            $ 162,329     $     79,342    $        8,845     $      20,108    $         -    $     270,624
Operating income                      44,973           18,642             3,642               438         (3,117)          64,578
Corporate gen. and admin.                  -                -                 -                 -          5,740            5,740
Merger-related                             -                -                 -                 -          2,685            2,685
Depreciation and amortization          2,417            1,432                54               169          4,558            8,630
Interest expense                         133              378                 -               147          2,111            2,769
Other income, net                      (692)          (1,113)                (3)             (156)          (744)          (2,708)
Pre-tax income (loss)              $  43,115     $     17,945    $        3,591     $         278    $   (17,467)   $      47,462

(1) includes unusual expenses and credits as discussed in Footnote 7 to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Century Business Services, Inc. (Century) is a diversified services company, which acting through its subsidiaries provides professional outsourced business services to small and medium-sized companies, as well as individuals, government entities, and not-for-profit enterprises predominantly throughout the United States. Century provides integrated services in the following areas: accounting and tax; employee benefits; wealth management; property and casualty insurance; payroll; information systems consulting and human resource consulting. Century also provides valuation; litigation advisory; performance consulting; government relations; commercial real estate; wholesale insurance; healthcare consulting; medical practice management; worksite marketing; and capital advisory services.

RESULTS OF OPERATIONS
---------------------

Revenues

Business service fees and commissions increased to $148.3 million for the three-month period ended June 30, 2000, from $132.3 million for the comparable period in 1999, an increase of $16.0 million, or 12.1%. Such increase was primarily attributable to (i) Century's acquisitions completed subsequent to the first quarter of 1999 that were accounted for under the purchase method of accounting, which accounted for $11.6 million of such increase, and (ii) internal growth. Business service fees and commissions increased to $320.4 million for the six-month period ended June 30, 2000, from $270.6 million for the comparable period in 1999, an increase of $49.8 million, or 18.4%. Such increase was primarily attributable to (i) Century's acquisitions completed subsequent to 1999 that were accounted for under the purchase method of accounting, which accounted for $28.3 million of such increase and (ii) internal growth.

For the companies with a full period of operations for the three-month period ended June 30, 2000 and 1999, Century achieved an internal growth rate of 3.4%. For the companies with a full period of operations for the six-month period ended June 30, 2000 and 1999, Century achieved an internal growth rate of 8.2%. The internal growth rate is based on the increase in revenues of companies that have a full period of operations for the three and six-month period ended June 30, 2000, including companies that are accounted for as pooling-of-interests, as compared to the comparable periods in 1999.

Expenses

Total expenses increased to $143.6 million for the three-month period ended June 30 2000, from $109.6 million for the comparable period in 1999. As a percentage of revenue, total expenses were 96.8% for the three-month period ended June 30, 2000 compared to 82.9% for the comparable period in 1999. Total expenses increased to $294.0 million for the six-month period ended June 30 2000, from $223.2 million for the comparable period in 1999. As a percentage of revenue, total expenses were 91.8% for the six-month period ended June 30, 2000 compared to 82.5% for the comparable period in 1999. Excluding consolidation and integration charges (credits) of $593,000 and ($50,000) for the three and six-month periods ended June 30, 2000, respectively, total expenses as a percentage of revenue were 96.5% and 91.8% for the three and six-month period ended June 30, 2000, respectively, and is primarily related to the change in the goodwill amortization period from 40 years to 15 years adopted October 1, 1999, and increased interest expense associated with Century's bank debt.

Operating expenses increased to $125.7 million for the three-month period ended June 30, 2000, from $101.4 million for the comparable period in 1999, an increase of $24.3 million, or 24.0%. Operating expenses increased to $255.2 million for the six-month period ended June 30, 2000, from $206.0 million for the comparable period in 1999, an increase of $49.1 million, or 23.8%. As a percentage of revenue, operating expenses for the three and six-month periods ended June 30, 2000 were 84.8% and 79.6%, respectively, compared to 76.7% and 76.1% for the comparable periods. Excluding consolidation and integration expenses, operating expenses as a percentage of revenue were 84.4% and 80.5% for the three and six-month periods ended June 30, 2000. The increase in operating expenses during 2000 are primarily due to acquisitions completed in 1999 and 2000 that were accounted for under the purchase method of accounting, increased compensation costs as a percentage of revenues, and higher health care costs due to unfavorable claims experience.

Corporate general and administrative expenses increased to $5.1 million for the three-month period ended June 30, 2000, from $2.6 million for the comparable periods in 1999, an increase of $2.4 million. Corporate general and administrative expenses increased to $13.6 million for the six-month period ended June 30, 2000, from $5.7 million for the comparable period in 1999, an increase of $7.8 million. Such increase was attributable to the expansion of the corporate function to accommodate Century's infrastructure and corporate initiatives, consulting and legal fees, and costs to implement and support the LINCS initiative. Excluding consolidation and integration expenses which consist primarily of costs related to severance payments incurred in connection with Century consolidation initiatives, corporate general and administrative expenses increased to $4.9 million and $10.9 million for the three and six-month periods ended June 30, 2000, respectively, from $2.6 million and $5.7 million for the comparable periods in 1999. Corporate general and administrative expenses (excluding consolidation and integration expenses) represented 3.3% and 3.4% of total revenue for the three and six-month period ended June 30, 2000, up from 2.0% and 2.1% for the comparable periods in 1999.

Century incurred merger-related expenses of $1.2 million and $2.7 million for the three and six-month periods ended June 30, 1999. Merger-related expenses are comprised primarily of professional fees incurred in transactions accounted for as pooling-of-interests and the salaries of internal employees dedicated to merger and acquisition activities. There were no merger-related expenses in 2000 as a result of the significant reduction in Century's acquisition program, and there were no transactions recorded as pooling-of-interests in such period.

Depreciation and amortization expenses increased to $10.5 million for the three-month period ended June 30, 2000, from $4.2 million for the comparable periods in 1999, an increase of $6.2 million, or 146.4%. Depreciation and amortization expenses increased to $21.2 million for the six-month period ended June 30, 2000, from $8.6 million for the comparable periods in 1999, an increase of $12.6 million, or 146.0%. As a percentage of total revenues, depreciation and amortization expense was 7.1% and 6.6% for the three and six-month period ended June 30, 2000, respectively, compared to 3.2% for the comparable periods in 1999. The increase in depreciation and amortization expense in 2000 is a result of a) goodwill associated with acquisitions completed in 1999 and 2000, b) the change in the goodwill amortization period from 40 years to 15 years beginning October 1, 1999, and c) increased depreciation expense related to the Oracle application placed into service on January 1, 2000, and other capital expenditures. The change in the goodwill amortization period resulted in an additional $3.6 million and $6.9 million of goodwill amortization expense for the three and six-month periods ended June 30, 2000, respectively.

Century recorded income taxes from continuing operations of $3.2 million and $14.5 million for the three and six-month periods ended June 30, 2000, and $9.2 million and $19.2 million (including pro forma adjustments) for the three and six-month periods ended June 30, 1999. Including pro forma adjustments, the effective tax rate increased to 68.7% from 40.5% for the three-month period ended June 30, 2000 and 1999, respectively, and to 55.0% from 40.4% (including pro forma adjustments) for the six-month period ended June 30, 2000 and 1999, respectively. The increase in the effective tax rate is primarily attributable to increased goodwill amortization, as a result of the change in our goodwill amortization period from 40 years to 15 years effective October 1, 1999, the majority of which is not deductible for tax purposes. Income taxes are provided based on Century's anticipated annual effective rate.

The discontinued operation had an operating loss, after-tax, of $1.8 million compared to net income of $163,000 for the three-month period ended June 30, 2000 and 1999, respectively, and a loss of $1.8 million compared to net income of $869,000 for the six-month period ended June 30, 2000 and 1999, respectively. The $1.8 million loss incurred in the second quarter of 2000 were a result of general operating losses incurred and a write-off of deferred acquisition costs related to its transportation line of business.

OTHER
-----

Total assets decreased to $772.7 million at June 30, 2000, from $787.3 million at December 31, 1999, which is primarily attributable to the write-down of the net assets of the discontinued operation in June 2000 discussed in Note 8 to the Condensed Consolidated Financial Statements. Total liabilities decreased to $259.4 million at June 30, 2000, from $274.2 million at December 31, 1999, which is primarily attributable to the decrease in accrued expenses of $21.7 million and a net increase in bank debt of $5.1 million. Total stockholders' equity increased $154,000 during the six-month period ended June 30, 2000, and is attributable to net income for the first six months of 2000 of $1.7 million, the adjustment of $2.5 million for unrealized losses on available-for-sale securities discussed in Footnote 8 to the Condensed Consolidated Financial Statements, and a decrease in additional paid-in-capital of $4.1 million. The decrease in paid-in-capital in the first quarter of 2000 is primarily related to a change in the purchase price composition (i.e. cash and common stock) of an acquisition that was completed near the end of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the six-month period ended June 30, 2000, cash and cash equivalents decreased $15.4 million to $33.5 million, from $48.9 million at December 31, 1999, as cash used in investing activities of $22.6 million exceeded cash provided by operating activities of $5.2 million and cash provided by financing activities of $2.0 million.

Cash used in investing activities during the six-month period ended June 30, 2000 were $22.6 million and consisted primarily of cash used in business acquisitions and purchases of property and equipment. Significant purchases of property and equipment in the first six months of 2000 are primarily attributable to the purchase of software from Oracle and related capital costs incurred to implement the enterprise-wide solution to integrate back office operations.

Cash provided by financing activities during the six-month period ended June 30, 2000 were $2.0 million and consisted primarily of proceeds of $63.3 million from the revolving credit facility and notes payable, less repayments of bank debt, notes payable and capitalized leases of $61.4 million. The proceeds from these financing activities were used for general corporate purposes and working capital requirements.

Century is currently in violation of certain debt covenants under its credit facility and is in discussions with its lenders with respect to a proposed amendment to modify the debt covenants. The amendment would also provide forbearance of enforcement of remedies, and management expects such amendment to be completed by September 1, 2000. Until the amendment is completed, there can be no assurance that the required majority of lenders needed to approve the amendment will do so. Accordingly, the entire $149.1 million of debt is considered current at June 30, 2000. Should the lenders call the loan in default and demand full repayment, management believes that it has sufficient cash and other collateral to repay the outstanding amount

FORWARD-LOOKING STATEMENTS
--------------------------

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

The Company's exposure to market risk, including interest rate risk, is immaterial. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at June 30, 2000, in each case the impact on the Company's financial condition and results of operations would be immaterial. The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not issued debt instruments, entered into forward or futures contracts, purchased options or entered into swaps. The Company's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which the Company could borrow funds under its Credit Facility.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

During the second quarter ended June 30, 2000, there were no material developments in previously reported legal proceedings, except for the resolution of the Devon Capital Management, L.P. lawsuit discussed below.

On August 3, 2000, the Company and Devon Capital Management, L.P. resolved their lawsuit pending in the United States District Court for the Northern District of Ohio. In connection with this resolution, the Company will pay Devon $23,000 and will release to Devon 41,166 shares of the Company which had been previously issued. All claims pending before the Court have been dismissed with prejudice.

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

ITEM 2.   CHANGES IN SECURITIES

(c) Issuances of unregistered shares during the three-month period ended June 30, 2000, were as follows:

      None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on May 12, 2000, the following matters were submitted to a vote of stockholders:

1) The election of the following individuals to the Board of Directors to serve until the 2003 Annual Meeting of Shareholders.

                                                 Shares For
                                                 ----------
         Michael G. DeGroote                     58,287,737
         Harve A. Ferrill                        57,299,376

2) The approval of the appointment of KPMG LLP as independent accountants for fiscal year 2000.

                              Shares For                     Shares Against
                              ----------                     --------------
                              59,609,765                       1,381,701

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    27.1 Financial Data Schedule

               (b)  Reports on Form 8-K

                    There were no reports on Form 8-K filed during the second quarter ended June 30, 2000.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Century Business Services, Inc.
                                          -------------------------------
                                                      (Registrant)



Date:    August 14, 2000              By: /s/ Chris Spurio
        -------------------               ----------------
                                          Chris Spurio
                                          Vice President, Acting Chief Financial
                                          Officer

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                                  EXHIBIT INDEX
                                  -------------


     EXHIBIT NUMBER:


     27.1 Financial Data Schedule (SEC only)................................ 15