Form 10-Q
period 2000-09-30
CENTURY BUSINESS SERVICES INC
filed 2000-11-16
CIK 944148

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


For the quarterly period ended         September 30, 2000
                               -----------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


For the transition period from      Not Applicable   to
                                 -------------------     -------------------


Commission file number      0-25890
                       ------------------


                         CENTURY BUSINESS SERVICES, INC.
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                      22-2769024
---------------------------------------------     -----------------------------

(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
        or Organization)                                 Identification No.)


6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio      44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)


(Registrant's Telephone Number, Including Area Code)      216-447-9000
                                                      --------------------------



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

                                                 Yes  X      No
                                                    ------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                     Outstanding at
         Class of Common Stock                       October 31, 2000
         ---------------------                       ----------------

         Par value $.01 per share                      95,479,629
                                                       ----------

Exhibit Index is on page 16 of this report.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                Page
PART I.   FINANCIAL INFORMATION:

          Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets -
                     September 30, 2000 and December 31, 1999                                        3

                     Condensed Consolidated Statements of Operations -
                     Three and Nine Months Ended September 30, 2000 and 1999                         4

                     Condensed Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 2000 and 1999                                   5

                     Notes to the Condensed Consolidated Financial Statements                     6-10

          Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                  11-14

          Item 3.    Quantitative and Qualitative Information about Market Risk                     14



PART II   OTHER INFORMATION :

          Item 1.    Legal Proceedings                                                              14

          Item 6.    Exhibits and Reports on Form 8-K                                               15

          Signature                                                                                 15

          Exhibit Index                                                                             16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
ITEM 1. FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              SEPTEMBER 30,
                                                                 2000            DECEMBER 31,
                                                               (Unaudited)           1999
                                                               -----------       ------------
                                   ASSETS
      Cash and cash equivalents                                $  39,051         $  48,906
      Restricted cash                                             17,567            17,246
      Receivables, net of allowance of
          $14,549 and $13,272                                    205,541           188,359
      Notes receivable - current                                   2,850             3,209
      Income taxes recoverable                                     6,506            14,835
      Deferred income taxes                                        7,212             9,912
      Other current assets                                        11,966            13,001
      Net assets of discontinued operations                       28,000            36,813
                                                               ---------         ---------
           Total current assets                                  318,693           332,281

      Goodwill, net of accumulated amortization of
          $32,506 and $18,527                                    366,692           379,922
      Fixed assets, net of accumulated depreciation and
          amortization of $31,079 and $21,792                     63,857            56,148
      Notes receivable - non-current                               5,946             4,856
      Other assets                                                17,425            14,136
                                                               ---------         ---------

      TOTAL ASSETS                                             $ 772,613         $ 787,343
                                                               =========         =========

                                 LIABILITIES
      Accounts payable                                         $  41,237         $  41,228
      Notes payable and capitalized leases - current               5,242             6,534
      Accrued expenses                                            38,573            50,833
                                                               ---------         ---------
           Total current liabilities                              85,052            98,595

      Bank debt                                                  145,000           144,000
      Notes payable and capitalized leases - long term             2,137             1,345
      Deferred income taxes                                       11,085            11,968
      Accrued expenses                                            16,238            18,303
                                                               ---------         ---------

      TOTAL LIABILITIES                                          259,512           274,211
                                                               ---------         ---------

                            STOCKHOLDERS' EQUITY
      Common stock                                                   936               933
      Additional paid-in capital                                 439,339           443,052
      Retained earnings                                           75,207            74,170
      Unearned ESOP                                               (1,795)           (1,795)
      Treasury stock                                                (754)             (754)
      Accumulated other comprehensive income (loss)                  168            (2,474)
                                                               ---------         ---------

      TOTAL STOCKHOLDERS' EQUITY                                 513,101           513,132
                                                               ---------         ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 772,613         $ 787,343
                                                               =========         =========


    See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)


                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  2000               1999             2000              1999
                                                                ---------         ---------         ---------         ---------

Revenue                                                         $ 139,434           138,119         $ 459,818           408,743

Expenses:
    Operating                                                     120,166           106,414           375,331           312,460
    Corporate general and administrative                            4,512             3,101            18,099             8,841
    Merger-related                                                      -             2,595                 -             5,280
    Depreciation and amortization                                  11,201             4,857            32,431            13,487
    Interest expense                                                3,102             1,691             9,294             4,460
   Other income, net                                                 (666)           (1,281)           (2,795)           (3,989)
                                                                ---------         ---------         ---------         ---------
         Total expenses                                           138,315           117,377           432,360           340,539

Income from continuing operations before
   income tax expense                                               1,119            20,742            27,458            68,204

Income tax expense                                                  2,538             7,661            17,024            25,460
                                                                ---------         ---------         ---------         ---------

Net income (loss) from continuing operations                       (1,419)           13,081            10,434            42,744

Income (loss) from operations of discontinued business,
   net of tax                                                         546            (1,417)           (1,214)             (548)
Gain (loss) on disposal of discontinued business, net of tax          238                 -            (8,183)                -
                                                                ---------         ---------         ---------         ---------

Net income (loss)                                               $    (635)        $  11,664         $   1,037         $  42,196
                                                                =========         =========         =========         =========

Earnings (loss) per share:
   Basic:
     Continuing operations                                      $   (0.02)        $    0.15         $    0.11         $    0.51
     Discontinued operations                                         0.01             (0.02)            (0.10)            (0.01)
                                                                ---------         ---------         ---------         ---------
     Net income                                                 $   (0.01)        $    0.13         $    0.01         $    0.50
                                                                =========         =========         =========         =========

   Diluted:
     Continuing operations                                      $   (0.02)        $    0.14         $    0.11         $    0.47
     Discontinued operations                                         0.01             (0.02)            (0.10)            (0.01)
                                                                ---------         ---------         ---------         ---------
     Net income (loss)                                          $   (0.01)        $    0.12         $    0.01         $    0.46
                                                                =========         =========         =========         =========

Pro forma income data (from continuing operations):
   Net income as reported                                       $  (1,419)        $  13,081         $  10,434         $  42,744
   Pro forma adjustment to provision for income taxes                   -               389                 -             1,762
                                                                ---------         ---------         ---------         ---------
   Pro forma net income (loss)                                  $  (1,419)        $  12,692         $  10,434         $  40,982
                                                                =========         =========         =========         =========
   Pro forma earnings per share:
     Basic                                                      $   (0.02)        $    0.15         $    0.11         $    0.48
                                                                =========         =========         =========         =========
     Diluted                                                    $   (0.02)        $    0.14         $    0.11         $    0.45
                                                                =========         =========         =========         =========

Basic weighted average shares outstanding                          93,645            87,014            93,615            84,557
                                                                =========         =========         =========         =========
Diluted weighted average shares outstanding                        94,345            94,011            94,577            91,249
                                                                =========         =========         =========         =========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      ---------------------------

                                                                        2000              1999
                                                                      ---------         ---------



NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES        $  18,425         $  (4,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from (additions to) notes receivable                           (731)              926
   Business acquisitions, net of cash acquired                           (5,090)          (31,009)
   Purchases of property and equipment                                  (18,317)          (27,614)
   Proceeds from dispositions of property and equipment                     711               337
                                                                      ---------         ---------
     Net cash used in investing activities                              (23,427)          (57,360)
                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank debt                                               87,500           197,000
   Payment of bank debt                                                 (86,500)         (126,000)
   Proceeds from notes payable                                            3,349            12,933
   Payment of notes payable and capitalized leases                       (9,326)          (53,169)
   Proceeds from stock issuances, net                                        17            24,572
   Proceeds from exercise of stock options and warrants, net                107             9,479
   Pre-merger equity transactions                                             -            (2,363)
                                                                      ---------         ---------
     Net cash provided by (used in) financing activities                 (4,853)           62,452
                                                                      ---------         ---------

Net increase (decrease) in cash and cash equivalents                     (9,855)            1,045
Cash and cash equivalents at beginning of period                         48,906            43,593
                                                                      ---------         ---------

Cash and cash equivalents at end of period                            $  39,051         $  44,638
                                                                      =========         =========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries (Century) as of September 30, 2000 and December 31, 1999, and the results of their operations for the three and nine-month periods ended September 30, 2000 and 1999, and cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q, and accordingly do not include all disclosures required by generally accepted accounting principles. The 1999 condensed consolidated balance sheet was derived from Century's audited consolidated balance sheet included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

         Operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Thus, the three-month results are not indicative of results to be expected for the year.

2.       CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

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

4.       COMPREHENSIVE INCOME

         Items considered other comprehensive income are the adjustments made for unrealized holding gains and losses on available-for-sale securities (primarily held by the discontinued operations) and foreign currency translation adjustments. Comprehensive income (loss) for the three months ended September 30, 2000 and 1999, was ($0.6 million) and $11.3 million, respectively. Comprehensive income for the nine months ended September 30, 2000 and 1999, was $3.7 million and $40.2 million, respectively.

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

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                              2000       1999       2000       1999
                                            ------     ------     ------     ------
         Denominator
            Basic
                Weighted average common
                 shares                     93,645     87,014     93,615     84,557
                                            ------     ------     ------     ------

            Diluted
                Warrants                         -      6,359          -      6,164
                Options                         43        397        305        287
                Contingent shares              657        241        657        241
                                            ------     ------     ------     ------

                  Total                     94,345     94,011     94,577     91,249
                                            ======     ======     ======     ======

6.       CONSOLIDATION AND INTEGRATION CHARGES

         Consolidation and integration reserve balances as of December 31, 1999, activity during the nine-month period ended September 30, 2000, and the remaining reserve balances as of September 30, 2000, were as follows (in thousands):

                                                 Lease Consolidation   Severance &
                                                         (1)           Benefits (2)
                                                       -------          -------
             Reserve balance at December 31, 1999      $ 9,400            4,150
             Amounts adjusted                           (5,901)          (2,445)
             Amounts charged to income                       7            3,579
             Amounts utilized                              (56)          (2,733)
                                                       -------          -------
             Reserve balance at September 30, 2000     $ 3,450            2,551
                                                       =======          =======

             (1) Amounts designated as "adjusted" and "charged to income" are included in operating expense in the accompanying condensed consolidated statement of operations for the nine-month period ended September 30, 2000.

             (2) Amounts designated as "adjusted" of ($2.4 million) are included in corporate general and administrative expense in the accompanying condensed consolidated statement of operations for the nine-month period ended September 30, 2000. Included in the $3.6 million designated as "amounts charged to income" are $3.0 million and $0.6 million, which are reported in corporate general and administrative expense and operating expense, respectively, in the accompanying condensed consolidated statement of operations for the same period.

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited) - Continued)


6.       CONSOLIDATION AND INTEGRATION CHARGES (continued)

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

         During the third quarter of 2000, Century reduced the lease accrual by $1.5 million for the planned consolidation in the Philadelphia market place that has been postponed. The consolidation of offices in Atlanta, Dallas, and Orlando were completed during the third quarter, with the remaining planned consolidations in progress. Severance amounts of $1.1 million were reversed during the third quarter, representing several business managers originally accrued for in the plan, which were either not terminated or did not receive a severance package. At the same time, the Company incurred $1.1 million of expense for several employees that were not accrued for under the original plan.

         For the three-months ended September 30, 2000, Century recorded on a pre-tax basis net severance expense of $0.1 million, net credits of $1.5 million related to lease expense, and $0.1 million for other consolidation related charges. For the nine-months ended September 30, 2000, Century recorded on a pre-tax basis net severance expense of $1.7 million, net credits of $5.7 million related to lease expense, $1.5 million for other consolidation related charges, and $1.0 million related to the write-down on the divestiture of four non-core businesses.

         At September 30, 2000, Century had a $3.5 million reserve for lease consolidation obligations, and a $2.6 million reserve for severance and benefits, designated to cover 112 employees.

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

         On June 26, 2000, Century entered into a binding agreement for the sale of its risk-bearing specialty insurance segment, as well as American Inspection and Audit Services, Inc. and CSC Insurance Agency, Inc. (collectively, the Divested Entities) with Avalon National Corporation (ANC), subject to regulatory approval. ANC assigned its rights under the purchase agreement to ProFinance Holdings
         Corporation (which is a consortium of financial entities) and certain members of the risk-bearing division's management. On October 5, 2000, Century completed the sale of the Divested Entities for $28.0 million.

         Revenues from the discontinued operations for the three-month periods ended September 30, 2000 and 1999 were $12.0 million and $12.4 million, respectively, and $34.0 million and $37.1 million for the nine-month periods ended September 30, 2000 and 1999, respectively.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) - (continued)


8.       SEGMENT REPORTING

         On July 3, 2000, Century approved a plan to operate under a regional structure rather than by service line. Regional Directors were appointed to the following regions: Northeast, Great Lakes, Southeast, Midwest, Rocky Mountain, and Western. In addition to the six regions, certain business units will report under the National Practices group, as these units have a national platform to provide services to customers. Century has decided to manage the business by region effective July 3, 2000, although that the financial reports will not be fully functional to report by location until January 1, 2001. Therefore, the segment disclosures below depict the business by service lines, as previously reported.

         Century's business units have been aggregated into four reportable segments: business solutions; benefits and insurance; performance consulting and technology solutions services. Segment information for the three and nine-month periods ended September 30, 2000 and 1999 is as follows:


                                                        For the Three Months Ended September 30, 2000
                                ----------------------------------------------------------------------------------------------
                                   Business       Benefits &     Perform.        Technology       Corporate
                                   Solutions      Insurance       Consult.       Solutions        and Other         Total
                                   ----------    -------------   -----------    -------------     -----------    -------------
Revenue                               79,991           44,930         4,013           10,500               -          139,434
Operating income (1)                   7,080           10,531           697              720             240           19,268
Corporate gen. and admin. (1)              -                -             -                -           4,512            4,512
Depreciation and amortization          1,679              960            45              138           8,379           11,201
Interest expense                          47               48             -                6           3,001            3,102
Other expense (income), net            (263)          (1,249)           (7)              254             599            (666)
Pre-tax income (loss)                  5,617           10,772           659              322        (16,251)            1,119


                                                        For the Three Months Ended September 30, 1999
                                ----------------------------------------------------------------------------------------------
                                   Business       Benefits &     Perform.        Technology       Corporate
                                   Solutions      Insurance       Consult.       Solutions        and Other         Total
                                   ----------    -------------   -----------    -------------     -----------    -------------
Revenue                               78,591           42,120         5,863           11,545               -          138,119
Operating income                      16,224           11,245         2,551            1,559             126           31,705
Corporate gen. and admin.                  -                -             -                -           3,101            3,101
Merger-related                             -                -             -                -           2,595            2,595
Depreciation and amortization          1,443              813            31              101           2,469            4,857
Interest expense                          75              103             -               37           1,476            1,691
Other expense (income), net          (1,058)              212          (20)             (57)           (358)          (1,281)
Pre-tax income (loss)                 15,764           10,117         2,540            1,478         (9,157)           20,742


                                                        For the Nine Months Ended September 30, 2000
                                ----------------------------------------------------------------------------------------------
                                   Business       Benefits &      Perform.       Technology       Corporate
                                   Solutions      Insurance       Consult.       Solutions        and Other         Total
                                   ----------    -------------   -----------    -------------     -----------    -------------
Revenue                              274,837          139,041        13,750           32,190               -          459,818
Operating income (1)                  52,833           29,087         3,226              202           (861)           84,487
Corporate gen. and admin. (1)              -                -             -                -          18,099           18,099
Depreciation and amortization          4,984            2,302           122              382          24,641           32,431
Interest expense                         374              178             8                8           8,726            9,294
Other income, net                      (780)          (2,232)          (21)            (271)             509          (2,795)
Pre-tax income (loss)                 48,255           28,839         3,117               83        (52,836)           27,458


                                                        For the Nine Months Ended September 30, 1999
                                ----------------------------------------------------------------------------------------------
                                   Business       Benefits &     Perform.        Technology       Corporate
                                   Solutions      Insurance       Consult.       Solutions        and Other         Total
                                   ----------    -------------   -----------    -------------     -----------    -------------
Revenue                              240,920          121,462        14,708           31,653               -          408,743
Operating income                      61,197           29,887         6,193            1,997         (2,991)           96,283
Corporate gen. and admin.                  -                -             -                -           8,841            8,841
Merger-related                             -                -             -                -           5,280            5,280
Depreciation and amortization          3,860            2,245            85              270           7,027           13,487
Interest expense                         208              481             -              184           3,587            4,460
Other income, net                    (1,750)            (901)          (23)            (213)         (1,102)          (3,989)
Pre-tax income (loss)                 58,879           28,062         6,131            1,756        (26,624)           68,204

(1) Includes consolidation and integration charges (credits) as discussed in Footnote 6 to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) - (continued)


9.       NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A that delayed the implementation date of SAB 101. In June 2000, the SEC issued SAB 101B that further delayed the implementation date of SAB No. 101. Century must adopt SAB 101 no later than the fourth quarter of 2000. Century is currently evaluating the impact of adopting these statements on its financial position and operating results. The effect of the change, if any, would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. Prior year financial statements will not be restated.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company will adopt SFAS 133 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. The adoption of this standard in 2001 is not expected to have a material impact on Century's consolidated financial statements.

10.      SUBSEQUENT EVENTS

         On October 5, 2000, Century completed the sale of its risk-bearing insurance segment. See Footnote 7, "Discontinued Operations", for additional information.

         On November 1, 2000, the Company completed the asset sale of its franchise operation of Century Small Business Solutions, Inc, to Fiducial Triple Check Inc., for approximately $5.4 million in cash, resulting in an estimated pretax loss of approximately $3.4 million. The sale transaction does not include the eight CBIZ-owned franchisee offices. Net proceeds from the sale will be used for debt reduction.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Century Business Services, Inc. (Century) is a diversified services company, which acting through its subsidiaires provides professional outsourced business services to small and medium-sized companies, as well as individuals, government entities, and not-for-profit enterprises predominantly throughout the United States. Century provides integrated services in the following areas: accounting and tax; employee benefits; wealth management; property and casualty insurance; payroll; information systems consulting and human resource consulting. Century also provides valuation; litigation advisory; performance consulting; government relations; commercial real estate; wholesale insurance; healthcare consulting; medical practice management; worksite marketing; and capital advisory services.

RESULTS OF OPERATIONS
---------------------

Revenue

Revenue increased to $139.4 million for the three-month period ended September 30, 2000, from $138.1 million for the comparable period in 1999, an increase of $1.3 million, or 1.0%. Such increase was primarily attributable to Century's acquisitions completed subsequent to the second quarter of 1999 that were accounted for under the purchase method of accounting, offset by a decline in revenue on a same-store sales basis. Revenue increased to $459.8 million for the nine-month period ended September 30, 2000, from $408.7 million for the comparable period in 1999, an increase of $51.1 million, or 12.5%. Such increase was primarily attributable to Century's acquisitions completed subsequent to 1999 that were accounted for under the purchase method of accounting, which accounted for $33.3 million of such increase, and internal growth.

For the companies with a full period of operations for the three-month period ended September 30, 2000 and 1999, revenue declined 1.5%, primarily due to revenue shortfalls in certain business units, including the performance consulting, valuation, and capital management business lines. For the companies with a full period of operations for the nine-month period ended September 30, 2000 and 1999, Century achieved an internal growth rate of 4.7%. The internal growth rate calculation includes all acquisitions accounted for as pooling-of-interests.

Expenses

Total expenses increased to $138.3 million for the three-month period ended September 30 2000, from $117.4 million for the comparable period in 1999, an increase of $20.9 million, or 17.8%. As a percentage of revenue, total expenses were 99.2% for the three-month period ended September 30, 2000 compared to 85.0% for the comparable period in 1999. Total expenses increased to $432.4 million for the nine-month period ended September 30 2000, from $340.5 million for the comparable period in 1999, an increase of $91.8 million, or 27.0%. As a percentage of revenue, total expenses were 94.0% for the nine-month period ended September 30, 2000 compared to 83.3% for the comparable period in 1999. The increase in total expense is related to the increase in operating expense, the change in the goodwill amortization period from 40 years to 15 years adopted October 1, 1999, and increased interest expense associated with Century's bank debt.

Operating expense increased to $120.2 million for the three-month period September 30, 2000, from $106.4 million for the comparable period in 1999, an increase of $13.8 million, or 12.9%. Operating expense increased to $375.3 million for the nine-month period ended September 30, 2000, from $312.5 million for the comparable period in 1999, an increase of $62.8 million, or 20.1%. As a percentage of revenue, operating expense for the three and nine-month periods ended September 30, 2000 was 86.2% and 81.6%, respectively, compared to 77.0% and 76.0% for the comparable periods. The increase in operating expense during 2000 was primarily due to acquisitions completed in 1999 and 2000 that were accounted for under the purchase method of accounting, increased compensation costs as a percentage of revenue, increased bad debt expense, and higher health care costs due to unfavorable claims experience, offset by consolidation and integration credits of $1.5 million related to the reversal of the lease accrual for the consolidation of the Philadelphia market that has been postponed.

Corporate general and administrative expense increased to $4.5 million for the three-month period ended September 30, 2000, from $3.1 million for the comparable period in 1999, an increase of $1.4 million. Corporate general and administrative expense increased to $18.1 million for the nine-month period ended September 30, 2000, from $8.8 million for the comparable period in 1999, an increase of $9.3 million. Such changes over the three and nine-month periods ended September 30, 2000, were primarily due to a) costs incurred in connection with the start-up of the shared services center, support of the Oracle application and other LINCS initiatives, b) legal fees associated with ongoing litigation, and c) severance expense (credits) related to Century's consolidation and integration initiatives.

Century incurred merger-related expenses of $2.6 million and $5.3 million for the three and nine-month periods ended September 30, 1999. Merger-related expenses are comprised primarily of professional fees incurred in transactions accounted for as poolings-of-interests and the salaries of internal employees dedicated to merger and acquisition activities. There were no merger-related expenses in 2000 as a result of the significant reduction in Century's acquisition program, and there were no transactions recorded as poolings-of-interests in such period.

Depreciation and amortization expense increased to $11.2 million for the three-month period ended September 30, 2000, from $4.9 million for the comparable period in 1999, an increase of $6.3 million, or 130.6%. Depreciation and amortization expense increased to $32.4 million for the nine-month period ended September 30, 2000, from $13.5 million for the comparable period in 1999, an increase of $18.9 million, or 140.5%. The increase in depreciation and amortization expense in 2000 is a result of a) goodwill associated with acquisitions completed in 1999 and 2000, b) the change in the goodwill amortization period from 40 years to 15 years beginning October 1, 1999, and c) increased depreciation expense related to the Oracle application placed into service on January 1, 2000, and other capital expenditures. The change in the goodwill amortization period resulted in an additional $3.6 million and $10.5 million of goodwill amortization expense for the three and nine-month periods ended September 30, 2000, respectively.

Interest expense increased to $3.1 million for the three-month period ended September 30, 2000, from $1.7 million for the comparable periods in 1999, an increase of $1.4 million, or 82.4%. Interest expense increased to $9.3 million for the nine-month period ended September 30, 2000, from $4.5 million for the comparable periods in 1999, an increase of $4.8 million, or 106.7%. The increase in interest expense is attributable to both the increase in the average bank debt outstanding for the period, as well as an increase in the interest rate from the prior year. The average bank debt balance and weighted-average interest rate for the three-month period ended September 30, 2000, was $147.1 million and 8.7%, respectively, compared to $93.8 million and 6.3% for the corresponding period in 1999.

Century recorded income taxes from continuing operations of $2.5 million and $17.0 million for the three and nine-month periods ended September 30, 2000, and $8.1 million and $27.2 million (including pro forma adjustments) for the three and nine-month periods ended September 30, 1999. Including pro forma adjustments, the effective tax rate increased to 226.8% from 38.8% for the three-month period ended September 30, 2000 and 1999, respectively, and to 62.0% from 39.9% (including pro forma adjustments) for the nine-month period ended September 30, 2000 and 1999, respectively. The increase in the effective tax rate is primarily attributable to increased goodwill amortization, as a result of the change in our goodwill amortization period from 40 years to 15 years effective October 1, 1999, the majority of which is not deductible for tax purposes. Income taxes are provided based on Century's anticipated annual effective rate.

The discontinued operation generated net operating income of $0.5 million compared to a net operating loss of $1.4 million for the three-month period ended September 30, 2000 and 1999, respectively, and a net operating loss of $1.2 million compared to a net operating loss of $0.5 million for the nine-month period ended September 30, 2000 and 1999, respectively. The $0.5 million net income from operations of the discontinued operations represents the recovery of the business, after incurring general operating losses and a write-off of deferred acquisition costs related to its the exit of the transportation line of business during the second quarter of 2000.

OTHER
-----

Total assets decreased to $772.6 million at September 30, 2000, from $787.3 million at December 31, 1999, which is primarily attributable to the write-down of the net assets of the discontinued operation from $36.8 at December 31, 1999, to $28.0 million at September 30, 2000. See Note 7, "Discontinued Operations", to the Condensed Consolidated Financial Statements. Total liabilities decreased to $259.5 million at September 30, 2000, from $274.2 million at December 31, 1999, which is primarily attributable to a decrease in accrued expenses of $14.3 million. Total stockholders' equity remained at $513.1 at September 30, 2000, and is attributable to net income for the first nine months of 2000 of $1.0 million, the adjustment of $2.5 million for unrealized losses on available-for-sale securities that were realized as the loss on sale of the discontinued operation, and a decrease in additional paid-in-capital of $3.7 million. The decrease in paid-in-capital is comprised of an increases of approximately $1.4 million related to stock released for additional purchase price, offset by a decrease of $5.1 million in the first quarter of 2000 related to a change in the purchase price composition (i.e. cash and common stock) of an acquisition that was completed near the end of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Century has two primary sources of liquidity: cash provided by operations and funds available from the bank credit facility. We may also generate liquidity from the sale of assets. During the quarter ended September 30, 2000, cash provided by operations was sufficient to fund our working capital requirements. As a result, we paid down borrowings under our credit agreement. Our principal uses of cash are to provide working capital for operations, service our obligations to pay interest and principal on our debt, and to provide funds for capital expenditures.

During the nine-month period ended September 30, 2000, cash and cash equivalents decreased $9.9 million to $39.1 million, from $48.9 million at December 31, 1999, as cash used in investing activities of $23.4 million and cash used in financing activities of $4.9 million exceeded cash provided by operating activities of $18.4 million.

Cash used in investing activities during the nine-month period ended September 30, 2000 were $23.4 million and consisted primarily of cash used in business acquisitions (related to the release of contingent purchase price for previously acquired businesses) and purchases of property and equipment. Significant purchases of property and equipment in the first nine months of 2000 are primarily attributable to the purchase of software from Oracle and related capital costs incurred to implement the enterprise-wide solution to integrate back office operations.

Cash used in financing activities during the nine-month period ended September 30, 2000 was $4.9 million and consisted primarily of proceeds of $90.8 million from the revolving credit facility and notes payable, less repayments of bank debt, notes payable and capitalized leases of $95.8 million. As acquisition activity has slowed, Century is currently focusing on growing the core business, controlling costs, and paying down the bank debt with excess cash from operations, as well as cash received from divestitures.

During the third quarter of 2000, Century completed an amendment to its existing credit facility with the banking group. Century is now in compliance with all debt covenants under the amended credit facility. A copy of the amendment is filed as an exhibit to this report. In the amendment Century agreed to use 75% of the net proceeds received from the disposition of the risk-bearing insurance company to pay down debt and permanently reduce the facility commitment amount. Covenants relating to the leverage ratio for permitted acquisitions, specified dispositions and permitted investment were changed, and a new covenant ties the level of borrowings to the level of accounts receivable. Interest rates were increased by 37.5 basis points.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.   LEGAL PROCEEDINGS

During the third quarter ended September 30, 2000, there were no material developments in previously reported legal proceedings other than as follows:

On July 31, 2000, Century moved to dismiss the action pending against it in the United States District Court for the Northern District of Ohio, which was filed by certain former owners of a business Century acquired in 1999. The court's ruling on Century's motion to dismiss is pending. During the pendency of this motion, discovery has been stayed. Discovery is also currently stayed in the parallel state court action pending in the Circuit Court for St. Louis County, Missouri. Century intends to continue vigorously defending against the allegations against it.

On October 10, 2000, the Court of Common Pleas, Cuyahoga County, Ohio denied Century's motion to dismiss the complaint filed against it by certain former owners of a business acquired by Century. On October 24, 2000, Century sought reconsideration of this order, which is pending. Discovery in this action has commenced, and Century intends to continue vigorously defending against the allegations against it.

On April 11, 2000, Century and a wholly-owned subsidiary initiated a lawsuit in Toronto, Canada against former owners of a business acquired by Century, claiming (1) that the former shareholders breached representations and warranties in the purchase agreement and (2) that a company owned by one of the shareholders owed Century payment for services rendered. In addition, Century asked the Ontario Court to declare that Century justifiably terminated the employment contract of one of the former shareholders. On August 1, 2000 the former shareholders and the company owned by a former shareholder filed counterclaims against Century in the Ontario action, seeking damages from Century for breach of contract, wrongful termination of employment, and defamation. The case is in its early stages and discovery has just commenced. Century intends to vigorously pursue its complaint and defend the counterclaims.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                 27.1   Financial Data Schedule

                 99.6 The Third Amendment to Amended and Restated Credit Agreement, dated as of September 22, 2000, by and among Century Business Services, Inc., the Lenders party to the Credit agreement, Bank of America, N.A. as Agent, and Fleet National Bank, Bank One, Michigan, Lasalle Bank National Association and PNC Bank, National Association, each as Co-Agent.

           (b)   Reports on Form 8-K

                 The following Current Reports on Form 8-K filed during the three months ended September 30, 2000:

                 (i) On July 11, 2000, the Company filed a Current Report on Form 8-K, announcing that on June 26, 2000, Avalon National Corporation and a consortium of financial entities entered into an agreement to purchase the risk-bearing insurance operations for $31 million in cash, contingent upon regulatory approval.

                 (ii) On July 12, 2000, the Company filed a Current Report on Form 8-K/A, to amend the Form 8-K filed on July 11, 2000, to include the text of the Exhibit, Stock Purchase Agreement by and among Century Business Services, Inc., CBSI Management Co. and Avalon National Corporation dated June 26, 2000.

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



Date:    November 14, 2000                  By:  /s/ Chris Spurio
        -------------------                      ----------------
                                                 Chris Spurio
                                                 Vice President, Acting Chief
                                                 Financial Officer

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX




    Exhibit Number:
    ---------------


    27.1   Financial Data Schedule (SEC only).............................  17



    99.6   Third Amendment to the Amended and Restated Credit Agreement...  18