Form 10-K405
period 2000-12-31
CENTURY BUSINESS SERVICES INC
filed 2001-04-02
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                 For the Fiscal Year ended December 31, 2000 or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO                .

                           COMMISSION FILE NUMBER 0-25890

                          CENTURY BUSINESS SERVICES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       22-2769024
- --------------------------------------------    --------------------------------------------
        (State or other jurisdiction                 (IRS Employer Identification No.)
     of incorporation or organization)

       6480 ROCKSIDE WOODS BOULEVARD
              SOUTH, SUITE 330
              CLEVELAND, OHIO                                      44131
- --------------------------------------------    --------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

                                 (216) 447-9000
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01
                                (TITLE OF CLASS)

                   Name of Each Exchange on Which Registered:
                            The Nasdaq Stock Market

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $152 million as of March 23, 2001. The number of outstanding shares of the Registrant's common stock is 95,479,629 shares as of March 23, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant's Definitive Proxy Statement relative to the 2001 Annual Meeting of Stockholders.

Part IV Portions of previously filed reports and registration statements.

                        CENTURY BUSINESS SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I
     Items 1 and      Business and Properties.....................................
       2.                                                                             3
     Item 3.          Legal Proceedings...........................................   12
     Item 4.          Submission of Matters to a Vote of Security Holders.........   14

PART II
     Item 5.          Market for Registrant's Common Stock and Related Stockholder
                      Matters.....................................................   15
     Item 6.          Selected Financial Data.....................................   16
     Item 7.          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................   17
     Item 7A.         Quantitative and Qualitative Information About Market
                      Risk........................................................   23
     Item 8.          Financial Statements and Supplementary Data.................   23
     Item 9.          Changes in and Disagreements With Accountants on Accounting
                      and Financial Disclosure....................................   23

PART III
     Item 10.         Directors and Executive Officers of the Registrant..........   24
     Item 11.         Executive Compensation......................................   27
     Item 12.         Security Ownership of Certain Beneficial Owners and
                      Management..................................................   27
     Item 13.         Certain Relationships and Related Transactions..............   27

PART IV
     Item 14.         Exhibits, Financial Statement Schedules and Reports on Form
                      8-K.........................................................   27

     THE FOLLOWING TEXT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE MORE DETAILED INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS (INCLUDING THE NOTES THERETO) APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES IN THIS ANNUAL REPORT TO "WE", "OUR", "CBIZ", OR THE "COMPANY" SHALL MEAN CENTURY BUSINESS SERVICES, INC., A DELAWARE CORPORATION, AND ITS OPERATING SUBSIDIARIES.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

OVERVIEW

     CBIZ is a diversified services company which, acting through its subsidiaries, provides professional outsourced business services primarily to small and medium-sized businesses, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and in Toronto, Canada. Historically, CBIZ operated under four divisions. Beginning in 2001, CBIZ expects to deliver integrated services through the following divisions:

          - Business Solutions;

          - Benefits and Insurance; and

          - National Practices.

     CBIZ provides services through a network of more than 200 offices in 35 states, Washington D.C., and Toronto, Canada.

     Formed as a Delaware corporation in 1987 under the name Stout Associates, CBIZ was acquired by Republic Industries, Inc. in 1992. In April 1995, Republic spun-off its hazardous waste operations, including CBIZ's predecessor company to stockholders. Re-named Republic Environmental Systems, Inc., CBIZ began trading on the Nasdaq National Market under the symbol "RESI" until June 24, 1996, when it began trading under the symbol "IASI" in anticipation of the merger with Century Surety Company and Commercial Surety Agency, Inc., which resulted in a change of its name to International Alliance Services, Inc." This name change signaled a move away from the hazardous waste business. CBIZ divested all remaining hazardous waste operations in 1997. On December 23, 1997, CBIZ changed its name to Century Business Services, Inc. and began trading under the symbol "CBIZ."

     CBIZ initiated an acquisition program in November 1996 to expand its operations in the professional outsourced business services industry. Since that time, CBIZ has acquired the businesses of 144 companies, two of which were acquired in 2000. The majority of acquisitions made since CBIZ's inception were accounted for under the purchase method of accounting, resulting in significant increases to goodwill, (which is the excess of purchase price over the fair value of net assets of businesses acquired). At December 31, 2000, CBIZ had a net goodwill balance of $281.3 million, representing approximately 43% of its consolidated total assets.

     CBIZ's principal executive office is located at 6480 Rockside Woods Blvd., South, Suite 330, Cleveland, Ohio 44131 and its telephone number is 216-447-9000.

BUSINESS STRATEGY

     CBIZ's business strategy is to grow in the professional outsourced business services industry by:

          - cross-serving CBIZ's business services to its existing customer base;

          - attracting new customers with its diverse business services offerings; and

          - realizing economies of scale through the integration of its business services to combine its purchasing of products and services on a national scale and reduce the costs of those products and services as a result of volume discounts.

     Providing a range of outsourced business services to a client results in efficiencies for both the client and for CBIZ. For example, CBIZ can process time and attendance data to calculate and produce employee paychecks, direct deposits and reports for its clients. CBIZ's system is highly configurable to meet the specialized needs of each client yet maintains the ability to provide high-volume processing. CBIZ's system integrates with the client's general ledger, human resources and time attendance systems. The ability to converge several services and offer them through one provider is more convenient for the client and distinguishes CBIZ from most other outsourced business services providers.

     Although CBIZ's acquisition program has significantly slowed down due to its focus on integrating its acquired businesses, CBIZ may from time to time target acquisitions in markets where it currently operates and where the prospects are favorable to increase its market share to become a significant provider of a comprehensive range of outsourced business services. CBIZ's strategy is to acquire companies that generally:

          - have a strong potential for cross-serving among CBIZ's subsidiaries;

          - have strong and energetic entrepreneurial leadership;

          - have historic and expected future internal growth; and

          - add to the level and breadth of services offered by CBIZ thereby enhancing its competitive advantage over other outsourced business services providers.

ACQUISITIONS

     During fiscal 2000, CBIZ acquired two businesses that were accounted for under the purchase method of accounting. The aggregate purchase price of these acquisitions was approximately $2.5 million, comprised of $1.4 million in cash, a $0.8 million note payable and 39,209 shares of restricted common stock with and estimated fair value of $0.3 million at acquisition. The aggregate purchase price has been allocated to the net assets of the acquired companies based upon their respective fair market values. The excess of the purchase price over fair value of net assets acquired (goodwill) approximated $3.4 million and is being amortized over a 15-year period. As a result of the nature of the assets and liabilities of the businesses acquired, there were no material identifiable intangible assets or liabilities.

     During 1999, Century acquired the businesses of 35 complementary companies. These acquisitions were comprised as follows:

          - Business Solutions -- twenty-one acquisitions

          - Benefits, Insurance, Wealth Management, and Payroll
            Solutions -- eleven acquisitions

          - Performance Consulting Solutions -- one acquisition

          - Technology Solutions -- two acquisitions

     Thirty of the acquisitions were accounted for under the purchase method of accounting, and accordingly, the operating results of the acquired companies have been included in the accompanying consolidated financial statements since the dates of acquisition. The aggregate purchase price of these acquisitions was approximately $77.7 million, comprised of $29.7 million in cash, $0.5 million in assumed liabilities, and 5.6 million shares of restricted common stock (estimated fair value of $47.5 million at acquisition). The aggregate purchase price excludes future contingent consideration of up to $21.7 million, comprised of $10.1 million in cash and notes and 1.5 million shares of restricted common stock (estimated stock value of $11.6 million at acquisition), which is based on the acquired companies' ability to meet or exceed certain performance goals. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the acquired companies based upon their respective fair market values. The excess of the purchase price over fair value of net assets acquired (goodwill) approximated $71.9 million and is being amortized over 15 years. As a result of the nature of the assets and liabilities of the businesses acquired, there were no material identifiable intangible assets or liabilities. The remaining five acquisitions were accounted for under the pooling-of-interests method of accounting. Century exchanged 6.7 million shares of its common stock for all of the respective common stock of these five combined entities. See Note 2 to the consolidated financial statements contained herein.

OUTSOURCED BUSINESS SERVICES

     Through its subsidiaries, CBIZ provides a wide range of integrated services primarily to small and medium-sized businesses, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and in Toronto, Canada. CBIZ's goal is to be a leading provider of outsourced business services within its target markets. CBIZ's strategies to achieve this goal include:

          - providing clients with a broad range of high-quality products and services; and

          - expanding locally through internal growth by:

             - increasing the number of clients it serves;

             - increasing the number of services it provides to existing clients; and

             - from time to time, completing acquisitions to enhance its national presence or expand its service offerings in a target market.

     The following is a description of the outsourced business services currently offered by CBIZ.

     Business Solutions. The business units that comprise CBIZ's Business Solutions division offer services in the following areas: tax planning and preparation; cash flow management; strategic planning; consulting; record-keeping; federal, state and local tax return preparation; tax planning based on financial and investment alternatives; tax structuring of business transactions such as mergers and acquisitions; quarterly and year-end payroll tax reporting; corporate, partnership and fiduciary tax planning and return preparation; outsourced chief financial officer services and other financial staff services; financial investment analysis, succession, retirement, and estate planning; and profitability, operational and efficiency enhancement consulting to a number of specialized industries. CBIZ does not currently offer audit services, does not intend to offer audit services in the future and does not purchase the "audit divisions" of any accounting businesses it acquires. However, CBIZ and its subsidiaries maintain joint-referral relationships and service agreements with licensed Certified Public Accounting or CPA firms under which services may be provided to its clients.

     Under these service agreements with licensed CPA firms, CBIZ subsidiaries provide administrative services, including office, bookkeeping, accounting and other administrative services, preparing marketing and promotion materials, and leasing administrative and professional staff, in exchange for a fee. The CPA firms with which CBIZ and its subsidiaries maintain such agreements are, for example, those that have reorganized in order to merge their non-attest (Non-attest business services include, any services other than those which only licensed certified public accountants, licensed public accountants, or licensed CPA or PA firms may perform in accordance with accountancy laws) business services activities with and into CBIZ subsidiaries. Under these agreements, each party has agreed to maintain its own liability and risk of loss in connection with performance of its respective services. Provisions of the services agreements between CBIZ and its subsidiaries and the licensed firms with which it maintains such agreements may constrain CBIZ's flexibility to modify its operational structure in order to respond to changes in the regulatory environment. Limitations on CBIZ's ability to comply with applicable laws could impair its relationship with the licensed firms or their clients, harm CBIZ's business or reduce its revenues or earnings. Legislative changes may also expand or contract the types and amounts of business services that are required by individuals and businesses. There can be no assurance that future laws will provide the same or similar opportunities for business consulting and management services to individuals and businesses that exist today. See "Risk Factors -- Restrictions imposed by independence requirements and conflict of interest rules limit the clients to whom we and attest firms with which we have contractual relationships may provide attestation services."

     Benefits and Insurance Services. The business units that comprise CBIZ's Benefits and Insurance division offer services in the following areas: employee benefits, brokerage, consulting, and administration, including the design, implementation and administration of qualified plans, such as 401(k) plans, profit sharing plans, defined benefit plans, and money purchase plans; actuarial services; health and welfare benefits consulting, including group health insurance plans; dental and vision care programs; group life insurance programs; accidental death and dismemberment and disability programs; COBRA administration and voluntary insurance programs; health care and dependent care spending accounts; premium reimbursement plans; communications services to inform and educate employees about their benefit programs; executive benefits consulting on non-qualified retirement plans and business continuation plans; and wealth management services, including Registered Investment Advisory Services, Investment Policy Statements, also known as IPS, mutual fund selection based on IPS and ongoing mutual fund monitoring.

     National Practices. The business units that comprise CBIZ's National Practices division offer services in the following areas: payroll processing and administration; valuations of commercial, tangible, and intangible assets and financial securities; mergers and acquisitions and capital advisory services, physician practice management, health care consulting, and government relations; performance consulting; and technology consulting, including strategic technology planning, project management, development, network design and implementation and software, selection and implementation.

SALES AND MARKETING NETWORK AND ACCOUNT MANAGEMENT

     CBIZ's key competitive factors in obtaining clients for business services are:

          - established relationships and the ability to match client requirements with available services; and

          - products at competitive prices.

     CBIZ believes that by combining a local entrepreneurial marketing strategy and the name and resources of a nationally branded company, it will be able to maximize its market penetration. CBIZ expects that as it expands through internal growth and acquisitions, it can take advantage of economies of scale in purchasing a range of services and products and cross-serving new products and services to existing clients who do not currently utilize all of the services CBIZ offers.

COMPETITION

     The professional outsourced business services industry is a highly fragmented and competitive industry, with a majority of industry participants, such as accounting, employee benefits, payroll firms or professional employee organizations, offering only one or a limited number of services. Competition is based primarily on customer relationships, range and quality of services or product offerings, customer service, timeliness and geographic proximity. CBIZ competes with a small number of multi-location regional or national operators and a large number of relatively small independent operators in local markets. CBIZ's competitors in the professional outsourced business services industry include independent consulting services companies, divisions of diversified enterprises, insurance carriers and banks. Some of these competitors are public companies and some may have greater financial resources than CBIZ.

     CBIZ believes that it will be able to compete effectively based on its:

          - broad range of high-quality services and products;

          - knowledgeable and trained personnel;

          - entrepreneurial culture;

          - large number of locations;

          - focused target on the mid-market businesses; and

          - operational economies of scale.

CUSTOMERS

     CBIZ provides professional outsourced business services to over 68,000 business clients. CBIZ's clients typically have fewer than 500 employees and prefer to focus their resources on operational competencies while allowing CBIZ to provide non-core administrative functions. In many instances, outsourcing administrative functions allows clients to enhance productivity, reduce costs and improve service, quality and efficiency by focusing on the client's core business. Depending on a client's size and capabilities, it may choose to utilize some or many of CBIZ's broad array of services, which it typically accesses through a single CBIZ representative.

     None of CBIZ's major business services groups has a single homogeneous client base. Rather, CBIZ's clients come from a large variety of industries and markets, and no one customer individually comprises more than 3% of CBIZ's total consolidated revenue. Management believes that such diversity helps insulate CBIZ from a downturn in a particular industry. In addition, CBIZ's clients are focused on quality and quantity of services and established relationships. Nevertheless, economic conditions among selected clients and groups of clients may have an impact on the demand for such services.

REGULATION

     CBIZ's outsourced business services are vulnerable to legislative changes, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration, tax and accounting. Accountancy laws, regulations and codes of ethics could change or be interpreted in a manner that restricts CBIZ's operations. CBIZ cannot ensure that any changes in the laws, regulations or codes of ethics of any state, their interpretations, state enforcement policies and practices and other elements of the regulatory environment will not materially restrict CBIZ's operations. Accordingly, CBIZ's ability to continue to operate in, or expand its operations in or to, some states may depend on its flexibility to modify its operational structure in response to these changes.

LIABILITY INSURANCE

     CBIZ carries commercial general, automobile, workers' compensation, errors and omission, directors and officers, fiduciary, and employer's liability insurance as required by law in the various states in which operations are conducted and umbrella policies to provide excess limits of liability over the underlying limits contained in the commercial general liability, automobile liability and employer's liability policies.

EMPLOYEES

     At December 31, 2000, CBIZ employed approximately 5,300 employees. CBIZ believes that is has a good relationship with its employees.

SEASONALITY

     CBIZ's accounting and tax practice is subject to seasonality related to the heavy volume of tax return preparation in the first four months of the year. CBIZ estimates that its accounting and tax practice generates approximately 30% of its revenue in the first quarter of the year.

PROPERTIES

     CBIZ's corporate headquarters are located at 6480 Rockside Woods Blvd., South, Suite 330, Cleveland, Ohio 44131, in leased premises. Some of CBIZ's property and equipment are subject to liens securing payment of indebtedness of CBIZ and its subsidiaries. CBIZ and its subsidiaries also lease over 200 offices in 35 states and one in Toronto, Canada, as well as office equipment and company vehicles. CBIZ believes that its facilities are sufficient for its needs.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

     This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report, including without limitation, "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding CBIZ's financial position, business strategy and plans and objectives for future performance are forward-looking statements. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "believes," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause CBIZ's results of operations and financial condition to differ materially from the results discussed in the forward looking statements included below under "Risk Factors."

RISK FACTORS

     The following factors may affect our actual operating results and could cause results to differ materially from those in any forward-looking statements. There may be other factors, and new risk factors may emerge in the future. You should carefully consider the following information.

  WE ARE DEPENDENT ON THE CURRENT TREND OF OUTSOURCING BUSINESS SERVICES.

     Our business and growth depend in large part on the trend toward outsourcing business services. We can give you no assurance that this trend in outsourcing will continue. Current and potential customers may elect to perform such services with their own employees. A significant reversal of, or a decline in, this trend would have a material adverse effect on our business, financial condition and results of operations.

  WE EXPERIENCE SLOWER COLLECTIONS IN OUR PROFESSIONAL SERVICES OPERATIONS, WHICH MAY AFFECT OUR LIQUIDITY.

     Professional services firms like us often experience higher average accounts receivable days outstanding than businesses in many other industries. We are working to reduce the average number of days outstanding for our accounts receivable. If we are unable to reduce the amount of time it takes to collect for services rendered, our liquidity may be adversely affected.

  WE ARE DEPENDENT ON THE SERVICES OF OUR EXECUTIVE OFFICERS.

     Our success depends in large part upon the abilities and continued service of our executive officers and other key employees. We cannot assure you that we will be able to retain the services of our executive officers and other key employees. If we cannot retain the services of our executive officers and other key personnel, there could be a material adverse effect on our business, financial condition and results of operations. We generally have employment agreements and non-competition agreements with key personnel. Courts, however, are at times reluctant to enforce such non-competition agreements. In addition, many of our executive officers and other key personnel are either participants in our stock option plan or holders of a significant amount of our common stock. We believe that these interests provide additional incentives for these key employees to remain with us. In order to support our growth, we will need to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

  WE MAY NOT REALIZE THE VALUE OF OUR GOODWILL.

     Acquisitions have resulted in significant amounts of goodwill on our financial statements. Goodwill is the excess of the purchase price over the fair value of the net identifiable assets of the businesses that we have acquired. We anticipate that such increases will continue if we make future acquisitions. At December 31, 2000, goodwill was $281.3 million. During the fourth quarter of 2000, CBIZ wrote down the value of its goodwill by $75.4 million. Of this total, $48.2 million was related to impairment at 11 business units, and $27.2 million resulting from the divestiture of two business units and the planned divestiture of two additional business units. We may not realize the full value of our remaining goodwill, and further adjustments are possible. Any future determination requiring a write-off of a significant portion of goodwill could have a material adverse effect on our business, financial condition and results of operations.

  WE MAY NOT BE ABLE TO ACQUIRE AND FINANCE ADDITIONAL BUSINESSES.

     We completed a significant number of acquisitions from 1996 to 1999. While we have significantly slowed our strategic acquisition program, we would like to continue to grow through acquisitions of complementary businesses. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms. We cannot assure you that such acquisitions, even if obtained, will perform as expected or will contribute significant revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us.

     We have traditionally financed our acquisitions by using our common stock as a significant portion of the purchase price. However, as the value of our common stock has markedly declined, or if potential acquisition candidates are otherwise unwilling to accept common stock as a part of the purchase price, then we may have to use more of our cash resources, to acquire new businesses. If such cash resources are not available, our growth through acquisitions may be limited if we are not able to raise additional capital through debt or equity financings. We believe we currently have funds available under our bank line of credit to fund our working capital needs; however, there are certain restrictions under our bank line of credit that may prohibit our ability to acquire additional businesses. In addition, we cannot be certain that we will be able to maintain this line of credit, access the public securities markets or obtain other financing for acquisitions in the future.

  WE MAY NOT BE ABLE TO ADEQUATELY MANAGE OUR GROWTH.

     Our business has grown significantly in size and complexity. Our success depends to a significant degree on our ability to successfully use our existing infrastructure to perform services for other clients, as well as on our ability to develop and successfully implement new marketing methods or channels for new services. Our success also depends on a number of other factors, including our ability to:

          - maintain the high quality of the services that we provide to our customers;

          - integrate the acquired businesses within the CBIZ group of companies;

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

  OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER OUR OPERATIONS.

     As of March 23, 2001, the following groups owned the following aggregate amounts and percentages of our common stock, including shares that may be acquired by exercising options or warrants:

          - approximately 16 million shares, representing 16.50% of all our outstanding common stock, were owned by Mr. DeGroote, our Chairman;

          - approximately 7.6 million shares, representing 7.82% of all our outstanding common stock, were owned by Mr. Huizenga, a principal stockholder; and

          - approximately 25.01 million shares, representing 24.72% of all our outstanding common stock, were owned by our executive officers, directors, and Mr. Huizenga, as a group.

     Because of their stock ownership, these persons can substantially influence actions that require the consent of a majority of our outstanding shares, including the election of directors.

  WE HAVE SHARES ELIGIBLE FOR FUTURE SALE THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares, and have issued and outstanding approximately 95 million shares. More than 47 million of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, the shares were contractually restricted from sale for periods up to two years, several of which expired in 2000. Once those contractual restrictions fall away, we cannot be sure when sales will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock. As of March 23, 2001, we had approximately 4.6 million shares of common stock still under contractual restrictions. As of March 23, 2001, we also have registered under the Securities Act the following shares of common stock for the following purposes:

          - $125 million in shares of our common stock, debt securities, and warrants to purchase common stock or debt securities, of which $100 million remain available to be offered from time to time by us to the public under our universal shelf registration statement;

          - 15,000,000 shares of our common stock, all of which remain available to be offered from time to time by us in connection with acquisitions under our acquisition shelf registration statement; and

          - Approximately six million shares of our common stock, part of a shelf registration statement, of which a majority have yet to be sold thereunder.

  WE MAY NOT PAY DIVIDENDS.

     We have not paid cash dividends on our common stock since April 27, 1995, and we do not anticipate paying cash dividends in the foreseeable future. Our board of directors decides on the payment and level of dividends on common stock. The board of directors' decision is based among other things on our results of operations and financial condition. In addition, under our credit facility, we cannot pay cash dividends without the prior written consent of the lenders. We currently intend to retain future earnings to finance the ongoing operations and growth of the business. See "Dividend Policy."

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

     With respect to attest firm clients that are required to file audited financial statements with the Securities and Exchange Commission, or SEC, the SEC staff views us and the attest firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. According to the SEC staff, we are required to abide by all of the independence rules that the attest firms must follow in order to be independent of an SEC reporting attest client. According to the SEC staff, these independence rules prohibit us, and our officers, directors, affiliates and significant stockholders, to the extent an attest firm is so prohibited, from:

          - holding any financial interest in an SEC reporting attest client;

          - entering into any business relationship with an SEC reporting attest client; or

          - selling certain services to an SEC reporting attest client.

     In addition, under these rules, the SEC staff views an attest firm and us as lacking independence with respect to:

          - an SEC reporting attest client where that client, or its directors, officers, affiliates or significant stockholders, own stock in us or our affiliates; or

          - entities involved in an offering of our stock or in making a market for, or otherwise facilitating the trading of, our stock in the secondary market, including any entity that is a member of a syndicate underwriting an offering of our stock, that is a broker-dealer exercising discretionary buy and sell authority over customer accounts holding significant positions in our stock, or that employs securities analysts that follow us.

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

  GOVERNMENTAL REGULATIONS AND INTERPRETATIONS ARE SUBJECT TO CHANGES.

     We are affected by changes in laws and regulations in two primary ways. First, changes in laws and regulations often result in changes in the amount or the type of business services required by businesses and individuals. We cannot be sure that future laws and regulations will provide the same or similar opportunities for us to provide business consulting and management services to businesses and individuals. Second, our specialty insurance business is affected by changes to surety bond coverage requirements. For instance, if the demand for surety bonds decreases, there could be a material adverse effect on our business, financial condition and results of operations.

  ANY FAILURE TO MEET OUR DEBT OBLIGATIONS OR DEBT COVENANTS COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness or to remain in compliance with our debt covenants would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. We cannot assure you that our cash flow and capital resources will be sufficient for payment of interest on and principal of our debt in the future, or that any such alternative measures would be successful or would permit us to meet scheduled debt service obligations.

  PROTECTION OF PROPRIETARY PROGRAMS AND SERVICES MAY BE INADEQUATE TO PREVENT LEAKS OR THEIR USE BY OTHERS.

     We regard many of our programs and services as proprietary and rely primarily on a combination of intellectual property laws, confidentiality agreements and contractual provisions to protect our proprietary rights. Trade secret and copyright laws afford limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of the programs or services we market or to obtain and use information that we regard as proprietary. We cannot be sure if these confidentiality agreements will prevent disclosure of proprietary information or that the proprietary programs we market will not be independently developed by competitors.

  WE ARE RELIANT ON INFORMATION PROCESSING SYSTEMS.

     Our ability to provide outsourced business services depends on our capacity to store, retrieve, process and manage significant databases and expand and upgrade periodically our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage, or other disruption could have a material adverse effect on our business, financial condition and results of operations. Although we have disaster recovery procedures in place and insurance to protect against such contingencies, we cannot be sure that insurance or these services will continue to be available at reasonable prices, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide outsourced business services.

ITEM 3. LEGAL PROCEEDINGS

     Since September 1999, seven purported stockholder class-action lawsuits were filed as follows: (i) Jim A. Darby, Individually and on Behalf of All Others Similarly Situated v. Century Business Services, Inc., Michael G. DeGroote, Keith W. Reeves, Charles D. Hamm, Jr., Craig L. Stout, Gregory J. Skoda, Edward F. Feighan and Douglas R. Gowland, Case No. 1:99CV2200; (ii) Joy Iannotta v. Century Business Services, Inc., Michael G. DeGroote, Keith W. Reeves, Charles D. Hamm, Jr., Craig L. Stout, Gregory J. Skoda, Edward F. Feighan and Douglas R. Gowland, Case No. 1:99CV2337; (iii) Robert M. DeBolt, Individually and on Behalf of All Others Similarly Situated v. Century Business Services, Inc. Michael G. DeGroote, Keith W. Reeves, Charles D. Hamm, Jr., Craig
L. Stout, Gregory J. Skoda, Edward J. Feighan and Douglas R. Gowland, Case No. 1:99CV2467 (subsequently consolidated into a single case, Jim A. Darby, Individually and on Behalf of All Others Similarly Situated v. Century Business Services, Inc., Michael G. DeGroote, Keith W. Reeves, Charles D. Hamm, Jr., Craig L. Stout, Gregory J. Skoda and Edward F Feighan, Case No. 1:99CV2200);
(iv) David Gochman, Individually and on Behalf of All Others Similarly Situated
v. Century Business Services, Inc., Michael G. DeGroote and Fred M. Winkler, Case No. 1:00CB0386; (v) Scott Korn, Individually and on Behalf of All Others Similarly Situated v. Century Business Services, Inc. Michael G. DeGroote and Fred M. Winkler, Case No. 1:00CV0440 and; (vi) Joe Marsh, Lee Marshall, Flats Entertainment, Inc., Bruce Kapp and Dave Kajganich, Individually and on Behalf of All Others Similarly Situated v. Century Business Services, Inc., Michael G. DeGroote, Fred M. Winkler, Charles D. Hamm, Jr., Jerry Grisko and Keith W. Reeves, Case No. 1:00CV0584, each filed in the United States District Court for the Northern District of Ohio against CBIZ and certain of its current and former directors and officers; and (vii) Talbot Jones Albert, IV, on Behalf of Himself and All Others Similarly Situated v. Century Business Services, Inc., Michael G. DeGroote and Fred M. Winkler, Case No. JFM00CV565, filed in the United States

District Court for the District of Maryland against CBIZ and certain of its current and former directors and officers. The plaintiffs in each of these cases alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February 1998 through January 2000 by, among other things, improperly amortizing goodwill and failing adequately to monitor changes in operating results. The complaints seek damages in unspecified amounts.

     CBIZ and the named officer and director defendants moved the United States District Court in the Northern District of Ohio to consolidate the six Ohio cases into a single action and appoint a single lead plaintiff and counsel and require the filing of a consolidated amended complaint. The United States District Court agreed, and is in the process of consolidating the cases and receiving motions from the various plaintiffs regarding who will serve as lead plaintiff and lead counsel.

     CBIZ and the named officer and director defendants filed an agreed motion with the plaintiffs in the Maryland action to transfer that case from the District of Maryland to the Northern District of Ohio. CBIZ and the named officer and director defendants also filed a motion with the Northern District of Ohio to assign the case to District Judge Matia and consolidate it with the already-consolidated Ohio cases. Each of these motions has been granted, and the Maryland case has been consolidated into the other class action cases before District Judge Matia.

     There has been no discovery in any of these actions.

     CBIZ and the named officer and director defendants deny all allegations of wrongdoing made against them in these actions and intend to vigorously defend each of these lawsuits. Although the ultimate outcome of such litigation is uncertain, based on the allegations contained in the complaints, management does not believe that these lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

     On or about May 6, 2000, certain former shareholders of a company acquired by Century filed suit -- Hanan et al. v. Century Business Services, Inc. and Gregory J. Skoda, Case No. 407495 (Ohio Ct. Common Pleas) -- alleging that the Company fraudulently induced them to enter into merging with the company and breached the Agreement and Plan of Merger and Executive Employment Agreements plaintiffs entered into in connection with the merger. On July 31, 2000 the Company moved to dismiss the Complaint. On October 10, 2000, the Court denied Century's motion to dismiss, and on December 12, 2000, Century filed its answer and counterclaim against the plaintiffs. Discovery in this action has commenced, and a trial on the employment agreements is scheduled to commence on May 21, 2001. No trial date has been set on the remaining issues in this case. Plaintiffs have not specified the amount of damages they seek to recover.

     CBIZ and the named former officer defendant deny all allegations of wrongdoing made against them in these actions and intend to vigorously defend this lawsuit. Although the ultimate outcome of such litigation is uncertain, based on the allegations contained in the complaints, management does not believe that these lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     On February 25, 2000, CBIZ filed suit in the Missouri Circuit Court of the County of St. Louis against all of the former shareholders of a company it acquired in 1999, alleging breach of contract and fraud in connection with Agreement and Plan of Merger. On March 31, 2000, two of the defendants filed a counterclaim against CBIZ, alleging breach of contract, fraud, and violations of
Section 12(2) of the Securities Act. On May 10, 2000, the same shareholders who filed the counterclaim against CBIZ in the Missouri State Court filed suit against CBIZ and 10 of its current and former officers and directors -- Fuchs et al. v. Century Business Services, Inc., Michael G. DeGroote, Charles D. Hamm, Jr., Fred M. Winkler, Daniel J. Clark, Jerome P. Grisko, Jr., Rick L. Burdick, Joseph S. DiMartino, Harve A. Ferrill, Hugh P. Lowenstein, and Richard C. Rochon, Case No. 1:00 CV 1193 (N.D. Oh.) -- alleging the same wrongdoing and that the named defendants violated Sections 10(b) and 20(a) of the Exchange Act and 12(2) and 15(a) of the Securities Act by making materially false statements contained in the SEC documents provided to the plaintiffs in connection with the Agreement and Plan of Merger as well as misrepresentation claims under the common law.

     On July 31, 2000, CBIZ moved to dismiss the federal action. While the motion was pending, the parties recently settled all of the litigation between them on confidential terms that management believes were favorable to the Company.

     On April 11, 2000, CBIZ and a wholly-owned subsidiary initiated a lawsuit in Toronto, Canada against former owners of a business acquired by CBIZ, claiming (1) that the former owner breached representations and warranties in the purchase agreement and (2) that a company owned by one of the shareholders owed CBIZ payment for services rendered. CBIZ E-Solutions, Inc. and Century Business Solutions, Inc. V. Paven R. Bratch, Review Worldwide Ltd., 1069904 Ontario Limited and Royal Bank of Canada Financial Corp. in its capacity and acting on behalf of the Bratch International Trust, Ontario Superior Ct. No. 00-CV-188556. In addition, CBIZ asked the Ontario Court to declare that CBIZ justifiably terminated the employment contract of one of the former shareholders. On August 1, 2000 the former shareholders and the company owned by a former shareholder filed counterclaims against CBIZ in the Ontario action, seeking damages from CBIZ for breach of contract, wrongful termination of employment, and defamation. The parties recently settled all of the litigation between them on confidential terms that management believes were favorable to the Company.

     In addition to the above-disclosed items, CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of CBIZ's stockholders during the fourth quarter of the fiscal year covered by this Annual Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The common stock of CBIZ is quoted on the Nasdaq National Market under the trading symbol "CBIZ". The table below sets forth the range of high and low sales prices for the Common Stock as reported on the Nasdaq National Market for the periods indicated.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
1999
  First Quarter.............................................  $15.25    $9.50
  Second Quarter............................................   14.50     9.75
  Third Quarter.............................................   16.13    10.25
  Fourth Quarter............................................   12.75     8.00
2000
  First Quarter.............................................  $ 9.06    $2.06
  Second Quarter............................................    4.00     1.50
  Third Quarter.............................................    2.38     1.25
  Fourth Quarter............................................    1.56     0.81

     On December 29, 2000, the last reported sale price of CBIZ's Common Stock as reported on the Nasdaq National Market (Nasdaq Amex-Online) was $1.13 per share. As of March 23, 2001, CBIZ had 1,716 holders of its common stock.

DIVIDEND POLICY

     CBIZ has not paid cash dividends on its common stock since April 27, 1995, and does not anticipate paying cash dividends in the foreseeable future. CBIZ's board of directors decides on the payment and level of dividends on common stock. The board of director's decision is based among other things on results of operations and financial condition. In addition, CBIZ's credit facility contains a requirement for lender consent prior to the declaration of any dividends. CBIZ currently intends to retain future earnings to finance the ongoing operations and growth of the business. Any future determination as to dividend policy will be made at the discretion of the board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects, limitations on dividend payments pursuant to credit or other agreements and such other factors as the board of directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical financial data for CBIZ and is derived from the historical consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report of CBIZ. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of CBIZ and the notes thereto, which are included elsewhere in this Annual Report.

                                                                  YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------
                                                     2000        1999       1998       1997       1996
                                                   ---------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue..........................................  $ 567,815   $546,393   $359,468   $179,516   $110,035
Expenses:
  Operating......................................    510,029    454,051    282,674    155,600     99,203
  Corporate general and administrative...........     24,694     19,138      5,155      4,162        302
  Depreciation and amortization..................     44,335     23,470     11,074      4,128      1,529
  Merger-related.................................         --      5,789      4,535        416         --
                                                   ---------   --------   --------   --------   --------
         Total expense...........................    579,058    502,448    303,438    164,306    101,034
Operating income (loss)..........................    (11,243)    43,945     56,030     15,210      9,001
Other income (expense):
Interest expense.................................    (12,113)    (6,602)    (3,241)    (1,216)       (47)
  Goodwill impairment............................    (48,198)        --         --         --         --
  Gain (loss) on sale of operations..............    (31,576)    (7,067)     1,450         --         --
  Other income (expense), net....................     (7,509)    (4,397)     3,361      2,289         --
                                                   ---------   --------   --------   --------   --------
         Total other income (expense)............    (99,396)   (18,066)     1,570      1,073        (47)
Income (loss) from continuing operations before
  income tax expense (benefit)...................   (110,639)    25,879     57,600     16,283      8,954
Income tax expense (benefit).....................     (3,379)    14,449     20,590      4,224        688
                                                   ---------   --------   --------   --------   --------
Income (loss) from continuing operations.........   (107,260)    11,430     37,010     12,059      8,266
Income (loss) from operations of discontinued
  business, net of tax...........................     (1,214)    (3,596)     6,880      7,992      4,350
Loss on disposal of discontinued businesses, net
  of tax.........................................     (5,697)      (391)        --       (572)        --
Cumulative effect of change in accounting
  principle, net of tax..........................    (11,905)        --         --         --         --
                                                   ---------   --------   --------   --------   --------
Net income (loss)................................  $(126,076)  $  7,443   $ 43,890   $ 19,479   $ 12,616
                                                   =========   ========   ========   ========   ========
Diluted shares...................................     94,674     91,702     81,084     61,412     36,540
Diluted earnings (loss) per share:
  From continuing operations.....................  $   (1.13)  $   0.12   $   0.46   $   0.20   $   0.23
  From discontinued operations...................  $   (0.07)  $  (0.04)  $   0.08   $   0.12   $   0.12
  From cumulative effect of accounting change....  $   (0.13)  $     --   $     --   $     --   $     --
OTHER DATA:
Goodwill, net of accumulated amortization........  $ 281,268   $379,922   $293,553   $ 89,236   $  5,916
Total assets.....................................  $ 649,494   $809,085   $579,764   $254,105   $145,784
Total liabilities................................  $ 262,556   $295,953   $175,403   $ 92,689   $ 39,835
Total stockholders' equity.......................  $ 386,938   $513,132   $404,361   $161,416   $105,949
PRO FORMA AMOUNTS ASSUMING 2000 CHANGE IN
  ACCOUNTING PRINCIPLE WAS APPLIED RETROACTIVELY:
Net income (loss)................................  $(126,076)  $  2,571   $ 42,224   $ 18,093   $ 11,659
Basic earnings (loss) per share..................  $   (1.33)  $   0.03   $   0.62   $   0.37   $   0.38
Diluted earnings (loss) per share................  $   (1.33)  $   0.03   $   0.52   $   0.29   $   0.32

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of CBIZ's financial position and results of operations for each of the years ended December 31, 2000, 1999 and 1998. This discussion should be read in conjunction with CBIZ's consolidated financial statements and notes thereto included herein. During 2000, CBIZ significantly slowed its strategic acquisition program, purchasing the businesses of two complementary companies. These acquisitions were accounted for under the purchase method of accounting, and accordingly, the operating results of the acquired companies have been included in CBIZ's consolidated financial statements since their date of acquisition.

RESULTS OF OPERATIONS -- CONTINUING OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

  Revenues

     Total revenue for the year ended December 31, 2000 was $567.8 million under the new revenue recognition policy adopted under Staff Accounting Bulletin No. 101 (SAB 101) as compared to $546.4 million under CBIZ's historical accounting policy (pre-SAB 101), representing an increase of $21.4 million, or 3.9%. Had CBIZ reported 2000 revenue in accordance with its pre-SAB 101 policy, revenue would have been approximately $585.9 million, representing an increase over the prior year of $39.5 million, or 7.2%. The increase in revenue was primarily attributable to (i) CBIZ's acquisitions completed in 2000 and 1999 that were accounted for under the purchase method of accounting, and (ii) internal growth. Acquisitions completed in 2000 and 1999 under the purchase accounting method, which are included from the date of acquisition, accounted for $33.9 million of such increase, on a pre-SAB 101 basis. Internal growth is based on the increase in revenues of companies that have a full period of operations for the year ended December 31, 1999, including companies that are accounted for as pooling-of-interests, as compared to the comparable period for 1999.

  Expenses

     Total expenses (including other expense) increased to $678.5 million (post-SAB 101) for the year ended December 31, 2000, from $520.5 million (pre-SAB 101) for the comparable period in 1999, representing an increase of $158.0 million, or 30.3%. Had CBIZ reported 2000 total expenses in accordance with its pre-SAB 101 policy, operating expenses would have been approximately $689.9 million, representing an increase over the prior year of $169.4 million, or 32.5%. Such increase, on a pre-SAB 101 basis, was primarily attributable to
(i) an increase in operating expenses, (ii) the impact of CBIZ's acquisitions made in 2000 and 1999, (iii) goodwill impairment and other asset write-downs,
(iv) losses on businesses sold or to be divested of, and (v) $10.5 million of additional amortization expense for the change in the goodwill amortization period from 40 to 15 years beginning October 1, 1999.

     Operating expenses increased to $510.0 million (post-SAB 101) for the year ended December 31, 2000, from $454.1 million (pre-SAB 101) for the comparable period in 1999, representing an increase of $55.9 million, or 12.3%. Had CBIZ reported 2000 operating expenses in accordance with its pre-SAB 101 policy, operating expenses would have been approximately $521.4 million, representing an increase of $67.3 million, or 14.8%. Such increase, on a pre-SAB 101 basis, was primarily attributable to acquisitions completed in 2000 and 1999, and an increase in bad debt expense over prior year levels of $16.9 million. Included in operating expenses in 2000 was $1.0 million of consolidation and integration charges (net of $5.9 million reversal of lease accrual), compared to $13.9 million of consolidation and integration charges in 1999. As a percentage of total revenues, operating expenses increased to 89.8% for the year ended December 31, 2000, from 83.1% for the comparable period in 1999.

     Corporate general and administrative expenses increased to $24.7 million for the year ended December 31, 2000, from $19.1 million for the comparable period in 1999, representing an increase of $5.6 million, or 29.0%. Such increase was attributable to growth of the corporate office needed to support CBIZ's infrastructure (including the Shared Services Center), corporate initiatives, and legal expenses. Included in corporate general and administrative expenses in 2000 was $1.6 million of consolidation and integration charges (net of $2.4 million reversal of severance accrual), compared to $6.4 million of consolidation and integration charges in

1999. Corporate general and administrative expenses represented 4.3% of total revenues for the year ended December 31, 2000, compared to 3.5% for the comparable period in 1999.

     Depreciation and amortization expense increased to $44.3 million for the year ended December 31, 2000, from $23.5 million for the comparable period in 1999, representing an increase of $20.8 million, or 88.9%. The increase in depreciation and amortization expense in 2000 is a result of a) goodwill associated with acquisitions completed in 1999 and 2000, b) the change in the goodwill amortization period from 40 years to 15 years beginning October 1, 1999, and c) increased depreciation expense related to the Oracle application placed in service on January 1, 2000, and other capital expenditures. The change in the goodwill amortization period resulted in an additional $10.5 million of goodwill amortization expense for 2000 as compared to 1999. As a percentage of total revenues, depreciation and amortization expense increased to 7.8% for the year ended December 31, 2000 from 4.3% for the comparable period in 1999.

     CBIZ incurred merger-related expenses of $5.8 million for the year ended December 31, 1999. Merger-related expenses are comprised primarily of professional fees incurred in transactions accounted for as pooling-of-interests and the salaries of employees dedicated to merger activities. There were no merger-related expenses in 2000 as a result of the significant reduction in CBIZ's acquisition program, and there were no transactions accounted for as pooling-of-interests in such period.

     Interest expense was $12.1 million for the year ended December 31, 2000, as compared to $6.6 million for the same period in 1999. During 2000, CBIZ began the year with a credit facility balance of $144.0 million and ended the year with a balance of $117.5 million, a decrease of $26.5 million. Notwithstanding, the average debt carried during 2000 was $144.6 million versus $95.2 million in 1999. In addition, the average effective interest rate was 8.7% in 2000 versus 6.1% in 1999. Both factors contributed to interest expense increasing $5.5 million, year over year.

     A goodwill impairment charge of $48.2 million was recorded for the year ended December 31, 2000. The necessity for this charge was based upon management's continual evaluation of the recoverability of goodwill and other long-lived assets. During the fourth quarter, management concluded that goodwill associated with eleven business units was no longer recoverable through future operations based upon a recent deterioration in current and projected operating performance at such units and an impairment charge of approximately $48.2 million was required in the fourth quarter to write-down such goodwill to estimated fair value.

     CBIZ recorded a loss on sale of operations of $31.6 million for the year ended December 31, 2000, as compared to $7.1 million for the year ended December 31, 1999. Such charges in 2000 are the result of a) the divestiture of three business units previously announced in December 1999, b) the sale of CBIZ's franchise operations announced on November 2, 2000 at a loss of $3.8 million, and c) the loss related to the planned divestiture of two additional business units to be completed in 2001 of $27.2 million.

     Other expense, net was $7.5 million for the year ended December 31, 2000, as compared to $4.4 million for the comparable period in 1999, representing a change of approximately $3.1 million, or 70.8%. In 2000, other expense was comprised primarily of a) $1.6 million impairment of a note received in connection with the sale of certain environmental properties in 1997; b) $3.8 million related to the settlement and reserve of certain legal proceedings; c) $0.4 million related to the closing of operations in Toronto, Canada; and d) $2.7 million related to software and other asset impairment, offset by interest income. In 1999, other expense was comprised of an $8.9 million charge due to the impairment of notes received in connection with a transaction accounted for as a discontinued operation in 1997, offset by interest income and other income of $4.5 million.

     CBIZ recorded an income tax benefit from continuing operations of $3.4 million for the year ended December 31, 2000, compared with income tax expense of $14.4 million ($16.2 million on a pro forma basis) for the comparable period in 1999. The effective income tax rate from continuing operations decreased to 3.1% from 55.8% (62.6% on a proforma basis) for the comparable period in 1999. Such decrease in the effective income tax rate was primarily attributable to the pretax loss from continuing operations, the goodwill impairment charge (which was primarily non-deductible), and the write-down of several non-core business units to net realizable value.

     As previously noted, CBIZ implemented a change in certain accounting policies as a result of adopting SAB 101. The cumulative effect of this change as of the beginning of 2000 was $11.9 million, net of tax benefit. See notes 1 and 14 to CBIZ's consolidated financial statements included herewith.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

  Revenues

     Total revenues increased to $546.4 million for the year ended December 31, 1999, from $359.5 million for the comparable period in 1998, representing an increase of $186.9 million, or 52.0%. The $186.9 million increase was primarily attributable to (i) CBIZ's acquisitions completed in 1999 and 1998 that were accounted for under the purchase method of accounting, and (ii) internal growth. Acquisitions completed in 1999 under the purchase accounting method, which are included from the date of acquisition, accounted for $33.7 million of such increase. Internal growth is based on the increase in revenues of companies that have a full period of operations for the year ended December 31, 1999, including companies that are accounted for as pooling-of-interests, as compared to the comparable period for 1998.

  Expenses

     Total expenses, including other income (expenses), increased to $520.5 million for the year ended December 31, 1999, from $301.9 million for the comparable period in 1998, representing an increase of $218.6 million, or 72.4%. Such increase was primarily attributable to (i) the increase in operating expenses, (ii) the impact of CBIZ's acquisitions made in 1999 and 1998, (iii) $27.4 million of consolidation and integration charges resulting from CBIZ's recently announced consolidation initiatives in December 1999, (iv) $8.9 million reserve taken for impairment of a note receivable, and (v) $4.2 million of additional amortization expense for the change in the goodwill amortization period to 15 years beginning October 1, 1999. As a percentage of total revenues, total expenses increased to 95.3% for the year ended December 31, 1999, from 84.0% for the comparable period of 1998. Excluding the consolidation and integration charges, the reserve for the note receivable, and the effect of the change in goodwill amortization period, the percentage of total expenses to total revenue for the year ended December 31, 1999 was 87.8%.

     CBIZ announced on December 28, 1999 that its Board of Directors had approved a plan to consolidate several of its operations in multi-office markets and integrate certain back-office functions into a shared-services center. The plan includes the consolidation of at least 60 office locations, the elimination of more than 200 positions (including Corporate), and the divestiture of four small, non-core businesses. Pursuant to the plan, CBIZ recorded a consolidation and integration charge of $27.4 million, of which $13.9 million is included in operating expense, $7.1 million is included in loss on sale of operations, and $6.4 million is included in corporate general and administrative expense in the consolidated statements of operations. (See Note 16 to the CBIZ's Consolidated Financial Statements.)

     Operating expenses increased to $454.1 million for the year ended December 31, 1999, from $282.7 million for the comparable period in 1998, representing an increase of $171.4 million, or 60.6%. Such increase was primarily attributable to acquisitions completed in 1999 and 1998, and includes $13.9 million of consolidation and integration charges, as discussed above. As a percentage of total revenues, operating expenses increased to 83.1% for the year ended December 31, 1999, from 78.6% for the comparable period in 1998. Excluding the consolidation and integration charges, the percentage of operating expenses to total revenue for the year ended December 31, 1999 was 80.6%.

     Corporate general and administrative expenses increased to $19.1 million for the year ended December 31, 1999, from $5.2 million for the comparable period in 1998, representing an increase of $13.9 million, or 271.3%. Such increase was attributable to growth of the corporate office needed to support CBIZ's infrastructure, corporate initiatives, and integration and consolidation costs, including $6.4 million of consolidation and integration charges as discussed above. Corporate general and administrative expenses represented 3.5% of total revenues for the year ended December 31, 1999, compared to 1.4% for the comparable period in 1998. Excluding the consolidation and integration charges in the fourth quarter, the percentage of corporate general and administrative expenses represented 2.3% of total revenue for the year ended December 31, 1999.

     Merger-related expenses increased to $5.8 million for the year ended December 31, 1999, from $4.5 million for the comparable period in 1998, representing an increase of $1.3 million, or 27.7%. Such increase was attributable primarily to transaction costs related to acquisitions completed in 1999, and the build out of the mergers and acquisitions department throughout 1998, resulting in the full utilization of the department in 1999. Included in merger-related expenses are fees on two significant pooling transactions completed in the third quarter of 1999. The shareholders of one of the pooled transactions paid a $1.0 million investment-banking fee, which was reflected on CBIZ's statement of operations in the third quarter and for the year ended December 31, 1999. Merger-related expenses are comprised primarily of professional fees incurred in transactions accounted for as pooling-of-interests and the salaries of employees dedicated to merger activities. Merger-related expenses increased through the first three quarters of 1999, but decreased during the fourth quarter of 1999 due to CBIZ's decision to slow the acquisition program and scale down the mergers and acquisitions department.

     Depreciation and amortization expense increased to $23.5 million for the year ended December 31, 1999, from $11.1 million for the comparable period in 1998, representing an increase of $12.4 million, or 111.9%. The increase is a result of the increase of goodwill amortization and depreciation expense resulting from the 30 acquisitions completed by CBIZ in 1999, and the 48 acquisitions completed in 1998, which were accounted for under the purchase method of accounting, as well as the change in the goodwill amortization period to 15 years beginning October 1, 1999. The change in the goodwill amortization resulted in approximately $4.2 million in additional goodwill amortization expense in the fourth quarter and for the year ended December 31. 1999. As a percentage of total revenues, depreciation and amortization expense increased to 4.3% for the year ended December 31, 1999 from 3.1% for the comparable period in 1998. Excluding the effect of the change in the goodwill amortization period, depreciation and amortization expense increased to 3.5% of total revenues for the year ended December 31, 1999.

     Interest expense was $6.6 million for the year ended December 31, 1999, as compared to interest expense of $3.2 million for the comparable period in 1998. Such fluctuation was due primarily to higher debt carried in 1999 from CBIZ's revolving credit facility as well as debt acquired in connection with 1999 acquisitions.

     Other expense, net was $4.4 million for the year ended December 31, 1999, as compared to other income, net of $3.4 million for the comparable period in 1998, representing a change of approximately $7.8 million, or 230.8%. In 1999, other expense was comprised of an $8.9 million charge incurred due to the impairment of notes received in connection with a transaction accounted for as a discontinued operation in 1997 offset by interest income and other income of $4.5 million. In 1998, other income, net was attributable to interest income of $3.4 million.

     CBIZ recorded income taxes from continuing operations of $14.4 million ($16.2 million on a pro forma basis) for the year ended December 31, 1999 and $20.6 million ($22.4 million on a pro forma basis) for the comparable period in 1998. The effective income tax rate from continuing operations increased to 55.8% (62.6% on a pro forma basis) from 35.7% (38.9% on a pro forma basis) for the comparable period in 1998. Such increase in the effective tax rate was primarily attributable to the increase in goodwill amortization expense (which is primarily non-deductible), the write-down of four non-core business units to net realizable value, and the non-deductible investment banking fee paid in the third quarter.

RESULTS OF OPERATIONS -- DISCONTINUED OPERATIONS

     In April 1999, Century adopted a formal plan to divest its risk-bearing specialty insurance segment, which was no longer part of CBIZ's strategic long-term growth objectives. The risk-bearing specialty insurance segment, which included Century Surety Company, Evergreen National Indemnity Company, and Continental Heritage Insurance Company, was reported as a discontinued operation and its net assets and results of operations were reported separately in the consolidated financial statements.

     In June 2000, CBIZ announced that it had entered into a binding agreement with Avalon National Corporation for the sale of its risk-bearing specialty insurance segment, as well as American Inspection and Audit Services, Inc. and CSC Insurance Agency, Inc., collectively referred to as the Divested Entities for $31 million, subject to regulatory approval. In July 2000, ANC assigned its rights under the purchase agreement to Pro

Finance Holdings Corporation, which is a consortium of financial entities, and certain former members of CBIZ's management.

     In October 2000, CBIZ renegotiated the aforementioned sale agreement with Pro Finance Holding Corporation. In consideration for a $2.0 million reduction in sale proceeds, CBIZ was able to restructure the agreement for tax purposes that provided CBIZ a significant tax benefit. Furthermore, the sale proceeds were reduced by an additional $1.0 million due to severance and bonus payments due at the Divested Entities. Accordingly, in October 2000, CBIZ completed the sale of the Divested Entities for $28 million.

COMBINED AND OPERATING RATIOS

     The following information represents the required disclosures for the Divested Entities at December 31, 1999 and 1998, and for the years then ended. Assets and liabilities are included in net assets of discontinued operations in the accompanying consolidated balance sheets, and operating results are included in income (loss) from operations of discontinued business in the accompanying consolidated statements of operations.

     The combined ratio is the sum of the loss ratio and expense ratio and is the traditional measure of underwriting performance for insurance companies. The operating ratio is the combined ratio less the net investment income ratio (net investment income to net earned premium) excluding realized and unrealized capital gains and is used to measure overall company performance.

     The following table reflects the loss, loss expense (LAE), expense, combined, net investment and operating ratios of Century on a generally accepted accounting principles (GAAP) basis for each of the years ended December 31, 1999 and 1998.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Loss ratio..................................................   48.1%    36.2%
LAE ratio...................................................   17.4     16.6
Expense ratio...............................................   51.3     45.4
                                                              -----    -----
Combined ratio..............................................  116.8     98.2
Net investment ratio........................................  (11.6)   (12.0)
Operating ratio.............................................  105.2     86.2

EXPENSES

     The expense ratio reflected in the foregoing table is the relationship of operating costs to net written premiums on a GAAP basis. The statutory ratio differs from the GAAP ratio as a result of different treatment of acquisition costs. Expense ratios were unfavorably impacted by reinsurance contingencies in 1999, and were favorably impacted by reinsurance contingencies in 1998.

LIABILITY FOR LOSSES AND LOSS EXPENSES PAYABLE

     As of December 31, 1999, the liability for losses and LAE constituted 31% of CBIZ's consolidated liabilities. CBIZ had established reserves that reflected its estimates of the total losses and LAE it will ultimately be required to pay under insurance and reinsurance policies. Such reserves included losses that were reported but not settled and losses that were incurred but not reported
(IBNR). Loss reserves were established on an undiscounted basis after reductions for deductibles and estimates of salvage and subrogation.

     For reported losses, CBIZ established reserves on a "case" basis within the parameters of coverage provided in the related policy. For IBNR losses, CBIZ estimated reserves using established actuarial methods. Case and IBNR loss reserve estimates reflected such variables as past loss experience, social trends in damage awards, changes in judicial interpretation of legal liability and policy coverages, and inflation. CBIZ took into account not only monetary increases in the cost of what is insured, but also changes in societal factors that influenced jury verdicts and case law and, in turn, claim costs. CBIZ's loss reserves were certified in accordance with the requirements of the National Association of Insurance Commissioners.

     The consolidated financial statements of CBIZ included the estimated liability for unpaid losses and LAE of CBIZ's insurance operations. Reserves for unpaid losses covered by insurance policies and bonds consisted of reported losses and IBNR losses. These reserves were determined by claims personnel and the use of actuarial and statistical procedures and they represented undiscounted estimates of the ultimate cost of all unpaid losses and LAE through year-end. Although management used many resources to calculate reserves, a degree of uncertainty was inherent in all such estimates. Therefore, no precise method for determining ultimate losses and LAE exists. These estimates were subject to the effect of future claims settlement trends and were continually reviewed and adjusted (if necessary) as experience develops and new information becomes known. Any such adjustments were reflected in current operations.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

     Cash and cash equivalents decreased $8.7 million to $16.0 million at December 31, 2000, from $24.7 million at December 31, 1999. Most of the reduction resulted from an initiative in 2000 to consolidate multiple bank accounts to three primary depository banks.

     Net cash provided by operating activities was $17.5 million in 2000 versus a use of cash of $25.9 million in 1999, an increase of $43.4 million. Adjusting net income for non-cash operating expenses, but before considering changes in assets and liabilities, net cash generated from continuing operations was $62.9 million in 2000 versus $72.3 million in 1999. Changes in assets and liabilities resulted in a net use of cash of $45.5 million in 2000 versus $98.2 million in 1999; most of the reduction in use is related to the net change in accounts receivable $36.7 million.

     Cash provided by investing activities in 2000 consisted primarily of proceeds received from divestitures, offset by cash used for capital expenditures and the funding of acquisitions and contingent consideration for previous acquisitions. Cash used in investing activities in 2000 and 1999 consisted primarily of payments for business acquisitions (and contingent consideration) and purchases of fixed assets. Significant purchases of fixed assets in 1999 and 2000 were primarily attributable to the purchase of software from Oracle and related capital costs incurred to implement the enterprise-wide solution to integrate back office operations.

     Cash used in financing activities in 2000 consisted primarily of payments made on the revolving credit facility (net of proceeds) and notes payable and capitalized leases. Cash provided by financing activities in 1999 consisted primarily of proceeds of $43.8 million from stock issuances and exercise of stock options and warrants, proceeds from the revolving credit facility (net of repayments) of $100.0 million, and payments on notes payable and capital leases (net of proceeds) of $43.0 million.

SOURCES OF CASH

     CBIZ's principal source of revenue is derived from the collection of fees from professional services rendered to its clients and commissions earned in the areas of accounting, tax, valuation and advisory services, benefits administration and insurance services, human resources and payroll services, performance consulting services and technology solutions.

     CBIZ's bank line of credit is a $172 million revolving credit facility with several financial institutions, of which $117.5 million was outstanding at December 31, 2000. During 2000, CBIZ utilized cash from operations to pay down its facility by $26.5 million. See Notes 6 and 18 to CBIZ's consolidated financial statements included herewith.

USES OF CASH AND LIQUIDITY OUTLOOK

     CBIZ's capital expenditures from continuing operations totaled $20.1 million, $33.7 million and $13.2 million for the years ended December 31, 2000, 1999 and 1998, respectively, which included expenditures for fixed assets for normal replacement, compliance with regulations and market development. During the year ended December 31, 2000, CBIZ primarily funded capital expenditures from operating cash flow and financing activities. CBIZ anticipates that during 2001, it will continue to fund expenditures from operating cash flow supplemented by borrowings under its revolving credit facility, as necessary. Management believes that CBIZ currently has sufficient cash and lines of credit to fund current operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     Quantitative Information About Market Risk. CBIZ's exposure to market risk, including interest rate risk, is not significant. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from levels at December 31, 2000, in each case the impact on CBIZ's financial condition and results of operations would not be significant. CBIZ does not engage in trading market risk sensitive instruments. CBIZ does not purchase as investments, hedges or for purposes "other than trading" instruments that are likely to expose CBIZ to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. CBIZ has not issued debt instruments, entered into forward or futures contracts, purchased options or entered into swaps.

     Qualitative Information About Market Risk. CBIZ's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the reference rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its credit facility.

     CBIZ's strategy to manage this exposure is to keep its borrowings to a minimum.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Election of Directors" in CBIZ's definitive proxy statement relating to the 2001 Annual Stockholders Meeting is incorporated herein by reference.

     The following table sets forth certain information regarding the directors, executive officers and certain key employees of CBIZ. Each executive officer of CBIZ named in the following table has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of CBIZ and any other person pursuant to which he or she was selected as an officer.

                   NAME                     AGE                   POSITION(S)
                   ----                     ---                   -----------
EXECUTIVE OFFICERS AND DIRECTORS:
Michael G. DeGroote(1)....................  67     Chairman of the Board
Steven L. Gerard(1).......................  55     Chief Executive Officer
Jerome P. Grisko, Jr.(1)..................  39     President
Ware H. Grove(1)..........................  50     Senior Vice President and Chief Financial
                                                   Officer
Douglas R. Gowland........................  59     Senior Vice President, Operations &
                                                   Technology
Robert A. O'Byrne.........................  44     Senior Vice President, Benefits
                                                   Administration & Insurance Services Group
Rick L. Burdick(2)........................  49     Director
Joseph S. DiMartino.......................  57     Director
Harve A. Ferrill(2)(3)....................  68     Director
Hugh P. Lowenstein(3)(4)..................  69     Director
Richard C. Rochon(2)(3)...................  43     Director

OTHER KEY EMPLOYEES:
Leonard Miller............................  61     Business Solutions Practice Head
Teresa E. Bruce...........................  36     Vice President
Chris Spurio..............................  35     Vice President
Kelly J. Kuna.............................  31     Controller
Michael W. Gleespen.......................  42     Corporate Secretary

- ---------------

(1) Member of Management Executive Committee.

(2) Member of Audit Committee.

(3) Member of Compensation Committee.

(4) Mr. Lowenstein is retiring at the expiration of his current term as a director, on at the 2001 annual meeting of stockholders.

EXECUTIVE OFFICERS AND DIRECTORS:

     Michael G. DeGroote has served as Chairman of the Board of CBIZ since April 1995. Mr. DeGroote also served as Chief Executive Officer and President of CBIZ from April 1995 to October 1996 and from November 1997 to April 1999. Since April 1999 to October 2000, Mr. DeGroote has served as Chief Executive Officer. Mr. DeGroote served as Chairman of the Board, President and Chief Executive Officer of Republic Industries, Inc., now known as AutoNation, Inc., from May 1991 to August 1995. Mr. DeGroote founded Laidlaw Inc., a Canadian waste services and transportation company in 1959. In 1988, Mr. DeGroote sold his controlling interest in Laidlaw to Canadian Pacific Limited. Mr. DeGroote served as President and Chief Executive Officer of Laidlaw from 1959 until 1990. Mr. DeGroote currently serves on the Board of Directors of AutoNation, Inc.

     Steven L. Gerard was appointed Chief Executive Officer and Director on October 12, 2000. Mr. Gerard was Chairman and CEO of Great Point Capital, Inc., a provider of operational and advisory services from 1997 to October 2000. From 1991 to 1997, he was Chairman and CEO of Triangle Wire & Cable, Inc. and its successor Ocean View Capital, Inc. Mr. Gerard's prior experience includes 16 years with Citibank, N.A. in various senior corporate finance and banking positions, including ultimately Senior Managing Director, responsible for the risk management of Citibank's commercial and investment banking activities in the United States, Europe, Australia and Japan . Further, Mr. Gerard served seven years with the American Stock Exchange, where he last served as Vice President of the Securities Division. Mr. Gerard also serves on the Boards of Directors of Fairchild Company, Inc., Lennar Corporation and Aviation Sales Company.

     Jerome P. Grisko, Jr. has served as President of CBIZ since February 1, 2000, Mr. Grisko joined CBIZ as Vice President, Mergers & Acquisitions in September 1998 and was promoted to Senior Vice President, Mergers & Acquisitions and Legal Affairs in December of 1998. Prior to joining CBIZ, Mr. Grisko was associated with the law firm of Baker & Hostetler LLP, where he practiced from September 1987 until September 1998, serving as a partner of such firm from January 1995 to September 1998. While at Baker & Hostetler, Mr. Grisko concentrated his practice in the area of mergers, acquisitions and divestitures. Mr. Grisko is a member of the American, Ohio and Cleveland Bar Associations.

     Ware H. Grove has served as Senior Vice President and Chief Financial Officer of CBIZ since December, 2000. Before joining CBIZ, Mr. Grove served as Senior Vice President and Chief Financial Officer of Bridgestreet Accommodations, Inc., which he joined in early 2000 to restructure financing, develop strategic operating alternatives, and assist with merger negotiations. Prior to joining Bridgestreet, Mr. Grove served for three years as Vice President and Chief Financial Officer of Lesco, Inc. In 1994, Mr. Grove joined Revco D.S., Inc., as Vice President and Treasurer. During his tenure at Revco, a publicly held company acquired by CVS Corporation in 1997, Mr. Grove helped integrate an acquisition that doubled Revco's size and restructured the company's credit facility. Since beginning his career in corporate finance in 1972, Mr. Grove has held various financial positions with large companies representing a variety of industries, including Computerland/Vanstar, a privately held, $2.5 billion worldwide computer sales and distribution company Manville Corporation, The Upjohn Company; and First of America Bank.

     Douglas R. Gowland has served as a Senior Vice President since November 1997. Mr. Gowland served as a Director of CBIZ from April 1995 through November 1997. From April 1995 until October 1996, Mr. Gowland served as CBIZ's Executive Vice President and Chief Operating Officer. From January 1992 to April 1995, Mr. Gowland served as Vice President -- Hazardous Waste Operations of Republic Industries, Inc., the predecessor of AutoNation, Inc. From March 1991 to January 1992, Mr. Gowland served as Vice President of DRG Environmental Management, Inc. Prior thereto, he served as President of Great Lakes Environmental Systems, Ltd.

     Robert A. O'Byrne has serves as a Senior Vice President of CBIZ since December 1998 and is in charge of the Benefits Administration & Insurance Services Group. Mr. O'Byrne served as Chairman of the Board and Chief Executive Officer of Robert D. O'Byrne and Associates, Inc., an employee benefits brokerage/consulting firm prior to its acquisition by CBIZ in December 1997. Mr. O'Byrne remains President of CBIZ Benefits and Insurance Services, Inc.

     Rick L. Burdick has served as a Director of CBIZ since November 1997, when he was elected as an outside director. Mr. Burdick has been a partner at the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. since April 1988. Mr. Burdick serves on the Board of Directors of AutoNation, Inc.

     Joseph S. DiMartino has served as a Director of CBIZ since November 1997, when he was elected as an outside director. Mr. DiMartino has been Chairman of the Board of the Dreyfus Family of Funds since January 1995. Mr. DiMartino served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994 and also served as a director of Mellon Bank Corporation.

Mr. DiMartino also serves on the Board of Directors of Quikcat.com, Health Plan Services Corporation, Carlyle Industries, Inc.; and the Muscular Dystrophy Association.

     Harve A. Ferrill has served as a Director of CBIZ since October 1996, when he was elected as an outside director. Mr. Ferrill has served as Chief Executive Officer of Advance Ross Corporation, a company that provides tax refunding services ("ARC"), since 1991. Mr. Ferrill served as President of Advance Ross Corporation from 1990 to 1993 and as Chairman of the Board from 1992 to 1996. Since 1996, Advance Ross Corporation has been a wholly-owned subsidiary of Cendant Corporation since 1996. Mr. Ferrill has served as President of Ferrill-Plauche Co., Inc., a private investment company, since 1982. Mr. Ferrill also serves on the Board of Directors of Gaylord Container Corporation.

     Richard C. Rochon has served as a Director of CBIZ since October 1996, when he was elected as an outside director. Mr. Rochon has served since 1988 as President of Huizenga Holdings, Inc., a management and holding company for diversified investments in operating companies, joint ventures and real estate, on behalf of its owner, Mr. H. Wayne Huizenga. Mr. Rochon also has served as a director since September 1996 and as Vice Chairman since April 1997 of Boca Resorts, Inc., the owner and operator of luxury resort properties.. From 1985 until 1988, Mr. Rochon served as Treasurer of Huizenga Holdings, Inc. and from 1979 until 1985, he was employed as a certified public accountant by the international public accounting firm of Coopers & Lybrand, L.L.P.

OTHER KEY EMPLOYEES:

     Leonard Miller has served as CBIZ Business Solutions Practice Head since November 2000. Mr. Miller was the President and Director of Financial Operations for Miller Wagner & Company, Ltd. in Phoenix, Arizona for 22 years before the firm joined the Century Business Services family and became Miller Wagner Business Services, Inc. and Miller Wagner & Company, PLLC. Mr. Miller was the Regional Managing Partner for Lester Witte and Company, which was responsible for 11 offices in Chicago, Illinois for 15 years prior to co-founding Miller Wagner & Company, Ltd. With over 38 years of experience, Mr. Miller is a recognized expert in the fields of finance, real estate, general business consulting and various litigation support matters. Professional affiliations include the American Institute of Certified Public Accountants, the Arizona Society of Certified Public Accountants and the Illinois Society of Certified Public Accountants (ISCPA).

     Teresa E. Bruce has served as Vice President of Human Resources since January 1999. From 1998 to 1999 Ms. Bruce served as Director of Human Resources for Robert D. O'Byrne & Associates, Inc. and The Grant Nelson Group, Inc., subsidiaries of CBIZ now known as CBIZ Benefits and Insurance Services, Inc. Ms. Bruce has over 13 years of experience in human resources and is an active member of the Greater Kansas City Chapter of The Human Resources Management Association and Society of Human Resources Management.

     Chris Spurio has served as Vice President of Finance since July 1999. Previously, Mr. Spurio was Controller since January 1998. Mr. Spurio also served as Acting Chief Financial Officer from May 2000 to November 2000. Mr. Spurio was associated with KPMG LLP, an international accounting firm, from July 1988 to January 1998, serving as a Senior Manager of such firm from July 1995 to January 1998. Mr. Spurio is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

     Kelly J. Kuna has served as Corporate Controller since July 1999. Mrs. Kuna served as Manager of External Reporting from December 1998 to June 1999. Prior to joining CBIZ, Mrs. Kuna was associated with KPMG LLP, an international accounting firm, from 1992 to December 1998, serving as a Senior Manager of such firm from July 1998 to December 1998. Mrs. Kuna is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

     Michael W. Gleespen has served as Corporate Secretary since March 2001. Mr. Gleespen is an attorney and has served as CBIZ's Vice President of Regulatory Compliance and Accountancy Compliance Officer and Technical Director since February 1998. Prior to joining CBIZ, Mr. Gleespen was an Assistant Ohio Attorney General in the Business & Government Regulation Section and the Court of Claims Defense Section from 1988 until 1998, during which time he was counsel to the Ohio Accountancy Board, the Ohio State Teachers Retirement System and represented many other state departments and agencies. Mr. Gleespen also held the post of Associate Attorney General for Pension, Disability and Annuity Plans and was the Co-Chairman of the Public

Pension Plan Working Group. Mr. Gleespen is a member of the Board of Directors of the Cancer Hope Foundation and is a member of the American Society of Corporate Secretaries.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference to CBIZ's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference to CBIZ's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a summary of certain agreements and transactions between or among CBIZ and certain related parties. It is CBIZ's policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties. Based on CBIZ's experience and the terms of its transactions with unaffiliated parties, it is the Board of Directors' belief that the transactions described below met these standards at the time of the transactions.

     A number of the businesses acquired since October 1996 are located in properties owned indirectly by and leased from persons employed by CBIZ. In the aggregate, in 2000, CBIZ paid approximately $1.5 million under such leases, which were at competitive market rates.

     A director of CBIZ is a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Akin, Gump performed legal work for CBIZ during 2000 for which the firm received approximately $116,000 from CBIZ.

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

          3. Exhibits.

             The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------
    3.1       Amended and Restated Certificate of Incorporation of Century
              (filed as Exhibit 3.1 to Century's Registration Statement on
              Form 10, file no. 0-25890, and incorporated herein by
              reference).
    3.2       Certificate of Amendment of the Certificate of Incorporation
              of Century dated October 18, 1996 (filed as Exhibit 3.2 to
              Century's Annual Report on Form 10-K for the year ended
              December 31, 1996, and incorporated herein by reference).
    3.3       Certificate of Amendment of the Certificate of Incorporation
              of Century effective December 23, 1997 (filed as Exhibit 3.3 to Century's Annual Report on Form 10-K for the year ended
              December 31, 1997, and incorporated herein by reference).
    3.4       Certificate of Amendment of the Certificate of Incorporation
              of Century dated September 10, 1998 (filed as Exhibit 3.4 to
              Century's Annual Report on Form 10-K for the year ended
              December 31, 1998, and incorporated herein by reference).
    3.5       Amended and Restated Bylaws of Century (filed as Exhibit 3.2 to Century's Registration Statement on Form 10, file no.
              0-25890, and incorporated herein by reference).
    4.1       Form of Stock Certificate of Common Stock of Century (filed as Exhibit 4.1 to Century's Annual Report Form 10-K for the
              year ended December 31, 1998, and incorporated herein by
              reference).
   10.1       Amended and Restated Credit Agreement dated as of October 3,
              1997, and as Amended and Restated as of August 10, 1998 and
              August 24, 1999 by and among Century and Bank of America,
              N.A. as Agent and Letter of Credit Issuing Bank and Swing
              Line Bank and Other Financial Institutions (filed as Exhibit
              99.9 to Century's Report on Form 10-Q for the period ended
              September 30, 1999, and incorporated herein by reference).
   10.2       First Amendment to Amended and Restated Credit Agreement
              dated March 24, 2000, by and among Century and the Lenders party to the Credit Agreement (filed as Exhibit 10.2 to
              Century's Annual Report on Form 10-K for the year ended
              December 31, 1999, and incorporated herein by reference.)
   10.4       Third Amendment to Amended and Restated Credit Agreement
              dated September 22, 2000, by and among Century and the
              Lenders party to the Credit Agreement (filed as Exhibit 99.6 to Century's Quarterly Report on Form 10-Q for the period
              ended September 30, 2000, and incorporated herein by
              reference).
   10.5*      Fourth Amendment to Amended and Restated Credit Agreement,
              dated March 30, 2001, by and among Century and the Lenders party to the Credit Agreement.
   10.6       Form of Warrant to purchase 900,000 shares of Century's
              common stock issued to Jackson National Life Insurance
              Company (filed as Exhibit 10.2 to Century's Annual Report
              Form 10-K for the year ended December 31, 1998, and
              incorporated herein by reference).
   10.7       1996 Employee Stock Option Plan (filed as Appendix I to
              Century's Proxy Statement 1997 Annual Meeting of
              Stockholders dated April 1, 1997 and incorporated herein by reference).
   10.8       Amendment to the 1996 Employee Stock Option Plan (filed as
              Exhibit 99.2 to Century's Current Report on Form 8-K dated
              December 14, 1998, and filed January 12, 1999 and
              incorporated herein by reference).
   10.9*      Amendment to the 1996 Employee Stock Option Plan, as filed on Secretary's Certificate.
   10.10      Agents 1997 Stock Option Plan (filed as Appendix II to
              Century's Proxy Statement 1997 Annual Meeting of
              Stockholders dated April 1, 1997 and incorporated herein by reference).
   10.11*     Severance Protection Agreement by and between Century
              Business Services, Inc. and Jerome P. Grikso, Jr.
   10.12*     Severance Protection Agreement by and between Century
              Business Services, Inc. and Charles D. Hamm, Jr.
   10.13*     Employment Agreement by and between Century Business
              Services, Inc. and Steven L. Gerard.
   10.14*     Employment Agreement by and between Century Business
              Services, Inc. and Ware H. Grove.

EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------
   21.1*      List of Subsidiaries of Century Business Services, Inc.
   23*        Consent of KPMG LLP
   24*        Powers of attorney (included on the signature page hereto).

- ---------------

* Indicates documents filed herewith.

(b)  Reports on Form 8-K

     Century Business Services, Inc. filed the following Current Reports on Form 8-K during the three months ended December 31, 2000:

     Current Report on Form 8-K filed October 17, 2000. The Current Report covered the following items:

     On September 26, 2000, Mr. Joseph J. Plumeri, Jr. resigned his position as Lead Director to pursue other interests.

     On October 6, 2000, Century completed the sale of the risk-bearing insurance division previously announced.

     On October 12, 2000, Century announced the appointment of Steven L. Gerard as Chief Executive Officer and Director.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Century has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTURY BUSINESS SERVICES, INC.
                                          (Registrant)

                                          By: /s/ WARE H. GROVE
                                            ------------------------------------
                                            Ware H. Grove
                                            Chief Financial Officer
                                            March 30, 2001

     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below on this Annual Report hereby constitutes and appoints Steven L. Gerard and Ware Grove, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution for him and his name, place and stead, in all capacities (until revoked in writing), to sign any and all amendments to this Annual Report of Century Business Services, Inc. and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that each attorney-in-fact and agent, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of Century Business Services, Inc. and in the capacities and on the date indicated above.

/s/ STEVEN L. GERARD                                        /s/ JOSEPH S. DIMARTINO
- -----------------------------------------------------       -----------------------------------------------------
Steven L. Gerard                                            Joseph S. DiMartino
Chief Executive Officer and Director                        Director

/s/ MICHAEL G. DEGROOTE                                     /s/ HARVE A. FERRILL
- -----------------------------------------------------       -----------------------------------------------------
Michael G. DeGroote                                         Harve A. Ferrill
Chairman of the Board                                       Director

/s/ WARE H. GROVE                                           /s/ HUGH P. LOWENSTEIN
- -----------------------------------------------------       -----------------------------------------------------
Ware H. Grove                                               Hugh P. Lowenstein
Chief Financial Officer                                     Director
(Principal Financial and Accounting Officer)

/s/ RICK L. BURDICK                                         /s/ RICHARD C. ROCHON
- -----------------------------------------------------       -----------------------------------------------------
Rick L. Burdick                                             Richard C. Rochon
Director                                                    Director

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

  Independent Auditors' Report..............................     F-2

  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................     F-3

  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................     F-4

  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2000, 1999 and 1998...........     F-5

  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................     F-6

  Notes to the Consolidated Financial Statements............     F-7

  Schedule II -- Valuation and Qualifying Accounts and
     reserves for the years ended December 31, 2000, 1999
     and 1998...............................................    F-38

  Schedule III -- Supplemental Insurance Information for the
     years ended December 31, 1999 and 1998.................    F-39

  Schedule IV -- Reinsurance for the years ended December
     31, 1999 and 1998......................................    F-40

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Century Business Services, Inc.:

     We have audited the consolidated financial statements of Century Business Services, Inc. and Subsidiaries (Company) as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Business Services, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in note 1 and note 14 to the consolidated financial statements, the Company adopted Staff Accounting Bulletin No. 101 and changed certain revenue recognition policies effective January 1, 2000.

                                          /s/ KPMG LLP

Cleveland, Ohio
March 6, 2001, except as to paragraph 1 of note 18, which is as of March 30,
2001

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000        1999
                                                              --------    --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 15,970    $ 24,740
  Restricted cash and funds held for clients................    80,590      59,666
  Accounts receivable, less allowance for doubtful accounts
     of $22,156 and $13,272.................................   142,682     188,359
  Notes receivable -- current...............................       667       3,209
  Income taxes recoverable..................................    22,519      14,835
  Deferred income taxes.....................................     9,895       9,912
  Other current assets......................................    13,864      16,489
  Net assets of discontinued operations.....................        --      36,813
                                                              --------    --------
          Total current assets..............................   286,187     354,023
Goodwill, net of accumulated amortization of $47,261 and
  $18,527...................................................   281,268     379,922
Property and equipment, net of accumulated depreciation of
  $29,813 and $21,792.......................................    59,349      56,148
Notes receivable -- non-current.............................     3,564       4,856
Deferred income taxes -- non-current........................     2,028          --
Other assets................................................    17,098      14,136
                                                              --------    --------
          Total Assets......................................  $649,494    $809,085
                                                              ========    ========
                        LIABILITIES
Current liabilities:
  Accounts payable..........................................  $ 35,220    $ 41,228
  Notes payable and capitalized leases -- current...........     4,382       6,534
  Client fund obligations...................................    39,719      18,254
  Accrued expenses..........................................    45,455      54,321
                                                              --------    --------
          Total current liabilities.........................   124,776     120,337
Bank debt...................................................   117,500     144,000
Notes payable and capitalized leases -- non-current.........     1,432       1,345
Deferred income taxes.......................................        --      11,968
Accrued expenses............................................    18,848      18,303
                                                              --------    --------
          Total Liabilities.................................   262,556     295,953
                                                              --------    --------
                    STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share
     Authorized -- 250,000 shares/share
     Issued and outstanding -- 94,697 shares at December 31,
     2000; 93,341 shares at December 31, 1999...............       947         933
Additional paid-in capital..................................   438,681     443,052
Retained earnings (deficit).................................   (51,906)     74,170
Unearned ESOP...............................................        --      (1,795)
Treasury stock..............................................      (754)       (754)
Accumulated other comprehensive loss........................       (30)     (2,474)
                                                              --------    --------
          Total Stockholders' Equity........................   386,938     513,132
          Commitments and Contingencies.....................
                                                              --------    --------
          Total Liabilities and Stockholders' Equity........  $649,494    $809,085
                                                              ========    ========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              2000         1999        1998
                                                            ---------    --------    --------
Revenue...................................................  $ 567,815    $546,393    $359,468
Expenses:
  Operating...............................................    510,029     454,051     282,674
  Corporate general and administrative....................     24,694      19,138       5,155
  Depreciation and amortization...........................     44,335      23,470      11,074
  Merger-related..........................................         --       5,789       4,535
                                                            ---------    --------    --------
          Total expenses..................................    579,058     502,448     303,438
Operating income (loss)...................................    (11,243)     43,945      56,030
Other income (expense):
  Interest expense........................................    (12,113)     (6,602)     (3,241)
  Goodwill impairment.....................................    (48,198)         --          --
  Gain (loss) on sale of operations.......................    (31,576)     (7,067)      1,450
  Other income (expense), net.............................     (7,509)     (4,397)      3,361
                                                            ---------    --------    --------
          Total other income (expense)....................    (99,396)    (18,066)      1,570
Income (loss) from continuing operations before income tax
  expense (benefit).......................................   (110,639)     25,879      57,600
Income tax expense (benefit)..............................     (3,379)     14,449      20,590
                                                            ---------    --------    --------
Income (loss) from continuing operations..................   (107,260)     11,430      37,010
Income (loss) from operations of discontinued business
  (net of income tax (benefit) expense of $(1,261)
  $(1,068) and $3,275, respectively)......................     (1,214)     (3,596)      6,880
Loss on disposal of discontinued business (net of income
  tax benefit of $3,002, $210, and $0, respectively)......     (5,697)       (391)         --
                                                            ---------    --------    --------
Income (loss) before cumulative effect of change in
  accounting principle....................................   (114,171)      7,443      43,890
Cumulative effect of change in accounting principle, net
  of income tax benefit of $7,936.........................    (11,905)         --          --
                                                            ---------    --------    --------
Net income (loss).........................................  $(126,076)   $  7,443    $ 43,890
                                                            =========    ========    ========
Earnings (loss) per share:
  Basic:
     Continuing operations................................  $   (1.13)   $   0.13    $   0.55
     Discontinued operations..............................      (0.07)      (0.04)       0.10
     Cumulative effect of change in accounting
       principle..........................................      (0.13)         --          --
                                                            ---------    --------    --------
     Net income (loss)....................................  $   (1.33)   $   0.09    $   0.65
                                                            =========    ========    ========
  Diluted:
     Continuing operations................................  $   (1.13)   $   0.12    $   0.46
     Discontinued operations..............................      (0.07)      (0.04)       0.08
     Cumulative effect of change in accounting
       principle..........................................      (0.13)         --          --
                                                            ---------    --------    --------
     Net income (loss)....................................  $   (1.33)   $   0.08    $   0.54
                                                            =========    ========    ========
  Weighted-average common shares outstanding:
     Basic................................................     94,674      86,851      67,880
                                                            =========    ========    ========
     Diluted..............................................     94,674      91,702      81,084
                                                            =========    ========    ========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              ACCUMULATED
                                              ADDITIONAL   RETAINED    UNEARNED                  OTHER
                                     COMMON    PAID-IN     EARNINGS      ESOP     TREASURY   COMPREHENSIVE
                            SHARES   STOCK     CAPITAL     (DEFICIT)    SHARES     STOCK     INCOME (LOSS)    TOTALS
                            ------   ------   ----------   ---------   --------   --------   -------------   ---------
December 31, 1997.........  54,033    $540     $134,303    $  29,369   $(2,888)   $(1,655)      $ 1,747      $ 161,416
  Comprehensive income:
    Net income............      --      --           --       43,890        --         --            --             --
    Foreign translation
      and other...........                                                                          (52)            --
    Change in unrealized
      appreciation, net of
      tax.................      --      --           --           --        --         --        (1,576)            --
                            ------    ----     --------    ---------   -------    -------       -------      ---------
         Total
           comprehensive
           income.........      --      --           --       43,890        --         --        (1,628)        42,262
                            ------    ----     --------    ---------   -------    -------       -------      ---------
  Pre-merger transactions
    of pooled entities....      --      --         (708)      (3,932)      339      1,581            --         (2,720)
  Stock issuances.........   3,800      38       47,657           --        --         --            --         47,695
  Stock options...........      61       1          679           --        --         --            --            680
  Warrants................   8,902      88       35,378           --        --         --            --         35,466
  Business acquisitions
    and contingent
    payments..............  12,764     128      119,434           --        --         --            --        119,562
                            ------    ----     --------    ---------   -------    -------       -------      ---------
December 31, 1998.........  79,560     795      336,743       69,327    (2,549)       (74)          119        404,361
  Comprehensive income:
    Net income............      --      --           --        7,443        --         --            --             --
    Foreign translation
      and other...........                                                                           63             --
    Change in unrealized
      appreciation, net of
      tax.................      --      --           --           --        --         --        (2,656)            --
                            ------    ----     --------    ---------   -------    -------       -------      ---------
         Total
           comprehensive
           income.........      --      --           --        7,443        --         --        (2,593)         4,850
                            ------    ----     --------    ---------   -------    -------       -------      ---------
  Pre-merger transactions
    of pooled entities....      --      --          (32)      (2,600)                  74                       (2,558)
  Allocation of ESOP
    shares................      --      --          164           --        --         --            --            164
  Purchase of treasury
    stock.................      --      --           --           --       754       (754)                          --
  Stock issuances.........   1,744      18       24,982           --        --         --            --         25,000
  Stock options...........       1      --          267           --        --         --            --            267
  Warrants................   4,365      44       18,480           --        --         --            --         18,524
  Business acquisitions
    and contingent
    payments..............   7,671      76       62,448           --        --         --            --         62,524
                            ------    ----     --------    ---------   -------    -------       -------      ---------
December 31, 1999.........  93,341     933      443,052       74,170    (1,795)      (754)       (2,474)       513,132
  Comprehensive income:
    Net loss..............      --      --           --     (126,076)       --         --            --             --
    Change in unrealized
      appreciation, net of
      tax.................      --      --           --           --        --         --         2,444             --
                            ------    ----     --------    ---------   -------    -------       -------      ---------
         Total
           comprehensive
           income.........      --      --           --     (126,076)       --         --         2,444       (123,632)
                            ------    ----     --------    ---------   -------    -------       -------      ---------
  Allocation of ESOP......      --      --       (1,795)          --     1,795         --            --             --
  Warrants................      56       1          157           --        --         --            --            158
  Business acquisitions
    and contingent
    payments..............   1,300      13       (2,733)          --        --         --            --         (2,720)
                            ------    ----     --------    ---------   -------    -------       -------      ---------
December 31, 2000.........  94,697    $947     $438,681    $ (51,906)  $    --    $  (754)      $   (30)     $ 386,938
                            ======    ====     ========    =========   =======    =======       =======      =========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                                                             2000         1999         1998
                                                           ---------    ---------    --------
Cash flows from operating activities:
  Income (loss) from continuing operations...............  $(107,260)   $  11,430    $ 37,010
  Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by (used in)
     operating activities:
     Consolidation and integration accrual...............         --       20,366          --
     Bad debt expense....................................     26,693        9,831       2,306
     Accounts receivable reduction due to change in
       accounting principle..............................     19,209           --          --
     Note impairment charge..............................      1,640        8,952          --
     Loss (gain) on sale of operations...................     31,576        7,067      (1,450)
     Depreciation and amortization.......................     44,335       23,470      11,074
     Goodwill impairment.................................     48,198           --          --
     Deferred income taxes...............................     (1,494)      (8,787)     (2,019)
  Changes in assets and liabilities, net of acquisitions
     and dispositions:
     Accounts receivable, net............................    (20,946)     (57,661)    (40,029)
     Other assets........................................     (2,872)      (8,164)     (7,325)
     Accounts payable....................................     (6,715)          83      10,604
     Income taxes........................................     (7,734)     (22,766)      3,532
     Accrued expenses and other liabilities..............     (8,251)     (14,485)      3,759
     Other, net..........................................      1,068        4,791        (546)
                                                           ---------    ---------    --------
          Net cash provided by (used in) operating
            activities...................................     17,447      (25,873)     16,916
                                                           ---------    ---------    --------
Cash flows from investing activities:
  Business acquisitions, net of cash acquired and
     contingent consideration............................     (8,973)     (42,994)    (76,063)
  Proceeds from dispositions of businesses...............     34,599           --       2,744
  Additions to property and equipment....................    (20,136)     (33,725)    (13,194)
  Net decrease in notes receivable.......................      2,194        1,402       6,067
                                                           ---------    ---------    --------
          Net cash provided by (used in) investing
            activities...................................      7,684      (75,317)    (80,446)
                                                           ---------    ---------    --------
Cash flows from financing activities:
  Proceeds from bank debt................................    102,600      226,000      92,075
  Proceeds from notes payable and capitalized leases.....      3,296       13,003       5,460
  Payment of bank debt...................................   (129,100)    (126,000)    (56,476)
  Payment of notes payable and capitalized leases........    (10,838)     (55,989)    (38,559)
  Pre-merger equity transactions.........................         --       (2,558)     (2,720)
  Proceeds from stock issuances..........................         17       25,000      47,695
  Proceeds from exercise of stock options and warrants...        124       18,791      36,146
                                                           ---------    ---------    --------
          Net cash (used in) provided by financing
            activities...................................    (33,901)      98,247      83,621
                                                           ---------    ---------    --------
Net increase (decrease) in cash and cash equivalents.....     (8,770)      (2,943)     20,091
Cash and cash equivalents at beginning of year...........     24,740       27,683       7,592
                                                           ---------    ---------    --------
Cash and cash equivalents at end of year.................  $  15,970    $  24,740    $ 27,683
                                                           =========    =========    ========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Century Business Services, Inc. and subsidiaries (CBIZ) is a diversified services company, which, acting through its subsidiaries, provides professional outsourced business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ offers integrated services in the following areas: accounting, tax, valuation, and advisory services; benefits administration and insurance services; human resources and payroll services; performance consulting services; and information technology services.

  Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of CBIZ and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and short-term highly liquid investments with a maturity of three months or less at the date of purchase. The carrying amount approximates fair value because of the short maturity of those instruments.

  Restricted Cash and Funds Held for Clients

     Restricted cash represents funds on deposit from clients related to its payroll and payroll tax filing services, and insurance related services. In addition, a portion of restricted cash pertains to fees earned by CBIZ in relation to its capital and investment advisory services, those funds are restricted in accordance with applicable NASD regulations.

     As part of its payroll and payroll tax filing services, CBIZ is engaged in the preparation of payroll checks, federal, state, and local payroll tax returns, and the collection and remittance of payroll obligations. In relation to its payroll services, CBIZ collects payroll funds from its client's account in advance of paying the client's employees. Likewise, for its payroll tax filing services, CBIZ collects payroll taxes from its clients in advance of paying the various taxing authorities. Those funds that are collected before they are due are invested in short-term investment grade instruments. The funds held for clients and the related client fund obligations are included in the consolidated balance sheets as current assets and current liabilities, respectively. The amount of collected but not yet remitted funds for CBIZ's payroll and tax filing services varies significantly during the year.

     For its insurance business, funds on deposit from clients pertains to the administering and settling of claims, and the pass through of insurance premiums to the insurance carrier. A related liability for these funds is recorded in accrued expenses in the consolidated balance sheets.

  Other Financial Instruments

     The carrying amount of CBIZ's accounts receivable and payables approximates fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value. The interest rate on the bank debt is variable and approximates current market rates.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

  Goodwill

     Goodwill is being amortized on a straight-line basis over the expected periods to be benefited. During the fourth quarter of 1999, CBIZ shortened its goodwill amortization period from periods up to 40 years to 15 years, beginning October 1, 1999. It is CBIZ's policy to evaluate continually the period of amortization and recoverability of goodwill based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows, undiscounted and without interest, would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses. In 2000, CBIZ recorded a goodwill impairment charge of $48.2 million associated with eleven business units. CBIZ also recorded a $27.2 million goodwill write-down in 2000 resulting from the divestiture of two business units and the planned divestiture of two additional business units. See notes 13 and 15 for additional information regarding these charges. Amortization expense from continuing operations was approximately $29.2 million, $12.7 million and $4.8 million in 2000, 1999 and 1998, respectively.

  Property and Equipment

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

  Revenue Recognition and SAB 101

     During the fourth quarter of 2000, CBIZ adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognized in Financial Statements." SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. In light of the guidance given by SAB 101 and the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000, CBIZ changed certain revenue recognition policies effective January 1, 2000.

     Due to this change, CBIZ recorded a cumulative adjustment in the first quarter 2000 of $11.9 million (net of tax benefit of $7.9 million). The impact in 2000 of adopting SAB 101 resulted in a reduction in revenue of approximately $18.2 million, a reduction in operating expense of approximately $11.4 million, and a reduction in income from continuing operations (before cumulative effect of accounting change) of approximately $6.8 million (pretax). See note 5 for the impact on deferred taxes and note 15 for the impact on previously reported quarterly financial information.

     Revenues consist primarily of fees for preparation of tax returns, consulting services, brokerage and agency commissions, and fee income for administering health and retirement plans. Revenues are recorded in the period in which they are earned. CBIZ bills clients based upon a predetermined agreed upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. All reimbursements of out-of-pocket expenses are netted against the related expense item and reported in "operating expenses" in the consolidated statements of operations. The cumulative impact on any subsequent revision in the

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known. Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insureds are generally recognized as of the latter of the effective date of the insurance policy or the date billed to the customer. Commissions to be received directly from insurance companies are generally recognized when the amounts are determined. Commission revenues are reported net of sub-broker commission. Contingent commissions are generally recognized at the earlier of notification from the carrier, or receipt of payment. Fee income is recognized as services are rendered, with the exception of fees related to CBIZ's physician practice management services, which are recognized when collections are received on our clients' accounts.

  Earnings per Share

     Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of stock options, warrants and contingent shares.

  Stock Options

     Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. CBIZ provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method had been applied. See note 9 to the consolidated financial statements.

  Recent Accounting Pronouncements

     Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We plan on adopting SFAS No. 133 on January 1, 2001; and do not believe that the adoption will have a material effect on our financial condition or results of operations.

  Reclassifications

     Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year's presentation.

2. ACQUISITIONS

     During fiscal 2000, CBIZ acquired two businesses that were accounted for under the purchase method of accounting, and accordingly, the operating results of the acquired companies have been included in the accompanying consolidated financial statements since the dates of acquisition. The aggregate purchase price of these acquisitions was approximately $2.5 million, comprised of $1.4 million in cash, a $0.8 million note payable, and 39,209 shares of restricted common stock (estimated fair value of $0.3 million at acquisition). The aggregate purchase price has been allocated to the net assets of the acquired companies based upon their respective fair market values. The excess of the purchase price over fair value of net assets acquired (goodwill) approximated $3.4 million and is being amortized over a 15-year period.

     During fiscal 1999, CBIZ acquired thirty-five complementary businesses, thirty of which were accounted for under the purchase method of accounting, and accordingly, the operating results of the acquired companies have been included in the accompanying consolidated financial statements since the dates of acquisition. The aggregate

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES purchase price of these acquisitions was approximately $77.7 million, comprised of $29.7 million in cash, $0.5 million in assumed liabilities, and 5.6 million shares of restricted common stock (estimated fair value of $47.5 million at acquisition). The aggregate purchase price excludes future contingent consideration of up to $21.7 million, comprised of $10.1 million in cash and notes and 1.5 million shares of restricted common stock (estimated stock value of $11.6 million at acquisition), which is based on the acquired companies' ability to meet or exceed certain performance goals. The aggregate purchase price, excluding future contingent consideration, has been allocated to the net assets of the acquired companies based upon their respective fair market values. The excess of the purchase price over fair value of net assets acquired (goodwill) approximated $71.9 million and is being amortized over a 15-year period.

     As a result of the nature of the assets and liabilities of the businesses acquired, there were no material identifiable intangible assets or liabilities. Future contingent consideration is recorded as additional purchase price when performance goals have been met and shares and cash have been released from escrow.

     The pro forma revenue and results of operations for the two acquisitions completed in fiscal 2000, had the acquisitions occurred at the beginning of 2000 and 1999, are not significant, and accordingly, have not been provided.

     Several pooling-of-interests transactions completed in prior years involved enterprises that previously had not been subjected to income taxes. Accordingly, pro forma adjustments have been presented in the table below (in thousands).

                                                         2000        1999       1998
                                                       ---------    -------    -------
Pro forma income (loss) data -- unaudited:
  Income (loss) from continuing operations...........  $(107,260)   $11,430    $37,010
  Pro forma adjustment for income tax expense........         --      1,762      1,767
                                                       ---------    -------    -------
  Pro forma income (loss) from continuing
     operations......................................  $(107,260)   $ 9,668    $35,243
                                                       =========    =======    =======
Pro forma earnings (loss) per share from continuing
  operations:
  Basic (loss) earnings per share....................  $   (1.13)   $  0.11    $  0.52
  Diluted (loss) earnings per share..................  $   (1.13)   $  0.11    $  0.44

3. INVESTMENTS

     Included in other assets (non-current) at December 31, 2000 and 1999, are investments accounted for under the cost method of accounting of $2.7 million and $2.5 million, respectively. CBIZ acquired an ownership interest of approximately 20% in Fundscape.com, which was being accounted for under the equity method in 1999. At December 31, 1999, CBIZ's investment in Fundscape.com was $0.8 million, which includes its proportionate share of Fundscape.com's operating losses for 1999 of $0.2 million. In 2000, CBIZ's ownership interest dropped to approximately 11% and is currently being accounted for under the cost method. CBIZ also has a 3% ownership interest in QuikCAT.com, which is being accounted for under the cost method. At December 31, 2000 and 1999, CBIZ's investment in QuikCAT.com was $1.8 million. In addition, CBIZ has an outstanding trade receivable from QuikCAT.com of $0.5 million and $1.3 million at December 31, 2000, and 1999, respectively. Although the market value of CBIZ's investments in Fundscape.com and QuikCAT.com are not readily determinable, management believes the fair value of these investments exceeds their carrying amounts.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                                2000        1999
                                                              --------    --------
Buildings and improvement...................................  $  8,420    $  7,260
Furniture and fixtures......................................    21,063      23,940
Equipment and capitalized software..........................    59,679      46,740
                                                              --------    --------
                                                                89,162      77,940
Less accumulated depreciation...............................   (29,813)    (21,792)
                                                              --------    --------
                                                              $ 59,349    $ 56,148
                                                              ========    ========

     Depreciation and amortization expense was approximately $15.2 million in 2000, $10.8 million in 1999 and $6.3 million in 1998.

5. INCOME TAXES

     A summary of income tax expense (benefit) included in the consolidated statements of operations is as follows (in thousands):

                                                          2000       1999       1998
                                                        --------    -------    -------
Continuing operations:
  Current:
     Federal and international........................  $  1,789    $20,991    $19,099
     State and local..................................       798      2,245      3,510
                                                        --------    -------    -------
                                                           2,587     23,236     22,609
  Deferred............................................    (5,966)    (8,787)    (2,019)
                                                        --------    -------    -------
          Total continuing operations.................    (3,379)    14,449     20,590
Discontinued operations...............................    (1,261)    (1,068)     3,275
Loss on sale of discontinued operations...............    (3,002)      (210)        --
Cumulative effect of change in accounting principle...    (7,936)        --         --
                                                        --------    -------    -------
                                                        $(15,578)   $13,171    $23,865
                                                        ========    =======    =======

     The provision for income taxes attributable to earnings (loss) from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income (loss) from continuing operations before income taxes, as follows (in thousands):

                                                          2000       1999       1998
                                                        --------    -------    -------
Tax at statutory rate.................................  $(38,724)   $ 9,058    $20,160
State taxes (net of federal benefit)..................    (1,171)       658      2,085
Change in valuation allowance.........................       700         --     (1,379)
Nondeductible goodwill................................    21,853      3,837      1,413
Acquired nontaxable entities..........................        --     (1,762)    (1,767)
Disposal of non-core business units...................    13,022      2,163         --
Other, net............................................       941        495         78
                                                        --------    -------    -------
Provision for income taxes from continuing
  operations..........................................  $ (3,379)   $14,449    $20,590
                                                        ========    =======    =======
Effective income tax rate.............................       3.1%      55.8%      35.7%
                                                        ========    =======    =======
Pro forma effective income tax rate on pooled
  entities............................................       3.1%      62.6%      38.9%
                                                        ========    =======    =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 2000 and 1999, are as follows (in thousands):

                                                               2000       1999
                                                              -------    -------
Deferred Tax Assets:
Net operating loss carryforwards............................  $ 4,382    $ 2,276
Deferred compensation.......................................      497      2,020
Allowance for doubtful accounts.............................    5,612      3,660
Consolidation and integration...............................    2,547      5,217
Note receivable impairment charge...........................       --      3,133
Cumulative change in accounting principle (SAB 101).........    7,936         --
Goodwill impairment.........................................    4,014         --
Legal reserve...............................................      870         --
Severance payments..........................................      837         --
Other deferred tax assets...................................      989        845
                                                              -------    -------
     Total gross deferred tax assets........................   27,684     17,151
     Less: valuation allowance..............................   (1,176)      (756)
                                                              -------    -------
     Net deferred tax assets................................   26,508     16,395
                                                              -------    -------
Deferred Tax Liabilities:
Change in accounting method.................................    7,351     12,333
Deferred commission revenues................................      689      1,985
Disposal of non-core business units.........................    1,816         --
Asset basis differential....................................    3,345      2,607
Other deferred tax liabilities..............................    1,384      1,526
                                                              -------    -------
     Total gross deferred tax liabilities...................   14,585     18,451
                                                              -------    -------
Net deferred tax asset (liability)..........................  $11,923    $(2,056)
                                                              =======    =======

     CBIZ had U.S. net operating loss (NOL) carryforwards of approximately $5,489,000 and $5,135,000 at December 31, 2000 and 1999, respectively, from the separate return years of certain acquired entities. These losses are subject to limitations regarding the offset of CBIZ's future taxable income and will begin to expire in 2007. CBIZ also had Canadian NOL carryforwards of approximately $3,580,000 and $0 for the years ended December 31, 2000 and 1999, respectively. The Canadian NOL carryforwards begin to expire in 2006.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. CBIZ determines a valuation allowance based on its analysis of amounts available in the statutory carryback period, consideration of future deductible amounts, and assessment of the separate company profitability of certain acquired entities. CBIZ has established valuation allowances for portions of the U.S. and Canadian NOL carryforwards. The net change in the valuation allowance for the years ended December 31, 2000 was an increase of $420,000. The net change included a $700,000 increase that was recorded as an addition to income tax expense, and a $280,000 decrease that was recorded as a reduction of acquired intangible assets. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill of acquired entities is $476,000 and $756,000 at December 31, 2000 and 1999, respectively.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

6. BANK DEBT, NOTES PAYABLE AND CAPITALIZED LEASES

     Bank debt, notes payable and capitalized leases, consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Bank debt:
  Revolving credit facilities, effective rates of 6.620% to
     10.625%................................................  $117,500    $144,000
                                                              ========    ========
  Weighted average rate.....................................       8.7%        6.1%
                                                              ========    ========
Notes payable and capitalized leases:
  Promissory notes payable to former owners of acquired
     businesses, primarily non-interest bearing, due 2001 to
     2003...................................................  $    367    $  2,291
  Other notes payable, effective rates of 6.0% to 13.9%, due
     2001 to 2006...........................................     4,742       4,691
  Capitalized leases, effective rates of 6.9% to 22.3%,
     payable in installments through 2004...................       705         897
                                                              --------    --------
                                                              $  5,814    $  7,879
                                                              ========    ========

     CBIZ has a $172 million revolving credit facility with a group of 12 banks. See Note 18 for discussion regarding the amendment to the bank credit agreement. Under the facility, loans are charged an interest rate consisting of a base rate (offshore or domestic) plus an applicable margin. Additionally, a commitment fee of 35 to 50 basis points is charged on the unused portion of the facility. Borrowings and commitments by the banks under the credit facility mature in August 2004. As security for the payment of the credit facility, CBIZ has assigned to the lending group a continuing security interest in accounts receivables and stock of its subsidiaries, except for accounts receivable with any governmental authority.

     The bank credit agreement contains certain financial covenants. These covenants require the Company to maintain (i) a minimum consolidated net worth;
(ii) consolidated leverage ratio; and (iii) a minimum interest coverage ratio. As a result of an Amendment to its credit facility, completed March 30, 2001, CBIZ is in compliance with its covenants as of December 31, 2000. See Note 18 for discussion of the amendment to the bank credit agreement.

     The bank credit agreement also places significant restrictions on CBIZ's ability to create liens or other encumbrances, to make certain payments (including dividends), investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The agreement contains a provision that, in the event of a defined change in control, the agreement may be terminated.

     At December 31, 2000, aggregate maturities of notes payable, bank debt and capitalized leases, were as follows (in thousands):

                       YEARS ENDING DECEMBER 31,
                       -------------------------
2001........................................................    $  4,382
2002........................................................         701
2003........................................................         303
2004........................................................     117,707
2005........................................................         174
Thereafter..................................................          47
                                                                --------
                                                                $123,314
                                                                ========

     Management believes that the carrying amounts of bank debt, notes payable and capitalized leases recorded at December 31, 2000 approximate fair values.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     CBIZ leases certain of its premises and equipment under various operating lease agreements. At December 31, 2000, future minimum rental commitments becoming payable under all operating leases are as follows (in thousands):

                 YEARS ENDING DECEMBER 31,
                 -------------------------
2001........................................................    $22,297
2002........................................................     18,165
2003........................................................     14,456
2004........................................................     12,072
2005........................................................      9,778
Thereafter..................................................     11,595
                                                                -------
                                                                $88,363
                                                                =======

     Total rental expense incurred under operating leases was approximately $27.4 million, $26.3 million, and $15.8 million in 2000, 1999 and 1998, respectively.

  Legal Proceedings

     Since September 1999, seven purported stockholder class-action lawsuits were filed as follows: (i) Jim A. Darby, Individually and on Behalf of All Others Similarly Situated v. Century Business Services, Inc., Michael G. DeGroote, Keith W. Reeves, Charles D. Hamm, Jr., Craig L. Stout, Gregory J. Skoda, Edward F. Feighan and Douglas R. Gowland, Case No. 1:99CV2200; (ii) Joy Iannotta v. Century Business Services, Inc., Michael G. DeGroote, Keith W. Reeves, Charles D. Hamm, Jr., Craig L. Stout, Gregory J. Skoda, Edward F. Feighan and Douglas R. Gowland, Case No. 1:99CV2337; (iii) Robert M. DeBolt, Individually and on Behalf of All Others Similarly Situated v. Century Business Services, Inc., Michael G. DeGroote, Keith W. Reeves, Charles D. Hamm, Jr., Craig L. Stout, Gregory J. Skoda, Edward J. Feighan and Douglas R. Gowland, Case No. 1:99CV2467 (subsequently consolidated into a single case, Jim A. Darby, Individually and on Behalf of All Others Similarly Situated v. Century Business Services, Inc., Michael G. DeGroote, Keith W. Reeves, Charles D. Hamm, Jr., Craig L. Stout, Gregory J. Skoda and Edward F. Feighan, Case No. 1:99CV2200);
(iv) David Gochman, Individually and on Behalf of All Others Similarly Situated
v. Century Business Services, Inc., Michael G. DeGroote and Fred M. Winkler, Case No. 1:00CB0386; (v) Scott Korn, Individually and on Behalf of All Others Similarly Situated v. Century Business Services, Inc. Michael G. DeGroote and Fred M. Winkler, Case No. 1:00CV0440 and; (vi) Joe Marsh, Lee Marshall, Flats Entertainment, Inc., Bruce Kapp and Dave Kajganich, Individually and on Behalf of All Others Similarly Situated v. Century Business Services, Inc., Michael G. DeGroote, Fred M. Winkler, Charles D. Hamm, Jr., Jerry Grisko and Keith W. Reeves, Case No. 1:00CV0584, each filed in the United States District Court for the Northern District of Ohio against CBIZ and certain of its current and former directors and officers; and (vii) Talbot Jones Albert, IV, on Behalf of Himself and All Others Similarly Situated v. Century Business Services, Inc., Michael G. DeGroote and Fred M. Winkler, Case No. JFM00CV565, filed in the United States District Court for the District of Maryland against CBIZ and certain of its current and former directors and officers. The plaintiffs in each of these cases alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February 1998 through January 2000 by, among other things, improperly amortizing goodwill and failing adequately to monitor changes in operating results. The complaints seek damages in unspecified amounts.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     CBIZ and the named officer and director defendants moved the United States District Court in the Northern District of Ohio to consolidate the six Ohio cases into a single action and appoint a single lead plaintiff and counsel and require the filing of a consolidated amended complaint. The United States District Court agreed, and is in the process of consolidating the cases and receiving motions from the various plaintiffs regarding who will serve as lead plaintiff and lead counsel.

     CBIZ and the named officer and director defendants filed an agreed motion with the plaintiffs in the Maryland action to transfer that case from the District of Maryland to the Northern District of Ohio. CBIZ and the named officer and director defendants also filed a motion with the Northern District of Ohio to assign the case to District Judge Matia and consolidate it with the already-consolidated Ohio cases. Each of these motions has been granted, and the Maryland case has been consolidated into the other class action cases before District Judge Matia.

     There has been no discovery in any of these actions.

     CBIZ and the named officer and director defendants deny all allegations of wrongdoing made against them in these actions and intend to vigorously defend each of these lawsuits. Although the ultimate outcome of such litigation is uncertain, based on the allegations contained in the complaints, management does not believe that these lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

     On or about May 6, 2000, certain former shareholders of a company acquired by Century filed suit -- Hanan et al. v. Century Business Services, Inc. and Gregory J. Skoda, Case No. 407495 (Ohio Ct. Common Pleas) -- alleging that the Company fraudulently induced them to enter into merging with the company and breached the Agreement and Plan of Merger and Executive Employment Agreements plaintiffs entered into in connection with the merger. On July 31, 2000 the Company moved to dismiss the Complaint. On October 10, 2000, the Court denied Century's motion to dismiss, and on December 12, 2000, Century filed its answer and counterclaim against the plaintiffs. Discovery in this action has commenced, and a trial on the employment agreements is scheduled to commence on May 21, 2001. No trial date has been set on the remaining issues in this case. Plaintiffs have not specified the amount of damages they seek to recover.

     The Company and the named former officer defendant deny all allegations of wrongdoing made against them in these actions and intend to vigorously defend this lawsuit. Although the ultimate outcome of such litigation is uncertain, based on the allegations contained in the complaints, management does not believe that these lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     On February 25, 2000, Century filed suit in the Missouri Circuit Court of the County of St. Louis against all of the former shareholders of a company it acquired in 1999, alleging breach of contract and fraud in connection with Agreement and Plan of Merger. On March 31, 2000, two of the defendants filed a counterclaim against the Company, alleging breach of contract, fraud, and violations of Section 12(2) of the Securities Act. On May 10, 2000, the same shareholders who filed the counterclaim against Century in the Missouri State Court filed suit against Century and 10 of its current and former officers and directors -- Fuchs et al. v. Century Business Services, Inc., Michael G. DeGroote, Charles D. Hamm, Jr., Fred M. Winkler, Daniel J. Clark, Jerome P. Grisko, Jr., Rick L. Burdick, Joseph S. DiMartino, Harve A. Ferrill, Hugh P. Lowenstein, and Richard C. Rochon, Case No. 1:00 CV 1193 (N.D. Oh.) -- alleging the same wrongdoing and that the named defendants violated Sections 10(b) and 20(a) of the Exchange Act and 12(2) and 15(a) of the Securities Act by making materially false statements contained in the SEC documents provided to the plaintiffs in connection with the Agreement and Plan of Merger as well as misrepresentation claims under the common law.

     On July 31, 2000, Century moved to dismiss the federal action. While the motion was pending, the parties recently settled all of the litigation between them on confidential terms that management believes were favorable to the Company.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     On April 11, 2000, Century and a wholly-owned subsidiary initiated a lawsuit in Toronto, Canada against former owners of a business acquired by Century, claiming (1) that the former owner breached representations and warranties in the purchase agreement and (2) that a company owned by one of the shareholders owed Century payment for services rendered. CBIZ E-Solutions, Inc. and Century Business Solutions, Inc. v. Paven R. Bratch, Review Worldwide Ltd., 1069904 Ontario Limited and Royal Bank of Canada Financial Corp. in its capacity and acting on behalf of The Bratch International Trust, Ontario Superior Ct. No. 00-CV-188556. In addition, Century asked the Ontario Court to declare that Century justifiably terminated the employment contract of one of the former shareholders. On August 1, 2000 the former shareholders and the company owned by a former shareholder filed counterclaims against Century in the Ontario action, seeking damages from Century for breach of contract, wrongful termination of employment, and defamation. The parties recently settled all of the litigation between them on confidential terms that management believes were favorable to the Company.

     In addition to the above-disclosed items, the Company is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

8. EMPLOYEE BENEFITS

     CBIZ has profit sharing plans covering substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation, in accordance with Section 401(k) of the Internal Revenue Code. Employer contributions made to the plans in 2000, 1999 and 1998, amounted to approximately $5.6 million, $4.7 million, and $2.5 million, respectively.

     Two acquisitions made in 1998 and 1999 had employee stock option plans
(ESOP) which were subsequently frozen by CBIZ. The ESOP related to the 1999 was terminated in 2000, and as required under Statement of Position No. 93-6, the difference between the cost of the remaining unearned ESOP shares and the fair value of those shares of approximately $1.8 million has been charged to additional paid-in capital in the accompanying consolidated statements of stockholders' equity.

9. COMMON STOCK

     CBIZ's authorized common stock consists of 250,000,000 shares of common stock, par value $0.01 per share (Common Stock). The holders of CBIZ's common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There are no cumulative voting rights with respect to the election of directors. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock will be able to elect the directors of CBIZ then standing for election as terms expire. Holders of Common Stock have no preemptive rights and are entitled to such dividends as may be declared by the Board of Directors of CBIZ out of funds legally available therefor. The Common Stock is not entitled to any sinking fund, redemption or conversion provisions. On liquidation, dissolution or winding up of CBIZ, the holders of Common Stock are entitled to share ratably in the net assets of CBIZ remaining after the payment of any and all creditors. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and nonassessable. The transfer agent and registrar for the Common Stock is Firstar Bank, N.A.

     CBIZ completes registration filings related to its Common Stock to register shares under the Securities Act of 1933. To date, CBIZ has registered the following shares of Common Stock for the following purposes: (i) approximately six million shares of our common stock, part of a Shelf Registration Statement, of which a majority has yet to be sold thereunder; (ii) $125 million in shares of our Common stock, debt securities, and warrants to purchase common stock or debt securities, of which $100 million remain available to be offered from time to time to the public under our universal shelf registration statement; and
(iii) 15,000,000 shares of our Common Stock, all of which remain available to be offered from time to time in connection with acquisitions under our acquisition shelf registration statement.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     In February 1999, CBIZ issued 1,800,000 restricted shares of common stock and 900,000 warrants to an outside party for a $25 million equity investment in CBIZ. Fifty percent of the common stock is subject to a one-year lock-up restriction, while the remaining common stock is subject to a two-year lock-up restriction, and warrants to purchase shares of common stock may be exercised under the following terms: 300,000 shares for three years at $20 per share; 300,000 shares for four years at $25 per share; and 300,000 for five years at $30 per share.

     In February and May of 1998, CBIZ completed a private placement in which it sold an aggregate of 3,800,000 shares of Common Stock to qualified investors at an aggregate purchase price of $13.25 per share and realized $47.7 million in proceeds.

WARRANTS

     In connection with the spin off of the hazardous waste operations (including CBIZ's predecessor company) to the stockholders of Republic Industries, Inc. (the "RESI Transaction") in 1996, RESI agreed to issue to holders of unexpired warrants of its former parent, additional RESI warrants to acquire shares of RESI's Common Stock equal to one fifth of the number of shares available. At the Distribution date, RESI adjusted the per share exercise price of the RESI warrants to reflect the effect of the distribution on the market prices of RESI and its former parent's common stock. These warrants are designated as stapled warrants and expire at various dates through December 2000. The holders of these warrants are able to exercise under the original terms of the warrants and will receive Company stock.

     In addition to warrants issued through the RESI Transaction, CBIZ also issued warrants in connection with private placements completed in October 1996, December 1996, and April 1997, and granted warrants in connection with certain acquisitions made during 1997. Portions of the warrants issued in connection with 1997 acquisitions are restricted from being transferred in accordance with various lock-up agreements between the former shareholders of the acquired entities and CBIZ.

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

     Information relating to warrants to purchase common stock is summarized below (in thousands):

                                                            2000      1999      1998
                                                           ------    ------    ------
Outstanding at beginning of year.........................  10,012    13,477    22,379
Granted/issued...........................................      --       900        --
Expired/cancelled........................................  (3,786)       --        --
Exercised................................................     (56)   (4,365)   (8,902)
                                                           ------    ------    ------
Outstanding at end of year (a)...........................   6,170    10,012    13,477
Subject to Lock-Up Provisions............................      --        --     1,071
                                                           ------    ------    ------
Exercisable at end of year...............................   6,170    10,012    12,406
                                                           ======    ======    ======

- ---------------

(a) Exercise prices for warrants outstanding at December 31, 2000 ranged from $3.875 to $30.00. Exercise prices for warrants outstanding at December 31, 1999 ranged from $1.60 to $30.00. Exercise prices for warrants outstanding at December 31, 1998 ranged from $1.075 to $13.06.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

STOCK OPTIONS

     Under the 1997 Agents Stock Option Plan, a maximum of 10,000,000 options may be awarded. The purpose of the plan is to provide performance-based compensation to certain insurance agencies and individual agents who write quality surety business for CBIZ's insurance subsidiaries. The options vest only to the extent the agents satisfy minimum premium commitments and certain loss ratio performance criteria. The options terminate in June 2002, or earlier under certain conditions, including termination of the agency agreement.

     Under the 1996 Employee Stock Option Plan, a maximum of 10,000,000 options may be awarded. The options awarded are subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. The options are awarded at a price not less than fair market value at the time of the award and expire six years from the date of grant. Further, under the 1996 plan 250,000 options were granted to non-employee directors. These options became exercisable immediately upon being granted with a five-year expiration term from the date of grant.

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

     Information relating to the stock option plans is summarized below (in thousands):

                                                               2000     1999     1998
                                                              ------    -----    -----
Outstanding at beginning of year............................   5,394    3,581    2,061
Granted (a).................................................   4,501    1,951    1,625
Exercised (b)...............................................      --       (2)     (61)
Expired or canceled.........................................  (2,037)    (136)     (44)
                                                              ------    -----    -----
Outstanding at end of year (c)..............................   7,858    5,394    3,581
                                                              ======    =====    =====
Exercisable at end of year (d)..............................   1,870      969      470
                                                              ======    =====    =====
Available for future grant at the end of year...............   2,301    2,806    1,840
                                                              ======    =====    =====

- ---------------

(a) Options were granted at average costs of $2.98, $14.05 and $16.44 in 2000, 1999 and 1998, respectively.

(b) No options were exercised in 2000. Options were exercised at prices ranging from $1.08 to $9.63 and averaging $5.35 in 1999, and prices ranging from $1.08 to $11.00 and averaging $6.64 in 1998.

(c) Exercise price for options outstanding at December 31, 2000 ranged from $1.08 to $17.75 and averaged $8.17 with expiration dates ranging from May 2002 to December 2006. Exercise prices for options outstanding at December 31, 1999 ranged from $1.08 to $17.75 and averaged $13.83 with expiration dates ranging from June 2000 to June 2005. Exercise prices for options outstanding at December 31, 1998 ranged from $1.08 to $17.75 and averaged $13.72 with expiration dates ranging from June 2000 to October 2004.

(d) Exercise prices for options exercisable at December 31, 2000, 1999, and 1998 averaged $11.59, $11.67 and $9.25, respectively.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Had the cost of stock option plans been determined based on the fair value of options at the grant date, CBIZ's net income and earnings (loss) per share pro forma amounts would be as follows (amounts in thousands, except per share data):

                                            AS REPORTED                PRO FORMA
                                       ----------------------    ----------------------
                                         BASIC       DILUTED       BASIC       DILUTED
                                       ---------    ---------    ---------    ---------
2000
Net loss.............................  $(126,076)   $(126,076)   $(129,112)   $(129,112)
                                       =========    =========    =========    =========
Net loss per share...................  $   (1.33)   $   (1.33)   $   (1.36)   $   (1.36)
                                       =========    =========    =========    =========
1999
Net income...........................  $   7,443    $   7,443    $   5,067    $   5,067
                                       =========    =========    =========    =========
Net income per share.................  $    0.09    $    0.08    $    0.06    $    0.06
                                       =========    =========    =========    =========
1998
Net income...........................  $  43,890    $  43,890    $  42,807    $  42,807
                                       =========    =========    =========    =========
Net income per share.................  $    0.65    $    0.54    $    0.63    $    0.53
                                       =========    =========    =========    =========

     The above results may not be representative of the effects on net income for future years.

     CBIZ applied the Black-Scholes option-pricing model to determine the fair value of each option granted in 2000, 1999 and 1998. Below is a summary of the assumptions used in the calculation:

                                                              2000     1999     1998
                                                              -----    -----    -----
Risk-free interest rate.....................................   4.98%    6.30%    6.07%
Expected volatility.........................................  62.80%   30.00%   35.00%
Expected option life (in years).............................   3.75     3.75     3.75

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

10. EARNINGS (LOSS) PER SHARE

     For the years presented, CBIZ presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock (amounts in thousands, except per share data). Included in potential dilutive shares are contingent shares, which represent shares issued and placed in escrow that will not be released until certain performance goals have been met.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                          2000          1999         1998
                                                       -----------    ---------    ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator
  Net income (loss) (a)..............................   $(126,076)     $ 7,443      $43,890
Denominator:
  Basic
     Weighted average common shares..................      94,674       86,851       67,880
  Diluted
     Warrants (b)....................................          --        4,411       12,506
     Options (b).....................................          --          228          458
     Contingent shares (b)...........................          --          212          240
                                                        ---------      -------      -------
          Total......................................      94,674       91,702       81,084
                                                        =========      =======      =======
Basic EPS (a)........................................   $   (1.33)     $  0.09      $  0.65
                                                        =========      =======      =======
Diluted EPS (a)......................................   $   (1.33)     $  0.08      $  0.54
                                                        =========      =======      =======
Pro forma (loss) income data -- unaudited (a):
  Pro forma net income (loss)........................   $(126,076)     $ 5,681      $42,123
                                                        =========      =======      =======
  Basic EPS..........................................   $   (1.33)     $  0.07      $  0.62
                                                        =========      =======      =======
  Diluted EPS........................................   $   (1.33)     $  0.06      $  0.52
                                                        =========      =======      =======

- ---------------

(a) Pro forma income (loss) data from continuing operations reflects pro forma tax adjustments for acquisitions accounted for under the pooling-of-interests transactions that were not subject to income taxes.

(b) The effect of the incremental shares from warrants, options, and contingent shares of 325 in 2000 have been excluded from diluted weighted average shares, as the net loss for the period would cause the incremental shares to be antidilutive.

     Basic earnings (loss) per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for the years 1999 and 1998 were determined on the assumption that the options, warrants and contingent shares were exercised or earned at the beginning of the period, or at time of issuance, if later.

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

     During 2000, CBIZ reduced approximately $8.4 million of accruals for non-cancellable lease obligations and severance obligations due to changes in the consolidation and integration plan.

     During 1999, CBIZ provided aggregate consideration of $0.5 million in the form of notes payable (to mature within one year at a specified time) in lieu of cash in conjunction with two purchases of client lists.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     During 1998, CBIZ provided aggregate consideration of $18 million in the form of notes payable in early 1999 in lieu of cash in conjunction with two purchase acquisitions. In addition, CBIZ received a $3 million note receivable in connection with the sale of M&N Risk Management and M&N Enterprise, Inc.

     Cash paid during the year for (in thousands):

                                                         2000       1999       1998
                                                        -------    -------    -------
     Interest.........................................  $12,156    $ 6,813    $ 2,590
                                                        =======    =======    =======
     Income taxes.....................................  $ 2,540    $39,521    $18,635
                                                        =======    =======    =======

12. RELATED PARTIES

     A number of the businesses acquired since October 1996 are located in properties owned indirectly by and leased from persons employed by CBIZ. In the aggregate, CBIZ paid approximately $1.5 million and $2.1 million under such leases in 2000 and 1999, respectively, which were at competitive market rates.

     A director of CBIZ is a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Akin, Gump performed legal work for CBIZ during 2000 for which the firm received approximately $116,000 from CBIZ.

     CBIZ and/or its subsidiaries maintain joint-referral relationships and service agreements with licensed CPA firms under which CBIZ subsidiaries provide administrative services (including office, bookkeeping, accounting, and other administrative services, preparing marketing and promotion materials, and leasing of administrative and professional staff) in exchange for a fee.

13. DIVESTITURES

     In April 1999, Century adopted a formal plan to divest its risk-bearing specialty insurance segment, which was no longer part of CBIZ's strategic long-term growth objectives. The risk-bearing specialty insurance segment, which included Century Surety Company, Evergreen National Indemnity Company, and Continental Heritage Insurance Company, was reported as a discontinued operation and its net assets and results of operations were reported separately in the consolidated financial statements.

     In June 2000, CBIZ announced that it had entered into a binding agreement for the sale of its risk-bearing specialty insurance segment, as well as American Inspection and Audit Services, Inc. and CSC Insurance Agency, Inc. (collectively, the Divested Entities) with Avalon National Corporation (ANC) for $31 million, subject to regulatory approval. In July 2000, ANC assigned its rights under the purchase agreement to Pro Finance Holdings Corporation, (which is a consortium of financial entities), and certain former members of CBIZ's management.

     In October 2000, CBIZ renegotiated the aforementioned sale agreement with Pro Finance Holding Corporation. In consideration for a $2.0 million reduction in sale proceeds, CBIZ was able to restructure the agreement for tax purposes that provided CBIZ a significant tax benefit. Furthermore, the sale proceeds were reduced by an additional $1.0 million due to severance and bonus payments due at the Divested Entities. Accordingly, in October 2000, CBIZ completed the sale of the Divested Entities for $28 million.

     During fiscal 2000, CBIZ recorded a charge of $31.6 million related to a) the divestiture of three business units previously announced in December 1999,
b) the sale of CBIZ's franchise operations announced on November 2, 2000, and c) loss related to the planned divestiture of two additional business units to be completed in 2001. The components of the charge recorded in fiscal 2000 are provided below:

          - In the fourth quarter of 2000, CBIZ completed the sale of its franchise operation, Century Small Business Solutions, Inc. Proceeds from the were $5.4 million, which resulted in loss on sale of approximately $3.8 million.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

          - In the fourth quarter of 2000, CBIZ identified two business units to be divested, the expected proceeds from which are $15.5 million (comprised of $9.5 million in cash and a $6.0 million contingent note). Based on the expected proceeds from these sales, CBIZ recorded a loss on sale of approximately $27.2 million.

          - In the first quarter of 2000, CBIZ completed the divestiture of three business units that were previously announced in December 1999 (see below) for an aggregate purchase price of $1.2 million, resulting in an additional write-down of $0.6 million.

     In December 1999, CBIZ announced the divestiture of four smaller non-core business units. The assets of these businesses were written down to net realizable value (based on estimated sales proceeds), and resulted in an estimated loss of approximately $7.1 million which is included in loss on sale of operations in the accompanying consolidated statements of operations.

     In December 1998, CBIZ sold M&N Risk Management, Inc. and M&N Enterprises, Inc. for cash and notes, resulting in a gain of approximately $1.5 million which is included in gain on sale of operations in the accompanying consolidated statements of operations.

14. CHANGE IN ACCOUNTING PRINCIPLE

     During the fourth quarter of 2000, CBIZ adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognized in Financial Statements." SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. In light of the guidance given by SAB 101 and the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000, CBIZ changed certain revenue recognition policies effective January 1, 2000.

     Due to this change, CBIZ recorded a cumulative adjustment in the first quarter 2000 of $11.9 million (net of tax benefit of $7.9 million). The impact in 2000 of adopting SAB 101 resulted in a reduction in revenue of approximately $18.2 million, a reduction in operating expenses of approximately $11.4 million, and an increase in pretax loss from continuing operations (before cumulative effect of accounting change) of approximately $6.8 million. Prior to the issuance of SAB 101, CBIZ recorded revenue in a manner consistent with generally accepted accounting principles and industry practice. Based upon our review of SAB 101, CBIZ elected to change its revenue recognition policies for the following items.

          - Commissions revenue due from insurance carriers from single-premium bank-owned life insurance policies (BOLI) are recorded based on the amounts due at the time of sale, thereby eliminating a substantial portion of commission receivable and resulted in an increase in deferred tax assets. Prior to SAB 101, CBIZ accrued for commission revenue from BOLI products based on the estimated commission to be received over the life of the insurance policy.

          - Commission revenue contingent on meeting volume-based bonus levels are recorded at the earlier of notification from the carrier or receipt of payment. Prior to SAB 101, CBIZ accrued for such commission revenue periodically based on the probability of meeting or exceeding the required threshold.

          - Revenue related to CBIZ's physician practice management services are recorded once payment is received for our client by the third-party payor, thereby eliminating unbilled receivables and resulted in an increase in deferred tax assets. Prior to SAB 101, CBIZ recognized revenue as services were provided to the client.

          - Commission revenue at certain wholesale insurance businesses is reported net of sub-broker commissions, thereby reducing revenue and operating expense proportionately. Prior to SAB 101, commission revenue recognized at these units was reported on a "gross" basis.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Adoption of the aforementioned revenue recognition policies retroactive to 1999 and 1998 would have produced the following pro forma results (in thousands, except per share amounts):

                                                               1999      1998
                                                              ------    -------
AS REPORTED:
Net income before change in accounting principle............  $7,443    $43,890
Net income per share, basic.................................  $ 0.09    $  0.65
Net income per share, diluted...............................  $ 0.08    $  0.54

PRO FORMA:
Net income assuming new accounting principle is applied
  retroactively.............................................  $2,571    $42,224
Net income per share, basic.................................  $ 0.03    $  0.62
Net income per share, diluted...............................  $ 0.03    $  0.52

     CBIZ recognized $10.1 million of revenue in 2000 which was included as a component of the cumulative effect of a change in accounting principle.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal years 2000 and 1999. The sum of the quarterly earnings (loss) per share amounts may not equal the annual amount due to changes in the number of shares outstanding during the year. CBIZ has included the following information below to demonstrate the effect on the first, second and third quarters of fiscal year 2000 as if the provisions of SAB No. 101 (See Note 14, Change in Accounting Principle), had been applied as of the beginning of the fiscal year (in thousands, except per share amounts):

                                                                       2000
                                         ----------------------------------------------------------------
                                           RESTATED         RESTATED         RESTATED
                                           MARCH 31,        JUNE 30,         SEPT. 30,        DEC. 31,
                                         -------------    -------------    -------------    -------------
Revenues...............................    $170,469         $144,873         $132,623         $ 119,850
                                           ========         ========         ========         =========
Income (loss) from continuing
  operations...........................    $ 10,013         $  1,287         $ (3,681)        $(114,879)
Income (loss) from discontinued
  operations...........................      (1,083)          (9,098)             784             2,486
Cumulative effect of accounting
  change...............................     (11,905)              --               --                --
                                           --------         --------         --------         ---------
Net loss...............................    $ (2,975)        $ (7,811)        $ (2,897)        $(112,393)
                                           ========         ========         ========         =========
Earnings (loss) per share:
  Basic --
     Continuing operations.............    $   0.11         $   0.01         $  (0.04)        $   (1.21)
     Discontinued operations...........       (0.01)           (0.09)            0.01              0.03
     Cumulative Effect.................       (0.13)              --               --                --
                                           --------         --------         --------         ---------
     Net loss..........................    $  (0.03)        $  (0.08)        $  (0.03)        $   (1.18)
                                           ========         ========         ========         =========
Earnings (loss) per share:
  Diluted --
     Continuing operations.............    $   0.11         $   0.01         $  (0.04)        $   (1.21)
     Discontinued operations...........       (0.01)           (0.09)            0.01              0.03
     Cumulative Effect.................       (0.13)              --               --                --
                                           --------         --------         --------         ---------
     Net loss..........................    $  (0.03)        $  (0.08)        $  (0.03)        $   (1.18)
                                           ========         ========         ========         =========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                                                       2000
                                         ----------------------------------------------------------------
                                           RESTATED         RESTATED         RESTATED
                                           MARCH 31,        JUNE 30,         SEPT. 30,        DEC. 31,
                                         -------------    -------------    -------------    -------------
Pro forma earnings (loss) per share
  (from continuing operations):
  Basic................................    $   0.11         $   0.01         $  (0.04)        $   (1.21)
                                           ========         ========         ========         =========
  Diluted..............................    $   .011         $   0.01         $  (0.04)        $   (1.21)
                                           ========         ========         ========         =========
Basic shares...........................      93,218           93,264           93,645            94,697
                                           ========         ========         ========         =========
Diluted shares.........................      94,516           94,938           94,345            94,697
                                           ========         ========         ========         =========

                                                                       2000
                                         ----------------------------------------------------------------
                                         AS PREVIOUSLY    AS PREVIOUSLY    AS PREVIOUSLY
                                           REPORTED         REPORTED         REPORTED
                                           MARCH 31,        JUNE 30,         SEPT. 30,        DEC. 31,
                                         -------------    -------------    -------------    -------------
Revenues...............................    $172,120         $148,264         $139,434         $ 119,850
                                           ========         ========         ========         =========
Income (loss) from continuing
  operations...........................    $ 10,380         $  1,473         $ (1,419)        $(114,878)
Income (loss) from discontinued
  operations...........................      (1,083)          (9,098)             784             2,486
                                           --------         --------         --------         ---------
Net income (loss)......................    $  9,297         $ (7,625)        $   (635)        $(112,392)
                                           ========         ========         ========         =========
Earnings (loss) per share:
  Basic --
     Continuing operations.............    $   0.11         $   0.02         $  (0.02)        $   (1.21)
     Discontinued operations...........       (0.01)           (0.10)            0.01              0.03
                                           --------         --------         --------         ---------
     Net income (loss).................    $   0.10         $  (0.08)        $  (0.01)        $   (1.18)
                                           ========         ========         ========         =========
Earnings (loss) per share:
  Diluted --
     Continuing operations.............    $   0.11         $   0.02         $  (0.02)        $   (1.21)
     Discontinued operations...........       (0.01)           (0.10)            0.01              0.03
                                           --------         --------         --------         ---------
     Net income (loss).................    $   0.10         $  (0.08)        $  (0.01)        $   (1.18)
                                           ========         ========         ========         =========
Pro forma earnings (loss) per share
  (from continuing operations):
     Basic.............................    $   0.11         $   0.02         $  (0.02)        $   (1.21)
                                           ========         ========         ========         =========
     Diluted...........................    $   0.11         $   0.02         $  (0.02)        $   (1.21)
                                           ========         ========         ========         =========
Basic shares...........................      93,218           93,264           93,645            94,697
                                           ========         ========         ========         =========
Diluted shares.........................      94,516           94,938           94,345            94,697
                                           ========         ========         ========         =========

                                                                       1999
                                         ----------------------------------------------------------------
                                           RESTATED         RESTATED         RESTATED         RESTATED
                                           MARCH 31,        JUNE 30,         SEPT. 30,        DEC. 31,
                                         -------------    -------------    -------------    -------------
Revenues...............................    $134,309         $128,833         $131,841         $ 129,716
                                           ========         ========         ========         =========
Income (loss) from continuing
  operations...........................    $ 14,572         $ 14,404         $ 11,447         $ (33,865)
Income (loss) from discontinued
  operations...........................         706              163           (1,417)           (3,439)
                                           --------         --------         --------         ---------
Net income (loss)......................    $ 15,278         $ 14,567         $ 10,030         $ (37,304)
                                           ========         ========         ========         =========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                                                       1999
                                         ----------------------------------------------------------------
                                           RESTATED         RESTATED         RESTATED         RESTATED
                                           MARCH 31,        JUNE 30,         SEPT. 30,        DEC. 31,
                                         -------------    -------------    -------------    -------------
Earnings (loss) per share:
  Basic --
     Continuing operations.............    $   0.18         $   0.17         $   0.14         $   (0.37)
     Discontinued operations...........        0.01               --            (0.02)            (0.04)
                                           --------         --------         --------         ---------
     Net income (loss).................    $   0.19         $   0.17         $   0.12         $   (0.41)
                                           ========         ========         ========         =========
Earnings (loss) per share:
  Diluted --
     Continuing operations.............    $   0.16         $   0.16         $   0.13         $   (0.37)
     Discontinued operations...........        0.01               --            (0.02)            (0.04)
                                           --------         --------         --------         ---------
     Net income (loss).................    $   0.17         $   0.16         $   0.11         $   (0.41)
                                           ========         ========         ========         =========
Pro forma earnings (loss) per share
  (from continuing operations):
  Basic................................    $   0.18         $   0.16         $   0.13         $   (0.37)
                                           ========         ========         ========         =========
  Diluted..............................    $   0.17         $   0.15         $   0.12         $   (0.37)
                                           ========         ========         ========         =========
Basic shares...........................      80,732           84,071           87,014            92,095
                                           ========         ========         ========         =========
Diluted shares.........................      88,199           90,632           94,011            92,095
                                           ========         ========         ========         =========

                                                                        1999
                                          ----------------------------------------------------------------
                                          AS PREVIOUSLY    AS PREVIOUSLY    AS PREVIOUSLY    AS PREVIOUSLY
                                            REPORTED         REPORTED         REPORTED         REPORTED
                                            MARCH 31,        JUNE 30,         SEPT. 30,        DEC. 31,
                                          -------------    -------------    -------------    -------------
Revenues................................    $138,372         $132,252         $138,119         $137,650
                                            ========         ========         ========         ========
Income (loss) from continuing
  operations............................    $ 15,192         $ 14,471         $ 13,081         $(31,314)
Income (loss) from discontinued
  operations............................         706              163           (1,417)          (3,439)
                                            --------         --------         --------         --------
Net income (loss).......................    $ 15,898         $ 14,634         $ 11,664         $(34,753)
                                            ========         ========         ========         ========
Earnings (loss) per share:
  Basic --
     Continuing operations..............    $   0.19         $   0.17         $   0.15         $  (0.34)
     Discontinued operations............        0.01             0.00            (0.02)           (0.04)
                                            --------         --------         --------         --------
     Net income (loss)..................    $   0.20         $   0.17         $   0.13         $  (0.38)
                                            ========         ========         ========         ========
Earnings (loss) per share:
  Diluted --
     Continuing operations..............    $   0.17         $   0.16         $   0.14         $  (0.34)
     Discontinued operations............        0.01               --            (0.02)           (0.04)
                                            --------         --------         --------         --------
     Net income (loss)..................    $   0.18         $   0.16         $   0.12         $  (0.38)
                                            ========         ========         ========         ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                                                        1999
                                          ----------------------------------------------------------------
                                          AS PREVIOUSLY    AS PREVIOUSLY    AS PREVIOUSLY    AS PREVIOUSLY
                                            REPORTED         REPORTED         REPORTED         REPORTED
                                            MARCH 31,        JUNE 30,         SEPT. 30,        DEC. 31,
                                          -------------    -------------    -------------    -------------
Pro forma earnings (loss) per share
  (from continuing operations):
  Basic.................................    $   0.18         $   0.16         $   0.15         $  (0.34)
                                            ========         ========         ========         ========
  Diluted...............................    $   0.17         $   0.15         $   0.14         $  (0.34)
                                            ========         ========         ========         ========
Basic shares............................      80,732           84,071           87,014           92,095
                                            ========         ========         ========         ========
Diluted shares..........................      88,199           90,632           94,011           92,095
                                            ========         ========         ========         ========

     Certain fourth quarter adjustments were made in 2000 and 1999 that are significant to the quarter and to comparisons between quarters. Presented below are the approximate amounts of adjustments that are the result of fourth quarter events and their effects recorded in the fourth quarter. The following table summarizes certain fourth quarter events discussed below that contributed to CBIZ's net loss reported in the fourth quarter of 2000 and 1999, respectively:

                                                                2000       1999
                                                              --------    -------
SAB 101 adjustments:
  Reduction of revenue......................................  $  6,268    $    --
  Reduction of expense......................................    (4,192)        --
                                                              --------    -------
     Subtotal...............................................  $  2,076    $    --
Consolidation and integration charges:
  Lease consolidation.......................................  $  2,395    $ 9,400
  Severance.................................................       905      4,800
  Shared services...........................................        --      2,500
  Other consolidation related charges.......................       651         --
                                                              --------    -------
     Subtotal...............................................  $  3,951    $16,700
Other charges:
  Effect of change in goodwill amortization period to 15
     years..................................................        --      4,200
  Goodwill impairment.......................................    48,198         --
  Additional accounts receivable reserves and write-off's...    16,083      3,800
  Loss on sale of operations................................    31,000      7,067
  Note impairment...........................................     1,640      8,952
  Litigation and other asset impairment.....................    14,978      3,600
                                                              --------    -------
     Total..................................................  $117,926    $44,319
                                                              ========    =======

     During the fourth quarter of 2000, CBIZ adopted SAB 101 which resulted in a change in accounting policy at certain business units. The change in accounting policy resulted in a $6.3 million and $18.1 million reduction of revenue for the three and twelve-month periods ended December 31, 2000. See note 14 to the consolidated financial statements.

     In connection with management's continual evaluation of the recoverability of goodwill and other long-lived assets, management considers in its evaluation, amongst other things, historical and projected operating performance of each business unit. Accordingly, and in connection with our fourth-quarter evaluation, management concluded that the goodwill associated with eleven business units was no longer recoverable through future operations based on a recent deterioration in current and projected operating performance at such units and

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES accordingly, an impairment charge of approximately $48.2 million was required to write-down such goodwill to estimated fair value.

     During the latter half of 2000, CBIZ experienced significant disruption and management turnover at certain business units, which resulted in a deterioration of our accounts receivable portfolio in the fourth quarter of 2000. As a result, an extensive review was performed of all past due items in the fourth quarter, which resulted in a write-off of approximately $8.8 million of accounts receivable, and an increase in the allowance for doubtful accounts by approximately $7.3 million.

     CBIZ recorded a loss on sale of operations of $31.0 million in the fourth quarter of 2000, as compared to $7.1 million for the year ended December 31, 1999. Such charges in 2000 are the result of a) the sale of CBIZ's franchise operations announced on November 2, 2000 at a loss of $3.8 million, and b) the loss related to the planned divestiture of two additional business units to be completed in 2001 of $27.2 million.

     Litigation and other asset impairment recorded in the fourth quarter 2000 are primarily comprised of litigation matters that were either settled or reserved for (see Note 7 regarding legal proceedings); asset impairment and write-downs in connection with closing the operations in Toronto, Canada and strategic changes in the business.

     During the fourth quarter of 1999, CBIZ's Board of Directors approved a plan to consolidate several of its operations in multi-office markets and integrate certain back-office functions into a shared-services center. The plan includes the consolidation of at least 60 office locations, the elimination of more than 200 positions (including Corporate), and the divestiture of four small, non-core businesses. Pursuant to the plan, CBIZ recorded a consolidation and integration charge of $27.4 million, of which $13.9 million is included in operating expense, $7.1 million is included in loss on sale of operations, and $6.4 million is included in corporate general and administrative expense in the consolidated statements of operations. (See note 16 to the consolidated financial statements).

     CBIZ also announced that it would shorten its goodwill amortization period from periods up to 40 years to periods up to 15 years, beginning October 1, 1999. In addition, CBIZ became aware of circumstances which led management to conclude that the collateral (i.e., guarantees from third parties) associated with notes received in connection with a transaction previously accounted for as a discontinued operation in 1997 were impaired, and accordingly, recorded a reserve at December 31, 1999 to adjust such to net realizable value.

16. CONSOLIDATION AND INTEGRATION CHARGES

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Consolidation and integration reserve balances as of December 31, 1999, activity during the twelve-month period ended December 31, 2000, and the remaining reserve balances as of December 31, 2000, were as follows (in thousands):

                                                                  LEASE        SEVERANCE &
                                                              CONSOLIDATION     BENEFITS
                                                              -------------    -----------
Reserve balance at December 31, 1999........................     $9,400          $ 4,150
  Amounts adjusted to income (1)............................     (5,901)          (2,445)
  Payments..................................................       (656)          (1,256)
                                                                 ------          -------
Reserve balance at December 31, 2000........................     $2,843          $   449
                                                                 ======          =======

- ---------------

(1) Amounts adjusted to income are included in operating expense and corporate general and administrative expense in the accompanying consolidated statement of operations for the twelve-month period ended December 31, 2000. See the table below for the respective amounts recorded in each line item.

     As a result of executive management changes (including the replacement of Century's President and Chief Operating Officer) and certain strategic changes in the first quarter of fiscal 2000, Century revisited the extent of its planned integration and consolidation initiatives and extended the timing of certain office consolidations beyond one year. Century's Board of Directors approved the revision to the plan on March 31, 2000. Accordingly, Century reduced approximately $4.4 million and $1.4 million of accruals originally provided for in the plan related to the aforementioned noncancellable lease obligations and severance obligations, respectively. During the third quarter of 2000, Century reduced the lease accrual by $1.5 million for the planned consolidation in the Philadelphia market place that has been postponed. Severance amounts of $1.1 million were reversed during the third quarter, representing several business managers originally accrued for in the plan, which were either not terminated or did not receive a severance package.

     During 2000, the consolidation of offices in Atlanta, Dallas, Orlando, and Phoenix were completed, with the remaining planned consolidations in progress.

     In addition to the consolidation activity described above that relates to the original accrual, CBIZ has incurred expenses related to noncancellable lease obligations related to consolidations in other markets, abandonment of leases, and severance obligations related to these consolidations, as well as expense-reduction initiatives. In the fourth quarter of 2000, expenses were incurred related to the consolidation of two operating units in the Los Angeles market place. Also, CBIZ incurred costs (net of sublease income) related to abandonment of lease space in Philadelphia and Columbia, Maryland.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Consolidation and integration charges incurred for the twelve months ended December 31, 2000, were as follows (in thousands):

                                                                             CORPORATE
                                                              OPERATING      GENERAL &
                                                               EXPENSE     ADMINISTRATIVE
                                                              ---------    --------------
Consolidation and integration charges not in original plan:
  Severance expense.........................................   $1,767         $ 3,255
  Lease consolidation and Abandonment.......................    3,214              64
  Shared service and consolidation..........................      963             626
  Write-down of non-core businesses.........................    1,015              --
                                                               ------         -------
     Subtotal...............................................   $6,959         $ 3,945
Consolidation and integration charges in original plan:
  Adjustment to lease accrual...............................   (5,901)             --
  Adjustment to severance accrual...........................      (64)         (2,381)
                                                               ------         -------
          Total consolidation and integration charges.......   $  994         $ 1,564
                                                               ======         =======

17. SEGMENT DISCLOSURES

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting selected information about operating segments, products and services, geographic areas and major customers.

     CBIZ's business units have been aggregated into four reportable segments: business solutions; benefits and insurance; performance consulting and technology solutions services. The business units have been aggregated based on the following factors: the products and services are similar, the services are provided to the same customers, and the long term financial performance of these units is affected by similar economic conditions, in addition to considering the regulatory environment of the insurance segment.

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

     Corporate and other charges represent costs at the corporate office that are not allocated to the business units, which includes goodwill amortization for all acquisitions accounted for under the purchase method of accounting. Also included in corporate and other are consolidation and integration charges of approximately $21.1 million during 1999. See Note 15 to the consolidated financial statements.

     CBIZ operates in the United States and Toronto, Canada and there is no one customer that represents a significant portion of sales.

     In November 2000, CBIZ changed its structure from four divisions to three divisions: Business Solutions, Benefits and Insurance, and National Practices. The performance consulting and technology solutions divisions were merged into the National Practices division, and certain business units that formerly reported under Business Solutions and Benefits and Insurance have also been moved to the National Practices division, as these units have a national platform to provide services to customers. CBIZ decided to begin managing the business according to

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES these new divisions effective in November 2000, although the financial reports will not be fully functional until January 1, 2001. Therefore, the segment disclosures below depicts the business under four reportable segments, as previously reported.

     Segment information for the years ended December 31, 2000, 1999, and 1998 was as follows (in thousands):

                             -------------------------------------------------------------------------
                                                               2000
                             -------------------------------------------------------------------------
                             BUSINESS    BENEFITS &   PERFORMANCE   TECHNOLOGY   CORPORATE
                             SOLUTIONS   INSURANCE    CONSULTING    SOLUTIONS    AND OTHER     TOTAL
                             ---------   ----------   -----------   ----------   ---------   ---------
Revenue....................  $341,318     $168,032      $18,081      $40,384     $           $ 567,815
Operating..................   306,654      141,033       13,782       42,901         5,659     510,029
Corporate gen. and admin...        --           --           --           --        24,694      24,694
Depreciation and
  amortization.............     6,910        3,336          174          502        33,413      44,335
Goodwill impairment........        --           --           --           --        48,198      48,198
Interest expense...........       389          204            8           12        11,500      12,113
Loss on sale of
  operations...............     1,161           --           --           --        30,415      31,576
Other (income) expense,
  net......................      (626)       1,966          (27)          (9)        6,205       7,509
Income (loss) from
  continuing operations
  before income taxes......    26,830       21,493        4,144       (3,022)     (160,084)   (110,639)

                             ------------------------------------------------------------------------
                                                               1999
                             ------------------------------------------------------------------------
                             BUSINESS    BENEFITS &   PERFORMANCE   TECHNOLOGY   CORPORATE
                             SOLUTIONS   INSURANCE    CONSULTING    SOLUTIONS    AND OTHER    TOTAL
                             ---------   ----------   -----------   ----------   ---------   --------
Revenue....................  $314,079     $172,059      $19,631      $40,624     $      --   $546,393
Operating..................   256,099      133,832       12,390       39,063        12,667    454,051
Corporate gen. and admin...        --           --           --           --        19,138     19,138
Merger-related.............        --           --           --           --         5,789      5,789
Depreciation and
  amortization.............    17,738        3,418          121          382         1,811     23,470
Interest expense...........       895          365           30          232         5,080      6,602
Loss on sale of
  operations...............        --        1,126           --           --         5,941      7,067
Other (income) expense,
  net......................      (955)      (2,194)         (30)        (451)        8,027      4,397
Income (loss) from
  continuing operations
  before income taxes......    40,302       35,512        7,120        1,398       (58,453)    25,879

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                             ------------------------------------------------------------------------
                                                               1998
                             ------------------------------------------------------------------------
                             BUSINESS    BENEFITS &   PERFORMANCE   TECHNOLOGY   CORPORATE
                             SOLUTIONS   INSURANCE    CONSULTING    SOLUTIONS    AND OTHER    TOTAL
                             ---------   ----------   -----------   ----------   ---------   --------
Revenue....................  $150,333     $150,763      $14,637      $43,735     $      --   $359,468
Operating..................   114,563      114,930        8,245       39,433         5,503    282,674
Corporate gen. and admin...        --           --           --           --         5,155      5,155
Merger-related.............        --           --           --           --         4,535      4,535
Depreciation and
  amortization.............     2,264        3,093           83          311         5,323     11,074
Interest expense...........       245          888           --          260         1,848      3,241
Gain on sale of
  operations...............        --           --           --           --        (1,450)    (1,450)
Other income, net..........      (241)      (1,385)         (10)        (124)       (1,601)    (3,361)
Income (loss) from
  continuing operations
  before income taxes......    33,502       33,237        6,319        3,855       (19,313)    57,600

18. SUBSEQUENT EVENTS

     On March 30, 2001, CBIZ completed an amendment to its original credit facility. The amendment takes into account the fourth quarter 2000 charges incurred as discussed in note 15 to the consolidated financial statements. Significant changes to the amendment are the following:

        - The credit facility was reduced from $172 million to $140 million;

        - Covenant resets were completed for the minimum consolidated net worth requirement, consolidated leverage ratio and minimum interest coverage ratio;

        - A covenant measuring EBITDA versus operating plan was added to the amendment;

        - The applicable margin pertaining to interest rates, was increased by 100 basis points at the highest level on the pricing grid; and

        - The maturity date was changed from August 2004 to August 2003.

     As a result of the amendment, CBIZ was in compliance with all of its debt covenants as of December 31, 2000.

     On January 31, 2001, CBIZ completed the sale of Employers Select Plan Agency of Ohio, Inc. for $1.5 million in cash, and St. James General Agency, Inc. for $350,000 in cash. Net proceeds from these sales were used for debt reduction.

     On February 26, 2001, CBIZ settled all litigation involving CBIZ E-Solutions, Inc. and Century Business Solutions, Inc. v. Paven R. Bratch, et al. See note 7 to the consolidated financial statements for additional information.

19. DISCONTINUED OPERATIONS

     In April 1999, Century adopted a formal plan to divest its risk-bearing specialty insurance segment, which was no longer part of CBIZ's strategic long-term growth objectives. The risk-bearing specialty insurance segment, which included Century Surety Company, Evergreen National Indemnity Company, and Continental Heritage Insurance Company, was reported as a discontinued operation and its net assets and results of operations were reported separately in the consolidated financial statements.

     In June 2000, CBIZ announced that it had entered into a binding agreement for the sale of its risk-bearing specialty insurance segment, as well as American Inspection and Audit Services, Inc. and CSC Insurance Agency, Inc. (collectively, the Divested Entities) with Avalon National Corporation (ANC) for $31 million, subject to regulatory approval. In July 2000, ANC assigned its rights under the purchase agreement to Pro

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

Finance Holdings Corporation, (which is a consortium of financial entities), and certain former members of CBIZ's management.

     In October 2000, CBIZ renegotiated the aforementioned sale agreement with Pro Finance Holding Corporation. In consideration for a $2.0 million reduction in sale proceeds, CBIZ was able to restructure the agreement for tax purposes that provided CBIZ a significant tax benefit. Furthermore, the sale proceeds were reduced by an additional $1.0 million due to severance and bonus payments due at the Divested Entities. Accordingly, in October 2000, CBIZ completed the sale of the Divested Entities for $28 million.

     The following information represents the required disclosures for the Divested Entities at December 31, 1999 and 1998, and for the years then ended. Assets and liabilities are included in net assets of discontinued operations in the accompanying consolidated balance sheets, and operating results are included in income (loss) from operations of discontinued business in the accompanying consolidated statements of operations.

     At December 31, 1999, the net assets of discontinued operations for the specialty insurance segment consisted primarily of the following (in thousands):

                                                                  1999
                                                                --------
Premium receivable..........................................    $ 10,800
Investments:
  Fixed maturities..........................................       5,896
  Securities available for sale.............................      74,724
  Mortgage loans............................................          --
  Short-term investments....................................       5,713
                                                                --------
     Total investments......................................      86,333
                                                                --------
Deferred policy acquisition costs...........................       4,536
Reinsurance recoverables....................................      44,305
Other assets................................................      26,793
                                                                --------
Total assets................................................     172,767
                                                                --------
Losses and loss expenses payable............................      84,520
Unearned premiums...........................................      27,860
Other liabilities...........................................      23,574
                                                                --------
Total liabilities...........................................     135,954
                                                                --------
Net assets held for discontinued operations.................    $ 36,813
                                                                ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Operating results of the discontinued segment were as follows (in thousands):

                                                               1999       1998
                                                              -------    -------
Revenues:
  Premiums earned...........................................  $43,716    $44,896
  Net investment income.....................................    5,037      5,381
  Net gain (loss) on investments............................      (13)     3,001
  Other income..............................................      124      1,230
                                                              -------    -------
     Total revenues.........................................   48,864     54,508
Expenses:
  Loss and loss adjustments.................................   28,644     23,714
  Policy acquisition........................................   16,728     14,932
  Other, net................................................    7,810      5,286
  Depreciation and amortization.............................      346        421
                                                              -------    -------
     Total expenses.........................................   53,528     44,353
                                                              -------    -------
Income (loss) before taxes..................................   (4,664)    10,155
Income tax (benefit) expense................................   (1,068)     3,275
                                                              -------    -------
Income (loss) from discontinued operations..................   (3,596)     6,880
Loss from a previously discontinued operation, net of tax
  benefit...................................................       --         --
                                                              -------    -------
     Total (loss) income from discontinued operations.......  $(3,596)   $ 6,880
                                                              =======    =======
Loss on disposal, net of tax................................  $  (391)   $    --
                                                              =======    =======

INVESTMENTS

     The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1999 were as follows (in thousands):

                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                    COST         GAINS         LOSSES      FAIR VALUE
                                                  ---------    ----------    ----------    ----------
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies..........   $5,588         $10           $159         $5,439
  Corporate securities..........................      308          --             --            308
                                                   ------         ---           ----         ------
     Totals.....................................   $5,896         $10           $159         $5,747
                                                   ======         ===           ====         ======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The amortized cost and estimated fair value of securities available for sale at December 31, 1999 were as follows (in thousands):

                                                       GROSS         GROSS
                                                     UNREALIZED    UNREALIZED    ESTIMATED
                                   AMORTIZED COST      GAINS         LOSSES      FAIR VALUE
                                   --------------    ----------    ----------    ----------
Fixed Maturities:
U.S. Treasury securities and
  obligations of U.S. government
  agencies.......................     $ 4,192            $5          $   37       $ 4,160
Corporate securities.............      19,744            --           1,470        18,274
Municipal bonds..................      21,082            --             728        20,354
Mortgage-backed securities.......      16,473            --             970        15,503
Other asset-backed securities....      11,308             3             436        10,875
                                      -------            --          ------       -------
                                       72,799             8           3,641        69,166
Equity securities................       5,903             0             345         5,558
                                      -------            --          ------       -------
     Totals......................     $78,702            $8          $3,986       $74,724
                                      =======            ==          ======       =======

     Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and estimated fair value of fixed maturities held to maturity at December 31, 1999, by contractual maturity, were as follows (in thousands):

                                                         AMORTIZED    ESTIMATED
                                                           COST       FAIR VALUE
                                                         ---------    ----------
Due in one year or less................................   $  325        $  325
Due after one year through five years..................    5,495         5,337
Due after ten years....................................       76            85
                                                          ------        ------
                                                          $5,896        $5,747
                                                          ======        ======

     The amortized cost and estimated fair value of fixed maturities available for sale at December 31, 1999, by contractual maturity, were as follows (in thousands):

                                                         AMORTIZED    ESTIMATED
                                                           COST       FAIR VALUE
                                                         ---------    ----------
Due in one year or less................................   $ 1,506      $ 1,501
Due after one year through five years..................     9,732        9,373
Due after five years through ten years.................    27,457       25,831
Due after ten years....................................     6,323        6,083
                                                          -------      -------
                                                           45,018       42,788
Mortgage-backed securities.............................    16,473       15,503
Other asset-backed securities..........................    11,308       10,875
                                                          -------      -------
                                                          $72,799      $69,166
                                                          =======      =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Net investment income was as follows (in thousands):

                                                              1999      1998
                                                             ------    ------
Interest...................................................  $5,051    $5,309
Dividends..................................................     327       391
                                                             ------    ------
Total investment income....................................   5,378     5,700
Less: investment expense...................................    (341)     (319)
                                                             ------    ------
     Net investment income.................................  $5,037    $5,381
                                                             ======    ======

     Realized gains and losses on investments were are as follows (in thousands):

                                                              1999     1998
                                                              ----    ------
Realized gains:
  Available for sale:
     Fixed maturities.......................................  $ --    $1,511
     Equity securities......................................    --     1,760
                                                              ----    ------
       Total realized gains.................................  $ --    $3,271
                                                              ----    ------
Realized losses:
  Available for sale:
     Fixed maturities.......................................  $ 13    $   97
     Equity securities......................................    --       173
                                                              ----    ------
       Total realized losses................................    13       270
                                                              ----    ------
          Net realized (losses) gains on investments........  $(13)   $3,001
                                                              ====    ======

     The change in net unrealized appreciation (depreciation) of investments is summarized as follows (in thousands):

                                                            1999       1998
                                                           -------    -------
Available for sale:
  Fixed maturities.......................................  $(3,744)   $  (683)
  Equity securities......................................     (280)    (1,495)
                                                           -------    -------
                                                           $(4,024)   $(2,178)
                                                           =======    =======

     The components of unrealized appreciation (depreciation) on securities available for sale at December 31, 1999 and 1998 were as follows (in thousands):

                                                            1999       1998
                                                           -------    -------
Gross unrealized appreciation (depreciation).............  $(3,978)   $    46
Deferred income tax expense (benefit)....................    1,352        (16)
                                                           -------    -------
Net unrealized appreciation (depreciation)...............  $(2,626)   $    30
                                                           =======    =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     As a result of the adoption of SFAS 130 in 1998, reclassification adjustments related to gains on securities available for sale at December 31, 1999 and 1998 were as follows (in thousands):

                                                            1999       1998
                                                           -------    -------
Holding (losses) gains arising during the period.........  $(4,037)   $   823
Reclassification adjustments for losses (gains) realized
  in net income..........................................       13     (3,001)
                                                           -------    -------
  Other comprehensive loss...............................   (4,024)    (2,178)
  Income tax benefit.....................................   (1,368)      (602)
                                                           -------    -------
  Other comprehensive loss, net of tax...................  $(2,656)   $(1,576)
                                                           =======    =======

     Fixed maturities held to maturity and certificates of deposit with a carrying value of approximately $10,172,000 at December 31, 1999, were on deposit with regulatory authorities as required by law.

     The following methods and assumptions were used by CBIZ in estimating its fair value disclosures for financial instruments:

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

DEFERRED POLICY ACQUISITION COSTS

     At December 31, 1999 and 1998 changes in deferred policy acquisition costs were as follows (in thousands):

                                                            1999       1998
                                                          --------    -------
Balance, beginning of year..............................  $  5,746    $ 4,478
Policy acquisition costs deferred.......................    15,518     16,200
Amortized to expense during the year....................   (16,728)   (14,932)
                                                          --------    -------
Balance, end of year....................................  $  4,536    $ 5,746
                                                          ========    =======

REINSURANCE

     In the ordinary course of business, CBIZ assumed and ceded reinsurance with other insurers and reinsurers. These arrangements provide CBIZ with a greater diversification of business and generally limit the maximum net loss potential on large risks. Although the ceding of reinsurance did not discharge an insurer from its primary legal liability to a policyholder, the reinsuring company assumes the related liability. Excess of loss reinsurance contracts in effect through December 31, 1999 generally protected individual property losses over $200,000 and casualty losses over $200,000. Additionally, most contract surety business was reinsured on a 92.5% quota share basis of the first $500,000 in losses. Workers compensation business was 100% ceded on a quota share basis to reinsurers. Catastrophe coverage is also maintained.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The impact of reinsurance were as follows (in thousands):

                                                            1999       1998
                                                           -------    -------
Premiums written:
  Direct.................................................  $69,507    $54,458
  Assumed................................................   12,278     28,475
  Ceded..................................................  (41,240)   (34,836)
                                                           -------    -------
     Net.................................................  $40,545    $48,097
                                                           =======    =======
Premiums earned:
  Direct.................................................  $63,873    $53,127
  Assumed................................................   19,289     23,226
  Ceded..................................................  (39,446)   (31,457)
                                                           -------    -------
     Net.................................................  $43,716    $44,896
                                                           =======    =======
Losses and loss expense incurred:
  Direct.................................................  $44,120    $24,066
  Assumed................................................   17,920     18,056
  Ceded..................................................  (33,396)   (18,408)
                                                           -------    -------
     Net.................................................  $28,644    $23,714
                                                           =======    =======

     The reinsurance payables were $16,766,500 at December 31, 1999.

     Reinsurance recoverables were comprised of the following as of December 31, 1999 and 1998 (in thousands):

                                                            1999       1998
                                                           -------    -------
Recoverables on unpaid losses and loss expenses..........  $34,964    $16,438
Receivables on ceding commissions and other..............    3,817      5,365
Receivables on paid losses and expenses..................    5,524      2,115
                                                           -------    -------
                                                           $44,305    $23,918
                                                           =======    =======

     CBIZ evaluated the financial condition of its reinsurers and established a valuation allowance as reinsurance receivables were deemed uncollectible. During 1999, the majority of ceded amounts were ceded to General Insurance Company, Continental Casualty Company, Republic Western Insurance Company, American Reinsurance Company, Signet Star Reinsurance Company, and Underwriters Reinsurance Company. Century monitored concentrations of risks arising from similar geographic regions or activities to minimize its exposure to significant losses from catastrophic events.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

LIABILITY FOR LOSSES AND LOSS EXPENSE PAYABLE

     Activity in the liability for unpaid losses and loss expenses is summarized as follows (in thousands):

                                                            1999       1998
                                                           -------    -------
Balance at January 1.....................................  $60,994    $50,655
  Less: reinsurance recoverables, net....................  (16,438)    (8,256)
                                                           -------    -------
Net balance at January 1.................................   44,556     42,399
                                                           -------    -------
Incurred related to:
     Current year........................................   26,629     26,742
     Prior years.........................................    2,015     (3,028)
                                                           -------    -------
       Total incurred....................................   28,644     23,714
                                                           -------    -------
Paid related to:
     Current year........................................    8,773      7,918
     Prior years.........................................   14,871     13,639
                                                           -------    -------
       Total paid........................................   23,644     21,557
                                                           -------    -------
Net balance at December 31...............................   49,556     44,556
Plus: reinsurance recoverables, net......................   34,964     16,438
                                                           -------    -------
Balance at December 31...................................  $84,520    $60,994
                                                           =======    =======

     CBIZ experienced higher than anticipated ultimate losses on prior year. CBIZ's environmental exposure from continuing operations related primarily to its coverage of remediation related risks, thus management believes CBIZ's exposure to historic pollution situations is minimal.

     Ohio law limits the payment of dividends by an insurance company to its parent. The maximum dividend that may be paid without prior approval of the Director of Insurance is limited to the greater of the statutory net income of the preceding calendar year or 10% of total statutory surplus as of the prior December 31.

     The consolidated financial statements were prepared in accordance with generally accepted accounting principles (GAAP). CBIZ's insurance subsidiaries filed annual financial statements with the Ohio Department of Insurance and are prepared on the basis of accounting practices prescribed by such regulatory authorities, which differ from GAAP. Prescribed statutory accounting practices included a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not prescribed. All material transactions recorded by Century's insurance subsidiaries are in accordance with prescribed practices.

     In December 1993, the NAIC adopted the property and casualty Risk-Based Capital (RBC) formula. This model act requires every property and casualty insurer to calculate its total adjusted capital and RBC requirement, and provides for an insurance commissioner to intervene if the insurer experiences financial difficulty. The model act became law in Ohio in March 1996, states where certain subsidiaries of Century are domiciled. The RBC formula includes components for asset risk, liability risk, interest rate exposure and other factors. Century's insurance subsidiaries exceeded all required RBC levels as of December 31, 1999.

     The CSC Group's statutory net income for the years ended December 31, 1999 and 1998, was approximately $554,000 and $4,889,000, respectively. The statutory capital and surplus as of December 31, 1999 was approximately $29,512,000.

                        CENTURY BUSINESS SERVICES, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                 (IN THOUSANDS)

         COLUMN A               COLUMN B                     COLUMN C                   COLUMN D      COLUMN E
- ---------------------------  --------------   --------------------------------------   -----------   ----------
                                                           ADDITIONS
                                                 (1)          (2)           (3)
                               BALANCE AT     CHARGED TO    CHARGED                                   BALANCE
                              BEGINNING OF    COSTS AND     TO OTHER                   DEDUCTIONS/     AT END
                                 PERIOD        EXPENSES     ACCOUNTS    ACQUISITIONS   RECOVERIES    OF PERIOD
                             --------------   ----------   ----------   ------------   -----------   ----------
YEAR ENDED DECEMBER 31,
  2000
Allowance deducted from
  assets to which they
  apply:
Allowance for doubtful
  accounts.................      13,272         26,693        3,042            --        (20,851)      22,156
                                =======        =======       ======        ======       ========      =======

YEAR ENDED DECEMBER 31,
  1999
Allowance deducted from
  assets to which they
  apply:
Allowance for doubtful
  accounts.................       5,378          9,831        3,347         1,116         (6,400)      13,272
                                =======        =======       ======        ======       ========      =======

YEAR ENDED DECEMBER 31,
  1998
Allowance deducted from
  assets to which they
  apply:
Allowance for doubtful
  accounts.................     $ 1,472        $ 2,306       $   --        $3,257       $ (1,657)     $ 5,378
                                =======        =======       ======        ======       ========      =======

                        CENTURY BUSINESS SERVICES, INC.

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

            COLUMN A                COLUMN B        COLUMN C       COLUMN D      COLUMN E       COLUMN F
- ---------------------------------  -----------    -------------    --------    -------------    --------
                                                  FUTURE POLICY
                                    DEFERRED        BENEFITS,                  OTHER POLICY
                                     POLICY       LOSSES CLAIM                  CLAIMS AND
                                   ACQUISITION     AND LOSSES      UNEARNED      BENEFITS       PREMIUM
             SEGMENT                  COST           EXPENSE       PREMIUMS      PAYABLES       REVENUE
             -------               -----------    -------------    --------    -------------    --------
Year Ended:
  December 31, 1999..............    $4,536          $84,520       $27,860          N/A         $43,716
  December 31, 1998..............     5,746           60,994        29,236          N/A          44,896

                                    COLUMN G       COLUMN H        COLUMN I      COLUMN J     COLUMN K
                                   ----------    ------------    ------------    ---------    --------
                                                                 AMORTIZATION
                                                                 OF DEFERRED
                                      NET                           POLICY         OTHER       DIRECT
                                   INVESTMENT     LOSSES AND     ACQUISITION     OPERATING    PREMIUMS
                                     INCOME      LOSS EXPENSE       COSTS        EXPENSES     WRITTEN
                                   ----------    ------------    ------------    ---------    --------
Year Ended:
  December 31, 1999..............    $5,037        $28,644         $16,728        $7,810      $69,507
  December 31, 1998..............     5,381         23,714          14,932         5,286       54,458

                        CENTURY BUSINESS SERVICES, INC.

                           SCHEDULE IV -- REINSURANCE
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

          COLUMN A               COLUMN B      COLUMN C       COLUMN D       COLUMN E      COLUMN F
- -----------------------------  ------------    ---------    ------------    ----------    ----------
                                                                                          PERCENTAGE
                                                                                              OF
                                               CEDED TO     ASSUMED FROM                    AMOUNT
                                                 OTHER         OTHER                       ASSUMED
                               GROSS AMOUNT    COMPANIES     COMPANIES      NET AMOUNT      TO NET
                               ------------    ---------    ------------    ----------    ----------
Year Ended December 31, 1999
Property -- Casualty Earned
  Premiums...................    $63,873        $39,446       $19,289        $43,716         44.12%
Year Ended December 31, 1998

Property -- Casualty Earned
  Premiums...................     53,127         31,457        23,226         44,896         51.73%