Form 10-Q
period 2001-03-31
CENTURY BUSINESS SERVICES INC
filed 2001-05-15
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q
    (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           MARCH 31, 2001
                                -------------------------------

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the transition period from             Not Applicable              to
                                --------------------------------------

Commission file number        0-25890
                         ------------------


                         CENTURY BUSINESS SERVICES, INC.
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                   DELAWARE                                       22-2769024
---------------------------------------------      --------------------------------------
(State or Other Jurisdiction of Incorporation        (I.R.S. Employer Identification No.)
               or Organization)


6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio       44131
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


(Registrant's Telephone Number, Including Area Code)         216-447-9000
                                                      -------------------------


-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes    X      No
                                                       ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                            Outstanding at
         Class of Common Stock                              April 30, 2001
         ---------------------                              --------------

         Par value $.01 per share                             95,479,629
                                                              ----------

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION:                                                   Page

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets -
                  March 31, 2001 and December 31, 2000                                3

                  Condensed Consolidated Statements of Operations -
                  Three Months Ended March 31, 2001 and 2000                          4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2001 and 2000                          5

                  Notes to the Condensed Consolidated Financial Statements         6-11

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       11-13

          Item 3. Quantitative and Qualitative Information about Market Risk         13


PART II.  OTHER INFORMATION :

          Item 6. Exhibits and Reports on Form 8-K                                   13

          Signature                                                                  13


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                                               March 31,               DECEMBER 31,
                                                                                 2001                      2000
                                                                       --------------------     ---------------------
                                 ASSETS

Cash and cash equivalents                                                   $    7,998                 $  15,970
Restricted cash and funds held for clients                                      74,516                    80,590
Accounts receivable, less allowance for doubtful
    accounts of $20,159 and $22,156                                            172,231                   142,682
Notes receivable - current                                                         653                       667
Income taxes recoverable                                                             -                    22,519
Deferred income taxes                                                            6,062                     9,895
Other current assets                                                            13,657                    13,864
                                                                       --------------------     ---------------------
     Total current assets                                                      275,117                   286,187

Goodwill, net of accumulated amortization of
    $52,806 and $47,261                                                        273,808                   281,268
Property and equipment, net of accumulated
  depreciation of $33,074 and $29,813                                           59,043                    59,349
Notes receivable - non-current                                                   3,461                     3,564
Deferred income taxes - non-current                                              1,612                     2,028
Other assets                                                                    15,421                    17,098
                                                                       --------------------     ---------------------

    TOTAL ASSETS                                                            $  628,462                 $ 649,494
                                                                       ====================     =====================

                               LIABILITIES

Accounts payable                                                            $   34,587                 $  35,220
Income taxes payable                                                             1,612                         -
Notes payable and capitalized leases - current                                   3,875                     4,382
Client fund obligations                                                         32,592                    39,719
Accrued expenses                                                                38,705                    45,455
                                                                       --------------------     ---------------------
     Total current liabilities                                                 111,371                   124,776

Bank debt                                                                      100,000                   117,500
Notes payable and capitalized leases - non-current                               1,277                     1,432
Accrued expenses                                                                19,231                    18,848
                                                                       --------------------     ---------------------

    TOTAL LIABILITIES                                                          231,879                   262,556
                                                                       --------------------     ---------------------

                          STOCKHOLDERS' EQUITY
Capital stock                                                                      948                       947
Additional paid-in capital                                                     438,939                   438,681
Accumulated deficit                                                            (42,559)                  (51,906)
Treasury stock                                                                    (754)                     (754)
Other accumulated comprehensive income (loss)                                        9                      (30)
                                                                       --------------------     ---------------------

TOTAL STOCKHOLDERS' EQUITY                                                     396,583                   386,938
                                                                       --------------------     ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  628,462                 $ 649,494
                                                                       ====================     =====================


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)

                                                                        THREE MONTHS ENDED,
                                                                             MARCH 31,
                                                                        2001               2000
                                                                   ---------------   -----------------

Revenue                                                            $  162,375             170,468
Operating expenses                                                    122,258             127,362
                                                                 ---------------   -----------------
Gross margin                                                           40,117              43,106

Corporate general and administrative                                    5,150               8,519
Depreciation and amortization                                           9,772              10,764
                                                                 ---------------   -----------------
Operating income                                                       25,195              23,823

Other income (expense):
  Interest expense                                                     (2,549)             (2,695)
  Loss on sale of operations, net                                      (2,345)             (1,015)
  Other income, net                                                     1,148                 902
                                                                 ---------------   -----------------
    Total other expense                                                (3,746)             (2,808)

Income from continuing operations before
  income tax expense                                                   21,449              21,015

Income tax expense                                                     12,102              11,002
                                                                 ---------------   -----------------
Income from continuing operations                                       9,347              10,013

Income from operations of discontinued business,
  net of tax                                                                -                   5
    Loss on disposal of discontinued business, net of tax                   -              (1,088)
                                                                 ---------------   -----------------

Income before cumulative effect of change in accounting
  Principle                                                             9,347               8,930
Cumulative effect of a change in accounting principle,
  net of tax                                                                -             (11,905)
                                                                 ---------------   -----------------
Net income (loss)                                                  $    9,347              (2,975)
                                                                 ===============   =================

Earnings (loss) per share:
  Basic:
    Continuing operations                                          $     0.10                0.11
    Discontinued operations                                                 -               (0.01)
    Cumulative effect of change in accounting principle                     -               (0.13)
                                                                 ---------------   -----------------
    Net income (loss)                                              $     0.10               (0.03)
                                                                 ===============   =================

  Diluted:
    Continuing operations                                          $     0.10                0.11
    Discontinued operations                                                 -               (0.01)
    Cumulative effect of change in accounting principle                     -               (0.13)
                                                                 ---------------   -----------------
    Net income (loss)                                              $     0.10               (0.03)
                                                                 ===============   =================

Weighted-average common shares outstanding:
  Basic                                                                94,825              93,218
                                                                 ===============   =================
  Diluted                                                              95,301              94,516
                                                                 ===============   =================

See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                               ---------------------------------------------

                                                                                       2001                    2000
                                                                               ------------------      --------------------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES                   $   12,313                   (14,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from (additions to) notes receivable                                         117                      (925)
  Business acquisitions, net of cash acquired and contingent
    Consideration                                                                    (1,246)                   (3,163)
  Additions to property and equipment, net                                           (3,366)                   (8,927)
  Proceeds from dispositions of businesses                                            2,350                       698
                                                                               ------------               ------------
    Net cash used in investing activities                                            (2,145)                  (12,317)
                                                                               ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank debt                                                             9,500                    35,200
  Proceeds from notes payable and capitalized leases                                     55                     3,359
  Payment of bank debt                                                              (27,000)                  (20,700)
  Payment of notes payable and capitalized leases                                      (712)                   (2,360)
  Proceeds from stock issuances, net                                                     17                        17
                                                                               ------------               ------------
    Net cash provided by (used in) financing activities                             (18,140)                   15,516
                                                                               ------------               ------------

Net decrease in cash and cash equivalents                                            (7,972)                  (11,095)
Cash and cash equivalents at beginning of period                                     15,970                    24,740
                                                                               ------------               ------------
    Cash and cash equivalents at end of period                                   $    7,998                    13,645
                                                                               ============               ============

See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries (CBIZ) as of March 31, 2001 and December 31, 2000, and the results of their operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q, and accordingly do not include all disclosures required by generally accepted accounting principles. The December 31, 2000 condensed consolidated balance sheet was derived from CBIZ's audited consolidated balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in CBIZ's annual report on Form 10-K for the year ended December 31, 2000.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

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

     As part of its payroll and payroll tax filing services, CBIZ is engaged in the preparation of payroll checks, federal, state, and local payroll tax returns, and the collection and remittance of payroll obligations. In relation to its payroll services, CBIZ collects payroll funds from its client's account in advance of paying the client's employees. Likewise, for its payroll tax filing services, CBIZ collects payroll taxes from its clients in advance of paying the various taxing authorities. Those funds that are collected before they are due are invested in short-term investment grade instruments. The funds held for clients and the related client fund obligations are included in the condensed consolidated balance sheets as current assets and current liabilities, respectively. The amount of collected but not yet remitted funds for CBIZ's payroll and tax filing services varies significantly during the year.

     For its insurance business, funds on deposit from clients pertains to the administering and settling of claims, and the pass through of insurance premiums to the carrier. A related liability for these funds is recorded in accrued expenses and other liabilities in the condensed consolidated balance sheets.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) - (continued)

2.   ACQUISITIONS / DIVESTITURES

     During the first quarter of 2001, CBIZ completed the sale of three non-core business operations for an aggregate price of $2.4 million, which resulted in a pretax loss of $0.1 million. In addition, CBIZ completed the sale of The Continuous Learning Group and Envision Development Group (collectively,
     CLG) on April 1, 2001, which resulted in an additional pretax charge of $2.2 million in the first quarter of 2001. Additional information regarding the divestiture of CLG is included in note 9 to the condensed consolidated financial statements. The aforementioned losses have been included in loss on sale of operations in the accompanying condensed consolidated statements of operations.

     During the first quarter of 2000, Century purchased one business solutions company, which was accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired company have been included in the accompanying consolidated financial statements since the date of acquisition. The aggregate purchase price of this acquisition was approximately $0.9 million, which included a "holdback payment" of $0.1 million in cash based upon the receipt of 50% of the aggregate value of the accounts receivable purchased. The excess of the purchase price over fair value of the net assets acquired (goodwill) was approximately $0.6 million, and is being amortized over a 15-year period. As a result of the nature of the assets and liabilities of the business acquired, there were no material identifiable intangible assets or liabilities. Future contingent consideration is recorded as additional purchase price when performance goals have been met.

3.   CONTINGENCIES

     CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. CBIZ is involved in certain legal proceedings as described in Part I, "Item 3 - Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2000. There have been no significant developments in such claims or suits during the first quarter of 2001. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

4.   EARNINGS PER SHARE

     For the periods presented, CBIZ presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of dilutive potential common shares (in thousands, except per share data). Included in potential dilutive common shares are contingent shares, which represent shares issued and placed in escrow that will not be released until certain performance goals have been met.

                                                    THREE MONTHS ENDED
                                                          MARCH 31,

                                                   2001                2000
                                              -------------       -------------
     Numerator:
       Net income (loss)                         $ 9,347              $(2,975)

     Denominator:
       Basic:
        Weighted average common
          Shares                                  94,825               93,218
                                              -------------       -------------

      Diluted:
        Warrants                                       -                  916
        Options                                      402                  113
        Contingent shares                             74                  269
                                              -------------       -------------

          Total                                   95,301               94,516
                                              =============       =============

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

     Due to this change, CBIZ recorded a cumulative adjustment in the first quarter 2000 of $11.9 million (net of tax benefit of $7.9 million). The impact of adopting SAB 101 in the first quarter of 2000 resulted in a reduction in revenue of approximately $1.7 million, a reduction in operating expense of approximately $1.0 million, and a reduction in income from continuing operations (before cumulative effect of accounting change) of approximately $0.6 million (pretax).

6.   CONSOLIDATION AND INTEGRATION CHARGES

     Consolidation and integration reserve balances as of December 31, 2000, activity during the three-month period ended March 31, 2001, and the remaining reserve balances as of March 31, 2001, were as follows (in thousands):

                                                     Lease         Severance &
                                                 Consolidation      Benefits
                                                 -------------   ---------------
     Reserve balance at December 31, 2000         $    2,843      $    449
       Amounts adjusted to income                       (487)          (52)
       Payments                                         (134)          (65)
                                                 -------------   ---------------
     Reserve balance at March 31, 2001            $    2,222      $    332
                                                 =============   ===============


     During the fourth quarter of fiscal 1999, CBIZ's Board of Directors approved a plan to consolidate several operations in multi-office markets and integrate certain back-office functions into a shared-services center. The plan included the consolidation of at least 60 office locations, the elimination of more than 200 positions (including Corporate), and the divestiture of four small, non-core businesses. Pursuant to the plan, Century recorded a consolidation and integration pre-tax charge of $27.4 million, which included $4.8 million for severance and $9.4 million for obligations under various noncancellable leases that were committed to prior to plan approval, for which no economic benefit to CBIZ would be subsequently realized.

     As a result of executive management changes (including CBIZ's President and Chief Operating Officer) and certain strategic changes in the first quarter of fiscal 2000, CBIZ revisited the extent of its planned integration and consolidation initiatives and extended the timing of certain office consolidations beyond one year. CBIZ's Board of Directors approved the revision to the plan on March 31, 2000. Accordingly, CBIZ reduced approximately $4.4 million of accruals originally provided for in the plan related to the aforementioned noncancellable lease obligations, and reduced approximately $1.3 million of accruals related to the elimination of certain positions.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) - (continued)

6.   CONSOLIDATION AND INTEGRATION CHARGES (con't)

     In the first quarter of 2001, CBIZ reduced approximately $0.5 million of accruals related to noncancellable lease obligations, due to the fact that the consolidations in the San Jose and St. Louis markets will not be completed within the original timeframe. CBIZ also reduced approximately $0.1 million of accruals related to severance due to the accrual being higher than actual severance expense for those consolidations that have been completed.

     In addition to the consolidation activity described above that relates to the original accrual, CBIZ has incurred expenses related to noncancellable lease obligations related to consolidations in other markets, abandonment of leases, and severance obligations related to these consolidations, as well as expense-reduction initiatives. In the first quarter of 2001, expenses were incurred related to certain consolidation charges that are required to be expensed as incurred, and severance. In the first quarter of 2000, CBIZ recorded charges of $2.8 million for severance related to corporate employees, $1.3 million for shared-service and consolidation charges, and an additional write-down of $1.0 million relating to the divestiture of the four non-core businesses previously announced.

     Consolidation and integration charges incurred for the three-months ended March 31, 2001 and 2000, were as follows (in thousands):


                                                        2001                                    2000
                                           -------------- -------------    ------------------ --------------------- --------------
                                             Operating    Corporate G&A       Operating           Corporate G&A         Loss on
                                              expense        expense           expense               expense              sale
                                           -------------- -------------    ------------------ --------------------- --------------
        Consolidation and
          integration charges not
          in original plan:

         Severance expense                 $           -   $        93      $              -    $            2,829   $          -
         Lease consolidation and
            Abandonment                               88             -                   262                     -              -
         Shared service and
            consolidation                              -             -                     -                 1,012              -
         Write-down of non-core
            businesses                                 -             -                                           -          1,015
                                           -------------- -------------    ------------------ --------------------- --------------
             Subtotal                                 88            93                   262                 3,841          1,015
         Consolidation and
            integration charges in
            original plan:
         Adjustment to lease accrual               (487)             -               (4,379)                     -             -
         Adjustment to severance
            accrual                                 (52)            57                  (64)               (1,318)             -
                                           -------------- -------------    ------------------ --------------------- --------------
        Total consolidation and
            integration charges            $       (451)   $       150      $        (4,181)    $            2,523   $     1,015
                                           ============== =============    ================== ===================== ==============


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

     CBIZ's business units were previously aggregated into four reportable segments: business solutions; benefits and insurance; performance consulting and technology solutions services. In November 2000, CBIZ changed its structure from four divisions to three divisions: Business Solutions, Benefits and Insurance, and National Practices. The performance consulting and technology solutions divisions were merged into the National Practices, and certain business units that formerly reported under Business Solutions and Benefits and Insurance have been moved to the National Practices division, as these units have a national platform to provide services to customers. Segment information for the three-month period ended March 31, 2000 has been restated in accordance with the new segments.

     Segment information for the three-month periods ended March 31, 2001 and 2000 is as follows (in thousands):


                                  For the Three Months Ended March 31, 2001
                                   Business       Benefits &       National         Corporate        Total
                                   Solutions      Insurance        Practices        and Other
                                   ----------    -------------   --------------     -----------   -------------
Revenue                           $   81,310     $     39,581           41,484      $        -       $ 162,375
Operating expenses                    53,096           30,286           37,190           1,686         122,258
Corporate gen. and admin.                  -                -                -           5,150           5,150
Depreciation and amortization          1,090              955              837           6,890           9,772
Interest expense                          22               60               19           2,448           2,549
Loss on sale of operations                 -                -                -           2,345           2,345
Other (income) expense, net             (237)            (685)            (593)            367          (1,148)
Pre-tax income (loss)             $   27,339     $      8,965            4,031      $  (18,886)      $  21,449



                                  For the Three Months Ended March 31, 2000
                                   Business       Benefits &       National         Corporate        Total
                                   Solutions      Insurance        Practices        and Other
                                   ----------    -------------   --------------     -----------   -------------
Revenue                           $   86,453     $     41,729           42,286      $        -       $ 170,468
Operating expenses                    55,556           32,039           38,445           1,322         127,362
Corporate gen. and admin.                  -                -                -           8,519           8,519
Depreciation and amortization          1,121              348              857           8,438          10,764
Interest expense                          23               47               70           2,555           2,695
Loss on sale of operations                 -                -                -           1,015           1,015
Other (income) expense, net             (305)              62             (291)           (368)           (902)
Pre-tax income (loss)             $   30,058     $      9,233            3,205      $  (21,481)      $  21,015


8.   DISCONTINUED OPERATIONS

     In April 1999, CBIZ adopted a formal plan to divest its risk-bearing specialty insurance segment, which was no longer part of CBIZ's strategic long-term growth objectives. The risk-bearing specialty insurance segment, which included Century Surety Company, Evergreen National Indemnity, and Continental Heritage Insurance Company, was reported as a discontinued operation and its net assets and results of operations were reported separately in the unaudited condensed consolidated financial statements. Revenues from the discontinued operations for the three-month period ended March 31, 2000 were $11.3 million. The Company completed the sale of the risk-bearing insurance segment in October of 2000 to Pro Finance Holding Corporation.

9.   SUBSEQUENT EVENTS

     On April 1, 2001, CBIZ completed the sale of CLG for $8.0 million in cash and an additional $6.0 million of proceeds, payment of which is contingent upon the divested entity's future operations. Accordingly, the $6.0 million will be recorded as other income when received. The net proceeds from the sale were used for debt reduction.

     On April 1, 2001, CBIZ completed the sale of CBIZ Benefits & Insurance of Ohio, Inc, for $0.4 million in cash and an additional $0.8 million of proceeds, payment of which is contingent upon the divested entity's future operations. Accordingly, the $0.8 million will be recorded as other income when received. The transaction is expected to result in a gain and net proceeds from the sale were used for debt reduction.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) - (continued)

9.   SUBSEQUENT EVENTS (con't)

     On May 1, 2001 CBIZ completed the sale of Cornerstone Broker Insurance and Southern Ohio Benefits Agency for $1.0 million. The transaction is expected to result in a gain and the net proceeds from the sale were used for debt reduction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Century Business Services, Inc. ("CBIZ") is a diversified services company, which acting through its subsidiaires provides professional outsourced business services to small and medium-sized companies, as well as individuals, government entities, and not-for-profit enterprises predominantly throughout the United States and in Toronto, Canada. CBIZ provides integrated services in the following areas: accounting and tax; employee benefits; wealth management; property and casualty insurance; payroll; information systems consulting; government relations; commercial real estate; wholesale insurance; healthcare consulting; medical practice management; worksite marketing; and capital advisory services.

RESULTS OF OPERATIONS

Revenues

     Total revenue decreased to $162.4 million for the three-month period ended March 31, 2001, from $170.5 million for the comparable period in 2000, a decrease of $8.1 million, or 4.7%. The decrease was primarily attributable to
(i) divestitures completed during and subsequent to the first quarter of 2000, which accounted for approximately $5.0 million of such decrease, and (ii) lower revenues at certain business units. For business units with a full period of operations for the three-month periods ended March 31, 2001 and 2000, revenues decreased $3.1 million, or 1.9%. The decrease was due to several under performing units, and was not concentrated in any specific segment of the business.

Expenses

     Operating expenses decreased to $122.3 million for the three-month period ended March 31, 2001, from $127.4 million for the comparable period in 2000, a decrease of $5.1 million, or 4.0%. As a percentage of revenue, operating expenses for the three-month period ended March 31, 2001 were 75.3%, compared to 74.7% for the comparable period. Excluding consolidation and integration credits of $3.2 million for the three-month period ended March 31, 2000, operating expenses decreased as a percentage of revenue to 75.3% in the first quarter of 2001 from 76.6% of revenue in the comparable quarter of 2000. The primary components of operating expenses are personnel costs and occupancy expense, both of which have remained flat compared to the prior year. Other operating costs such as direct costs have decreased due to decreased sales.

     Corporate general and administrative expenses decreased to $5.2 million for the three-month period ended March 31, 2001, from $8.5 million for the comparable period in 2000. Excluding consolidation and integration expenses, which consist primarily of costs related to severance payments and the new shared services center, corporate general and administrative expenses decreased $0.8 million for the three-month period ended March 31, 2001, from $6.0 million for the comparable period in 2000. Such decrease was attributable to the lower facilities costs, lower technology expenditures, and efficiencies gained through the implementation of LINCS and the build out of the shared services center. Excluding consolidation and integration expenses, corporate general and administrative expenses represented 3.2% of total revenues for the three-month period ended March 31, 2001, down from 3.5% for the comparable period in 2000, respectively.

     Depreciation and amortization expense decreased to $9.8 million for the three-month period ended March 31, 2001, from $10.8 million for the comparable period in 2000, a decrease of $1.0 million, or 9.2%. The decrease is primarily attributable to lower goodwill amortization of $1.4 million as a result of goodwill impairment recorded in the fourth quarter of 2000 and a reduction in goodwill related to the divestiture of several entities in the last twelve months. The decrease is primarily offset by an increase in depreciation expense of $0.4 million related to capital expenditures. As a percentage of total revenues, depreciation and amortization expense was 6.0% for the three-month period ended March 31, 2001, compared to 6.3% for the comparable period in 2000.

     Interest expense decreased to $2.5 million for the three-month period ended March 31, 2001, from $2.7 million for the comparable period in 2000, a decrease of $0.2 million, or 5.4%. The decrease is the result of a lower average outstanding debt during the first quarter of 2001 as compared to the comparable prior period, offset by a higher average interest rate.

     Loss on sale of operations, net was $2.3 million for the three-month period ended March 31, 2001, and was related to the sale of three non-core operations and the sale of an additional operation that closed in April 2001. Loss on sale of operations, net of $1.0 million for the three-month period ended March 31, 2000, was related to the sale of three smaller non-core businesses that were announced in the fourth quarter of 1999, and the loss on a fourth business that was written down to net realizable value based on estimated sales proceeds.

     Other income, net increased to $1.1 million for the three-month period ended March 31, 2001, from $0.9 million for the comparable period in 2000, an increase of $0.2 million, or 27.3%. Other income, net is comprised primarily of interest and miscellaneous income. The increase is primarily related to an increase in interest income of $0.2 million, to $1.0 million for the three-month period ended March 31, 2001. Interest income is primarily derived from earnings related to CBIZ's payroll business.

     CBIZ recorded income taxes from continuing operations of $12.1 million for the three-month period ended March 31, 2001 compared to $11.0 million for the comparable period in 2000. The effective tax rate increased to 56.4% for the three-month period ended March 31, 2001, from 52.4% for the comparable period in 2000. Income taxes are provided based on CBIZ's anticipated annual effective rate. The effective tax rate is higher than the statutory federal and state tax rates of approximately 40%, primarily due to the significant amount of goodwill amortization expense, the majority of which is not deductible for tax purposes.

OTHER

     Total assets decreased to $628.5 million at March 31, 2001, from $649.5 million at December 31, 2000, primarily attributable to the decrease in income taxes recoverable of $22.5 million due to tax refunds received in the first quarter of 2001. Accounts receivable, net, increased by $29.5 million, which is consistent with the seasonality of the accounting and tax business. Total liabilities decreased approximately $30.7 million, primarily due to the decrease in bank debt of $17.5 million. Total stockholders' equity increased $9.6 million primarily due to net income for the first three months of 2001 of $9.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     During the three-month period ended March 31, 2001, cash and cash equivalents decreased $8.0 million to $8.0 million, from $16.0 million at December 31, 2000, as cash provided by continuing operating activities of $12.3 million exceeded cash used by investing activities of $2.1 million and cash used in financing activities of $18.2 million.

     Cash used in investing activities of $2.1 million consisted primarily of proceeds from the disposition of three businesses of $2.4 million, offset by cash used for contingent consideration of businesses acquired ("earn outs") and capital expenditures. Significant purchases of property and equipment in the first three months of 2001 are primarily attributable to the leasehold improvements and equipment in connection with the consolidation of offices. The proceeds from the divested businesses were primarily used to pay down debt.

     During the three months ended March 31, 2001, cash used in financing activities consisted primarily of proceeds of $9.5 million from the revolving credit facility and the repayment of bank debt of $27.0 million. Proceeds from divested businesses, as well as excess cash provided by continuing operations were used to pay down debt, which is in line with CBIZ's goals of debt reduction.

     Excluding the non-cash charge for loss on sale of operations and cumulative effect of a change in accounting principle, earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $36.1 million for the three-month period ended March 31, 2001, from $35.5 million for the comparable period in 2000, an increase of $0.6 million, or 1.7%.

FORWARD-LOOKING STATEMENTS

     Statements included in the Form 10-Q, which are not historical in nature, are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "believes," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or assumptions materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to, CBIZ's ability to adequately manage its growth; CBIZ's dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; and changes in governmental regulation and tax laws affecting its insurance business or its business services operations. A more detailed description of risks and uncertainties may be found in CBIZ's Annual Report on Form 10-K. All forward-looking statements in this Form 10-Q are expressly qualified by the Cautionary Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     CBIZ's exposure to market risk, including interest rate risk, is not significant. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at March 31, 2001, in each case the impact on CBIZ's financial condition and results of operations would not be significant. CBIZ does not engage in trading market risk sensitive instruments. CBIZ does not purchase instruments, hedges, or "other than trading" instruments that are likely to expose CBIZ to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. CBIZ has not issued debt instruments, entered into forward or futures contracts, purchased options or entered into swaps. CBIZ's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its Credit Facility.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Reports on Form 8-K

             The following Current Report on Form 8-K was filed during the three months ended March 31, 2001:

             (i) On February 14, 2001, CBIZ issued a press release to report that its four-quarter 2000 results, before fourth-quarter charges and the adoption of SAB 101 adjustments, would be lower than analysts' earnings-per-share estimates of one to two cents, primarily because of lower-than-projected revenue in the quarter.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CENTURY BUSINESS SERVICES, INC.
                                              -------------------------------
                                                        (Registrant)



Date: MAY 15, 2001                  By:       \S\ WARE H. GROVE
      -------------------                     -----------------
                                              Ware H. Grove
                                              Chief Financial Officer