Form 10-Q
period 2001-06-30
CENTURY BUSINESS SERVICES INC
filed 2001-08-14
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------


FORM 10-Q (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                       June 30, 2001
                                    -------------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from    Not Applicable    to
                                 ------------------    ------------------------



Commission file number     0-25890
                         ------------------------------------------------------


                         CENTURY BUSINESS SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                     22-2769024
---------------------------------------------   --------------------------------
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
             or Organization)                         Identification No.)

6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio          44131
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


(Registrant's Telephone Number, Including Area Code)           216-447-9000
                                                        ------------------------

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

                                                  Yes  X          No
                                                 ---------           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                                  Outstanding at
         Class of Common Stock                                    July 31, 2001
         ---------------------                                    -------------
         Par value $.01 per share                                 95,513,623
                                                                  --------------

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION:                                                                   Page

                  Item 1.    Financial Statements

                             Condensed Consolidated Balance Sheets -
                             June 30, 2001 and December 31, 2000                                             3

                             Condensed Consolidated Statements of Operations -
                             Three and Six Months Ended June 30, 2001 and 2000                               4

                             Condensed Consolidated Statements of Cash Flows -
                             Six Months Ended June 30, 2001 and 2000                                         5

                             Notes to the Condensed Consolidated Financial Statements                     6-11

                  Item 2.    Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                                    12-14

                  Item 3.    Quantitative and Qualitative Information about Market Risk                     14



PART II.          OTHER INFORMATION :

                  Item 4.    Submission of Matters to a Vote of Security Holders                            14

                  Item 6.    Exhibits and Reports on Form 8-K                                               14

                  Signature                                                                                 15

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1.     Financial Statements

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       JUNE 30,
                                                                                         2001      DECEMBER 31,
                                                                                     (Unaudited)      2000
                                                                                      ---------    ---------
                             ASSETS
Cash and cash equivalents                                                             $   8,847    $  15,970
Restricted cash and funds held for clients                                               73,589       80,590
Accounts receivable, less allowance for doubtful
   accounts of $16,366 and $22,156                                                      145,328      142,682
Notes receivable - current                                                                  585          667
Income taxes recoverable                                                                  8,361       22,519
Deferred income taxes                                                                     3,050        9,895
Other current assets                                                                     11,231       13,864
                                                                                      ---------    ---------
     Total current assets                                                               250,991      286,187

Goodwill, net of accumulated amortization of
    $58,248 and $47,261                                                                 266,616      281,268
Property and equipment, net of accumulated
  depreciation of $35,751 and $29,813                                                    57,158       59,349
Notes receivable - non-current                                                            3,464        3,564
Deferred income taxes - non-current                                                       5,109        2,028
Other assets                                                                             15,584       17,098
                                                                                      ---------    ---------

TOTAL ASSETS                                                                          $ 598,922    $ 649,494
                                                                                      =========    =========

                           LIABILITIES
Accounts payable                                                                      $  31,498    $  35,220
Notes payable and capitalized leases - current                                            3,038        4,382
Client fund obligations                                                                  33,961       39,719
Accrued expenses                                                                         34,054       45,455
                                                                                      ---------    ---------
     Total current liabilities                                                          102,551      124,776

Bank debt                                                                                76,800      117,500
Notes payable and capitalized leases - non-current                                        1,423        1,432
Accrued expenses                                                                         19,414       18,848
                                                                                      ---------    ---------

TOTAL LIABILITIES                                                                       200,188      262,556
                                                                                      ---------    ---------

                      STOCKHOLDERS' EQUITY
Capital stock                                                                               949          947
Additional paid-in capital                                                              439,127      438,681
Accumulated deficit                                                                     (40,595)     (51,906)
Treasury stock                                                                             (754)        (754)
Accumulated other comprehensive income (loss)                                                 7          (30)
                                                                                      ---------    ---------

TOTAL STOCKHOLDERS' EQUITY                                                              398,734      386,938
                                                                                      ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 598,922    $ 649,494
                                                                                      =========    =========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                          2001         2000        2001       2000
                                                      -----------  ----------  ----------  ----------
Revenue                                               $   132,663  $  144,873  $  295,038  $  315,341

Operating expenses                                        113,768     123,681     236,026     251,043
                                                      -----------  ----------  ----------  ----------
Gross income                                               18,895      21,192      59,012      64,298

Corporate general and administrative                        4,708       5,068       9,858      13,587
Depreciation and amortization                              10,058      10,466      19,830      21,230
                                                      -----------  ----------  ----------  ----------
Operating income                                            4,129       5,658      29,324      29,481
                                                      -----------  ----------  ----------  ----------

Other income (expense):
     Interest expense                                      (1,848)     (3,497)     (4,397)     (6,192)
     Gain (loss) on sale of operations, net                   945         449      (1,400)       (566)
     Other income, net                                      1,279       1,793       2,427       2,695
                                                      -----------  ----------  ----------  ----------
            Total other income (expense)                      376      (1,255)     (3,370)     (4,063)

Income from continuing operations before
  income tax expense                                        4,505       4,403      25,954      25,418

Income tax expense                                          2,541       3,116      14,643      14,118
                                                      -----------  ----------  ----------  ----------

Income from continuing operations                           1,964       1,287      11,311      11,300

Loss from operations of discontinued business,
  net of tax                                                 --        (1,765)       --        (1,760)
Loss on disposal of discontinued business, net of tax        --        (7,333)       --        (8,421)
                                                      -----------  ----------  ----------  ----------

Income (loss) before cumulative effect of change in
  accounting principle                                      1,964      (7,811)     11,311       1,119
Cumulative effect of a change in accounting principle,
  net of tax                                                 --          --          --       (11,905)
                                                      -----------  ----------  ----------  ----------
Net income (loss)                                     $     1,964  $   (7,811) $   11,311  $  (10,786)
                                                      ===========  ==========  ==========  ==========

Earnings (loss) per share:
  Basic:
   Continuing operations                              $      0.02  $     0.01  $     0.12  $     0.12
   Discontinued operations                                   --         (0.09)       --         (0.11)
   Cumulative effect of change in accounting principle       --          --          --         (0.13)
                                                      -----------  ----------  ----------  ----------
   Net income (loss)                                  $      0.02  $    (0.08) $     0.12  $    (0.12)
                                                      ===========  ==========  ==========  ==========

Diluted:
  Continuing operations                               $      0.02  $     0.01  $     0.12  $     0.12
  Discontinued operations                                    --         (0.09)       --         (0.11)
  Cumulative effect of change in accounting principle        --          --          --         (0.12)
                                                      -----------  ----------  ----------  ----------
  Net income (loss)                                   $      0.02  $    (0.08) $     0.12  $    (0.11)
                                                      ===========  ==========  ==========  ==========
Basic weighted average shares outstanding                  94,903      93,264      94,903      93,251
                                                      ===========  ==========  ==========  ==========
Diluted weighted average shares outstanding                97,099      94,938      96,167      95,202
                                                      ===========  ==========  ==========  ==========


See the accompanying notes to the condensed consolidated financial statements

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------

                                                               2001        2000
                                                             --------    -------
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES         $ 30,280      5,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired and contingent
  consideration on prior transactions                          (1,466)    (6,108)
Additions to property and equipment, net                       (5,987)   (16,377)
Proceeds from dispositions of businesses                       11,772        698
Proceeds from (additions to) notes receivable                     182       (788)
                                                             --------    -------
Net cash provided by (used in) investing activities             4,501    (22,575)
                                                             --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank debt                                        17,900     59,100
Proceeds from notes payable and capitalized leases                 84      4,192
Payment of bank debt                                          (58,600)   (54,000)
Payment of notes payable and capitalized leases                (1,432)    (7,437)
Proceeds from stock issuances, net                                 29         17
Proceeds from exercise of stock options and warrants, net         115        107
                                                             --------    -------
Net cash (used in) provided by financing activities           (41,904)     1,979
                                                             --------    -------

Net decrease in cash and cash equivalents                      (7,123)   (14,827)
Cash and cash equivalents at beginning of period               15,970     24,740
                                                             --------    -------

Cash and cash equivalents at end of period                   $  8,847      9,913
                                                             ========    =======

See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries (CBIZ or the Company) as of June 30, 2001 and December 31, 2000, the results of their operations for the three and six-month periods ended June 30, 2001 and 2000, and cash flows for the six-month periods ended June 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q, and accordingly do not include all disclosures required by generally accepted accounting principles. The December 31, 2000 condensed consolidated balance sheet was derived from CBIZ's audited consolidated balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in CBIZ's annual report on Form 10-K for the year ended December 31, 2000.

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

     For its insurance business, funds on deposit from clients pertains to the administering and settling of claims, and the pass through of insurance premiums to the carrier. A related liability for these funds is recorded in accrued expenses in the condensed consolidated balance sheets.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(continued)

2.   ACQUISITIONS AND DIVESTITURES

     During the second quarter of 2001, CBIZ purchased one business solutions firm which was accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired company have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The aggregate purchase price of this acquisition was approximately $0.3 million in cash. The excess of the purchase price over fair value of the net assets acquired (goodwill) was approximately $0.1 million, and is being amortized over a 15-year period. As a result of the nature of the assets and liabilities of the business acquired, there were no material identifiable intangible assets or liabilities.

     During the first quarter of 2001, CBIZ completed the sale of three non-core business operations for an aggregate price of $2.4 million, which resulted in a pretax loss of $0.1 million. CBIZ also recorded an additional charge of $2.2 million related to the divestiture of another business unit that was completed in the second quarter of 2001.

     During the second quarter of 2001, CBIZ completed the sale of three business units (including the operation discussed above) for an aggregate price of $9.4 million, which resulted in a pretax gain of $0.9 million. In addition, CBIZ closed one non-core business for a loss of less than $0.1 million. The aforementioned gains and losses have been included in gain (loss) on sale of operations in the accompanying condensed consolidated statements of operations.

3.   CONTINGENCIES

     CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. CBIZ is involved in certain legal proceedings as described in Part I, "Item 3 - Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2000. There have been no significant developments in such claims or suits during the first six months of 2001. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

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

                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                     JUNE 30,          JUNE 30,
                                  2001     2000     2001     2000
                                 ------   ------   ------   ------
Denominator
   Basic
       Weighted average common
        shares                   94,903   93,264   94,903   93,251
                                 ------   ------   ------   ------

   Diluted
       Warrants                      --       21       --       35
       Options                    2,123       43    1,191      306
       Contingent shares             73    1,610       73    1,610
                                 ------   ------   ------   ------
         Total                   97,099   94,938   96,167   95,202
                                 ======   ======   ======   ======

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

     Due to this change, CBIZ recorded a cumulative adjustment in the first quarter of 2000 of $11.9 million (net of tax benefit of $7.9 million). The impact of adopting SAB 101 for the three and six month periods ended June 30, 2000, resulted in a reduction in revenue of approximately $3.4 million and $5.0 million, respectively, a reduction in operating expense of approximately $3.0 million and $4.1 million, respectively, and a reduction in income from continuing operations before income taxes (and cumulative effect of accounting change) of approximately $0.4 million and $0.9 million, respectively.


6.   CONSOLIDATION AND INTEGRATION CHARGES

     Consolidation and integration reserve balances as of December 31, 2000, activity during the six-month period ended June 30, 2001, and the remaining reserve balances as of June 30, 2001, were as follows (in thousands):


                                        Lease            Severance &
                                     Consolidation        Benefits
                                     -------------      ------------
Reserve balance at December 31, 2000    $ 2,843              449
     Amounts adjusted to income            (380)            (159)
     Payments                              (399)             (65)
                                     -------------      ------------
Reserve balance at June 30, 2001        $ 2,064              225
                                     =============      ============


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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(continued)

6.   CONSOLIDATION AND INTEGRATION CHARGES (con't)

     For the six-months ended June 30, 2001, CBIZ reduced approximately $0.5 million of accruals related to noncancellable lease obligations, due to the fact that the consolidations in the San Jose and St. Louis markets will not be completed within the original timeframe, offset by the addition of $0.1 million of accruals to cover lease costs under the original plan not subleased in the original time frame. CBIZ also reduced approximately $0.1 million of accruals related to severance due to the accrual being higher than actual severance expense for those consolidations that have been completed.

     In addition to the consolidation activity described above that relates to the original accrual, CBIZ has incurred expenses related to noncancellable lease obligations related to consolidations in other markets, abandonment of leases, and severance obligations related to these consolidations, as well as expense-reduction initiatives. For the six month periods ended June 30, 2001 and 2000, expenses were incurred related to certain consolidation charges that are required to be expensed as incurred, and severance.

     Consolidation and integration charges incurred for the six-months ended June 30, 2001 and 2000, were as follows (in thousands):

                                        2001                           2000
                              ---------------------------    ----------------------------------
                                                Corporate                   Corporate     Loss
                                Operating          G&A       Operating         G&A         On
                                 expense         expense      Expense        expense      Sale
                              --------------------------     ---------------------------  -----
Consolidation and
    integration charges
    not in original plan:

 Severance expense                     37          93            149          2,892          --
 Lease consolidation and
    abandonment                        82          --            358             --          --

 Other consolidation
    charges                           247          --            157            763          --

 Shared service                        --          --             --            377          --
 Write-down of non-core
    businesses                         --          --            449             --         566
                              --------------------------     ---------------------------  -----
     Subtotal                       $ 366          93          1,113          4,032         566
 Consolidation and
    integration charges in              7           7              7              7           7
    original plan:
 Adjustment to lease accrual         (381)         --         (4,379)            --          --
 Adjustment to severance
    accrual                           (52)        (36)            --         (1,382)         --
                              --------------------------     ---------------------------  -----
Total consolidation and
    integration charges               (67)         57         (3,266)         2,650         566
                              ==========================     ===========================  =====
                                        7           7              7              7           7


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

     CBIZ's business units were previously aggregated into four reportable segments: business solutions; benefits and insurance; performance consulting and technology solutions services. In November 2000, CBIZ changed its structure from four divisions to three divisions: Business Solutions, Benefits and Insurance, and National Practices, although the financial reports were not fully functional until January 1, 2001. The performance consulting and technology solutions divisions were merged into the National Practices, and certain business units that formerly reported under Business Solutions and Benefits and Insurance have been moved to the National Practices division, as these units have a national platform to provide services to customers. Segment information for the three and six-month periods ended June 30, 2000 have been restated in accordance with the new segments.

     Segment information for the three and six-month periods ended June 30, 2001 and 2000 is as follows (in thousands):

                                                        For the Three Months Ended June 30, 2001
----------------------------------------------------------------------------------------------------------------------
                                      Business        Benefits &         National          Corporate
                                     Solutions        Insurance         Practices          and Other           Total
                                     ---------       -----------        ----------         ----------      -----------
Revenue                              $  58,031         $  39,676         $  34,956         $      --         $ 132,663
Operating expenses                      50,486            30,076            31,959             1,247           113,768
Corporate gen. and admin                    --                --                --             4,708             4,708
Depreciation and amortization            1,111             1,174               827             6,946            10,058
Interest expense                            23                34                22             1,769             1,848
Gain on sale of operations, net             --                --                --              (945)             (945)
Other income, net                         (228)             (126)             (484)             (441)           (1,279)
                                        ------            ------            ------            ------            ------
Pre-tax income (loss)                $   6,639         $   8,518         $   2,632         $ (13,284)        $   4,505

                                                        For the Three Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------
                                      Business        Benefits &         National          Corporate
                                     Solutions        Insurance         Practices          and Other           Total
                                     ---------       -----------        ----------         ----------      -----------
Revenue                              $  60,976         $  42,076         $  41,821         $      --         $ 144,873
Operating expenses                      49,955            32,491            37,833             3,402           123,681
Corporate gen. and admin                    --                --                --             5,068             5,068
Depreciation and amortization            1,189               716               737             7,824            10,466
Interest expense                           253                45                29             3,170             3,497
Gain on sale of operations, net             --                --                --              (449)             (449)
Other income, net                          (15)             (469)           (1,001)             (308)           (1,793)
                                        ------            ------            ------            ------            ------
Pre-tax income (loss)                $   9,594         $   9,293         $   4,223         $ (18,707)        $   4,403

                                                        For the Three Months Ended June 30, 2001
----------------------------------------------------------------------------------------------------------------------
                                      Business        Benefits &         National          Corporate
                                     Solutions        Insurance         Practices          and Other           Total
                                     ---------       -----------        ----------         ----------      -----------
Revenue                              $ 139,340         $  79,257         $  76,441         $      --         $ 295,038
Operating expenses                     103,581            60,362            69,148             2,935           236,026
Corporate gen. and admin                    --                --                --             9,858             9,858
Depreciation and amortization            2,201             2,129             1,664            13,836            19,830
Interest expense                            45                94                41             4,217             4,397
Loss on sale of operations, net             --                --                --             1,400             1,400
Other income, net                         (465)             (811)           (1,077)              (74)           (2,427)
                                        ------            ------            ------            ------            ------
Pre-tax income (loss)                $  33,978         $  17,483         $   6,665         $ (32,172)        $  25,954

                                                        For the Three Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------
                                      Business        Benefits &         National          Corporate
                                     Solutions        Insurance         Practices          and Other           Total
                                     ---------       -----------        ----------         ----------      -----------
Revenue                              $ 147,429         $  83,805         $  84,107         $      --         $ 315,341
Operating expenses                     105,511            64,530            76,278             4,724           251,043
Corporate gen. and admin                    --                --                --            13,587            13,587
Depreciation and amortization            2,310             1,064             1,594            16,262            21,230
Interest expense                           277                92                98             5,725             6,192
Loss on sale of operations, net             --                --                --               566               566
Other income, net                         (320)             (407)           (1,292)             (676)           (2,695)
                                        ------            ------            ------            ------            ------
Pre-tax income (loss)                $  39,651         $  18,526         $   7,429         $ (40,188)        $  25,418


                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(continued)


8.   DISCONTINUED OPERATIONS

     In April 1999, CBIZ adopted a formal plan to divest of its risk-bearing specialty insurance segment, which was no longer part of CBIZ's strategic long-term growth objectives. The risk-bearing specialty insurance segment, which included Century Surety Company, Evergreen National Indemnity, and Continental Heritage Insurance Company, was reported as a discontinued operation and its net assets and results of operations were reported separately in the unaudited condensed consolidated financial statements. Revenues from the discontinued operations for the three and six-month periods ended June 30, 2000 were $10.7 million and $22.0 million, respectively. The Company completed the sale of the risk-bearing insurance segment in October of 2000 to Pro Finance Holding Corporation.

9.   SUBSEQUENT EVENTS

     On August 8, 2001, the Board of Directors approved a Share Repurchase Program of up to one million shares of CBIZ Common Stock, the purchase of such shares to be determined at the discretion of the company.

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

RESULTS OF OPERATIONS
---------------------
Revenue

         Total revenue decreased to $132.7 million for the three-month period ended June 30, 2001, from $144.9 million for the comparable period in 2000, a decrease of $12.2 million, or 8.4%. Total revenue decreased to $295.0 million for the six-month period ended June 30, 2001, from $315.3 million for the comparable period in 2000, a decrease of $20.3 million, or 6.4%. The decrease for the three and six-month period was primarily attributable to (i) divestitures completed during and subsequent to the first quarter of 2000, and
(ii) lower revenue at certain business units and adverse economic conditions which negatively impacted revenue in our capital management, technology-based consulting, and asset-based investment advisory businesses. The decrease in revenue attributable to divestitures was $8.6 million and $13.3 million for the three and six-month periods ended June 30, 2001, respectively. For business units with a full period of operations for the three-month periods ended June 30, 2001 and 2000, revenue decreased $3.6 million, or 2.7%. For business units with a full period of operations for the six-month periods ended June 30, 2001 and 2000, revenue decreased $7.0 million, or 2.4%.

Expenses

         Operating expenses decreased to $113.8 million for the three-month period ended June 30, 2001, from $123.7 million for the comparable period in 2000, a decrease of $9.9 million, or 8.0%. Operating expenses decreased to $236.0 million for the six-month period ended June 30, 2001, from $251.0 million for the comparable period in 2000, a decrease of $15.0 million, or 6.0%. As a percentage of revenue, operating expenses for the three and six-month periods ended June 30, 2001 were 85.8% and 80.0%, compared to 85.4% and 79.6%, respectively for the comparable period. Excluding consolidation and integration credits of $3.3 million for the six-month period ended June 30, 2000, operating expenses decreased as a percentage of revenue to 80.0% in 2001 from 80.6% of revenue in the comparable quarter of 2000. The primary components of operating expenses are personnel costs and facilities costs, both of which have decreased compared to the prior year. Other operating costs such as direct costs have also decreased due to decreased sales.

         Corporate general and administrative expenses decreased to $4.7 million for the three-month period ended June 30, 2001, from $5.1 million for the comparable period in 2000. Corporate general and administrative expenses decreased to $9.9 million for the six-month period ended June 30, 2001, from $13.6 million for the comparable period in 2000. Excluding consolidation and integration expenses of $2.7 million in 2000 (which consisted primarily of costs related to severance payments and the new shared services center), corporate general and administrative expenses decreased $1.0 million from $10.9 million for the six-month period ended June 30, 2000, to $9.9 for the comparable period in 2001. Such decrease was attributable to the lower personnel costs and lower technology expenditures. Excluding consolidation and integration expenses, corporate general and administrative expenses represented 3.5% and 3.3% of total revenue for the three and six-month periods ended June 30, 2001, compared to 3.5% for the comparable periods in 2000, respectively.

         Depreciation and amortization expense decreased to $10.1 million for the three-month period ended June 30, 2001, from $10.5 million for the comparable period in 2000, a decrease of $0.4 million, or 3.9%. Depreciation and amortization expense decreased to $19.8 million for the six-month period ended June 30, 2001, from $21.2 million for the comparable period in 2000, a decrease of $1.4 million, or 6.6%. The decrease is primarily attributable to lower goodwill amortization of $1.6 million and $3.2 million for the three and six-months periods, respectively, as a result of goodwill impairment recorded in the fourth quarter of 2000 and a reduction in goodwill related to the divestiture of several entities in the last twelve months. The decrease is primarily offset by an increase in depreciation expense related to capital expenditures. As a percentage of total revenues, depreciation and amortization expense was 7.6% and 6.7% for the three and six-month periods ended June 30, 2001, compared to 7.2% and 6.7% for the comparable periods in 2000, respectively.

         Interest expense decreased to $1.8 million for the three-month period ended June 30, 2001, from $3.5 million for the comparable period in 2000, a decrease of $1.7 million, or 47.2%. Interest expense decreased to $4.4 million for the six-month period ended June 30, 2001, from $6.2 million for the comparable period in 2000, a decrease of $1.8 million, or 29.0%. The decrease is the result of a lower average outstanding debt during the three and six-month periods ended June 30, 2001 as compared to the comparable prior periods, in addition to a lower average interest rate. The weighted average interest rate in the second quarter of 2001 was 7.9%, compared to 9.0% in the second quarter of 2000.

         Net gain (loss) on sale of operations was $0.9 million and ($1.4 million) for the three and six-month periods ended June 30, 2001, and was related to the sale of three non-core operations in the first quarter of 2001, as well as the sale of three and the closure of one non-core business in the second quarter of 2001. Gain on sale of operations, net was $0.4 million and ($0.6 million) for the three and six-month periods ended June 30, 2000, and was related to the sale of three smaller non-core businesses that were announced in the fourth quarter of 1999, and a loss on a fourth business that was written down to net realizable value based on estimated sales proceeds.

         Other income, net decreased to $1.3 million for the three-month period ended June 30, 2001, from $1.8 million for the comparable period in 2000, a decrease of $0.5 million, or 28.7%. Other income, net decreased to $2.4 million for the six-month period ended June 30, 2001, from $2.7 million for the comparable period in 2000, a decrease of $0.3 million, or 9.9%. Other income, net is comprised primarily of interest and miscellaneous income. The decrease is primarily related to the decrease in interest income due to lower interest rates in 2001. Interest income is primarily derived from earnings at CBIZ's payroll business.

         CBIZ recorded income taxes from continuing operations of $2.5 million and $14.6 million for the three and six-month periods ended June 30, 2001, compared to $3.1 million and $14.1 million for the comparables period in 2000. The effective tax rate was 56.4% for the three and six-month periods ended June 30, 2001, compared to 70.8% and 55.6% for the comparable periods in 2000. Income taxes are provided based on CBIZ's anticipated annual effective rate. The effective tax rate is higher than the statutory federal and state tax rates of approximately 40%, primarily due to the significant amount of goodwill amortization expense, the majority of which is not deductible for tax purposes.

OTHER
-----
         Total assets decreased to $598.9 million at June 30, 2001, from $649.5 million at December 31, 2000, and is primarily attributable to the decrease in cash and cash equivalents of $7.1 million, the decrease in income taxes recoverable of $14.2 million, and the decrease in goodwill of $14.7 million.
The decrease in assets was driven primarily by two factors: 1) the divestment of six units (and closure of an additional unit) and their related assets, including the reduction of any goodwill related to these divestitures; and 2) the decrease in cash and cash equivalents, as operating cash and cash proceeds from divestitures were primarily used to pay down debt. Accounts receivable, net, increased by $2.6 million, which is largely due to the seasonality of the accounting and tax business. Total liabilities decreased approximately $62.4 million, primarily due to the decrease in bank debt of $40.7 million, and due to the general decrease in liabilities related to the divestitures discussed above. Total stockholders' equity increased $11.8 million, and is primarily due to net income for the first six months of 2001 of $11.3 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
         During the six-month period ended June 30, 2001, cash and cash equivalents decreased $7.2 million to $8.8 million, from $16.0 million at December 31, 2000, as cash provided by continuing operating activities of $30.3 million and cash provided by investing activities of $4.5 million exceeded cash used in financing activities of $41.9 million.

         Cash provided by investing activities of $4.5 million consisted primarily of proceeds from the disposition of six businesses of $11.8 million, offset by cash used for one acquisition, contingent consideration of businesses acquired (earn outs), and capital expenditures. Significant purchases of property and equipment in the first six months of 2001 were primarily attributable to leasehold improvements and equipment in connection with the consolidation of certain offices. The proceeds from the divested businesses were used primarily to pay down debt.

         During the six months ended June 30, 2001, cash used in financing activities consisted primarily of proceeds of $17.9 million from the revolving credit facility and the repayment of bank debt of $58.6 million. Proceeds from divested businesses, as well as excess cash provided by continuing operations were used primarily to pay down debt, which is in line with CBIZ's goals of debt reduction.

         Excluding the non-cash charge for the loss on sale of operations and cumulative effect of a change in accounting principle, earnings before interest, taxes, depreciation and amortization (EBITDA) was $51.6 million for the six-month period ended June 30, 2001, compared to $53.4 million for the comparable period in 2000.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". SFAS 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations completed on or after July 1, 2001. SFAS 142 will require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, rather tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 is effective for fiscal years beginning after December 15, 2001. CBIZ plans to adopt FASB 142 in its fiscal year beginning January 1, 2002.

         As of the date of adoption, CBIZ expects to have unamortized goodwill in the amount of approximately $256 million, which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was approximately $28.8 million and $11.0 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort required to comply with the new pronouncements, it is not practicable to reasonably estimate the impact of adopting these statements on CBIZ's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK
         CBIZ's exposure to market risk, including interest rate risk, is not significant. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at June 30, 2001, in each case the impact on CBIZ's financial condition and results of operations would not be significant. CBIZ does not engage in trading market risk sensitive instruments. CBIZ does not purchase instruments, hedges, or "other than trading" instruments that are likely to expose CBIZ to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. CBIZ has not issued debt instruments, entered into forward or futures contracts, purchased options or entered into swaps. CBIZ's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its Credit Facility.

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At CBIZ's Annual Meeting of Shareholders held on May 8, 2001, the following matters were submitted to a vote of stockholders:

1) The election of the following individuals to the Board of Directors to serve until the 2004 Annual Meeting of Shareholders.
                                  Shares For      Shares Against
                                  ----------      --------------
         Rick L. Burdick          68,102,768        3,540,657
         Steven L. Gerard         70,641,090        1,002,335

2) The approval of the appointment of KPMG LLP as independent accountants for fiscal year 2001.

                                  Shares For       Shares Against     Abstained
                                  ----------      --------------      ---------
                                  68,755,417        1,507,483         1,380,525


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


               (a)  Reports on Form 8-K

                    There were no Current Reports on Form 8-K filed during the three months ended June 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Century Business Services, Inc.
                                         ---------------------------------------
                                                     (Registrant)



Date:    August 14, 2001              By: /s/ Ware H. Grove
        -------------------              ---------------------------------------
                                         Ware H. Grove
                                         Chief Financial Officer