Form 10-Q
period 2001-09-30
CENTURY BUSINESS SERVICES INC
filed 2001-11-15
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q
      (Mark One)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 September 30, 2001
                              ----------------------------------------------


                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934


For the transition period from    Not Applicable    to
                               --------------------    ---------------------



Commission file number              0-25890
                         ---------------------------------------------------



                         CENTURY BUSINESS SERVICES, INC.
----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                               22-2769024
------------------------------------    ------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)


6480 Rockside Woods Boulevard South, Suite 330,
Cleveland, Ohio                                              44131
-----------------------------------------------      -----------------------
(Address of Principal Executive Offices)                  (Zip Code)

(Registrant's Telephone Number, Including Area Code)      216-447-9000
                                                     -----------------------

----------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X             No
                              -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                 Outstanding at
         Class of Common Stock                   October 31, 2001
         ---------------------                  -------------------
         Par value $.01 per share                   95,513,623
                                                    ----------

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:                                                    Page

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 30, 2001 and December 31, 2000                            3

                  Condensed Consolidated Statements of Operations -
                  Three and Nine Months Ended September 30, 2001 and 2000             4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2001 and 2000                       5

                  Notes to the Condensed Consolidated Financial Statements         6-11

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             12-15

         Item 3.  Quantitative and Qualitative Information about Market Risk         15



PART II. OTHER INFORMATION :

         Item 6.  Exhibits and Reports on Form 8-K                                   15

         Signature                                                                   16

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                 SEPTEMBER 30,
                                                                      2001                  DECEMBER 31,
                                                                  (unaudited)                  2000
                                                                ---------------           --------------
                             ASSETS
Cash and cash equivalents                                            $   6,350                 $  15,970
Restricted cash and funds held for clients                              63,519                    80,590
Accounts receivable, less allowance for doubtful
   accounts of $15,946 and $22,156                                     135,896                   142,682
Notes receivable - current                                                 774                       667
Income taxes recoverable                                                10,919                    22,519
Deferred income taxes                                                    3,780                     9,895
Other current assets                                                     9,718                    13,864
                                                                     ---------                 ---------
     Total current assets                                              230,956                   286,187

Goodwill, net of accumulated amortization of
    $63,739 and $47,261                                                261,278                   281,268
Property and equipment, net of accumulated
  depreciation of $39,547 and $29,813                                   55,917                    59,349
Notes receivable - non-current                                           3,454                     3,564
Deferred income taxes - non-current                                      6,780                     2,028
Other assets                                                            13,036                    17,098
                                                                     ---------                 ---------
TOTAL ASSETS                                                         $ 571,421                 $ 649,494
                                                                     =========                 =========

                           LIABILITIES
Accounts payable                                                     $  24,697                 $  35,220
Notes payable and capitalized leases - current                           2,409                     4,382
Client fund obligations                                                 28,944                    39,719
Accrued expenses                                                        36,670                    45,455
                                                                     ---------                 ---------
     Total current liabilities                                          92,720                   124,776

Bank debt                                                               68,000                   117,500
Notes payable and capitalized leases - non-current                       1,571                     1,432
Accrued expenses                                                        20,100                    18,848
                                                                     ---------                 ---------
TOTAL LIABILITIES                                                      182,391                   262,556
                                                                     ---------                 ---------

                      STOCKHOLDERS' EQUITY
Common stock                                                               949                       947
Additional paid-in capital                                             439,126                   438,681
Accumulated deficit                                                    (49,750)                  (51,906)
Treasury stock                                                          (1,090)                     (754)
Accumulated other comprehensive loss                                      (205)                      (30)
                                                                     ---------                 ---------

TOTAL STOCKHOLDERS' EQUITY                                             389,030                   386,938
                                                                     ---------                 ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 571,421                 $ 649,494
                                                                     =========                 =========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)



                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                              ------------------------   ------------------------
                                                                  2001         2000         2001         2000
                                                              -----------   ----------   ----------   ----------

Revenue                                                          $117,931     $132,624    $412,969     $447,965
Operating expenses                                                113,647      117,129     349,673      368,172
                                                                 --------     --------    --------     --------
Gross margin                                                        4,284       15,495      63,296       79,793
Corporate general and administrative                                5,216        4,512      15,074       18,099
Depreciation and amortization                                      10,469       11,201      30,299       32,431
                                                                 --------     --------    --------     --------
Operating income (loss)                                           (11,401)        (218)     17,923       29,263
                                                                 --------     --------    --------     --------
Other income (expense):
         Interest expense                                          (1,447)      (3,102)     (5,844)      (9,294)
         Gain (loss) on sale of operations, net                       234            -      (1,166)        (566)
         Other income, net                                            453          666       2,880        3,361
                                                                 --------     --------    --------     --------
                  Total other expense, net                           (760)      (2,436)     (4,130)      (6,499)
Income (loss) from continuing operations before
   income tax expense                                             (12,161)      (2,654)     13,793       22,764
Income tax expense (benefit)                                       (3,006)       1,029      11,637       15,147
                                                                 --------     --------    --------     --------

Income (loss) from continuing operations                           (9,155)      (3,683)      2,156        7,617
Income (loss) from operations of discontinued business,
   net of tax                                                           -          546           -       (1,214)
Gain (loss) on disposal of discontinued business, net of tax            -          238           -       (8,183)
                                                                 --------     --------    --------     --------

Income (loss) before cumulative effect of a change in
    accounting principle, net of tax                               (9,155)      (2,899)      2,156       (1,780)
Cumulative effect of a change in accounting principle,
    net of tax                                                          -            -           -      (11,905)
                                                                 --------     --------    --------     --------
Net income (loss)                                                $ (9,155)    $ (2,899)   $  2,156     $(13,685)
                                                                 ========     ========    ========     ========
Earnings (loss) per share:
   Basic:
     Continuing operations                                       $  (0.10)    $  (0.04)   $   0.02     $   0.08
     Discontinued operations                                            -         0.01           -        (0.09)
     Cumulative effect of change in accounting principle                -            -           -        (0.13)
                                                                 --------     --------    --------     --------
     Net income (loss)                                           $  (0.10)    $  (0.03)   $   0.02     $  (0.14)
                                                                 ========     ========    ========     ========

   Diluted:
     Continuing operations                                       $  (0.10)    $  (0.04)   $   0.02     $   0.08
     Discontinued operations                                            -         0.01           -        (0.09)
     Cumulative effect of change in accounting principle                -            -           -        (0.13)
                                                                 --------     --------    --------     --------
     Net income (loss)                                           $  (0.10)    $  (0.03)   $   0.02    $   (0.14)
                                                                 ========     ========    ========     ========
Basic weighted average shares outstanding                          94,919       93,645      94,908       93,615
                                                                 ========     ========    ========     ========
Diluted weighted average shares outstanding                        94,919       93,645      96,602       94,577
                                                                 ========     ========    ========     ========

See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       ----------------------------
                                                                           2001            2000
                                                                       -----------      -----------
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                     $ 40,363         $ 16,571

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions, net of cash acquired and contingent
     consideration on prior transactions                                   (1,620)          (5,090)
   Additions to property and equipment, net                                (8,824)         (18,317)
   Proceeds from dispositions of businesses                                11,979              711
   Proceeds from (additions to) notes receivable, net                           3             (731)
                                                                         --------         --------
     Net cash provided by (used in) investing activities                    1,538          (23,427)
                                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank debt                                                 26,900           87,500
   Proceeds from notes payable and capitalized leases                         296            3,349
   Payment of bank debt                                                   (76,400)         (86,500)
   Payment of notes payable and capitalized leases                         (2,125)          (9,326)
   Proceeds from stock issuances, net                                          29               17
   Purchase of treasury stock                                                (336)               -
   Proceeds from exercise of stock options and warrants, net                  115              107
                                                                         --------         --------
     Net cash used in financing activities                                (51,521)          (4,853)
                                                                         --------         --------

Net decrease in cash and cash equivalents                                  (9,620)         (11,709)
Cash and cash equivalents at beginning of period                           15,970           24,740
                                                                         --------         --------

Cash and cash equivalents at end of period                               $  6,350         $ 13,031
                                                                         ========         ========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries (CBIZ or the Company) as of September 30, 2001 and December 31, 2000, the results of their operations for the three and nine-month periods ended September 30, 2001 and 2000, and cash flows for the nine-month periods ended September 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q, and accordingly do not include all disclosures required by generally accepted accounting principles. The December 31, 2000 condensed consolidated balance sheet was derived from CBIZ's audited consolidated balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in CBIZ's annual report on Form 10-K for the year ended December 31, 2000.

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


         Financial Instruments and Hedging

         CBIZ uses interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The interest differential paid or received under the interest rate swap agreement is recognized in interest expense. CBIZ accounts for interest rate swap as a cash flow hedge, whereby the fair value of the interest rate swap is reflected as an asset or liability in the condensed consolidated balance sheet. The change in fair value is recorded as other comprehensive income for the portion of the hedge that is effective, and the portion of the hedge that is ineffective is recorded as other (income) expense in the consolidated statement of operations.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) - (continued)

2.       ACQUISITIONS AND DIVESTITURES

         During the second quarter of 2001, CBIZ purchased one business solutions firm, which was accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired company have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The aggregate purchase price of this acquisition was approximately $0.3 million in cash. The excess of the purchase price over fair value of the net assets acquired (goodwill) was approximately $0.1 million, and is being amortized over a 15-year period. As a result of the nature of the assets and liabilities of the business acquired, there were no material identifiable intangible assets or liabilities.

         During the first quarter of 2001, CBIZ completed the sale of three non-core business operations for an aggregate price of $2.4 million, which resulted in a pretax loss of $0.1 million. CBIZ also recorded an additional charge of $2.2 million related to the divestiture of another business unit that was completed in the second quarter of 2001. During the second quarter of 2001, CBIZ completed the sale of three business units (including the operation discussed above) for an aggregate price of $9.4 million, which resulted in a pretax gain of $0.9 million. In addition, CBIZ closed one non-core business for a loss of less than $0.1 million. During the third quarter of 2001, CBIZ completed the sale of a small insurance operation for an aggregate price of $0.2 million in cash and notes. The aforementioned gains and losses have been included in gain (loss) on sale of operations in the accompanying condensed consolidated statements of operations.

3.       CONTINGENCIES

         CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. CBIZ is involved in certain legal proceedings as described in Part I, "Item 3 - Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2000. There have been no significant developments in such claims or suits during the first nine months of 2001. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

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


                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                             --------------------   ------------------
                                               2001(a)     2000(a)   2001       2000
                                             --------    --------  --------   --------
          Denominator
            Basic
                Weighted average common
                 shares                       94,919      93,645    94,908     93,615
                                              ------      ------    ------     ------

            Diluted
                Options                        2,553          43     1,633        305
                Contingent shares                 61         657        61        657
                                              ------      ------    ------     ------
                  Total                       97,533      94,345    96,602     94,577
                                              ======      ======    ======     ======


         (a) The basic weighted average shares have been used in place of the diluted weighted average shares for the three month periods ended September 30, 2001 and 2000, respectively, as the net loss for the periods would cause the incremental shares to be antidilutive.

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

         Due to this change, CBIZ recorded a cumulative adjustment in the first quarter of 2000 of $11.9 million (net of tax benefit of $7.9 million). The impact of adopting SAB 101 for the three and nine-month periods ended September 30, 2000, resulted in a reduction in revenue of approximately $6.8 million and $11.9 million, respectively, a reduction in operating expense of approximately $3.0 million and $7.2 million, respectively, and a reduction in income from continuing operations before income taxes of approximately $3.8 million and $4.7 million, respectively.


6.       CONSOLIDATION AND INTEGRATION CHARGES

         Consolidation and integration reserve balances as of December 31, 2000, activity during the nine-month period ended September 30, 2001, and the remaining reserve balances as of September 30, 2001, were as follows (in thousands):

                                                           Lease           Severance &
                                                        Consolidation         Benefits
                                                       ----------------   ---------------
         Reserve balance at December 31, 2000             $  2,843              449
              Amounts adjusted to income                      (380)            (159)
              Payments                                        (799)            (215)
                                                          --------            -----
         Reserve balance at September 30, 2001            $  1,664               75
                                                          ========            =====


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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) - (continued)

6.       CONSOLIDATION AND INTEGRATION CHARGES (con't)

         For the nine-months ended September 30, 2001, CBIZ reduced approximately $0.5 million of accruals related to noncancellable lease obligations, due to the fact that the consolidations in the San Jose and St. Louis markets will not be completed within the original timeframe, offset by the addition of $0.1 million of accruals to cover lease costs under the original plan not subleased in the original time frame. CBIZ also reduced approximately $0.1 million of accruals related to severance due to the accrual being higher than actual severance expense for those consolidations that have been completed.

         In addition to the consolidation activity described above that relates to the original accrual, CBIZ has incurred expenses related to noncancellable lease obligations related to consolidations in other markets, abandonment of leases, and severance obligations related to these consolidations, as well as expense-reduction initiatives. For the nine-month period ended September 30, 2001, charges incurred related primarily to consolidation activity in the Chicago, Philadelphia, Phoenix, and Southern California markets. Consolidation and integration charges incurred for the nine-months ended September 30, 2001 and 2000, were as follows (in thousands):

                                                        2001                                    2000
                                            ------------------------------    -------------------------------------------
                                                               Corporate                     Corporate          Loss
                                               Operating          G&A          Operating       G&A               On
                                                Expense         Expense         Expense       Expense           Sale
                                            ---------------- -------------    ------------ --------------   -------------
         Consolidation and integration
         charges not in original plan:

            Severance expense                      226            93           1,042          3,075               -
            Lease consolidation and
             abandonment                           989             -             365              -               -
            Other consolidation charges            596             -             315            763               -
            Shared service and
             consolidation                           -             -               -            377               -
            Write-down of non-core
             businesses                              -             -             449              -             566
                                                 -----          ----          ------         ------            ----
              Subtotal                           1,811            93           2,171          4,215             566

         Consolidation and integration
         charges in original plan:
            Adjustment to lease accrual           (380)            -          (5,901)             -               -
            Adjustment to severance
             accrual                               (52)          (25)              -         (2,445)              -
                                                 -----          ----          ------         ------            ----
         Total consolidation and
             integration charges                 1,379            68          (3,730)         1,770             566
                                                 =====          ====          ======         ======            ====

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

         CBIZ's business units were previously aggregated into four reportable segments: business solutions; benefits and insurance; performance consulting and technology solutions services. In November 2000, CBIZ changed its structure from four divisions to three divisions: Business Solutions, Benefits and Insurance, and National Practices, although the financial reports were not fully functional until January 1, 2001. The performance consulting and technology solutions divisions were merged into the National Practices, and certain business units that formerly reported under Business Solutions and Benefits and Insurance have been moved to the National Practices division, as these units have a national platform to provide services to customers. Segment information for the three and nine-month periods ended September 30, 2000 have been restated in accordance with the new segments.

         Segment information for the three and nine-month periods ended September 30, 2001 and 2000 is as follows (in thousands):


                                                           For the Three Months Ended September 30, 2001
                                            ----------------------------------------------------------------------------
                                            Business       Benefits &        National        Corporate         Total
                                            Solutions       Insurance        Practices       and Other
                                            ----------    ------------    --------------    -----------    -------------
         Revenue                            $  50,661        $ 31,595          $ 35,675      $       -        $ 117,931
         Operating expenses                    49,983          29,554            31,673          2,437          113,647
         Corporate gen. and admin.                  -               -                 -          5,216            5,216
         Depreciation and amortization          1,146           1,458               840          7,025           10,469
         Interest expense                          16              35                18          1,378            1,447
         Gain on sale of operations, net            -               -                 -           (234)            (234)
         Other (income) expense, net             (144)             84              (356)           (37)            (453)
                                            ---------        --------          --------      ---------        ---------
         Pre-tax income (loss)              $    (340)        $   464          $  3,500      $ (15,785)       $ (12,161)
                                            ---------        --------          --------      ---------        ---------


                                                         For the Three Months Ended September 30, 2000
                                            ----------------------------------------------------------------------------
                                            Business       Benefits &        National        Corporate         Total
                                            Solutions       Insurance        Practices       and Other
                                            ----------    ------------    --------------    -----------    -------------
         Revenue                            $  52,905        $ 37,899          $ 41,820      $       -        $ 132,624
         Operating expenses                    48,801          30,374            37,643            311          117,129
         Corporate gen. and admin.                  -               -                 -          4,512            4,512
         Depreciation and amortization          1,121             829               872          8,379           11,201
         Interest expense                          42              33                28           2999            3,102
         Other (income) expense, net             (196)            (61)           (1,009)           600             (666)
                                            ---------        --------          --------      ---------        ---------
         Pre-tax income (loss)              $   3,137        $  6,724          $  4,286      $ (16,801)       $  (2,654)
                                            ---------        --------          --------      ---------        ---------

                                                          For the Nine Months Ended September 30, 2001
                                         -------------------------------------------------------------------------------
                                            Business      Benefits &        National        Corporate         Total
                                            Solutions      Insurance        Practices       and Other
                                            ----------    ------------    --------------    -----------    -------------
         Revenue                            $ 190,001        $110,852          $112,116      $       -        $ 412,969
         Operating expenses                   153,564          89,916           100,821          5,372          349,673
         Corporate gen. and admin.                  -               -                 -         15,074           15,074
         Depreciation and amortization          3,347           3,586             2,505         20,861           30,299
         Interest expense                          61             129                60          5,594            5,844
         Loss on sale of operations, net            -               -                 -          1,166            1,166
         Other income, net                       (609)           (727)           (1,433)          (111)          (2,880)
                                            ---------        --------          --------      ---------        ---------
         Pre-tax income (loss)              $  33,638        $ 17,948          $ 10,163      $ (47,956)       $  13,793
                                            ---------        --------          --------      ---------        ---------

                                                          For the Nine Months Ended September 30, 2000
                                         -------------------------------------------------------------------------------
                                            Business      Benefits &        National        Corporate         Total
                                            Solutions      Insurance        Practices       and Other
                                            ----------    ------------    --------------    -----------    -------------
         Revenue                            $ 200,337        $121,702          $125,926      $       -        $ 447,965
         Operating expenses                   154,312          94,907           113,921          5,032          368,172
         Corporate gen. and admin.                  -               -                 -         18,099           18,099
         Depreciation and amortization          3,431           1,893             2,467         24,640           32,431
         Interest expense                         319             125               124          8,726            9,294
         Loss on sale of operations, net            -               -                 -            566              566
         Other income, net                       (514)           (473)           (2,299)           (75)          (3,361)
                                            ---------        --------          --------      ---------        ---------
         Pre-tax income (loss)              $  42,789        $ 25,250          $ 11,713      $ (56,988)       $  22,764
                                            ---------        --------          --------      ---------        ---------

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) - (continued)


 8.      DISCONTINUED OPERATIONS

         In April 1999, CBIZ adopted a formal plan to divest of its risk-bearing specialty insurance segment, which was no longer part of CBIZ's strategic long-term growth objectives. The risk-bearing specialty insurance segment, which included Century Surety Company, Evergreen National Indemnity, and Continental Heritage Insurance Company, was reported as a discontinued operation and its net assets and results of operations were reported separately in the unaudited condensed consolidated financial statements. Revenue from the discontinued operations for the three and nine-month periods ended September 30, 2000 were $12.0 million and $34.0 million, respectively. The Company completed the sale of the risk-bearing insurance segment in October of 2000 to Pro Finance Holding Corporation.

 9.      SUBSEQUENT EVENTS

         Subsequent to September 30, 2001, CBIZ completed an amendment to its existing credit facility with its lenders. CBIZ is currently in compliance with all debt covenants under the amended credit facility. The amendment provided CBIZ with waivers of default arising out of its non-compliance with the interest coverage and leverage ratios for period ended September 30, 2001. The amendment also provided for the following changes to the credit facility: 1) EBITDA targets were reset for the periods ended September 30, 2001 and periods ended through 2002; 2) the covenant that ties the level of borrowing to the level of accounts receivable was revised so that the base for accounts receivable and WIP were both set at 90 days; 3) the loan commitment was reduced from $140 million to $100 million with subsequent planned reductions to $80 million at June 30, 2002; 4) the applicable margin pertaining to interest rates was increased by 25 basis points for each level on the pricing grid, and 5) restricts the use of funds for the repurchase of CBIZ stock.

         On October 4, 2001 CBIZ signed an exclusive agreement with HarborView Partners, a Stamford, Connecticut-based provider of internal audit and business advisory services. Under the terms of the multi-faceted agreement between the two companies, CBIZ will be the exclusive provider of professionals to HarborView Partners for their internal audit engagements in the United States. To support this initiative, CBIZ will provide working capital of $2.5 million contingent upon the growth of HarborView Partners. In addition, CBIZ has the right to acquire up to 20% of the company.

         On October 1, 2001, CBIZ completed the sale of a client list in the Benefits and Insurance division for approximately $1.1 million in cash, resulting in an estimated pretax gain of $0.4 million.

         On November 1, 2001, CBIZ completed the sale of a business unit in the National Practices division for approximately $0.6 million in cash and notes, and will result in an estimated pretax loss of less than $0.1 million.

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

RESULTS OF OPERATIONS

Revenue

         Total revenue decreased to $117.9 million for the three-month period ended September 30, 2001, from $132.6 million for the comparable period in 2000, a decrease of $14.7 million, or 11.1%. Total revenue decreased to $413.0 million for the nine-month period ended September 30, 2001, from $448.0 million for the comparable period in 2000, a decrease of $35.0 million, or 7.8%. The decrease for the three and nine-month period was primarily attributable to (i) divestitures completed subsequent to the second quarter of 2000, (ii) lower than expected revenue particularly in the month of September resulting from generally weak economic conditions; and (iii) soft demand for consulting services and the decline in asset-based investment advisory fees, which were negatively impacted by the sharp decline in values of the equity market. The decrease in revenue attributable to divestitures was $8.9 million and $21.3 million for the three and nine-month periods ended September 30, 2001, respectively. For business units with a full period of operations for the three-month periods ended September 30, 2001 and 2000, revenue decreased $5.8 million, or 4.6%. For business units with a full period of operations for the nine-month periods ended September 30, 2001 and 2000, revenue decreased $13.7 million, or 3.3%.

Expenses

         Operating expenses decreased to $113.6 million for the three-month period ended September 30, 2001, from $117.1 million for the comparable period in 2000, a decrease of $3.5 million, or 3.0%. Operating expenses decreased to $349.7 million for the nine-month period ended September 30, 2001, from $368.2 million for the comparable period in 2000, a decrease of $18.5 million, or 5.0%. As a percentage of revenue, operating expenses for the three and nine-month periods ended September 30, 2001 were 96.4% and 84.7%, compared to 88.3% and 82.2%, respectively for the comparable period. Excluding consolidation and integration charges of $1.4 million for the nine-month period ended September 30, 2001, and consolidation and integration credits of $3.8 million for the nine-month period ended September 30, 2000, operating expenses as a percentage of revenue were 84.3% in 2001 compared to 83.0% of revenue in the comparable period of 2000. The primary components of operating expenses are personnel costs and facilities costs, both of which have decreased compared to the prior year. Other operating costs such as commission expense and product costs have also decreased due to decreased sales.

         Corporate general and administrative expenses increased to $5.2 million for the three-month period ended September 30, 2001, from $4.5 million for the comparable period in 2000. Corporate general and administrative expenses decreased to $15.1 million for the nine-month period ended September 30, 2001, from $18.1 million for the comparable period in 2000. Excluding consolidation and integration expenses of $1.8 million in 2000 (which consisted primarily of costs related to severance payments and the new shared services center), corporate general and administrative expenses decreased $1.2 million from $16.3 million for the nine-month period ended September 30, 2000, to $15.1 for the comparable period in 2001. Such decrease was attributable to the lower personnel costs and lower technology expenditures. Excluding consolidation and integration expenses, corporate general and administrative expenses represented 3.6% of total revenue for the nine-month period ended September 30, 2001, compared to 3.6% for the comparable period in 2000, respectively.

         Depreciation and amortization expense decreased to $10.5 million for the three-month period ended September 30, 2001, from $11.2 million for the comparable period in 2000, a decrease of $0.7 million, or 6.5%. Depreciation and amortization expense decreased to $30.3 million for the nine-month period ended September 30, 2001, from $32.4 million for the comparable period in 2000, a decrease of $2.1 million, or 6.6%. The decrease is primarily attributable to lower goodwill amortization of $2.0 million and $5.3 million for the three and nine-months periods, respectively, as a result of goodwill impairment recorded in the fourth quarter of 2000 and a reduction in goodwill related to the divestiture of several entities in the last twelve months. The decrease is primarily offset by an increase in depreciation expense related to capital expenditures. As a percentage of total revenue, depreciation and amortization expense was 8.9% and 7.3% for the three and nine-month periods ended September 30, 2001, compared to 8.4% and 7.2% for the comparable periods in 2000, respectively.

         Interest expense decreased to $1.4 million for the three-month period ended September 30, 2001, from $3.1 million for the comparable period in 2000, a decrease of $1.7 million, or 53.4%. Interest expense decreased to $5.8 million for the nine-month period ended September 30, 2001, from $9.3 million for the comparable period in 2000, a decrease of $3.5 million, or 37.1%. The decrease is the result of a lower average outstanding debt during the three and nine-month periods ended September 30, 2001 as compared to the comparable prior periods, in addition to a lower average interest rate. The weighted average interest rate on bank debt for the three and nine-month periods ended September 30, 2001 was 6.9% and 7.7%, respectively, compared to 8.7% and 8.2% for the comparable periods in 2000, respectively.

         Net gain (loss) on sale of operations was $0.2 million and ($1.2 million) for the three and nine-month periods ended September 30, 2001, and was related to the sale of three non-core operations in the first quarter of 2001, the sale of three and the closure of one non-core business in the second quarter of 2001 and the sale of a book of business in the third quarter of 2001. Loss on sale of operations of ($0.6 million) for the nine-month periods ended September 30, 2000, was related to the sale of three smaller non-core businesses that were announced in the fourth quarter of 1999, and a loss on a fourth business that was written down to net realizable value based on estimated sales proceeds.

         Other income, net decreased to $0.5 million for the three-month period ended September 30, 2001, from $0.7 million for the comparable period in 2000, a decrease of $0.2 million, or 32.0%. Other income, net decreased to $2.9 million for the nine-month period ended September 30, 2001, from $3.4 million for the comparable period in 2000, a decrease of $0.5 million, or 14.3%. Other income, net is comprised primarily of interest and miscellaneous income. The decrease is primarily related to the decrease in interest income derived from earnings at CBIZ's payroll business due to lower interest rates in 2001, and the impairment of a long-term investment of $0.4 million in the third quarter of 2001.

         CBIZ recorded income tax expense (benefit) tax from continuing operations of ($3.0 million) and $11.6 million for the three and nine-month periods ended September 30, 2001, compared to $1.0 million and $15.1 million for the comparable periods in 2000. The effective tax rate was 24.7% and 84.4% for the three and nine-month periods ended September 30, 2001, compared to (38.8%) and 66.5% for the comparable periods in 2000. Income taxes are provided based on CBIZ's anticipated annual effective rate. The effective tax rate is higher than the statutory federal and state tax rates of approximately 40%, primarily due to the significant amount of goodwill amortization expense, the majority of which is not deductible for tax purposes.

OTHER

         Total assets decreased to $571.4 million at September 30, 2001, from $649.5 million at December 31, 2000, which is primarily attributable to the decrease in goodwill of $20.0 million, the decrease in cash and cash equivalents of $9.6 million, the decrease in restricted cash of $17.1 million, the decrease in accounts receivable, net of $6.8 million, and the decrease in income taxes recoverable of $11.6 million. The decrease in assets was driven primarily by CBIZ's goals to strengthen the balance sheet by better managing cash and accounts receivable, and thereby paying down the line of credit. Other factors that contributed to the decrease in total assets include 1) the divestment of seven units (and closure of an additional unit) and their related assets, including the reduction of any goodwill related to these divestitures; and 2) the decrease in cash and cash equivalents, as operating cash and cash proceeds from divestitures were primarily used to pay down debt. Total liabilities decreased approximately $80.2 million, primarily due to the decrease in bank debt of $49.5 million, in addition to the decrease in client fund obligations of $10.8 million, and the general decrease in liabilities related to the divestitures discussed above. Total stockholders' equity increased $2.1 million, and is primarily due to net income for the first nine months of 2001 of $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine-month period ended September 30, 2001, cash and cash equivalents decreased $9.6 million to $6.4 million, from $16.0 million at December 31, 2000, as cash used in financing activities of $51.5 million exceeded cash provided by continuing operating activities of $40.4 million and cash provided by investing activities of $1.5 million. In line with management's objective of reducing debt during 2001, cash provided by operating and investing activities were used to reduce bank debt by $49.5 million during the period, from $117.5 million to $68 million.

         Cash provided by investing activities of $1.5 million consisted of $12 million in proceeds from the disposition of seven business units, offset by $8.8 million used toward capital expenditures, and $1.6 million used toward the acquisition of a technology services business and contingent consideration of businesses acquired (earn-outs) during an earlier period. Largely, purchases of property and equipment in the first nine months of 2001 were primarily attributable to leasehold improvements and equipment in connection with the consolidation of certain offices.

         During the nine months ended September 30, 2001, cash used in financing activities consisted primarily of a net reduction in bank debt from its credit facility of $49.5 million and payment of $2.1 million used toward the reduction of notes payable and capitalized leases. In addition, $0.4 million in cash was used towards the purchase of 115,000 shares of CBIZ's Common Stock, in accordance with CBIZ's Share Repurchase Program approved by the Board of Directors on August 8, 2001.

Subsequent to September 30, 2001, CBIZ completed an amendment to its existing credit facility with its lenders. CBIZ is currently in compliance with all debt covenants under the amended credit facility. The amendment provided CBIZ with waivers of default arising out of its non-compliance with the interest coverage and leverage ratios for period ended September 30, 2001. The amendment also provided for the following changes to the credit facility: 1) EBITDA targets were reset for the periods ended September 30, 2001 and periods ended through 2002; 2) the covenant that ties the level of borrowing to the level of accounts receivable was revised so that the base for accounts receivable and WIP were both set at 90 days; 3) the loan commitment was reduced from $140 million to $100 million with subsequent planned reductions to $80 million at June 30, 2002;
4) the applicable margin pertaining to interest rates was increased by 25 basis points for each level on the pricing grid, and 5) restricts the use of funds for the repurchase of CBIZ stock.

CBIZ currently has $35 million of available funds under its credit facility. Management believes that those available funds, along with cash generated from operations, will be more than sufficient to meet its liquidity needs in the foreseeable future.

INTEREST RATE RISK MANAGEMENT

CBIZ entered into an interest rate swap agreement in the third quarter of 2001 to reduce the impact of potential rate increases on variable rate debt through its Credit Facility. The interest rate swap has a notional amount of $25 million, a fixed LIBOR rate of 3.58%, and a maturity date of August 2003. CBIZ accounts for the interest rate swap as a cash flow hedge, whereby the fair value of the interest rate swap is reflected as an asset or liability in the accompanying condensed consolidated balance sheet. The interest rate swap (hedging instrument) matches the notional amount, interest rate index and re-pricing dates as those that exist under the variable rate debt through its Credit Facility (hedged item). When the interest rate index is below the fixed rate LIBOR, the change in fair value of the instrument represents a change in intrinsic value, which is an effective hedge. This portion of change in value will be recorded as other comprehensive income (loss).

For the quarter and nine months ended September 30, 2001, the change in fair value resulted in a loss of approximately $0.2 million, which is recorded as other comprehensive income (loss).

NEW ACCOUNTING PRONOUNCEMENTS

            In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". SFAS 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations completed on or after July 1, 2001. SFAS 142 will require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 is effective for fiscal years beginning after December 15, 2001. CBIZ plans to adopt FASB 142 in its fiscal year beginning January 1, 2002. As of the date of adoption, CBIZ expects to have unamortized goodwill in the amount of approximately $256 million, which will be subject to the transition provisions of SFAS 141 and
142. Amortization expense related to goodwill was approximately $28.8 million and $16.3 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort required to comply with the new pronouncements, it is not practicable to reasonably estimate the impact of adopting these statements on CBIZ's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

         In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002, however earlier application is permitted. CBIZ does not believe SFAS 143 will have a significant impact our financial position and results of operations.

            In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations - Discontinued Events and Extraordinary Items," and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. We are required to adopt SFAS 144 no later than January 1, 2002. We are currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on our financial position and results of operations.

FORWARD-LOOKING STATEMENTS

         Statements included in the Form 10-Q, which are not historical in nature, are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "believes," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or assumptions materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to, CBIZ's ability to adequately manage its growth; CBIZ's ability to meet its debt obligations and debt covenants; CBIZ's dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; and changes in governmental regulation and tax laws affecting its insurance business or its business services operations. A more detailed description of risks and uncertainties may be found in CBIZ's Annual Report on Form 10-K. All forward-looking statements in this Form 10-Q are expressly qualified by the Cautionary Statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

CBIZ's floating rate debt exposes the company to interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its Credit Facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at September 30, 2001, interest expense would increase or decrease by $0.4 million annually. CBIZ has entered into an interest rate swap to minimize the potential impact of future increases in interest rates. See "Interest Rate Risk Management" for a further discussion of this financial instrument.

CBIZ does not engage in trading market risk sensitive instruments. Except for the interest rate swap discussed above, CBIZ does not purchase instruments, hedges, or "other than trading" instruments that are likely to expose CBIZ to market risk, whether foreign currency exchange, commodity price or equity price risk. CBIZ has not issued debt instruments, entered into forward or futures contracts, or purchased options.


                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)      Reports on Form 8-K:

                   There were no Current Reports on Form 8-K filed during the three months ended September 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Century Business Services, Inc.
                                          -------------------------------
                                                    (Registrant)



Date:    November 14, 2001                 By:      /s/ Ware H. Grove
        -------------------                  ----------------------------
                                           Ware H. Grove
                                           Chief Financial Officer