Form 10-K405
period 2001-12-31
CENTURY BUSINESS SERVICES INC
filed 2002-03-29
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                 For the fiscal year ended December 31, 2001 or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

       For the Transition Period from                to                .

                         COMMISSION FILE NUMBER 0-25890

                        CENTURY BUSINESS SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       22-2769024
--------------------------------------------    --------------------------------------------
        (State or other jurisdiction                           (IRS Employer
     of incorporation or organization)                      Identification No.)

   6480 ROCKSIDE WOODS BOULEVARD, SOUTH,
                 SUITE 330
              CLEVELAND, OHIO                                      44131
--------------------------------------------    --------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (216) 447-9000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01
                                (TITLE OF CLASS)

                   Name of Each Exchange on Which Registered:
                            The Nasdaq Stock Market

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $310.4 MILLION as of March 25, 2002. The number of outstanding shares of the Registrant's common stock is 95,513,623 shares as of March 25, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III Portions of the Registrant's Definitive Proxy Statement relative to the 2002 Annual Meeting of Stockholders.

     Part IV  Portions of previously filed reports and registration statements.

                        CENTURY BUSINESS SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
     Items 1 and 2.  Business and Properties.....................................     3
     Item 3.         Legal Proceedings...........................................    13
     Item 4.         Submission of Matters to a Vote of Security Holders.........    14

PART II
     Item 5.         Market for Registrant's Common Stock and Related Stockholder
                     Matters.....................................................    15
     Item 6.         Selected Financial Data.....................................    16
     Item 7.         Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................    17
     Item 7A.        Quantitative and Qualitative Information About Market
                     Risk........................................................    26
     Item 8.         Financial Statements and Supplementary Data.................    27
     Item 9.         Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure....................................    27

PART III
     Item 10.        Directors and Executive Officers of the Registrant..........    28
     Item 11.        Executive Compensation......................................    31
     Item 12.        Security Ownership of Certain Beneficial Owners and
                     Management..................................................    31
     Item 13.        Certain Relationships and Related Transactions..............    31

PART IV
     Item 14.        Exhibits, Financial Statement Schedules and Reports on Form
                     8-K.........................................................    32

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

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

     CBIZ is a diversified services company which, acting through its subsidiaries, provides professional outsourced business services primarily to small and medium-sized businesses, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and in Toronto, Canada. CBIZ delivers integrated services through the following three divisions:

     - Business Solutions;

     - Benefits and Insurance; and

     - National Practices.

     CBIZ provides services through 76 business units with more than 200 offices located in 33 states, Washington D.C., and Toronto, Canada. Included in this total is the Company's physician management practice business unit which has 61 offices.

     Formed as a Delaware corporation in 1987 under the name Stout Associates, CBIZ was acquired by Republic Industries, Inc. in 1992. In April 1995, Republic spun-off its hazardous waste operations, including CBIZ's predecessor company, to stockholders. Re-named Republic Environmental Systems, Inc., CBIZ's common stock began trading on the Nasdaq National Market under the symbol "RESI" until June 24, 1996. On that date, the trading symbol changed to "IASI" in anticipation of our merger with Century Surety Company and Commercial Surety Agency, Inc., which resulted in a change of its name to "International Alliance Services, Inc." This name change signaled our move away from the hazardous waste business. CBIZ divested all remaining hazardous waste operations in 1997. On December 23, 1997, CBIZ changed its name to Century Business Services, Inc. and began trading under the symbol "CBIZ."

     CBIZ initiated an acquisition program in November 1996 to expand its operations in the professional outsourced business services industry. Since that time, CBIZ has acquired the businesses of 145 companies, one of which was acquired in 2001. Through its subsidiaries, CBIZ provides a wide range of integrated services primarily to small and medium-sized businesses, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and in Toronto, Canada. CBIZ's goal is to be a leading provider of outsourced business services within its target markets. CBIZ's strategies to achieve this goal include:

     - providing clients with a broad range of high-quality products and services;

     - expanding locally through internal growth by:

      - increasing the number of clients it serves;

      - increasing the number of services it provides to existing clients; and

     - from time to time, completing acquisitions to expand its service offerings in a target market.

     CBIZ'S PRINCIPAL EXECUTIVE OFFICE IS LOCATED AT 6480 ROCKSIDE WOODS BLVD., SOUTH, SUITE 330, CLEVELAND, OHIO 44131 AND ITS TELEPHONE NUMBER IS 216-447-9000.

BUSINESS STRATEGY

     CBIZ's business strategy is to grow in the professional outsourced business services industry by:

     - offering a wide array of infrastructure support services;

     - cross-serving CBIZ's business services to its existing customer base;

     - attracting new customers with its diverse business services offerings;

     - realizing economies of scale to leverage its purchasing power from national vendors and leverage practice-area expertise across all business units; and

     - developing our core service offerings in target markets through selective acquisitions from time to time.

     Providing a range of outsourced business services to a client results in efficiencies for both the client and for CBIZ. For example, CBIZ can process time and attendance data to calculate and produce employee paychecks, direct deposits and reports for its clients. The same data can be used by CBIZ as a group health and welfare insurance agent and benefits consultant to provide the most appropriate benefits package to a client's employee base. The ability to combine several services and offer them through one provider is more convenient for the client and distinguishes CBIZ from most other outsourced business services providers.

     CBIZ also may from time to time make acquisitions in markets where it currently operates and where the prospects are favorable to increase its market share to become a significant provider of a comprehensive range of outsourced business services. CBIZ's strategy is to acquire companies that generally:

     - have a strong potential for cross-serving among CBIZ's subsidiaries;

     - have strong and energetic leadership;

     - have historic and expected future internal growth; and

     - complete the core CBIZ service offering in a geographical market.

     In accordance with its strategy to deliver services to clients conveniently, and to promote cross-serving between its various service groups, CBIZ consolidates office locations wherever practical. In late 2000 and in 2001, CBIZ consolidated offices in Atlanta, Chicago, Cleveland, Columbus, Dallas, Los Angeles, and Orlando, and will continue to combine offices, with further consolidations planned for Minneapolis, Philadelphia, St. Louis, San Diego, and San Jose in 2002 and Denver and Kansas City in 2003. As further consolidations occur, it is likely the Company will incur restructuring costs associated with these consolidations.

OUTSOURCED BUSINESS SERVICES

     The following is a description of the outsourced business services currently offered by CBIZ.

     Business Solutions. The business units that comprise CBIZ's Business Solutions division offer services in the following areas: tax planning and preparation; cash flow management; strategic planning; consulting; record-keeping; federal, state and local tax return preparation; tax planning based on financial and investment alternatives; tax structuring of business transactions such as mergers and acquisitions; quarterly and year-end payroll tax reporting; corporate, partnership and fiduciary tax planning and return preparation; outsourced chief financial officer services and other financial staff services; financial investment analysis, succession, retirement, and estate planning; and profitability, operational and efficiency enhancement consulting to a number of specialized industries. Other than internal audit services, CBIZ does not currently offer audit and attest services, does not intend to offer audit and attest services in the future and does not purchase the "audit and attest divisions" of any accounting businesses it acquires. However, CBIZ and its subsidiaries maintain joint-referral relationships and service agreements with licensed Certified Public Accounting or CPA firms under which audit and attest services may be provided to CBIZ's clients and vice versa.

     Under these service agreements with licensed CPA firms, CBIZ subsidiaries provide administrative services, including office, bookkeeping, accounting and other administrative services; prepare marketing and promotion materials; and lease administrative and professional staff, in exchange for a fee. The CPA firms with which CBIZ and its subsidiaries maintain such agreements are those that have reorganized in order to merge their non-attest (non-attest business services include any services other than those which only licensed certified public accountants, licensed public accountants, or licensed CPA or PA firms may perform in accordance with accountancy laws) business services activities with and into CBIZ subsidiaries. Under these agreements, each party has agreed to maintain its own liability and risk of loss in connection with performance of its respective services. CBIZ currently undergoes an annual peer review administered to ensure compliance with independence requirements in its relationships with associated CPA firms and clients. The peer review has found CBIZ in compliance with these rules every year since the review was first administered.

     The Company's Business Solutions division is made up of four groups, representing the East, Midwest, Great Lakes, and West regions of the country. Each of these regions is headed by a designated regional director, all of whom report to the Senior Vice President, Business Solutions. While all of the business units in the Business Solutions group can offer most of the core accounting, tax and consulting services clients need, CBIZ operates various practice groups within this division with a deeper expertise in certain areas, which business units across the country can utilize as a resource. These include a national tax office, which provides guidance on complex tax issues; a recovery solutions office, which assists clients nationwide in realizing lost monies by examining and rectifying inaccurate accounts payable; and a restructuring and bankruptcy group, which specializes in assisting firms undergoing financial difficulties.

     The Business Solutions division contributed approximately 44% of CBIZ's annual revenue in 2001.

     Benefits and Insurance Services. The business units that comprise CBIZ's Benefits and Insurance division offer services in the following areas: employee benefits, insurance brokerage, consulting, and administration, including the design, implementation and administration of qualified plans, such as 401(k) plans, profit-sharing plans, defined benefit plans, and money purchase plans; actuarial services; health and welfare benefits consulting, including group health insurance plans; dental and vision care programs; group life insurance programs; accidental death and dismemberment and disability programs; COBRA administration and voluntary insurance programs; health care and dependent care spending accounts; premium reimbursement plans; communications services to inform and educate employees about their benefit programs; executive benefits consulting on non-qualified retirement plans and business continuation plans; specialty high-risk life insurance; employee benefit worksite marketing; and wealth management services, including Registered Investment Advisory Services, Investment Policy Statements, also known as IPS, mutual fund selection based on IPS and ongoing mutual fund monitoring. CBIZ's Benefits and Insurance group also provides an on-line service, CBIZSolutions.com, that enables clients' employees to access benefits information such as retirement funds and payroll balances, update their personal information, and access company documents like employee handbooks.

     CBIZ's Benefits and Insurance Services division operates under one Senior Vice President, who oversees three regional divisions and their respective directors, representing the Eastern, Central, and Western states. Additionally, CBIZ operates wholesale insurance and other specialty insurance divisions, which also report directly to CBIZ's Senior Vice President of Benefits and Insurance Services.

     The Benefits and Insurance division contributed approximately 28% of CBIZ's annual revenue in 2001.

     National Practices. The business units that comprise CBIZ's National Practices division offer services in the following areas: payroll processing and administration; valuations of commercial, tangible, and intangible assets and financial securities; mergers and acquisitions and capital advisory services; physician practice management; health care consulting; government relations; process improvement; and technology consulting, including strategic technology planning, project management, development, network design and implementation and software selection and implementation. Changes in accounting methods dictated by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142 (SFAS 142), which will take effect in 2002, will require new valuation techniques in accounting for intangible assets. These changes are expected to increase demand for CBIZ's valuation services. Additionally, CBIZ's payroll division recently adopted a new payroll system utilizing improved database technology which offers clients a single point of data entry for multiple uses for benefits, human resources and payroll functions.

     The business units within the group report to CBIZ's President and Chief Operating Officer. CBIZ's physician practice management subsidiary, a National Practice business unit which oversees billing and records compliance for medical professionals, generated approximately 23% of the divisions's revenue, or 7% of CBIZ's annual revenue in 2001.

     The National Practices division contributed approximately 28% of CBIZ's annual revenue in 2001.

SALES AND MARKETING NETWORK AND ACCOUNT MANAGEMENT

     CBIZ's key competitive factors in obtaining clients for business services are:

     - established relationships;

     - strong regional presence;

     - the ability to match client requirements with available services;

     - the ability to offer a number of services from one provider; and

     - the ability to offer services at competitive rates.

     CBIZ believes that by combining a local entrepreneurial marketing strategy and the name and resources of a nationally branded company, it will be able to maximize its market penetration. CBIZ expects that it can take advantage of economies of scale in purchasing a range of services and products and cross-serving new products and services to existing clients who do not currently utilize all of the services CBIZ offers.

     CBIZ's primary marketing strategy is to deepen its relationships with clients by providing them with additional CBIZ services that would be in the best interest of their business. CBIZ refers to this strategy of penetrating its existing client base as cross-serving. Because cross-serving is only effective when it makes outsourcing more convenient for the client, the location of the service provider is a key consideration, and requires marketing functions to be carried out on a geographic basis. Using major metropolitan areas as its marketing focal points, CBIZ is developing marketing plans that consider the needs of all CBIZ business units in an area. While each business unit continues to be individually responsible for creating its own marketing plan and is accountable for its own performance, a number of marketing resources are shared via the Company's intranet. These resources include intellectual capital, advertisements, printed material such as brochures and stationery, and CBIZ-branded merchandise for trade shows and other client-oriented events. New clients are generated via networking, referrals from existing clients, and participation in trade shows.

     The Company expanded its marketing capabilities in October 2001 by entering into an agreement with HarborView Partners, a Stamford, Connecticut-based provider of internal audit and business advisory services. Under the terms of the agreement between the two companies, CBIZ will be the exclusive provider of professional staff to HarborView Partners to conduct internal audits for engagements that HarborView Partners secures within the United States. This agreement was entered into to take advantage of the SEC's auditor independence rules, effective in August 2002, which will limit the amount of internal audit services a company may place with their independent auditor, and thus require the redistribution of internal auditing work to either in-house personnel or other outside providers.

ACQUISITIONS

     In May 2001, CBIZ acquired one business that was accounted for under the purchase method of accounting. The aggregate purchase price of the acquisition was approximately $300,000 in cash. The aggregate purchase price has been allocated to the net assets of the acquired company based upon its respective fair market value. The excess of the purchase price over fair value of net assets acquired (goodwill) approximated $100,000. Due to the nature of the assets and liabilities of the business acquired, there were no material identifiable intangible assets or liabilities. This acquisition was executed in order to increase CBIZ's web hosting capacity.

DIVESTITURES

     In 2001, CBIZ divested, consolidated or closed 20 operating entities in order to rationalize its business operations by shedding business units that are either underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. These divestitures are consistent with the Company's plan to focus on metropolitan markets in which it currently has or can easily gain a full array of its core service offerings. It is likely the Company will recognize additional gains and/or losses on these divestitures as they occur in the future.

COMPETITION

     The professional outsourced business services industry is a highly fragmented and competitive industry, with a majority of industry participants, such as accounting, employee benefits, payroll firms or professional employee organizations, offering only one or a limited number of services. Competition is based primarily on customer relationships, range and quality of services or product offerings, customer service, timeliness, geographic proximity, and competitive rates. CBIZ competes with a small number of multi-location regional or national operators and a large number of relatively small independent operators in local markets. CBIZ's competitors in the professional outsourced business services industry include independent consulting services companies, divisions of diversified enterprises, insurance carriers and banks. Some of these competitors are public companies and some may have greater financial resources than CBIZ.

     CBIZ believes that it is able to compete effectively based on its:

     - broad range of high-quality services and products;

     - knowledgeable and trained personnel;

     - entrepreneurial culture;

     - large number of locations;

     - focused target on small and mid-market businesses; and

     - operational economies of scale.

CUSTOMERS

     CBIZ provides professional outsourced business services to over 65,000 clients. CBIZ's clients typically have fewer than 500 employees and prefer to focus their resources on operational competencies while outsourcing non-core administrative functions to CBIZ. In many instances, outsourcing administrative functions allows clients to enhance productivity, reduce costs and improve service, quality and efficiency by focusing on the client's core business. Depending on a client's size and capabilities, it may choose to utilize some or many of CBIZ's broad array of services, which it typically accesses through a single CBIZ representative.

     None of CBIZ's major business services groups has a single homogeneous client base. Rather, CBIZ's clients come from a large variety of industries and markets, and, with the exception of one customer which contributes approximately 3.1% of the Company's revenue, no one customer individually comprises more than 3% of CBIZ's total consolidated revenue. Management believes that such diversity helps insulate CBIZ from a downturn in a particular industry. In addition, CBIZ's clients value the quality of services and established relationships. Nevertheless, economic conditions among selected clients and groups of clients may have an impact on the demand for such services.

REGULATION

     CBIZ's operations are subject to regulations by federal, state, and local governing bodies. Accordingly, our outsourced business services may be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration, tax and accounting. CBIZ remains abreast of regulatory changes affecting its business, as these changes often affect clients' procedures with respect to employment, taxation, benefits, and accounting. For instance, changes in income, estate, or property tax laws may require additional consultation with clients subject to these changes to ensure their procedures comply with revised regulations.

     CBIZ itself is subject to industry regulation and changes within it, including changes in laws, regulations, and codes of ethics governing the accounting industry, the interpretation of which may restrict CBIZ's operations. Accordingly, CBIZ's ability to continue to operate in, or expand its operations in or to, some states may depend on its flexibility to modify its operational structure in response to these changes.

LIABILITY INSURANCE

     CBIZ carries commercial general liability, automobile liability, professional liability, directors and officers liability, fiduciary liability, employment practices liability and workers' compensation subject to prescribed state mandates. Excess liability is carried over the underlying limits provided by the commercial general liability and automobile liability policies.

EMPLOYEES

     At December 31, 2001, CBIZ employed approximately 4,900 employees, approximately half of whom are professionals. The Company believes that it has a good relationship with its employees. CBIZ realizes that as a professional services company that differentiates itself from competitors through the quality and diversity of its service offering, the Company's employees are its most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of its employees. In 2001, the Company commenced an employee stock purchase program and began to offer continuing professional education (CPE) credit opportunities on-line to its employees. Additionally, in 2001 CBIZ standardized its benefit programs and revised its incentive compensation plan to recognize and reward performance that is in line with the Company's strategic goals.

SEASONALITY

     A disproportionately large amount of CBIZ's revenue occurs in the first half of the year. This is due primarily to the Company's accounting and tax practice, which is subject to seasonality related to the heavy volume in the first four months of the year. CBIZ estimates that its Business Solutions group generates approximately 35% of its revenue in the first quarter of the year. Like most professional service companies, most of CBIZ's operating costs are fixed, resulting in much higher operating margins in the first half of the year.

PROPERTIES

     CBIZ's corporate headquarters are located at 6480 Rockside Woods Blvd., South, Suite 330, Cleveland, Ohio 44131, in leased premises. Some of CBIZ's property and equipment are subject to liens securing payment of indebtedness of CBIZ and its subsidiaries. CBIZ and its subsidiaries lease more than 200 offices in 33 states and one in Toronto, Canada, as well as office equipment and company vehicles. As CBIZ continues to consolidate and rationalize its operations, it expects to reduce the number of leases it currently holds. CBIZ believes that its facilities are sufficient for its needs.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

     This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report, including without limitation, "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding CBIZ's financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "believes," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this 10-K, in the 2001 Annual Report and in any other public statements that we make, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect operating or financial performance. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

RISK FACTORS

     The following factors may affect our actual operating and financial results and could cause results to differ materially from those in any forward-looking statements. There may be other factors, and new risk factors may emerge in the future. You should carefully consider the following information.

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

  WE MAY BE MORE SENSITIVE TO REVENUE FLUCTUATIONS THAN OTHER COMPANIES, WHICH COULD RESULT IN FLUCTUATIONS IN THE MARKET PRICE OF OUR COMMON STOCK.

     A substantial majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in the short run. As a result, we may not be able to quickly cut costs in response to any decrease in revenue. For example, any decision by a client to delay or cancel our services may cause significant variations in operating results and could result in losses for the applicable quarters. Additionally, the general condition of the United States economy, and the current weakness in the economy, has and will continue to affect our business. Potential new clients may defer from switching service providers in light of these economic conditions. Any of these factors could cause our quarterly results to be lower than expectations of securities analysts, which could result in a decline in the price of our common stock.

  WE MAY NOT REALIZE THE VALUE OF OUR GOODWILL.

     Acquisitions have resulted in significant amounts of goodwill on our financial statements. Goodwill is the excess of the purchase price over the fair value of the net identifiable assets of the businesses that we have acquired. We anticipate that such increases will continue if we make future acquisitions. At December 31, 2001, goodwill was $247.5 million. During the fourth quarter of 2001, CBIZ divested operations which resulted in a reduction of its goodwill by $13.8 million. We may not realize the full value of our remaining goodwill, and further adjustments are possible. The implementation of SFAS 142, "Goodwill and Other Intangible Assets," in 2002 requires the determination of fair value of goodwill and subsequent evaluation of its fair value against its book value. This test may result in impairment and reduction of the Company's goodwill. Any future determination requiring a reduction of a significant portion of goodwill could have a material adverse effect on our business, financial condition and results of operations, compliance with our debt covenants and on the market price of our stock.

  WE HAVE A RISK THAT PAYMENTS ON ACCOUNTS RECEIVABLE OR NOTES RECEIVABLE MAY BE SLOWER THAN EXPECTED, OR THAT AMOUNTS DUE ON RECEIVABLES OR NOTES MAY NOT BE FULLY COLLECTIBLE.

     Professional services firms often experience higher average accounts receivable days outstanding compared to many other industries. If collections become slower, our liquidity may be adversely impacted. We monitor the aging of receivables regularly and make assessments of the ability of customers to pay amounts due. We accrue for potential bad debts each month and recognize additional reserves against bad debts as we deem it appropriate. Notwithstanding these measures, our customers may face unexpected circumstances that adversely impact their ability to pay their trade receivables or note obligations to us and we may face unexpected losses as a result.

  WE ARE DEPENDENT ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES.

     Our success depends in large part upon the abilities and continued services of our executive officers and other key employees, such as our business unit leaders. In the course of business operations, employees may resign and seek employment elsewhere. Certain principal employees, however, are bound in writing to non-compete agreements barring competitive employment, client solicitation, and solicitation of employees for a period of between two and ten years following his or her resignation. We cannot assure you that we will be able to retain the services of our key personnel. If we cannot retain the services of key personnel, there could be a material adverse effect on our business, financial condition and results of operations. While we generally have employment agreements and non-compete agreements with key personnel, courts are at times reluctant to enforce such non-compete agreements. In addition, many of our executive officers and other key personnel are either participants in our stock option plan or holders of a significant amount of our common stock. We believe that these interests provide additional incentives for these key employees to remain with us. In order to support our growth, we will need to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a material adverse effect on our business, financial condition and results of operation.

  RESTRICTIONS IMPOSED BY INDEPENDENCE REQUIREMENTS AND CONFLICT OF INTEREST RULES MAY LIMIT THE CLIENTS WE SERVICE AND THE ABILITY OF THE ATTEST FIRMS WITH WHICH WE HAVE CONTRACTUAL RELATIONSHIPS TO PROVIDE ATTESTATION SERVICES.

     We have entered into administrative services agreements with separate attest firms owned by the CPA owners of each professional services firm under which we provide professional staffing and other services. Revenues and income from these agreements are reflected in our financial statements.

     With respect to attest firm clients that are required to file audited financial statements with the Securities and Exchange Commission, or SEC, the SEC staff views us and the attest firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. According to the SEC staff, we are required to abide by all of the independence rules that the attest firms must follow in order to be independent of an SEC-reporting attest client. According to the SEC staff, these independence rules prohibit us, and our officers, directors, affiliates and significant stockholders, to the extent an attest firm is so prohibited, from:

     - holding any financial interest in an SEC-reporting attest client;

     - entering into any business relationship with an SEC-reporting attest client; or

     - selling any services to an SEC-reporting attest client.

     In addition, under these rules, the SEC staff views an attest firm and us as lacking independence with respect to:

     - an SEC-reporting attest client where that client, or its directors, officers, affiliates or significant stockholders, own stock in us or our affiliates; or

     - entities involved in an offering of our stock or in making a market for, or otherwise facilitating the trading of, our stock in the secondary market, including any entity that is a member of a syndicate underwriting an offering of our stock, that is a broker-dealer exercising discretionary buy and sell authority over customer accounts holding significant positions in our stock, or that employs securities analysts that follow us.

     We remain in contact with state accountancy regulators in jurisdictions in which we operate to ensure our business services model complies with independence regulations. To date, no state accountancy regulatory authority has prohibited our operations in any jurisdiction. In addition, we and the attest firms have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. These procedures include independence screening in connection with the selection of attest clients as well as periodic confirmations of independence by officers, directors and professionals of us and the attest firms.

     There can be no assurance that following the policies and procedures implemented by us and the attest firms will enable us and the attest firms to avoid circumstances that would cause us and them to lack independence from an SEC-reporting attest client. If, as a result of the independence rules, we or the attest firms are required to discontinue attestation or other services for existing or potential future clients, then our revenues could decline. To date, revenues derived from providing services in connection with attestation engagements of the attest firms performed for SEC-reporting clients have not been material.

  GOVERNMENTAL REGULATIONS AND INTERPRETATIONS ARE SUBJECT TO CHANGES.

     Laws and regulations often result in changes in the amount or the type of business services required by businesses and individuals. We cannot be sure that future laws and regulations will provide the same or similar opportunities for us to provide business consulting and management services to businesses and individuals. In response to recent auditing problems experienced by several publicly traded companies, the SEC is currently contemplating a number of rule changes that would affect the accounting profession. While it appears that most of these possible changes pertain to the auditing of publicly traded companies, a line of business we do not offer, there is a chance that modifications of the law could adversely impact our business by reducing or eliminating our ability to provide consulting services to the clients audited by our associated attest firms. To the extent that licensed CPA firms for whom our subsidiaries provide administrative and other services are affected, we may experience a decline in fee revenue from these businesses as well. The revenue derived from public companies for whom these associated attest firms perform auditing services is nominal.

  ANY FAILURE TO MEET OUR DEBT OBLIGATIONS OR DEBT COVENANTS COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness or to remain in compliance with our debt covenants would likely result in a reduction of our credit rating, which could harm our ability to obtain additional financing on acceptable terms. In the past, CBIZ has, from time to time, been in violation of certain debt covenants. In each case, we have successfully negotiated waivers and/or amendments to the covenants to re-establish compliance. However, we cannot assure you that we will be similarly successful if we are in violation of debt covenants in the future; nor can we assure you that our cash flow and capital resources will be sufficient for payment of interest and principal of our debt in the future, or that any such alternative measures would be successful or would permit us to meet scheduled debt service obligations.

  WE ARE SUBJECT TO RISK AS IT RELATES TO PROCESSING CUSTOMER TRANSACTIONS FOR OUR 401(K), PAYROLL, PROPERTY TAX MANAGEMENT, AND CERTAIN OTHER TRANSACTION PROCESSING BUSINESSES.

     The high volume of client funds processed by us in our 401(k), payroll, and certain other businesses entails risks for which we may be held liable if the accuracy or timeliness of the transactions processed is not correct. We could incur significant legal expense to defend any claims against us, even those claims without merit. While we carry insurance against these potential liabilities, we cannot be certain that circumstances surrounding such an error would be entirely reimbursed through insurance coverage.

  WE ARE SUBJECT TO RISK AS IT RELATES TO SOFTWARE THAT WE LICENSE FROM THIRD PARTIES.

     We license software from third parties, much of which is integral to our systems and our business. The licenses are terminable if we breach our obligations under the license agreements. If any of these relationships were terminated or if any of these parties were to cease doing business or cease to support the applications we currently utilize, we may be forced to spend significant time and money to replace the licensed software. However, we cannot assure you that the necessary replacements will be available on reasonable terms, if at all.

  WE COULD BE HELD LIABLE FOR ERRORS AND OMISSIONS.

     All of our professional business services entail an inherent risk of professional malpractice and other similar claims. Therefore, we maintain errors and omissions insurance coverage. Although we believe that our insurance coverage is adequate, we cannot be certain that actual future claims or related legal expenses would not exceed the coverage amounts. If we have a large claim on our insurance, the rates for such insurance may increase, but contractual arrangements with clients may constrain our ability to incorporate such increases into service fees. Such insurance rate increases, as well as any underlying malpractice claim, could have a material adverse effect on our business, financial condition and results of operations.

  OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER OUR OPERATIONS.

     As of March 25, 2002, the following groups owned the following aggregate amounts and percentages of our common stock, including shares that may be acquired by exercising options or warrants:

     - approximately 14,613,138 shares, representing 15.30% of all our outstanding common stock, were owned by Mr. DeGroote, our Chairman;

     - approximately 5,422,222 shares, representing 5.68% of all our outstanding common stock, were owned by Mr. Huizenga, a principal stockholder; and

     - approximately 22,253,099 shares, representing 23.30% of all our outstanding common stock, were owned by our executive officers, directors, and Mr. Huizenga, as a group.

     Because of their stock ownership, these persons can substantially influence actions that require the consent of a majority of our outstanding shares, including the election of directors.

  WE HAVE SHARES ELIGIBLE FOR FUTURE SALE THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares, and have issued and outstanding approximately 95 million shares. More than 47 million of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, the shares were contractually restricted from sale for periods up to two years, most of which expired by the end of 2001. By March 25, 2002, no shares of common stock were still under lock-up contractual restrictions. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock. As of March 25, 2002, we also have registered under the Securities Act the following shares of common stock for the following purposes:

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

  WE MAY NOT BE ABLE TO ACQUIRE AND FINANCE ADDITIONAL BUSINESSES.

     We completed a significant number of acquisitions from 1996 through 1999. While we have significantly slowed our strategic acquisition program, we would like to continue to grow through acquisitions of complementary businesses to build out our service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms. We cannot assure you that such acquisitions, even if obtained, will perform as expected or will contribute significant revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. Management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future; however, there are certain restrictions under our bank line of credit that may prohibit our ability to acquire additional businesses.

  THE OUTSOURCING INDUSTRY IS COMPETITIVE AND FRAGMENTED.

     We face competition from a number of sources in both the outsourced business services industry and from specialty insurance agencies. Competition in both industries has led to consolidation of many large companies that may have greater financial, technical, marketing and other resources than us. In addition to these new large companies, we face competition in the outsourced business services industry from in-house employee services departments, local outsourcing companies and independent consultants, as well as from new entrants into our markets. We cannot assure you that, as our industry continues to evolve, additional competitors will not enter the industry or that our clients will not choose to conduct more of their business services internally or through alternative business services providers. Although we intend to monitor industry trends and respond accordingly, we cannot assure you that we will be able to anticipate and successfully respond to such trends in a timely manner. We cannot be certain that we will be able to compete successfully against current and future competitors, or that competitive pressure will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.  LEGAL PROCEEDINGS

     Since September 1999, seven purported stockholder class-action lawsuits were filed against Century and certain of its current and former directors and officers, including Michael G. DeGroote, Charles D. Hamm, Jr., Gregory J. Skoda, Keith W. Reeves, Fred M. Winkler, and Jerome P. Grisko, and have been consolidated as In Re Century Business Services Securities Litigation, Case No. 1:99CV2200, in the United States District Court for the Northern District of Ohio. The plaintiffs alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February 1998 through January 2000 by, among other things, improperly amortizing goodwill and failing adequately to monitor changes in operating results. The consolidated complaint seeks damages in an unspecified amount. The United States District Court has appointed lead plaintiff and lead counsel. CBIZ has filed a motion to dismiss. Responses and replies have been filed by the parties. The Court has not yet ruled on the motion. There has been no discovery in any of these actions.

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

     On or about May 6, 2000, certain former shareholders of a company acquired by Century filed suit -- Hanan et al. v. Century Business Services, Inc. and Gregory J. Skoda, Case No. 407495 (Ohio Ct. Common Pleas) -- alleging that CBIZ fraudulently induced them to enter into merging with the company and breached the Agreement and Plan of Merger and Executive Employment Agreements plaintiffs entered into in connection with the merger. Following the commencement of discovery and prior to trial, the parties settled all of the litigation between them on confidential terms that management believes were favorable to CBIZ.

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

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              --------------
                                                              HIGH      LOW
                                                              -----    -----
2000
  First Quarter.............................................  $9.06    $2.06
  Second Quarter............................................   4.00     1.50
  Third Quarter.............................................   2.38     1.25
  Fourth Quarter............................................   1.56     0.81
2001
  First Quarter.............................................   2.63     1.16
  Second Quarter............................................   5.50     1.59
  Third Quarter.............................................   4.78     2.02
  Fourth Quarter............................................   2.75     1.50

     On December 31, 2001, the last reported sale price of CBIZ's Common Stock as reported on the Nasdaq National Market (Nasdaq Amex-Online) was $2.30 per share. As of March 25, 2002, CBIZ had 10,831 holders of record of its common stock, and the last sale of CBIZ's common stock as of that date was $3.25.

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

                                                                   YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                      2001       2000        1999       1998       1997
                                                    --------   ---------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...........................................  $526,867   $ 567,815   $546,393   $359,468   $179,516
Operating expenses................................   460,555     510,029    454,051    282,674    155,600
                                                    --------   ---------   --------   --------   --------
Gross margin......................................    66,312      57,786     92,342     76,794     23,916
Expenses:
  Corporate general and administrative............    19,797      24,694     19,138      5,155      4,162
  Depreciation and amortization...................    42,084      44,335     23,470     11,074      4,128
  Merger-related..................................        --          --      5,789      4,535        416
                                                    --------   ---------   --------   --------   --------
Operating income (loss)...........................     4,431     (11,243)    43,945     56,030     15,210
Other income (expense):
  Interest expense................................    (6,819)    (12,113)    (6,602)    (3,241)    (1,216)
  Goodwill impairment.............................        --     (48,198)        --         --         --
  Gain (loss) on sale of operations, net..........    (7,113)    (31,576)    (7,067)     1,450         --
  Other income (expense), net.....................     3,838      (7,509)    (4,397)     3,361      2,289
                                                    --------   ---------   --------   --------   --------
      Total other income (expense)................   (10,094)    (99,396)   (18,066)     1,570      1,073
Income (loss) from continuing operations before
  income tax expense (benefit)....................    (5,663)   (110,639)    25,879     57,600     16,283
Income tax expense (benefit)......................    10,337      (3,379)    14,449     20,590      4,224
                                                    --------   ---------   --------   --------   --------
Income (loss) from continuing operations..........   (16,000)   (107,260)    11,430     37,010     12,059
Income (loss) from operations of discontinued
  business, net of tax............................        --      (1,214)    (3,596)     6,880      7,992
Loss on disposal of discontinued business, net....        --      (5,697)      (391)        --       (572)
of tax
Cumulative effect of change in accounting
  principle, net of tax...........................        --     (11,905)        --         --         --
                                                    --------   ---------   --------   --------   --------
Net income (loss).................................  $(16,000)  $(126,076)  $  7,443   $ 43,890   $ 19,479
                                                    ========   =========   ========   ========   ========
Diluted shares....................................    94,818      94,674     91,702     81,084     61,412
Diluted earnings (loss) per share:
  From continuing operations......................  $  (0.17)  $   (1.13)  $   0.12   $   0.46   $   0.20
  From discontinued operations....................  $     --   $   (0.07)  $  (0.04)  $   0.08   $   0.12
  From cumulative effect of accounting change.....  $     --   $   (0.13)  $     --   $     --   $     --
OTHER DATA:
Goodwill, net of accumulated amortization.........  $247,462   $ 281,268   $379,922   $293,553   $ 89,236
Total assets......................................  $523,408   $ 649,494   $809,085   $579,764   $254,105
Total liabilities.................................  $152,761   $ 262,556   $295,953   $175,403   $ 92,689
Total stockholders' equity........................  $370,647   $ 386,938   $513,132   $404,361   $161,416
PRO FORMA AMOUNTS ASSUMING 2000 CHANGE IN
  ACCOUNTING PRINCIPLE WAS APPLIED RETROACTIVELY:
Net income (loss).................................  $(16,000)  $(114,171)  $  2,571   $ 42,224   $ 18,093
Basic earnings (loss) per share...................  $  (0.17)  $   (1.21)  $   0.03   $   0.62   $   0.37
Diluted earnings (loss) per share.................  $  (0.17)  $   (1.21)  $   0.03   $   0.52   $   0.29

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of CBIZ's financial position and results of operations for each of the years ended December 31, 2001, 2000 and 1999. This discussion should be read in conjunction with CBIZ's consolidated financial statements and notes thereto included elsewhere in this Annual Report.

RECENT DEVELOPMENTS

     In mid-2001, the SEC mandated that no more than 40% of a company's internal audit function could be outsourced to the company's independent auditor. Recent events and turmoil in the accounting profession may serve to limit this further, thereby changing the environment in which accounting firms provide services to their clients. During the fourth quarter of 2001, CBIZ entered into an agreement with HarborView Partners, LLC (HarborView), whereby CBIZ will loan HarborView up to $2.5 million in working capital, and HarborView will market and originate internal audit outsource engagements exclusively for and staffed by CBIZ. We believe this will provide an additional source of revenue to CBIZ primarily during the third and fourth quarters, when typical seasonal work results in underutilized resources at CBIZ.

     During 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Among other requirements, these pronouncements change the rules for goodwill impairment and the valuation requirements used to measure impairment. As a result of the adoption of SFAS No. 142, of which full adoption is required during 2002, many companies are expected to look to outside experts as a resource to assist with valuation of goodwill, tangible assets, and other intangible assets. CBIZ has two business units, Valuation Counselors and Business Valuation Services, that are experienced in this type of work. It is expected that the broad-scale implementation of SFAS 141 and 142 will provide an additional source of revenue for both business units during 2002.

     During 2001, CBIZ rationalized and sharpened the focus of its operations by divesting 20 businesses. CBIZ will continue to divest those non-strategic businesses that are either under-performing, are located in secondary markets, or that do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. Although we can not predict the proceeds for certain units or the resulting gain or loss, additional gains/losses are expected as future transactions are completed. In conjunction with the focus to rationalize the business, CBIZ is also focused on acquiring businesses that will complement its service offerings in those primary markets where CBIZ already has a significant presence.

OPERATING SEGMENTS

     CBIZ currently delivers products and services through three operating segments. Below is a brief description of these segments' operating results and factors affecting their businesses. The services offered under each of these segments are described in Part 1 of this report.

     Business Solutions comprised 44% of CBIZ's annual revenue in 2001. A portion of the revenue from Business Solutions derives from consulting projects that are discretionary on the part of the client. Demand for such projects softened in 2001 as a result of slower economic conditions. CBIZ expects its Business Solutions group to benefit from internal audit engagements through its agreement with HarborView, wherein internal audit services marketed by HarborView are staffed by CBIZ employees. This arrangement is expected to benefit from new regulations effective in August of 2002 requiring a client's independent auditor to limit the amount of internal audit services it provides to the client to 40%. In light of recent developments in the accounting industry, the five largest independent auditors in the country have already voluntarily discontinued providing both internal and external audit services to the same client.

     Benefits and Insurance Services contributed 28% of CBIZ's annual revenue in 2001. CBIZ's Benefits and Insurance division has benefited in the last year from a firming of premium prices. Due to a number of factors, including the increasing costs of health care and an aging population, CBIZ expects premium pricing to remain stable.

     National Practices contributed approximately 28% of CBIZ's annual revenue in 2001. CBIZ's physician practice management subsidiary, which oversees billing and records compliance for medical professionals, generates approximately 7% of CBIZ's revenue and has grown 2001 revenue 48% over 2000 revenue. This growth is attributable to the addition of new clients as well as rising healthcare prices. Revenue for this practice group is based on a percentage of amounts billed for their clients.

RESULTS OF OPERATIONS -- CONTINUING OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

  Revenues

     Total revenue for the year ended December 31, 2001 was $526.9 million as compared to $567.8 million for the year ended December 31, 2000, representing a decrease of $40.9 million, or 7.2%. The decrease in revenue was primarily attributable to (i) divestitures completed during the year ended December 31, 2001, and (ii) lower than expected revenue resulting from generally weak economic conditions. The decrease in revenues attributable to divestitures was $30.9 million. For business units with a full period of operations for the years ended December 31, 2001 and 2000, revenue decreased $10.0 million, or 1.9%. From the period of September through December, the company experienced lower revenues in most of its business units due to weak economic conditions. Lower revenues were particularly significant in several lines of business including eleven business units providing capital markets, IT and other consulting, and 401(k) administration services. Same unit revenue in these business units fell $17.2 million, or 20.9% in 2001 compared to 2000. During the fourth quarter, same unit revenue from these business units declined by $6.1 million, or 30.7% compared to the fourth quarter a year ago.

  Expenses

     Total expenses (including other expense) decreased to $532.5 million for the year ended December 31, 2001, from $678.5 million for the comparable period in 2000, representing a decrease of $146.0 million, or 21.5%. Such decrease was primarily attributable to (i) lower personnel and facility costs, partially as a result of divestitures, (ii) lower technology expenditures, (iii) reductions in goodwill amortization as a result of goodwill impairment charges recorded in 2000, and (iv) a decrease in bad debt expense. Although bad debt expense was higher than management's expectation in 2001 due to client bankruptcies and weaker economic conditions, the levels of bad debt in 2001 decreased by approximately $17.4 million from 2000. In 2000, CBIZ recorded bad debt expense of $26.7 million, of which $15.5 million was recorded in the fourth quarter. This fourth quarter charge was primary related to disruption and management turnover in 2000 that caused deterioration in the receivables portfolio.

     Operating expenses decreased to $460.6 million for the year ended December 31, 2001, from $510.0 million for the comparable period in 2000, representing a decrease of $49.4 million, or 9.7%. Such decrease was primarily attributable to reductions in personnel costs of $15.5 million, facility costs of $1.3 million, and the reduction in bad debt expense of $17.4 million. These reductions in expenses were primarily from ongoing operations, although a portion of the reductions are a result of divestitures completed subsequent to December 31, 2000. Other operating costs such as commission expense and product costs have also decreased due to decreased revenue. As a percentage of revenue, operating expenses for the year ended December 31, 2001 were 87.4% compared to 89.8% for the year ended December 31, 2000, representing a decrease of 2.4%.

     Corporate general and administrative expenses decreased to $19.8 million for the year ended December 31, 2001, from $24.7 million for the comparable period in 2000, representing a decrease of $4.9 million, or 19.8%. Such decrease was attributable to lower personnel costs of $1.2 million and lower technology expenditures of $2.8 million. Corporate general and administrative expenses represented 3.8% of total revenues for the year ended December 31, 2001, compared to 4.3% for the comparable period in 2000.

     Depreciation and amortization expense decreased to $42.1 million for the year ended December 31, 2001, from $44.3 million for the comparable period in 2000, representing a decrease of $2.2 million, or 5.0 %. The decrease is primarily attributable to lower goodwill amortization of $4.1 million as a result of goodwill impairment recorded in the fourth quarter of 2000 and a reduction in goodwill related to divestures completed in 2000 and 2001. The decrease is primarily offset by an increase in depreciation expense related to capital expenditures, a significant amount of which occurred in 2000, which were primarily related to consolidation efforts. As a percentage of revenue, depreciation and amortization expense increased to 8.0% for the year ended December 31, 2001 from 7.8% for the comparable period in 2000.

     Interest expense decreased to $6.8 million for the year ended December 31, 2001, from $12.1 million for the same period in 2000, a decrease of $5.3 million, or 43.8%. The decrease is a result of CBIZ paying down its bank debt during 2001 from $117.5 million to $55 million, a reduction in debt of $62.5 million. Additionally, CBIZ's average interest rate on bank debt dropped throughout 2001. The weighted average interest rate on bank debt was 7.6% for the year ended December 31, 2001 compared to 8.7% for the same period in 2000, and includes the effect of the interest rate swap in 2001.

     CBIZ recorded a loss on sale of operations of $7.1 million for the year ended December 31, 2001, as compared to $31.6 million for the year ended December 31, 2000. Such charges in 2001 are related to i) the sale of three non-core operations in the first quarter for $2.4 million; ii) the sale of three business units for $9.4 million and the closure of three non-core business unit in the second quarter; iii) the sale of a book of business in the third quarter for $0.2 million; and iv) the sale of five non-core operations in the fourth quarter for proceeds of $4.5 million, and the estimated loss for five business units to be closed or divested, based on estimated proceeds. Such charges in 2000 are the result of i) the divestiture of three business units previously announced in December 1999, ii) the sale of CBIZ's franchise operations announced on November 2, 2000 for $3.8 million, and iii) the loss related to the planned divestiture of two additional business units to be completed in 2001 of $27.2 million.

     Other income (expense), net was $3.8 million of income for the year ended December 31, 2001, as compared to $7.5 million of expense for the comparable period in 2000, representing a change of approximately $11.3 million, or 150.7%. In 2001, other expense is comprised primarily of $2.7 million of interest income and $2.2 million of miscellaneous income offset by $0.6 million of loss on sale of assets and $0.6 million of other expenses. In 2000, other expense is comprised primarily of $1.6 million impairment of note received in connection with the sale on environmental properties in 1997, $3.8 million related to the settlement of and reserve for certain legal proceedings, $0.4 million related to the closing of operations; and $2.7 million related to software and other asset impairment, offset by interest income of $3.9 million.

     CBIZ recorded income tax expense from continuing operations of $10.3 million for the year ended December 31, 2001, compared with an income tax benefit of $3.4 million in 2000. CBIZ expensed goodwill amortization of $21.9 million in 2001, a majority of which was not deductible for tax purposes. In addition, CBIZ reduced goodwill by $13.8 million in 2001 in connection with divestures, of which $11.4 million was not deductible for tax purposes. As a result of these adjustments, CBIZ's taxable income was significantly higher than the $5.7 million pretax loss reported, resulting in a tax expense of $10.3 million.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

  Revenues

     Total revenue for the year ended December 31, 2000 was $567.8 million under the new revenue recognition policy adopted under Staff Accounting Bulletin No. 101 (SAB 101) as compared to $546.4 million under CBIZ's historical accounting policy (pre-SAB 101), representing an increase of $21.4 million, or 3.9%. Had CBIZ reported 2000 revenue in accordance with its pre-SAB 101 policy, revenue would have been approximately $585.9 million, representing an increase over the prior year of $39.5 million, or 7.2%. The increase in revenue was primarily attributable to (i) CBIZ's acquisitions completed in 2000 and 1999 that were accounted for under the purchase method of accounting, and (ii) internal growth. Acquisitions completed in 2000 and 1999 under the purchase accounting method, which are included from the date of acquisition, accounted for $33.9 million of such increase. Internal growth is based on the increase in revenues of companies that have a full period of operations for the years ended December 31, 2000 and 1999, including companies that are accounted for as pooling-of-interests, as compared to the comparable period for 1999.

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

     Corporate general and administrative expenses increased to $24.7 million for the year ended December 31, 2000, from $19.1 million for the comparable period in 1999, representing an increase of $5.6 million, or 29.0%. Such increase was attributable to growth of the corporate office needed to support CBIZ's infrastructure (including the Shared Services Center), corporate initiatives, and legal expenses. Included in operating expenses in 2000 was $1.5 million of consolidation and integration charges (net of $2.4 million reversal of severance accrual), compared to $6.4 million of consolidation and integration charges in 1999. Corporate general and administrative expenses represented 4.3% of total revenues for the year ended December 31, 2000, compared to 3.5% for the comparable period in 1999.

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

     A goodwill impairment charge of $48.2 million was recorded for the year ended December 31, 2000. This charge was a result of management's continual evaluation of the recoverability of goodwill and other long-lived assets. During the fourth quarter, management concluded that goodwill associated with eleven business units was no longer recoverable through future operations based upon a recent deterioration in current and projected operating performance at such units and an impairment charge of approximately $48.2 million was required in the fourth quarter to write-down such goodwill to estimated fair value.

     CBIZ recorded a loss on sale of operations of $31.6 million for the year ended December 31, 2000, as compared to $7.1 million for the year ended December 31, 1999. Such charges in 2000 are the result of a) the divestiture of three business units previously announced in December 1999, b) the sale of CBIZ's franchise operations announced on November 2, 2000 of $3.8 million, and c) the loss related to the planned divestiture of two additional business units to be completed in 2001 of $27.2 million.

     Other expense, net was $7.5 million for the year ended December 31, 2000, as compared to $4.4 million for the comparable period in 1999, representing a change of approximately $3.1 million, or 70.7%. In 2000, other expense is comprised primarily of: a) $1.6 million impairment of note received in connection with the sale on environmental properties in 1997; b) $3.8 million related to the settlement and reserve of certain legal proceeds; c) $0.4 million related to the closing of operations; and d) $2.7 million related to software and other asset impairment, offset by interest income. In 1999, other expense of $8.9 million was incurred due to the impairment of notes received in connection with a transaction accounted for as a discontinued operation in 1997, offset by interest income and other income of $4.5 million.

     CBIZ recorded an income tax benefit from continuing operations of $3.4 for the year ended December 31, 2000, compared with income tax expense of $14.4 million ($16.2 million on a pro forma basis) for the comparable period in 1999. The effective income tax rate from continuing operations decreased to 3.1% from 55.8% (62.6% on a proforma basis) for the comparable period in 1999. Such decrease in the effective income tax rate was primarily attributable to the pretax loss from continuing operations, the goodwill impairment charge (which was primarily non-deductible), and the write-down of several non-core business units to net realizable value.

     As previously noted, CBIZ implemented a change in certain accounting policies as a result of adopting SAB 101. The cumulative effect of this change as of the beginning of 2000 was $11.9 million, net of tax benefit. See notes 1 and 17 to CBIZ's consolidated financial statements included herewith.

RESULTS OF OPERATIONS -- DISCONTINUED OPERATIONS

     In April 1999, Century adopted a formal plan to divest its risk-bearing specialty insurance segment, which was no longer part of CBIZ's strategic long-term growth objectives. The risk-bearing specialty insurance segment, which included Century Surety Company, Evergreen National Indemnity Company, and Continental Heritage Insurance Company, was reported as a discontinued operation and its net assets and results of operations were reported separately in the consolidated financial statements in 2000 and 1999.

     In June 2000, CBIZ announced that it had entered into a binding agreement with Avalon National Corporation (ANC) for the sale of its risk-bearing specialty insurance segment, as well as American Inspection and Audit Services, Inc. and CSC Insurance Agency, Inc., collectively referred to as the Divested Entities for $31 million, subject to regulatory approval. In July, 2000, ANC assigned its rights under the purchase agreement to Pro Finance Holdings Corporation, which is a consortium of financial entities, and certain former members of CBIZ's management.

     In October 2000, CBIZ renegotiated the aforementioned sale agreement with Pro Finance Holding Corporation. In consideration for a $2.0 million reduction in sale proceeds, CBIZ was able to restructure the agreement for tax purposes that provided CBIZ an additional tax benefit of approximately $5.0 million. Furthermore, the sale proceeds were reduced by an additional $1.0 million due to severance and bonus payments due at the Divested Entities. Accordingly, in October 2000, CBIZ completed the sale of the Divested Entities for $28 million. See notes 16 and 21 to CBIZ's consolidated financial statements contained herewith.

FINANCIAL CONDITION

     Total assets were $523.4 million and total liabilities were $152.8 million as of December 31, 2001 and shareholders equity was $370.6 million. Current assets of $197.2 million exceeded current liabilities of $96.0 million by $101.2 million at December 31, 2001.

     Cash and restricted cash held for clients was $55.1 million at December 31, 2001, a decline of $41.4 million from a year ago. The decline in cash balances was due to the divestiture or closure of certain operations that carried restricted cash held for clients and due to more active management of operating cash balances. Surplus operating cash balances are utilized to reduce debt whenever possible. Accounts receivable were $119.6 million at December 31, 2001, and declined by $23.1 million from a year ago. The decline in receivables was due to quicker collection of amounts due, divestitures, and the write-off of certain accounts that were deemed uncollectible. Other assets, including notes receivable and property and equipment, are carried at amounts that CBIZ reasonably estimates reflect the value of these assets, considering current circumstances and future expectations.

     Liabilities include debt for amounts due on CBIZ's credit facility. At December 31, 2001, the balance due was $55.0 million, a reduction of $62.5 million from a year ago. The reduction in debt is a result of CBIZ's positive cash flow that has been applied to reduce debt. The accounts payable balance of $22.1 million reflects amounts due to suppliers and vendors. Client fund obligations of $36.1 million reflect those liabilities where CBIZ temporarily holds client cash in connection with processing transactions such as payroll processing or the payment of insurance premiums and reflects liabilities related to restricted cash held for clients.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $11.6 million to $4.3 million at December 31, 2001, from $16.0 million at December 31, 2000. Net cash provided by operating activities in 2001 was $56.3 million, as compared to $17.4 million in 2000, an increase of $38.8 million. In line with management's objective of reducing debt during 2001, net cash provided by operating activities was the principal source of funds used to reduce CBIZ's bank debt by $62.5 million.

     Cash used in investing activities during 2001 of $1.4 million consisted of $14.0 million in proceeds from the disposition of non-core and underperforming business units, offset by $12.9 million used for capital expenditures, and $1.7 million used toward the acquisition of a technology services business, funding provided under the HarborView agreement, and contingent consideration for previous acquisitions (earn-outs). Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of certain offices and equipment purchases in relation to normal replacement.

     Net cash provided by investing activities in 2000 of $7.7 million primarily consisted of $34.6 million in proceeds received from divestitures, netted against cash used for capital expenditures of $20.1 million and the funding of acquisitions and contingent consideration for previous acquisitions of $9.0 million. A significant portion of fixed asset purchases in 2000 were attributable to the implementation of the enterprise-wide solution to integrate back office operations.

     During the year ended December 31, 2001, cash used in financing activities of $66.5 million consisted of a net reduction in the bank credit facility of $62.5 million and net payments of $3.7 million used toward the reduction of notes payable and capitalized leases. In addition, approximately $0.4 million in cash was used toward the purchase of 170,000 shares of CBIZ's common stock, in accordance with CBIZ's Share Repurchase Program approved by the Board of Directors on August 8, 2001. During the fourth quarter 2001, CBIZ's credit facility was amended, which restricts CBIZ from repurchasing CBIZ stock in accordance with the CBIZ Share Repurchase Program.

     Cash used in financing activities in 2000 of $33.9 million consisted primarily of net reduction of $26.5 million in the revolving credit facility and net payments of $7.5 million toward notes payable and capitalized leases.

SOURCES OF CASH

     CBIZ's principal source of net operating cash is derived from the collection of fees from professional services rendered to its clients and commissions earned in the areas of accounting, tax, valuation and advisory services, benefits consulting and administration services, insurance, human resources and payroll solutions, capital advisory, retirement and wealth management services and technology solutions.

     CBIZ's bank line of credit is a $90 million revolving credit facility with several financial institutions, of which $55 million was outstanding at December 31, 2001. CBIZ's credit facility is subject to commitment reductions, in connection with business assets that are divested, by an amount equal to the net proceeds from divestitures. Additionally, the credit facility has a planned commitment reduction on June 30, 2002, which will bring the facility to $80 million.

     See Note 7 to CBIZ's consolidated financial statements included herewith.

USES OF CASH AND LIQUIDITY OUTLOOK

     CBIZ's capital expenditures from continuing operations totaled $12.9 million, $20.1 million and $33.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, which included expenditures for fixed assets for normal replacement, implementation of the enterprise-wide solution to integrate back office operations and other initiatives, office consolidations, compliance with regulations and market development. During the year ended December 31, 2001, CBIZ principally funded capital expenditures from operating cash flow and financing activities. In 2002, capital expenditures are expected to be approximately $10.0 million, and CBIZ anticipates that during 2002, it will continue to fund these expenditures from operating cash flow supplemented by borrowings under its revolving credit facility, as necessary.

     CBIZ currently has $33.5 million of available funds under its credit facility. Management believes that those available funds, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future.

     During the fourth quarter of 2001, CBIZ completed an amendment to its existing credit facility with its lenders. CBIZ is currently in compliance with all debt covenants under the amended credit facility. The amendment provided CBIZ with a waiver of default arising out of its non-compliance with the interest coverage and leverage ratios for the period ended September 30, 2001. The amendment also provided for the following changes to the credit facility: 1) EBITDA targets were reset for the periods ended September 30, 2001, and each quarter thereafter through December 31, 2002; 2) the covenant that ties the level of borrowing to the level of accounts receivable was revised so that the base for accounts receivable and work-in-process were both set at 90 days; 3) the loan commitment was reduced from $140 million to $90 million at December 31, 2001, with a subsequent planned reduction to $80 million at June 30, 2002; 4) the applicable margin pertaining to interest rates was increased by 25 basis points for each level on the pricing grid, and 5) the use of funds for the repurchase of CBIZ stock was restricted.

     CBIZ is currently in compliance with its debt covenants; however, in prior periods CBIZ has been in violation of its debt covenants from time to time. CBIZ has been successful in obtaining waivers and amendments to remedy such violations when they have occurred. However, CBIZ can not be assured that it will be successful in obtaining waivers or amendments, should CBIZ become in violation of any covenants in the future. If CBIZ is not able to obtain waivers or amendments, we could be restricted from borrowing any additional funds from our credit facility, or required to pay down the outstanding balance on the line of credit.

     To fund operations, capital expenditures and potential acquisitions, CBIZ may also obtain funding by offering securities or debt, through the public markets or the private markets. CBIZ currently has a number of shelf registrations active, under which we can offer such securities. See Note 11 to the consolidated financial statements contained herein for a description of the aforementioned registration filings.

INTEREST RATE RISK MANAGEMENT

     CBIZ entered into an interest rate swap agreement in the third quarter of 2001 to reduce the impact of potential rate increases on variable rate debt through its credit facility. The interest rate swap has a notional amount of $25 million, a fixed LIBOR rate of 3.58%, and a maturity date of August 2003. CBIZ accounts for the interest rate swap as a cash flow hedge, whereby the fair value of the interest rate swap is reflected as an asset or liability in the accompanying consolidated balance sheet. The interest rate swap (hedging instrument) matches the notional amount, interest rate index and re-pricing dates as those that exist under the variable rate debt through its credit facility (hedged item). When the interest rate index is below the fixed rate LIBOR, the change in fair value of the instrument represents a change in intrinsic value, which is an effective hedge. This portion of change in value will be recorded as other comprehensive income (loss). For the year ended December 31, 2001, the change in fair value resulted in a loss of approximately $0.2 million, which is recorded as other comprehensive income (loss).

CRITICAL ACCOUNTING POLICIES

     The policies discussed below are considered by management to be critical to the understanding of CBIZ's consolidated financial statements because their application places significant demand on management's judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

REVENUE RECOGNITION

     Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. CBIZ offers a vast array of products and outsourced business services to its clients. Those services are delivered through three divisions. A description of revenue recognition, as it relates to those divisions, is provided below:

     BUSINESS SOLUTIONS -- Revenue consists primarily of fees for accounting services, preparation of tax returns and consulting services. Revenues are recorded in the period in which they are earned. CBIZ bills clients based upon a predetermined agreed upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

     BENEFITS & INSURANCE -- Revenue consists primarily of brokerage and agency commissions, and fee income for administering health and retirement plans. Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insureds are generally recognized as of the latter of the effective date of the insurance policy or the date billed to the customer. Commissions to be received directly from insurance companies are generally recognized when the amounts are determined. Life insurance commissions are recorded on the accrual basis. Commission revenue is reported net of sub-broker commissions. Contingent commissions are generally recognized when received. Fee income is recognized as services are rendered.

     NATIONAL PRACTICES -- The business units that comprise this division offer a variety of services. A description of revenue recognition associated with the primary services is provided below:

     - Mergers & Acquisitions and Capital Advisory -- Revenue associated with non-refundable retainers are recognized on a straight-line basis over the life of the engagement. Revenue associated with success fee transactions are recognized when the transaction is completed.

     - Technology Consulting -- Revenue associated with hardware and software sales are recognized upon delivery and acceptance. Revenue associated with installation and service agreements are recognized as services are performed. Consulting revenue is recognized on an hourly or per diem fee basis.

     - Valuation and Property Tax -- Revenue associated with retainer contracts are recognized on a straight-line basis over the life of the contract, which is generally twelve months. Revenue associated with contingency arrangements is recognized once written notification is received from an outside third party (e.g., assessor in the case of a property tax engagement) acknowledging that the revenue cycle has been completed.

     - Surety -- Revenue is recognized as bonds are written. With regard to a retrospective contingent arrangement with a certain carrier, revenue is recognized based on performance measured by comparing loss ratios for each respective underwriting year to target loss ratios set by the carrier.

     - Physician Practice Management -- Revenue is recognized when collections are received on our clients' patient accounts.

VALUATION OF ACCOUNTS RECEIVABLE

     The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of the collectability of our accounts receivable, including work-in-progress (unbilled accounts receivable), related to current period service revenue. Management analyzes historical bad debts, client credit-worthiness, and current economic trends and conditions when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result if management made different judgments or utilized different estimates. Our accounts receivable balance was $119.6 million, net of allowance for doubtful accounts of $13.3 million as of December 31, 2001.

VALUATION OF GOODWILL

     At December 31, 2001, CBIZ had approximately $247.5 million of goodwill associated with prior acquisitions. Goodwill is amortized on a straight-line basis over the expected periods to be benefited, not to exceed 15 years. We evaluate continually the period of amortization and recoverability of goodwill based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows, undiscounted and without interest, would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related business. Beginning in fiscal 2002, CBIZ will adopt the provisions of SFAS 142, and accordingly, will cease amortization of our remaining goodwill balance and evaluate goodwill for impairment using the new fair value impairment guidelines of SFAS 142. In 2001, CBIZ recorded $21.9 million of goodwill amortization expense. This change to a new method of accounting for goodwill could result in an impairment charge in fiscal 2002, although such charge (if any) has yet to be determined.

LOSS CONTINGENCIES

     Loss contingencies, including litigation claims, are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis that often depends on judgment about potential actions by third parties.

OTHER SIGNIFICANT POLICIES

     Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Those policies are described in Note 1 to the consolidated financial statements contained herein.

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". SFAS 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations completed on or after July 1, 2001. SFAS 142 will require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 is effective for fiscal years beginning after December 15, 2001. CBIZ plans to adopt SFAS 142 in its fiscal year beginning January 1, 2002. As of the date of adoption, CBIZ will have $247.5 million of unamortized goodwill, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was approximately $21.9 million and $29.2 million for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort required to comply with the new pronouncements, it is not practicable to reasonably estimate the impact of adopting these statements on CBIZ's consolidated financial statements at this time, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002, however earlier application is permitted. CBIZ does not believe SFAS 143 will have a significant impact on our financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     Quantitative Information About Market Risk. CBIZ's floating rate debt under its credit facility exposes the Company to interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at December 31, 2001, interest expense would increase or decrease by $0.6 million annually. CBIZ has entered into an interest rate swap to minimize the potential impact of future increases in interest rates. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management," for a further discussion of this financial instrument.

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

     Qualitative Information About Market Risk. CBIZ's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the reference rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its credit facility. See "Quantitative Information about Market Risk" for a further discussion on the potential impact of a change in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Proposal No. 1 -- Election of Directors" in CBIZ's definitive proxy statement relating to the 2002 Annual Stockholders Meeting is incorporated herein by reference.

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

NAME                                        AGE                  POSITION(S)
----                                        ---                  -----------
EXECUTIVE OFFICERS AND DIRECTORS:
Michael G. DeGroote (1)...................  68    Chairman of the Board
Steven L. Gerard (1)......................  56    Chief Executive Officer and Director
Jerome P. Grisko, Jr. (1).................  40    President and Chief Operating Officer
Ware H. Grove (1).........................  51    Senior Vice President and Chief Financial
                                                  Officer
Douglas R. Gowland........................  60    Senior Vice President
Leonard Miller............................  62    Senior Vice President, Business Solutions
Robert A. O'Byrne.........................  45    Senior Vice President, Benefits
                                                  Administration & Insurance Services Group
Rick L. Burdick (2).......................  50    Director
Joseph S. DiMartino (3)...................  58    Director
Harve A. Ferrill (2)(3)...................  69    Director
Richard C. Rochon (2)(3)..................  44    Director

OTHER KEY EMPLOYEES:
George A. Dufour..........................  56    Chief Technology Officer
Teresa E. Bruce...........................  37    Vice President, Human Resources
Chris Spurio..............................  36    Vice President, Finance
Kelly J. Kuna.............................  32    Controller
Michael W. Gleespen.......................  43    Corporate Secretary and General Counsel

---------------

(1) Member of Management Executive Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

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

     Steven L. Gerard was appointed Chief Executive Officer and Director on October 12, 2000. Mr. Gerard was Chairman and CEO of Great Point Capital, Inc., a provider of operational and advisory services from 1997 to

October 2000. From 1991 to 1997, he was Chairman and CEO of Triangle Wire & Cable, Inc. and its successor Ocean View Capital, Inc. Mr. Gerard's prior experience includes 16 years with Citibank, N.A. in various senior corporate finance and banking positions, including ultimately Senior Managing Director, responsible for the risk management of Citibank's commercial and investment banking activities in the United States, Europe, Australia and Japan. Further, Mr. Gerard served seven years with the American Stock Exchange, where he last served as Vice President of the Securities Division. Mr. Gerard also serves on the Boards of Directors of Fairchild Company, Inc., Lennar Corporation, Aviation Sales Company and Joy Global, Inc.

     Jerome P. Grisko, Jr. has served as President and Chief Operating Officer of CBIZ since February 1, 2000. Mr. Grisko joined CBIZ as Vice President, Mergers & Acquisitions in September 1998 and was promoted to Senior Vice President, Mergers & Acquisitions and Legal Affairs in December of 1998. Prior to joining CBIZ, Mr. Grisko was associated with the law firm of Baker & Hostetler LLP, where he practiced from September 1987 until September 1998, serving as a partner of such firm from January 1995 to September 1998. While at Baker & Hostetler, Mr. Grisko concentrated his practice in the area of mergers, acquisitions and divestitures.

     Ware H. Grove has served as Senior Vice President and Chief Financial Officer of CBIZ since December 2000. Before joining CBIZ, Mr. Grove served as Senior Vice President and Chief Financial Officer of Bridgestreet Accommodations, Inc., which he joined in early 2000 to restructure financing, develop strategic operating alternatives, and assist with merger negotiations. Prior to joining Bridgestreet, Mr. Grove served for three years as Vice President and Chief Financial Officer of Lesco, Inc. In 1994, Mr. Grove joined Revco D.S., Inc., as Vice President and Treasurer. During his tenure at Revco, a publicly held company acquired by CVS Corporation in 1997, Mr. Grove helped integrate an acquisition that doubled Revco's size and restructured the company's credit facility. Since beginning his career in corporate finance in 1972, Mr. Grove has held various financial positions with large companies representing a variety of industries, including Computerland/Vanstar, Manville Corporation, The Upjohn Company, and First of America Bank.

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

     Leonard Miller has served as CBIZ Business Solutions Practice Head since November 2000 and was appointed Senior Vice President in February 2002. Mr. Miller was the President and Director of Financial Operations for Miller Wagner & Company, Ltd. in Phoenix, Arizona for 22 years before the firm joined the Century Business Services family and became Miller Wagner Business Services, Inc. and Miller Wagner & Company, PLLC. Mr. Miller was the Regional Managing Partner for Lester Witte and Company, and was responsible for 11 of its offices prior to co-founding Miller Wagner & Company, Ltd. With over 38 years of experience, Mr. Miller is a recognized expert in the fields of finance, real estate, general business consulting and various litigation support matters. Professional affiliations include the American Institute of Certified Public Accountants (AICPA), the Arizona Society of Certified Public Accountants (ASCPA) and the Illinois Society of Certified Public Accountants (ISCPA).

     Robert A. O'Byrne has serves as a Senior Vice President of CBIZ since December 1998 and is responsible for CBIZ's Benefits Administration & Insurance Services Group. Mr. O'Byrne served as President and Chief Executive Officer of employee benefits brokerage/consulting firms Robert D. O'Byrne and Associates, Inc. and The Grant Nelson Group, Inc. prior to their acquisition by CBIZ in December 1997. Mr. O'Byrne has more than 23 years of experience in the insurance and benefits consulting field.

     Rick L. Burdick has served as a Director of CBIZ since November 1997, when he was elected as an outside director. Mr. Burdick has been a partner at the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. since April 1988. Mr. Burdick serves on the Board of Directors of AutoNation, Inc.

     Joseph S. DiMartino has served as a Director of CBIZ since November 1997, when he was elected as an outside director. Mr. DiMartino has been Chairman of the Board of the Dreyfus Family of Funds since January 1995. Mr. DiMartino served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994 and also served as a director of Mellon Bank Corporation. Mr. DiMartino also serves on the Board of Directors of Quikcat.com, Plan Vista Corporation, Carlyle Industries, Inc., The Newark Group, and the Muscular Dystrophy Association.

     Harve A. Ferrill has served as a Director of CBIZ since October 1996, when he was elected as an outside director. Mr. Ferrill served as Chief Executive Officer and Chairman of Advance Ross Corporation, a company that provides tax refunding services ("ARC"), from 1992 to 1996. Mr. Ferrill served as President of Advance Ross Corporation from 1990 to 1992. Since 1996, Advance Ross Corporation has been a wholly-owned subsidiary of Cendant Corporation. Mr. Ferrill has served as President of Ferrill-Plauche Co., Inc., a private investment company, since 1982.

     Richard C. Rochon has served as a Director of CBIZ since October 1996, when he was elected as an outside director. Mr. Rochon is Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management fund. From 1985 to February 2002, Mr. Rochon served in various capacities with, and most recently as, President of Huizenga Holdings, Inc., a management and holding company owned by H. Wayne Huizenga. Mr. Rochon also served, as a director since September 1996 and as Vice Chairman since April 1997, of Boca Resorts, Inc., the owner and operator of luxury resort properties in South Florida. From 1979 until 1985, Mr. Rochon was employed as a certified public accountant by the public accounting firm of Coopers & Lybrand, L.L.P. Mr. Rochon also serves on the Board of Directors of Citizens Bancshares of South Florida.

OTHER KEY EMPLOYEES:

     George A. Dufour was appointed Chief Technology Officer in July 2001. Prior to joining CBIZ, Mr. Dufour served as Corporate Director of Information Access Services for University Hospitals Health Systems (UHHS), where he achieved substantial cost savings by consolidating IS resources throughout the health system. Prior to joining UHHS in 1999, Mr. Dufour acted as Vice President and CIO for Akron General Health Systems. From 1986 through 1994, Mr. Dufour was with Blue Cross/Blue Shield of Ohio and served most recently there as Director of Information Systems Development. Mr. Dufour commenced his career in information technology, which includes tenures at Cook United, Cole National Corporation, General Tire & Rubber, Picker Corporation, and Sherwin Williams, in 1971 as the Director of Education for the Institute of Computer Management, a division of Litton Industries. Mr. Dufour is a member of the northeast Ohio chapter of the Healthcare Information Management Systems Society.

     Teresa E. Bruce has served as Vice President of Human Resources since January 1999. From 1995 to 1999 Ms. Bruce served as Director of Human Resources for Robert D. O'Byrne & Associates, Inc. and The Grant Nelson Group, Inc., subsidiaries of CBIZ now known as CBIZ Benefits and Insurance Services, Inc. Ms. Bruce has over 15 years of experience in human resources and is an active member of the Greater Kansas City Chapter of The Human Resources Management Association and Society of Human Resources Management.

     Chris Spurio has served as Vice President of Finance since July 1999. Previously, Mr. Spurio was Controller since January 1998. Mr. Spurio also served as Acting Chief Financial Officer from May 2000 to December 2000. Mr. Spurio was associated with KPMG LLP, an international accounting firm, from July 1988 to January 1998, serving as a Senior Manager of such firm from July 1995 to January 1998. Mr. Spurio is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

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

     Michael W. Gleespen has served as Corporate Secretary and General Counsel since June 2001 and General Counsel since June 2001. Mr. Gleespen is an attorney and has served as CBIZ's Vice President of Regulatory Compliance and Accountancy Compliance Officer and Technical Director since February 1998. Prior to joining

CBIZ, Mr. Gleespen was an Assistant Ohio Attorney General in the Business & Government Regulation Section and the Court of Claims Defense Section from 1988 until 1998, during which time he was counsel to the Ohio Accountancy Board, the Ohio State Teachers Retirement System and represented many other state departments and agencies. Mr. Gleespen also held the post of Associate Attorney General for Pension, Disability and Annuity Plans and was the Co-Chairman of the Public Pension Plan Working Group. Mr. Gleespen is a member of the Board of Directors of the Cancer Hope Foundation and is a member of the American Society of Corporate Secretaries.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference from the discussion under the heading "Executive Compensation" in CBIZ's definitive proxy statement for the 2002 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference from CBIZ's definitive proxy statement for the 2002 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ's 2001 fiscal year.

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

     A number of the businesses acquired since October 1996 are located in properties owned indirectly by and leased from persons employed by CBIZ. In the aggregate, CBIZ paid approximately $1.5 million, $1.5 million and $2.1 million for the years ended 2001, 2000 and 1999, respectively, under such leases which management believes were at market rates.

     Rick L. Burdick, a director of CBIZ, is a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P. (Akin, Gump.) Akin, Gump performed legal work for CBIZ during 2001, 2000 and 1999 for which the firm received $68,540, $116,000 and $458,742 from CBIZ, respectively.

     CBIZ and/or its subsidiaries maintain joint-referral relationships and service agreements with licensed CPA firms under which CBIZ subsidiaries provide administrative services (including office, bookkeeping, accounting, and other administrative services, preparing marketing and promotion materials, and leasing of administrative and professional staff) in exchange for a fee. A number of CBIZ employees own interests in the independent companies maintaining administrative services agreements with CBIZ. Leonard Miller, a Senior Vice President, owned a 14.29% interest in an independent company maintaining an administrative services agreement with a CBIZ subsidiary. Under the agreement, the independent company paid CBIZ $2,438,026 to pay for costs related to the use of CBIZ office space and facilities, and administrative and professional staff in the engagements of the independent company.

     Robert A. O'Byrne, a Senior Vice President, was indebted to CBIZ in the amount of $325,000 at December 31, 2001 and 2000. Mr. O'Byrne also has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The note and the program were both in existence at the time CBIZ acquired the former company, of which Mr. O'Byrne was an owner.

     CBIZ has divested several operations during 2001, in an effort to rationalize the business and sharpen the focus on non-strategic businesses. In accordance with this strategy, CBIZ has sold and may sell in the future businesses to former employees or shareholders. Management believes these transactions were priced at market rates, competitively bid, and entered into at arm's length terms and conditions.

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

          3. Exhibits.

             The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
    3.1       Amended and Restated Certificate of Incorporation of CBIZ
              (filed as Exhibit 3.1 to CBIZ's Registration Statement on
              Form 10, file no. 0-25890, and incorporated herein by
              reference).
    3.2       Certificate of Amendment of the Certificate of Incorporation
              of CBIZ dated October 18, 1996 (filed as Exhibit 3.2 to
              CBIZ's Annual Report on Form 10-K for the year ended
              December 31, 1996, and incorporated herein by reference).
    3.3       Certificate of Amendment of the Certificate of Incorporation
              of CBIZ effective December 23, 1997 (filed as Exhibit 3.3 to
              CBIZ's Annual Report on Form 10-K for the year ended
              December 31, 1997, and incorporated herein by reference).
    3.4       Certificate of Amendment of the Certificate of Incorporation
              of CBIZ dated September 10, 1998 (filed as Exhibit 3.4 to
              CBIZ's Annual Report on Form 10-K for the year ended
              December 31, 1998, and incorporated herein by reference).
    3.5       Amended and Restated Bylaws of CBIZ (filed as Exhibit 3.2 to
              CBIZ's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
    4.1       Form of Stock Certificate of Common Stock of CBIZ (filed as
              Exhibit 4.1 to CBIZ's Annual Report Form 10-K for the year ended December 31, 1998, and incorporated herein by
              reference).
    4.4       CBIZ Business Services Employee Stock Investment Plan (filed as exhibit 4.4 to CBIZ's Report on Form S-8 filed June 1,
              2001, and incorporated herein by reference).
   10.1       Amended and Restated Credit Agreement dated as of October 3,
              1997, and as Amended and Restated as of August 10, 1998 and
              August 24, 1999 by and among CBIZ and Bank of America, N.A.
              as Agent and Letter of Credit Issuing Bank and Swing Line
              Bank and Other Financial Institutions (filed as Exhibit 99.9 to CBIZ's Report on Form 10-Q for the period ended September
              30, 1999, and incorporated herein by reference).
   10.2       First Amendment to Amended and Restated Credit Agreement
              dated March 24, 2000, by and among CBIZ and the Lenders
              party to the Credit Agreement (filed as exhibit 10.2 to
              CBIZ's Annual Report on Form 10-K for the year ended
              December 31, 2000, and incorporated herein by reference).
   10.3       Second Amendment to Amended and Restated Credit Agreement
              dated May 12, 2000, by and among CBIZ and the Lenders party to the Credit Agreement (filed as exhibit 10.3 to CBIZ's
              Annual Report on Form 10-K for the year ended December 31,
              2000, and incorporated herein by reference).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   10.4       Third Amendment to Amended and Restated Credit Agreement
              dated September 22, 2000, by and among CBIZ and the Lenders party to the Credit Agreement (filed as Exhibit 99.6 to
              CBIZ's Quarterly Report on Form 10-Q for the period ended
              September 30, 2000, and incorporated herein by reference).
   10.5       Fourth Amendment to Amended and Restated Credit Agreement,
              dated March 30, 2001, by and among CBIZ and the Lenders
              party to the Credit Agreement (filed as exhibit 10.5 to
              CBIZ's Report on Form 10-K for the year ended December 31,
              2000, and incorporated herein by reference).
   10.6*      Fifth Amendment to Amended and Restated Credit Agreement,
              dated November 9, 2001, by and among CBIZ and the Lenders
              party to the Credit Agreement.
   10.7       Form of Warrant to purchase 900,000 shares of CBIZ's common stock issued to Jackson National Life Insurance Company
              (filed as Exhibit 10.2 to CBIZ's Annual Report Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
   10.8       1996 Employee Stock Option Plan (filed as Appendix I to
              CBIZ's Proxy Statement 1997 Annual Meeting of Stockholders
              dated April 1, 1997 and incorporated herein by reference).
   10.9       Amendment to the 1996 Employee Stock Option Plan (filed as
              Exhibit 99.2 to CBIZ's Current Report on Form 8-K dated
              December 14, 1998, and filed January 12, 1999 and
              incorporated herein by reference).
   10.10      Amendment to the 1996 Employee Stock Option Plan ( filed on
              Secretary's Certificate as Exhibit 10.10 to CBIZ's Annual
              Report on Form 10-K for the year ended December 31, 2000,
              and incorporated herein by reference).
   10.11      Agents 1997 Stock Option Plan (filed as Appendix II to
              CBIZ's Proxy Statement 1997 Annual Meeting of Stockholders
              dated April 1, 1997 and incorporated herein by reference).
   10.12      Severance Protection Agreement by and between Century
              Business Services, Inc. and Jerome P. Grisko, Jr. (filed as exhibit 10.11 to CBIZ's Report on Form 10-K for the year
              ended December 31, 2000, and incorporated herein by
              reference).
   10.13      Severance Protection Agreement by and between Century
              Business Services, Inc. and Charles D. Hamm, Jr. (filed as exhibit 10.12 to CBIZ's Report on Form 10-K for the year
              ended December 31, 2000, and incorporated herein by
              reference).
   10.14      Employment Agreement by and between Century Business
              Services, Inc. and Steven L. Gerard. (filed as exhibit 10.13 to CBIZ's Report on Form 10-K for the year ended December
              31, 2000, and incorporated herein by reference).
   10.15      Employment Agreement by and between Century Business
              Services, Inc. and Ware H. Grove. (filed as exhibit 10.14 to
              CBIZ's Report on Form 10-K for the year ended December 31,
              2000, and incorporated herein by reference).
   10.16*     Note and Warrant Purchase agreement by and between
              HarborView Partners, LLC, and Century Business Services,
              Inc, dated September 26, 2001.
   21.1*      List of Subsidiaries of Century Business Services, Inc.
   23*        Consent of KPMG LLP
   24*        Powers of attorney (included on the signature page hereto).

---------------

* Indicates documents filed herewith.

(b) Reports on Form 8-K

     There were no Current Reports on Form 8-K filed during the three months ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Century has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTURY BUSINESS SERVICES, INC.
                                          (Registrant)

                                          By: /s/ WARE H. GROVE
                                            ------------------------------------
                                            Ware H. Grove
                                            Chief Financial Officer March 29,
                                              2002

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

/s/ STEVEN L. GERARD                                        /s/ JOSEPH S. DIMARTINO
-----------------------------------------------------       -----------------------------------------------------
Steven L. Gerard                                            Joseph S. DiMartino
Chief Executive Officer and Director                        Director

/s/ MICHAEL G. DEGROOTE                                     /s/ HARVE A. FERRILL
-----------------------------------------------------       -----------------------------------------------------
Michael G. DeGroote                                         Harve A. Ferrill
Chairman of the Board                                       Director

/s/ WARE H. GROVE                                           /s/ RICHARD C. ROCHON
-----------------------------------------------------       -----------------------------------------------------
Ware H. Grove                                               Richard C. Rochon
Chief Financial Officer                                     Director
(Principal Financial and Accounting Officer)

/s/ RICK L. BURDICK
-----------------------------------------------------
Rick L. Burdick
Director

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

  Independent Auditors' Report..............................    F-2

  Consolidated Balance Sheets as of December 31, 2001 and
     2000...................................................    F-3

  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................    F-4

  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2001, 2000 and 1999...........    F-5

  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................    F-6

  Notes to the Consolidated Financial Statements............    F-7

  Schedule II -- Valuation and Qualifying Accounts and
     Reserves for the years ended December 31, 2001, 2000
     and 1999...............................................   F-35

  Schedule III -- Supplemental Insurance Information for the
     year ended December 31, 1999...........................   F-36

  Schedule IV -- Reinsurance for the year ended December 31,
     1999...................................................   F-37

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Business Services, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in note 1 and note 17 to the consolidated financial statements, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 and changed certain revenue recognition policies effective January 1, 2000.

                                          /s/ KPMG LLP

Cleveland, Ohio
February 19, 2002

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2001       2000
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,340   $ 15,970
  Restricted cash and funds held for clients................    50,847     80,590
  Accounts receivable, less allowance for doubtful accounts
     of $13,319 and $22,156.................................   119,612    142,682
  Notes receivable -- current...............................     2,260        667
  Income taxes recoverable..................................     2,798     22,519
  Deferred income taxes.....................................     6,213      9,895
  Other current assets......................................    11,133     13,864
                                                              --------   --------
          Total current assets..............................   197,203    286,187
Goodwill, net of accumulated amortization of $73,145 and
  $47,261...................................................   247,462    281,268
Property and equipment, net of accumulated depreciation of
  $39,514 and $29,813.......................................    54,189     59,349
Notes receivable -- non-current.............................     5,000      3,564
Deferred income taxes -- non-current........................     7,429      2,028
Other assets................................................    12,125     17,098
                                                              --------   --------
          Total Assets......................................  $523,408   $649,494
                                                              ========   ========
                        LIABILITIES
Current liabilities:
  Accounts payable..........................................  $ 22,116   $ 35,220
  Notes payable and capitalized leases -- current...........     1,201      4,382
  Client fund obligations...................................    36,108     39,719
  Accrued expenses..........................................    36,554     45,455
                                                              --------   --------
          Total current liabilities.........................    95,979    124,776
Bank debt...................................................    55,000    117,500
Notes payable and capitalized leases -- non-current.........       951      1,432
Accrued expenses............................................       831     18,848
                                                              --------   --------
          Total Liabilities.................................   152,761    262,556
                                                              --------   --------
                    STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share
     Authorized -- 250,000 shares
     Issued and outstanding -- 94,879 shares at December 31,
     2001;
                                94,697 shares at December
     31, 2000...............................................       949        947
Additional paid-in capital..................................   439,136    438,681
Accumulated deficit.........................................   (67,906)   (51,906)
Treasury stock..............................................    (1,308)      (754)
Accumulated other comprehensive loss........................      (224)       (30)
                                                              --------   --------
          Total Stockholders' Equity........................   370,647    386,938
          Commitments and Contingencies
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $523,408   $649,494
                                                              ========   ========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2001       2000        1999
                                                              --------   ---------   --------
Revenue.....................................................  $526,867   $ 567,815   $546,393
Operating expenses..........................................   460,555     510,029    454,051
                                                              --------   ---------   --------
Gross margin................................................    66,312      57,786     92,342
Corporate general and administrative........................    19,797      24,694     19,138
Depreciation and amortization...............................    42,084      44,335     23,470
Merger-related..............................................        --          --      5,789
                                                              --------   ---------   --------
Operating income (loss).....................................     4,431     (11,243)    43,945
                                                              --------   ---------   --------
Other income (expense):
  Interest expense..........................................    (6,819)    (12,113)    (6,602)
  Goodwill impairment.......................................        --     (48,198)        --
  Loss on sale of operations, net...........................    (7,113)    (31,576)    (7,067)
  Other income (expense), net...............................     3,838      (7,509)    (4,397)
                                                              --------   ---------   --------
          Total other expense, net..........................   (10,094)    (99,396)   (18,066)
Income (loss) from continuing operations before income tax
  expense (benefit).........................................    (5,663)   (110,639)    25,879
Income tax expense (benefit)................................    10,337      (3,379)    14,449
                                                              --------   ---------   --------
Income (loss) from continuing operations....................   (16,000)   (107,260)    11,430
Loss from operations of discontinued business, net of income
  tax benefit of $0, $1,261 and $1,068, respectively........        --      (1,214)    (3,596)
Loss on disposal of discontinued business, net of income tax
  benefit of $0, $3,002 and $210, respectively..............        --      (5,697)      (391)
                                                              --------   ---------   --------
Income (loss) before cumulative effect of change in
  accounting principle......................................   (16,000)   (114,171)     7,443
Cumulative effect of change in accounting principle, net of
  income tax benefit of $7,936..............................        --     (11,905)        --
                                                              --------   ---------   --------
Net income (loss)...........................................  $(16,000)  $(126,076)  $  7,443
                                                              ========   =========   ========
Earnings (loss) per share:
  Basic:
     Continuing operations..................................  $  (0.17)  $   (1.13)  $   0.13
     Discontinued operations................................        --       (0.07)     (0.04)
     Cumulative effect of change in accounting principle....        --       (0.13)        --
                                                              --------   ---------   --------
     Net income (loss)......................................  $  (0.17)  $   (1.33)  $   0.09
                                                              ========   =========   ========
  Diluted:
     Continuing operations..................................  $  (0.17)  $   (1.13)  $   0.12
     Discontinued operations................................        --       (0.07)     (0.04)
     Cumulative effect of change in accounting principle....        --       (0.13)        --
                                                              --------   ---------   --------
     Net income (loss)......................................  $  (0.17)  $   (1.33)  $   0.08
                                                              ========   =========   ========
Weighted-average common shares outstanding:
     Basic..................................................    94,818      94,674     86,851
                                                              ========   =========   ========
     Diluted................................................    94,818      94,674     91,702
                                                              ========   =========   ========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                 (IN THOUSANDS)

                                                           RETAINED                           ACCUMULATED
                                              ADDITIONAL   EARNINGS    UNEARNED                  OTHER
                                     COMMON    PAID-IN      (ACCUM.      ESOP     TREASURY   COMPREHENSIVE
                            SHARES   STOCK     CAPITAL     DEFICIT)     SHARES     STOCK     INCOME (LOSS)    TOTALS
                            ------   ------   ----------   ---------   --------   --------   -------------   --------
December 31, 1998.........  79,560    $795     $336,743    $  69,327   $(2,549)   $   (74)      $   119      $404,361
  Comprehensive income:
    Net income............      --      --           --        7,443        --         --            --         7,443
    Foreign translation
      and other...........      --      --           --           --        --         --            63            63
    Change in unrealized
      appreciation, net of
      tax.................      --      --           --           --        --         --        (2,656)       (2,656)
                            ------    ----     --------    ---------   -------    -------       -------      --------
         Total
           comprehensive
           income.........      --      --           --        7,443        --         --        (2,593)        4,850
                            ------    ----     --------    ---------   -------    -------       -------      --------
  Pre-merger transactions
    of pooled entities....      --      --          (32)      (2,600)       --         74            --        (2,558)
  Allocation of ESOP
    shares................      --      --          164           --        --         --            --           164
  Purchase of treasury
    stock.................      --      --           --           --       754       (754)           --            --
  Stock issuances.........   1,744      18       24,982           --        --         --            --        25,000
  Stock options...........       1      --          267           --        --         --            --           267
  Warrants................   4,365      44       18,480           --        --         --            --        18,524
  Business acquisitions
    and contingent
    payments..............   7,671      76       62,448           --        --         --            --        62,524
                            ------    ----     --------    ---------   -------    -------       -------      --------
December 31, 1999.........  93,341     933      443,052       74,170    (1,795)      (754)       (2,474)      513,132
  Comprehensive loss:
    Net loss..............      --      --           --     (126,076)       --         --            --      (126,076)
      Change in unrealized
         appreciation, net
         of tax...........      --      --           --           --        --         --         2,444         2,444
                            ------    ----     --------    ---------   -------    -------       -------      --------
         Total
           comprehensive
           loss...........      --      --           --     (126,076)       --         --         2,444      (123,632)
                            ------    ----     --------    ---------   -------    -------       -------      --------
  Allocation of ESOP......      --      --       (1,795)          --     1,795         --            --            --
  Warrants................      56       1          157           --        --         --            --           158
  Business acquisitions
    and contingent
    payments..............   1,300      13       (2,733)          --        --         --            --        (2,720)
                            ------    ----     --------    ---------   -------    -------       -------      --------
December 31, 2000.........  94,697     947      438,681      (51,906)       --       (754)          (30)      386,938
  Comprehensive loss:
  Net loss................      --      --           --      (16,000)       --         --            --       (16,000)
    Change in unrealized
      appreciation, net of
      tax.................      --      --           --           --        --         --          (194)         (194)
                            ------    ----     --------    ---------   -------    -------       -------      --------
         Total
           comprehensive
           loss...........      --      --           --      (16,000)       --         --          (194)      (16,194)
                            ------    ----     --------    ---------   -------    -------       -------      --------
    Share repurchase......      --      --           --           --        --       (439)           --          (439)
    Divestiture
      consideration.......      --      --           --           --        --       (115)           --          (115)
    Stock options.........      34      --          144           --        --         --            --           144
    Business acquisitions
      and contingent
      payments............     148       2          311           --        --         --            --           313
                            ------    ----     --------    ---------   -------    -------       -------      --------
December 31, 2001.........  94,879    $949     $439,136    $ (67,906)  $    --    $(1,308)      $  (224)     $370,647
                            ======    ====     ========    =========   =======    =======       =======      ========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                 (IN THOUSANDS)

                                                                2001       2000        1999
                                                              --------   ---------   ---------
Cash flows from operating activities:
  Income (loss) from continuing operations..................  $(16,000)  $(107,260)  $  11,430
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating
     activities:
     Consolidation and integration accrual..................        --          --      20,366
     Bad debt expense, net of recoveries....................     8,725      26,693       9,831
     Accounts receivable reduction due to change in
       accounting principle.................................        --      19,209          --
     Note impairment charge.................................        --       1,640       8,952
     Loss on sale of operations.............................     7,113      31,576       7,067
     Depreciation and amortization..........................    42,084      44,335      23,470
     Goodwill impairment....................................        --      48,198          --
     Deferred income taxes..................................    (1,719)     (1,494)     (8,787)
  Changes in assets and liabilities, net of acquisitions and dispositions:
     Accounts receivable, net...............................     4,238     (20,946)    (57,661)
     Other assets...........................................     3,107      (2,872)     (8,164)
     Accounts payable.......................................   (10,035)     (6,715)         83
     Income taxes...........................................    19,721      (7,734)    (22,766)
     Accrued expenses and other liabilities.................    (1,018)     (8,251)    (14,485)
     Other, net.............................................        34       1,068       4,791
                                                              --------   ---------   ---------
          Net cash provided by (used in) operating
            activities......................................    56,250      17,447     (25,873)
                                                              --------   ---------   ---------
Cash flows from investing activities:
  Business acquisitions, net of cash acquired and contingent
     consideration..........................................    (1,665)     (8,973)    (42,994)
  Proceeds from dispositions of businesses..................    14,005      34,599          --
  Additions to property and equipment.......................   (12,926)    (20,136)    (33,725)
  Net (increase) decrease in notes receivable...............      (842)      2,194       1,402
                                                              --------   ---------   ---------
          Net cash provided by (used in) investing
            activities......................................    (1,428)      7,684     (75,317)
                                                              --------   ---------   ---------
Cash flows from financing activities:
  Proceeds from bank debt...................................    27,900     102,600     226,000
  Proceeds from notes payable and capitalized leases........       478       3,296      13,003
  Payment of bank debt......................................   (90,400)   (129,100)   (126,000)
  Payment of notes payable and capitalized leases...........    (4,135)    (10,838)    (55,989)
  Pre-merger equity transactions............................        --          --      (2,558)
  Proceeds from stock issuances, net of treasury
     repurchase.............................................      (410)         17      25,000
  Proceeds from exercise of stock options and warrants......       115         124      18,791
                                                              --------   ---------   ---------
          Net cash provided by (used in) financing
            activities......................................   (66,452)    (33,901)     98,247
                                                              --------   ---------   ---------
Net decrease in cash and cash equivalents...................   (11,630)     (8,770)     (2,943)
Cash and cash equivalents at beginning of year..............    15,970      24,740      27,683
                                                              --------   ---------   ---------
Cash and cash equivalents at end of year....................  $  4,340   $  15,970   $  24,740
                                                              ========   =========   =========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Century Business Services, Inc. and subsidiaries (CBIZ) is a diversified services company, which, acting through its subsidiaries, provides professional outsourced business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ offers integrated services through its three divisions: business solutions, benefits and insurance services, and national practices.

  Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of CBIZ and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

  Restricted Cash and Funds Held for Clients

     Restricted cash represents funds on deposit from clients related to its payroll and payroll tax filing services, and insurance related services. In addition, a portion of restricted cash pertains to fees earned by CBIZ in relation to its capital and investment advisory services, as those funds are restricted in accordance with applicable NASD regulations.

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

     For its insurance business, funds on deposit from clients, pertains to the administering and settling of claims, and the pass through of insurance premiums to the carrier. A related liability for these funds is recorded in accrued expenses and other liabilities in the consolidated balance sheets.

  Derivative Instruments and Hedging Activities

     In January 2001, CBIZ adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES changes in the fair values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. CBIZ entered into an interest rate swap agreement which qualifies as a cash flow hedge in 2001. For the year ended December 31, 2001, the change in fair value relating to CBIZ's hedging activity resulted in a loss of approximately $0.2 million, which is recorded in stockholders equity under accumulated other comprehensive loss.

  Other Financial Instruments

     The carrying amount of CBIZ's accounts receivable and payables approximates fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates.

  Goodwill

     Goodwill is being amortized on a straight-line basis over the expected periods to be benefited. During the fourth quarter of 1999, CBIZ shortened its goodwill amortization period from periods up to 40 years to 15 years, beginning October 1, 1999. It is CBIZ's policy to evaluate continually the period of amortization and recoverability of goodwill based on an evaluation of such factors as the occurrence of a significant adverse events or change in the environment in which the business operates, or if the expected future net cash flows, undiscounted and without interest, would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses.

     During 2001, CBIZ reduced goodwill by $13.8 million as a result of the divestiture or closing of eight business units in 2001 and the planned divestiture or closing of an additional two business units in 2002. During 2000, CBIZ recorded a goodwill impairment charge of $48.2 million, and goodwill was reduced by $27.2 million as a result of the divestiture of two business units and the planned divestiture of two additional business units in 2000. See notes 16 and 18 for additional information regarding these charges.

     Amortization expense from continuing operations was approximately $21.9 million, $29.2 million, and $12.7 million in 2001, 2000, and 1999, respectively.

  Property and Equipment

     Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over estimated useful lives.

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Revenue Recognition and SAB 101

     Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. CBIZ offers a vast array of outsourced business services to its clients. Those

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES services are delivered through three divisions. A description of revenue recognition, as it relates to those divisions, is provided below:

     BUSINESS SOLUTIONS -- Revenue consists primarily of fees for accounting services, preparation of tax returns and consulting services. Revenues are recorded in the period in which they are earned. CBIZ bills clients based upon a predetermined agreed upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

     BENEFITS & INSURANCE -- Revenue consists primarily of brokerage and agency commissions, and fee income for administering health and retirement plans. Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insureds are generally recognized as of the latter of the effective date of the insurance policy or the date billed to the customer. Commissions to be received directly from insurance companies are generally recognized when the amounts are determined. Life insurance commissions are recorded on the accrual basis. Commission revenue is reported net of sub-broker commissions. Contingent commissions are generally recognized when received. Fee income is recognized as services are rendered.

     NATIONAL PRACTICES -- The business units that comprise this division offer a variety of services. A description of revenue recognition associated with the primary services is provided below:

     - Mergers & Acquisitions and Capital Advisory -- Revenue associated with non-refundable retainers are recognized on a straight-line basis over the life of the engagement. Revenue associated with success fee transactions are recognized when the transaction is completed.

     - Technology Consulting -- Revenue associated with hardware and software sales are recognized upon delivery and acceptance. Revenue associated with installation and service agreements are recognized as services are performed. Consulting revenue is recognized on an hourly or per diem fee basis.

     - Valuation and Property Tax -- Revenue associated with retainer contracts are recognized on a straight-line basis over the life of the contract, which is generally twelve months. Revenue associated with contingency arrangements is recognized once written notification is received from an outside third party (e.g., assessor in the case of a property tax engagement) acknowledging that the revenue cycle has been completed.

     - Surety -- Revenue is recognized as bonds are written. With regard to a retrospective contingent arrangement with a certain carrier, revenue is recognized based on performance measured by comparing loss ratios for each respective underwriting year to target loss ratios set by the carrier.

     - Physician Practice Management -- Revenue is recognized when collections are received on our clients' patient accounts.

     During the fourth quarter of 2000, CBIZ adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in the Financial Statements." SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. In light of the guidance given by SAB 101 and the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000, CBIZ changed certain revenue recognition policies effective January 1, 2000.

     Due to this change, CBIZ recorded a cumulative adjustment in the first quarter 2000 of $11.9 million (net of tax benefit of $7.9 million). The impact in 2000 of adopting SAB 101 resulted in a reduction in revenue of approximately $18.2 million, a reduction in operating expense of approximately $11.4 million, and a reduction in income from continuing operations (before cumulative effect of accounting change) of approximately $6.8 mil-

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES lion (pretax). See note 6 for the impact on deferred taxes and note 18 for the impact on previously reported quarterly financial information.

  Earnings per Share

     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of stock options, warrants and contingent shares.

  Stock Options

     Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. CBIZ provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method had been applied. See note 11 to the consolidated financial statements.

  Reclassifications

     Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current year's presentation.

2.  ACCOUNTS RECEIVABLE

     Accounts receivable for the year ended December 31, 2001 and 2000 were as follows:

                                                                2001       2000
                                                              --------   --------
Trade accounts receivable...................................  $110,046   $132,558
Work-in-process, at net realizable value....................    22,885     32,280
                                                              --------   --------
Total accounts receivable...................................   132,931    164,838
Less allowance for doubtful accounts........................   (13,319)   (22,156)
                                                              --------   --------
Accounts receivable, net....................................  $119,612   $142,682
                                                              ========   ========

3.  NOTES RECEIVABLE

     At December 31, 2001 and 2000, notes receivable consist largely of a note receivable taken in connection with the spin off of the hazardous waste operations to the stockholders of Republic Industries, Inc. in 1997. The remaining balance consists of notes from divestitures, which occurred during 2001, and a note receivable totaling $1 million related to HarborView Partners LLC (HarborView). In accordance with the agreement between HarborView and CBIZ, CBIZ may provide working capital up to $2.5 million contingent upon the growth of HarborView.

4.  INVESTMENTS

     Included in other assets (non-current) at December 31, 2001 and 2000, are investments accounted for under the cost method of accounting of $2.2 million and $2.7 million, respectively. CBIZ acquired an ownership interest of approximately 20% in Fundscape.com, which was being accounted for under the equity method in 1999. In 2000, CBIZ's ownership interest dropped to 11% and is currently being accounted for under the cost method. CBIZ also has a 3% ownership interest in QuikCAT.com, which is being accounted for under the cost method. At December 31, 2001 and 2000, CBIZ's investment in QuikCAT.com was $1.3 million and $1.8 million, respectively. In addition, CBIZ has an outstanding trade receivable from QuikCAT.com of $0.5 million at both December 31, 2001 and 2000. Although the market value of CBIZ's investments in

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

Fundscape.com and QuikCAT.com are not readily determinable, management believes the fair value of these investments approximates their carrying amounts.

5.  PROPERTY AND EQUIPMENT

     Property and equipment, net at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                                2001       2000
                                                              --------   --------
Buildings and improvement...................................  $ 10,428   $  8,420
Furniture and fixtures......................................    21,160     21,063
Equipment and capitalized software..........................    62,115     59,679
                                                              --------   --------
                                                                93,703     89,162
Accumulated depreciation and amortization...................   (39,514)   (29,813)
                                                              --------   --------
                                                              $ 54,189   $ 59,349
                                                              ========   ========

     Depreciation and amortization expense (excluding goodwill amortization expense) was approximately $20.2 million, $15.2 million and $10.8 million 2001, 2000 and 1999, respectively.

6.  INCOME TAXES

     A summary of income tax expense (benefit) included in the consolidated statements of operations is as follows (in thousands):

                                                           2001       2000      1999
                                                          -------   --------   -------
Continuing operations:
  Current:
     Federal and international..........................  $ 7,894   $  1,789   $20,991
     State and local....................................    4,162        798     2,245
                                                          -------   --------   -------
                                                           12,056      2,587    23,236
  Deferred..............................................   (1,719)    (5,966)   (8,787)
                                                          -------   --------   -------
          Total continuing operations...................   10,337     (3,379)   14,449
Discontinued operations.................................       --     (1,261)   (1,068)
Loss on sale of discontinued operations.................       --     (3,002)     (210)
Cumulative effect of change in accounting principle.....       --     (7,936)       --
                                                          -------   --------   -------
                                                          $10,337   $(15,578)  $13,171
                                                          =======   ========   =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The provision (benefit) for income taxes attributable to earnings (loss) from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income (loss) from continuing operations before income taxes, as follows (in thousands):

                                                           2001       2000      1999
                                                          -------   --------   -------
Tax at statutory rate...................................  $(1,982)  $(38,724)  $ 9,058
State taxes (net of federal benefit)....................     (129)    (1,171)      658
Change in valuation allowance...........................    1,503        700        --
Nondeductible goodwill..................................    6,432     21,853     3,837
Acquired nontaxable entities............................       --         --    (1,762)
Disposal of non-core business units.....................    3,998     13,022     2,163
Other, net..............................................      515        941       495
                                                          -------   --------   -------
Provision (benefit) for income taxes from continuing
  operations............................................  $10,337   $ (3,379)  $14,449
                                                          =======   ========   =======
Effective income tax rate...............................   (182.6)%      3.1%     55.8%
                                                          =======   ========   =======
Pro forma effective income tax rate on pooled
  entities..............................................   (182.6)%      3.1%     62.6%
                                                          =======   ========   =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 2001 and 2000, are as follows (in thousands):

                                                               2001      2000
                                                              -------   -------
Deferred Tax Assets:
Net operating loss carryforwards............................  $ 7,062   $ 4,382
Allowance for doubtful accounts.............................    4,530     5,612
Consolidation and integration...............................    1,357     2,547
Cumulative change in accounting principle (SAB 101).........    3,723     7,936
Goodwill impairment.........................................    5,597     4,014
Nondeductible reserve.......................................    1,387     1,707
Other deferred tax assets...................................      670     1,486
                                                              -------   -------
  Total gross deferred tax assets...........................   24,326    27,684
  Less: valuation allowance.................................   (2,679)   (1,176)
                                                              -------   -------
  Net deferred tax assets...................................   21,647    26,508
                                                              -------   -------
Deferred Tax Liabilities:
Change in accounting method.................................    2,940     7,351
Disposal of non-core business units.........................    1,333     1,816
Asset basis differential....................................    3,632     3,345
Other deferred tax liabilities..............................      100     2,073
                                                              -------   -------
  Total gross deferred tax liabilities......................    8,005    14,585
                                                              -------   -------
Net deferred tax asset......................................  $13,642   $11,923
                                                              =======   =======

     CBIZ had U.S. net operating loss (NOL) carryforwards of approximately $5.5 million at December 31, 2001 and 2000, from the separate return years of certain acquired entities. These losses are subject to limitations regarding the offset of CBIZ's future taxable income and will begin to expire in 2007. CBIZ has a Canadian NOL carryforward, of which the balance was approximately $3.3 million and $3.6 million at December 31, 2001, and

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

2000, respectively. The Canadian NOL carryforward begins to expire in 2006. CBIZ also had state NOL carryforwards with a tax benefit of $3.5 million and $0.8 million at December 31, 2001 and 2000, which have various expiration dates. The availability of all the NOL's is reported in the financial statements as deferred tax assets, net of the applicable valuation allowance.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. CBIZ determines a valuation allowance based on its analysis of amounts available in the statutory carryback period, consideration of future deductible amounts, and assessment of the separate company profitability of certain acquired entities. CBIZ has established valuation allowances for portions of the U.S., Canadian, and state NOL carryforwards. The net change in the valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $1.5 million and $0.4 million, respectively, and was recorded as an addition to income tax expense. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill of acquired entities is $0.5 million at December 31, 2001 and 2000.

     CBIZ made income tax payments of $14.8 million in 2001, and received refunds in the amount of $23.8 million.

7.  BANK DEBT, NOTES PAYABLE AND CAPITALIZED LEASES

     Bank debt, notes payable and capitalized leases, consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------   --------
Bank debt:
  Revolving credit facilities, effective rates of 4.9% to
     10.625%................................................  $55,000   $117,500
                                                              =======   ========
  Weighted average rate.....................................      7.6%       8.7%
                                                              =======   ========
Notes payable and capitalized leases:
  Promissory notes payable to former owners of acquired
     businesses, primarily non-interest bearing.............  $   170   $    367
  Other notes payable, effective rates of 4.75% to 7.0%, due
     2002 to 2007...........................................    1,610      4,742
  Capitalized leases, effective rates of 6.5% to 22.4%,
     payable in installments through 2005...................      372        705
                                                              -------   --------
                                                              $ 2,152   $  5,814
                                                              =======   ========

     CBIZ has a $90 million revolving credit facility with a group of 11 banks. Under the facility, loans are charged an interest rate consisting of a base rate (offshore or domestic) plus an applicable margin. Additionally, a commitment fee of 35 to 50 basis points is charged on the unused portion of the facility. Borrowings and commitments by the banks under the credit facility mature in August 2003. As security for the payment on the credit facility debt, CBIZ has assigned to the lending group a continuing security interest in accounts receivables of its subsidiaries, except for accounts receivable with any governmental authority.

     In the ordinary course of business, CBIZ provides letters of credit to certain lessors in lieu of security deposits. Letters of credit under the credit facility were $1.5 million and $0.6 million as of December 31, 2001, and 2000, respectively. Management does not believes it is practicable to estimate the fair value of these financial instruments, and does not expect any material losses to result from these off-balance sheet instruments because performance is not expected to be required.

     In November, 2001 CBIZ completed an amendment to its existing credit facility with its lenders. The amendment provided the following changes to the credit facility: 1) EBITDA targets were reset for the periods

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES ended September 30, 2001 and each quarter thereafter through December 31, 2002;
2) the covenant that ties the level of borrowing to the level of accounts receivable was revised to set the borrowing base for accounts receivable and work-in-process to 90 days; 3) the loan commitment was reduced from $140 million to $90 million, with a subsequent planned reduction to $80 million at June 30, 2002; 4) the applicable margin pertaining to the interest rates was increased by 25 basis points for each level on the pricing grid, and 5) restrictions were placed on the use of funds for the repurchase of CBIZ stock.

     The bank credit agreement contains certain financial covenants. These covenants require CBIZ to maintain (i) minimum consolidated net worth; (ii) minimum consolidated leverage ratio; (iii) maximum interest coverage ratio; and
(iv) minimum EBITDA levels. CBIZ is in compliance with its covenants as of December 31, 2001.

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

     At December 31, 2001, aggregate maturities of notes payable, bank debt and capitalized leases, were as follows (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2002........................................................   $ 1,201
2003........................................................    55,419
2004........................................................       264
2005........................................................       183
2006........................................................        38
Thereafter..................................................        47
                                                               -------
                                                               $57,152
                                                               =======

     Management believes that the carrying amounts of bank debt, notes payable and capitalized leases recorded at December 31, 2001 approximate fair values.

8.  COMMITMENTS AND CONTINGENCIES

  Operating Leases

     CBIZ leases certain of its premises and equipment under various operating lease agreements. At December 31, 2001, future minimum rental commitments becoming payable under all operating leases are as follows (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2002........................................................   $ 23,531
2003........................................................     19,331
2004........................................................     16,908
2005........................................................     13,328
2006........................................................     11,242
Thereafter..................................................     26,236
                                                               --------
                                                               $110,576
                                                               ========

     Total rental expense incurred under operating leases was approximately $30.4 million, $27.4 million, and $26.3 million in 2001, 2000 and 1999, respectively.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

  Legal Proceedings

     Since September 1999, seven purported stockholder class-action lawsuits were filed against Century and certain of its current and former directors and officers, including Michael G. DeGroote, Charles D. Hamm, Jr., Gregory J. Skoda, Keith W. Reeves, Fred M. Winkler, and Jerome P. Grisko, and have been consolidated as In Re Century Business Services Securities Litigation, Case No. 1:99CV2200, in the United States District Court for the Northern District of Ohio. The plaintiffs alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February 1998 through January 2000 by, among other things, improperly amortizing goodwill and failing adequately to monitor changes in operating results. The consolidated complaint seeks damages in an unspecified amount. The United States District Court has appointed lead plaintiff and lead counsel. CBIZ has filed a motion to dismiss. Responses and replies have been filed by the parties. The Court has not yet ruled on the motion. There has been no discovery in any of these actions.

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

     On or about May 6, 2000, certain former shareholders of a company acquired by Century filed suit -- Hanan et al. v. Century Business Services, Inc. and Gregory J. Skoda, Case No. 407495 (Ohio Ct. Common Pleas) -- alleging that CBIZ fraudulently induced them to enter into merging with the Company and breached the Agreement and Plan of Merger and Executive Employment Agreements plaintiffs entered into in connection with the merger. Following the commencement of discovery and prior to trial, the parties settled all of the litigation between them on confidential terms that management believes were favorable to CBIZ.

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

9.  CONSOLIDATION AND INTEGRATION RESERVE

     During the fourth quarter of fiscal 1999, Century's Board of Directors approved a plan (the 1999 Plan) to consolidate several operations in multi-office markets and integrate certain back-office functions into a shared-services center. The plan included the consolidation of at least 60 office locations, the elimination of more than 200 positions (including Corporate), and the divestiture of four small, non-core businesses. Pursuant to the plan, Century recorded a consolidation and integration pre-tax charge of $27.4 million, which included $4.8 million for severance and $9.4 million for obligations under various noncancellable leases that were committed to prior to plan approval, for which no economic benefit to Century would be subsequently realized.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Consolidation and integration reserve balances as of December 31, 2001, 2000 and 1999, and activity during the twelve-month periods ended December 31, 2001 and 2000 were as follows (in thousands):

                                                           1999 PLAN             OTHER PLANS
                                                  ---------------------------   -------------
                                                      LEASE       SEVERANCE &       LEASE
                                                  CONSOLIDATION    BENEFITS     CONSOLIDATION
                                                  -------------   -----------   -------------
Reserve balance at December 31, 1999............     $ 9,400        $ 4,150        $    --
  Amounts adjusted to income (1)................      (5,901)        (2,445)         2,385
  Payments......................................        (656)        (1,256)            --
                                                     -------        -------        -------
Reserve balance at December 31, 2000............       2,843            449          2,385
  Amounts adjusted to income (1)................        (495)          (234)           940
  Payments......................................      (1,251)          (215)        (1,030)
                                                     -------        -------        -------
Reserve balance at December 31, 2001............     $ 1,097        $    --        $ 2,295
                                                     =======        =======        =======

---------------

(1) Amounts adjusted to income are included in operating expense and corporate general and administrative expense in the accompanying consolidated statement of operations for the twelve-month periods then ended. See the table below for the respective amounts recorded in each line item.

     As a result of executive management changes (including the replacement of Century's President and Chief Operating Officer) and certain strategic changes in the first quarter of fiscal 2000, Century revisited the extent of its planned integration and consolidation initiatives and extended the timing of certain office consolidations beyond one year. Century's Board of Directors approved the revision to the plan on March 31, 2000. Accordingly, Century reduced approximately $4.4 million and $1.4 million of accruals originally provided for in the plan related to the aforementioned noncancellable lease obligations and severance obligations, respectively. During the third quarter of 2000, Century reduced the lease accrual by $1.5 million for the planned consolidation in the Philadelphia market place that has been postponed. Severance amounts of $1.1 million were reversed during the third quarter, representing several leaders business managers originally accrued for in the plan, which were either not terminated or did not receive a severance package.

     During 2000, the consolidation of offices in Atlanta, Dallas, Orlando, and Phoenix were completed, with the remaining planned consolidations in progress.

     During 2001, CBIZ reduced approximately $0.6 million of accruals related to non-cancelable lease obligations, due to the fact that the consolidations in the San Jose and St. Louis markets will not be completed within the original timeframe, offset by the addition of $0.1 million of accruals to cover lease costs under the original plan not subleased in the original time frame. CBIZ also reduced approximately $0.2 million of accruals related to severance due to the accrual being higher than the actual severance expense for those consolidations that have been completed.

     In addition to the consolidation activity described above that relates to the original accrual, CBIZ has incurred expenses related to noncancellable lease obligations related to consolidations in other markets, abandonment of leases, and severance obligations related to these consolidations, as well as expense-reduction initiatives. For the twelve month periods ended December 31, 2001, charges related primarily to the consolidation activity in the Chicago, Philadelphia, Phoenix, Cleveland, Columbus, and Southern California markets. During the fourth quarter of 2000, expenses were incurred related to the consolidation of two operating units in the Los Angeles market place. Also, CBIZ incurred costs (net of sublease income) related to abandonment of lease space in Philadelphia and Columbia, Maryland.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Consolidation and integration charges incurred for years ended December 31, 2001, 2000 and 1999 were as follows ($ in thousands):

                                       2001                        2000                            1999
                               ---------------------   ----------------------------   -------------------------------
                                           CORPORATE               CORPORATE   LOSS               CORPORATE
                               OPERATING      G&A      OPERATING      G&A       ON    OPERATING      G&A      LOSS ON
                                EXPENSE     EXPENSE     EXPENSE     EXPENSE    SALE    EXPENSE     EXPENSE     SALE
                               ---------   ---------   ---------   ---------   ----   ---------   ---------   -------
CONSOLIDATION AND INTEGRATION
  CHARGES NOT IN 1999 PLAN:
Severance expense............   $  296       $ 185      $ 1,767     $ 3,255    $ --    $    --     $   --     $   --
Lease consolidation and
  abandonment................    1,231          --        3,214          64      --         --         --         --
Other consolidation
  charges....................    1,052          --           --          --      --         --         --         --
Shared service and
  consolidation..............       --          --          963         626      --         --         --         --
Write-down of non-core
  businesses.................       --          --          449          --     566         --      2,535      7,067
                                ------       -----      -------     -------    ----    -------     ------     ------
  Subtotal...................    2,579         185        6,393       3,945     566         --      2,535      7,067

CONSOLIDATION AND INTEGRATION
  FOR THE 1999 PLAN:
Adjustment to lease
  accrual....................     (495)         --       (5,901)         --      --      9,400         --         --
Adjustment to severance
  accrual....................     (127)       (107)         (64)     (2,381)     --      1,030      3,765         --
Other consolidation
  charges....................       --          --           --          --      --      3,471        138         --
                                ------       -----      -------     -------    ----    -------     ------     ------
Total consolidation and
  integration charges........   $1,957       $  78      $   428     $ 1,564    $566    $13,901     $6,438     $7,067
                                ======       =====      =======     =======    ====    =======     ======     ======

10.  EMPLOYEE BENEFITS

     CBIZ has profit sharing plans covering substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation, in accordance with Section 401(k) of the Internal Revenue Code. Employer contributions made to the plans in 2001, 2000 and 1999, amounted to approximately $5.0 million, $5.6 million, and $4.7 million, respectively.

     Two acquisitions made in 1998 and 1999 had employee stock option plans
(ESOP) which were subsequently frozen by CBIZ. The ESOP related to the 1999 acquisition was terminated in 2000, and as required under the Statement of Position No. 93-6, the difference between the cost of the remaining unearned ESOP shares and the fair value of those shares of approximately $1.8 million has been charged to additional paid-in capital in the accompanying consolidated statements of stockholders' equity.

11.  COMMON STOCK

     CBIZ's authorized common stock consists of 250,000,000 shares of common stock, par value $0.01 per share (Common Stock). The holders of CBIZ's common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There are no cumulative voting rights with respect to the election of directors. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock will be able to elect the directors of CBIZ then standing for election as terms expire. Holders of Common Stock have no preemptive rights and are entitled to such dividends as may be declared by the Board of Directors of CBIZ out of funds legally available therefor. The Common Stock is not entitled to any sinking fund, redemption or conversion provisions. On liquidation, dissolution or winding up of CBIZ, the holders of Common Stock are entitled to share ratably in the net assets of CBIZ remaining after the payment of any and all creditors. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and nonassessable. The transfer agent and registrar for the Common Stock is U.S. Bank, N.A.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     CBIZ completes registration filings related to its Common Stock to register shares under the Securities Act of 1933. To date, CBIZ has registered the following shares of Common Stock for the following purposes: (i) approximately six million shares of our common stock, part of a Shelf Registration Statement, of which a majority has yet to be sold thereunder:; (ii) $125 million in shares of our Common stock, debt securities, and warrants to purchase common stock or debt securities, of which $100 million remain available to be offered from time to time to the public under our universal shelf registration statement; and
(iii) 15,000,000 shares of our Common Stock, all of which remain available to be offered from time to time in connection with acquisitions under our acquisition shelf registration statement.

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

TREASURY STOCK

     In August 2001, CBIZ's Board of Directors authorized the implementation of a share repurchase plan. The initial plan authorized the purchase of up to one million shares of CBIZ's common stock over the first six months of the plan. In accordance with the plan, CBIZ purchases shares though the open market and can privately negotiate purchases and reserve them for possible use in the future in connection with acquisitions, the employee stock investment plan and other general purposes. The repurchase program does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. As of December 31, 2001, CBIZ repurchased 170,000 shares at a cost of $0.4 million.

     During the fourth quarter 2001, CBIZ's credit facility was amended, which included the removal of a certain provision that had allowed a portion of the credit facility to be used toward CBIZ's Share Repurchase Program.

EMPLOYEE STOCK INVESTMENT PLAN

     Effective June 1, 2001, CBIZ announced the Employee Stock Investment Plan which provides CBIZ employees with a method of purchasing shares of CBIZ's common stock, $.01 par value per share. Participation in the plan is open to all CBIZ employees whose payroll is processed by the designated CBIZ payroll provider. CBIZ pays all opening and transaction charges, other that those due upon the sale of the shares.

     Participants may also purchase shares of CBIZ Stock by making optional cash investments in accordance with the provisions of the Plan. Shares of CBIZ Stock purchased by participants in the Plan may be treasury or new issue stock, or at CBIZ's option, CBIZ Stock purchased in the open market or negotiated transactions. Treasury or new issue stock is purchased from CBIZ at the market price on the applicable investment date. The price of CBIZ Stock purchased in the open market or in negotiated transactions is the weighted average price at which the shares are actually purchased.

WARRANTS

     In connection with the spin off of the hazardous waste operations (including CBIZ's predecessor company) to the stockholders of Republic Industries, Inc. (the "RESI Transaction") in 1996, RESI agreed to issue to holders of unexpired warrants of its former parent, additional RESI warrants to acquire shares of RESI's Common Stock equal to one fifth of the number of shares available. At the Distribution date, RESI adjusted the per share exercise price of the RESI warrants to reflect the effect of the distribution on the market prices of RESI and its former parent's common stock. These warrants are designated as stapled warrants and expired at various

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES dates through December 2000. Prior to the expiration of such warrants, the holders of these warrants were able to exercise under the original terms of the warrants and receive CBIZ stock.

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

     Information relating to warrants to purchase common stock is summarized below (in thousands):

                                                               2001     2000     1999
                                                              ------   ------   ------
Outstanding at beginning of year............................   6,170   10,012   13,477
Granted/issued..............................................      --       --      900
Expired/cancelled...........................................  (4,370)  (3,786)      --
Exercised...................................................      --      (56)  (4,365)
                                                              ------   ------   ------
Outstanding at end of year (a)..............................   1,800    6,170   10,012
                                                              ======   ======   ======
Exercisable at end of year..................................   1,800    6,170   10,012
                                                              ======   ======   ======

---------------

(a) Exercise prices for warrants outstanding at December 31, 2001 ranged from $13.00 to $30.00. Exercise prices for warrants outstanding at December 31, 2000 ranged from $3.875 to $30.00. Exercise prices for warrants outstanding at December 31, 1999 ranged from $1.60 to $30.00.

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

     Under the 1996 Employee Stock Option Plan, a maximum of 13,000,000 options may be awarded. The options awarded are subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. The options are awarded at a price not less than fair market value at the time of the award and expire six years from the date of grant. Further, under the 1996 plan 250,000 options were granted to non-employee directors. These options became exercisable immediately upon being granted with a six-year expiration term from the date of grant.

     Prior to the RESI Transaction, certain options were granted to employees, directors and affiliates of RESI's former parent company. When RESI was spun-off in April 1995 (the "Distribution Date"), optionees received options to acquire RESI Common Stock at the ratio of one RESI option for each five options under the former parent's 1990 and 1991 Stock Option plans. The outstanding options at the Distribution Date and the RESI options granted with respect thereto are stapled and are only exercisable if exercised together. As a result of the

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES sale of RESI in July 1997, options under these plans became fully vested. These options remain vested as long as the optionee is employed by the former parent, RESI or their affiliates. The option price is based on the fair market value of the common shares on the date of grant.

     Information relating to the stock option plans is summarized below (in thousands):

                                                               2001     2000    1999
                                                              ------   ------   -----
Outstanding at beginning of year............................   7,858    5,394   3,581
Granted (a).................................................   3,420    4,501   1,951
Exercised (b)...............................................     (34)      --      (2)
Expired or canceled.........................................  (1,592)  (2,037)   (136)
                                                              ------   ------   -----
Outstanding at end of year (c)..............................   9,652    7,858   5,394
                                                              ======   ======   =====
Exercisable at end of year (d)..............................   3,086    1,870     969
                                                              ======   ======   =====
Available for future grant at the end of year...............   3,472    2,301   2,806
                                                              ======   ======   =====

---------------

(a) Options were granted at average prices of $1.54, $2.98 and $14.05 in 2001, 2000 and 1999, respectively.

(b) Options were exercised at a price of $3.41 in 2001. No options were exercised in 2000. Options were exercised at prices ranging from $1.08 to $9.63 and averaging $5.35 in 1999.

(c) Exercise prices for options outstanding at December 31, 2001 ranged from $1.08 to $17.75 and averaged $5.49 with expiration dates ranging from May 2002 to December 2007. Exercise prices for options outstanding at December 31, 2000 ranged from $1.08 to $17.75 and averaged $8.17 with expiration dates ranging from May 2002 to December 2006. Exercise prices for options outstanding at December 31, 1999 ranged from $1.08 to $17.75 and averaged $13.83 with expiration dates ranging from June 2000 to June 2005.

(d) Exercise prices for options exercisable at December 31, 2001, 2000, and 1999 averaged $8.50, $11.59 and $11.67, respectively.

     Had the cost of stock option plans been determined based on the fair value of options at the grant date, CBIZ's net income (loss) and earnings (loss) per share pro forma amounts would be as follows (amounts in thousands, except per share data):

                                               AS REPORTED              PRO FORMA
                                          ---------------------   ---------------------
                                            BASIC      DILUTED      BASIC      DILUTED
                                          ---------   ---------   ---------   ---------
2001
Net loss................................  $ (16,000)  $ (16,000)  $ (19,205)  $ (19,205)
                                          =========   =========   =========   =========
Net loss per share......................  $   (0.17)  $   (0.17)  $   (0.20)  $   (0.20)
                                          =========   =========   =========   =========
2000
Net loss................................  $(126,076)  $(126,076)  $(129,112)  $(129,112)
                                          =========   =========   =========   =========
Net loss per share......................  $   (1.33)  $   (1.33)  $   (1.36)  $   (1.36)
                                          =========   =========   =========   =========
1999
Net income..............................  $   7,443   $   7,443   $   5,067   $   5,067
                                          =========   =========   =========   =========
Net income per share....................  $    0.09   $    0.08   $    0.06   $    0.06
                                          =========   =========   =========   =========

     The above results may not be representative of the effects on net income for future years.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     CBIZ applied the Black-Scholes option-pricing model to determine the fair value of each option granted in 2001, 2000 and 1999. Below is a summary of the assumptions used in the calculation:

                                                              2001    2000    1999
                                                              -----   -----   -----
Risk-free interest rate.....................................   4.39%   4.98%   6.30%
Expected volatility.........................................  76.38%  62.80%  30.00%
Expected option life (in years).............................   3.75    3.75    3.75

12.  EARNINGS PER SHARE

     For the years presented, CBIZ presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings (loss) per share and the effect on the weighted average number of shares of dilutive potential common stock (amounts in thousands, except per share data). Included in potential dilutive shares are contingent shares, which represent shares issued and placed in escrow that will not be released until certain performance goals have been met.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001           2000          1999
                                                        -----------   ------------   ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator
  Net income (loss) (a)...............................    $(16,000)     $(126,076)     $ 7,443
Denominator:
  Basic
     Weighted average common shares...................      94,818         94,674       86,851
  Diluted
     Warrants (b).....................................          --             --        4,411
     Options (b)......................................          --             --          228
     Contingent shares (b)............................          --             --          212
                                                          --------      ---------      -------
          Total.......................................      94,818         94,674       91,702
                                                          ========      =========      =======
Basic EPS (a).........................................    $  (0.17)     $   (1.33)     $  0.09
                                                          ========      =========      =======
Diluted EPS (a).......................................    $  (0.17)     $   (1.33)     $  0.08
                                                          ========      =========      =======
Pro forma income data -- unaudited (a):
  Pro forma net income (loss).........................    $(16,000)     $(126,076)     $ 5,681
                                                          ========      =========      =======
  Basic EPS...........................................    $  (0.17)     $   (1.33)     $  0.07
                                                          ========      =========      =======
  Diluted EPS.........................................    $  (0.17)     $   (1.33)     $  0.06
                                                          ========      =========      =======

---------------

(a) Pro forma income (loss) data from continuing operations reflects pro forma tax adjustments for acquisitions accounted for under the pooling-of-interests transactions that were not subject to income taxes.

(b) The effect of the incremental shares from warrants, options, and contingent shares of 1,624 and 325 in 2001 and 2000, respectively, have been excluded from diluted weighted average shares, as the net loss for the period would cause the incremental shares to be antidilutive.

     Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

13.  SUPPLEMENTAL CASH FLOW DISCLOSURES

     During 2001, CBIZ received consideration for divestitures of $1.0 million in the form of notes receivable in lieu of cash. CBIZ also reduced approximately $0.5 million of accruals for non-cancelable lease obligations and $0.2 million for severance obligations due to changes in the consolidation and integration plan.

     During 2000, CBIZ reduced approximately $8.4 million of accruals for non-cancelable lease obligations and severance obligations due to changes in the consolidation and integration plan.

     During 1999, CBIZ provided aggregate consideration of $0.5 million in the form of notes payable (to mature within one year at a specified time) in lieu of cash in conjunction with two purchases of client lists.

CASH PAID (RECEIVED) DURING THE YEAR FOR (IN THOUSANDS):

                                                            2001      2000      1999
                                                           -------   -------   -------
Interest.................................................  $ 6,916   $12,156   $ 6,813
                                                           =======   =======   =======
Income taxes.............................................  $(8,982)  $ 2,540   $39,521
                                                           =======   =======   =======

14.  RELATED PARTIES

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

     A number of the businesses acquired since October 1996 are located in properties owned indirectly by and leased from persons employed by CBIZ. In the aggregate, CBIZ paid approximately $1.5 million, $1.5 million and $2.1 million for the years ended 2001, 2000 and 1999, respectively, under such leases which management believes were at market rates.

     Rick L. Burdick, a director of CBIZ, is a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P. (Akin, Gump.) Akin, Gump performed legal work for CBIZ during 2001, 2000 and 1999 for which the firm received $68,540, $116,000 and $458,742 from CBIZ, respectively.

     CBIZ and/or its subsidiaries maintain joint-referral relationships and service agreements with licensed CPA firms under which CBIZ subsidiaries provide administrative services (including office, bookkeeping, accounting, and other administrative services, preparing marketing and promotion materials, and leasing of administrative and professional staff) in exchange for a fee. A number of CBIZ employees own interests in the independent companies maintaining administrative services agreements with CBIZ. Leonard Miller, a Senior Vice President, owned a 14.29% interest in an independent company maintaining an administrative services agreement with a CBIZ subsidiary. Under the agreement, the independent company paid CBIZ $2,438,026 to pay for costs related to the use of CBIZ office space and facilities, and administrative and professional staff in the engagements of the independent company.

     Robert A. O'Byrne, a Senior Vice President, was indebted to CBIZ in the amount of $325,000 at December 31, 2001 and 2000. Mr. O'Byrne also has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The note and the program were both in existence at the time CBIZ acquired the former company, of which Mr. O'Byrne was an owner.

     CBIZ has divested several operations during 2001, in an effort to rationalize the business and sharpen the focus on non-strategic businesses. In accordance with this strategy, CBIZ has sold and may sell in the future businesses to former employees or shareholders. Management believes these transactions were priced at market rates, competitively bid, and entered into at arm's length terms and conditions.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

15.  ACQUISITIONS

     In May 2001, CBIZ acquired one business solutions firm which was accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired company have been included in the accompanying consolidated financial statements since the date of the acquisition. The aggregate purchase price of this acquisition was approximately $0.3 million in cash. The excess of the purchase price over fair value of the net assets acquired (goodwill) was approximately $0.1 million, and is being amortized over a 15-year period.

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

     The pro forma revenue and results of operations for the acquisitions completed in 2001, 2000 and 1999, had the acquisitions occurred at the beginning of such fiscal years, are not significant, and accordingly, have not been provided.

     Several pooling-of-interests transactions completed in 1999 involved enterprises that previously had not been subjected to income taxes. Accordingly, pro forma adjustments have been presented in the table below ($ in thousands, except per share amounts).

                                                                1999
                                                               -------
Pro forma income data -- unaudited:
  Income (loss) from continuing operations..................   $11,430
  Pro forma adjustment for income tax expense...............     1,762
                                                               -------
  Pro forma income from continuing operations...............   $ 9,668
                                                               =======
Pro forma earnings (loss) per share from continuing
  operations:
     Basic earnings (loss) per share........................   $  0.11
                                                               =======
     Diluted earnings (loss) per share......................   $  0.11
                                                               =======

16.  DIVESTITURES

     During fiscal 2001, CBIZ recorded a charge of $7.1 million related to a) the divestiture of two business units previously announced in December 2000, b) the divestiture or closing of thirteen business units throughout 2001, and c) loss related to the planned divestiture or closing of five additional business units to be completed in 2002. The components of the charge recorded in fiscal 2001 are provided below:

     - In the first quarter of 2001, CBIZ completed the sale of three non-core business operations for an aggregate price of $2.4 million, which resulted in a pretax loss of $0.1 million. CBIZ also recorded an additional charge of $2.2 million related to the divestiture of another business unit that was completed in the second quarter of 2001.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     - In the second quarter of 2001, CBIZ completed the sale of three business units for an aggregate price of $9.4 million, which resulted in a pretax gain of $0.9 million. In addition, CBIZ closed three non-core business for a loss of less than $0.1 million.

     - In the third quarter of 2001, CBIZ completed the sale of a small insurance operation for an aggregate price of $0.2 million, which resulted in a pretax gain of $0.2 million.

     - In the fourth quarter of 2001, CBIZ completed the sale of five non-core business operations for an aggregate price $4.5 million, which resulted in a pretax gain of $0.3 million. In addition, CBIZ identified five business units to be divested or closed, the expected proceeds from which are $5.7 million. Based on the expected proceeds from these sales, CBIZ recorded a provision for loss on sale of approximately $6.1 million.

     During fiscal 2000, CBIZ recorded a charge of $31.6 million related to a) the divestiture of three business units previously announced in December 1999,
b) the sale of CBIZ's franchise operations announced on November 2, 2000, and c) loss related to the planned divestiture of two additional business units to be completed in 2001. The components of the charge recorded in fiscal 2000 are provided below:

     - In the fourth quarter of 2000, CBIZ completed the sale of its franchise operation, Century Small Business Solutions, Inc. Proceeds from the sale were $5.4 million, which resulted in loss on sale of approximately $3.8 million. In addition, CBIZ identified two business units to be divested, the expected proceeds from which are $15.5 million (comprised of $9.5 million in cash and a $6.0 million contingent note.) During 2001, CBIZ received $0.5 million in cash, against this contingent note, which was recorded in other income. Based on the expected proceeds from these sales, CBIZ recorded a loss on sale of approximately $27.2 million.

     - In the first quarter of 2000, CBIZ completed the divestiture of three business units that were previously announced in December 1999 (see below) for an aggregate purchase price of $1.2 million, resulting in an additional write-down of $0.6 million.

     In October 2000, CBIZ completed the sale of its risk-bearing specialty insurance segment (which included Century Surety Company, Evergreen National Indemnity Company, and Continental Heritage Insurance Company) for $28 million, resulting in a loss on disposal of discontinued business, net of tax, of $5.7 million for the year ended December 31, 2000. See Note 21 for further information regarding the risk-bearing specialty insurance segment.

     In December 1999, CBIZ announced the divestiture of four smaller non-core business units. The assets of these businesses were written down to net realizable value (based on estimated sales proceeds), and resulted in an estimated loss of approximately $7.1 million which is included in loss on operations held for sale in the accompanying consolidated statement of operations.

17.  CHANGE IN ACCOUNTING PRINCIPLE

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

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

     - Commission revenue contingent on meeting volume-based bonus levels are recorded once the volume threshold has been met. Prior to SAB 101, CBIZ accrued for such commission revenue periodically based on the probability of meeting or exceeding the required threshold.

     - Revenue related to CBIZ's physician practice management services are recorded once payment is received for our client by the third-party payor, thereby eliminating unbilled receivables and resulted in an increase in deferred tax assets. Prior to SAB 101, CBIZ recognized revenue as services were provided to the client.

     - Commission revenue at certain wholesale insurance businesses is reported net of sub-broker commissions, thereby reducing revenue and operating expense proportionately. Prior to SAB 101, commission revenue recognized at these units was reported on a "gross" basis. This change has no impact on net income.

     Adoption of the aforementioned revenue recognition policies retroactive to 1999 would have produced the following pro forma results (in thousands, except per share amounts):

                                                                1999
                                                               ------
AS REPORTED:
Income before change in accounting principle................   $7,443
Income per share, basic.....................................   $ 0.09
Income per share, diluted...................................   $ 0.08

PRO FORMA:
Income assuming new accounting principle is applied
  retroactively.............................................   $2,571
Income per share, basic.....................................   $ 0.03
Income per share, diluted...................................   $ 0.03

     CBIZ recognized $10.1 million of revenue in 2000 which was included as a component of the cumulative effect of a change in accounting principle. During 2001, CBIZ recognized $1.0 million of revenue.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal years 2001 and 2000. CBIZ has included the following restated information below to demonstrate the effect on the first, second and

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES third quarters of fiscal year 2000 as if the provisions of SAB No. 101 (See Note 17, Change in Accounting Principle), had been applied as of the beginning of the fiscal year (in thousands, except per share amounts):

                                                               2001
                                        ---------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                        ---------   --------   -------------   ------------
Revenues..............................  $162,375    $132,663     $117,931        $113,898
                                        ========    ========     ========        ========
Income (loss) from continuing
  operations..........................  $  9,347    $  1,964     $ (9,155)       $(18,156)
                                        ========    ========     ========        ========
Net income (loss).....................  $  9,347    $  1,964     $ (9,155)       $(18,156)
                                        ========    ========     ========        ========
Earnings (loss) per share:
  Basic --
     Continuing operations............  $   0.10    $   0.02     $  (0.10)       $  (0.19)
                                        ========    ========     ========        ========
     Net income (loss)................  $   0.10    $   0.02     $  (0.10)       $  (0.19)
                                        ========    ========     ========        ========
Earnings (loss) per share:
  Diluted --
     Continuing operations............  $   0.10    $   0.02     $  (0.10)       $  (0.19)
                                        ========    ========     ========        ========
     Net income (loss)................  $   0.10    $   0.02     $  (0.10)       $  (0.19)
                                        ========    ========     ========        ========

Basic shares..........................    94,825      94,903       94,919          94,754
                                        ========    ========     ========        ========
Diluted shares........................    95,301      97,099       94,919          94,754
                                        ========    ========     ========        ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                                               2000
                                        ---------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                        ---------   --------   -------------   ------------
Revenues..............................  $170,468    $144,873     $132,624       $ 119,850
                                        ========    ========     ========       =========
Income (loss) from continuing
  operations..........................  $ 10,013    $  1,287     $ (3,683)      $(114,877)
Income (loss) from discontinued
  operations..........................    (1,083)     (9,098)         784           2,486
Cumulative effect of accounting
  change..............................   (11,905)         --           --              --
                                        --------    --------     --------       ---------
Net loss..............................  $ (2,975)   $ (7,811)    $ (2,899)      $(112,391)
                                        ========    ========     ========       =========
Earnings (loss) per share:
  Basic --
  Continuing operations...............  $   0.11    $   0.01     $  (0.04)      $   (1.21)
  Discontinued operations.............     (0.01)      (0.09)        0.01            0.03
     Cumulative Effect................     (0.13)         --           --              --
                                        --------    --------     --------       ---------
     Net loss.........................  $  (0.03)   $  (0.08)    $  (0.03)      $   (1.18)
                                        ========    ========     ========       =========
Earnings (loss) per share:
  Diluted --
     Continuing operations............  $   0.11    $   0.01     $  (0.04)      $   (1.21)
     Discontinued operations..........     (0.01)      (0.09)        0.01            0.03
     Cumulative Effect................     (0.13)         --           --              --
                                        --------    --------     --------       ---------
     Net loss.........................  $  (0.03)   $  (0.08)    $  (0.03)      $   (1.18)
                                        ========    ========     ========       =========

Basic shares..........................    93,218      93,264       93,645          94,697
                                        ========    ========     ========       =========
Diluted shares........................    94,516      94,938       94,345          94,697
                                        ========    ========     ========       =========

     Certain fourth-quarter adjustments were made in 2000 that are significant to the quarter and to comparisons between quarters. Presented below are the approximate amounts of adjustments that are the result of fourth quarter events and their effects recorded in the fourth quarter. The following table summarizes certain fourth

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES quarter events discussed below that contributed to CBIZ's net loss reported in the fourth quarter of 2000 (in thousands):

                                                                 2000
                                                               --------
SAB 101 adjustments:
  Reduction of revenue......................................   $  6,268
  Reduction of expense......................................     (4,192)
                                                               --------
     Subtotal...............................................   $  2,076
Consolidation and integration charges:
  Lease consolidation.......................................   $  2,395
  Severance.................................................        905
  Other consolidation related charges.......................        651
                                                               --------
     Subtotal...............................................   $  3,951
Other charges:
  Goodwill impairment.......................................     48,198
  Additional accounts receivable reserves and write-off's...     16,083
  Loss on sale of divested businesses.......................     31,576
  Note impairment...........................................      1,640
  Litigation and other asset impairment.....................     14,978
                                                               --------
     Total..................................................   $118,502
                                                               ========

     During the fourth quarter of 2000, CBIZ adopted SAB 101 which resulted in a change in accounting policy at certain business units. The change in accounting policy resulted in a $6.3 million and $18.1 million reduction of revenue for the three and twelve-month periods ended December 31, 2000. See Note 17 to the consolidated financial statements.

     In connection with management's continual evaluation of the recoverability of goodwill and other long-lived assets, management considers in its evaluation, amongst other things, historical and projected operating performance of each business unit. Accordingly, and in connection with our fourth-quarter evaluation, management concluded that the goodwill associated with eleven business units was no longer recoverable through future operations based on a recent deterioration in current and projected operating performance at such units and accordingly, an impairment charge of approximately $48.2 million was required to reduce such goodwill to estimated fair value.

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

     CBIZ recorded a loss on sale of operations of $31.0 million in the fourth quarter of 2000. Such charges are the result of the sale of CBIZ's franchise operations announced November 2, 2000 at a loss of $3.8 million, and the loss related to the planned divestiture of two additional business units to be completed in 2001 for $27.2 million.

     Litigation and other asset impairment recorded in the fourth quarter 2000 are primarily comprised of litigation matters that were either settled or reserved for (see Note 8 regarding legal proceedings); asset impairment and write-downs in connection with closing the operations in Toronto, Canada; and strategic changes in the business.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

19.  SEGMENT DISCLOSURES

     CBIZ's business units have been aggregated into three reportable segments: business solutions, benefits and insurance and national practices. The business units have been aggregated based on the following factors: similarity of the products and services; similarity of the regulatory environment; the long term performance of these units is affected by similar economic conditions; and the business is managed along these segment lines, which each report to a Practice Group Leader.

     Business Solutions. The business solutions division offers services in the following areas: tax planning and preparation; cash flow management; strategic planning; consulting; record-keeping; federal, state and local tax return preparation; tax planning based on financial and investment alternatives; tax structuring of business transactions such as mergers and acquisitions; quarterly and year-end payroll tax reporting; corporate, partnership and fiduciary tax planning and return preparation; outsourced chief financial officer services and other financial staff services; financial investment analysis, succession, retirement, and estate planning; and profitability, operational and efficiency enhancement consulting to a number of specialized industries.

     Benefits and Insurance Services. The Benefits and Insurance division offers services in the following areas: employee benefits, brokerage, consulting, and administration, including the design, implementation and administration of qualified plans, such as 401(k) plans, profit-sharing plans, defined benefit plans, and money purchase plans; actuarial services; health and welfare benefits consulting, including group health insurance plans; dental and vision care programs; group life insurance programs; accidental death and dismemberment and disability programs; COBRA administration and voluntary insurance programs; health care and dependent care spending accounts; premium reimbursement plans; communications services to inform and educate employees about their benefit programs; executive benefits consulting on non-qualified retirement plans and business continuation plans; specialty high-risk life insurance; employee benefit worksite marketing; and wealth management services, including Registered Investment Advisory Services, Investment Policy Statements, also known as IPS, mutual fund selection based on IPS and ongoing mutual fund monitoring.

     National Practices. The National Practices division offers services in the following areas: payroll processing and administration; valuations of commercial, tangible, and intangible assets and financial securities; mergers and acquisitions and capital advisory services, physician practice management, health care consulting, government relations; process improvement; and technology consulting, including strategic technology planning, project management, development, network design and implementation and software selection and implementation.

     Corporate and other charges represent costs at the corporate office that are not allocated to the business units, which include goodwill amortization for all acquisitions accounted for under the purchase method of accounting. Also included in corporate and other charges are consolidation and integration charges of approximately $21.1 million during 1999.

     Prior to 2001, CBIZ reported under four reportable segments: business solutions, benefits and insurance, performance consulting, and technology services. CBIZ reorganized its management structure and changed from four reportable segments to the three described above. Segment information for the years ended December 31, 2000 and 1999 have been reclassified in accordance with the new segments.

     CBIZ operates in the United States and Toronto, Canada and there is no one customer that represents a significant portion of sales.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Segment information for the years ended December 31, 2001, 2000, and 1999 was as follows (in thousands):

                                                                    2001
                                         ----------------------------------------------------------
                                         BUSINESS    BENEFITS &   NATIONAL    CORPORATE
                                         SOLUTIONS   INSURANCE    PRACTICES   AND OTHER     TOTAL
                                         ---------   ----------   ---------   ---------   ---------
Revenue................................  $234,944     $144,905    $147,018    $      --   $ 526,867
Operating expenses.....................   202,027      117,112     132,918        8,498     460,555
                                         --------     --------    --------    ---------   ---------
  Gross margin.........................    32,917       27,793      14,100       (8,498)     66,312
Corporate gen. and admin...............        --           --          --       19,797      19,797
Depreciation and amortization..........     4,712        4,857       3,366       29,149      42,084
                                         --------     --------    --------    ---------   ---------
  Operating income (loss)..............    28,205       22,936      10,734      (57,444)      4,431
Other income (expense):
  Interest expense.....................       (91)        (155)        (79)      (6,494)     (6,819)
  Loss on sale of operations, net......        --           --          --       (7,113)     (7,113)
  Other income (expense), net..........       551          757       2,557          (27)      3,838
                                         --------     --------    --------    ---------   ---------
          Total other income
            (expense)..................       460          602       2,478      (13,634)    (10,094)
                                         --------     --------    --------    ---------   ---------
Income (loss) from continuing
  operations, before taxes.............  $ 28,665     $ 23,538    $ 13,212    $ (71,078)  $  (5,663)
                                         ========     ========    ========    =========   =========

                                                                    2000
                                         ----------------------------------------------------------
                                         BUSINESS    BENEFITS &   NATIONAL    CORPORATE
                                         SOLUTIONS   INSURANCE    PRACTICES   AND OTHER     TOTAL
                                         ---------   ----------   ---------   ---------   ---------
Revenue................................  $244,691     $157,879    $165,245    $      --   $ 567,815
Operating expenses.....................   215,620      126,600     158,294        9,515     510,029
                                         --------     --------    --------    ---------   ---------
  Gross margin.........................    29,071       31,279       6,951       (9,515)     57,786
Corporate gen. and admin...............        --           --          --       24,694      24,694
Depreciation and amortization..........     4,767        2,836       3,320       33,412      44,335
                                         --------     --------    --------    ---------   ---------
  Operating income (loss)..............    24,304       28,443       3,631      (67,621)    (11,243)
Other income (expense):
  Interest expense.....................      (329)        (149)       (138)     (11,497)    (12,113)
  Goodwill impairment..................        --           --          --      (48,198)    (48,198)
  Loss on sale of operations, net......        --           --          --      (31,576)    (31,576)
  Other income (expense), net..........       293       (1,098)        306       (7,010)     (7,509)
                                         --------     --------    --------    ---------   ---------
          Total other income
            (expense)..................       (36)      (1,247)        168      (98,281)    (99,396)
                                         --------     --------    --------    ---------   ---------
Income (loss) from continuing
  operations, before taxes.............  $ 24,268     $ 27,196    $  3,799    $(165,902)  $(110,639)
                                         ========     ========    ========    =========   =========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                                                     1999
                                           ---------------------------------------------------------
                                                                                CORPORATE
                                           BUSINESS    BENEFITS &   NATIONAL       AND
                                           SOLUTIONS   INSURANCE    PRACTICES     OTHER      TOTAL
                                           ---------   ----------   ---------   ---------   --------
Revenue..................................  $217,975     $158,776    $169,642    $     --    $546,393
Operating expenses.......................   173,080      122,116     140,188      18,667     454,051
                                           --------     --------    --------    --------    --------
  Gross margin...........................    44,895       36,660      29,454     (18,667)     92,342
Corporate gen. and admin.................        --           --          --      19,138      19,138
Depreciation and amortization............     3,580        2,863       2,663      14,364      23,470
Merger related cost......................        --           --          --       5,789       5,789
                                           --------     --------    --------    --------    --------
  Operating Income (Loss)................    41,315       33,797      26,791     (57,958)     43,945
Other income (expense):
  Interest expense.......................      (144)        (640)       (305)     (5,513)     (6,602)
  Loss on sale of operations.............        --           --          --      (7,067)     (7,067)
  Other (income) expense, net............       617          584       1,301      (6,899)     (4,397)
                                           --------     --------    --------    --------    --------
          Total other income (expense)...       473          (56)        996     (19,479)    (18,066)
                                           --------     --------    --------    --------    --------
Income (loss) from continuing operations,
  before taxes...........................  $ 41,788     $ 33,741    $ 27,787    $(77,437)   $ 25,879
                                           ========     ========    ========    ========    ========

20.  SUBSEQUENT EVENTS

     CBIZ has divested several operations during 2002, in an effort to rationalize the business and sharpen the focus on non-strategic businesses. In accordance with this strategy, CBIZ may sell certain businesses to former employees or shareholders. Management believes these transactions are priced at market rates, competitively bid, and entered into at arm's length.

21.  DISCONTINUED OPERATIONS

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

     The following information represents the required disclosures for the Divested Entities at December 31, 1999 for the year then ended. Assets and liabilities had been historically included in net assets of discontinued

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES operations in the Company's past balance sheets, and operating results are included in income (loss) from operations of discontinued business in the accompanying consolidated statements of operations.

     Operating results of the discontinued segment were as follows (in thousands):

                                                                1999
                                                               -------
Revenues:
  Premiums earned...........................................   $43,716
  Net investment income.....................................     5,037
  Net gain (loss) on investments............................       (13)
  Other income..............................................       124
                                                               -------
     Total Revenues.........................................    48,864
Expenses:
  Loss and loss adjustments.................................    28,644
  Policy acquisition........................................    16,728
  Other, net................................................     7,810
  Depreciation and amortization.............................       346
                                                               -------
     Total expenses.........................................    53,528
                                                               -------
Loss before taxes...........................................    (4,664)
Income benefit..............................................    (1,068)
                                                               -------
Loss from discontinued operations...........................   $(3,596)
                                                               =======
Loss on disposal, net of tax................................   $  (391)
                                                               =======

     Net investment income was as follows (in thousands):

                                                                1999
                                                               ------
Interest....................................................   $5,051
Dividends...................................................      327
                                                               ------
Total investment income.....................................    5,378
Less: investment expense....................................     (341)
                                                               ------
     Net investment income..................................   $5,037
                                                               ======

     Realized losses on investments were are as follows (in thousands):

                                                               1999
                                                               ----
Realized losses:
  Available for sale:
     Fixed maturities.......................................   $ 13
     Equity securities......................................     --
                                                               ----
       Total realized losses................................   $(13)
                                                               ----
Net realized loss on investments............................   $(13)
                                                               ====

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The change in net unrealized depreciation of investments is summarized as follows:

                                                                1999
                                                               -------
Available for sale:
  Fixed maturities..........................................   $(3,744)
  Equity maturities.........................................      (280)
                                                               -------
                                                               $(4,024)
                                                               =======

     The components of unrealized depreciation on securities available for sale at December 31, 1999 were as follows:

                                                                1999
                                                               -------
Gross unrealized depreciation...............................   $(3,978)
Deferred income tax.........................................     1,352
                                                               -------
Net unrealized depreciation.................................   $(2,626)
                                                               =======

     As a result of the adoption of SFAS 130 in 1998, reclassification adjustments related to gains on securities available for sale at December 31, 1999 were as follows (in thousands):

                                                                1999
                                                               -------
Holding losses arising during the period....................   $(4,037)
Reclassification adjustments for losses realized in net
  income....................................................        13
                                                               -------
  Other comprehensive loss..................................    (4,024)
  Income tax benefit........................................    (1,368)
                                                               -------
  Other comprehensive loss, net of tax......................   $(2,656)
                                                               =======

DEFERRED POLICY ACQUISITION COSTS

     At December 31, 1999 the changes in deferred policy acquisition costs were as follows (in thousands):

                                                                 1999
                                                               --------
Balance, beginning of year..................................   $  5,746
Policy acquisition costs deferred...........................     15,518
Amortized expense during the year...........................    (16,728)
                                                               --------
Balance, end of year........................................   $  4,536
                                                               ========

REINSURANCE

     In the ordinary course of business, CBIZ assumed and ceded reinsurance with other insurers and reinsurers. These arrangements provided CBIZ with a greater diversification of business and generally limit the maximum net loss potential on large risks. Although the ceding of reinsurance did not discharge an insurer from its primary legal liability to a policyholder, the reinsuring company assumes the related liability. Excess of loss reinsurance contracts in effect through December 31, 1999 generally protected individual property losses over $200,000 and casualty losses over $200,000. Additionally, most contract surety business was reinsured on a 92.5% quota share basis of the first $500,000 in losses. Workers compensation business was 100% ceded on a quota share basis to reinsurers. Catastrophe coverage is also maintained.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The impact of reinsurance was as follows (in thousands):

                                                                 1999
                                                               --------
Premiums written:
  Direct....................................................   $ 69,507
  Assumed...................................................     12,278
  Ceded.....................................................    (41,240)
                                                               --------
     Net....................................................   $ 40,545
                                                               ========
Premiums earned:
  Direct....................................................   $ 63,873
  Assumed...................................................     19,289
  Ceded.....................................................    (39,446)
                                                               --------
     Net....................................................   $ 43,716
                                                               ========
Losses and loss expense incurred:
  Direct....................................................   $ 44,120
  Assumed...................................................     17,920
  Ceded.....................................................    (33,396)
                                                               --------
     Net....................................................   $ 28,644
                                                               ========

     During 1999, the majority of ceded amounts were ceded to General Insurance Company, Continental Casualty Company, Republic Western Insurance Company, American Reinsurance Company, Signet Star Reinsurance Company, and Underwriters Reinsurance Company. CBIZ monitored concentrations of risks arising from similar geographic regions or activities to minimize its exposure to significant losses from catastrophic events.

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

     In December 1993, the NAIC adopted the property and casualty Risk-Based Capital (RBC) formula. This model act requires every property and casualty insurer to calculate its total adjusted capital and RBC requirement, and provides for an insurance commissioner to intervene if the insurer experiences financial difficulty. The model act became law in Ohio in March 1996, states where certain subsidiaries of CBIZ are domiciled. The RBC formula includes components for asset risk, liability risk, interest rate exposure and other factors. CBIZ's insurance subsidiaries exceeded all required RBC levels as of December 31, 1999.

     The Divested Entities statutory net income for the years ended December 31, 1999, was approximately $0.5 million. The statutory capital and surplus as of December 31, 1999 was approximately $29.5 million.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                 (IN THOUSANDS)

        COLUMN A             COLUMN B                   COLUMN C                   COLUMN D     COLUMN E
-------------------------  ------------   -------------------------------------   -----------   ---------
                                                       ADDITIONS
                            BALANCE AT    CHARGED TO    CHARGED                                  BALANCE
                           BEGINNING OF   COSTS AND    TO OTHER                   DEDUCTIONS/    AT END
                              PERIOD       EXPENSES    ACCOUNTS    ACQUISITIONS   RECOVERIES    OF PERIOD
                           ------------   ----------   ---------   ------------   -----------   ---------
YEAR ENDED DECEMBER 31,
  2001
Allowance deducted from
  Assets to which they
  apply:
Allowance for doubtful
  accounts...............      $22,156     $ 8,754      $(3,459)          --       $(14,132)     $13,319
                               =======     =======      =======       ======       ========      =======
YEAR ENDED DECEMBER 31,
  2000
Allowance deducted from
  Assets to which they
  apply:
Allowance for doubtful
  accounts...............      $13,272     $26,693      $ 3,042           --       $(20,851)     $22,156
                               =======     =======      =======       ======       ========      =======
YEAR ENDED DECEMBER 31,
  1999
Allowance deducted from
  Assets to which they
  apply:
Allowance for doubtful
  accounts...............      $ 5,378     $ 9,831      $ 3,347       $1,116       $ (6,400)     $13,272
                               =======     =======      =======       ======       ========      =======

                        CENTURY BUSINESS SERVICES, INC.

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                 (IN THOUSANDS)

            COLUMN A                COLUMN B       COLUMN C      COLUMN D     COLUMN E     COLUMN F
---------------------------------  -----------   -------------   --------   ------------   --------
                                                 FUTURE POLICY
                                    DEFERRED       BENEFITS,                OTHER POLICY
                                     POLICY      LOSSES CLAIM                CLAIMS AND
                                   ACQUISITION    AND LOSSES     UNEARNED     BENEFITS     PREMIUM
             SEGMENT                  COST          EXPENSE      PREMIUMS     PAYABLES     REVENUE
             -------               -----------   -------------   --------   ------------   --------
Year Ended:
  December 31, 1999..............    $4,536         $84,520      $27,860         N/A       $43,716

                                   COLUMN G      COLUMN H       COLUMN I     COLUMN J    COLUMN K
                                  ----------   ------------   ------------   ---------   --------
                                                              AMORTIZATION
                                                              OF DEFERRED
                                     NET                         POLICY        OTHER      DIRECT
                                  INVESTMENT    LOSSES AND    ACQUISITION    OPERATING   PREMIUMS
                                    INCOME     LOSS EXPENSE      COSTS       EXPENSES    WRITTEN
                                  ----------   ------------   ------------   ---------   --------
Year Ended:
  December 31, 1999.............    $5,037       $28,644        $16,728       $7,810     $69,507

                        CENTURY BUSINESS SERVICES, INC.

                           SCHEDULE IV -- REINSURANCE
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                 (IN THOUSANDS)

              COLUMN A                 COLUMN B   COLUMN C    COLUMN D     COLUMN E     COLUMN F
-------------------------------------  --------   ---------   ---------   ----------   ----------
                                                                                       PERCENTAGE
                                                               ASSUMED                     OF
                                                  CEDED TO      FROM                     AMOUNT
                                        GROSS       OTHER       OTHER                   ASSUMED
                                        AMOUNT    COMPANIES   COMPANIES   NET AMOUNT     TO NET
                                       --------   ---------   ---------   ----------   ----------
Year Ended:
  December 31, 1999
Property -- Casualty Earned
  Premiums...........................  $63,873     $39,446     $19,289      $43,716       44.12%