Form 10-Q
period 2002-03-31
CENTURY BUSINESS SERVICES INC
filed 2002-05-15
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q
       (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               March 31, 2002
                               ------------------------------------------------

                                       OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from   Not Applicable         to
                               ----------------------    ----------------------

Commission file number              0-25890
                         ------------------------------------------------------


                         CENTURY BUSINESS SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                    22-2769024
---------------------------------------------           ---------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
            or Organization)                             Identification No.)


6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio    44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


(Registrant's Telephone Number, Including Area Code)       216-447-9000
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

                                    Yes   X           No
                                       ---------          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Outstanding at
         Class of Common Stock                            April 30, 2002
         ---------------------                            --------------
         Par value $.01 per share                           95,536,097
                                                            ----------

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION:                                                                    Page
          Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets -
                     March 31, 2002 and December 31, 2001                                            3

                     Condensed Consolidated Statements of Operations -
                     Three Months Ended March 31, 2002 and 2001                                      4

                     Condensed Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 2002 and 2001                                      5

                     Notes to the Condensed Consolidated Financial Statements                     6-11

          Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                  12-15

          Item 3.    Quantitative and Qualitative Information about Market Risk                     16


PART II.  OTHER INFORMATION:

          Item 6.    Exhibits and Reports on Form 8-K                                               16

          Signature                                                                                 16

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                     March 31,   DECEMBER 31,
                                                       2002         2001
                                                     ---------   ------------
               ASSETS
Cash and cash equivalents                            $     514    $   4,330
Restricted cash and funds held for clients              50,305       50,847
Accounts receivable, less allowance for doubtful
   accounts of $15,088 and $13,315                     132,564      117,480
Notes receivable - current                               2,257        2,260
Income taxes recoverable                                  --          2,798
Deferred income taxes                                    7,156        6,213
Other current assets                                    14,023       11,412
Assets of discontinued operations                          267          748
                                                     ---------    ---------
     Total current assets                              207,086      196,088

Goodwill, net of accumulated amortization of
    $71,074 and $73,145                                245,281      247,462
Property and equipment, net of accumulated
  depreciation of $42,231 and $39,444                   52,324       54,187
Notes receivable - non-current                           7,984        5,000
Deferred income taxes - non-current                      9,722        7,429
Other assets                                            11,770       13,242
                                                     ---------    ---------
TOTAL ASSETS                                         $ 534,167    $ 523,408
                                                     =========    =========
            LIABILITIES

Accounts payable                                     $  21,919    $  22,064
Income taxes payable                                    11,096         --
Notes payable and capitalized leases - current           1,071        1,201
Client fund obligations                                 36,648       36,108
Accrued expenses                                        31,187       36,542
Liabilities of discontinued operations                     288           64
                                                     ---------    ---------
     Total current liabilities                         102,209       95,979

Bank debt                                               50,000       55,000
Notes payable and capitalized leases - non-current         905          951
Accrued expenses                                           815          831
                                                     ---------    ---------
TOTAL LIABILITIES                                      153,929      152,761
                                                     ---------    ---------
        STOCKHOLDERS' EQUITY
Capital stock                                              949          949
Additional paid-in capital                             439,142      439,136
Accumulated deficit                                    (58,489)     (67,906)
Treasury stock                                          (1,308)      (1,308)
Other accumulated comprehensive loss                       (56)        (224)
                                                     ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                             380,238      370,647
                                                     ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 534,167    $ 523,408
                                                     =========    =========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)

                                                          THREE MONTHS ENDED,
                                                               MARCH 31,
                                                          2002         2001
                                                        ---------    ---------
Revenue                                                 $ 144,162      162,147
Operating expenses                                        117,503      122,031
                                                        ---------    ---------
Gross margin                                               26,659       40,116

Corporate general and administrative                        4,870        4,821
Depreciation and amortization                               5,225       10,095
                                                        ---------    ---------
Operating income                                           16,564       25,200

Other income (expense):
   Interest expense                                          (818)      (2,549)
   Gain (loss) on sale of operations, net                   1,139       (2,345)
   Other income, net                                          527        1,148
                                                        ---------    ---------
         Total other income (expense), net                    848       (3,746)

Income from continuing operations before
   income tax expense                                      17,412       21,454

Income tax expense                                          7,463       12,104
                                                        ---------    ---------
Income from continuing operations                           9,949        9,350

Loss from operations of discontinued operations,
  net of tax                                                 (188)          (3)
Loss on disposal of discontinued operations, net of tax      (344)          --
                                                        ---------    ---------
Net income                                              $   9,417        9,347
                                                        =========    =========
Earnings per share:
   Basic:
     Continuing operations                              $    0.10         0.10
     Discontinued operations                                   --           --
                                                        ---------    ---------
     Net income                                         $    0.10         0.10
                                                        =========    =========
   Diluted:
     Continuing operations                              $    0.10         0.10
     Discontinued operations                                   --           --
                                                        ---------    ---------
     Net income                                         $    0.10         0.10
                                                        =========    =========
Weighted-average common shares outstanding:
   Basic                                                   94,880       94,825
                                                        =========    =========
   Diluted                                                 97,112       95,301
                                                        =========    =========

See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                  2002        2001
                                                                --------    --------
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES ........   $  1,919      12,313

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from notes receivable ...........................        519         117
   Business acquisitions, net of cash acquired and contingent
     consideration ..........................................         --      (1,246)
   Proceeds from dispositions of businesses .................      2,122       2,350
   Additions to property and equipment, net .................     (3,206)     (3,366)
                                                                --------    --------
     Net cash used in investing activities ..................       (565)     (2,145)
                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank debt ..................................      7,100       9,500
   Proceeds from notes payable and capitalized leases .......         --          55
   Payment of bank debt .....................................    (12,100)    (27,000)
   Payment of notes payable and capitalized leases ..........       (176)       (712)
   Proceeds from stock issuances, net .......................          6          17
                                                                --------    --------
     Net cash used in financing activities ..................     (5,170)    (18,140)
                                                                --------    --------
Net decrease in cash and cash equivalents ...................     (3,816)     (7,972)
Cash and cash equivalents at beginning of period ............      4,330      15,970
                                                                --------    --------
Cash and cash equivalents at end of period ..................   $    514       7,998
                                                                ========    ========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries (CBIZ) as of March 31, 2002 and December 31, 2001, and the results of their operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q, and accordingly do not include all disclosures required by generally accepted accounting principles. The December 31, 2001 condensed consolidated balance sheet was derived from CBIZ's audited consolidated balance sheet, giving effect to the business unit included in the Business Solutions segment which is being accounted for as a discontinued operation. For further information, refer to the consolidated financial statements and footnotes thereto included in CBIZ's annual report on Form 10-K for the year ended December 31, 2001. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of critical accounting policies.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(continued)

2.       DIVESTITURES

         During the first quarter of 2002, CBIZ completed the sale of six non-core business operations for an aggregate price of $5.7 million, which resulted in a pretax gain of $1.1 million. Since these divestitures were initiated prior to January 1, 2002 (and the adoption of SFAS 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets"), the net gain associated with these transactions is included in income from continuing operations in the accompanying condensed consolidated statements of operations.

         During the first quarter of 2001, CBIZ completed the sale of three non-core business operations for an aggregate price of $2.4 million, which resulted in a pretax loss of $0.1 million. In addition, CBIZ completed the sale of The Continuous Learning Group and Envision Development Group (collectively, CLG) on April 1, 2001, which resulted in an additional pretax charge of $2.2 million in the first quarter of 2001. The aforementioned gains and losses have been included in gain
         (loss) on sale of operations, net in the accompanying condensed consolidated statements of operations.

3.       CONTINGENCIES

         CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. CBIZ is involved in certain legal proceedings as described in Part I, "Item 3 - Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no significant developments in such claims or suits during the first quarter of 2002. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

4.       EARNINGS PER SHARE

         For the periods presented, CBIZ presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of dilutive potential common shares (in thousands). Included in potential dilutive common shares are contingent shares, which represent shares issued and placed in escrow that will not be released until certain performance goals have been met.

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                         2002      2001
                                        -------   -------
         Numerator:
         ----------
            Net income                  $ 9,417   $ 9,347

         Denominator:
         ------------
            Basic:
              Weighted average common
               Shares                    94,880    94,825
                                        -------   -------
            Diluted:
              Options                     2,232       402
              Contingent shares              --        74
                                        -------   -------
                 Total                   97,112    95,301
                                        =======   =======

                 CENTURY BUSINESS SERVICES, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(continued)


5.       GOODWILL AND RELATED ADOPTION OF SFAS 142

         Effective January 1, 2002, CBIZ adopted the non-amortization provisions of SFAS 142, and accordingly ceased the amortization of our remaining goodwill balance. During the second quarter of 2002, CBIZ will finalize the first of the required impairment tests of goodwill as of January 1, 2002.

         The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization expense (in thousands):

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                          2002        2001
                                        ---------   ---------
         Net income, as reported        $   9,417       9,347
         Goodwill amortization,
         net of tax                            --       5,212
                                        ---------   ---------
         Net income, as adjusted        $   9,417      14,559
                                        =========   =========

         Basic earnings per share -
           Net income, as reported      $    0.10        0.10
           Goodwill amortization,
           net of tax                          --        0.05
                                        ---------   ---------
           Net income, as adjusted      $    0.10        0.15
                                        =========   =========
         Diluted earnings per share -
           Net income, as reported      $    0.10        0.10
           Goodwill amortization,
           net of tax                          --        0.05
                                        ---------   ---------
           Net income, as adjusted      $    0.10        0.15
                                        =========   =========


6.       CONSOLIDATION AND INTEGRATION CHARGES

         Consolidation and integration reserve balances as of December 31, 2001, activity during the three-month period ended March 31, 2002, and the remaining reserve balances as of March 31, 2002, were as follows (in thousands):

                                                                       1999 Plan          Other Plans
                                                                  -------------------- -------------------
                                                                         Lease               Lease
                                                                     Consolidation       Consolidation
                                                                  -------------------- -------------------
             Reserve balance at December 31, 2001......                          1,097               2,295
                Amounts adjusted to income.............                            (10)              1,785
                Payments...............................                           (205)                (51)
                                                                  -------------------- -------------------
             Reserve balance at March 31, 2002.........                            882               4,029
                                                                  ==================== ===================

         During the fourth quarter of fiscal 1999, CBIZ's Board of Directors approved a plan (the 1999 Plan) to consolidate several operations in multi-office markets and integrate certain back-office functions into a shared-services center. The plan included the consolidation of at least 60 office locations, the elimination of more than 200 positions (including Corporate), and the divestiture of four small, non-core businesses. Pursuant to the plan, CBIZ recorded a consolidation and integration pre-tax charge of $27.4 million, which included $4.8 million for severance and $9.4 million for obligations under various noncancellable leases that were committed to prior to plan approval, for which no economic benefit to CBIZ would be subsequently realized.

                 CENTURY BUSINESS SERVICES, INC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(continued)


6.       CONSOLIDATION AND INTEGRATION CHARGES (continued)

         In the first quarter of 2001, CBIZ reduced approximately $0.5 million of accruals related to noncancellable lease obligations, due to the fact that the consolidations in the San Jose and St. Louis markets would not be completed within the original timeframe. CBIZ also reduced approximately $0.1 million of accruals related to severance due to the accrual being higher than actual severance expense for those consolidations that had been completed.

         In addition to the consolidation activity described above that relates to the original accrual, CBIZ has incurred expenses related to noncancellable lease obligations related to consolidations in other markets, abandonment of leases, and severance obligations related to these consolidations, as well as expense-reduction initiatives. In the first quarter of 2001, expenses were incurred related to certain consolidation charges that are required to be expensed as incurred, and severance. In the first quarter of 2002, CBIZ recorded charges of $1.7 million for accruals related to noncancellable lease obligations related to the Kansas City consolidation, and $0.4 million related to various other lease-related expenses.

         Consolidation and integration charges incurred for the three-months ended March 31, 2002 and 2001 were as follows (in thousands):

                                                        2002                               2001
                                              -----------------------          ---------------------------
                                                            Corporate                          Corporate
                                              Operating       G&A              Operating          G&A
                                               expense      expense             expense         expense
                                               -------       -----              -------          -------
         Consolidation and integration
         charges not in 1999 Plan:
         Severance expense                          40          --                   --               93
         Lease consolidation and abandonment     2,066          --                   88               --
                                               -------       -----              -------          -------
              Subtotal                         $ 2,106          --                   88               93
         Consolidation and integration
         charges in 1999 Plan:
         Adjustment to lease accrual               (10)         --                 (487)              --
         Adjustment to severance accrual            --          --                  (52)              57
                                               -------       -----              -------          -------
         Total consolidation and
             integration charges               $ 2,096          --                 (451)             150
                                               =======       =====              =======          =======

7.       SEGMENT REPORTING

         CBIZ business units are aggregated into three reportable divisions:
         Business Solutions, Benefits and Insurance, and National Practices. Segment information for the three-month periods ended March 31, 2002 and 2001 is as follows (in thousands):

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(continued)


7.       SEGMENT REPORTING (continued)


                                                    -------------------------------------------------------------
                                                                           March 31, 2002
                                                    -------------------------------------------------------------
                                                    Business    Benefits &    National     Corporate
                                                    Solutions    Insurance    Practices    and other      Total
                                                    ---------    ---------    ---------    ---------    ---------
Revenue .........................................   $  73,087    $  36,784    $  34,291    $      --    $ 144,162
Operating expenses ..............................      51,245       30,958       31,975        3,325      117,503
                                                    ---------    ---------    ---------    ---------    ---------
    Gross margin ................................      21,842        5,826        2,316       (3,325)      26,659

Corporate general and administrative ............          --           --           --        4,870        4,870
Depreciation and amortization ...................       1,081        1,225          837        2,082        5,225
                                                    ---------    ---------    ---------    ---------    ---------
     Operating income (loss) ....................      20,761        4,601        1,479      (10,277)      16,564

Other income (expense):
  Interest expense ..............................         (14)         (22)         (24)        (758)        (818)
 Gain on sale of operations, net ................          --           --           --        1,139        1,139
 Other income, net ..............................          60           94          293           80          527
                                                    ---------    ---------    ---------    ---------    ---------
      Total other income, net ...................          46           72          269          461          848
                                                    ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations, before
taxes ...........................................   $  20,807    $   4,673    $   1,748    $  (9,816)   $  17,412
                                                    =========    =========    =========    =========    =========

                                                    -------------------------------------------------------------
                                                                           March 31, 2001
                                                    -------------------------------------------------------------
                                                    Business    Benefits &    National     Corporate
                                                    Solutions    Insurance    Practices    and other      Total
                                                    ---------    ---------    ---------    ---------    ---------
Revenue .........................................   $  81,082    $  39,581    $  41,484    $      --    $ 162,147
Operating expenses ..............................      52,869       30,286       37,190        1,686      122,031
                                                    ---------    ---------    ---------    ---------    ---------
     Gross margin ...............................      28,213        9,295        4,294       (1,686)      40,116

Corporate general and administrative ............          --           --           --        4,821        4,821
Depreciation and amortization ...................       1,084          955          837        7,219       10,095
                                                    ---------    ---------    ---------    ---------    ---------
     Operating income (loss) ....................      27,129        8,340        3,457      (13,726)      25,200

Other income (expense):
  Interest expense ..............................         (22)         (60)         (19)      (2,448)      (2,549)
 Loss on sale of operations, net ................          --           --           --       (2,345)      (2,345)
 Other income (expense), net ....................         237          685          593         (367)       1,148
                                                    ---------    ---------    ---------    ---------    ---------
       Total other income (expense), net ........         215          625          574       (5,160)      (3,746)
                                                    ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations, before
taxes ...........................................   $  27,344    $   8,965    $   4,031    $ (18,886)   $  21,454
                                                    =========    =========    =========    =========    =========


     8.   DISCONTINUED OPERATIONS

          CBIZ adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, as well as the accounting and reporting of discontinued operations.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(continued)


8.       DISCONTINUED OPERATIONS (continued)

         In March of 2002, CBIZ adopted a formal plan to close a small business unit in our Business Solutions segment, which was no longer part of CBIZ's strategic long-term growth objectives. The business unit was reported as a discontinued operation and the net assets and liabilities and results of operations are reported separately in the unaudited condensed consolidated financial statements. Based on the estimated cost of closure, CBIZ recorded a $344,000 loss on disposal, net of tax, from discontinued operations. Revenues from the discontinued operations for the three month period ended March 31, 2002 and 2001 were $0.1 million and $0.2 million, respectively.

         At March 31, 2002 and 2001, the net assets and liabilities of this business unit consisted of the following (in thousands):

                                                 MARCH 31,
                                                2002  2001
                                                ----  ----
         Accounts receivable, net                247   712
         Other assets                             20    36
                                                 ---   ---
         Assets of discontinued operation        267   748
                                                 ===   ===

         Accounts payable                        134    52
         Accrued expenses                        154    12
                                                 ---   ---
         Liabilities of discontinued operation   288    64
                                                 ===   ===

9.       SUBSEQUENT EVENTS

         Subsequent to March 31, 2002, CBIZ completed an amendment to its existing credit facility with its lenders. CBIZ is currently in compliance with all debt covenants under the amended credit facility. The amendment provided CBIZ with a waiver of default arising out of its non-compliance with the interest coverage and EBITDA requirements for the period ended March 31, 2002. The amendment also provided for the following changes to the credit facility: 1) minimum EBITDA targets were reset for the periods ended March 31, 2002, and each quarter thereafter; 2) the covenant that ties the level of borrowing to the level of accounts receivable was revised so that the borrowing base excludes work-in-process balances; 3) the loan commitment was reduced from $90 million to $75 million at March 31, 2002, with a subsequent planned reduction to $60 million at September 30, 2002; 4) the leverage ratio was reset for the quarter ended March 31, 2002 and thereafter;
         5) the interest coverage ratio was reset for the period ended March 31, 2002 and each quarter thereafter; and 6) the applicable margin pertaining to interest rates and commitment fees was increased based on the funded debt to EBITDA ratio for each level on the pricing grid.

         At March 31, 2002, CBIZ had $50 million outstanding under its credit facility. Management believes that available funds under its credit facility, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future. Management also expects to continue to further reduce the outstanding balance on the credit facility with cash generated from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Century Business Services, Inc. ("CBIZ") is a diversified services company, which acting through its subsidiaries provides professional outsourced business services to small and medium-sized companies, as well as individuals, government entities, and not-for-profit enterprises predominantly throughout the United States and in Toronto, Canada. CBIZ provides integrated services in the following areas: accounting and tax; employee benefits; wealth management; property and casualty insurance; payroll; information systems consulting; government relations; commercial real estate; wholesale insurance; healthcare consulting; human resources consulting; valuation services, litigation advisory services; medical practice management; worksite marketing; and capital advisory services.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

Revenues

Total revenue decreased to $144.2 million for the three-month period ended March 31, 2002, from $162.1 million for the comparable period in 2001, a decrease of $17.9 million, or 11.1%. The decrease was primarily attributable to (i) divestitures completed during and subsequent to the first quarter of 2001, which accounted for approximately $13.3 million of such decrease, (ii) lower revenues at certain business units, and (iii) changes in IRS regulations that discontinued the requirement to file the Form 5500 for cafeteria-style benefit plans, which affected our business solutions group. For business units with a full period of operations for the three-month periods ended March 31, 2002 and 2001, revenues decreased $4.6 million, or 3.2%. The decrease was concentrated in the Business Solutions Group and to some extent in the Capital Markets group within National Practices. The decline in same unit revenue for Business Solutions was primarily related to four operating units which aggregated a $3.9 million revenue decline in the quarter. The Capital Markets group, which continues to be impacted by weak market conditions, reported revenue $1.1 million lower than in the first quarter of 2001. The pipeline for transactions in Capital Markets is strong, and results are expected to improve in future quarters.

Expenses

Operating expenses decreased to $117.5 million for the three-month period ended March 31, 2002, from $122.0 million for the comparable period in 2001, a decrease of $4.5 million, or 3.7%. As a percentage of revenue, operating expenses for the three-month period ended March 31, 2002 were 81.5%, compared to 75.3% for the comparable period. Operating expense as a percentage of revenue increased due to higher levels of compensation carried throughout the first quarter of 2002, in anticipation of higher revenues that were not realized. Compensation expense is expected to come back in line with revenue levels in future quarters, based on expense reductions that will be implemented beginning in the second quarter. The primary components of operating expenses are personnel costs and occupancy expense. Other operating costs such as direct costs have decreased due to decreased sales.

Corporate general and administrative expenses increased to $4.9 million for the three-month period ended March 31, 2002, from $4.8 million for the comparable period in 2001. Corporate general and administrative expenses represented 3.4% of total revenues for the three-month period ended March 31, 2002, up from 3.0% for the comparable period in 2001, respectively. The increase in corporate general and administrative costs was primarily driven by an increase in legal costs, due to the cost to pursue non-competition violations by former employees. The increase in legal costs was somewhat offset by the reduction in compensation expense at corporate.

Depreciation and amortization expense decreased to $5.2 million for the three-month period ended March 31, 2002, from $10.1 million for the comparable period in 2001, a decrease of $4.9 million, or 4.8%. The decrease is primarily attributable to the $5.5 million decrease in goodwill amortization (pretax), resulting from the adoption of SFAS No. 142, which accordingly ceased the amortization of goodwill effective January 1, 2002. The decrease is primarily offset by an increase in depreciation expense of $0.7 million related to capital expenditures. As a percentage of total revenues, depreciation and amortization expense was 3.6% for the three-month period ended March 31, 2002, compared to 6.2% for the comparable period in 2001.

Interest expense decreased to $0.8 million for the three-month period ended March 31, 2002, from $2.5 million for the comparable period in 2001, a decrease of $1.7 million, or 67.9%. The decrease is the result of a lower average outstanding debt of $53.5 million during the first quarter of 2002, compared to $113.9 million during the first quarter of 2001, and a lower average interest rate of 5.8% during the first quarter of 2002, compared to 8.4% during the first quarter of 2001.

Gain on sale of operations, net was $1.1 million for the three-month period ended March 31, 2002, and was related to the sale of six non-core operations. The loss on sale of operations, net of $2.3 million for the three-month period ended March 31, 2001, was related to the sale of three smaller non-core businesses and the sale of an additional operation that closed in April 2001. See Note 2 to CBIZ's condensed consolidated financial statements included herewith.

Other income, net decreased to $0.5 million for the three-month period ended March 31, 2002, from $1.1 million for the comparable period in 2001, a decrease of $0.6 million, or 54.1%. Other income, net is comprised primarily of interest income and miscellaneous income. The decrease is primarily related to a decrease in interest income of $0.6 million, to $0.4 million for the three-month period ended March 31, 2002 due to lower interest rates. Interest income is primarily derived from earnings related to CBIZ's payroll business.

CBIZ recorded income taxes from continuing operations of $7.5 million for the three-month period ended March 31, 2002, compared to $12.1 million for the comparable period in 2001. The effective tax rate decreased to 42.9% for the three-month period ended March 31, 2002, from 56.4% for the comparable period in 2001 due to the implementation of SFAS 142, which ceased the amortization of goodwill. The effective tax rate in 2001 is higher than the statutory federal and state tax rates of approximately 40%, primarily due to the significant amount of goodwill amortization expense, the majority of which is not deductible for tax purposes. Income taxes are provided based on CBIZ's anticipated annual effective rate.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

In March of 2002, CBIZ adopted a formal plan to close a small business unit in our Business Solution segment, which was no longer part of CBIZ's strategic long-term growth objectives. The business unit was reported as a discontinued operation and the net assets and liabilities and results of operations are reported separately in the unaudited condensed consolidated financial statements. Based on the estimated cost of closure, CBIZ recorded a $344,000 loss on sale, net of tax, from discontinued operations. Revenues from the discontinued operations for the three month period ended March 31, 2002 and 2001 were $0.1 million and $0.2 million, respectively.

OTHER

Total assets increased to $534.2 million at March 31, 2002, from $523.4 million at December 31, 2001, primarily attributable to the increase in accounts receivable, net, of $15.1 million, which is consistent with the seasonality of the accounting and tax business. Total liabilities increased approximately $0.9 million, primarily due to an increase in income taxes payable offset by the decrease in bank debt of $5.0 million. Total stockholders' equity increased approximately $9.6 million, primarily due to net income for the first three months of 2002 of $9.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $3.8 million to $0.5 million at March 31, 2002, from $4.3 million at December 31, 2001. Net cash provided by operating activities for the three months ended March 31, 2002 was $1.9 million, as compared to $12.3 million in 2001, a decrease of $10.4 million. In line with management's objective of reducing debt, net cash provided by operating activities, combined with proceeds from divestitures, was used as the principal source of funds used to reduce CBIZ's bank debt.

Cash used in investing activities of $0.6 million during the three months ended March 31, 2002, consisted primarily of proceeds from the disposition of six businesses for $2.1 million, offset by cash used to fund capital expenditures. Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of offices in the Philadelphia area, growth in the medical billing practice, and equipment purchases in relation to normal replacement.

Cash used in investing activities of $2.1 million during the three months ended March 31, 2001, consisted primarily of proceeds from the disposition of three businesses for $2.4 million, offset by cash used for contingent consideration of business acquired ("earn outs") and capital expenditures. Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of certain offices and equipment purchases in relation to normal replacement.

During the three months ended March 31, 2002, cash used in financing activities consisted of a net reduction in the credit facility of $5.0 million and net payments of $0.2 million used toward the reduction of notes payable and capitalized leases. During the last twelve months, CBIZ reduced bank debt by $50.0 million, from $100.0 million at March 31, 2001 to $50.0 million at March 31, 2002.

During the three months ended March 31, 2001, cash used in financing activities consisted of a net reduction in the credit facility of $17.5 million and net payments of $0.7 million used toward the reduction of notes payable and capitalized leases.

SOURCES AND USES OF CASH

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

CBIZ's bank line of credit is a $75.0 million revolving credit facility with several financial institutions, of which $50.0 million was outstanding at March 31, 2002. CBIZ's credit facility is subject to commitment reductions, in connection with business assets that are divested, by an amount equal to the net proceeds from divestitures. Additionally, the credit facility has a planned commitment reduction on September 30, 2002, which will bring the facility to $60.0 million.

At March 31, 2002, CBIZ had $50 million outstanding under its credit facility. Management believes that those available funds, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future. Management also expects to continue to further reduce the outstanding balance on the credit facility with cash generated from operations.

Subsequent to March 31, 2002, CBIZ completed an amendment to its existing credit facility with its lenders. CBIZ is currently in compliance with all debt covenants under the amended credit facility. The amendment provided CBIZ with a waiver of default arising out of its non-compliance with the interest coverage and EBITDA requirements for the period ended March 31, 2002. The amendment also provided for the following changes to the credit facility: 1) minimum EBITDA targets were reset for the periods ended March 31, 2002, and each quarter thereafter; 2) the covenant that ties the level of borrowing to the level of accounts receivable was revised so that the borrowing base excludes work-in-process balances; 3) the loan commitment was reduced from $90 million to $75 million at March 31, 2002, with a subsequent planned reduction to $60 million at September 30, 2002; 4) the leverage ratio was reset for the quarter ended March 31, 2002 and thereafter; 5) the interest coverage ratio was reset for the period ended March 31, 2002 and each quarter thereafter; and 6) the applicable margin pertaining to interest rates and commitment fees was increased based on the funded debt to EBITDA ratio for each level on the pricing grid.


Critical Accounting Policies

Revenue Recognition

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. CBIZ offers a vast array of products and outsourced business services to its clients. Those services are delivered through three segments. A description of revenue recognition, as it relates to those segments, is provided below:

     Business Solutions - Revenue consists primarily of fees for accounting services, preparation of tax returns and consulting services. Revenues are recorded in the period in which they are earned. CBIZ bills clients based upon a predetermined agreed upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

     Benefits & Insurance - Revenue consists primarily of brokerage and agency commissions, and fee income for administering health and retirement plans. Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insureds are generally recognized as of the latter of the effective date of the insurance policy or the date billed to the customer. Commissions to be received directly from insurance companies are generally recognized when the amounts are determined. Life insurance commissions are recorded on the accrual basis. Commission revenue is reported net of sub-broker commissions. Contingent commissions are generally recognized when received. Fee income is recognized as services are rendered.

     National Practices - The business units that comprise this division offer a variety of services. A description of revenue recognition associated with the primary services is provided below:

     - Mergers & Acquisitions and Capital Advisory - Revenue associated with non-refundable retainers are recognized on a straight-line basis over the life of the engagement. Revenue associated with success fee transactions are recognized when the transaction is completed.

     - Technology Consulting - Revenue associated with hardware and software sales are recognized upon delivery and acceptance. Revenue associated with installation and service agreements are recognized as services are performed. Consulting revenue is recognized on an hourly or per diem fee basis.

     - Valuation and Property Tax - Revenue associated with retainer contracts are recognized on a straight-line basis over the life of the contract, which is generally twelve months. Revenue associated with contingency arrangements is recognized once written notification is received from an outside third party (e.g., assessor in the case of a property tax engagement) acknowledging that the revenue cycle has been completed.

     - Surety - Revenue is recognized as bonds are written. With regard to a retrospective contingent arrangement with a certain carrier, revenue is recognized based on performance measured by comparing loss ratios for each respective underwriting year to target loss ratios set by the carrier.

     - Physician Practice Management - Revenue is recognized when collections are received on our clients' patient accounts.

Valuation of Accounts Receivable

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of the collectability of our accounts receivable, including work-in-progress (unbilled accounts receivable), related to current period service revenue. Management analyzes historical bad debts, client credit-worthiness, and current economic trends and conditions when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result if management made different judgments or utilized different estimates. Our accounts receivable balance was $132.6 million, net of allowance for doubtful accounts of $15.1 million as of March 31, 2002.

Valuation of Goodwill

At March 31, 2002, CBIZ had approximately $245.3 million of goodwill associated with prior acquisitions. Effective January 1, 2002, CBIZ adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", and accordingly, ceased amortization of our remaining goodwill balance and are in process of evaluating our goodwill for impairment using the new fair value impairment guidelines of SFAS 142. This change to a new method of accounting for goodwill could result in an impairment charge in fiscal 2002, although such charge (if any) has yet to be determined.

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

Other Significant Policies

Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Those policies are described in Note 1 to the consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2001.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

CBIZ's exposure to market risk, including interest rate risk, is not significant. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at March 31, 2002, in each case the impact on CBIZ's financial condition and results of operations would not be significant. CBIZ does not engage in trading market risk sensitive instruments. CBIZ does not purchase instruments, hedges, or "other than trading" instruments that are likely to expose CBIZ to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. CBIZ has not issued debt instruments, entered into forward or futures contracts, purchased options or entered into swaps. CBIZ's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its Credit Facility.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K
                  There were no Current Reports on Form 8-K filed during the three months ended March 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Century Business Services, Inc.
                                             -------------------------------
                                                        (Registrant)



Date:    May 15, 2002                By:        /s/ WARE H. GROVE
        -------------------                   --------------------------
                                              Ware H. Grove
                                              Chief Financial Officer