Form 10-Q
period 2002-06-30
CENTURY BUSINESS SERVICES INC
filed 2002-08-14
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                      -------------------------------------


                                    FORM 10-Q

(Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002
                               -------------

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


                         CENTURY BUSINESS SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                      22-2769024
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio         44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


(Registrant's Telephone Number, Including Area Code)         216-447-9000
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

                                                             Yes   X    No
                                                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Outstanding at
         Class of Common Stock                         July 31, 2002
         ---------------------                         --------------

         Par value $.01 per share                      95,743,251
                                                       ----------

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION:                                         Page

           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets --
                    June 30, 2002 and December 31, 2001                       3

                    Condensed Consolidated Statements of Operations --
                    Three and Six Months Ended June 30, 2002 and 2001         4

                    Condensed Consolidated Statements of Cash Flows --
                    Six Months Ended June 30, 2002 and 2001                   5

                    Notes to the Condensed Consolidated Financial
                    Statements                                             6-12

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   13-18

           Item 3.  Quantitative and Qualitative Information about
                    Market Risk                                              18



PART II.   OTHER INFORMATION:

           Item 4.    Submission of Matters to a Vote of Security Holders    18

           Item 6.    Exhibits and Reports on Form 8-K                       19

           Signature                                                         19

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

ITEM 1. FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)


                                                         JUNE 30,   DECEMBER 31,
                                                           2002        2001
                                                         ---------  ------------

                       ASSETS

Cash and cash equivalents                                $   4,904  $     4,340
Restricted cash and funds held for clients                  55,406       50,847
Accounts receivable, less allowance for doubtful
   accounts of $12,332 and $12,982                         117,968      116,734
Notes receivable -- current                                  2,027        2,260
Income taxes recoverable                                        --        2,798
Deferred income taxes                                        7,528        6,213
Other current assets                                        12,224       11,279
Assets of discontinued operations                              629        2,176
                                                         ---------  -----------
     Total current assets                                  200,686      196,647
Goodwill, net of accumulated amortization                  155,792      247,462
Property and equipment, net of accumulated
  depreciation of $43,755 and $39,237                       50,122       53,699
Notes receivable -- non-current                              8,170        5,000
Deferred income taxes -- non-current                        17,765        7,427
Other assets                                                11,892       13,173
                                                         ---------  -----------
TOTAL ASSETS                                             $ 444,427  $   523,408
                                                         =========  ===========

                    LIABILITIES

Accounts payable                                         $  24,028  $    21,959
Income taxes payable                                         3,220           --
Notes payable and capitalized leases -- current                559        1,201
Client fund obligations                                     45,217       36,108
Accrued expenses                                            34,351       36,387
Liabilities of discontinued operations                         254          324
                                                         ---------  -----------
     Total current liabilities                             107,629       95,979

Bank debt                                                   33,000       55,000
Notes payable and capitalized leases -- non-current            988          951
Accrued expenses                                               766          831
                                                         ---------  -----------
TOTAL LIABILITIES                                          142,383      152,761
                                                         ---------  -----------

               STOCKHOLDERS' EQUITY
Capital stock                                                  951          949
Additional paid-in capital                                 439,666      439,136
Accumulated deficit                                       (136,916)     (67,906)
Treasury stock                                              (1,308)      (1,308)
Accumulated other comprehensive loss                          (349)        (224)
                                                         ---------  -----------
TOTAL STOCKHOLDERS' EQUITY                                 302,044      370,647
                                                         ---------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 444,427  $   523,408
                                                         =========  ===========


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)


                                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                   JUNE 30,                       JUNE 30,
                                                                          -------------------------       -------------------------
                                                                            2002            2001            2002            2001
                                                                          ---------       ---------       ---------       ---------
Revenue                                                                   $ 127,004       $ 131,600       $ 270,424       $ 292,683
Operating expenses                                                          113,561         112,538         230,358         233,721
                                                                          ---------       ---------       ---------       ---------
Gross margin                                                                 13,443          19,062          40,066          58,962

Corporate general and administrative                                          5,159           4,379          10,029           9,200
Depreciation and amortization                                                 5,144          10,361          10,350          20,438
                                                                          ---------       ---------       ---------       ---------
Operating income                                                              3,140           4,322          19,687          29,324

Other income (expense):
  Interest expense                                                             (653)         (1,848)         (1,471)         (4,397)
  Gain (loss) on sale of operations, net                                         86             945           1,110          (1,400)
  Other income, net                                                           1,157           1,275           1,701           2,420
                                                                          ---------       ---------       ---------       ---------
Total other income (expense), net                                               590             372           1,340          (3,377)

Income from continuing operations before
   income tax expense                                                         3,730           4,694          21,027          25,947

Income tax expense                                                            1,582           2,617           9,047          14,640
                                                                          ---------       ---------       ---------       ---------
Income from continuing operations                                             2,148           2,077          11,980          11,307

Income (loss) from operations of discontinued businesses,
   net of tax                                                                  (120)           (113)           (308)              4
Loss on disposal of discontinued businesses, net of tax                        (892)             --          (1,236)             --
                                                                          ---------       ---------       ---------       ---------
Income (loss) before cumulative effect of change in
   accounting principle                                                       1,136           1,964          10,436          11,311
Cumulative effect of a change in accounting principle,
   net of tax                                                                    --              --         (79,446)             --
                                                                          ---------       ---------       ---------       ---------
Net income (loss)                                                         $   1,136       $   1,964       $ (69,010)      $  11,311
                                                                          =========       =========       =========       =========
Earnings (loss) per share:
   Basic:
     Continuing operations                                                $    0.02       $    0.02       $    0.13       $    0.12
     Discontinued operations                                                  (0.01)             --           (0.02)             --
     Cumulative effect of change in accounting principle                         --              --           (0.84)             --
                                                                          ---------       ---------       ---------       ---------
     Net income (loss)                                                    $    0.01       $    0.02       $   (0.73)      $    0.12
                                                                          =========       =========       =========       =========
   Diluted:
     Continuing operations                                                $    0.02       $    0.02       $    0.12       $    0.12
     Discontinued operations                                                  (0.01)             --           (0.01)             --
     Cumulative effect of change in accounting principle                         --              --           (0.82)             --
                                                                          ---------       ---------       ---------       ---------
     Net income (loss)                                                    $    0.01       $    0.02       $   (0.71)      $    0.12
                                                                          =========       =========       =========       =========
Basic weighted average shares outstanding                                    95,005          94,903          94,945          94,903
                                                                          =========       =========       =========       =========
Diluted weighted average shares outstanding                                  97,595          97,099          97,349          96,167
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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             ------------------
                                                               2002       2001
                                                             --------   -------

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES         $ 24,673    30,280

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions, net of cash acquired and
     contingent consideration on prior transactions                --    (1,466)
   Additions to property and equipment, net                    (6,341)   (5,987)
   Proceeds from dispositions of businesses                     3,622    11,772
   Proceeds from notes receivable                                 683       182
                                                             --------   -------
     Net cash (used in) provided by investing activities       (2,036)    4,501
                                                             --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank debt                                     14,000    17,900
   Proceeds from notes payable and capitalized leases             265        84
   Payment of bank debt                                       (36,000)  (58,600)
   Payment of notes payable and capitalized leases               (870)   (1,432)
   Proceeds from stock issuances, net                              --        29
   Proceeds from exercise of stock options and warrants, net      532       115
                                                             --------   -------
     Net cash used in financing activities                    (22,073)  (41,904)
                                                             --------   -------

Net increase (decrease) in cash and cash equivalents              564    (7,123)
Cash and cash equivalents at beginning of period                4,340    15,970
                                                             --------   -------
Cash and cash equivalents at end of period                   $  4,904     8,847
                                                             ========   =======


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries (CBIZ or the Company) as of June 30, 2002 and December 31, 2001, the results of their operations for the three and six-month periods ended June 30, 2002 and 2001, and cash flows for the six-month periods ended June 30, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q, and accordingly do not include all disclosures required by generally accepted accounting principles. The December 31, 2001 condensed consolidated balance sheet was derived from CBIZ's audited consolidated balance sheet, giving effect to certain operations included in the Business Solutions segment which are being accounted for as discontinued operations. For further information, refer to the consolidated financial statements and footnotes thereto included in CBIZ's annual report on Form 10-K for the year ended December 31, 2001

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of critical accounting policies.

2. GOODWILL AND RELATED ADOPTION OF SFAS 142

   Effective January 1, 2002, CBIZ adopted the non-amortization provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other
   Intangibles: (SFAS 142), and accordingly ceased the amortization of our remaining goodwill balance. The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization expense and goodwill impairment (in thousands, except per share data):

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              June 30,                            June 30,
                                                       --------------------------      ------------------------------
                                                          2002             2001            2002               2001
                                                       ---------         --------       ----------          ---------
   Net income (loss), as reported                      $   1,136            1,964       $  (69,010)            11,311
   Goodwill amortization, net of tax                          --            5,115              --              10,328
   Goodwill impairment, net of tax                            --               --           79,446                 --
                                                       ---------         --------       ----------          ---------
   Net income, as adjusted                             $   1,136            7,079       $   10,436             21,639
                                                       =========         ========       ==========          =========

   Basic earnings per share --
     Net income (loss), as reported                    $    0.01             0.02       $    (0.73)              0.12
     Goodwill amortization, net of tax                 $      --             0.05       $       --               0.11
     Goodwill impairment, net of tax                          --               --             0.84                 --
                                                       ---------         --------       ----------          ---------
     Net income, as adjusted                           $    0.01             0.07       $     0.11               0.23
                                                       =========         ========       ==========          =========

   Diluted earnings per share --
     Net income (loss), as reported                    $    0.01             0.02       $    (0.71)              0.12
     Goodwill amortization, net of tax                 $      --             0.05       $       --               0.11
     Goodwill impairment, net of tax                          --               --             0.82                 --
                                                       ---------         --------       ----------          ---------
     Net income, as adjusted                           $    0.01             0.07       $     0.11               0.23
                                                       =========         ========       ==========          =========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (continued)

   Also in accordance with SFAS 142, CBIZ finalized the required transitional impairment tests of goodwill during the second quarter of 2002, and recorded an impairment charge of $88.6 million on a pre-tax basis. This non-cash charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle, net of tax benefit of $9.1 million.

   Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Fair value is determined at the reporting unit level based on several valuation techniques, including discounted cash flows, comparable market prices of similar entities, and earnings and revenue multiples. This methodology of measuring impairment differs from CBIZ's previous policy of using undiscounted cash flows on an individual acquisition basis, as permitted under the accounting standards applicable prior to the adoption of SFAS 142.

   SFAS 142 requires an impairment test to be completed annually, subsequent to the transitional impairment test applied upon adoption of the standard. The annual impairment test for all reporting units will be completed in the fourth quarter of 2002, and every fourth quarter thereafter.

   The changes in the carrying amount of goodwill for the six-months ended June 30, 2002 are as follows (in thousands):

                                    Business    Benefits &  National
                                    Solutions   Insurance   Practices
                                       (a)         (b)        (c)        Total
                                    ---------   ----------  ---------   -------

   Balance as of January 1, 2002    $ 138,243     54,967     54,252     247,462
   Less:
      Impairment Charge               (45,046)   (10,863)   (32,682)    (88,591)
      Goodwill written off related
       to sale of an operation         (2,704)      (375)        --      (3,079)
                                    ---------    -------    -------    --------
   Balance as of June 30, 2002      $  90,493     43,729     21,570     155,792
                                    ---------    -------    -------    --------

(a) Includes one reporting unit.
(b) Includes three reporting units.
(c) Includes nine reporting units.


3. CONSOLIDATION AND INTEGRATION CHARGES

   Consolidation and integration reserve balances as of December 31, 2001, activity during the six-month period ended June 30, 2002, and the remaining reserve balances as of June 30, 2002, were as follows (in thousands):

                                                    1999 Plan       Other Plans
                                                  -------------    -------------
                                                      Lease            Lease
                                                  Consolidation    Consolidation
                                                  -------------    -------------

      Reserve balance at December 31, 2001 .......      1,097          2,295
         Amounts adjusted to income ..............         80          1,971
         Payments ................................       (411)          (334)
                                                       ------         ------
      Reserve balance at June 30, 2002 ...........        766          3,932
                                                       ======         ======

   1999 Plan
   ---------
   During the fourth quarter of fiscal 1999, CBIZ's Board of Directors approved a plan (the 1999 Plan) to consolidate several operations in multi-office markets and integrate certain back-office functions into a shared-services center. The plan included the consolidation of at least 60 office locations, the elimination of more than 200 positions (including Corporate), and the divestiture of four small, non-core businesses.

          CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES NOTES TO THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (continued)


   During the six months ended June 30,2001, CBIZ reduced approximately $0.4 million of accruals related to noncancellable lease obligations, due to the fact that the consolidations in the San Jose and St. Louis markets would not be completed within the original timeframe. CBIZ also reduced approximately $0.1 million of accruals related to severance due to the accrual being higher than actual severance expense for those consolidations that had been completed. During the six months ended June 30,2002, CBIZ increased the lease accrual related to the 1999 plan by $0.1 million based on changes in sublease assumptions for the Atlanta market.

   Other Plans
   -----------
   In addition to the consolidation activity described above that relates to the 1999 Plan, CBIZ has incurred expenses related to noncancellable lease obligations in Columbia, Philadelphia, Kansas City, and San Diego. For the six months ended June 30, 2002, CBIZ recorded a consolidation and integration charge of $1.7 million related to the consolidation in Kansas City and $0.1 million related to the consolidation in San Diego pursuant to exit plans.

   In addition to the establishment of these lease accruals, certain consolidation expenses were incurred that are required to be expensed as incurred. Consolidation and integration charges incurred for the three and six-months ended June 30, 2002 and 2001 were as follows (in thousands):

                                                   Three Months Ended June 30,
                                                  -----------------------------
                                                    2002           2001
                                                  ---------  -------------------
                                                                       Corporate
                                                  Operating  Operating    G&A
                                                   expense    expense   expense
                                                   -------    -------   -------

      CONSOLIDATION AND INTEGRATION CHARGES
      NOT IN 1999 PLAN:
        Severance expense                            (12)        37       --
        Lease consolidation and abandonment           417        59       --
        Other consolidation charges                   277       182       --
                                                    -----     --------------
           Subtotal                                  $682       278       --

      CONSOLIDATION AND INTEGRATION CHARGES
      IN 1999 PLAN:
        Adjustment to lease accrual                    91       106       --
        Adjustment to severance accrual                --        --      (93)
                                                    -----    ---------------
      Total consolidation and
          integration charges                        $773       384      (93)
                                                    =====    ===============


                                                    Six Months Ended June 30,
                                                 ------------------------------
                                                   2002           2001
                                                 ---------  -------------------
                                                                      Corporate
                                                 Operating  Operating    G&A
                                                  expense    expense    expense
                                                  -------    -------    -------

      CONSOLIDATION AND INTEGRATION CHARGES
      NOT IN 1999 PLAN:
        Severance expense                              29        37        93
        Lease consolidation and abandonment         2,427        82        --
        Other consolidation charges                   333       247        --
                                                   ------      --------------
           Subtotal                                $2,789       366        93

      CONSOLIDATION AND INTEGRATION CHARGES
      IN 1999 PLAN:
        Adjustment to lease accrual                    80      (381)       --
        Adjustment to severance accrual                --       (52)      (36)
                                                   ------      --------------
        Total consolidation and
          integration charges                      $2,869       (67)       57
                                                   ======      ==============

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (continued)

4. CONTINGENCIES

   CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. CBIZ is involved in certain legal proceedings as described in Part I, "Item 3 -- Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no significant developments in such claims or suits during the first six months of 2002, other than the dismissal of certain class-action lawsuits discussed below.

   Since September 1999, seven purported stockholder class-action lawsuits were filed against CBIZ and certain of its current and former directors and officers, including Michael G. DeGroote, Charles D. Hamm, Jr., Gregory J. Skoda, Keith W. Reeves, Fred M. Winkler, and Jerome P. Grisko, and have been consolidated as In Re Century Business Services Securities Litigation, Case No. 1:99CV2200, in the United States District Court for the Northern District of Ohio. The plaintiffs alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February 1998 through January 2000 by, among other things, improperly amortizing goodwill and failing adequately to monitor changes in operating results. The consolidated complaint sought damages in an unspecified amount. The United States District Court has dismissed the consolidated actions and the matter is no longer pending against CBIZ. Counsel for plaintiffs have indicated that they will appeal the dismissal.

   CBIZ and the named officer and director defendants deny all allegations of wrongdoing made against them in these actions and intend to vigorously defend each of these lawsuits or appeals. Although the ultimate outcome of such litigation is uncertain, based on the allegations contained in the complaints, management does not believe that these lawsuits or appeals will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

5. EARNINGS (LOSS) PER SHARE

   For the periods presented, CBIZ presents both basic and diluted earnings
   (loss) per share. The following data shows the amounts used in computing earnings (loss) per share and the effect on the weighted average number of dilutive potential common shares (in thousands). Included in potential dilutive common shares for 2001 are contingent shares, which represent shares issued and placed in escrow that will not be released until certain performance goals have been met. As of June 30, 2002, there were no contingent shares remaining, as all shares related to acquisition "earn-outs" have been released.

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                     ------------------      ------------------
                                      2002        2001        2002        2001
                                     ------      ------      ------      ------
      BASIC
          Weighted average common
           shares                    95,005      94,903      94,945      94,903
                                     ------      ------      ------      ------

      DILUTED
          Options                     2,590       2,123       2,404       1,191
          Contingent shares              --          73          --          73
                                     ------      ------      ------      ------
            Total                    97,595      97,099      97,349      96,167
                                     ======      ======      ======      ======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (continued)


6. ACQUISITIONS

   During the second quarter of 2001, CBIZ purchased one business solutions firm, which was accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired company have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The aggregate purchase price of this acquisition was approximately $0.3 million in cash. The excess of the purchase price over fair value of the net assets acquired (goodwill) was approximately $0.1 million, and was being amortized over a 15-year period, prior to the adoption of SFAS 142. As a result of the nature of the assets and liabilities of the business acquired, there were no material identifiable intangible assets or liabilities.

7. DIVESTITURES

   During the first quarter of 2002, CBIZ completed the sale of six non-core business operations for an aggregate price of $5.7 million, which resulted in a pretax gain of $1.1 million. Since these divestitures were initiated prior to January 1, 2002 (and the adoption of SFAS 144 "Accounting for the Impairment of or Disposal of Long-Lived Assets"), the net gain associated with these transactions is included in income from continuing operations in the accompanying condensed consolidated statements of operations. During the second quarter of 2002, CBIZ completed the sale of one non-core business operation for an aggregate price of $1.2 million, which resulted in a pretax gain of $0.1 million. Since this divestiture did not meet the criteria for a discontinued business, the net gain associated with this transaction is included in income from continuing operations in the accompanying condensed consolidated statements of operations.

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

8. SEGMENT REPORTING

   CBIZ business units are aggregated into three reportable segments: Business Solutions; Benefits and Insurance; and National Practices. Segment information for the three and six-month periods ended June 30, 2002 and 2001 are as follows (in thousands):

                                                    --------------------------------------------------------------------------
                                                            For the Three Months Ended June 30, 2002
                                                    --------------------------------------------------------------------------
                                                    Business       Benefits &       National        Corporate
                                                    Solutions      Insurance        Practices       and Other          Total
                                                    ---------      ----------       ---------       ---------        ---------

      Revenue                                       $ 52,065        $ 39,158        $ 35,781        $     --        $ 127,004
      Operating expenses                              46,702          31,954          32,971           1,934          113,561
                                                    --------        --------        --------        --------        ---------
         Gross margin                                  5,363           7,204           2,810          (1,934)          13,443
      Corporate general and                               --              --              --           5,159            5,159
      administrative
      Depreciation and amortization                    1,311           1,060             861           1,912            5,144
                                                    --------        --------        --------        --------        ---------
         Operating income                              4,052           6,144           1,949          (9,005)           3,140

      Other income (expense):
      Interest expense                                   (13)            (20)            (10)           (610)            (653)
      Gain on sale of operations, net                     --              --              --              86               86
      Other income, net                                   81              20             244             812            1,157
                                                    --------        --------        --------        --------        ---------
      Income (loss) from continuing
      operations, before taxes                      $  4,120        $  6,144        $  2,183        $ (8,717)       $   3,730
                                                    ========        ========        ========        ========        =========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (continued)

                                                    -------------------------------------------------------------------------
                                                                    For the Three Months Ended June 30, 2001
                                                    -------------------------------------------------------------------------
                                                    Business        Benefits &      National        Corporate
                                                    Solutions       Insurance       Practices       and Other         Total
                                                    ---------       ----------      ---------       ----------      ---------
      Revenue                                       $ 56,968        $ 39,676        $ 34,956        $     --        $ 131,600
      Operating expenses                              49,256          30,076          31,959           1,247          112,538
                                                    --------        --------        --------        --------        ---------
      Gross margin                                     7,712           9,600           2,997          (1,247)          19,062

      Corporate general and                               --              --              --           4,379            4,379
      administrative
      Depreciation and amortization                    1,111           1,174             827           7,249           10,361
                                                    --------        --------        --------        --------        ---------
         Operating income                              6,601           8,426           2,170         (12,875)           4,322

      Other income (expense):
      Interest expense                                   (23)            (34)            (22)         (1,769)          (1,848)
      Gain on sale of operations, net                     --              --              --             945              945
      Other income, net                                  224             126             484             441            1,275
                                                    --------        --------        --------        --------        ---------
      Income (loss) from continuing
      operations, before taxes                      $  6,802        $  8,518        $  2,632        $(13,258)       $   4,694
                                                    ========        ========        ========        ========        =========


                                                      -----------------------------------------------------------------------
                                                                     For the Six Months Ended June 30, 2002
                                                      -----------------------------------------------------------------------
                                                      Business      Benefits &       National        Corporate
                                                      Solutions     Insurance        Practices       and Other        Total
                                                      ---------     ----------       ---------       ---------      ---------
      Revenue                                          $ 124,410       $ 75,942       $ 70,072       $     --       $ 270,424
      Operating expenses                                  97,241         62,912         64,946          5,259         230,358
                                                       ---------       --------       --------       --------       ---------
           Gross margin                                   27,169         13,030          5,126         (5,259)         40,066

      Corporate general and                                   --             --             --         10,029          10,029
      administrative
      Depreciation and amortization                        2,373          2,285          1,698          3,994          10,350
                                                       ---------       --------       --------       --------       ---------
           Operating income                               24,796         10,745          3,428        (19,282)         19,687

      Other income (expense):
      Interest expense                                       (27)           (42)           (34)        (1,368)         (1,471)
      Gain on sale of operations, net
                                                              --             --             --          1,110           1,110
      Other income (expense) net                             158            114            537            892           1,701
                                                       ---------       --------       --------       --------       ---------
      Income (loss) from continuing
      operations, before taxes                         $  24,927       $ 10,817       $  3,931       $(18,648)      $  21,027
                                                       =========       ========       ========       ========       =========


                                                   --------------------------------------------------------------------------
                                                                     For the Six Months Ended June 30, 2001
                                                   --------------------------------------------------------------------------
                                                   Business        Benefits &       National        Corporate
                                                   Solutions       Insurance        Practices       and Other         Total
                                                   ---------       ----------       --------        ---------       ---------
      Revenue                                      $ 136,985        $ 79,257        $ 76,441        $     --        $ 292,683
      Operating expenses                             101,276          60,362          69,148           2,935          233,721
                                                   ---------        --------        --------        --------        ---------
      Gross margin                                    35,709          18,895           7,293          (2,935)          58,962

      Corporate general and                               --              --              --           9,200            9,200
      administrative
      Depreciation and amortization                    2,201           2,129           1,664          14,444           20,438
                                                   ---------        --------        --------        --------        ---------
         Operating income                             33,508          16,766           5,629         (26,579)          29,324

      Other income (expense):
      Interest expense                                   (45)            (94)            (41)         (4,217)          (4,397)
      Loss on sale of operations, net                     --              --              --          (1,400)          (1,400)
      Other income (expense) net                         458             811           1,077              74            2,420
                                                   ---------        --------        --------        --------        ---------
      Income (loss) from continuing
      operations, before taxes                     $  33,921        $ 17,483        $  6,665        $(32,122)       $  25,947
                                                   =========        ========        ========        ========        =========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) -- (continued)


9. DISCONTINUED OPERATIONS

   CBIZ adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, as well as the accounting and reporting of discontinued operations.

   During the six month period ended June 30, 2002, CBIZ adopted formal plans to close two small business units and divest of one non-core business unit in the Business Solutions segment, which were no longer part of CBIZ's strategic long-term growth objectives. The business units were reported as discontinued operations and the net assets and liabilities and results of operations were reported separately in the unaudited condensed consolidated financial statements. In addition, CBIZ recorded a loss on the disposal of discontinued operations of $0.9 million and $1.2 million, net of tax for the three and six-month periods ended June 30, 2002, respectively.

   Revenues from the discontinued operations for the three-month period ended June 30, 2002 and 2001 were $0.3 million and $1.1 million, respectively. Revenues from the discontinued operations for the six-month period ended June 30, 2002 and 2001 were $1.2 million and $2.4 million, respectively.

   At June 30, 2002 and December 31, 2001, the net assets and liabilities of the three business units classified of discontinued operations consisted of the following (in thousands):

                                                        June 30,    December 31,
                                                          2002         2001
                                                        --------    ------------

   Accounts receivable, net                              $  371        $1,458
   Property and equipment, net                              250           490
   Other assets                                               8           228
                                                         ------        ------
   Assets of discontinued operation                         629         2,176
                                                         ======        ======

   Accounts payable                                         118           155
   Accrued expenses                                         136           169
                                                         ------        ------
   Liabilities of discontinued operation                 $  254        $  324
                                                         ======        ======

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

RESULTS OF OPERATIONS -- CONTINUING OPERATIONS
----------------------------------------------

Revenues

Total revenue decreased to $127.0 million for the three-month period ended June 30, 2002, from $131.6 million for the comparable period in 2001, a decrease of $4.6 million, or 3.5%. The decrease was primarily attributable to (i) divestitures completed during and subsequent to the first quarter of 2001, (ii) lower revenue at certain business units, and (iii) weak economic conditions, which are primarily affecting the consulting and special project work provided by our Business Solutions Group. The decrease in revenue attributable to divestitures was $5.2 million for the three-month period ended June 30, 2002, which was offset by positive growth in same unit revenue for the quarter. For business units with a full period of operations for the three-month periods ended June 30, 2002 and 2001, revenue increased $0.6 million, or 0.5%.

Total revenues decreased to $270.4 million for the six-month period ended June 30, 2002, from $292.7 million for the comparable period in 2001, a decrease of $22.3 million, or 7.6%. The decrease in revenue attributable to divestitures was $18.7 million for the six-month period ended June 30, 2002. For business units with a full period of operations for the six-month periods ended June 30, 2002 and 2001, revenue decreased $3.6 million, or 1.3%.

Expenses

Operating expenses increased to $113.6 million for the three-month period ended June 30, 2002, from $112.5 million for the comparable period in 2001, an increase of $1.1 million, or 1.0%. Operating expenses decreased to $230.4 million for the six-month period ended June 30, 2002, from $233.7 million for the comparable period in 2001, a decrease of $3.3 million, or 1.0%. As a percentage of revenue, operating expenses for the three and six-month periods ended June 30, 2002 were 89.4% and 85.2%, compared to 85.5% and 79.9%, respectively for the comparable period. Operating expense as a percentage of revenue increased due to higher levels of compensation carried through the first quarter of 2002. During the second quarter of 2002, CBIZ initiated expense reductions and incurred related expenses such as severance charges to help bring the compensation expense back in line with revenue levels in future quarters. Resulting from the expense reductions and continuing consolidation activities, CBIZ incurred severance costs and restructuring costs of $1.2 million and $3.3 million for the three and six month periods ended June 30, 2002, compared to costs of $0.5 million and $0.1 million for the comparable periods in 2001. CBIZ expects to realize the full impact of these expense reductions in the third quarter.

Corporate general and administrative expenses increased to $5.2 million for the three-month period ended June 30, 2002, from $4.4 million for the comparable period in 2001. Corporate general and administrative expenses increased to $10.0 million for the six-month period ended June 30, 2002, from $9.2 million for the comparable period in 2001. Corporate general and administrative represented 4.1% and 3.7% of total revenue for the three and six-month periods ended June 30, 2002, compared to 3.3% and 3.1% for the comparable periods in 2001, respectively. The increase in corporate general and administrative cost was primarily driven by an increase in legal costs of $1.0 million, due to the cost to pursue cases concerning non-competition violations by former employees, insurance coverage issues, and other cases in which CBIZ is involved.

Depreciation and amortization expense decreased to $5.1 million for the three-month period ended June 30, 2002, from $10.4 million for the comparable period in 2001, a decrease of $5.3 million, or 50.4%. Depreciation and amortization expense decreased to $10.4 million for the six-month period ended June 30, 2002, from $20.4 million for the comparable period in 2001, a decrease of $10.0 million, or 49.4%. The decrease is primarily attributable to the decrease in goodwill amortization of $5.4 million and $11.0 million for the three and six-months ended June 30, 2002, respectively, resulting from the adoption of SFAS No. 142, which accordingly ceased the amortization of goodwill effective January 1, 2002. The decrease is offset by an increase in depreciation and amortization expense related to capital expenditures of $0.2 million and $0.9 million for the three and six-months ended June 30, 2002, respectively. The increase in capital expenditures and deprecation is primarily driven by consolidation activities and the growth of the medical management practice. As a percentage of total revenues, depreciation and amortization was 4.1% and 3.8% of total revenue for the three and six-month periods ended June 30, 2002, compared to 7.9% and 7.0% for the comparable periods in 2001, respectively.

Interest expense decreased to $0.7 million for the three-month period ended June 30, 2002, from $1.8 million for the comparable period in 2001, a decrease of $1.1 million, or 64.7%. The decrease is the result of a both lower average outstanding balances on the debt and a lower average interest rate in 2002. The average debt balance was $47.1 million in the second quarter of 2002, compared with an average debt balance of $89.3 million in the second quarter of 2001, and the weighted average interest rate in the second quarter of 2002 was 5.2%, compared to 7.8% in the second quarter of 2001. Interest expense decreased to $1.5 million for the six-month period ended June 30, 2002, from $4.4 million for the comparable period in 2001, a decrease of $2.9 million, or 66.5%. The decrease is the result of a both lower average outstanding debt balances and a lower average interest rate in 2002. The average debt balance was $50.5 million for the first six months of 2002, compared with an average debt balance of $101.5 million for the same period in 2001. The weighted average interest rate for the first six months of 2002 was 5.5%, compared to 8.2% for the same period in 2001.

Net gain on sale of operations was $0.1 million and $1.1 million for the three and six-month periods ended June 30, 2002, and was related to the sale of one non-core business unit in the second quarter of 2002, as well as the sale of six non-core business units in the first quarter of 2002. Net gain (loss) on sale of operations was $0.9 million and ($1.4) million for the three and six-month periods ended June 30, 2001, and was related to the sale of three non-core business units, and the closure of one additional non-core business unit in the second quarter of 2001, and sale of three non-core business units in the first quarter of 2001.

Other income, net decreased to $1.2 million for the three-month period ended June 30, 2002, from $1.3 million for the comparable period in 2001, a decrease of $0.1 million, or 9.3%. Other income, net decreased to $1.7 million for the six-month period ended June 30, 2002, from $2.4 million for the comparable period in 2001, a decrease of $0.7 million, or 29.7%. Other income, net is comprised primarily of interest income earned at CBIZ's payroll business, gains and losses on the sale of assets, charges for legal reserves and settlements, and miscellaneous income, such as contingent royalties from previous divestitures. The decrease in other income is primarily related to the decrease in interest income of $0.4 million and $1.0 million for the three and six months ended June 30, 2002, due to lower interest rates in 2002.

CBIZ recorded income taxes from continuing operations of $1.6 million and $9.0 million for the three and six-month periods ended June 30, 2002, compared to $2.6 million and $14.6 million for the comparables period in 2001. The effective tax rate was 42.4% and 43.0% for the three and six-month periods ended June 30, 2002, compared to 55.8% and 56.4% for the comparable periods in 2001. Income taxes are provided based on CBIZ's anticipated annual effective rate. The effective tax rate in 2001 is higher than the statutory federal and state tax rates of approximately 40%, primarily due to the significant amount of goodwill amortization expense, the majority of which is not deductible for tax purposes. For the three and six-months ended June 30, 2002, the effective tax rate is higher than the statutory federal and state tax rates of approximately 40% due to permanent differences, such as the write-down of non-deductible goodwill upon disposition of businesses.

RESULTS OF OPERATIONS -- DISCONTINUED OPERATIONS
------------------------------------------------

During the first six months of 2002, CBIZ adopted formal plans to close two small business units and completed the sale of a third in our Business Solutions segment, which were no longer part of CBIZ's strategic long-term growth objectives. The business units were reported as discontinued operations and the net assets and liabilities and results of operations are reported separately in the unaudited condensed consolidated financial statements. Based on the estimated cost of closure, CBIZ recorded a loss on disposal from discontinued operations, net of tax, of $0.9 million and $1.2 million for the three and six-months ended June 30, 2002. Revenues from the discontinued operations for the three and six-month periods ended June 30, 2002 were $0.3 million and $1.1 million respectively, as compared to $1.1 million and $2.4 million for 2001.

FINANCIAL CONDITION
-------------------

Total assets decreased to $444.4 million at June 30, 2002, from $523.4 million at December 31, 2001, primarily attributable to the decrease in goodwill. Goodwill decreased by $91.7 million for the six-months ended June 30, 2002, primarily due the $88.6 million impairment charge (pretax) recorded upon the adoption of SFAS No. 142. Total liabilities decreased approximately $10.4 million, primarily due to the decrease in bank debt of $22.0 million, offset by the increase in client obligations of $9.1 million. Total stockholders' equity decreased approximately $68.6 million, primarily due to the goodwill impairment charge taken under the adoption of SFAS No. 142, offset by net income from continuing operations for the first six months of 2002 of $12.0 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents increased $0.6 million to $4.9 million at June 30, 2002, from $4.3 million at December 31, 2001. Net cash provided by continuing operating activities for the six months ended June, 2002 was $24.7 million, as compared to $30.3 million in 2001, a decrease of $5.6 million. In line with management's objective of reducing debt, net cash provided by operating activities, combined with proceeds from divestitures, was used as the principal source of funds used to reduce CBIZ's bank debt.

Cash used in investing activities of $2.0 million during the six months ended June 30, 2002, consisted primarily of proceeds from the disposition of six businesses for $3.6 million, offset by cash used to fund capital expenditures of $6.3 million. Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of offices, growth in the medical billing practice, and equipment purchases in relation to normal replacement.

Cash provided by investing activities of $4.5 million during the six months ended June 30, 2001, consisted primarily of proceeds from the disposition of nine businesses for $11.8 million, offset by cash used for contingent consideration of business acquired ("earn outs") and capital expenditures. Capital expenditures of $6.0 million consisted of leasehold improvements and equipment in connection with the consolidation of certain offices and equipment purchases in relation to normal replacement.

During the six months ended June 30, 2002, cash used in financing activities consisted of a net reduction in the credit facility of $22.0 million and net payments of $0.6 million used toward the reduction of notes payable and capitalized leases. During the last twelve months, CBIZ reduced bank debt by $43.8 million, from $76.8 million at June 30, 2001 to $33.0 million at June 30, 2002.

During the six months ended June 30, 2001, cash used in financing activities consisted of a net reduction in the credit facility of $40.7 million and net payments of $1.3 million used toward the reduction of notes payable and capitalized leases.

SOURCES AND USES OF CASH
------------------------

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

CBIZ's bank line of credit is a $75.0 million revolving credit facility with several financial institutions, of which $33.0 million was outstanding at June 30, 2002. CBIZ's credit facility is subject to commitment reductions, in connection with business assets that are divested, by an amount equal to the net proceeds from divestitures. Additionally, the credit facility has a planned commitment reduction on September 30, 2002, which will bring the facility to $60.0 million.

At June 30, 2002, CBIZ had $33.0 million outstanding under its credit facility. Management believes that the available funds from the credit facility, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future. Management also expects to continue to further reduce the outstanding balance on the credit facility with cash generated from operations.

INTEREST RATE RISK MANAGEMENT
-----------------------------

CBIZ entered into an interest rate swap agreement in the third quarter of 2001 to reduce the impact of potential rate increases on variable rate debt through its credit facility. The interest rate swap has a notional amount of $25 million, a fixed LIBOR rate of 3.58%, and a maturity date of August 2003. CBIZ accounts for the interest rate swap as a cash flow hedge, whereby the fair value of the interest rate swap is reflected as an asset or liability in the accompanying consolidated balance sheet. The interest rate swap (hedging instrument) matches the notional amount, interest rate index and re-pricing dates as those that exist under the variable rate debt through its credit facility (hedged item). When the interest rate index is below the fixed rate LIBOR, the change in fair value of the instrument represents a change in intrinsic value, which is an effective hedge. This portion of change in value will be recorded as other comprehensive income (loss). For the six months ended June 30, 2002, the change in fair value resulted in a loss of approximately $0.1 million, which is recorded as other comprehensive income (loss).

CRITICAL ACCOUNTING POLICIES
----------------------------

REVENUE RECOGNITION

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectability is reasonably assured. CBIZ offers a vast array of products and outsourced business services to its clients. Those services are delivered through three segments. A description of revenue recognition, as it relates to those segments, is provided below:

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

VALUATION OF ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of the collectability of our accounts receivable, including work-in-progress (unbilled accounts receivable), related to current period service revenue. Management analyzes historical bad debts, client credit-worthiness, and current economic trends and conditions when evaluating the adequacy of the allowance for doubtful accounts and the collectibility of notes receivable. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result if management made different judgments or utilized different estimates. Our accounts receivable balance was $118.0 million, net of allowance for doubtful accounts of $12.3 million, and our notes receivable balance was $10.2 million as of June 30, 2002.

VALUATION OF GOODWILL

Effective January 1, 2002, CBIZ adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," and accordingly, ceased amortization of our remaining goodwill balance. During the second quarter of 2002, CBIZ completed the process of evaluating our goodwill for impairment using the new fair value impairment guidelines of SFAS 142. This change to a new method of accounting for goodwill resulted in a non-cash impairment charge of $88.6 million on a pretax basis, which was recorded as a cumulative effect of a change in accounting principle. At June 30, 2002, CBIZ had approximately $155.8 million of goodwill associated with prior acquisitions.

VALUATION OF INVESTMENTS

CBIZ has certain investments in privately held companies that are currently in their start-up or development stages and are included in "other assets" in the accompanying condensed consolidated balance sheets. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the companies' industries, the strength of the private equity markets and general market conditions. Although the market value of these investments is not readily determinable, management believes their current fair values approximate their carrying values. In light of the circumstances noted above, particularly with respect to the current economic environment, it is possible that the fair value of these investments could decline in future periods.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and is not expected to have a significant impact on our financial position and results of operations.

FORWARD-LOOKING STATEMENTS
--------------------------

Statements included in the Form 10-Q, which are not historical in nature, are forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "believes," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or assumptions materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to, CBIZ's ability to adequately manage its growth; CBIZ's dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; and changes in governmental regulation and tax laws affecting its operations. A more detailed description of risks and uncertainties may be found in CBIZ's Annual Report on Form 10-K. All forward-looking statements in this Form 10-Q are expressly qualified by the Cautionary Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

QUANTITATIVE INFORMATION ABOUT MARKET RISK.

CBIZ's floating rate debt under its credit facility exposes the Company to interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at June 30, 2002, interest expense would increase or decrease by $0.3 million annually. CBIZ has entered into an interest rate swap to minimize the potential impact of future increases in interest rates. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management," for a further discussion of this financial instrument.

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


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At CBIZ's Annual Meeting of Shareholders held on May 17, 2002, the following matters were submitted to a vote of stockholders:

1) The election of the following individuals to the Board of Directors to serve until the 2005 Annual Meeting of Shareholders.

                                     Authority Granted        Authority Withheld
                                     -----------------        ------------------
         Joseph S. DiMartino            75,044,111                 3,081,494
         Richard C. Rochon              74,884,523                 3,241,082


2) The approval of the appointment of KPMG LLP as independent accountants for fiscal year 2002.

                            Shares For       Shares Against        Abstained
                            ----------       --------------        ---------
                            76,274,188         1,735,532            115,885

3) The approval for the adoption of Century Business Services, In. 2002 Stock Incentive Plan to supersede the Century Business Services, Inc. 1996 Amended and Restated Employee Stock Option Plan.

                            Shares For       Shares Against        Abstained
                            ----------       --------------        ---------
                             42,508,878        7,986,365            860,825

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Reports on Form 8-K

            There were no Current Reports on Form 8-K filed during the three months ended June 30, 2002.


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Century Business Services, Inc.
                                             -------------------------------
                                                     (Registrant)



Date:  August 14, 2002                   By: /s/ Ware H. Grove
       ---------------                       -----------------------------------
                                             Ware H. Grove
                                             Chief Financial Officer

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                                  EXHIBIT INDEX
                                  -------------

                  Exhibit Number:

99.1  Sixth Amendment to the Amended and Restated Credit Agreement .........  21

99.2  Century Business Services, Inc. 2002 Stock Incentive Plan ............  39

99.3  Certification of Chief Executive Officer Pursuant to Section 906 of
      the Sarbanes-Oxley Act of 2002 .......................................  56

99.4  Certification of Chief Financial Officer Pursuant to Section 906 of
      the Sarbanes-Oxley Act of 2002 ......................................   56