Form 10-Q
period 2002-09-30
CENTURY BUSINESS SERVICES INC
filed 2002-11-15
CIK 944148

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


             For the transition period from ________ to __________

                         Commission file number 0-25890


                         CENTURY BUSINESS SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                DELAWARE                                      22-2769024
---------------------------------------------             ------------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
           or Organization)                               Identification No.)



6480 ROCKSIDE WOODS BOULEVARD SOUTH, SUITE 330, CLEVELAND, OHIO        44131
---------------------------------------------------------------      ----------
(Address of Principal Executive Offices)                             (Zip Code)


(Registrant's Telephone Number, Including Area Code)     216-447-9000
                                                     ---------------------


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

                                  Yes    X              No
                                       -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Outstanding at
         Class of Common Stock                         October 31, 2002
         ---------------------                         ----------------
         Par value $.01 per share                       95,743,251

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION:                                                                   Page

                  Item 1.    Financial Statements

                             Condensed Consolidated Balance Sheets -
                             September 30, 2002 and December 31, 2001                                        3

                             Condensed Consolidated Statements of Operations -
                             Three and Nine Months Ended September 30, 2002 and 2001                         4

                             Condensed Consolidated Statements of Cash Flows -
                             Nine Months Ended September 30, 2002 and 2001                                   5

                             Notes to the Condensed Consolidated Financial Statements                     6-12

                  Item 2.    Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                                  13-19

                  Item 3.    Quantitative and Qualitative Information about Market Risk                     19

                  Item 4.    Controls and Procedures                                                        19


PART II  .        OTHER INFORMATION:

                  Item 6.    Exhibits and Reports on Form 8-K                                               20

                  Signature                                                                                 20

                  Certifications                                                                         21-22

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                                             September 30,              DECEMBER 31,
                                                                                  2002                      2001
                                                                          ---------------------     ---------------------
                                 ASSETS
    Cash and cash equivalents                                          $                 9,818   $                 4,340
    Restricted cash and funds held for clients                                          39,115                    49,511
    Accounts receivable, less allowance for doubtful
       accounts of $10,553 and $12,720                                                 106,120                   112,666
    Notes receivable - current                                                           1,570                     2,260
    Income taxes recoverable                                                             1,661                     2,798
    Deferred income taxes                                                                7,488                     6,213
    Other current assets                                                                 6,171                    10,320
    Assets of discontinued operations                                                    7,741                    11,801
                                                                          ---------------------     ---------------------
         Total current assets                                                          179,684                   199,909

    Goodwill, net                                                                      155,792                   247,225
    Property and equipment, net of accumulated
      depreciation of $45,109 and $38,014                                               48,095                    52,945
    Notes receivable - non-current                                                       7,717                     5,000
    Deferred income taxes - non-current                                                 14,573                     7,427
    Other assets                                                                         9,350                    10,902
                                                                          ---------------------     ---------------------

    TOTAL ASSETS                                                       $               415,211   $               523,408
                                                                          =====================     =====================

                               LIABILITIES
    Accounts payable                                                   $                20,620   $                21,745
    Notes payable and capitalized leases - current                                         448                     1,031
    Client fund obligations                                                             28,501                    36,108
    Accrued expenses                                                                    36,424                    32,834
    Liabilities of discontinued operations                                               6,704                     4,596
                                                                          ---------------------     ---------------------
         Total current liabilities                                                      92,697                    96,314

    Bank debt                                                                           25,000                    55,000
    Notes payable and capitalized leases - non-current                                   1,213                       846
    Accrued expenses                                                                       458                       601
                                                                          ---------------------     ---------------------

    TOTAL LIABILITIES                                                                  119,368                   152,761
                                                                          ---------------------     ---------------------

                          STOCKHOLDERS' EQUITY
    Capital stock                                                                          951                       949
    Additional paid-in capital                                                         439,666                   439,136
    Accumulated deficit                                                              (143,024)                  (67,906)
    Treasury stock                                                                     (1,308)                   (1,308)
    Accumulated other comprehensive loss                                                 (442)                     (224)
                                                                          ---------------------     ---------------------

    TOTAL STOCKHOLDERS' EQUITY                                                         295,843                   370,647
                                                                          ---------------------     ---------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $               415,211   $               523,408
                                                                          =====================     =====================

See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)

                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                           -----------------------------------   --------------------------------
                                                                  2002               2001             2002             2001
                                                           -----------------   ---------------   ---------------   --------------
Revenue                                                  $           116,090 $         116,838 $        383,457  $       404,911
Operating expenses                                                   107,857           110,597          335,379          339,721
                                                           -----------------   ---------------   ---------------   --------------
Gross margin                                                           8,233             6,241           48,078           65,190

Corporate general and administrative                                   4,835             4,888           14,864           14,088
Depreciation and amortization                                          5,444            10,226           15,382           30,300
                                                           -----------------   ---------------   ---------------   --------------
Operating income (loss)                                              (2,046)           (8,873)           17,832           20,802

Other income (expense):
  Interest expense                                                     (501)           (1,437)          (1,972)          (5,822)
  Gain (loss) on sale of operations, net                               (237)               234              873          (1,166)
  Other income (expense), net                                        (1,921)               579            (315)            2,954
                                                           -----------------   ---------------   ---------------   --------------
Total other expense, net                                             (2,659)             (624)          (1,414)          (4,034)

Income (loss) from continuing operations before
   income tax expense (benefit)                                      (4,705)           (9,497)           16,418           16,768

Income tax expense (benefit)                                           (552)           (1,940)            8,533           12,827
                                                           -----------------   ---------------   ---------------   --------------
Income (loss) from continuing operations                             (4,153)           (7,557)            7,885            3,941

Loss from operations of discontinued businesses,
   net of tax                                                           (50)           (1,598)            (416)          (1,785)
Loss on disposal of discontinued businesses, net of tax              (1,905)                 -          (3,141)                -
                                                           -----------------   ---------------   ---------------   --------------

Income (loss) before cumulative effect of change in
   accounting principle                                              (6,108)           (9,155)            4,328            2,156
Cumulative effect of a change in accounting principle,
    net of tax                                                             -                 -         (79,446)                -
                                                           -----------------   ---------------   ---------------   --------------
Net income (loss)                                        $           (6,108) $         (9,155) $       (75,118)  $         2,156
                                                           =================   ===============   ===============   ==============

Earnings (loss) per share:
   Basic:
     Continuing operations                               $            (0.04) $          (0.08) $           0.08  $          0.04
     Discontinued operations                                          (0.02)            (0.02)           (0.03)           (0.02)
     Cumulative effect of change in accounting principle                   -                 -           (0.84)                -
                                                           -----------------   ---------------   ---------------   --------------
     Net income (loss)                                   $            (0.06) $          (0.10) $         (0.79)  $          0.02
                                                           =================   ===============   ===============   ==============

   Diluted:
     Continuing operations                               $            (0.04) $          (0.08) $           0.08  $          0.04
     Discontinued operations                                          (0.02)            (0.02)           (0.03)           (0.02)
     Cumulative effect of change in accounting principle                   -                 -           (0.82)                -
                                                           -----------------   ---------------   ---------------   --------------
     Net income (loss)                                   $            (0.06) $          (0.10) $         (0.77)  $          0.02
                                                           =================   ===============   ===============   ==============

Basic weighted average shares outstanding                             95,109            94,919           95,000           94,908
                                                           =================   ===============   ===============   ==============
Diluted weighted average shares outstanding                           95,109            94,919           97,233           96,602
                                                           =================   ===============   ===============   ==============


See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                           ------------------------------------------------

                                                                                     2002                     2001
                                                                               ------------------      --------------------
   NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                    $             37,564    $               40,363

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Business acquisitions, net of cash acquired and contingent
         consideration on prior transactions                                                   -                   (1,620)
       Additions to property and equipment, net                                          (7,617)                   (8,824)
       Proceeds from dispositions of businesses                                            3,622                    11,979
       Proceeds from notes receivable                                                      1,593                         3
                                                                               ------------------      --------------------
         Net cash (used in) provided by investing activities                             (2,402)                     1,538
                                                                               ------------------      --------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from bank debt                                                            48,900                    26,900
       Proceeds from notes payable and capitalized leases                                    595                       296
       Payment of bank debt                                                             (78,900)                  (76,400)
       Payment of notes payable and capitalized leases                                     (811)                   (2,125)
       Proceeds from stock issuances, net of treasury repurchase                               -                     (307)
       Proceeds from exercise of stock options and warrants, net                             532                       115
                                                                               ------------------      --------------------
         Net cash used in financing activities                                          (29,684)                  (51,521)
                                                                               ------------------      --------------------

    Net increase (decrease) in cash and cash equivalents                                   5,478                   (9,620)
    Cash and cash equivalents at beginning of period                                       4,340                    15,970
                                                                               ------------------      --------------------

    Cash and cash equivalents at end of period                              $              9,818    $                6,350
                                                                               ==================      ====================

See the accompanying notes to the condensed consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries (CBIZ or the Company) as of September 30, 2002 and December 31, 2001, the results of their operations for the three and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q, and accordingly do not include all disclosures required by generally accepted accounting principles. The December 31, 2001 condensed consolidated balance sheet was derived from CBIZ's audited consolidated balance sheet, giving effect to certain operations which are being accounted for as discontinued operations. For further information, refer to the consolidated financial statements and footnotes thereto included in CBIZ's annual report on Form 10-K for the year ended December 31, 2001

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of critical accounting policies.

2.       GOODWILL AND RELATED ADOPTION OF SFAS 142

         Effective January 1, 2002, CBIZ adopted the non-amortization provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles: (SFAS 142), and accordingly ceased the amortization of our remaining goodwill balance. The following table sets forth reported net income (loss) and earnings per share, as adjusted to exclude goodwill amortization expense and goodwill impairment (in thousands, except per share data):

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             September 30,                        September 30,
                                                      -----------------------------       ------------------------------
                                                          2002             2001              2002               2001
                                                      -------------     -----------       ------------       -----------
         Net income (loss), as reported            $       (6,108)  $      (9,155)   $       (75,118)   $         2,156
         Goodwill amortization, net of tax                       -           5,491                  -            16,478
         Goodwill impairment, net of tax                         -               -             79,446                 -
                                                      -------------     -----------       ------------       -----------
         Net income (loss), as adjusted            $       (6,108)  $      (3,664)   $          4,328   $        18,634
                                                      =============     ===========       ============       ===========

         Basic earnings per share -
           Net income (loss), as reported          $        (0.06)  $       (0.10)   $         (0.79)   $          0.02
           Goodwill amortization, net of tax                     -            0.06                  -              0.17
           Goodwill impairment, net of tax                       -               -               0.84                 -
                                                      -------------     -----------       ------------       -----------
           Net income (loss), as adjusted          $        (0.06)  $       (0.04)   $           0.05   $          0.19
                                                      =============     ===========       ============       ===========


         Diluted earnings per share -
           Net income (loss), as reported          $        (0.06)  $       (0.10)   $         (0.77)   $          0.02
           Goodwill amortization, net of tax                     -            0.06                  -              0.17
           Goodwill impairment, net of tax                       -               -               0.82                 -
                                                      -------------     -----------       ------------       -----------
           Net income (loss), as adjusted          $        (0.06)  $       (0.04)   $           0.05   $          0.19
                                                      =============     ===========       ============       ===========

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

         The changes in the carrying amount of goodwill for the nine-months ended September 30, 2002 are as follows (in thousands):

                                               Business       Benefits &        National
                                              Solutions       Insurance         Practices
                                                 (a)             (b)               (c)             Total
                                             -------------   -------------    --------------    -------------
            Balance as of January 1, 2002   $     138,006          54,967            54,252          247,225
            Less:
               Impairment Charge                 (45,046)        (10,863)          (32,682)         (88,591)
               Goodwill associated with
                divested operations               (2,467)           (375)                 -          (2,842)
                                               ----------- - ------------- -- -------------- -- -------------
            Balance as of September 30,
            2002                            $      90,493          43,729            21,570          155,792
                                               =========== = ============= == ============== == =============

         (a)  Includes one reporting unit.

         (b) Included three reporting units at January 1, 2002; subsequently, one reporting unit has been classified as a discontinued operation, and any associated goodwill has been reclassed to Assets of Discontinued operations.

         (c) Included nine reporting units at January 1, 2002; subsequently, one reporting unit has been classified as a discontinued operation, and any associated goodwill has been reclassed to Assets of Discontinued operations.

3.       CONSOLIDATION AND INTEGRATION CHARGES

         Consolidation and integration reserve balances as of December 31, 2001, activity during the nine-month period ended September 30, 2002, and the remaining reserve balances as of September 30, 2002, were as follows (in thousands):

                                                                      1999 Plan             Other Plans
                                                                  ------------------     -------------------
                                                                        Lease                  Lease
                                                                    Consolidation          Consolidation
                                                                  ------------------     -------------------
             Reserve balance at December 31, 2001.........        $           1,097   $               2,295
                Amounts adjusted to income................                       80                   2,056
                Payments..................................                     (636)                   (793)
                                                                  ------------------     -------------------
             Reserve balance at September 30, 2002........        $             541   $               3,558
                                                                  ==================     ===================

         1999 PLAN
         During the fourth quarter of fiscal 1999, CBIZ's Board of Directors approved a plan (the 1999 Plan) to consolidate several operations in multi-office markets and integrate certain back-office functions into a shared-services center. The plan included the consolidation of at least 60 office locations, the elimination of more than 200 positions (including Corporate), and the divestiture of four small, non-core businesses.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -
                                  (continued)


         During the nine months ended September 30, 2001, CBIZ reduced approximately $0.5 million of accruals related to noncancellable lease obligations, due to the fact that the consolidations in the San Jose and St. Louis markets would not be completed within the original timeframe, offset by the addition of $0.1 million of accruals to cover lease costs under the original plan not subleased in the original time frame. CBIZ also reduced approximately $0.1 million of accruals related to severance due to the accrual being higher than actual severance expense for those consolidations that had been completed. During the nine months ended September 30, 2002, CBIZ increased the lease accrual related to the 1999 plan by $0.1 million based on changes in sublease assumptions for the Atlanta market.

         OTHER PLANS
         In addition to the consolidation activity described above that relates to the 1999 Plan, CBIZ has incurred expenses related to noncancellable lease obligations in Columbia, Philadelphia, Kansas City, and San Diego. For the nine months ended September 30, 2002, CBIZ recorded a consolidation and integration charge of $1.7 million related to the consolidation in Kansas City and $0.1 million related to the consolidation in San Diego pursuant to exit plans.

         In addition to the establishment of these lease accruals, certain consolidation expenses were incurred that are required to be expensed as incurred. Consolidation and integration charges incurred for the three and nine-months ended September 30, 2002 and 2001 were as follows (in thousands):

                                                                       Three Months Ended September 30,
                                                                ---------------------------------------------
                                                                   2002                     2001
                                                                ------------    ------------- ---------------
                                                                                                Corporate
                                                                Operating        Operating          G&A
                                                                  expense          expense       expense
                                                                ------------    ------------- ---------------
           CONSOLIDATION AND INTEGRATION CHARGES NOT IN
           1999 PLAN:
           Severance expense                                $             4              189               -
           Lease consolidation and abandonment                          371              907               -
           Other consolidation charges                                  117              349               -
                                                                ------------    ------------- ---------------
                Subtotal                                           $    492            1,445               -
           CONSOLIDATION AND INTEGRATION CHARGES IN 1999
           PLAN:
           Adjustment to lease accrual                                    -                1               -
           Adjustment to severance accrual                                -                -              11
                                                                ------------    ------------- ---------------
           Total consolidation and
           integration charges                                     $    492            1,446              11
                                                                ============    ============= ===============

                                                                       Nine Months Ended September 30,
                                                                ---------------------------------------------
                                                                   2002                     2001
                                                                ------------    ------------- ---------------
                                                                                                Corporate
                                                                 Operating       Operating          G&A
                                                                  expense          expense       expense
                                                                ------------    ------------- ---------------
           CONSOLIDATION AND INTEGRATION CHARGES NOT IN
           1999 PLAN:
           Severance expense                                 $           33              226              93
           Lease consolidation and abandonment                        2,799              989               -
           Other consolidation charges                                  449              596               -
                                                                ------------    ------------- ---------------
                Subtotal                                            $ 3,281            1,811              93
           CONSOLIDATION AND INTEGRATION CHARGES IN 1999
           PLAN:
           Adjustment to lease accrual                                   80            (380)               -
           Adjustment to severance accrual                                -             (52)            (25)
                                                                ------------    ------------- ---------------
           Total consolidation and
               integration charges                                  $ 3,361            1,379              68
                                                                ============    ============= ===============

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -
                                  (continued)


4.       CONTINGENCIES

         CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. CBIZ is involved in certain legal proceedings as described in Part I, "Item 3 - Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no significant developments in such claims or suits during the first nine months of 2002, other than an appeal of the dismissal of certain class-action lawsuits discussed below.

         Since September 1999, seven purported stockholder class-action lawsuits were filed against CBIZ and certain of its current and former directors and officers, as reflected in the Form 10-K statement filed for the year ended December 31, 2001, and were consolidated as In Re Century Business Services Securities Litigation, Case No. 1:99CV2200, in the United States District Court for the Northern District of Ohio. The plaintiffs alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February 1998 through January 2000 by, among other things, improperly amortizing goodwill and failing adequately to monitor changes in operating results. The consolidated complaint sought damages in an unspecified amount. The United States District Court dismissed the consolidated actions and the matter is no longer pending against CBIZ. Plaintiffs have appealed the dismissal and the case has not yet been briefed.

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


5.       EARNINGS (LOSS) PER SHARE

         For the periods presented, CBIZ presents both basic and diluted earnings (loss) per share. The following data shows the amounts used in computing earnings (loss) per share and the effect on the weighted average number of dilutive potential common shares (in thousands). Included in potential dilutive common shares for 2001 are contingent shares, which represent shares issued and placed in escrow that will not be released until certain performance goals have been met. As of September 30, 2002, there were no contingent shares remaining, as all shares related to acquisition "earn-outs" have been released.

                                                           Three Months Ended                       Nine Months Ended
                                                              September 30,                           September 30,
                                                   ------------------------------------    -------------------------------------
                                                        2002                 2001               2002                 2001
                                                   ----------------     ---------------    ----------------    -----------------
            BASIC
                Weighted average common
                 shares                                     95,109              94,919              95,000               94,908
                                                   ----------------     ---------------    ----------------    -----------------

            DILUTED
                Options (a)                                      -                   -               2,233                1,633
                Contingent shares (a)                            -                   -                   -                   61
                  Total                            ----------------     ---------------    ----------------    -----------------
                                                            95,109              94,919              97,233               96,602
                                                   ================     ===============    ================    =================

         (a) The effect of the incremental shares from options and contingent shares of 1,829 and 2,614 for the three months ended September 30, 2002, and 2001, respectively, have been excluded from diluted weighted average shares, as the net loss from continuing operations for the period would cause the incremental shares to be antidilutive.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -
                                  (continued)


6.       ACQUISITIONS

         For the nine-months ended September 30, 2001, CBIZ purchased one business solutions firm, which was accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired company have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The aggregate purchase price of this acquisition was approximately $0.3 million in cash. The excess of the purchase price over fair value of the net assets acquired (goodwill) was approximately $0.1 million, and was being amortized over a 15-year period, prior to the adoption of SFAS 142. As a result of the nature of the assets and liabilities of the business acquired, there were no material identifiable intangible assets or liabilities.

7.       DIVESTITURES

         For the nine months ended September 30, 2002, CBIZ either divested or sold 15 business units, of which five have been classified as discontinued operations and are discussed separately in footnote 9, "Discontinued Operations," and the remaining ten units are discussed below.

         During the third quarter of 2002, CBIZ elected to close one non-core business operation which resulted in a pretax loss of $0.2 million. For the nine months ended September 30, 2002, CBIZ completed the sale of seven non-core business operations for an aggregate price of $6.9 million and closed three non-core business operation, which resulted in a pretax gain of $0.9 million. Since these divestitures did not meet the criteria as discontinued operations under SFAS 144
         "Accounting for the Impairment of or Disposal of Long-Lived Assets", the net gain or loss associated with these transactions is included in income from continuing operations in the accompanying condensed consolidated statements of operations.

         During the third quarter of 2001, CBIZ completed the sale of a small insurance operation for an aggregate price of $0.2 million in cash and notes, resulting in a pretax gain of $0.2 million. For the nine months ended September 30, 2001, CBIZ completed the sale of seven non-core business operations for an aggregate price of $12.0 million and closed one non-core business, which resulted in a pretax loss of $1.2 million. The aforementioned gains and losses have been included in gain (loss) on sale of operations in the accompanying condensed consolidated statements of operations.


8.       SEGMENT REPORTING

         CBIZ business units are aggregated into three reportable segments:
         Business Solutions; Benefits and Insurance; and National Practices. Segment information for the three and nine-month periods ended September 30, 2002 and 2001 are as follows (in thousands):

                                          ------------------------------------------------------------------------------
                                                          For the Three Months Ended September 30, 2002
                                          ------------------------------------------------------------------------------
                                           Business       Benefits &        National        Corporate
                                           Solutions       Insurance        Practices       and Other         Total
                                          ------------    ------------    --------------    -----------    -------------
         Revenue                         $     44,486  $       34,423  $         37,181  $           -  $       116,090
         Operating expenses                    43,517          29,361            33,672          1,307          107,857
                                            ----------    ------------    --------------    -----------    -------------
         Gross margin                             969           5,062             3,509        (1,307)            8,233

         Corporate general and
         administrative                             -               -                 -          4,835            4,835
         Depreciation and amortization          1,274             878               973          2,319            5,444
                                            ----------    ------------    --------------    -----------    -------------
         Operating income (loss)                (305)           4,184             2,536        (8,461)          (2,046)

         Interest expense                        (13)            (17)              (11)          (460)            (501)
         Loss on sale of operations,
         net                                        -               -                 -          (237)            (237)
         Other income (expense), net               89             148             (870)        (1,288)          (1,921)
                                            ----------    ------------    --------------    -----------    -------------
         Income (loss) from continuing
         operations, before taxes        $      (229)  $        4,315  $          1,655  $    (10,446)  $       (4,705)
                                            ==========    ============    ==============    ===========    =============

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -
                                   continued)

                                          ------------------------------------------------------------------------------
                                                          For the Three Months Ended September 30, 2001
                                          ------------------------------------------------------------------------------
                                           Business       Benefits &        National        Corporate
                                           Solutions       Insurance        Practices       and Other          Total
                                          ------------    ------------    --------------    -----------    -------------
         Revenue                         $     49,851  $       31,875  $         35,112  $           -  $       116,838
         Operating expenses                    48,718          28,574            30,868          2,437          110,597
                                            ----------    ------------    --------------    -----------    -------------
         Gross margin                           1,133           3,301             4,244        (2,437)            6,241

         Corporate general and
         administrative                             -               -                 -          4,888            4,888
         Depreciation and amortization          1,121             938               814          7,353           10,226
                                            ----------    ------------    --------------    -----------    -------------
         Operating income (loss)                   12           2,363             3,430       (14,678)          (8,873)

         Interest expense                        (16)            (25)              (18)        (1,378)          (1,437)
         Gain on sale of operations,
         net                                        -               -                 -            234              234
         Other income, net                        185              17               340             37              579
                                            ----------    ------------    --------------    -----------    -------------
         Income (loss) from continuing
         operations, before taxes        $        181  $        2,355  $          3,752  $    (15,785)  $       (9,497)
                                            ==========    ============    ==============    ===========    =============

                                          ------------------------------------------------------------------------------
                                                          For the Nine Months Ended September 30, 2002
                                          ------------------------------------------------------------------------------
                                           Business       Benefits &        National        Corporate
                                           Solutions       Insurance        Practices       and Other          Total
                                          ------------    ------------    --------------    -----------    -------------
         Revenue                         $    168,896  $      108,392  $        106,169  $           -  $       383,457
         Operating expenses                   140,758          90,557            97,498          6,566          335,379
                                            ----------    ------------    --------------    -----------    -------------
         Gross margin                          28,138          17,835             8,671         (6,566)          48,078

         Corporate general and
         administrative                             -               -                 -         14,864           14,864
         Depreciation and amortization          3,647           2,793             2,629          6,313           15,382
                                            ----------    ------------    --------------    -----------    -------------
          Operating income                     24,491          15,042             6,042        (27,743)          17,832

         Interest expense                        (40)            (59)               (45)        (1,828)          (1,972)
         Gain on sale of operations,
         net                                        -               -                 -            873              873
         Other income (expense), net              247             266              (432)          (396)            (315)
                                            ----------    ------------    --------------    -----------    -------------
         Income from continuing
         operations, before taxes         $     24,698  $       15,249  $         5,565  $     (29,094)  $       16,418
                                            ==========    ============    ==============    ===========    =============



                                          ------------------------------------------------------------------------------
                                                          For the Nine Months Ended September 30, 2001
                                          ------------------------------------------------------------------------------
                                           Business       Benefits &        National        Corporate
                                           Solutions       Insurance        Practices       and Other          Total
                                          ------------    ------------    --------------    -----------    -------------
         Revenue                         $    186,837  $      108,119  $        109,955  $           -  $       404,911
         Operating expenses                   149,995          86,095            98,261          5,370          339,721
                                            ----------    ------------    --------------    -----------    -------------
         Gross margin                          36,842          22,024            11,694         (5,370)          65,190

         Corporate general and
         administrative                             -               -                 -         14,088           14,088
         Depreciation and amortization          3,272           2,755             2,426         21,847           30,300
                                            ----------    ------------    --------------    -----------    -------------
         Operating income                      33,570          19,269             9,268        (41,305)          20,802

         Other income (expense):
         Interest expense                         (61)           (107)              (59)        (5,595)          (5,822)
         Loss on sale of operations,
         net                                        -               -                 -         (1,166)          (1,166)
         Other income (expense), net              643             828             1,372            111            2,954
                                            ----------    ------------    --------------    -----------    -------------
         Income from continuing
         operations, before taxes          $   34,152  $       19,990  $         10,581  $     (47,955)  $       16,768
                                            ==========    ============    ==============    ===========    =============

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

         During the third quarter, CBIZ adopted formal plans to divest two additional business units, which were no longer part of CBIZ's strategic long-term growth objectives. CBIZ recorded a loss on sale, net of tax, of $1.9 million based on the estimated sales proceeds for one of these units. The divestiture of the second unit is expected to result in a gain, which will be recognized when the transaction is complete. This transaction is expected to be completed during the fourth quarter, upon converting the recordkeeping of approximately 340 daily-valued retirement plans to BISYS' recordkeeping platform.

         During the first nine months of 2002, CBIZ adopted formal plans to close two small business units and divest three additional business units, which were no longer part of CBIZ's strategic long-term growth objectives. The business units are reported as discontinued operations and the net assets and liabilities and results of operations are reported separately in the unaudited condensed consolidated financial statements. In addition, CBIZ recorded a loss on the disposal of discontinued operations of $1.9 million and $3.1 million, net of tax for the three and nine-month periods ended September 30, 2002, respectively.

         Revenues from the discontinued operations for the three-month period ended September 30, 2002 and 2001 were $1.7 million and $1.1 million, respectively. Revenues from the discontinued operations for the nine-month period ended September 30, 2002 and 2001 were $5.9 million and $8.1 million, respectively.

         At September 30, 2002 and December 31, 2001, the net assets and liabilities of the five business units classified of discontinued operations consisted of the following (in thousands):

                                                           September 30,          December 31,
                                                               2002                   2001
                                                         ------------------    -------------------
         Accounts receivable, net                     $              5,795  $               8,367
         Property and equipment, net                                   912                  1,244
         Other assets                                                1,034                  2,190
                                                         ------------------    -------------------
         Assets of discontinued operation                            7,741                 11,801
                                                         ==================    ===================

         Accounts payable                                              924                    369
         Accrued expenses                                            5,780                  4,227
                                                         ------------------    -------------------
         Liabilities of discontinued operation        $              6,704  $               4,596
                                                         ==================    ===================

10.      SUBSEQUENT EVENTS

         On October 4, 2002, CBIZ completed the acquisition of Benicor Associates, Inc. which provides benefit services, including group insurance, benefits administration and outsourcing, COBRA and flexible spending administration, executive benefits and retirement planning in the Maryland and Washington, D.C. areas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Century Business Services, Inc. (CBIZ or the Company) is a diversified services company, which acting through its subsidiaires provides professional outsourced business services to small and medium-sized companies, as well as individuals, government entities, and not-for-profit enterprises predominantly throughout the United States. CBIZ provides integrated services in the following areas: accounting and tax; employee benefits; wealth management; property and casualty insurance; payroll; information systems consulting; HR consulting; government relations; commercial real estate; wholesale insurance; healthcare consulting; medical practice management; worksite marketing; valuation; litigation advisory; and capital advisory services.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues

Total revenue decreased to $116.1 million for the three-month period ended September 30, 2002, from $116.8 million for the comparable period in 2001, a decrease of $0.7 million, or 0.6%. The decrease in revenue attributable to divestitures was $3.3 million for the three-month period ended September 30, 2002, which was offset by positive growth in same unit revenue for the quarter. For business units with a full period of operations for the three-month periods ended September 30, 2002 and 2001, revenue increased $2.6 million, or 2.3%. Revenue growth in the benefits and insurance segment has been strong given the increased commissions related to increasing premiums and the hardening of the market in 2002, while the current economic conditions continue to affect the consulting work and special projects in the Business Solutions segment.

Expenses

Operating expenses decreased to $107.9 million for the three-month period ended September 30, 2002, from $110.6 million for the comparable period in 2001, a decrease of $2.7 million, or 2.5%. As a percentage of revenue, operating expenses for the three-month period ended September 30, 2002 were 92.9% compared to 94.7% for the comparable period in 2001. The decrease is primarily attributable to the divestiture of low-margin businesses, as well as the effects of expense reductions initiated in the second quarter of 2002 to help bring compensation expenses back in line with revenue levels. As a result of the expense reductions and continuing consolidation activities, CBIZ incurred severance costs and restructuring costs of $0.7 million for the three-month period ended September 30, 2002, compared to severance costs and restructuring costs of $1.5 million for the comparable period in 2001. These decreases in expenses were offset by a $1.3 million charge related to a valuation and obsolescence adjustment for inventory carried to support several IT network maintenance contracts that have been recently terminated.

Corporate general and administrative expenses were $4.8 million for the three-month period ended September 30, 2002 compared to $4.9 million for the three-month period ended September 30, 2001. While total corporate general and administrative costs remain flat, compensation expense decreased by $0.4 million from the same period a year ago, which was offset by an increase in legal expenditures of $0.6 million over the same period a year ago. Corporate general and administrative expenses represent 4.2% of total revenue for the three-month periods ended September 30, 2002 and 2001.

Depreciation and amortization expense decreased to $5.4 million for the three-month period ended September 30, 2002, from $10.2 million for the comparable period in 2001, a decrease of $4.8 million, or 46.8%. The decrease is primarily attributable to a decrease in goodwill amortization of $5.5 million for the three-months ended September 30, 2002, resulting from the adoption of SFAS No. 142, which ceased the amortization of goodwill effective January 1, 2002. The decrease is offset by an increase in depreciation and amortization expense related to $0.4 million of accelerated amortization expense of deferred debt costs in connection with entering into a new credit facility and $0.3 million related to additional capital expenditures made since September 30, 2001. The increase in capital expenditures and depreciation is primarily driven by consolidation activities and the growth of our medical management practice.

Interest expense decreased to $0.5 million for the three-month period ended September 30, 2002, from $1.4 million for the comparable period in 2001, a decrease of $0.9 million, or 65.1%. The decrease is the result of both lower average outstanding balances on the bank debt and a lower average interest rate in 2002. The average bank debt balance was $30.2 million in the third quarter of 2002, compared with an average bank debt balance of $74.0 million for the same period of 2001, and the weighted average interest rate in the third quarter of 2002 was 5.7%, compared to 7.1% for the same period of 2001.

Net loss on sale of operations was $0.2 million for the three-month period ended September 30, 2002, and was related to the decision to close a non-core business operation. Net gain on sale of operations was $0.2 million for the three-month period ended September 30, 2001, and was related to the sale of a small insurance operation.

Other expense, net was $1.9 million for the three-month period ended September 30, 2002, as compared to other income, net of $0.6 million for the comparable period in 2001, representing a decrease of $2.5 million. Other income (expense), net is comprised primarily of interest income earned in CBIZ's payroll business, gains and losses on the sale of assets, charges for legal reserves and settlements, and miscellaneous income, such as contingent royalties from previous divestitures. The decrease in other income (expense), net is primarily attributable to $2.4 million charge related to the write down of notes and investments the company previously made in high-tech start-up ventures and a decrease in interest income of $0.3 million due to lower interest rates in 2002.

CBIZ recorded an income tax benefit from continuing operations of $0.6 million for the three-month period ended September 30, 2002, compared to a $1.9 million benefit for the comparable period in 2001. The effective tax rate was 11.7% for the three-month period ended September 30, 2002, compared to 20.4% for the comparable period in 2001. Income taxes are provided based on CBIZ's anticipated annual effective rate, which is 52.0% for 2002, compared to 76.5% for 2001. The estimated annual effective rate increased from 43% to 52.0% during the quarter due to changes in estimated annualized pretax income. The estimated annual effective rate is subject to change based on changes in annual estimated pretax income, revisions to positions taken as a result of further analysis, or changes mandated as a result of audits by taxing authorities. For further discussion regarding the annual effective income tax rate, see the discussion below regarding income tax expense (benefit) for the nine months ended September 30, 2002.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues

Total revenues decreased to $383.5 million for the nine-month period ended September 30, 2002, from $404.9 million for the comparable period in 2001, a decrease of $21.5 million, or 5.3%. The decrease in revenue attributable to divestitures was $22.2 million for the nine-month period ended September 30, 2002. For business units with a full period of operations for the nine-month periods ended September 30, 2002 and 2001, revenue increased $0.8 million, or 0.2%.

Expenses

Operating expenses decreased to $335.4 million for the nine-month period ended September 30, 2002, from $339.7 million for the comparable period in 2001, a decrease of $4.3 million, or 1.3%. As a percentage of revenue, operating expenses for the nine-month period ended September 30, 2002 were 87.5% compared to 83.9% for the comparable period in 2001. The decrease is primarily attributable to the divestiture of low-margin businesses, as well as the effects of expense reductions initiated in the second quarter of 2002 to help bring the compensation expense back in line with revenue. These decreases were offset by increases in severance, restructuring, and inventory adjustments. As a result of expense reductions and continuing consolidation activities, CBIZ incurred severance costs and restructuring costs of $4.0 million for the nine-month period ended September 30, 2002, compared to severance costs and restructuring costs of $1.5 million for the comparable period in 2001. In addition, the expense reductions were offset by a $1.3 million expense charge related to a valuation and obsolescence adjustment for inventory carried to support several IT network maintenance contracts that have been recently terminated.

Corporate general and administrative expenses increased to $14.9 million for the nine-month period ended September 30, 2002, from $14.1 million for the comparable period in 2001, an increase of $0.8 million. Corporate general and administrative represented 3.9% of total revenue for the nine-month period ended September 30, 2002, compared to 3.5% for the comparable period in 2001. The increase in corporate general and administrative cost was primarily driven by an increase in legal costs of $1.5 million, due to the cost to pursue cases concerning non-competition violations by former employees, insurance coverage issues, and other cases in which CBIZ is involved, offset by lower compensation and other related expenses.

Depreciation and amortization expense decreased to $15.4 million for the nine-month period ended September 30, 2002, from $30.3 million for the comparable period in 2001, a decrease of $14.9 million, or 49.2%. The decrease is primarily attributable to the decrease in goodwill amortization of $16.5 million for the nine-months ended September 30, 2002 resulting from the adoption of SFAS No. 142, which ceased the amortization of goodwill effective January 1, 2002. The decrease is offset by an increase in depreciation and amortization expense of $0.4 million related to accelerated amortization expense of deferred debt costs in connection with entering into a new credit facility and $1.1 million related to additional capital expenditures made since September 30, 2001. The increase in capital expenditures and depreciation is primarily driven by consolidation activities and the growth of our medical management practice.

Interest expense decreased to $2.0 million for the nine-month period ended September 30, 2002, from $5.8 million for the comparable period in 2001, a decrease of $3.8 million, or 66.1%. The decrease is the result of both lower average outstanding debt balances and a lower average interest rate in 2002. The average debt balance was $43.6 million for the first nine months of 2002, compared with an average debt balance of $92.3 million for the same period in 2001. The weighted average interest rate for the first nine months of 2002 was 5.6%, compared to 7.9% for the same period in 2001.

Net gain on sale of operations was $0.9 million for the nine-month period ended September 30, 2002 related to the sale of eight non-core business units and the closing of two non-core business operations. Net loss on sale of operations was $1.2 million for the nine-month period ended September 30, 2001, and was related to the sale of six non-core business units, the closure of one additional non-core business unit and the sale of a book of business.

Other expense, net was $0.3 million for the nine-month period ended September 30, 2002, from $3.0 million other income, net, for the comparable period in 2001, a decrease of $3.3 million, or 110.7%. Other income (expense), net is comprised primarily of interest income earned at CBIZ's payroll business, gains and losses on the sale of assets, charges for legal reserves and settlements, and miscellaneous income, such as contingent royalties from previous divestitures. The decrease in other income (expense), net is primarily attributable to a $2.4 million charge related to the write down of notes and investments the company previously made in high-tech start-up ventures and a decrease in interest income of $1.3 million due to lower interest rates in 2002.

CBIZ recorded income taxes from continuing operations of $8.5 million for the nine-month period ended September 30, 2002 compared to $12.8 million for the comparable period in 2001. The effective tax rate was 52.0% for the nine-month period ended September 30, 2002 compared 76.5% for the comparable period in 2001. Income taxes are provided based on CBIZ's anticipated annual effective rate. The estimated annual effective rate is subject to change based on changes in annual estimated pretax income, revisions to positions taken as a result of further analysis, or changes mandated as a result of audits by taxing authorities The effective tax rate for the nine-months ended September 30, 2002, is higher than the statutory federal and state tax rates of approximately 40% due to permanent differences, such as the write-down of non-deductible goodwill upon disposition of businesses. The effective tax rate for the comparable period in 2001 is higher than the statutory federal and state tax rates of approximately 40%, primarily due to the significant amount of goodwill amortization expense, the majority of which is not deductible for tax purposes.


RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

During the first nine months of 2002, CBIZ adopted formal plans to close two small business units and divest two additional business units in addition to completing the sale of a non-core business unit in our Business Solutions segment, which were no longer part of CBIZ's strategic long-term growth objectives. The business units were reported as discontinued operations and the net assets and liabilities and results of operations are reported separately in the unaudited condensed consolidated financial statements. Based on the estimated cost of closure and purchase price CBIZ recorded a loss on disposal from discontinued operations, net of tax, of $1.9 million and $3.1 million for the three and nine-months ended September 30, 2002. Revenues from the discontinued operations for the three and nine-month periods ended September 30, 2002 were $1.7 million and $5.9 million respectively, as compared to $1.1 million and $8.1 million for the comparable period in 2001.

FINANCIAL CONDITION

Total assets decreased to $415.2 million at September 30, 2002, from $523.4 million at December 31, 2001, primarily attributable to the decrease in goodwill and restricted cash and funds held for clients. Goodwill decreased by $91.4 million for the nine-months ended September 30, 2002, from $247.2 million to $155.8 million, primarily due to the $88.6 million impairment charge (pretax) recorded upon the adoption of SFAS No. 142. Total liabilities decreased by approximately $33.4 million, primarily due to the decrease in bank debt of $30.0 million, and by a decrease in client fund obligations of $7.6 million. Total stockholders' equity decreased approximately $74.8 million, primarily due to the goodwill impairment charge taken under the adoption of SFAS No. 142 and losses of $3.6 million from discontinued operations, offset by net income from continuing operations for the first nine months of 2002 of $7.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $5.5 million to $9.8 million at September 30, 2002, from $4.3 million at December 31, 2001. Net cash provided by continuing operating activities for the nine months ended September 30, 2002 was $37.6 million, as compared to $40.4 million in 2001, a decrease of $2.8 million. In line with management's objective of reducing debt, net cash provided by operating activities, combined with proceeds from divestitures, was the principal source of funds used to reduce CBIZ's bank debt.

Cash used in investing activities of $2.4 million during the nine months ended September 30, 2002, consisted primarily of proceeds from the disposition of nine businesses for $3.6 million, offset by cash used to fund capital expenditures of $7.6 million. Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of offices, growth in the medical billing practice, and equipment purchases in relation to normal replacement.

During the nine months ended September 30, 2002, cash used in financing activities consisted of a net reduction in the credit facility of $30.0 million and net payments of $0.8 million used toward the reduction of notes payable and capitalized leases. During the last twelve months, CBIZ reduced bank debt by $33.0 million, from $68.0 million at September 30, 2001 to $25.0 million at September 30, 2002.


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

On September 26, 2002 CBIZ entered into a new senior secured credit agreement (credit agreement) with a consortium of four banks. The new $73.0 million facility carries an option to increase to $80.0 million and allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of stock. CBIZ expects to use the facility for working capital, internal growth initiatives, and its acquisition program. The facility has a three year term with an expiration date of September 2005.

Under the new credit agreement, CBIZ is subject to a monthly borrowing base related to accounts receivable and work-in-process, and is required to meet certain financial covenants. These covenants require CBIZ to maintain (i) minimum tangible net worth; (ii) maximum leverage ratio; and (iii) minimum fixed charge coverage ratio. CBIZ is in compliance with its covenants as of September 30, 2002.

At September 30, 2002, CBIZ had $25.0 million outstanding under its credit facility. Management believes that the available funds from the credit facility, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future. Management also expects to continue to further reduce the outstanding balance on the credit facility with cash generated from operations.

INTEREST RATE RISK MANAGEMENT

CBIZ entered into an interest rate swap agreement in the third quarter of 2001 to reduce the impact of potential rate increases on variable rate debt through its credit facility. The interest rate swap has a notional amount of $25 million, a fixed LIBOR rate of 3.58%, and a maturity date of August 2003. CBIZ accounts for the interest rate swap as a cash flow hedge, whereby the fair value of the interest rate swap is reflected as an asset or liability in the accompanying consolidated balance sheet. The interest rate swap (hedging instrument) matches the notional amount, interest rate index and re-pricing dates as those that exist under the variable rate debt through its credit facility (hedged item). When the interest rate index is below the fixed rate LIBOR, the change in fair value of the instrument represents a change in intrinsic value, which is an effective hedge. This portion of change in value will be recorded as other comprehensive income (loss). For the nine months ended September 30, 2002, the change in fair value resulted in a loss of approximately $0.4 million, which is recorded as other comprehensive income (loss).


CRITICAL ACCOUNTING POLICIES

Accounting policies that management believes are most critical to CBIZ's financial condition and operating results are discussed below.

REVENUE RECOGNITION

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


VALUATION OF ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of the collectability of our accounts receivable, including work-in-progress (unbilled accounts receivable), related to current period service revenue. Management analyzes historical bad debts, client credit-worthiness, and current economic trends and conditions when evaluating the adequacy of the allowance for doubtful accounts and the collectibility of notes receivable. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result if management made different judgments or utilized different estimates. During the third quarter of 2002, CBIZ recorded charges of approximately $0.8 million related to the impairment of a note receivable related to the sale of the environmental business in 1997. Our accounts receivable balance was $106.1 million, net of allowance of $10.6 million, and our notes receivable balance was $9.3 million as of September 30, 2002.

VALUATION OF GOODWILL

Effective January 1, 2002, CBIZ adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," and accordingly, ceased amortization of our remaining goodwill balance. During the second quarter of 2002, CBIZ completed the process of evaluating our goodwill for impairment using the new fair value impairment guidelines of SFAS 142. This change to a new method of accounting for goodwill resulted in a non-cash impairment charge of $88.6 million on a pretax basis, which was recorded as a cumulative effect of a change in accounting principle. At September 30, 2002, CBIZ had approximately $155.8 million of goodwill associated with prior acquisitions.

VALUATION OF INVESTMENTS

CBIZ has certain investments in privately held companies that are currently in their start-up or development stages and are included in "other assets" in the accompanying condensed consolidated balance sheets. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the companies' industries, the strength of the private equity markets and general market conditions. During the third quarter of 2002, CBIZ recorded charges of approximately $1.6 million related to the impairment of certain investments held. Although the market value of these investments is not readily determinable, management believes their current fair values approximate their carrying values as of September 30, 2002. In light of the circumstances noted above, particularly with respect to the current economic environment, it is possible that the fair value of these investments could decline in future periods, and further impairment could occur.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

QUANTITATIVE INFORMATION ABOUT MARKET RISK.

CBIZ's floating rate debt under its credit facility exposes the Company to interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at September 30, 2002, interest expense would increase or decrease by $0.3 million annually. CBIZ has entered into an interest rate swap to minimize the potential impact of future increases in interest rates. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management," for a further discussion of this financial instrument.

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


ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation they concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                   10.17 Credit Agreement dated September 26, 2002 among Century Business Services, Inc., Bank of America,
                            N. A. as Agent, Issuing Bank, and Swing Line Bank, and the Other Financial Institutions Party Hereto
                    99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                    99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)      Reports on Form 8-K

                   There were no Current Reports on Form 8-K filed during the three months ended September 30, 2002.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CENTURY BUSINESS SERVICES, INC.
                                                 -------------------------------
                                                            (Registrant)



Date:  November 14, 2002                   By:    /s/ WARE H. GROVE
      ------------------                         ------------------------------
                                                 Ware H. Grove
                                                 Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


I, Steven l. Gerard, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Century Business Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002                      By:     /s/ STEVEN L. GERARD
       -----------------                           ---------------------------
                                                   Steven L. Gerard
                                                   Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


I, Ware H. Grove, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Century Business Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                      By:     /s/ WARE H. GROVE
       -----------------                           ---------------------------
                                                   Ware H. Grove
                                                   Chief Financial Officer