Form 10-K
period 2002-12-31
CENTURY BUSINESS SERVICES INC
filed 2003-03-27
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                 For the fiscal year ended December 31, 2002 or

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

    6480 ROCKSIDE WOODS BOULEVARD SOUTH,
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $308.4 million as of June 28, 2002. The number of outstanding shares of the Registrant's common stock is 95,409,243 shares as of March 24, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III Portions of the Registrant's Definitive Proxy Statement relative to the 2003 Annual Meeting of Stockholders.

     Part IV  Portions of previously filed reports and registration statements.

                        CENTURY BUSINESS SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
     Items 1 and 2.  Business and Properties.....................................     3
     Item 3.         Legal Proceedings...........................................    13
     Item 4.         Submission of Matters to a Vote of Security Holders.........    13

PART II
     Item 5.         Market for Registrant's Common Stock and Related Stockholder
                     Matters.....................................................    14
     Item 6.         Selected Financial Data.....................................    15
     Item 7.         Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................    16
     Item 7A.        Quantitative and Qualitative Information About Market
                     Risk........................................................    26
     Item 8.         Financial Statements and Supplementary Data.................    26
     Item 9.         Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure....................................    26

PART III
     Item 10.        Directors and Executive Officers of the Registrant..........    27
     Item 11.        Executive Compensation......................................    30
     Item 12.        Security Ownership of Certain Beneficial Owners and
                     Management..................................................    30
     Item 13.        Certain Relationships and Related Transactions..............    30
     Item 14.        Controls and Procedures.....................................    31

PART IV
     Item 15.        Exhibits, Financial Statement Schedules and Reports on Form
                     8-K.........................................................    31

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

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

     CBIZ is a diversified services company which, acting through its subsidiaries, provides professional outsourced business services primarily to small and medium-sized businesses, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ delivers integrated services through the following three practice groups:

     - Accounting, Tax and Advisory (formerly known as the Business Solutions Group);

     - Benefits and Insurance; and

     - National Practices

     CBIZ provides services through 59 business units with more than 160 offices located in 33 states, Washington D.C., and Toronto, Canada. Included in this total, and managed within the National Practice group, is the Company's medical practice management business unit which has 73 offices.

     CBIZ's goal is to be the leading provider of outsourced business services within its target markets by providing clients with a broad range of high-quality products and services; expanding locally through internal growth; and through cross-severing. CBIZ initiated an acquisition program in November 1996 to expand its operations in the professional outsourced business services industry. Since that time, CBIZ has acquired the businesses of 147 companies, one of which was acquired in October 2002 and another of which was acquired in January 2003. While we acquired only one business in 2002, it remains our intention to selectively acquire businesses with complementary services in target markets.

     Formed as a Delaware corporation in 1987 under the name Stout Environmental, Inc., CBIZ was acquired by Republic Industries, Inc. in 1992. In April 1995, Republic spun off its hazardous waste operations, including CBIZ's predecessor company, to stockholders. Re-named Republic Environmental Systems, Inc., CBIZ's common stock began trading on the Nasdaq National Market under the symbol "RESI." On June 24, 1996, the trading symbol changed to "IASI" in anticipation of our merger with Century Surety Company and Commercial Surety Agency, Inc., which resulted in a change of our name to "International Alliance Services, Inc." This name change signaled our move away from the hazardous waste business. CBIZ divested all remaining hazardous waste operations in 1997. On December 23, 1997, CBIZ changed its name to Century Business Services, Inc. and began trading under the symbol "CBIZ."

     CBIZ'S PRINCIPAL EXECUTIVE OFFICE IS LOCATED AT 6480 ROCKSIDE WOODS BLVD., SOUTH, SUITE 330, CLEVELAND, OHIO 44131 AND ITS TELEPHONE NUMBER IS 216-447-9000.

BUSINESS STRATEGY

     CBIZ's business strategy is to grow in the professional outsourced business services industry by:

     - offering a wide array of infrastructure support services;

     - cross-serving these services to our existing customer base;

     - attracting new customers with our diverse business services offerings;

     - leveraging our practice area expertise across all our businesses; and

     - developing our core service offerings in target markets through selective acquisitions.

     Providing a range of outsourced business services to a client results in advantages for both the client and for CBIZ. Dealing with one provider for several tasks saves the client the time of having to deal with multiple vendors. For example, the employee data used to process payroll can also be used by CBIZ as a group health and welfare insurance agent and benefits consultant to provide appropriate benefits package to a client's employee base. The ability to combine several services and offer them through one provider distinguishes CBIZ from other outsourced service providers.

     CBIZ is looking to strengthen our operations and customer service capabilities by making selective acquisitions in markets where we currently operate and where the prospects are favorable to increase our market share and become a significant provider of a comprehensive range of outsourced business services. CBIZ's strategy is to acquire companies that generally:

     - have a strong potential for cross-serving among CBIZ's subsidiaries;

     - can integrate quickly with existing CBIZ operations;

     - have strong and energetic leadership;

     - are accretive to earnings; and

     - help complete the core CBIZ service offering in a geographical market.

     In accordance with our strategy to deliver services to clients conveniently, and to promote cross-serving between our various service groups, CBIZ consolidates office locations wherever practical. Since 2000, CBIZ consolidated offices in Atlanta, Chicago, Cleveland, Columbus, Dallas, Los Angeles, Orlando, Minneapolis, St. Louis, San Ramon, and Philadelphia. CBIZ will continue to combine offices, with a consolidation planned for Kansas City in mid-2003 and other potential consolidations to occur later. As further consolidations occur, the Company may incur additional costs associated with these consolidations.

OUTSOURCED BUSINESS SERVICES

     The following is a description of the outsourced business services currently offered by CBIZ.

     Accounting, Tax and Advisory. The business units that comprise CBIZ's Accounting, Tax and Advisory ("ATA") group offer services in the following areas: cash flow management; strategic planning; consulting; record-keeping; federal, state and local tax return preparation; tax planning based on financial and investment alternatives; tax structuring of business transactions such as mergers and acquisitions; quarterly and year-end payroll tax reporting; corporate, partnership and fiduciary tax planning and return preparation; outsourced chief financial officer services and other financial staffing services; financial investment analysis; succession, retirement, and estate planning; and profitability, operational and efficiency enhancement consulting to a number of specialized industries. Other than internal audit services, CBIZ does not currently offer audit and attest services, does not intend to offer audit and attest services in the future and does not purchase the "audit and attest practices" of any accounting business it acquires. However, CBIZ and its subsidiaries maintain joint-referral relationships and service agreements with licensed Certified Public Accounting or CPA firms under which audit and attest services may be provided to CBIZ's clients.

     Under these service agreements with licensed CPA firms, CBIZ subsidiaries provide to the CPA firms, administrative services, including office, bookkeeping, accounting and other administrative services; prepare marketing and promotion materials; and lease administrative and professional staff in exchange for a fee. Non-attest business services include any services other than those which only licensed certified public accountants, licensed public accountants, or licensed CPA or PA firms may perform in accordance with accountancy laws. Under these agreements, each party has agreed to maintain its own liability and risk of loss in connection with performance of its respective services. CBIZ currently undergoes an annual peer review administered to ensure compliance with independence requirements in its relationships with associated CPA firms and clients. The peer review has found CBIZ in compliance with these rules every year since the review was first administered in 1999.

     Of the 41 CPA firms associated with CBIZ during 2002, the partner group from twelve of those firms joined Mayer Hoffman McCann P.C., an independent national CPA firm headquartered in Kansas City, Missouri. CBIZ's association with Mayer Hoffman McCann offers our clients access to the multi-state resources and expertise of a national CPA firm. The advantage to CBIZ of these consolidations is a reduction in the number of different firms with which it maintains administrative service agreements.

     CBIZ's ATA practice is divided into four regions, representing the East, Midwest, Great Lakes, and West regions of the country. Each of these regions is headed by a designated regional director, all of whom report to the Senior Vice President, Accounting, Tax and Advisory Services.

     The Accounting, Tax and Advisory group contributed approximately $209.9 million of revenue, or 42% of CBIZ's annual revenue, in 2002.

     Benefits and Insurance Services. The business units that comprise CBIZ's Benefits and Insurance group offer services in the following areas: employee benefits, insurance brokerage, consulting, and administration, including the design, implementation and administration of qualified plans, such as profit-sharing plans, defined benefit plans, and money purchase plans; actuarial services; health and welfare benefits consulting, including group health insurance plans; dental and vision care programs; group life insurance programs; accidental death and dismemberment and disability programs; COBRA administration and voluntary insurance programs; health care and dependent care spending accounts; premium reimbursement plans; communications services to educate employees about their benefit programs; executive benefits consulting on non-qualified retirement plans and business continuation plans; specialty high-risk life insurance; employee benefit worksite marketing; and wealth management services, including Registered Investment Advisory Services, Investment Policy Statements; mutual fund selections; and ongoing mutual fund monitoring. CBIZ's Benefits and Insurance group also provides an on-line service, CBIZSolutions.com, that, in concert with our payroll services, enables the employees of a client to access information such as health and welfare benefits, retirement fund balances and payroll information; update their personal information; and access company documents like employee handbooks and policies.

     CBIZ's Benefits and Insurance Services group operates under one Senior Vice President, who oversees three regional divisions and their respective directors, representing the Eastern, Central, and Western states. Additionally, CBIZ operates wholesale insurance and other specialty insurance divisions, which also report directly to CBIZ's Senior Vice President of Benefits and Insurance Services.

     The Benefits and Insurance group contributed approximately $150.5 million of revenue, or 30% of CBIZ's annual revenue, in 2002.

     National Practices. The business units that comprise CBIZ's National Practices group offer services in the following areas: payroll processing and administration; valuations of commercial, tangible, and intangible assets and financial securities; mergers and acquisitions and capital advisory services; health care consulting; government relations; process improvement; and technology consulting, including strategic technology planning, project management, development, network design and implementation and software selection and implementation. CBIZ's medical practice management business, CBIZ Medical Management Professionals ("CBIZ MMP"), is managed within the National Practices group and is described below.

     The business units within the National Practices group report to CBIZ's President and Chief Operating Officer.

     The National Practices group contributed approximately $143.9 million of revenue, or 29% of CBIZ's annual revenue, in 2002. Included in the results of the National Practices group are those of CBIZ MMP, which contributed approximately $66.2 million of revenue, or 13% of CBIZ's annual revenue, in 2002.

     CBIZ MMP. CBIZ's wholly-owned subsidiary, CBIZ MMP, provides billing and practice management services to hospital-based medical practices primarily in the specialties of anesthesiology, emergency medicine, pathology, and radiology. CBIZ MMP's billing services include: billing and accounts receivable management; coding and automated claims filing; comprehensive delinquent claims follow up and collections; compliance plans to meet governmental and other third party regulations; local office management; and comprehensive statistical and operational reporting. The financial management services provided by CBIZ MMP include:

financial reporting, accounts payable, payroll, general ledger processing; design of physician employment, stock and compensation arrangements; and comprehensive budgeting, forecasting, and financial analysis. Additionally, CBIZ MMP conducts analyses of managed care contracts with a focus on negotiation strategies, pricing, cost containment and utilization tracking; reviews and negotiates contracts with hospitals and evaluates other strategic business partners; identifies and coordinates practice merger and integration opportunities; and coordinates practice expansion efforts.

SALES AND MARKETING NETWORK AND ACCOUNT MANAGEMENT

     CBIZ's key competitive factors in attracting, retaining and providing services to clients are:

     - established relationships;

     - strong local and regional presence;

     - the ability to match client requirements with available services;

     - the ability to offer a number of services from one provider; and

     - the ability to offer services at competitive rates.

     CBIZ believes that by combining a local entrepreneurial marketing strategy with the resources of a nationally branded company, we will be able to maximize our market penetration. CBIZ expects that we can cross-serve new products and services to existing clients who do not currently utilize all of the services CBIZ offers.

     CBIZ's primary marketing strategy is to deepen our relationships with clients by providing them with additional CBIZ services that would be in the best interest of their business. CBIZ refers to this strategy of penetrating our existing client base as cross-serving. Because cross-serving is most effective when it makes outsourcing more convenient for the client, the location of the service provider is a key consideration, and requires marketing functions to be carried out on a geographic basis. Using major metropolitan areas as our marketing focal points, CBIZ, under the direction of a Senior Vice President of National Marketing, is developing marketing plans that consider the needs of all CBIZ business units in a common local area. While each business unit continues to be individually responsible for executing a marketing plan and is accountable for its own performance, marketing planning and resources are coordinated nationally. These resources include print and radio advertisements, printed material such as brochures and stationery, and CBIZ-branded merchandise for trade shows and other client-oriented events. Additionally, CBIZ is developing a centralized client database, "CNECT", which we expect to have fully implemented by year-end 2003. CNECT will support marketing efforts such as improved client service, new business development and product development. New clients are generated primarily through networking, referrals from existing clients and participation in trade shows.

     The Company maintains a joint marketing agreement with HarborView Partners (HarborView), a Stamford, Connecticut-based provider of internal audit and business advisory services. Under the terms of the agreement, CBIZ is the exclusive provider of professional staff to HarborView Partners to conduct internal audits for engagements that HarborView Partners secures within the United States. This agreement was entered into to capitalize on the SEC's auditor independence rules prohibiting independent auditors from providing internal audit services to their publicly traded audit clients. CBIZ's relationship with HarborView will also allow us to better utilize our ATA personnel during non-peak periods.

CUSTOMERS

     CBIZ provides professional outsourced business services to over 65,000 clients. CBIZ's clients typically have fewer than 500 employees and prefer to focus their resources on operational competencies while outsourcing non-core administrative functions to CBIZ. Outsourcing administrative functions allows clients to enhance productivity, reduce costs and improve service, quality and efficiency by focusing on their core business. Depending on a client's size and capabilities, it may choose to utilize some or many of CBIZ's broad array of services, which it typically accesses initially through its original CBIZ representative.

     CBIZ's clients come from a large variety of industries and markets. Edward Jones, a financial services firm and client of CBIZ Network Solutions for electronic networking and information services, contributed approximately 3.6% of the Company's revenue in 2002. No other single customer individually comprises more than 3% of CBIZ's total consolidated revenue. Management believes that such diversity helps insulate CBIZ from a downturn in a particular industry. Nevertheless, economic conditions among selected clients and groups of clients may have an impact on the demand for such services.

COMPETITION

     The professional outsourced business services industry is highly fragmented and competitive, with a majority of industry participants, such as accounting, employee benefits, payroll firms or professional employee organizations, offering only a limited number of services. Competition is based primarily on customer relationships, range and quality of services or product offerings, customer service, timeliness, geographic proximity, and competitive rates. CBIZ competes with a number of multi-location regional or national operators and a large number of relatively small independent operators in local markets. CBIZ's competitors in the professional outsourced business services industry include independent consulting services companies, divisions of diversified enterprises, insurance brokers and banks.

ACQUISITIONS AND DIVESTITURES

     Acquisitions are an important part of our strategy. CBIZ is looking to strengthen our operations and customer service capabilities by making acquisitions in markets where we currently operate and where the prospects are favorable to increase our market share and become a significant provider of a comprehensive range of outsourced business services. In October 2002, CBIZ acquired a benefits and insurance firm located in the Maryland area.

     In 2002, CBIZ sold, closed, or committed to sale sixteen operating entities in order to rationalize its business operations by divesting business units that were either underperforming, located in secondary markets, or did not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. These divestitures are consistent with CBIZ's plan to focus on metropolitan markets in which we can strengthen our ATA and Benefits & Insurance core service offerings. Going forward, CBIZ may, from time to time, recognize additional gains and/or losses on divestitures.

REGULATION

     CBIZ's operations are subject to regulations by federal, state, and local governing bodies. Accordingly, our outsourced business services may be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration, tax and accounting. CBIZ remains abreast of regulatory changes affecting our business, as these changes often affect clients' procedures with respect to employment, taxation, benefits, and accounting. For instance, changes in income, estate, or property tax laws may require additional consultation with clients subject to these changes to ensure their procedures comply with revised regulations.

     CBIZ itself is subject to industry regulation and changes within it, including changes in laws, regulations, and codes of ethics governing the accounting industry, the interpretation of which may restrict CBIZ's operations. CBIZ is currently in compliance with laws and regulations that have been recently changed or imposed, and is not aware of any proposed changes that will have a negative impact on CBIZ's operations, or that CBIZ does not believe it will be able to comply with.

     CBIZ is subject to certain privacy, security, and electronic-data provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and corresponding provisions of state law which may restrict CBIZ's operations and give rise to expenses related to compliance.

     On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 to reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. The new legislation requires the following: (i) CEOs and

CFOs to certify that company financial statements fairly present the company's financial condition.; (ii) public companies to report certain off-balance-sheet transactions, as well as to present any pro forma disclosures in a way that is not misleading and is in accordance with requirements to be established by the Securities Exchange Commission (SEC). The new legislation also accelerates the required reporting of insider stock transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one "financial expert". CBIZ is currently in compliance with those requirements effective in 2002, and believes it will be in compliance with each of the foregoing requirements that become effective in future periods.

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

EMPLOYEES

     At December 31, 2002, CBIZ employed approximately 4,900 employees, approximately half of whom are professionals. The Company believes that it has a good relationship with its employees. CBIZ realizes that as a professional services company that differentiates itself from competitors through the quality and diversity of our service offering, the Company's employees are our most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of our employees.

SEASONALITY

     A disproportionately large amount of CBIZ's revenue occurs in the first half of the year. This is due primarily to the Company's accounting and tax practice, which is subject to seasonality related to the heavy volume in the first four months of the year. CBIZ's ATA group generated approximately 44% of its revenue in the first four months of 2002. Like most professional service companies, most of CBIZ's operating costs are fixed, resulting in much higher operating margins in the first half of the year.

PROPERTIES

     CBIZ's corporate headquarters are located at 6480 Rockside Woods Blvd., South, Suite 330, Cleveland, Ohio 44131, in leased premises. Some of CBIZ's property and equipment are subject to liens securing payment of indebtedness of CBIZ and its subsidiaries. CBIZ and its subsidiaries lease more than 160 offices in 33 states and one in Toronto, Canada, as well as office equipment and company vehicles. As CBIZ continues to consolidate and rationalize its operations, we expect to reduce the number of leases we currently hold. CBIZ believes that our current facilities are sufficient for our needs.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

     This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report, including without limitation, "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding CBIZ's financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "believes," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this 10-K, in the 2002 Annual Report and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

  WE MAY BE MORE SENSITIVE TO REVENUE FLUCTUATIONS THAN OTHER COMPANIES, WHICH COULD RESULT IN FLUCTUATIONS IN THE MARKET PRICE OF OUR COMMON STOCK.

     A substantial majority of our operating expenses such as personnel and related costs, depreciation and rent, are relatively fixed in the short term. As a result, we may not be able to quickly reduce costs in response to any decrease in revenue. For example, any decision by a significant client to delay or cancel our services may cause significant variations in operating results and could result in losses for the applicable quarters. Additionally, the general condition of the United States economy, and the current weakness in the economy, has and will continue to affect our business. Potential new clients may defer from switching service providers in light of these economic conditions. Any of these factors could cause our quarterly results to be lower than expectations of securities analysts, which could result in a decline in the price of our common stock.

  WE HAVE A RISK THAT PAYMENTS ON ACCOUNTS RECEIVABLE OR NOTES RECEIVABLE MAY BE SLOWER THAN EXPECTED, OR THAT AMOUNTS DUE ON RECEIVABLES OR NOTES MAY NOT BE FULLY COLLECTABLE.

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

  WE ARE DEPENDENT ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES.

     Our success depends in large part upon the abilities and continued services of our executive officers and other key employees, such as our business unit presidents. In the course of business operations, employees may resign and seek employment elsewhere. Certain principal employees, however, are bound in writing to non-compete agreements barring competitive employment, client solicitation, and solicitation of employees for a period of between two and ten years following his or her resignation. We cannot assure you that we will be able to retain the services of our key personnel. If we cannot retain the services of key personnel, there could be a material adverse effect on our business, financial condition and results of operations. While we generally have employment agreements and non-competition agreements with key personnel, courts are at times reluctant to enforce such non-competition agreements. In addition, many of our executive officers and other key personnel are either participants in our stock option plan or holders of a significant amount of our common stock. We believe that these interests provide additional incentives for these key employees to remain with us. In order to support our growth, we will continue to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

  RESTRICTIONS IMPOSED BY INDEPENDENCE REQUIREMENTS AND CONFLICT OF INTEREST RULES MAY LIMIT THE CLIENTS WE SERVICE AND THE ABILITY OF THE ATTEST FIRMS WITH WHICH WE HAVE CONTRACTUAL RELATIONSHIPS TO PROVIDE ATTESTATION SERVICES.

     We do not offer audit and attest services, other than internal audit services. However, we maintain joint-referral relationships with independent licensed CPA firms under which audit and attest services may be provided to CBIZ's clients. Under these service agreements, we provide administrative services and lease staff in exchange for a fee. Revenue from these agreements is reflected in our financial statements.

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

     - selling any prohibited non-audit services to an SEC-reporting attest client.

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

     CBIZ and the attest firms with which we are associated have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. These procedures include independence screening in connection with the selection of attest clients as well as periodic confirmations of independence by officers, directors and professionals of us and the attest firms. We remain in contact with state accountancy regulators in jurisdictions in which we operate to ensure our business services model complies with independence regulations. To date, no state accountancy regulatory authority has prohibited our operations in any jurisdiction. However, state accountancy regulatory authorities may elect to apply new rules that may restrict our service offerings to clients.

     There can be no assurance that following the policies and procedures implemented by us and the attest firms will enable us and the attest firms to avoid circumstances that would cause us and them to lack independence from an SEC-reporting attest client; nor can there be any assurance that state accounting associations will not extend current restrictions on the profession to include private companies. To the extent that licensed CPA firms for whom we provide administrative and other services are affected, we may experience a decline in fee revenue from these businesses as well. To date, revenues derived from providing services in connection with attestation engagements of the attest firms performed for SEC-reporting clients have not been material.

  GOVERNMENTAL REGULATIONS AND INTERPRETATIONS ARE SUBJECT TO CHANGES.

     Laws and regulations often result in changes in the amount or the type of business services required by businesses and individuals. We cannot be sure that future laws and regulations will provide the same or similar opportunities for us to provide business consulting and management services to businesses and individuals. Accordingly, CBIZ's ability to continue to operate in some states may depend on our flexibility to modify our operational structure in response to these changes in regulations.

  WE ARE SUBJECT TO RISK AS IT RELATES TO PROCESSING CUSTOMER TRANSACTIONS FOR OUR PAYROLL, MEDICAL PRACTICE MANAGEMENT, PROPERTY TAX MANAGEMENT, AND CERTAIN OTHER TRANSACTION PROCESSING BUSINESSES.

     The high volume of client funds processed by us in our payroll and certain other businesses entails risks for which we may be held liable if the accuracy or timeliness of the transactions processed is not correct. We could incur significant legal expense to defend any claims against us, even those claims without merit. While we carry insurance against these potential liabilities, we cannot be certain that circumstances surrounding such an error would be entirely reimbursed through insurance coverage.

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

  WE COULD BE HELD LIABLE FOR ERRORS AND OMISSIONS.

     All of our professional business services entail an inherent risk of professional malpractice and other similar claims. Therefore, we maintain errors and omissions insurance coverage. Although we believe that our insurance coverage is adequate, we cannot be certain that actual future claims or related legal expenses would not exceed the coverage amounts. If we have a large claim on our insurance, the rates for such insurance may increase, but contractual arrangements with clients may constrain our ability to incorporate such increases into service fees. Such insurance rate increases, as well as any underlying claim, could have a material adverse effect on our business, financial condition and results of operations.

  OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER OUR OPERATIONS.

     As of March 24, 2003, the following groups owned the following aggregate amounts and percentages of our common stock, including shares that may be acquired by exercising options or warrants:

     - approximately 14,788,098 shares, representing 15.5% of all our outstanding common stock, were owned by Michael G. DeGroote;

     - approximately 5,422,222 shares, representing 5.7% of all our outstanding common stock, were owned by H. Wayne Huizenga, a principal stockholder; and

     - approximately 23,289,418 shares, representing 24.4% of all our outstanding common stock, were owned by our executive officers, directors, Mr. DeGroote and Mr. Huizenga, as a group.

     Because of their stock ownership, these persons can substantially influence actions that require the consent of a majority of our outstanding shares, including the election of directors.

  WE HAVE SHARES ELIGIBLE FOR FUTURE SALE THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares, and have issued and outstanding approximately 95 million shares. More than 47 million of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, the shares were contractually restricted from sale for periods up to two years, most of which had expired by the end of 2001. As of March 24, 2003, 177,000 shares of common stock were under lock-up contractual restrictions. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock. As of March 24, 2003, we also have registered under the Securities Act the following shares of common stock for the following purposes:

     - $125 million in shares of our common stock, debt securities, and warrants to purchase common stock or debt securities, of which $100 million remain available to be offered from time to time by us to the public under our universal shelf registration statement;

     - 15 million shares of our common stock, all of which remain available to be offered from time to time by us in connection with acquisitions under our acquisition shelf registration statement; and

     - 6 million shares of our common stock, part of a shelf registration statement, of which a majority have yet to be sold thereunder.

  WE ARE RELIANT ON INFORMATION PROCESSING SYSTEMS.

     Our ability to provide outsourced business services depends on our capacity to store, retrieve process and manage significant databases, and expand and upgrade periodically our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage, or other disruption could have a material adverse effect on our business, financial condition and results of operations. Although we have disaster recovery procedures in place and insurance to protect against such contingencies, we cannot be sure that insurance or these services will continue to be available at reasonable prices, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide outsourced business services.

  WE MAY NOT BE ABLE TO ACQUIRE AND FINANCE ADDITIONAL BUSINESSES.

     We completed a significant number of acquisitions from 1996 through 1999. While we have made only one acquisition in 2002, it is our intention to selectively acquire businesses that are complementary in building out our service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms. We cannot assure you that such acquisitions, even if obtained, will perform as expected or will contribute significant revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. Management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs in the foreseeable future; however, there are certain restrictions under our bank line of credit that may prohibit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. See note 8 to CBIZ's consolidated financial statements included herewith.

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

     CBIZ makes available, free of charge on its website, www.cbiz.com, through the Investor Information pages, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to all those reports as soon as reasonably practicable after CBIZ files (or furnishes) such reports to the U.S. Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

     Since September 1999, seven purported stockholder class-action lawsuits filed against CBIZ and certain of our current and former directors and officers were consolidated as In Re Century Business Services Securities Litigation, Case No. 1:99CV2200, in the United States District Court for the Northern District of Ohio. The plaintiffs alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February 1998 through January 2000 by, among other things, improperly amortizing goodwill and failing to adequately monitor changes in operating results. The United States District Court dismissed the matter with prejudice on June 27, 2002. The matter was appealed by the plaintiffs to the Sixth Circuit Court of Appeals. No decision has been rendered on the appeal.

     CBIZ and the named officer and director defendants deny all allegations of wrongdoing made against them in these actions and intend to continue vigorously defending this matter. Although the ultimate outcome of such litigation is uncertain, based on the allegations contained in the complaints and the carefully considered judgment of the District Court in dismissing the case, management does not believe that these lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

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

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              --------------
                                                              HIGH      LOW
                                                              -----    -----
2001
  First Quarter.............................................  $2.63    $1.16
  Second Quarter............................................   5.50     1.59
  Third Quarter.............................................   4.78     2.02
  Fourth Quarter............................................   2.75     1.50
2002
  First Quarter.............................................   3.56     2.05
  Second Quarter............................................   4.07     2.81
  Third Quarter.............................................   3.21     1.91
  Fourth Quarter............................................   3.50     2.20

     On December 31, 2002, the last reported sale price of CBIZ's Common Stock as reported on the Nasdaq National Market (Nasdaq Amex-Online) was $2.65 per share. As of February 21, 2003, CBIZ had 8,844 holders of record of its common stock, and the last sale of CBIZ's common stock as of that date was $2.75.

DIVIDEND POLICY

     CBIZ has not paid cash dividends on its common stock since April 27, 1995, and does not anticipate paying cash dividends in the foreseeable future. CBIZ's Board of Directors decides on the payment and level of dividends on common stock. The Board of Directors' decision is based among other things on results of operations and financial condition. In addition, CBIZ's credit facility contains a requirement for lender consent prior to the declaration of any dividends. CBIZ currently intends to retain future earnings to finance the ongoing operations and growth of the business. Any future determination as to dividend policy will be made at the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects, limitations on dividend payments pursuant to credit or other agreements and such other factors as the Board of Directors may deem relevant.

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

                                                                   YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                      2002       2001       2000        1999       1998
                                                    --------   --------   ---------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...........................................  $504,335   $516,892   $ 551,171   $529,639   $346,143
Operating expenses................................   445,666    447,513     490,581    440,381    275,895
                                                    --------   --------   ---------   --------   --------
Gross margin......................................    58,669     69,379      60,590     89,258     70,248
Expenses:
  Corporate general and administrative............    19,672     19,797      24,694     19,138      5,155
  Depreciation and amortization...................    20,657     40,636      43,339     22,192     10,423
  Merger-related..................................        --         --          --      5,789      4,535
                                                    --------   --------   ---------   --------   --------
Operating income (loss)...........................    18,340      8,946      (7,443)    42,139     50,135
Other income (expense):
  Interest expense................................    (2,478)    (6,797)    (12,113)    (6,552)    (3,240)
  Goodwill impairment.............................        --         --     (32,953)        --         --
  Gain (loss) on sale of operations, net..........       930     (7,113)    (31,576)    (7,067)     1,450
  Other income (expense), net.....................    (1,112)     3,939      (5,834)    (4,626)     3,253
                                                    --------   --------   ---------   --------   --------
      Total other income (expense)................    (2,660)    (9,971)    (82,476)   (18,245)     1,463
Income (loss) from continuing operations before
  income tax expense..............................    15,680     (1,025)    (89,919)    23,894     51,598
Income tax expense................................     8,124     12,192       1,514     13,543     18,189
                                                    --------   --------   ---------   --------   --------
Income (loss) from continuing operations..........     7,556    (13,217)    (91,433)    10,351     33,409
Income (loss) from operations of discontinued
  businesses, net of tax..........................    (1,926)    (2,783)    (17,041)    (2,517)    10,481
Loss on disposal of discontinued businesses, net
  of tax..........................................    (2,471)        --      (5,697)      (391)        --
Cumulative effect of change in accounting
  principle, net of tax...........................   (80,007)        --     (11,905)        --         --
                                                    --------   --------   ---------   --------   --------
Net income (loss).................................  $(76,848)  $(16,000)  $(126,076)  $  7,443   $ 43,890
                                                    ========   ========   =========   ========   ========
Basic Shares......................................    94,810     94,818      94,674     86,851     67,880
Diluted shares....................................    96,992     94,818      94,674     91,702     81,084
Diluted earnings (loss) per share:
  From continuing operations......................  $   0.08   $  (0.14)  $   (0.96)  $   0.11   $   0.41
  From discontinued operations....................  $  (0.05)  $  (0.03)  $   (0.24)  $  (0.03)  $   0.13
  From cumulative effect of accounting change.....  $  (0.82)  $     --   $   (0.13)  $     --   $     --
                                                    --------   --------   ---------   --------   --------
  From net income (loss)..........................  $  (0.79)  $  (0.17)  $   (1.33)  $   0.08   $   0.54
                                                    ========   ========   =========   ========   ========
OTHER DATA:
Total assets......................................  $433,111   $528,349   $ 649,494   $809,085   $579,764
Total liabilities.................................  $138,793   $157,702   $ 262,556   $295,953   $175,403
Total stockholders' equity........................  $294,318   $370,647   $ 386,938   $513,132   $404,361
PRO FORMA NET INCOME(1):
Net income (loss).................................  $  7,556   $  7,332   $ (65,584)  $ 16,661   $ 35,691
Basic earnings (loss) per share...................  $   0.08   $   0.08   $   (0.69)  $   0.19   $   0.53
Diluted earnings (loss) per share.................  $   0.08   $   0.08   $   (0.69)  $   0.18   $   0.44

---------------

(1) Pro forma net income (loss) represents income from continuing operations assuming the change in accounting principles for Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, adopted January 1, 2000, and Financial Accounting Standards Board (FASB) No. 142, adopted January 1, 2002, were applied retroactively, net of taxes, for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of CBIZ's financial position and results of operations for each of the years ended December 31, 2002, 2001 and 2000. This discussion should be read in conjunction with CBIZ's consolidated financial statements and notes thereto included elsewhere in this Annual Report.

RECENT DEVELOPMENTS

     During 2002, CBIZ rationalized and sharpened the focus of its operations by selling, closing or committing to sale, the divestiture of sixteen businesses. Five of these operations have been classified as discontinued operations, in connection with the adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Eleven of these operations did not meet the criteria for treatment as discontinued operations and have been accounted for as gain (loss) on divested operations from continuing operations in the accompanying statements of operations. CBIZ will continue to divest those non-strategic businesses that are either under-performing, are located in secondary markets, or that do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. Although we cannot predict the proceeds for certain units or the resulting gain or loss, additional gains/losses may be incurred as future transactions are completed.

     In conjunction with the focus to rationalize the business, CBIZ is also focused on acquiring businesses that will complement its service offerings in those primary markets where CBIZ already has a significant presence. During the fourth quarter of 2002, CBIZ acquired a benefits and insurance company to strengthen our presence in the Maryland area.

OPERATING PRACTICE GROUPS

     CBIZ currently delivers products and services through three practice groups. Below is a brief description of these groups' operating results and factors affecting their businesses. The services offered under each of these groups are described in Part I of this report.

     Accounting, Tax and Advisory Services. The ATA group contributed approximately $209.9 million and $231.4 million of revenue, or approximately 42% and 45% of CBIZ's annual revenue in 2002 and 2001, respectively. The decrease in revenue attributable to divestitures completed during the year ended December 31, 2002 was $11.0 million. For ATA businesses with a full period of operations for the year ended December 31, 2002, revenue decreased $10.5 million, or 4.5%. This decrease in same-unit revenue was primarily driven by the decrease for the demand in discretionary work, such as consulting projects and special work related to business transactions related to mergers and acquisitions, and a weak economy. These decreases in revenue caused a decrease in gross margin from 14.7% in 2001 to 13.3% in 2002. CBIZ expects its ATA Services group to achieve modest revenue growth, as well as improvement in gross margin in 2003. Improvements in staff utilization, both internally and through the arrangement with HarborView, are expected to contribute to margin improvement. Under the terms of the agreement between the two companies, CBIZ is the exclusive provider of professional staff to HarborView Partners to conduct internal audits for engagements that HarborView Partners secures within the United States.

     Benefits and Insurance Services. The Benefits and Insurance group contributed approximately $150.5 million and $141.3 million of revenue, or approximately 30% and 27% of CBIZ's annual revenue in 2002 and 2001, respectively. The increase in revenue is attributable to organic growth, offset by the decrease in revenue related to divestitures completed during the year ended December 31, 2001 of $5.0 million. For Benefits and Insurance businesses with a full period of operations for the year ended December 31, 2002, same-unit revenue increased $14.2 million, or 10.0%. The gross margin decreased slightly from 20.6% in 2001 to 18.0% in 2002. CBIZ's Benefits and Insurance group had benefited in the last year from a firming of premium prices, particularly for the group health and property and casualty products. In addition, the worksite marketing division increased revenue and improved their profitability significantly, due to several large cases closed in 2002. However, reductions in equity values have caused revenue to decline on asset-based fees, particularly in the pension and retirement areas.

Due to a number of factors, including the increasing costs of health care and an aging population, CBIZ expects premium pricing to remain stable.

     National Practices Services. The National Practices group contributed approximately $143.9 million and $144.2 million of revenue, or approximately 28% of CBIZ's annual revenue in 2002 and 2001, respectively. Included in the results of the National Practices group are those of CBIZ MMP, which contributed approximately $66.2 million and $56.8 million, or 13% and 11%, of CBIZ's annual revenue in 2002 and 2001, respectively. CBIZ MMP's revenue growth of 16.4% is attributable to the addition of new clients, growth of existing clients and expansion into new markets, such as entrance into the western region of the United States during 2002. Revenue for CBIZ MMP is based on a percentage of patient accounts collected on behalf of their clients. The gross margin decreased slightly from 19.4% in 2001 to 17.6% in 2002 due in part to medicare reimbursement costs and investment costs related to the expansion into new regions. CBIZ expects growth in revenue of CBIZ MMP to continue, although we cannot assure that the growth will continue at the levels we have seen in the past year.

     The other units within National Practices, excluding CBIZ MMP, contributed approximately $77.8 million and $87.4 million of revenue in 2002 and 2001, respectively. The decrease in revenue attributable to divestitures completed during the year ended December 31, 2001 was $8.1 million. For other National Practices businesses with a full period of operations for the year ended December 31, 2002, revenue decreased $1.5 million, or 1.7%. The decrease in same-unit revenue was related to several areas, including the information technology (IT) area, valuation and property tax services, and government relations. This was offset by improvement in health care consulting and improvement in CBIZ's Mergers & Acquisition Group. The increase in capital management revenues was primarily affected by one significant transaction in the fourth quarter, the sale of its clients Floors, Inc., Arvada Hardwood Floor Co. and Floorworks Inc. to the Home Depot. Gross margins for other National Practices decreased from 4.1% in 2001 to 1.5% in 2002, primarily driven by valuation adjustments to inventory in the IT group. While CBIZ targets large transactions of this nature in our mergers and acquisition business, we are not able to predict the timing or amount of these types of transactions, nor are we able to determine if they will continue in the future. CBIZ does expect modest growth in revenue for the other National Practices, as well as margin improvement.

RESULTS OF OPERATIONS -- CONTINUING OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

 Revenues

     Total revenue for the year ended December 31, 2002 was $504.3 million as compared to $516.9 million for the year ended December 31, 2001, representing a decrease of $12.6 million, or 2.4%. The decrease in revenue attributable to divestitures completed during the year ended December 31, 2002 was $24.1 million. For business units with a full period of operations for the year ended December 31, 2002 revenue increased $11.6 million or 2.3%. A more comprehensive analysis of revenue is discussed above by operating practice groups.

 Expenses

     Operating expenses decreased to $445.7 million for the year ended December 31, 2002, from $447.5 million for the comparable period in 2001, representing a decrease of $1.8 million. The decrease was primarily attributable to the divestiture of low-margin businesses, as well as expense reductions initiated in the second quarter of 2002 to help bring compensation expenses back in line with revenue levels. Compensation expense (excluding severance), which represents approximately 71% of operating expenses, decreased by $8.0 million, or 2.5%. These cost reductions were offset by charges for severance, restructuring and inventory adjustments. As a result of expense reductions and continuing consolidation activities, CBIZ incurred severance and restructuring costs of $4.6 million for the year ended December 31, 2002, an increase of $2.4 million. In addition, CBIZ incurred a $1.3 million expense charge related to a valuation and obsolescence adjustment for inventory carried to support IT network maintenance contracts that have been recently terminated. As a percentage of revenue, operating expenses for the year ended December 31, 2002 were 88.4% compared to 86.6% for the year ended December 31, 2001, representing an increase of 1.8%.

     Corporate general and administrative expenses decreased to $19.7 million for the year ended December 31, 2002, from $19.8 million for the comparable period in 2001, representing a decrease of $0.1 million, or 0.5%. While costs have remained relatively flat, the composition of general and administrative costs has changed from 2001. Compensation expenses have decreased, while expenditures for national marketing efforts and legal costs to pursue cases concerning non-competition violations by former employees, insurance coverage issues, and other cases in which CBIZ is involved, have increased. Corporate general and administrative expenses represented 3.9% of total revenues for the year ended December 31, 2002, compared to 3.8% for the comparable period in 2001.

     Depreciation and amortization expense decreased to $20.7 million for the year ended December 31, 2002, from $40.6 million for the comparable period in 2001, representing a decrease of $19.9 million, or 49.0%. The decrease is primarily attributable to a decrease in goodwill amortization of $21.9 million resulting from the adoption of SFAS No. 142 which no longer allows for the amortization of goodwill. The decrease was offset by increases related to accelerated amortization expense of deferred debt costs in connection with entering into a new credit facility, accelerated depreciation costs related to changes in useful lives of assets held at sites being consolidated, and additional capital expenditures made since December 31, 2001. As a percentage of revenue, depreciation and amortization expense (excluding goodwill amortization) decreased to 4.1% for the year ended December 31, 2002 from 3.6% for the comparable period in 2001.

     Interest expense decreased to $2.5 million for the year ended December 31, 2002, from $6.8 million for the same period in 2001, a decrease of $4.3 million, or 63.5%. The decrease is the result of both lower average outstanding debt balances and a lower average interest rate in 2002. The average debt balance was $38.6 million for the year ended December 31, 2002 compared to $84.7 million for the year ended December 31, 2001. The weighted average interest rate on bank debt was 5.6% for the year ended December 31, 2002 compared to 7.6% for the same period in 2001.

     CBIZ recorded a net gain from divested operations of $0.9 million for the year ended December 31, 2002, as compared to a net loss of $7.1 million for the year ended December 31, 2001. CBIZ completed the divestiture of eleven non-core business operations during the year ended December 31, 2002, either through sale or closure. During 2001, the net loss was attributable to the divestiture of fifteen non-core operations. CBIZ also recorded in 2001 a loss on the planned divestiture of four non-core business units for 2002, based on estimated proceeds. In addition to this divestiture activity, CBIZ classified five operations as discontinued operations during 2002, in connection with the adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of these operations are disclosed separately on the consolidated financial statements and discussed separately under "Results of Operations -- Discontinued Operations" below.

     Other income (expense), net was $1.1 million of expense for the year ended December 31, 2002, as compared to $3.9 million of income for the comparable period in 2001, representing a change of approximately $5.0 million. Other income (expense), net is comprised primarily of interest income earned in CBIZ's payroll business, gains and losses on the sale of assets, charges for legal reserves and settlements, and miscellaneous income, such as contingent royalties from previous divestitures. The decrease in other income (expense), net is primarily attributable to a $2.4 million charge related to the write-down of CBIZ's investment in two high-tech start-up ventures, and a note taken in connection with the divestiture of the hazardous waste operation in 1997, that were deemed impaired in 2002. In addition, interest income decreased $1.3 million related to lower interest rates in 2002.

     CBIZ recorded income tax expense from continuing operations of $8.1 million for the year ended December 31, 2002, compared with $12.2 million in 2001. The effective tax rate was 51.8% for the year ended December 31, 2002. The effective tax rate for the year ended December 31, 2002, is higher than the statutory federal and state tax rates of approximately 40% due to permanent differences such as non-deductible goodwill related to the disposition of businesses. The effective tax rate 2001 is higher than the statutory rates primarily due to the significant amount of goodwill amortization expense, the majority of which is not deductible for tax purposes.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

 Revenues

     Total revenue for the year ended December 31, 2001 was $516.9 million as compared to $551.2 million for the year ended December 31, 2000, representing a decrease of $34.3 million, or 6.2%. The decrease in revenue was primarily attributable to (i) divestitures completed during the year ended December 31, 2001, and (ii) lower than expected revenue resulting from generally weak economic conditions. The decrease in revenues attributable to divestitures was $30.9 million. For business units with a full period of operations for the years ended December 31, 2001 and 2000, revenue decreased $3.4 million. For the period of September through December, the company experienced lower revenues in most of its business units due to weak economic conditions. Lower revenues were particularly significant in several lines of business including ten business units which provide capital markets, IT and other consulting services. Same-unit revenue in these business units fell $17.2 million, or 20.9% in 2001 compared to 2000. During the fourth quarter, same-unit revenue from these business units declined by $6.1 million, or 30.7% compared to the fourth 2000.

  Expenses

     Operating expenses decreased to $447.5 million for the year ended December 31, 2001, from $490.6 million for the comparable period in 2000, representing a decrease of $43.1 million, or 8.8%. Such decrease was primarily attributable to reductions in personnel costs of $15.5 million, facility costs of $1.3 million, and the reduction in bad debt expense of $17.4 million. These reductions in expenses were primarily from ongoing operations, although a portion of the reductions are a result of divestitures completed subsequent to December 31, 2000. Other operating costs such as commission expense and product costs have also decreased due to decreased revenue. As a percentage of revenue, operating expenses for the year ended December 31, 2001 were 86.6% compared to 89.0% for the year ended December 31, 2000, representing a decrease of 2.4%.

     Corporate general and administrative expenses decreased to $19.8 million for the year ended December 31, 2001, from $24.7 million for the comparable period in 2000, representing a decrease of $4.9 million, or 19.8%. Such decrease was attributable to lower personnel costs of $1.2 million and lower technology expenditures of $2.8 million. Corporate general and administrative expenses represented 3.8% of total revenues for the year ended December 31, 2001, compared to 4.5% for the comparable period in 2000.

     Depreciation and amortization expense decreased to $40.6 million for the year ended December 31, 2001, from $43.3 million for the comparable period in 2000, representing a decrease of $2.7 million, or 6.2 %. The decrease is primarily attributable to lower goodwill amortization of $4.1 million as a result of goodwill impairment recorded in the fourth quarter of 2000 and a reduction in goodwill related to divestures completed in 2000 and 2001. The decrease was primarily offset by an increase in depreciation expense related to capital expenditures, a significant amount of which occurred in 2000, which were primarily related to consolidation efforts. As a percentage of revenue, depreciation and amortization expense increased to 7.9% for the year ended December 31, 2001 from 7.9% for the comparable period in 2000.

     Interest expense decreased to $6.8 million for the year ended December 31, 2001, from $12.1 million for the same period in 2000, a decrease of $5.3 million, or 43.9%. The decrease is a result of CBIZ paying down its bank debt during 2001 from $117.5 million to $55 million, a reduction in debt of $62.5 million. Additionally, CBIZ's average interest rate on bank debt dropped throughout 2001. The weighted average interest rate on bank debt was 7.6% for the year ended December 31, 2001 compared to 8.7% for the same period in 2000, and includes the effect of the interest rate swap in 2001.

     CBIZ recorded a loss on sale of operations of $7.1 million for the year ended December 31, 2001, as compared to $31.6 million for the year ended December 31, 2000. Such charges in 2001 are related to the sale or closing of fifteen operations for an aggregate price of $16.5 million, which included $14.0 million of cash, $2.4 million of notes receivables, and $0.1 million in CBIZ stock. In addition to an estimated loss related to the planned divestiture of five additional business units to be completed in 2002. Such charges in 2000 were the result of the divestiture of four operations including three business units previously announced in

December 1999, the sale of CBIZ's franchise operations for $3.8 million and an estimated loss of $27.2 million related to the planned divestiture of two additional business units to be completed in 2001.

     Other income (expense), net was $3.9 million of income for the year ended December 31, 2001, as compared to $5.8 million of expense for the comparable period in 2000, representing a change of approximately $9.8 million. In 2001, other expense is comprised primarily of $2.7 million of interest income and $2.2 million of miscellaneous income offset by $0.6 million of loss on sale of assets and $0.4 million of other expenses. In 2000, other expense is comprised primarily of $1.6 million impairment of note received in connection with the sale on environmental properties in 1997, $3.8 million related to the settlement of and reserve for certain legal proceedings, $0.4 million related to the closing of operations; and $2.7 million related to software and other asset impairment, offset by interest income of $3.9 million.

     CBIZ recorded income tax expense from continuing operations of $12.2 million for the year ended December 31, 2001, compared with an income tax expense of $1.5 million in 2000. CBIZ expensed goodwill amortization of $21.9 million in 2001, a majority of which was not deductible for tax purposes. In addition, CBIZ reduced goodwill by $13.8 million in 2001 in connection with divestures, of which $11.4 million was not deductible for tax purposes. As a result of these adjustments, CBIZ's taxable income was significantly higher than the $1.0 million pretax loss reported, resulting in a tax expense of $12.2 million.

RESULTS OF OPERATIONS -- DISCONTINUED OPERATIONS

     During 2002, CBIZ adopted formal plans to divest five non-core operations which were no longer part of CBIZ's strategic long-term growth objectives. These operations were classified as discontinued operations in connection with the adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the net assets and liabilities and results of operations are reported separately in the consolidated financial statements. Four of these operations were either sold or closed as of December 31, 2002. One operation remains available for sale as of December 31, 2002, and the sale is expected to be completed within one year. Based on the estimated cost of closure and purchase price, CBIZ recorded a loss on disposal from discontinued operations, net of tax, of $2.5 million for the year ended December 31, 2002. Revenue associated with these five discontinued operations for the years ended December 31, 2002, 2001 and 2000 was $7.2 million, $10.0 million and $16.6 million, respectively. The loss from operations, net of tax, associated with these divestitures for the years ended December 2002, 2001 and 2000 was $1.9 million, $2.8 million and $15.8 million, respectively.

     During 2000, CBIZ completed the sale of its risk-bearing specialty insurance segment, as well as American Inspection and Audit Services, Inc. and CSC Insurance Agency, Inc., collectively referred to as the Divested Entities, for $28 million, resulting in a loss on disposal of discontinued businesses, net of tax of $5.7 million. These Divested Entities were classified as discontinued operations in 2000 under APB Opinion 30, the accounting literature for discontinued operations then in effect. For the year ended December 31, 2000 revenue associated with these discontinued operations was $22.6 million and the related loss from operations, net of tax, was $1.2 million.

RESULTS OF OPERATIONS -- CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2002, CBIZ adopted Statement of Financial Accounting Standard No., 142 "Goodwill and Other Intangible Assets" (SFAS 142), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. SFAS 142 also requires intangible assets with finite useful lives to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." CBIZ finalized the required transitional tests of goodwill during 2002, and recorded an impairment charge of $88.6 million on a pre-tax basis. This non-cash charge is reflected as a cumulative effect of a change in accounting principle net of tax benefit of $8.6 million.

     During the fourth quarter of 2000, CBIZ adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in the Financial Statements." SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. In light of the guidance to conform to SAB 101 and the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000, CBIZ changed certain revenue recognition policies effective January 1, 2000. Prior to this change CBIZ's revenue recognition had been in accordance with GAAP and industry standards. Due to this change, CBIZ recorded a cumulative adjustment in the first quarter 2000 of $11.9 million (net of tax benefit of $7.9 million). The impact in 2000 of adopting SAB 101 resulted in a reduction in revenue of approximately $18.2 million, a reduction in operating expense of approximately $11.4 million, and a reduction in income from continuing operations (before cumulative effect of accounting change) of approximately $6.8 million (pretax).

FINANCIAL CONDITION

     Total assets were $433.1 million and total liabilities were $138.8 million as of December 31, 2002 and shareholders equity was $294.3 million. Current assets of $202.7 million exceeded current liabilities of $116.4 million by $86.3 million at December 31, 2002.

     Cash and cash equivalents increased $2.0 million to $6.4 million for the year ended December 31, 2002. Restricted cash was $17.0 million at December 31, 2002, an increase of $3.6 million from a year ago. Restricted cash represents those funds held in connection with CBIZ's NASD regulated operations and funds held in connection with the pass through of insurance premiums to the carrier. As further described in note 1 to the consolidated financial statements contained herein, funds held for clients were $49.2 million, which is directly offset by client fund obligations. Cash, restricted cash and funds held for clients fluctuate during the year based on the timing of cash receipts and related payments. Accounts receivable were $103.0 million at December 31, 2002, and declined by $9.7 million from a year ago. The decline in receivables was due to the improvement in collection of amounts due, divestitures, and the write-off of certain accounts that were deemed uncollectible. Other assets, including notes receivable and property and equipment, are carried at amounts that CBIZ reasonably estimates reflect the value of these assets, considering current circumstances and future expectations. Goodwill and other intangible assets, net of accumulated amortization, decreased $83.4 million, primarily due to impairment for goodwill of $88.6 million recorded in 2002 as a result of the adoption of SFAS 142.

     The accounts payable balance of $22.5 million at December 31, 2002 reflects amounts due to suppliers and vendors. Other current liabilities increased $5.3 million to $37.7 million at December 31, 2002. The change primarily reflects the recording of anticipated costs related to restructuring and accrued compensation expense. Client fund obligations of $49.2 million were directly related to funds held for clients in the same amount as reflected in current assets. CBIZ's credit facility was $17.5 million at December 31, 2002, a reduction of $37.5 million from December 31, 2001. The reduction in debt was a result of CBIZ's positive cash flow generated during 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities in 2002 was $42.3 million versus $55.6 million in 2001, a decrease of $13.3 million. Net cash provided by operating activities was the principal source of funds used to reduce CBIZ's bank debt by $37.5 million.

     Net cash used in investing activities during 2002 of $3.0 million consisted of $7.8 million in proceeds from the disposition of non-core and underperforming business units and $1.9 million collected on notes receivable offset by $8.2 million used for capital expenditures, and $4.6 million used toward the acquisition of a benefits and insurance firm, and funding provided under the HarborView agreement. Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of certain offices, IT capital to support the growth of the medical management practice, and equipment purchases in relation to normal replacement. The majority of capital expenditures represent investment in technology-related items including hardware and software, both to improve back office functions and to provide better solutions for our clients.

     Cash used in investing activities during 2001 of $1.2 million consisted of $14.0 million in proceeds from the disposition of non-core and underperforming business units and $0.2 million of collections on notes receivables. These proceeds were offset by $12.7 million used for capital expenditures, $1.7 million used toward the acquisition of a technology services business and contingent consideration for previous acquisitions (earn-outs), and $1.0 million funding provided under the HarborView agreement. Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of certain offices and equipment purchases in relation to normal replacement.

     During the year ended December 31, 2002, cash used in financing activities of $37.2 million consisted of a net reduction in the bank credit facility of $37.5 million. On September 26, 2002 CBIZ entered into a new senior secured credit agreement with a group of four banks, as described below under "Sources of Cash." CBIZ expects to use the facility for working capital, internal growth initiatives, and its acquisition program.

     Cash used in financing activities in 2001 of $66.1 million consisted primarily of net reduction of $62.5 million in the revolving credit facility and net payments of $3.2 million toward notes payable and capitalized leases. In addition, approximately $0.4 million in cash was used toward the purchase of 170,000 shares of CBIZ's common stock, in accordance with CBIZ's Share Repurchase Program approved by the Board of Directors on August 8, 2001

SOURCES OF CASH

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

     On September 26, 2002 CBIZ entered into a new senior secured credit agreement with a group of four banks. The new $73 million facility carries an option to increase the facility to $80 million and allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ stock. CBIZ expects to use the facility for working capital, internal growth initiatives, and its acquisition program. The facility has a three year term with an expiration date of September 2005. The new credit agreement is secured by all assets and capital stock of CBIZ and its subsidiaries and allows for greater operating flexibility as it pertains to acquisitions and the use of funds for the repurchase of CBIZ stock. Under the new credit agreement, CBIZ is subject to a monthly borrowing base related to accounts receivable and unbilled revenues, and is required to meet certain financial covenants. These covenants require CBIZ to meet certain requirements with respect to (i) minimum tangible net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ is in compliance with its covenants as of December 31, 2002 and projects that it will remain in compliance in 2003.

     At December 31, 2002, CBIZ had $17.5 million outstanding under its credit facility. Management believes that the available funds from the credit facility, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future.

     See note 8 to CBIZ's consolidated financial statements included herewith.

USES OF CASH AND LIQUIDITY OUTLOOK

     CBIZ's capital expenditures from continuing operations totaled $8.2 million, $12.7 million and $19.7 million for the years ended December 31, 2002, 2001 and 2000, respectively, which included expenditures for fixed assets for normal replacement, implementation of the enterprise-wide solution to integrate back office operations and other initiatives, office consolidations, compliance with regulations and market development. During the year ended December 31, 2002, CBIZ principally funded capital expenditures from operating cash flow and financing activities. In 2003, capital expenditures are expected to be approximately $7.5 million, and CBIZ anticipates that during 2003, it will continue to fund these expenditures from operating cash flow supplemented by borrowings under its revolving credit agreement, as necessary.

     At December 31, 2002, based on the borrowing base calculation, CBIZ had approximately $36.0 million of available funds under its credit facility. Management believes that those available funds, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future. To fund operations, capital expenditures and potential acquisitions, CBIZ may also obtain funding by offering securities or debt, through the public markets or the private markets. CBIZ currently has a number of shelf registrations active, under which we can offer such securities. See note 12 to the consolidated financial statements contained herein for a description of the aforementioned registration filings.

     CBIZ's aggregate amount of obligations for the next five years and thereafter is set forth below (in thousands):

                                           2003      2004      2005      2006      2007     THEREAFTER
                                          -------   -------   -------   -------   -------   ----------
Principal payments of bank debt.........  $    --   $    --   $17,500   $    --   $    --    $    --
Letters of credit.......................      681       636       286        --        --        320
Principal payments of notes payable and
  capitalized leases....................    1,008       272       263        40         8         --
Obligations under non-cancelable
  operating leases......................   22,318    19,480    15,316    13,863    12,610     62,836
                                          -------   -------   -------   -------   -------    -------
  Total.................................  $24,007   $20,388   $33,365   $13,903   $12,618    $63,156
                                          =======   =======   =======   =======   =======    =======

INTEREST RATE RISK MANAGEMENT

     CBIZ entered into an interest rate swap agreement in the third quarter of 2001 to reduce the impact of potential rate increases on variable rate debt through its credit facility. The interest rate swap was entered into with a notional amount of $25 million, a fixed LIBOR rate of 3.58%, and a maturity date of August 2003. During 2002, primarily as a result of continued strong cash flow from operations, CBIZ continued to reduce its outstanding debt; therefore, to maintain an effective hedge CBIZ reduced the notional amount of the swap to $15 million. CBIZ accounts for the interest rate swap as a cash flow hedge, whereby the fair value of the interest rate swap is reflected as an asset or liability in the accompanying consolidated balance sheet. The interest rate swap (hedging instrument) matches the notional amount, interest rate index and re-pricing dates as those that exist under the variable rate debt through its credit facility (hedged item). When the interest rate index is below the fixed rate LIBOR, the change in fair value of the instrument represents a change in intrinsic value, which is an effective hedge. This portion of change in value will be recorded as other comprehensive income (loss). For the year ended December 31, 2002, the change in fair value resulted in a loss of approximately $0.3 million, which is recorded as accumulated other comprehensive income (loss) in stockholders' equity.

CRITICAL ACCOUNTING POLICIES

     The policies discussed below are considered by management to be critical to the understanding of CBIZ's consolidated financial statements because their application places significant demand on management's judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that estimates may require adjustment if future events develop differently than forecasted.

REVENUE RECOGNITION AND VALUATION OF UNBILLED REVENUES

     Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured, which is in accordance with GAAP and SAB
101. CBIZ offers a vast array of products and outsourced business services to its clients. Those services are delivered through three practice groups. A description of revenue recognition, as it relates to those groups, is provided below:

     ACCOUNTING, TAX AND ADVISORY SERVICES -- Revenue consists primarily of fees for accounting services, preparation of tax returns and consulting services. Revenues are recorded in the period in which they are earned. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

     BENEFITS & INSURANCE -- Revenue consists primarily of brokerage and agency commissions, and fee income for administering health and retirement plans. A description of the revenue recognition, based on insurance product and billing arrangement, is described below:

     - Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured's (agency or indirect billing) are generally recognized as of the earlier of the effective date of the insurance policy or the date billed to the customer.
     - Commissions to be received directly from insurance companies (direct billing) are generally recognized when the amounts are determined.
     - Life insurance commissions are generally recognized when the amounts are determined.
     - Commission revenue is reported net of sub-broker commissions.
     - Contingent commissions are recognized at the earlier of notification or cash collection.
     - Fee income is recognized as in the period earned, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.

     NATIONAL PRACTICES -- The business units that comprise this practice group offer a variety of services. A description of revenue recognition associated with the primary services is provided below:

     - Mergers & Acquisitions and Capital Advisory -- Revenue associated with non-refundable retainers are recognized on a pro rata basis over the life of the engagement. Revenue associated with success fee transactions are recognized when the transaction is completed.

     - Technology Consulting -- Revenue associated with hardware and software sales are recognized upon delivery and acceptance of the product. Revenue associated with installation and service agreements are recognized as services are performed. Consulting revenue is recognized on an hourly or per diem fee basis.

     - Valuation and Property Tax -- Revenue associated with retainer contracts are recognized on a pro rata basis over the life of the contract, which is generally twelve months. Revenue associated with contingency arrangements is recognized once written notification is received from an outside third party (e.g., assessor in the case of a property tax engagement) acknowledging that the contingency has been resolved.

     - Medical Practice Management -- Revenue is recognized when payments are received on our clients' patient accounts.

VALUATION OF ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

     The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of the collectability of our accounts receivable, including unbilled accounts receivable, related to current period service revenue. Management analyzes historical bad debts, client credit-worthiness, and current economic trends and conditions when evaluating the adequacy of the allowance for doubtful accounts and the collectibility of notes receivable. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result if management made different judgments or utilized different estimates.

VALUATION OF GOODWILL

     Effective January 1, 2002, CBIZ adopted the non-amortization provisions of SFAS 142, and accordingly ceased amortization of our remaining goodwill balance. CBIZ evaluated the goodwill for impairment using the new fair value impairment guidelines of SFAS 142. During 2002, CBIZ completed the process of evaluating our goodwill for impairment using the new fair market impairment guidelines of SFAS 142. This change to a new method of accounting for goodwill resulted in a non-cash impairment charge of $88.6 million on a pretax basis ($80.0 million net of tax), which was recorded as a cumulative effect of a change in accounting principle.

VALUATION OF INVESTMENTS

     CBIZ has certain investments in privately held companies that are currently in their start-up or development stages and are included in "other assets" in the accompanying consolidated balance sheets. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the companies' industries, the strength of the private equity markets and general market conditions. During 2002, CBIZ recorded charges of approximately $1.6 million related to the impairment of certain investments held. Although the market value of these investments is not readily determinable, management believes their current fair values approximate their carrying values as of December 31, 2002. In light of the circumstances noted above, particularly with respect to the current economic environment, it is possible that the fair value of these investments could decline in future periods, and further impairment could occur.

LOSS CONTINGENCIES

     Loss contingencies, including litigation claims, are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis that often depends on judgment about potential actions by third parties.

ESTIMATES OF INCENTIVE COMPENSATION COSTS AND EFFECTIVE INCOME TAX RATES

     Incentive compensation costs and income tax expense are two significant expense categories that are highly dependent upon management estimates and judgments, particularly at each interim reporting date. In arriving at the amount of expense to recognize, management believes it makes reasonable estimates and judgments using all significant information available. Incentive compensation costs are accrued on a monthly basis, and the ultimate determination is made after our year-end results are finalized; thus, estimates are subject to change. Circumstances that could cause our estimates of effective income tax rates to change include the impact of information that subsequently became available as we prepared our corporate income tax returns; the level of actual pre-tax income; revisions to tax positions taken as a result of further analysis and consultation, and changes mandated as a result of audits by taxing authorities

OTHER SIGNIFICANT POLICIES

     Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to understanding the consolidated financial statements. Those policies are described in Note 1 to the consolidated financial statements contained herein.

  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and it is not expected to have a significant impact on our financial position and results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosures," an amendment to SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for the year ended

December 31, 2002, and the interim disclosure requirements are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the recognition of a liability by a guarantor at the inception of certain guarantees, specifically recognition of a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur, even if it is not probable that the payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. CBIZ has adopted the disclosure requirements effective for the year ended December 31, 2002. CBIZ will apply the initial recognition and measurement provisions effective for all guarantees issued or modified after December 31, 2002. Other than letters of credit that are issued in the normal course of business, CBIZ does not enter into guarantees and therefore does not expect the adoption of FIN 45 to have a significant impact on our financial position and results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities (VIEs) which have the characteristics of equity investments at risk not sufficient to permit the entity to finance its activities without additional financial support from other parties, or VIEs in which the equity investor lacks essential characteristics of a controlling financial interest. FIN 46 applies to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. CBIZ will adopt the provisions of FIN 46 in 2003.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     Quantitative Information About Market Risk. CBIZ's floating rate debt under its credit facility exposes the Company to interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at December 31, 2002, interest expense would increase or decrease by $0.2 million annually. CBIZ has entered into an interest rate swap to minimize the potential impact of future increases in interest rates. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management," for a further discussion of this financial instrument.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set forth in Item 15(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Proposal No. 1 -- Election of Directors" in CBIZ's definitive proxy statement relating to the 2003 Annual Stockholders Meeting is incorporated herein by reference.

     On October 10, 2002, CBIZ announced that Chairman Michael G. DeGroote had resigned from the Company's Board of Directors for health reasons, and that current Chief Executive Officer and Director Steven L. Gerard was elected as Chairman of the Board. In addition, to fill the vacancy created by Mr. DeGroote's resignation, the Board of Directors appointed Mr. DeGroote's son, Mr. Gary W. DeGroote, to the Board.

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

NAME                                        AGE                  POSITION(S)
----                                        ---                  -----------
EXECUTIVE OFFICERS AND DIRECTORS:
Steven L. Gerard (1)......................  57    Chairman and Chief Executive Officer
Jerome P. Grisko, Jr. (1).................  41    President and Chief Operating Officer
Ware H. Grove (1).........................  52    Senior Vice President and Chief Financial
                                                  Officer
Douglas R. Gowland........................  61    Senior Vice President
Leonard Miller............................  63    Senior Vice President, Accounting, Tax &
                                                  Advisory
Robert A. O'Byrne.........................  46    Senior Vice President, Benefits &
                                                  Insurance
Michael W. Gleespen.......................  44    Secretary and General Counsel
Rick L. Burdick (1)(2)(3).................  51    Director and Vice Chairman
Gary W. DeGroote..........................  47    Director
Joseph S. DiMartino (3)...................  59    Director
Harve A. Ferrill (2)(3)...................  70    Director
Richard C. Rochon (2)(4)..................  45    Director

OTHER KEY EMPLOYEES:
George A. Dufour..........................  57    Chief Technology Officer
Mark M. Waxman............................  46    Senior Vice President of Marketing
Teresa E. Bruce...........................  38    Vice President, Human Resources
Chris Spurio..............................  37    Vice President, Finance
Kelly J. Kuna.............................  33    Controller

---------------

(1) Member of Management Executive Committee

(2) Member of Audit Committee

(3) Member of Nominating & Governance Committee

(4) Member of Compensation Committee

EXECUTIVE OFFICERS AND DIRECTORS:

     Steven L. Gerard was elected by the Board to serve as its Chairman in October, 2002. He was appointed Chief Executive Officer and Director in October, 2000. Mr. Gerard was Chairman and CEO of Great Point Capital, Inc., a provider of operational and advisory services from 1997 to October 2000. From 1991 to 1997, he was Chairman and CEO of Triangle Wire & Cable, Inc. and its successor Ocean View Capital, Inc. Mr. Gerard's prior experience includes 16 years with Citibank, N.A. in various senior corporate finance and banking positions, including ultimately Senior Managing Director, responsible for the risk management of Citibank's commercial and investment banking activities in the United States, Europe, Australia and Japan. Further, Mr. Gerard served seven years with the American Stock Exchange, where he last served as Vice President of the Securities Division. Mr. Gerard also serves on the Boards of Directors of Fairchild Company, Inc., Lennar Corporation, TIMCO Aviation Services, Inc. and Joy Global, Inc.

     Rick L. Burdick has served as a Director of CBIZ since October 1997, when he was elected as an outside director. In October 2002, he was elected by the Board as Vice Chairman, a non-officer position. Mr. Burdick has been a partner at the law firm of Akin Gump Strauss Hauer & Feld L.P since April 1988. Mr. Burdick serves on the Board of Directors of AutoNation, Inc.

     Gary W. DeGroote has served as a Director of CBIZ since October, 2002, when he was elected as an outside director to serve the remaining term of his father, Michael G. DeGroote, who resigned from the Board for health reasons. Mr. DeGroote is the President of GWD Management Inc., a private Canadian diversified investment holding company founded in 1980 with an office in Burlington, Ontario. Mr. DeGroote also serves as a Director and Officer of other private companies. From 1976 to 1989, Mr. DeGroote held several positions with Laidlaw Inc., a public waste services and transportation company, ending as Vice-President and Director in 1989. From 1991 to 1994, Mr. DeGroote served as President of Republic Environmental Systems Ltd., and Director of Republic Industries Inc. He is currently a Director of Capital Environmental Resources Inc.

     Joseph S. DiMartino has served as a Director of CBIZ since November 1997, when he was elected as an outside director. Mr. DiMartino has been Chairman of the Board of the Dreyfus Family of Funds since January 1995. Mr. DiMartino served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994 and also served as a director of Mellon Bank Corporation. Mr. DiMartino also serves on the Board of Directors of LEVCOR International, The Newark Group, and the Muscular Dystrophy Association.

     Harve A. Ferrill has served as a Director of CBIZ since October 1996, when he was elected as an outside director. Mr. Ferrill served as Chief Executive Officer and Chairman of Advance Ross Corporation, a company that provides tax refunding services, from 1992 to 1996. Mr. Ferrill served as President of Advance Ross Corporation from 1990 to 1992. Since 1996, Advance Ross Corporation has been a wholly-owned subsidiary of Cendant Corporation. Mr. Ferrill has served as President of Ferrill-Plauche Co., Inc., a private investment company, since 1982.

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

     Leonard Miller has served as CBIZ Accounting, Tax and Advisory Services Practice Head since November 2000 and was appointed Senior Vice President in February 2002. Mr. Miller was the President and Director of Financial Operations for Miller Wagner & Company, Ltd. in Phoenix, Arizona for 22 years before the firm joined the Century Business Services family and became Miller Wagner Business Services, Inc. and Miller Wagner & Company, PLLC. Mr. Miller was the Regional Managing Partner for Lester Witte and Company, and was responsible for 11 of its offices prior to co-founding Miller Wagner & Company, Ltd. With over 38 years of experience, Mr. Miller is a recognized expert in the fields of finance, real estate, general business consulting and various litigation support matters. Professional affiliations include the American Institute of Certified Public Accountants (AICPA), the Arizona Society of Certified Public Accountants (ASCPA) and the Illinois Society of Certified Public Accountants (ISCPA).

     Robert A. O'Byrne has served as a Senior Vice President of CBIZ since December 1998 and is responsible for CBIZ's Benefits Administration & Insurance Services Group. Mr. O'Byrne served as President and Chief Executive Officer of employee benefits brokerage/consulting firms Robert D. O'Byrne and Associates, Inc. and The Grant Nelson Group, Inc. prior to their acquisition by CBIZ in December 1997. Mr. O'Byrne has more than 24 years of experience in the insurance and benefits consulting field.

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

     Mark M. Waxman has over twenty years experience in marketing and branding. Prior to joining CBIZ, he was CEO/Creative Director of one of Silicon Valley's most well-known advertising agencies, Carter Waxman.

Most recently, he was a founding partner of SK Consulting (acquired by CBIZ in 1998) providing strategic marketing and branding services to a wide range of companies and industries. Waxman has been a featured marketing columnist and contributor to many business and trade publications, and currently serves on the Board of Trustees of the Montalvo Center for the Arts, the West Valley Mission Foundation, and Catholic Charities, and he recently served as the Chairman of the Board of the Silicon Valley Chamber of Commerce.

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

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference from the discussion under the heading "Executive Compensation" in CBIZ's definitive proxy statement for the 2003 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference from CBIZ's definitive proxy statement for the 2003 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ's fiscal year.

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

     A number of the businesses acquired since October 1996 are located in properties owned indirectly by and leased from persons employed by CBIZ. In the aggregate, CBIZ paid approximately $0.8 million, $1.5 million and $1.5 million for the years ended 2002, 2001 and 2000, respectively, under such leases which management believes were at market rates.

     Rick L. Burdick, a director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP Akin Gump performed legal work for CBIZ during 2002, 2001 and 2000 for which the firm received $119,064, $68,540 and $116,000 from CBIZ, respectively.

     CBIZ and/or its subsidiaries maintain joint-referral relationships and service agreements with licensed CPA firms under which CBIZ subsidiaries provide administrative services (including office, bookkeeping, accounting, and other administrative services, preparing marketing and promotion materials, and leasing of administrative and professional staff) in exchange for a fee. The majority of the partners in the independent CPA firms maintaining administrative service agreements with CBIZ are CBIZ employees.

     Robert A. O'Byrne, Senior Vice President, Benefits & Insurance, was indebted to CBIZ in the amount of $250,000 at December 31, 2002 and $325,000 at December 31, 2001. Likewise, CBIZ was indebted to the former shareholders of RDOB/GNG, of which Mr. O'Byrne is a shareholder, for $420,000 at December 31, 2002. Mr. O'Byrne also has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The note and the program were both in existence at the time CBIZ acquired the former company, of which Mr. O'Byrne was an owner.

     CBIZ has divested several operations during 2002, in an effort to rationalize the business and sharpen the focus on non-strategic businesses. In accordance with this strategy, CBIZ has sold and may sell in the future businesses to former employees or shareholders. Management believes these transactions were priced at market rates, competitively bid, and entered into at arm's length terms and conditions. See note 17 to CBIZ's consolidated financial statements included herewith.

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of a date within 90 days before the filing date of this annual report. Based on this evaluation they concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

          3. Exhibits.

             The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   3.1        Amended and Restated Certificate of Incorporation of CBIZ
              (filed as Exhibit 3.1 to CBIZ's Registration Statement on
              Form 10, file no. 0-25890, and incorporated herein by
              reference).
   3.2        Certificate of Amendment of the Certificate of Incorporation
              of CBIZ dated October 18, 1996 (filed as Exhibit 3.2 to
              CBIZ's Annual Report on Form 10-K for the year ended
              December 31, 1996, and incorporated herein by reference).
   3.3        Certificate of Amendment of the Certificate of Incorporation
              of CBIZ effective December 23, 1997 (filed as Exhibit 3.3 to
              CBIZ's Annual Report on Form 10-K for the year ended
              December 31, 1997, and incorporated herein by reference).
   3.4        Certificate of Amendment of the Certificate of Incorporation
              of CBIZ dated September 10, 1998 (filed as Exhibit 3.4 to
              CBIZ's Annual Report on Form 10-K for the year ended
              December 31, 1998, and incorporated herein by reference).
   3.5        Amended and Restated Bylaws of CBIZ (filed as Exhibit 3.2 to
              CBIZ's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
   4.1        Form of Stock Certificate of Common Stock of CBIZ (filed as
              Exhibit 4.1 to CBIZ's Annual Report Form 10-K for the year ended December 31, 1998, and incorporated herein by
              reference).
   4.4        CBIZ Business Services Employee Stock Investment Plan (filed as exhibit 4.4 to CBIZ's Report on Form S-8 filed June 1,
              2001, and incorporated herein by reference).
  10.1        Form of Warrant to purchase 900,000 shares of CBIZ's common stock issued to Jackson National Life Insurance Company
              (filed as Exhibit 10.2 to CBIZ's Annual Report Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
  10.2        1996 Employee Stock Option Plan (filed as Appendix I to
              CBIZ's Proxy Statement 1997 Annual Meeting of Stockholders
              dated April 1, 1997 and incorporated herein by reference).
  10.3        Amendment to the 1996 Employee Stock Option Plan (filed as
              Exhibit 99.2 to CBIZ's Current Report on Form 8-K dated
              December 14, 1998, and filed January 12, 1999 and
              incorporated herein by reference).
  10.4        Amendment to the 1996 Employee Stock Option Plan (filed on
              Secretary's Certificate as Exhibit 10.10 to CBIZ's Annual
              Report on Form 10-K for the year ended December 31, 2000,
              and incorporated herein by reference).
  10.5        Severance Protection Agreement by and between Century
              Business Services, Inc. and Jerome P. Grisko, Jr. (filed as exhibit 10.11 to CBIZ's Report on Form 10-K for the year
              ended December 31, 2000, and incorporated herein by
              reference).
  10.6        Severance Protection Agreement by and between Century
              Business Services, Inc. and Charles D. Hamm, Jr. (filed as exhibit 10.12 to CBIZ's Report on Form 10-K for the year
              ended December 31, 2000, and incorporated herein by
              reference).
  10.7        Employment Agreement by and between Century Business
              Services, Inc. and Steven L. Gerard. (filed as exhibit 10.13 to CBIZ's Report on Form 10-K for the year ended December
              31, 2000, and incorporated herein by reference).
  10.8        Employment Agreement by and between Century Business
              Services, Inc. and Ware H. Grove. (filed as exhibit 10.14 to
              CBIZ's Report on Form 10-K for the year ended December 31,
              2000, and incorporated herein by reference).
  10.9        Note and Warrant Purchase agreement by and between
              HarborView Partners, LLC, and Century Business Services,
              Inc, dated September 26, 2001 (filed as exhibit 10.16 to
              CBIZ's Report on Form 10-K for the year ended December 31,
              2001, and incorporated herein by reference).
  10.10       Credit Agreement dated September 26, 2002 among Century
              Business Services, Inc., Bank of America, N.A. as Agent,
              Issuing Bank, and Swing Line Bank, and the Other Financial
              Institutions Party Hereto (filed as exhibit 10.17 to CBIZ's
              Report on Form 10-Q for the period ended September 30, 2002, and incorporated herein by reference).
  21.1*       List of Subsidiaries of Century Business Services, Inc.
  23*         Consent of KPMG LLP
  24*         Powers of attorney (included on the signature page hereto).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  99.1*       Certification of Chief Executive Officer Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002
  99.2*       Certification of Chief Financial Officer Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

---------------

* Indicates documents filed herewith.

(b) Reports on Form 8-K

     The following Current Report on Form 8-K was filed during the three months ended December 31, 2002:

     (a) On October 10, 2002, CBIZ filed a Form 8-K announcing that Chairman Michael G. DeGroote had resigned from CBIZ's Board of Directors for health reasons, and that current Chief Executive Officer and Director Steven L. Gerard had been elected as Chairman of the Board, and that Mr. DeGroote's son, Mr. Gary W. DeGroote, was appointed to the Board to fill the vacancy created by Mr. DeGroote's resignation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Century has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTURY BUSINESS SERVICES, INC.
                                          (Registrant)

                                          By: /s/ WARE H. GROVE
                                            ------------------------------------
                                            Ware H. Grove
                                            Chief Financial Officer March 24,
                                              2003

     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below on this Annual Report hereby constitutes and appoints Steven L. Gerard and Ware H. Grove, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution for him and his name, place and stead, in all capacities (until revoked in writing), to sign any and all amendments to this Annual Report of Century Business Services, Inc. and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that each attorney-in-fact and agent, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of Century Business Services, Inc. and in the capacities and on the date indicated above.

/s/ STEVEN L. GERARD                               /s/ JOSEPH S. DIMARTINO
--------------------------------------------       --------------------------------------------
Steven L. Gerard                                   Joseph S. DiMartino
Chairman and Chief Executive Officer               Director

/s/ WARE H. GROVE                                  /s/ HARVE A. FERRILL
--------------------------------------------       --------------------------------------------
Ware H. Grove                                      Harve A. Ferrill
Chief Financial Officer (Principal Financial       Director
and Accounting Officer)

/s/ GARY W. DEGROOTE                               /s/ RICHARD C. ROCHON
--------------------------------------------       --------------------------------------------
Gary W. DeGroote                                   Richard C. Rochon
Director                                           Director

/s/ RICK L. BURDICK
--------------------------------------------
Rick L. Burdick
Director

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

  Independent Auditors' Report .............................    F-2

  Consolidated Balance Sheets as of December 31, 2002 and
     2001...................................................    F-3

  Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000 ......................    F-4

  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2002, 2001 and 2000...........    F-5

  Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000.......................    F-6

  Notes to the Consolidated Financial Statements............    F-7

  Schedule II -- Valuation and Qualifying Accounts and
     Reserves for the years ended December 31, 2002, 2001
     and 2000...............................................   F-30

  Certification of Principal Executive Officer..............   F-31

  Certification of Principal Financial Officer..............   F-32

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Century Business Services, Inc.:

     We have audited the consolidated financial statements of Century Business Services, Inc. and Subsidiaries (Company) as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Business Services, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in note 1 note 18 to the consolidated financial statements, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," and changed certain revenue recognition policies effective January 1, 2000.

     As discussed in notes 1 and 6 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and changed its method of accounting for goodwill and other intangible assets, effective January 1, 2002.

     As discussed in notes 1 and 21 to the consolidated financial statements, the Company adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," and changed its method for identifying and measuring discontinued operations, effective January 1, 2002.

                                          /s/ KPMG LLP

Cleveland, Ohio
February 7, 2003

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2002        2001
                                                              ---------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   6,351   $  4,340
  Restricted cash...........................................     16,980     13,403
  Accounts receivable, net..................................    102,982    112,666
  Notes receivable -- current...............................      2,029      2,260
  Income taxes recoverable..................................      4,957      2,798
  Deferred income taxes.....................................      3,567      6,013
  Other current assets......................................      7,098     10,320
  Assets of businesses held for sale........................      9,566     20,491
                                                              ---------   --------
          Current assets before funds held for clients......    153,530    172,291
Funds held for clients......................................     49,217     41,049
                                                              ---------   --------
          Total current assets..............................    202,747    213,340
Property and equipment, net.................................     44,600     52,945
Notes receivable -- non-current.............................      7,585      5,000
Deferred income taxes -- non-current........................     10,580      3,540
Goodwill and other intangible assets, net...................    163,706    247,065
Other assets................................................      3,893      6,459
                                                              ---------   --------
          Total assets......................................  $ 433,111   $528,349
                                                              =========   ========
                        LIABILITIES
Current liabilities:
  Accounts payable..........................................  $  22,548   $ 21,745
  Other current liabilities.................................     37,687     32,378
  Liabilities of businesses held for sale...................      6,905      4,596
                                                              ---------   --------
          Current liabilities before client fund deposits...     67,140     58,719
  Client fund obligations...................................     49,217     41,049
                                                              ---------   --------
          Total current liabilities.........................    116,357     99,768
Bank debt...................................................     17,500     55,000
Other non-current liabilities...............................      4,936      2,934
                                                              ---------   --------
          Total liabilities.................................    138,793    157,702
                                                              ---------   --------
                    STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share
     Shares authorized 250,000; Shares issued and
      outstanding 95,121 and 94,879.........................        951        949
Additional paid-in capital..................................    439,684    439,136
Accumulated deficit.........................................   (144,754)   (67,906)
Treasury stock..............................................     (1,308)    (1,308)
Accumulated other comprehensive loss........................       (255)      (224)
                                                              ---------   --------
          Total stockholders' equity........................    294,318    370,647
          Commitments and contingencies
                                                              ---------   --------
          Total liabilities and stockholders' equity........  $ 433,111   $528,349
                                                              =========   ========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2002       2001       2000
                                                              --------   --------   ---------
Revenue.....................................................  $504,335   $516,892   $ 551,171
Operating expenses..........................................   445,666    447,513     490,581
                                                              --------   --------   ---------
Gross margin................................................    58,669     69,379      60,590
Corporate general and administrative........................    19,672     19,797      24,694
Depreciation and amortization...............................    20,657     40,636      43,339
                                                              --------   --------   ---------
Operating income (loss).....................................    18,340      8,946      (7,443)
                                                              --------   --------   ---------
Other income (expense):
  Interest expense..........................................    (2,478)    (6,797)    (12,113)
  Goodwill impairment.......................................        --         --     (32,953)
  Gain (loss) on divested operations, net...................       930     (7,113)    (31,576)
  Other income (expense), net...............................    (1,112)     3,939      (5,834)
                                                              --------   --------   ---------
          Total other expense, net..........................    (2,660)    (9,971)    (82,476)

Income (loss) from continuing operations before income tax
  expense...................................................    15,680     (1,025)    (89,919)
Income tax expense..........................................     8,124     12,192       1,514
                                                              --------   --------   ---------
Income (loss) from continuing operations....................     7,556    (13,217)    (91,433)
Loss from operations of discontinued businesses, net of
  income tax expense (benefit) of $367, ($1,855) and
  ($6,154), respectively....................................    (1,926)    (2,783)    (17,041)
Loss on disposal of discontinued businesses, net of income
  tax benefit of $1,413, $0 and $3,002, respectively........    (2,471)        --      (5,697)
                                                              --------   --------   ---------
Income (loss) before cumulative effect of change in
  accounting principles.....................................     3,159    (16,000)   (114,171)
Cumulative effect of change in accounting principles, net of income tax benefit of $8,584, $0 and $7,936,
  respectively..............................................   (80,007)        --     (11,905)
                                                              --------   --------   ---------
Net loss....................................................  $(76,848)  $(16,000)  $(126,076)
                                                              ========   ========   =========
Earnings (loss) per share:
  Basic:
     Continuing operations..................................  $   0.08   $  (0.14)  $   (0.96)
     Discontinued operations................................     (0.05)     (0.03)      (0.24)
     Cumulative effect of change in accounting principles...     (0.84)        --       (0.13)
                                                              --------   --------   ---------
     Net loss...............................................  $  (0.81)  $  (0.17)  $   (1.33)
                                                              ========   ========   =========
  Diluted:
     Continuing operations..................................  $   0.08   $  (0.14)  $   (0.96)
     Discontinued operations................................     (0.05)     (0.03)      (0.24)
     Cumulative effect of change in accounting principles...     (0.82)        --       (0.13)
                                                              --------   --------   ---------
     Net loss...............................................  $  (0.79)  $  (0.17)  $   (1.33)
                                                              ========   ========   =========
Weighted-average common shares outstanding:
     Basic..................................................    94,810     94,818      94,674
                                                              ========   ========   =========
     Diluted................................................    96,992     94,818      94,674
                                                              ========   ========   =========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                 (IN THOUSANDS)

                                                             RETAINED                           ACCUMULATED
                                                ADDITIONAL   EARNINGS    UNEARNED                  OTHER
                                       COMMON    PAID-IN      (ACCUM.      ESOP     TREASURY   COMPREHENSIVE
                              SHARES   STOCK     CAPITAL     DEFICIT)     SHARES     STOCK     INCOME (LOSS)    TOTALS
                              ------   ------   ----------   ---------   --------   --------   -------------   ---------
December 31, 1999...........  93,341    $933     $443,052    $  74,170   $(1,795)   $  (754)      $(2,474)     $ 513,132
  Comprehensive loss:
    Net loss................      --      --           --     (126,076)       --         --            --       (126,076)
      Change in unrealized
         appreciation, net
         of tax.............      --      --           --           --        --         --         2,444          2,444
                              ------    ----     --------    ---------   -------    -------       -------      ---------
         Total comprehensive
           loss.............      --      --           --     (126,076)       --         --         2,444       (123,632)
  Allocation of ESOP........      --      --       (1,795)          --     1,795         --            --             --
  Warrants..................      56       1          157           --        --         --            --            158
  Business acquisitions and
    contingent payments.....   1,300      13       (2,733)          --        --         --            --         (2,720)
                              ------    ----     --------    ---------   -------    -------       -------      ---------
December 31, 2000...........  94,697     947      438,681      (51,906)       --       (754)          (30)       386,938
  Comprehensive loss:
    Net loss................      --      --           --      (16,000)       --         --            --        (16,000)
      Change in unrealized
         appreciation, net
         of tax.............      --      --           --           --        --         --          (194)          (194)
                              ------    ----     --------    ---------   -------    -------       -------      ---------
         Total comprehensive
           loss.............      --      --           --      (16,000)       --         --          (194)       (16,194)
                              ------    ----     --------    ---------   -------    -------       -------      ---------
    Share repurchase........      --      --           --           --        --       (439)           --           (439)
    Divestiture
      consideration.........      --      --           --           --        --       (115)           --           (115)
    Stock options...........      34      --          144           --        --         --            --            144
    Business acquisitions
      and contingent
      payments..............     148       2          311           --        --         --            --            313
                              ------    ----     --------    ---------   -------    -------       -------      ---------
December 31, 2001...........  94,879     949      439,136      (67,906)       --     (1,308)         (224)       370,647
  Comprehensive loss:
    Net loss................      --      --           --      (76,848)       --         --            --        (76,848)
      Change in unrealized
         appreciation, net
         of tax.............      --      --           --           --        --         --           (31)           (31)
                              ------    ----     --------    ---------   -------    -------       -------      ---------
         Total comprehensive
           loss.............      --      --           --      (76,848)       --         --           (31)       (76,879)
                              ------    ----     --------    ---------   -------    -------       -------      ---------
      Stock options.........     242       2          548           --        --         --            --            550
                              ------    ----     --------    ---------   -------    -------       -------      ---------
December 31, 2002...........  95,121    $951     $439,684    $(144,754)  $    --    $(1,308)      $  (255)     $ 294,318
                              ======    ====     ========    =========   =======    =======       =======      =========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                 (IN THOUSANDS)

                                                                2002        2001       2000
                                                              ---------   --------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (76,848)  $(16,000)  $(126,076)
  Adjustments to reconcile net loss to cash provided by
     operating activities:
     Goodwill impairment....................................         --         --      32,953
     Loss from discontinued operations......................      1,926      2,783      17,041
     Loss on divestiture of discontinued operations.........      2,471         --       5,697
     (Gain) loss on divested operations.....................       (930)     7,113      31,576
     Bad debt expense, net of recoveries....................      7,201      8,059      21,887
     Accounts receivable reduction due to change in
       accounting principle.................................         --         --      19,209
     Cumulative effect of change in accounting principle....     80,007         --      11,905
     Depreciation and amortization..........................     20,657     40,636      43,339
     Deferred income taxes..................................     (3,694)    (1,487)     (1,204)
  Changes in assets and liabilities, net of acquisitions and dispositions:
     Restricted cash........................................     (3,668)     3,912       1,041
     Accounts receivable, net...............................      1,237      2,395     (20,708)
     Other assets...........................................      1,548      2,935      (2,354)
     Accounts payable.......................................        726    (10,311)     (7,040)
     Income taxes...........................................      7,506     19,567      (7,330)
     Accrued expenses and other liabilities.................      2,640     (6,122)     (2,563)
     Other, net.............................................         --         71         891
                                                              ---------   --------   ---------
  Net cash provided by continuing operations................     40,779     53,551      18,264
  Net cash provided by discontinued operations..............      1,521      2,088      (1,587)
                                                              ---------   --------   ---------
  Net cash provided by operations activities................     42,300     55,639      16,677
                                                              ---------   --------   ---------
Cash flows from investing activities:
  Business acquisitions, net of cash acquired and contingent
     consideration..........................................     (4,553)    (1,665)     (8,973)
  Proceeds from divested operations.........................      3,122     14,005       6,599
  Proceeds from discontinued operations.....................      4,639         --      28,000
  Additions to property and equipment, net..................     (8,157)   (12,680)    (19,670)
  Net (increase) decrease in notes receivable...............      1,902       (842)      2,194
                                                              ---------   --------   ---------
          Net cash provided by (used in) investing
            activities......................................     (3,047)    (1,182)      8,150
                                                              ---------   --------   ---------
Cash flows from financing activities:
  Proceeds from bank debt...................................     62,600     27,900     102,600
  Proceeds from notes payable and capitalized leases........        607        478       3,296
  Payment of bank debt......................................   (100,100)   (90,400)   (129,100)
  Payment of notes payable and capitalized leases...........       (899)    (3,770)    (10,534)
  Proceeds from stock issuances, net of treasury
     repurchase.............................................         --       (410)         17
  Proceeds from exercise of stock options and warrants......        550        115         124
                                                              ---------   --------   ---------
          Net cash used in financing activities.............    (37,242)   (66,087)    (33,597)
                                                              ---------   --------   ---------
Net decrease in cash and cash equivalents...................      2,011    (11,630)     (8,770)
Cash and cash equivalents at beginning of year..............      4,340     15,970      24,740
                                                              ---------   --------   ---------
Cash and cash equivalents at end of year....................  $   6,351   $  4,340   $  15,970
                                                              =========   ========   =========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Century Business Services, Inc. and its wholly-owned subsidiaries (CBIZ) are a diversified services company which, acting through its subsidiaries, provides professional outsourced business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ offers integrated services through its three practice groups: accounting, tax and advisory services, benefits and insurance services, and national practices.

  Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of CBIZ. All intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     Preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and short-term highly liquid investments with a maturity of three months or less at the date of purchase. The carrying amount approximates fair value because of the short maturity of those instruments.

  Restricted Cash

     Restricted cash represents fees earned by CBIZ in relation to its capital and investment advisory services, as those funds are restricted in accordance with applicable NASD regulations, funds on deposit from clients in connection with the administering and settling of claims, and the pass through of insurance premiums to the carrier. The related liability for these funds is recorded in accrued expenses and other liabilities in the consolidated balance sheets.

  Funds Held for Clients and Client Funds Obligations

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

  Derivative Instruments and Hedging Activities

     In January 2001, CBIZ adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES changes in the fair values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. CBIZ entered into an interest rate swap agreement which qualifies as a cash flow hedge in 2001. For the year ended December 31, 2002, the change in fair value relating to CBIZ's hedging activity resulted in a loss of approximately $0.3 million, which is recorded in stockholders' equity under accumulated other comprehensive loss.

  Other Financial Instruments

     The carrying amount of CBIZ's accounts receivable and accounts payable approximates fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates.

  Goodwill and Other Intangible Assets

     Effective June 30, 2001, CBIZ adopted Statement of Financial Accounting Standard No., 141 "Business Combinations" (SFAS 141), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Intangible assets include client lists and non-compete agreements. These intangible assets are amortized principally by the straight-line method over their expected period of benefit not exceeding ten years

     Effective January 1, 2002, CBIZ adopted Statement of Financial Accounting Standard No., 142 "Goodwill and Other Intangible Assets" (SFAS 142), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. Prior to the adoption of SFAS 142, goodwill was amortized over periods not exceeding 15 years. In connection with the adoption of SFAS 142, CBIZ recorded a non-cash impairment charge of $88.6 million on a pretax basis, which was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. CBIZ conducts a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. CBIZ performed its annual impairment review of goodwill as of the beginning of the fourth quarter of fiscal 2002 and determined that no impairment of goodwill existed.

     Other intangible assets, including purchased client lists and non-compete agreements, are amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." CBIZ reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset.

  Investments

     CBIZ has certain investments in privately held companies that are currently in their start-up or development stages and are included in "other assets" in the accompanying consolidated balance sheets. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the companies' industries, the strength of the private equity markets and general market conditions.

  Property and Equipment

     Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over estimated useful lives.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The cost of software purchased or developed for internal use is capitalized and amortized to expense by the straight line method, in accordance with Statement Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," over an estimated useful life not to exceed seven years. The cost of software purchased or developed to be marketed, including software acquired through acquisitions of businesses, is capitalized and amortized over its estimated economic life in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. CBIZ determines a valuation allowance based on the analysis of amounts available in the statutory carryback period, consideration of future deductible amounts, and assessment of the consolidated and/or separate company profitability of certain acquired entities.

  Revenue Recognition and SAB 101

     Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. CBIZ offers a vast array of outsourced business services to its clients. Those services are delivered through three practice groups. A description of revenue recognition, as it relates to those groups, is provided below:

     ACCOUNTING, TAX AND ADVISORY SERVICES -- Revenue consists primarily of fees for accounting services, preparation of tax returns and consulting services. Revenues are recorded in the period in which they are earned. CBIZ bills clients based upon a predetermined agreed upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

     BENEFITS & INSURANCE -- Revenue consists primarily of brokerage and agency commissions, and fee income for administering health and retirement plans. Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured's are generally recognized as of the latter of the effective date of the insurance policy or the date billed to the customer. Commissions to be received directly from insurance companies are generally recognized when the amounts are determined. Life insurance commissions are recorded on the accrual basis. Commission revenue is reported net of sub-broker commissions. Contingent commissions are generally recognized when received. Fee income is recognized as services are rendered.

     NATIONAL PRACTICES -- The business units that comprise this group offer a variety of services. A description of revenue recognition associated with the primary services is provided below:

     - Mergers & Acquisitions and Capital Advisory -- Revenue associated with non-refundable retainers are recognized on a straight-line basis over the life of the engagement. Revenue associated with success fee transactions are recognized when the transaction is completed.

     - Technology Consulting -- Revenue associated with hardware and software sales are recognized upon delivery and acceptance. Revenue associated with installation and service agreements are recognized as

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES services are performed and maintenance agreements are recognized ratably over the term of the agreement. Consulting revenue is recognized on an hourly or per diem fee basis.

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

     - Medical Practice Management -- Revenue is recognized when collections are received on our clients' patient accounts.

     During the fourth quarter of 2000, CBIZ adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in the Financial Statements." SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. In light of the guidance to conform to SAB 101 and the SEC's "Frequently Asked Questions and Answers" bulletin released on October 12, 2000, CBIZ changed certain revenue recognition policies effective January 1, 2000. Prior to this change CBIZ's revenue recognition had been in accordance with GAAP and industry standards.

     Due to this change, CBIZ recorded a cumulative adjustment in the first quarter 2000 of $11.9 million (net of tax benefit of $7.9 million). The impact in 2000 of adopting SAB 101 resulted in a reduction in revenue of approximately $18.2 million, a reduction in operating expense of approximately $11.4 million, and a reduction in income from continuing operations (before cumulative effect of accounting change) of approximately $6.8 million (pretax). See note 7 for the impact on deferred taxes and note 19 for the impact on previously reported quarterly financial information.

  Earnings per Share

     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of stock options, warrants and contingent shares.

  Stock Options

     Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. CBIZ provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method had been applied. See note 12 to the consolidated financial statements.

  Reclassifications

     Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current year's presentation.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

2.  ACCOUNTS RECEIVABLE

     Accounts receivable for the years ended December 31, 2002 and 2001 were as follows (in thousands):

                                                                2002       2001
                                                              --------   --------
Trade accounts receivable...................................  $ 82,694   $103,097
Unbilled revenues...........................................    29,123     22,289
                                                              --------   --------
Total accounts receivable...................................   111,817    125,386
Less allowance for doubtful accounts........................    (8,835)   (12,720)
                                                              --------   --------
Accounts receivable, net....................................  $102,982   $112,666
                                                              ========   ========

3.  NOTES RECEIVABLE

     The notes receivable balance of $9.6 million and $7.3 million for the years ended December 31, 2002 and 2001, respectively consisted of: (i) the HarborView note related to HarborView Partners LLC agreement with a balance of $2.3 million and $1.0 million at December 31, 2002 and 2001, respectively; (ii) the Philip note taken in connection with the divestiture of the hazardous waste operations in 1997 with a balance of $2.4 million and $3.2 million at December 31, 2002 and 2001 respectively; and (iii) $4.0 million and $2.2 million of notes taken as consideration for divestitures as December 2002 and 2001 respectively. The Philip note was written down by $0.8 million at September 30, 2002 due to management's growing concern of the Philip Services Corporation's ability to pay. The balances of other miscellaneous note receivables were $0.9 million and $0.9 million for the year ended December 31, 2002 and 2001, respectively.

4.  INVESTMENTS

     The investments balance of $0.6 million and $2.2 million for the years ended December 31, 2002 and 2001 respectively, are included in other assets (non-current) and are accounted for under the cost method of accounting. CBIZ's primary investment is in Statement One, Inc. which was purchased in 1999 and has a carrying value of $0.6 million which represents an ownership interest of 4%. On September 30, 2002, this investment was written down due to a decrease in the market valuation of the investment. CBIZ also holds a 3% ownership interest in QuikCAT Technologies, however management doubts QuikCAT's ability to reach profitability and, as such, has considered the QuickCAT investment fully impaired. In September 2002, CBIZ wrote-off the QuickCAT investment of $1.3 million and a related outstanding trade receivable of $0.5 million.

5.  PROPERTY AND EQUIPMENT

     Property and equipment, net at December 31, 2002 and 2001 consisted of the following (in thousands):

                                                                2002       2001
                                                              --------   --------
Buildings and improvements..................................  $  9,870   $ 10,001
Furniture and fixtures......................................    14,927     20,039
Equipment and capitalized software..........................    67,599     60,919
                                                              --------   --------
                                                                92,396     90,959
Accumulated depreciation and amortization...................   (47,796)   (38,014)
                                                              --------   --------
                                                              $ 44,600   $ 52,945
                                                              ========   ========

     Depreciation expense was approximately $16.0 million, $14.5 million, and $14.0 million in 2002, 2001 and 2000, respectively.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

6.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     The components of intangible assets, net are as follows (in thousands):

                                                                2002       2001
                                                              --------   --------
Goodwill, net of accumulated amortization...................  $157,035   $242,622
Intangibles:
  Client lists..............................................     9,216      6,606
  Other.....................................................       484        430
                                                              --------   --------
Total intangibles...........................................     9,700      7,036
                                                              --------   --------
Total goodwill and other intangibles assets.................   166,736    249,658
Less accumulated amortization...............................    (3,030)    (2,593)
                                                              --------   --------
Total goodwill and other intangible assets, net.............  $163,706   $247,065
                                                              ========   ========

     Client lists are primarily amortized over a period not to exceed ten years. Other intangibles, which consist primarily of non-compete agreements, expirations, trademarks and website costs; and are amortized over a period ranging from three to ten years.

     Changes in goodwill for the year ended December 31, 2002 are as follows:

                                          BALANCE                                            BALANCE
                                        DECEMBER 31,               SALE OF    IMPAIRMENT   DECEMBER 31,
SEGMENT UNIT                                2001       ADDITIONS   BUSINESS     CHARGE         2002
------------                            ------------   ---------   --------   ----------   ------------
Accounting, Tax, and Advisory Group...    $137,009      $   --     $(2,702)    $(44,047)     $ 90,260
Benefits & Insurance Group............      51,837       1,476        (374)      (7,733)       45,206
National Practice Group -- Other......      36,564          --          --      (32,207)        4,357
Medical Practice Management...........      17,212          --          --           --        17,212
                                          --------      ------     -------     --------      --------
Subtotal..............................     242,622       1,476      (3,076)     (83,987)      157,035
                                          --------      ------     -------     --------      --------
Discontinued operations...............       4,840          --        (236)      (4,604)           --
                                          --------      ------     -------     --------      --------
Goodwill, net.........................    $247,462      $1,476     $(3,312)    $(88,591)     $157,035
                                          ========      ======     =======     ========      ========

     Prior to January 1, 2002, goodwill was being amortized over periods not exceeding 15 years. Pro forma net income (loss) and earnings (loss) per share for the years ended December 2002, 2001 and 2000 adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows (in thousands):

                                                         2002       2001       2000
                                                       --------   --------   ---------
Previously reported net loss.........................  $(76,848)  $(16,000)  $(126,076)
Goodwill amortization................................        --     21,861      27,490
Tax impact...........................................        --     (1,312)     (1,650)
                                                       --------   --------   ---------
Pro forma net income (loss)..........................  $(76,848)  $  4,549   $(100,236)
                                                       ========   ========   =========
Previously reported basic EPS........................  $  (0.81)  $  (0.17)  $   (1.33)
Previously reported diluted EPS......................  $  (0.79)  $  (0.17)  $   (1.33)
Pro forma basic EPS..................................  $  (0.81)  $   0.05   $   (1.06)
Pro forma diluted EPS................................  $  (0.79)  $   0.05   $   (1.06)

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

7.  INCOME TAXES

     A summary of income tax expense (benefit) included in the consolidated statements of operations is as follows (in thousands):

                                                           2002      2001       2000
                                                          -------   -------   --------
Continuing operations:
  Current:
     Federal and international..........................  $12,247   $ 9,517   $  1,886
     State and local....................................     (429)    4,162        832
                                                          -------   -------   --------
                                                           11,818    13,679      2,718
  Deferred..............................................   (3,694)   (1,487)    (1,204)
                                                          -------   -------   --------
       Total continuing operations......................    8,124    12,192      1,514
Discontinued operations.................................      367    (1,855)    (6,154)
Loss on sale of discontinued operations.................   (1,413)       --     (3,002)
Cumulative effect of change in accounting principle.....   (8,584)       --     (7,936)
                                                          -------   -------   --------
                                                          $(1,506)  $10,337   $(15,578)
                                                          =======   =======   ========

     The provision (benefit) for income taxes attributable to earnings (loss) from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income (loss) from continuing operations before income taxes, as follows (in thousands):

                                                            2002     2001       2000
                                                           ------   -------   --------
Tax at statutory rate....................................  $5,489   $  (359)  $(31,472)
State taxes (net of federal benefit).....................     530       103       (539)
Change in valuation allowance............................     109     1,503        700
Nondeductible goodwill...................................      --     6,432     18,885
Disposal of non-core business units......................     784     3,998     13,022
Other, net...............................................   1,212       515        918
                                                           ------   -------   --------
Provision (benefit) for income taxes from continuing
  operations.............................................  $8,124   $12,192   $  1,514
                                                           ======   =======   ========
Effective income tax rate................................    51.8%      n/a        n/a
                                                           ======   =======   ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 2002 and 2001, are as follows (in thousands):

                                                               2002      2001
                                                              -------   ------
Deferred Tax Assets:
Net operating loss carryforwards............................  $ 5,829   $6,460
Allowance for doubtful accounts.............................      928    4,330
Consolidation and integration...............................    2,488    1,357
Cumulative change in accounting principle (SAB 101).........    3,309    3,723
Goodwill impairment.........................................    9,437    1,386
Nondeductible reserve.......................................      668    1,387
Other deferred tax assets...................................      505      655
                                                              -------   ------
  Total gross deferred tax assets...........................   23,164   19,298
  Less: valuation allowance.................................   (3,775)  (2,385)
                                                              -------   ------
  Net deferred tax assets...................................   19,389   16,913
                                                              -------   ------
Deferred Tax Liabilities:
Change in accounting method.................................      492    2,940
Disposal of non-core business units.........................       --    1,333
Asset basis differential....................................    4,750    3,059
Other deferred tax liabilities..............................       --       28
                                                              -------   ------
  Total gross deferred tax liabilities......................    5,242    7,360
                                                              -------   ------
Net deferred tax asset......................................  $14,147   $9,553
                                                              =======   ======

     CBIZ had U.S. net operating loss (NOL) carryforwards of approximately $3.0 million and $5.5 million at December 31, 2002, and 2001, from the separate return years of certain acquired entities. These losses are subject to limitations regarding the offset of CBIZ's future taxable income and will begin to expire in 2007. CBIZ has a Canadian NOL carryforward, of which the balance was approximately $3.4 million and $3.3 million at December 31, 2002, and 2001, respectively. The Canadian NOL carryforward begins to expire in 2006. CBIZ also had state NOL carryforwards with a tax benefit of $4.3 million and $3.5 million at December 31, 2002, and 2001, which have various expiration dates. The availability of all the NOL's is reported in the financial statement as deferred tax assets, net of the applicable valuation allowance.

     CBIZ has established valuation allowances for portions of the Canadian and state NOL carryforwards, and state deferred taxes related to tax deductible goodwill. The net change in the valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $2.5 million and $1.5 million, respectively. The net change in the valuation allowance for NOL carry forwards for the year ended December 31, 2002 and 2001 was an increase of $1.4 million and $1.5 million, respectively. For December 31, 2002, $1.6 million was recorded as an addition to income tax expense and $0.2 million was allocated to reduce goodwill, and for December 31, 2001, the full amount was recorded as an addition to income tax expense. A valuation allowance of $1.1 million was established for the year ended December 31, 2002, for state deferred taxes related to an impairment of tax deductible goodwill. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill of acquired entities is $0 and $0.5 million at December 31, 2002 and 2001.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

8.  BANK DEBT

     Bank debt for the years ended December 31, 2002 and 2001 consists of the following (in thousands):

                                                               2002      2001
                                                              -------   -------
Bank debt:
  Revolving credit facilities, effective rates of 3.83% to
     6.625%.................................................  $17,500   $55,000
                                                              =======   =======
  Weighted average rate.....................................      5.6%      7.6%
                                                              =======   =======

     In September 2002, CBIZ negotiated a new $73 million revolving credit facility with a group of four banks. Under the facility, loans are charged an interest rate consisting of a base rate or Eurodollar Libor plus an applicable margin. Additionally, a commitment fee of 40 to 50 basis points is charged on the unused portion of the facility. Borrowings and commitments by the banks under the credit facility mature in September 2005. The credit facility is secured by all assets and capital stock of CBIZ and its subsidiaries.

     The bank agreement contains certain financial covenants. These covenants require CBIZ to meet certain requirements with respect to (i) minimum tangible net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. Limitations are also placed on CBIZ's ability to acquire as well as divest certain operations. As of December 31, 2002 CBIZ is in compliance with its covenants

     The bank credit agreement also places significant restrictions on CBIZ's ability to create liens or other encumbrances, to make certain payments (including dividends), investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The agreement contains a provision that, in the event of a defined change in control, the agreement may be terminated.

     In the ordinary course of business, CBIZ provides letters of credit to certain lessors in lieu of security deposits. Letters of credit under the credit facility were $1.9 and $1.5 million as of December 31, 2002, and 2001, respectively. Management does not believes it is practicable to estimate the fair value of these financial instruments, and does not expect any material losses to result from these instruments because performance is not expected to be required.

     At December 31, 2002, based on the borrowing base calculation, CBIZ had approximately $36.0 million of available funds under its credit facility. Management believes that the carrying amount of bank debt recorded at December 31, 2002 approximate its fair value.

9.  COMMITMENTS AND CONTINGENCIES

  Operating Leases

     CBIZ leases certain of its premises and equipment under various operating lease agreements. At December 31, 2002, future minimum rental commitments becoming payable under all operating leases are as follows (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2003........................................................   $ 22,318
2004........................................................     19,480
2005........................................................     15,316
2006........................................................     13,863
2007........................................................     12,610
Thereafter..................................................     62,836
                                                               --------
                                                               $146,423
                                                               ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Total rental expense incurred under operating leases was $28.5 million, $29.2 million, and $26.3 million in 2002, 2001, and 2000, respectively.

  Legal Proceedings

     Since September 1999, seven purported stockholder class-action lawsuits were filed against CBIZ and certain of its current and former directors and officers, and were consolidated as In Re Century Business Services Securities Litigation, Case No. 1:99CV2200, in the United States District Court for the Northern District of Ohio. The plaintiffs alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February 1998 through January 2000 by, among other things, improperly amortizing goodwill and failing adequately to monitor changes in operating results. The United States District Court dismissed the matter with prejudice on June 27, 2002. The matter was appealed by the plaintiffs to the Sixth Circuit Court of Appeals. No decision has been rendered on appeal.

     CBIZ and the named officer and director defendants deny all allegations of wrongdoing made against them in these actions and intend to continue vigorously defending this matter. Although the ultimate outcome of such litigation is uncertain, based on the allegations contained in the complaints and the carefully considered judgment of the District Court in dismissing the case, management does not believe that these lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

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

10.  CONSOLIDATION AND INTEGRATION RESERVE

     The 1999 Plan -- During the fourth quarter of 1999, CBIZ's Board of Directors approved a plan to consolidate several operations in multi-office markets and integrate certain back-office functions into a shared-services center. The plan included the consolidation of approximately 60 locations, the elimination of more than 200 positions, and the divestiture of four non-core businesses. Pursuant to the plan, CBIZ recorded a consolidation and integration pre-tax charge of $27.4 million in December 1999.

     During 2000, CBIZ's Board of Directors approved a revision to the 1999 Plan as a result of management changes and certain other strategic changes, and extended the timing of certain office consolidations beyond one year Accordingly, CBIZ reduced approximately $8.4 million of accruals originally provided for in the plan related to several noncancellable lease and severance obligations. In addition, CBIZ completed the planned consolidation of locations in Atlanta, Dallas, Orlando, and Phoenix.

     During 2001, CBIZ reduced the 1999 Plan by $0.5 million related to non-cancelable lease obligations, with the postponement of planned consolidations in the San Jose and St. Louis markets.

     During 2002, CBIZ further reduced its 1999 Plan by $0.1 million resulting from the buyout of one of its noncancellable lease obligations in the Atlanta market.

     Other Plans -- Since adoption of the 1999 Plan management has continued to evaluate market areas in order to meet its strategy to deliver services to client conveniently, and to promote cross-serving between various service groups. CBIZ has initiated the consolidation in some of these markets and has incurred expenses related to noncancellable lease obligations, severance obligations, and expense-reduction initiatives. During 2002, CBIZ initiated plans for the consolidation of the Kansas City market which resulted in $1.7 million of cost related to two noncancellable lease obligations. In addition, CBIZ continued its consolidations in the Philadelphia and

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

Columbia markets. During 2000 and 2001, expenses were incurred related to consolidations in the Los Angeles, Chicago, Philadelphia, Phoenix, Cleveland, Southern California, and Columbia, Maryland markets.

     Consolidation and integration reserve balances as of December 31, 2002, 2001 and 2000, and activity during the twelve-month periods ended December 31, 2001 and 2000 were as follows (in thousands):

                                                           1999 PLAN             OTHER PLANS
                                                  ---------------------------   -------------
                                                      LEASE       SEVERANCE &       LEASE
                                                  CONSOLIDATION    BENEFITS     CONSOLIDATION
                                                  -------------   -----------   -------------
Reserve balance at December 31, 2000............     $ 2,843         $ 449         $ 2,385
  Amounts charged to income (1).................          --            --             940
  Reserve estimate adjustments to income........        (495)         (234)             --
  Payments......................................      (1,251)         (215)         (1,030)
                                                     -------         -----         -------
Reserve balance at December 31, 2001............       1,097            --           2,295
  Amounts charged to income (1).................          --            --           1,770
  Reserve estimate adjustments to income........        (109)           --             742
  Payments......................................        (924)           --          (1,102)
                                                     -------         -----         -------
Reserve balance at December 31, 2002............     $    64         $  --         $ 3,705
                                                     =======         =====         =======

---------------

(1) Amounts adjusted to income are included in operating expense and corporate general and administrative expense in the accompanying consolidated statement of operations for the twelve-month periods then ended. See the table below for the respective amounts recorded in each line item.

     Consolidation and integration charges incurred for years ended December 31, 2002, 2001 and 2000 were as follows ($ in thousands):

                                      2002              2001                         2000
                                    ---------   ---------------------   -------------------------------
                                                            CORPORATE               CORPORATE
                                    OPERATING   OPERATING      G&A      OPERATING      G&A      LOSS ON
                                     EXPENSE     EXPENSE     EXPENSE     EXPENSE     EXPENSE     SALE
                                    ---------   ---------   ---------   ---------   ---------   -------
CONSOLIDATION AND INTEGRATION
  CHARGES NOT IN 1999 PLAN:
Severance expense.................   $   43      $  296       $ 185      $ 1,767     $ 3,255     $ --
Lease consolidation and
  abandonment.....................    3,290       1,231          --        3,214          64       --
Other consolidation charges.......      650       1,052          --           --          --       --
Shares service and
  consolidation...................       --          --          --          963         626       --
Write-down of non-core
  businesses......................       --          --          --          449          --      566
                                     ------      ------       -----      -------     -------     ----
Subtotal..........................    3,983       2,579         185        6,393       3,945      566
CONSOLIDATION AND INTEGRATION
  CHARGES FOR THE 1999 PLAN:
Adjustment to lease accrual.......     (109)       (495)         --       (5,901)         --       --
Adjustment to severance accrual...       --        (127)       (107)         (64)     (2,381)      --
                                     ------      ------       -----      -------     -------     ----
Total consolidation and
  integration charges.............   $3,874      $1,957       $  78      $   428     $ 1,564     $566
                                     ======      ======       =====      =======     =======     ====

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

11.  EMPLOYEE BENEFITS

     CBIZ has employee savings plans covering substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation, in accordance with Section 401(k) of the Internal Revenue Code. Employer contributions made to the plans in 2002, 2001 and 2000, amounted to approximately $5.3 million, $5.0 million, and $5.6 million, respectively.

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

12.  COMMON STOCK

     CBIZ's authorized common stock consists of 250,000,000 shares of common stock, par value $0.01 per share (Common Stock). The holders of CBIZ's common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There are no cumulative voting rights with respect to the election of directors. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock will be able to elect the directors of CBIZ then standing for election as terms expire. Holders of Common Stock have no preemptive rights and are entitled to such dividends as may be declared by the Board of Directors of CBIZ out of funds legally available therefore. The Common Stock is not entitled to any sinking fund, redemption or conversion provisions. On liquidation, dissolution or winding up of CBIZ, the holders of Common Stock are entitled to share ratably in the net assets of CBIZ remaining after the payment of any and all creditors. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and non-assessable. The transfer agent and registrar for the Common Stock is Fifth Third Bank, N.A.

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

TREASURY STOCK

     In August 2001, CBIZ's Board of Directors authorized the implementation of a share repurchase plan. The initial plan authorized the purchase of up to one million shares of CBIZ's common stock over the first six months of the plan. In accordance with the plan, CBIZ purchases shares though the open market and can privately negotiate purchases and reserve them for possible use in the future in connection with acquisitions, the employee stock investment plan and other general purposes. The repurchase program does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. As of December 31, 2002, CBIZ had repurchased 170,000 shares at a cost of $0.4 million.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     As part of the new bank credit agreement obtained in September 2002, repurchases are subject to limitations based on net income. At December 31, 2002, CBIZ is in compliance with this covenant.

EMPLOYEE STOCK INVESTMENT PLAN

     Effective June 1, 2001, CBIZ established the Employee Stock Investment Plan which provides CBIZ employees with a method of purchasing shares of CBIZ's common stock, $.01 par value per share. Participation in the plan is open to all CBIZ employees whose payroll is processed by the designated CBIZ payroll provider. CBIZ pays all opening and transaction charges related to the enrollment and purchase of stock, other than those due upon the sale of the shares.

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

WARRANTS

     In connection with the spin off of the hazardous waste operations (including CBIZ's predecessor company) to the stockholders of Republic Industries, Inc. (the "RESI Transaction") in 1996, RESI agreed to issue to holders of unexpired warrants of its former parent, additional RESI warrants to acquire shares of RESI's Common Stock equal to one fifth of the number of shares available. At the Distribution date, RESI adjusted the per share exercise price of the RESI warrants to reflect the effect of the distribution on the market prices of RESI and its former parent's common stock. These warrants are designated as stapled warrants and expired at various dates through December 2000. Prior to the expiration of such warrants, the holders of these warrants were able to exercise under the original terms of the warrants and receive CBIZ stock.

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Information relating to warrants to purchase common stock is summarized below (in thousands):

                                                               2002     2001     2000
                                                              ------   ------   ------
Outstanding at beginning of year............................   1,800    6,170   10,012
Granted /issued.............................................      --       --       --
Expired/cancelled...........................................  (1,200)  (4,370)  (3,786)
Exercised...................................................      --       --      (56)
                                                              ------   ------   ------
Outstanding at end of year (a)..............................     600    1,800    6,170
                                                              ======   ======   ======
Exercisable at end of year..................................     600    1,800    6,170
                                                              ======   ======   ======

---------------

(a) Exercise prices for warrants outstanding at December 31, 2002 ranged from $25.00 to $30.00. Exercise prices for warrants outstanding at December 31, 2001 ranged from $13.00 to $30.00. Exercise prices for warrants outstanding at December 31, 2000 ranged from $3.875 to $30.00.

STOCK OPTIONS

     Under the 1997 Agents Stock Option Plan, a maximum of 1,200,000 options may be awarded. The purpose of the plan is to provide performance-based compensation to certain insurance agencies and individual agents who write quality surety business for CBIZ's insurance subsidiaries. The options vest only to the extent the agents satisfy minimum premium commitments and certain loss ratio performance criteria. The options terminated in June 2002, or earlier under certain conditions, including termination of the agency agreement.

     Under the 2002 Employee Stock Option Plan (formerly the 1996 Employee Stock Option Plan), a maximum of 15,000,000 options may be awarded. The options awarded are subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. The options are awarded at a price not less than fair market value at the time of the award and expire six years from the date of grant. Further, under the 1996 plan 250,000 options were granted to non-employee directors. These options became exercisable immediately upon being granted with a six-year expiration term from the date of grant.

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

     Information relating to the stock option plans is summarized below (in thousands):

                                                               2002     2001     2000
                                                              ------   ------   ------
Outstanding at beginning of year............................   9,652    7,858    5,394
Granted (a).................................................   2,684    3,420    4,501
Exercised (b)...............................................    (242)     (34)      --
Expired or canceled.........................................  (1,142)  (1,592)  (2,037)
                                                              ------   ------   ------
Outstanding at end of year (c)..............................  10,952    9,652    7,858
                                                              ======   ======   ======
Exercisable at end of year (d)..............................   4,257    3,086    1,870
                                                              ======   ======   ======
Available for future grant at the end of year...............   4,048    3,472    2,301
                                                              ======   ======   ======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

---------------

(a) Options were granted at average prices of $3.44, $1.54 and $2.98 in 2002, 2001 and 2000, respectively.

(b) Options were exercised at a prices ranging from $1.53 to $3.41 and averaging $2.27 in 2002. Options were exercised at a price of $3.41 in 2001. No options were exercised in 2000.

(c) Exercise prices for options outstanding at December 31, 2002 ranged from $1.08 to $17.75 and averaged $4.81 with expiration dates ranging from March 2003 to November 2008. Exercise prices for options outstanding at December 31, 2001 ranged from $1.08 to $17.75 and averaged $5.49 with expiration dates ranging from May 2002 to December 2007. Exercise prices for options outstanding at December 31, 2000 ranged from $1.08 to $17.75 and averaged $8.17 with expiration dates ranging from May 2002 to December 2006.

(d) Exercise prices for options exercisable at December 31, 2002, 2001, and 2000 averaged $6.67, $8.50, and $11.59, respectively.

     Had the cost of stock option plans been determined based on the fair value of options at the grant date, CBIZ's net income (loss) and earnings (loss) per share pro forma amounts would be as follows (amounts in thousands, except per share data):

                                               AS REPORTED              PRO FORMA
                                          ---------------------   ---------------------
                                            BASIC      DILUTED      BASIC      DILUTED
                                          ---------   ---------   ---------   ---------
2002
Net loss................................  $ (76,848)  $ (76,848)  $ (80,365)  $ (80,365)
                                          =========   =========   =========   =========
Net loss per share......................  $   (0.81)  $   (0.79)  $   (0.85)  $   (0.83)
                                          =========   =========   =========   =========
2001
Net loss................................  $ (16,000)  $ (16,000)  $ (19,205)  $ (19,205)
                                          =========   =========   =========   =========
Net loss per share......................  $   (0.17)  $   (0.17)  $   (0.20)  $   (0.20)
                                          =========   =========   =========   =========
2000
Net income..............................  $(126,076)  $(126,076)  $(129,112)  $(129,112)
                                          =========   =========   =========   =========
Net loss per share......................  $   (1.33)  $   (1.33)  $   (1.36)  $   (1.36)
                                          =========   =========   =========   =========

     The above results may not be representative of the effects on net income for future years.

     CBIZ applied the Black-Scholes option-pricing model to determine the fair value of each option granted in 2002, 2001 and 2000. Below is a summary of the assumptions used in the calculation:

                                                              2002    2001    2000
                                                              -----   -----   -----
Risk-free interest rate.....................................   2.89%   4.39%   4.98%
Expected volatility.........................................  75.76%  76.38%  62.80%
Expected option life (in years).............................   3.75    3.75    3.75

13.  EARNINGS PER SHARE

     For the years presented, CBIZ presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings (loss) per share and the effect on the weighted average number of shares of dilutive potential common stock (amounts in thousands, except per share data). Included in potential dilutive

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES shares are contingent shares, which represent shares issued and placed in escrow that will not be released until certain performance goals have been met.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                          2002         2001         2000
                                                       ----------   ----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator
  Net loss...........................................   $(76,848)    $(16,000)    $(126,076)
Denominator:
  Basic
     Weighted average common shares..................     94,810       94,818        94,674
  Diluted
       Options (a)...................................      2,182           --            --
                                                        --------     --------     ---------
          Total......................................     96,992       94,818        94,674
                                                        ========     ========     =========
Basic EPS (a)........................................   $  (0.81)    $  (0.17)    $   (1.33)
                                                        ========     ========     =========
Diluted EPS (a)......................................   $  (0.79)    $  (0.17)    $   (1.33)
                                                        ========     ========     =========

---------------

(a) The effect of the incremental shares from warrants, options, and contingent shares of 1,624 and 325 in 2001, and 2000, respectively, have been excluded from diluted weighted average shares, as the net loss for the period would cause the incremental shares to be anti-dilutive.

14.  SUPPLEMENTAL CASH FLOW DISCLOSURES

     During 2002, CBIZ received consideration for divestitures of $4.2 million in the form of notes receivable in lieu of cash. In addition, CBIZ reduced $0.1 million of accruals for non-cancelable lease obligations due to changes in the consolidation and integration plan.

     During 2001, CBIZ received consideration for divestitures of $2.4 million in the form of notes receivable in lieu of cash. CBIZ also reduced approximately $0.5 million of accruals for non-cancelable lease obligations and $0.2 million for severance obligations due to changes in the consolidation and integration plan.

     During 2000, CBIZ reduced approximately $8.4 million of accruals for non-cancelable lease obligations and severance obligations due to changes in the consolidation and integration plan.

CASH PAID (RECEIVED) DURING THE YEAR FOR (IN THOUSANDS):

                                                             2002     2001      2000
                                                            ------   -------   -------
Interest..................................................  $2,521   $ 6,916   $12,156
                                                            ======   =======   =======
Income taxes..............................................  $4,323   $(8,982)  $ 2,540
                                                            ======   =======   =======

15.  RELATED PARTIES

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

     A number of the businesses acquired since October 1996 are located in properties owned indirectly by and leased from persons employed by CBIZ. In the aggregate, CBIZ paid approximately $0.8 million, $1.5 million

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES and $1.5 million for the years ended 2002, 2001 and 2000, respectively, under such leases which management believes were at market rates.

     Rick L. Burdick, a director and Vice Chairman of CBIZ, is a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P. (Akin, Gump.) Akin, Gump performed legal work for CBIZ during 2002, 2001 and 2000 for which the firm received $119,064, $68,540 and $116,000 from CBIZ, respectively.

     CBIZ maintain joint-referral relationships and service agreements with licensed CPA firms under which CBIZ provides administrative services (including office, bookkeeping, accounting, and other administrative services, preparing marketing and promotion materials, and leasing of administrative and professional staff) in exchange for a fee. The majority of the partners in the independent CPA firms maintaining administrative service agreements with CBIZ are CBIZ employees.

     Robert A. O'Byrne, a Senior Vice President, was indebted to CBIZ in the amount of $250,000 and $325,000 at December 31, 2002 and 2001, respectively. Likewise, CBIZ was indebted to the former shareholders of RDOB/GNG of which Mr. O'Byrne is one, for $420,000 at December 31, 2002. Mr. O'Byrne also has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The note and the program were both in existence at the time CBIZ acquired the former company, of which Mr. O'Byrne was an owner.

     CBIZ has divested several operations during 2002 and 2001, in an effort to rationalize the business and sharpen the focus on non-strategic businesses. In accordance with this strategy, CBIZ has sold and may sell in the future businesses to former employees or shareholders. Management believes these transactions were priced at market rates, competitively bid, and entered into at arm's length terms and conditions.

16.  ACQUISITIONS

     In October 2002, CBIZ acquired a benefits and insurance firm located in Calverton, Maryland. The operating results of this firm have been included in the accompanying consolidated financial statements since the date of the acquisition. The aggregate purchase price of this acquisition was approximately $4.1 million in cash. The excess of purchase price over fair value of the net assets was allocated as follows: (i) goodwill of $2.0 million, (ii) purchased client list of $2.6 million, and (iii) a lease obligation of $0.5 million expiring in January 2006. The purchased client list is being amortized over a ten-year period.

     In May 2001, CBIZ acquired one Accounting, Tax and Advisory Services firm which was accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired company have been included in the accompanying consolidated financial statements since the date of the acquisition. The aggregate purchase price of this acquisition was approximately $0.3 million in cash. The excess of the purchase price over fair value of the net assets acquired (goodwill) was approximately $0.1 million.

     The pro forma revenue and results of operations for the acquisitions completed in 2002, 2001 and 2000, had the acquisitions occurred at the beginning of such fiscal years, are not significant, and accordingly, have not been provided.

17.  DIVESTITURES

     During 2002, CBIZ sold, closed, or committed to sale the divestiture of sixteen businesses. Five of these operations have been classified as discontinued operations, in connection with the adoption of SFAS No. 144, "Accounting for the Impairment of or the Disposal of Long-Lived Assets," as discussed in note 21. The remaining eleven operations were either initiated before CBIZ's adoption of SFAS No. 144 or did not meet the criteria for treatment as a discontinued operation and were reported under gain (loss) on divested operations from continuing operations. Of these eleven operations, CBIZ completed the sale or closing of eight ATA operations,

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES one Benefit and Insurance operation, and two National Practice operations for an aggregate price of $7.2 million which included $4.0 million in notes receivables. These divestitures resulted in a pretax gain of $0.9 million.

     During fiscal 2001, CBIZ completed the sale or closing of fifteen business operations. In addition, CBIZ also recorded an additional charge related to the planned divestiture or closing of five additional business units to be completed in 2002. The aggregate price of these divestitures was $16.5 million which included $14.0 million in cash, $2.4 million notes receivables and $0.1 million in CBIZ stock. In addition CBIZ also retained a $6.0 million contingent note. These divestitures resulted in a pretax loss of $7.1 million.

     During fiscal 2000, CBIZ completed the sale of three business operations and its franchise operations for an aggregate price of $1.2 million. In addition, CBIZ recorded an additional charge of $27.2 million related to the planned divestiture of two business operations with estimated proceeds of $15.5 million, which were scheduled to be completed in 2001. These six divestitures resulted in a pretax loss of $31.6 million.

18.  CHANGE IN ACCOUNTING PRINCIPLE RELATED TO SAB 101

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

     - Revenue related to CBIZ's medical practice management services are recorded once payment is received for our client by the third-party payor, thereby eliminating unbilled receivables and resulted in an increase in deferred tax assets. Prior to SAB 101, CBIZ recognized revenue as services were provided to the client.

     - Commission revenue at certain wholesale insurance businesses is reported net of sub-broker commissions, thereby reducing revenue and operating expense proportionately. Prior to SAB 101, commission revenue recognized at these units was reported on a "gross" basis. This change had no impact on net income.

     CBIZ recognized $10.1 million of revenue in 2000 which was included as a component of the cumulative effect of a change in accounting principle. During 2002 and 2001, CBIZ recognized $1.0 million of revenue.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal years 2002, 2001 (in thousands, except per share amounts):

                                                               2002
                                        ---------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                        ---------   --------   -------------   ------------
Revenues..............................  $142,204    $125,163     $116,090        $120,878
                                        ========    ========     ========        ========
Income (loss) from continuing
  operations..........................  $ 10,084    $  1,954     $ (4,153)       $   (329)
                                        ========    ========     ========        ========
Net income (loss).....................  $(70,707)   $  1,136     $ (6,108)       $ (1,169)
                                        ========    ========     ========        ========
Earnings (loss) per share:
  Basic --
     Continuing operations............  $   0.10    $   0.02     $  (0.04)       $  (0.00)
                                        ========    ========     ========        ========
     Net income (loss)................  $  (0.75)   $   0.01     $  (0.06)       $  (0.01)
                                        ========    ========     ========        ========
Earnings (loss) per share:
  Diluted --
     Continuing operations............  $   0.10    $   0.02     $  (0.04)       $  (0.00)
                                        ========    ========     ========        ========
     Net income (loss)................  $  (0.73)   $   0.01     $  (0.06)       $  (0.01)
                                        ========    ========     ========        ========

Basic shares..........................    94,880      95,005       95,109          94,899
                                        ========    ========     ========        ========
Diluted shares........................    97,112      97,595       95,109          94,899
                                        ========    ========     ========        ========

                                                               2001
                                        ---------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                        ---------   --------   -------------   ------------
Revenues..............................  $158,622    $129,451     $116,838        $111,981
                                        ========    ========     ========        ========
Income (loss) from continuing
  operations..........................  $  9,252    $  2,246     $ (7,557)       $(17,158)
                                        ========    ========     ========        ========
Net income (loss).....................  $  9,347    $  1,964     $ (9,155)       $(18,156)
                                        ========    ========     ========        ========
Earnings (loss) per share:
  Basic --
     Continuing operations............  $   0.10    $   0.02     $  (0.08)       $  (0.18)
                                        ========    ========     ========        ========
     Net income (loss)................  $   0.10    $   0.02     $  (0.10)       $  (0.19)
                                        ========    ========     ========        ========
Earnings (loss) per share:
  Diluted --
     Continuing operations............  $   0.10    $   0.02     $  (0.08)       $  (0.18)
                                        ========    ========     ========        ========
     Net income (loss)................  $   0.10    $   0.02     $  (0.10)       $  (0.19)
                                        ========    ========     ========        ========

Basic shares..........................    94,825      94,903       94,919          94,754
                                        ========    ========     ========        ========
Diluted shares........................    95,301      97,099       94,919          94,754
                                        ========    ========     ========        ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

20.  SEGMENT DISCLOSURES

     CBIZ's business units have been aggregated into three reportable segments:
Accounting, Tax and Advisory Services, Benefits and Insurance and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services; similarity of the regulatory environment; the long-term performance of these units is affected by similar economic conditions; and the business is managed along these segment lines, which each report to a Practice Group Leader.

     During the year 2002 the medical practice management unit under the segment of National Practices exceeded the quantitative threshold of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," prompting CBIZ to disclose this reporting unit separately.

     Accounting, Tax and Advisory Services. The Accounting, Tax and Advisory Services practice group offers services in the following areas: tax planning and preparation; cash flow management; strategic planning; consulting; record-keeping; federal, state and local tax return preparation; tax planning based on financial and investment alternatives; tax structuring of business transactions such as mergers and acquisitions; quarterly and year-end payroll tax reporting; corporate, partnership and fiduciary tax planning and return preparation; outsourced chief financial officer services and other financial staff services; financial investment analysis, succession, retirement, and estate planning; and profitability, operational and efficiency enhancement consulting to a number of specialized industries.

     Benefits and Insurance Services. The Benefits and Insurance practice group offers services in the following areas: employee benefits, brokerage, consulting, and administration, including the design, implementation and administration of qualified plans, such as 401(k) plans, profit-sharing plans, defined benefit plans, and money purchase plans; actuarial services; health and welfare benefits consulting, including group health insurance plans; dental and vision care programs; group life insurance programs; accidental death and dismemberment and disability programs; COBRA administration and voluntary insurance programs; health care and dependent care spending accounts; premium reimbursement plans; communications services to inform and educate employees about their benefit programs; executive benefits consulting on non-qualified retirement plans and business continuation plans; specialty high-risk life insurance; employee benefit worksite marketing; and wealth management services, including Registered Investment Advisory Services, Investment Policy Statements, also known as IPS, mutual fund selection based on IPS and ongoing mutual fund monitoring.

     National Practices. The National Practices group offers services in the following areas: payroll processing and administration; valuations of commercial, tangible, and intangible assets and financial securities; mergers and acquisitions and capital advisory services, health care consulting, government relations; process improvement; and technology consulting, including strategic technology planning, project management, development, network design and implementation and software selection and implementation.

     Medical Practice Management. The CBIZ MMP subsidiary of the National Practice group offers services in the following areas: billing and accounts receivable management; coding and automated claims filing; comprehensive delinquent claims follow up and collections; compliance plans to meet governmental and other third party regulations; local office management; and comprehensive statistical and operational reporting; financial reporting; accounts payable, payroll, general ledger processing; design of physician employment, stock and compensation arrangements; comprehensive budgeting, forecasting, and financial analysis; conducts analyses of managed care contracts with a focus on negotiation strategies, pricing, cost containment and utilization tracking; reviews and negotiates contracts with hospitals and evaluates other strategic business partners; identifies and coordinates practice merger and integration opportunities; and coordinates practice expansion efforts.

     Corporate and other charges represent costs at the corporate office that are not allocated to the business units, which include goodwill amortization and impairment for all acquisitions accounted for under the purchase method of accounting.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Prior to 2001, CBIZ reported with four reportable segments: Accounting, Tax and Advisory Services, Benefits and Insurance, Performance Consulting, and Technology Services. CBIZ reorganized its management structure and changed from four reportable segments to the three described above. Segment information for the year ended December 31, 2000 has been reclassified in accordance with the new segments.

     CBIZ operates in the United States and Toronto, Canada and there is no one customer that represents a significant portion of sales.

     Segment information for the years ended December 31, 2002, 2001, and 2000 was as follows (in thousands):

                                                                      2002
                                       -------------------------------------------------------------------
                                                                      NATIONAL
                                                                   PRACTICE GROUP
                                                                 ------------------
                                       ACCOUNTING                MEDICAL
                                         TAX &      BENEFITS &   PRACTICE             CORPORATE
                                        ADVISORY    INSURANCE     MGMT.      OTHER    AND OTHER    TOTAL
                                       ----------   ----------   --------   -------   ---------   --------
Revenue..............................   $209,911     $150,514    $66,156    $77,754   $     --    $504,335
Operating expenses...................    181,891      123,369     54,481     76,589      9,336     445,666
                                        --------     --------    -------    -------   --------    --------
  Gross margin.......................     28,020       27,145     11,675      1,165     (9,336)     58,669
Corporate gen. and admin. ...........         --           --         --         --     19,672      19,672
Deprec. and amort. ..................      5,315        3,592      1,972      1,668      8,110      20,657
                                        --------     --------    -------    -------   --------    --------
  Operating income (loss)............     22,705       23,553      9,703       (503)   (37,118)     18,340
Other income (expense):
  Interest expense...................        (56)         (76)        (7)       (51)    (2,288)     (2,478)
  Loss on sale of operations, net....         --           --         --         --        930         930
  Other income (expense), net........        455          359        (18)    (1,657)      (251)     (1,112)
                                        --------     --------    -------    -------   --------    --------
          Total other income
            (expense)................        399          283        (25)    (1,708)    (1,609)     (2,660)
                                        --------     --------    -------    -------   --------    --------
Income (loss) from continuing
  operations before taxes............   $ 23,104     $ 23,836    $ 9,678    $(2,211)  $(38,727)   $ 15,680
                                        ========     ========    =======    =======   ========    ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                                                      2001
                                       -------------------------------------------------------------------
                                                                      NATIONAL
                                                                   PRACTICE GROUP
                                                                 ------------------
                                       ACCOUNTING                MEDICAL
                                         TAX &      BENEFITS &   PRACTICE             CORPORATE
                                        ADVISORY    INSURANCE     MGMT.      OTHER    AND OTHER    TOTAL
                                       ----------   ----------   --------   -------   ---------   --------
Revenue..............................   $231,361     $141,287    $56,838    $87,406   $     --    $516,892
Operating expenses...................    197,286      112,131     45,786     83,812      8,498     447,513
                                        --------     --------    -------    -------   --------    --------
  Gross margin.......................     34,075       29,156     11,052      3,594     (8,498)     69,379
Corporate gen. and admin. ...........         --           --         --         --     19,797      19,797
Deprec. and amort. ..................      4,635        3,683      1,516      1,755     29,047      40,636
                                        --------     --------    -------    -------   --------    --------
  Operating income (loss)............     29,440       25,473      9,536      1,839    (57,342)      8,946
Other income (expense):
  Interest expense...................        (91)        (133)       (16)       (63)    (6,494)     (6,797)
  Loss on sale of operations, net....         --           --         --         --     (7,113)     (7,113)
  Other income (expense), net........        615          865          7      2,479        (27)      3,939
                                        --------     --------    -------    -------   --------    --------
          Total other income
            (expense)................        524          732         (9)     2,416    (13,634)     (9,971)
                                        --------     --------    -------    -------   --------    --------
Income (loss) from continuing
  operations before taxes............   $ 29,964     $ 26,205    $ 9,527    $ 4,255   $(70,976)   $ (1,025)
                                        ========     ========    =======    =======   ========    ========

                                                                     2000
                                     --------------------------------------------------------------------
                                                                    NATIONAL
                                                                 PRACTICE GROUP
                                                               -------------------
                                     ACCOUNTING                MEDICAL
                                       TAX &      BENEFITS &   PRACTICE              CORPORATE
                                      ADVISORY    INSURANCE     MGMT.      OTHER     AND OTHER    TOTAL
                                     ----------   ----------   --------   --------   ---------   --------
Revenue............................   $238,962     $150,964    $38,523    $122,722   $      --   $551,171
Operating expenses.................    209,352      119,579     33,343     118,792       9,515    490,581
                                      --------     --------    -------    --------   ---------   --------
  Gross margin.....................     29,610       31,385      5,180       3,930      (9,515)    60,590
Corporate gen. and admin. .........         --           --         --          --      24,694     24,694
Deprec. and amort. ................      4,681        3,673      1,014       2,235      31,736     43,339
                                      --------     --------    -------    --------   ---------   --------
  Operating income (loss)..........     24,929       27,712      4,166       1,695     (65,945)    (7,443)
Other income (expense):
  Interest expense.................       (329)        (149)       (12)       (126)    (11,497)   (12,113)
  Goodwill Impairment..............         --           --         --          --     (32,953)   (32,953)
  Loss on sale of operations,
     net...........................         --           --         --          --     (31,576)   (31,576)
  Other income (expense),net.......        331       (1,051)        63       1,833      (7,010)    (5,834)
                                      --------     --------    -------    --------   ---------   --------
          Total other income
            (expense)..............          2       (1,200)        51       1,707     (83,036)   (82,476)
                                      --------     --------    -------    --------   ---------   --------
Income (loss) from continuing
  operations before taxes..........   $ 24,931     $ 26,512    $ 4,217    $  3,402   $(148,981)  $(89,919)
                                      ========     ========    =======    ========   =========   ========

21.  DISCONTINUED OPERATIONS

     During 2002, CBIZ adopted formal business plans to sell or close five business operations, which were no longer part of CBIZ's strategic long-term growth objectives. The business operations are reported as discontinued operations and the net assets and liabilities and results of operations are reported separately in the consolidated

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES financial statements. Four of these operations were either sold or closed as of December 31, 2002 for an aggregate price of $4.6 million of cash and $0.2 million of notes receivables. One operation still remains available for sale as of December 31, 2002. In connection with these five divestitures, CBIZ recorded a loss on disposal of discontinued operations, net of tax, of $2.5 million.

     Revenues from the discontinued operations for the year ended December 31 2002, 2001 and 2000 were $7.2 million, $10.0 million and $16.6 million, respectively.

     The net assets and liabilities of the five business units classified of discontinued operations consisted of the following (in thousands):

                                                               2002     2001
                                                              ------   -------
Accounts receivable, net....................................  $5,499   $ 8,367
Property and equipment, net.................................     508     1,244
Deferred tax asset, net.....................................   3,554     4,088
Intangible assets, net......................................      --     4,907
Other assets................................................       5     1,885
                                                              ------   -------
Assets of discontinued operation............................   9,566    20,941
                                                              ======   =======
Accounts payable............................................     425       369
Accrued expenses............................................   6,480     4,227
                                                              ------   -------
Liabilities of discontinued operation.......................  $6,905   $ 4,596
                                                              ======   =======

     In October 2000, CBIZ completed the sale of its risk-bearing specialty insurance segment (which included Century Surety Company, Evergreen National Indemnity Company, and Continental Heritage Insurance Company) for $28 million in cash, resulting in a loss on disposal of discontinued business, net of tax, of $5.7 million for the year ended December 31, 2000.

22.  SUBSEQUENT EVENTS

     In January 2003, CBIZ completed the acquisition of a benefits and insurance firm. The aggregate purchase price of this acquisition was approximately $0.7 million in cash, 177,000 shares of restricted common stock (estimated stock value of $0.5 million at acquisition) and was accounted for under the purchase method of accounting.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

        COLUMN A            COLUMN B                    COLUMN C                   COLUMN D      COLUMN E
------------------------  ------------   --------------------------------------   -----------   ----------
                                                       ADDITIONS
                                         --------------------------------------
                           BALANCE AT    CHARGED TO    CHARGED                                  BALANCE AT
                          BEGINNING OF     COST &     TO OTHER    ACQUISITIONS/   RECOVERIES/     END OF
                             PERIOD       EXPENSE     ACCOUNTS    DIVESTITURES    DEDUCTIONS      PERIOD
                          ------------   ----------   ---------   -------------   -----------   ----------
YEAR ENDED DECEMBER 31,
  2002
Allowance deducted from
  assets to which they
  apply:
Allowance for doubtful
  accounts..............      $12,720     $ 7,201      $  (523)       $(167)       $(10,396)      $ 8,835
                              =======     =======      =======        =====        ========       =======
YEAR ENDED DECEMBER 31,
  2001
Allowance deducted from
  assets to which they
  apply:
Allowance for doubtful
  accounts..............      $18,900     $ 8,059      $(1,126)          --        $(13,113)      $12,720
                              =======     =======      =======        =====        ========       =======
YEAR ENDED DECEMBER 31,
  2000
Allowance deducted from
  assets to which they
  apply:
Allowance for doubtful
  accounts..............      $15,727     $21,887      $   948           --        $(19,662)      $18,900
                              =======     =======      =======        =====        ========       =======

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Steven I. Gerard, Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Century Business Services, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By: /s/     STEVEN L. GERARD
                                            ------------------------------------
                                                      Steven L. Gerard
                                                  Chief Executive Officer

Date: March 24, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Ware H. Grove, Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Century Business Services, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By: /s/      WARE H. GROVE
                                            ------------------------------------
                                                       Ware H. Grove
                                                  Chief Financial Officer

Date: March 24, 2003