Form 10-Q
period 2003-03-31
CENTURY BUSINESS SERVICES INC
filed 2003-05-15
CIK 944148

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------


                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from  to

                         Commission file number 0-25890

                         CENTURY BUSINESS SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                  22-2769024
------------------------------------      --------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio         44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

(Registrant's Telephone Number, Including Area Code)           216-447-9000
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

                                                     Yes      X        No
                                                            -----          ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                     Yes      X        No
                                                            -----          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                  Outstanding at
Class of Common Stock             April 30, 2003
---------------------             --------------
Par value $.01 per share            95,985,526

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I.     FINANCIAL INFORMATION:

            Item 1.    Financial Statements

                       Consolidated Balance Sheets -
                       March 31, 2003 and December 31, 2002                                            3

                       Consolidated Statements of Operations -
                       Three Months Ended March 31, 2003 and 2002                                      4

                       Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 2003 and 2002                                      5

                       Notes to the Consolidated Financial Statements                               6-11

            Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                   12-18

            Item 3.    Quantitative and Qualitative Information about Market Risk                     18

            Item 4.    Controls and Procedures                                                        18

PART II.    OTHER INFORMATION:

            Item 6.    Exhibits and Reports on Form 8-K                                               19

            Signature                                                                                 19

            Certifications                                                                         20-21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   (UNAUDITED)
                                                                    MARCH 31,            DECEMBER 31,
                                                                      2003                  2002
                                                                    ---------             ---------
                                 ASSETS
Current assets:
  Cash and cash equivalents ............................            $   3,287             $   6,351
  Restricted cash ......................................               14,798                16,980
  Accounts receivable, net .............................              127,727               102,982
  Notes receivable - current ...........................                1,952                 2,029
  Income taxes recoverable .............................                   --                 4,957
  Deferred income taxes ................................                3,719                 3,567
  Other current assets .................................                7,539                 7,098
  Assets of businesses held for sale ...................                9,028                 9,566
                                                                    ---------             ---------
     Current assets before funds held for clients ......              168,050               153,530
  Funds held for clients ...............................               35,975                49,217
                                                                    ---------             ---------
      Total current assets .............................              204,025               202,747
Property and equipment, net ............................               44,247                44,600
Notes receivable - non-current .........................                6,308                 7,585
Deferred income taxes - non-current ....................               10,515                10,580
Goodwill and other intangible assets, net ..............              165,159               163,706
Other assets ...........................................                3,575                 3,893
                                                                    ---------             ---------
      Total assets .....................................            $ 433,829             $ 433,111
                                                                    =========             =========
                           LIABILITIES
Current liabilities:
   Accounts payable ....................................            $  21,994             $  22,548
   Income taxes payable ................................                4,947                    --
   Other current liabilities ...........................               37,342                37,687
   Liabilities of businesses held for sale .............                6,006                 6,905
                                                                    ---------             ---------
      Current liabilities before client fund obligations               70,289                67,140
   Client fund obligations .............................               35,975                49,217
                                                                    ---------             ---------
       Total current liabilities .......................              106,264               116,357
Bank debt ..............................................               17,000                17,500
Other non-current liabilities ..........................                5,598                 4,936
                                                                    ---------             ---------
       Total liabilities ...............................              128,862               138,793
                                                                    ---------             ---------
                      STOCKHOLDERS' EQUITY
Common stock ...........................................                  953                   951
Additional paid-in capital .............................              440,237               439,684
Accumulated deficit ....................................             (134,753)             (144,754)
Treasury stock .........................................               (1,308)               (1,308)
Accumulated other comprehensive loss ...................                 (162)                 (255)
                                                                    ---------             ---------
       Total stockholders' equity ......................              304,967               294,318
       Commitments and contingencies
                                                                    ---------             ---------
       Total liabilities and stockholders' equity ......            $ 433,829             $ 433,111
                                                                    =========             =========

See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 THREE MONTHS ENDED MARCH 31
                                                                               -------------------------------
                                                                                 2003                  2002
                                                                               ---------             ---------
Revenue ...........................................................            $ 146,295             $ 142,204
Operating expenses ................................................              118,061               115,394
                                                                               ---------             ---------
Gross margin ......................................................               28,234                26,810
Corporate general and administrative ..............................                5,249                 4,870
Depreciation and amortization .....................................                4,297                 4,931
                                                                               ---------             ---------
Operating income ..................................................               18,688                17,009
Other income (expense):
    Interest expense ..............................................                 (323)                 (818)
    Gain on divested operations, net ..............................                   --                 1,024
    Other income (expense), net ...................................                 (538)                  502
                                                                               ---------             ---------
         Total other income (expense), net ........................                 (861)                  708
Income from continuing operations before income tax
expense ...........................................................               17,827                17,717
Income tax expense ................................................                7,575                 7,633
                                                                               ---------             ---------
Income from continuing operations .................................               10,252                10,084
Loss from operations of discontinued operations, net of tax .......                 (251)                 (440)
Loss on disposal of discontinued operations, net of tax ...........                   --                  (344)
                                                                               ---------             ---------
Income before cumulative effect of change in accounting principle .               10,001                 9,300
Cumulative effect of a change in accounting principle, net of
tax ...............................................................                   --               (80,007)
                                                                               ---------             ---------
Net income (loss) .................................................            $  10,001             $ (70,707)
                                                                               ---------             ---------
Earnings (loss)  per share:
   Basic:
     Continuing operations ........................................            $    0.11             $    0.10
     Discontinued operations ......................................                (0.01)                (0.01)
     Cumulative effect of change in accounting principle ..........                   --                 (0.84)
                                                                               ---------             ---------
     Net income (loss) ............................................            $    0.10             $   (0.75)
                                                                               =========             =========
   Diluted:
     Continuing operations ........................................            $    0.11             $    0.10
     Discontinued operations ......................................                (0.01)                (0.01)
     Cumulative effect of change in accounting principle ..........                   --                 (0.82)
                                                                               ---------             ---------
     Net income (loss) ............................................            $    0.10             $   (0.73)
                                                                               =========             =========
Weighted-average common shares outstanding:
   Basic ..........................................................               95,087                94,880
                                                                               =========             =========
   Diluted ........................................................               96,956                97,112
                                                                               =========             =========

See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         -----------------------------
                                                                           2002                 2001
                                                                         --------             --------
Cash flows from operating activities:
   Net income (loss) ........................................             $10,001             $(70,707)
   Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Loss from discontinued operations ......................                 251                  440
     Loss on divestiture of discontinued operations .........                  --                  344
       Gain on divested operations ..........................                  --               (1,024)
     Bad debt expense, net of recoveries ....................               1,176                1,475
     Impairment of notes receivable .........................               1,625                   --
     Cumulative effect of change in accounting principle ....                  --               80,007
     Depreciation and amortization ..........................               4,297                4,931
     Deferred income taxes ..................................                 (87)              (3,272)
   Changes in assets and liabilities, net of acquisitions
     and dispositions:
     Restricted cash ........................................               2,182                1,244
     Accounts receivable, net ...............................             (25,809)             (16,449)
     Other assets ...........................................                (321)              (4,547)
     Accounts payable .......................................                (568)                (225)
     Income taxes ...........................................              10,039               14,415
     Accrued expenses and other liabilities .................              (1,145)              (4,623)
                                                                         --------             --------
Net cash provided by continuing operations ..................            $  1,641             $  2,009
Net cash provided by discontinued operations ................                 430                  102
                                                                         --------             --------
Net cash provided by operating activities ...................               2,071                2,111
                                                                         --------             --------
Cash flows from investing activities:
   Business acquisitions, net of cash acquired and contingent
     consideration ..........................................                (795)                  --
   Proceeds from divested operations ........................                  --                2,122
   Additions to property and equipment, net .................              (3,235)              (3,206)
   Net (increase) decrease in notes receivable ..............                (475)                 519
                                                                         --------             --------
Net cash provided by (used in) investing activities .........              (4,505)                (565)
                                                                         --------             --------
Cash flows from financing activities:
   Proceeds from bank debt ..................................              46,850                7,100
   Proceeds from notes payable and capitalized leases .......                  88                   --
   Payment of bank debt .....................................             (47,350)             (12,100)
   Payment of notes payable and capitalized leases ..........                (251)                (378)
   Proceeds from exercise of stock options and warrants .....                  33                    6
                                                                         --------             --------
   Net cash used in financing activities ....................                (630)              (5,372)
                                                                         --------             --------
Net decrease in cash and cash equivalents ...................              (3,064)              (3,826)
Cash and cash equivalents at beginning of year ..............               6,351                4,340
                                                                         --------             --------
Cash and cash equivalents at end of year ....................            $  3,287             $    514
                                                                         ========             ========

See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries (CBIZ) as of March 31, 2003 and December 31, 2002, and the results of their operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q, and accordingly do not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in CBIZ's annual report on Form 10-K for the year ended December 31, 2002. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of critical accounting policies.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the 2003 presentation.

      New Accounting Pronouncements

      Effective January 1, 2003, CBIZ adopted Statement of Financial Accounting Standards (SFAS) 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when costs are incurred rather than at the date of a commitment to an exit or disposal plan. The implementation of SFAS 146 did not have a material impact on CBIZ's results of operations, financial position or cash flows.

      Effective January 1, 2003, CBIZ adopted SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosures," an amendment to SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. CBIZ has elected not to voluntarily change to the fair value based method of accounting for stock options, but has adopted the disclosure requirements. See Note 7 for the applicable disclosures.

      Effective January 1, 2003, CBIZ adopted Financial Interpretation 45 (FIN
      45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The implementation of the accounting pronouncement did not have a material impact on CBIZ's results of operations, financial position, or cash flows.

      In January 2003, FASB issued Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation of variable interest entities (VIEs) that have the characteristics of equity investments at risk not sufficient to permit the entity to finance its activities without additional financial support from other parties, or VIEs in which the equity investor lacks essential characteristics of a controlling financial interest. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003 regardless of when the VIE was established. CBIZ has adopted the disclosure provisions and expects to adopt the consolidation requirements, if applicable, on July 1, 2003.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)

2.    ACCOUNTS RECEIVABLE

      Accounts receivable balances were as follows (in thousands):

                                             MARCH 31, 2003       DECEMBER 31, 2002
                                             --------------       -----------------
Trade accounts receivable ..........            $  89,648             $  82,694
Unbilled revenues ..................               49,629                29,123
                                                ---------             ---------
Total accounts receivable ..........              139,277               111,817
Less allowance for doubtful accounts              (11,550)               (8,835)
                                                ---------             ---------
Accounts receivable, net ...........            $ 127,727             $ 102,982
                                                =========             =========

3.    GOODWILL AND OTHER INTANGIBLE ASSETS, NET

      The components of intangible assets, net are as follows (in thousands):

                                                            MARCH 31,           DECEMBER 31,
                                                              2003                 2002
                                                           ---------             ---------
Goodwill, net of accumulated amortization .....            $ 157,084             $ 157,035
Intangibles:
  Client lists ................................               10,965                 9,217
  Other intangibles ...........................                  527                   484
                                                           ---------             ---------
       Total intangibles ......................               11,493                 9,701
Total goodwill and other intangibles assets ...              168,577               166,736
Less accumulated amortization .................               (3,418)               (3,030)
                                                           ---------             ---------
Total goodwill and other intangible assets, net            $ 165,159             $ 163,706
                                                           =========             =========

      Client lists are amortized over a period not to exceed ten years. Other intangibles, which consist primarily of non-compete agreements, expirations, trademarks and website costs are amortized over periods ranging from three to ten years.

4.    BANK DEBT

      Bank debt balances were as follows (in thousands, except percentages):

                                                                             MARCH 31,             DECEMBER 31,
                                                                               2003                   2002
                                                                            ----------             ----------
Bank debt:
  Revolving credit facilities, effective rates of 3.31% to 5.58% ..         $   17,000             $   17,500
                                                                            ==========             ==========
  Weighted average rates ..........................................               5.10%                  5.80%
                                                                            ==========             ==========

      The bank agreement contains financial covenants that require CBIZ to meet certain requirements with respect to (i) minimum tangible net worth;
      (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. Limitations are also placed on CBIZ's ability to acquire as well as divest operations. As of March 31, 2003, CBIZ was in compliance with its covenants.

      In the ordinary course of business, CBIZ provides letters of credit to certain lessors in lieu of security deposits. Letters of credit under the credit facility were $3.0 million and $2.0 million as of March 31, 2003 and December 31, 2002, respectively. Management does not expect any material charges to result from these instruments because performance is not expected to be required.

      At March 31, 2003, based on the borrowing base calculation, CBIZ had approximately $49.0 million of available funds under its credit facility. Management believes that the carrying amount of bank debt recorded at March 31, 2003 approximates its fair value.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)

5.    CONTINGENCIES

      CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. CBIZ is involved in certain legal proceedings as described in Part I, "Item 3 - Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant developments in such claims or suits during the first quarter of 2003, other than an adjustment recorded to certain legal reserves as the result of a favorable judgment received in April of 2003. Reserve adjustments are recorded in other income (expense), net. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

6.    CONSOLIDATION AND INTEGRATION CHARGES

      The 1999 Plan -- During the fourth quarter of 1999, CBIZ's Board of Directors approved a plan to consolidate several operations in multi-office markets and integrate certain back-office functions into a shared-services center. The plan included the consolidation of approximately 60 locations, the elimination of more than 200 positions, and the divestiture of four non-core businesses.

      Other Plans -- Since adoption of the 1999 Plan, management has continued to evaluate market areas in order to meet its strategy to deliver services to clients conveniently, and to promote cross-serving between various service groups. CBIZ has initiated consolidation activities in several markets and has incurred expenses related to noncancellable lease obligations, severance obligations, and expense-reduction initiatives.

      During the first quarter of 2002, CBIZ initiated plans for the consolidation of the Kansas City market which resulted in $1.7 million of charges related to noncancellable lease obligations. During the first quarter of 2003, there was no significant consolidation and integration activity. In addition, management continues to evaluate and adjust certain reserve estimates made on the non-cancellable lease obligations.

      Consolidation and integration reserve balances as of December 31, 2002, and activity during the three-month period ended March 31, 2003 was as follows (in thousands):

                                                        LEASE CONSOLIDATIONS
                                                   ------------------------------
                                                   1999 PLAN          OTHER PLANS
                                                   ---------          -----------
Reserve balance at December 31, 2002 ...            $    64             $ 3,705
  Reserve estimate adjustments to income                 --                  89
  Payments .............................                (44)               (295)
                                                    -------             -------
Reserve balance at March 31, 2003 ......            $    20             $ 3,499
                                                    =======             =======

      Consolidation and integration charges incurred for the three months ended March 31, 2003 and 2002, which are included in operation expenses in the condensed consolidated statements of operations, were as follows (in thousands):

                                                                      2003               2002
                                                                    -------             -------
CONSOLIDATION AND INTEGRATION CHARGES NOT IN 1999 PLAN:
    Severance expense ..................................            $    45             $    40
    Lease consolidation and abandonment ................                302               2,066
    Other consolidation charges ........................                (35)                 --
                                                                    -------             -------
        Subtotal .......................................                312               2,106
CONSOLIDATION AND INTEGRATION CHARGES FOR THE 1999 PLAN:
Adjustment to lease accrual ............................                 --                 (10)
                                                                    -------             -------
Total consolidation and integration charges ............            $   312             $ 2,096
                                                                    =======             =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)

7.    STOCK-BASED COMPENSATION

      CBIZ accounts for the stock-based compensation plans under the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost has been reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if CBIZ had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

                                                      THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------
                                                      2003                   2002
                                                   ----------             ----------
Net income (loss) as reported .........            $   10,001             $  (70,707)
Fair value of stock-based compensation,
   net of tax .........................                  (802)                  (802)
                                                   ----------             ----------
Pro forma net income (loss) ...........            $    9,199             $  (71,509)
                                                   ==========             ==========
Earnings (loss) per share:
    Basic - as reported ...............            $     0.10             $    (0.75)
    Basic - pro forma .................            $     0.10             $    (0.75)
    Diluted - as reported .............            $     0.10             $    (0.73)
    Diluted - pro forma ...............            $     0.10             $    (0.74)

      The above results may not be representative of the effects on net income for future years.

8.    EARNINGS PER SHARE

      CBIZ presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of dilutive potential common shares (in thousands):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                ----------------------------
                                                  2003                2002
                                                --------            --------
Numerator:
   Net income (loss) ...............            $ 10,001            $(70,707)
                                                ========            ========
Denominator:
   Basic:
      Weighted average common shares
      Shares .......................              95,087              94,880
   Diluted:
      Options ......................               1,869               2,232
                                                --------            --------
         Total .....................              96,956              97,112
                                                ========            ========

9.    ACQUISITIONS

      In January 2003, CBIZ completed the acquisition of a benefits and insurance firm in Boca Raton, Florida. The aggregate purchase price of this acquisition was approximately $1.2 million, comprised of $0.7 million in cash and 177,000 shares of restricted common stock (estimated stock value of $0.5 million at acquisition). The excess of purchase price over fair value of net assets acquired was allocated to purchased client list, and is being amortized over a ten-year period. The operating results of this firm have been included in the accompanying condensed consolidated financial statements since the date of acquisition.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)

10.   DIVESTITURES

      During the first quarter of 2003, there were no transactions related to the sale of a business, commitment to sell a business, or classification of a unit as a discontinued operation.

      During the first quarter of 2002, CBIZ sold, closed or committed to sale, eight businesses. The sale of these businesses was either initiated before CBIZ adopted of SFAS No. 144 "Accounting for the Impairment of or the Disposal of Long-Lived Assets", or did not meet the criteria for treatment as a discontinued operation and were reported under gain on divested operations from continuing operations. Of these eight operations, CBIZ completed the sale or closing of five Accounting, Tax and Advisory (ATA) operations, one Benefits and Insurance operation, and two National Practices operations for an aggregate price of $5.7 million which included $3.6 million in notes receivables. These divestitures resulted in a pretax gain of $1.0 million.

11.   SEGMENT REPORTING

      CBIZ business units are aggregated into three operating practice groups:
      Accounting, Tax and Advisory (ATA), Benefits and Insurance, and National Practices. CBIZ MMP, which is CBIZ's medical practice management unit within the National Practices Group, exceeded the quantitative threshold of aggregation (10% of total revenues) as defined under SFAS No. 131, "Disclosures About Segments of Enterprise and Related Information," in 2002, therefore requiring separate segment disclosure. In addition to the four reportable segments disclosed, corporate and other is also reported separately. Corporate and other includes certain operating expenses that are not allocated to any individual unit or segment, such as insurance costs, audit fees, consolidation and integration charges, and costs related to other company-wide initiatives. Segment information for the three-month periods ended March 31, 2003 and 2002 were as follows (in thousands):

                                                                          MARCH 31, 2003
                                        ------------------------------------------------------------------------------------
                                                                             NATIONAL
                                                                          PRACTICE GROUP
                                        ------------------------------------------------------------------------------------
                                       ACCOUNTING                      MEDICAL       NATIONAL
                                          TAX &        BENEFITS &     PRACTICE       PRACTICE       CORPORATE
                                        ADVISORY       INSURANCE        MGMT.         - OTHER       AND OTHER        TOTAL
                                        ---------      ---------      ---------      ---------      ---------      ---------
Revenue ...........................     $  70,400      $  39,881      $  17,578      $  18,436      $      --      $ 146,295
Operating expenses ................        49,077         32,083         15,155         19,265          2,481        118,061
                                        ---------      ---------      ---------      ---------      ---------      ---------
  Gross margin ....................        21,323          7,798          2,423           (829)        (2,481)        28,234
Corporate general & administrative             --             --             --             --          5,249          5,249
Depreciation and amortization .....         1,256            754            601            323          1,363          4,297
                                        ---------      ---------      ---------      ---------      ---------      ---------
  Operating income (loss) .........        20,067          7,044          1,822         (1,152)        (9,093)        18,688
Other income (expense):
  Interest expense ................           (13)           (23)            (1)            (1)          (285)          (323)
  Other income (expense), net .....            78             52             (1)           222           (889)          (538)
                                        ---------      ---------      ---------      ---------      ---------      ---------
    Total other income (expense) ..            65             29             (2)           221         (1,174)          (861)
                                        ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) from continuing
operations before income taxes ....     $  20,132      $   7,073      $   1,820      $    (931)     $ (10,267)     $  17,827
                                        =========      =========      =========      =========      =========      =========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)--(CONTINUED)

                                                                           MARCH 31, 2002
                                         ------------------------------------------------------------------------------------
                                                                              NATIONAL
                                                                           PRACTICE GROUP
                                         ------------------------------------------------------------------------------------
                                        ACCOUNTING                      MEDICAL       NATIONAL
                                           TAX &        BENEFITS &     PRACTICE       PRACTICE       CORPORATE
                                         ADVISORY       INSURANCE        MGMT.         - OTHER       AND OTHER        TOTAL
                                         ---------      ---------      ---------      ---------      ---------      ---------
Revenue ............................     $  72,345      $  35,859      $  15,111      $  18,889      $      --      $ 142,204
Operating expenses .................        50,539         30,146         12,951         18,433          3,325        115,394
                                         ---------      ---------      ---------      ---------      ---------      ---------
  Gross margin .....................        21,806          5,713          2,160            456         (3,325)        26,810
Corporate general & administrative .            --             --             --             --          4,870          4,870
Depreciation and amortization ......         1,062            971            436            380          2,082          4,931
                                         ---------      ---------      ---------      ---------      ---------      ---------
  Operating income (loss) ..........        20,744          4,742          1,724             76        (10,277)        17,009
Other income (expense):
  Interest expense .................           (14)           (22)            (2)           (22)          (758)          (818)
  Gain on divested operations, net .            --             --             --             --          1,024          1,024
  Other income, net ................            77             97              3            245             80            502
                                         ---------      ---------      ---------      ---------      ---------      ---------
    Total other income (expense) ...            63             75              1            223            346            708
                                         ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) from continuing
operations before income taxes .....     $  20,807      $   4,817      $   1,725      $     299      $  (9,931)     $  17,717
                                         =========      =========      =========      =========      =========      =========

12.   DISCONTINUED OPERATIONS

      During 2002, CBIZ adopted formal business plans to sell or close five business operations that were no longer part of CBIZ's strategic long-term growth objectives. These business operations are reported as discontinued operations and the net assets and liabilities and results of operations are reported separately in the condensed consolidated financial statements. One operation was closed during the first quarter of 2002 for a loss on disposal of $0.3 million and three additional operations were subsequently closed during the remainder of the year 2002. One operation still remains available for sale as of March 31, 2003.

      Revenue from the discontinued operations for the three months ended March 31, 2003 and 2002 were $0.6 million and $2.0 million, respectively.

      The assets and liabilities of the business units classified as discontinued operations consisted of the following (in thousands):

                                                    MARCH 31,           DECEMBER 31,
                                                      2003                 2002
                                                     ------               ------
Accounts receivable, net .............               $4,833               $5,499
Property and equipment, net ..........                  495                  508
Deferred tax asset, net ..............                3,195                3,554
Other assets .........................                  505                    5
                                                     ------               ------
Assets of discontinued operations ....               $9,028               $9,566
                                                     ======               ======
Accounts payable .....................               $  259               $  425
Accrued expenses .....................                5,747                6,480
                                                     ------               ------
Liabilities of discontinued operations               $6,006               $6,905
                                                     ======               ======

13.   SUBSEQUENT EVENTS

      In May of 2003, CBIZ completed the acquisition of an accounting, tax and advisory firm located in Huntington Beach, California. The aggregate purchase price of this acquisition was approximately $2.1 million in cash, of which $0.7 million was paid at closing, and $1.4 million of which is contingent on the unit meeting certain future revenue targets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of CBIZ's financial position and results of operations for the three months ended March 31, 2003 and 2002.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

Operating Practice Groups

CBIZ currently delivers products and services through three practice groups. A brief description of these groups' operating results and factors affecting their businesses is provided below.

Accounting, Tax and Advisory Services. The Accounting, Tax and Advisory (ATA) group contributed approximately $70.4 million and $72.3 million of revenue, or approximately 48% and 51% of CBIZ's total revenue for the quarter ended March 31, 2003 and 2002, respectively. The decrease in revenue attributable to divestitures completed during or subsequent to the first quarter 2002 was $0.8 million. For ATA businesses with a full period of operations for the three months ended March 31, 2003 and 2002, revenue decreased $1.1 million, or 1.6%. The decrease in same-unit revenue was due to weak economic conditions and unfavorable weather conditions experienced on the East Coast and Colorado which resulted in several short-term office closings and a reduction in chargeable hours during the first quarter of 2003. The ATA group reported consistent gross margins of 30% for the three months ended March 31, 2003 and 2002.

Benefits and Insurance Services. The Benefits and Insurance group contributed approximately $39.9 million and $35.9 million of revenue, or approximately 27% and 25% of CBIZ's total revenue for the quarter ended March 31, 2003 and 2002, respectively. The increase in revenue is attributable to same unit revenue growth as well as $2.1 million of revenue related to acquisitions completed subsequent to the first quarter of 2002. For Benefits and Insurance businesses with a full period of operations for the three-months ended March 31, 2003 and 2002, same-unit revenue increased $1.9 million, or 5.2%. Same unit revenue growth was attributable to (i) favorable market conditions resulting in higher premiums and therefore higher commission revenue, (ii) early receipt of commission bonus payments based on carrier incentives typically received during the first six months of the year and, (iii) several large cases closed during the first quarter. Gross margin for the Benefits and Insurance group for the three months ended March 31, 2003 was 20% as compared to 16% for the three-months ended March 31, 2002.

National Practices Services. The National Practices group contributed approximately $36.0 million and $34.0 million of revenue, or approximately 25% and 24% of CBIZ's total revenue for the quarter ended March 31, 2003 and 2002, respectively. Included in the results of the National Practices group are those of CBIZ Medical Management Professionals (CBIZ MMP), CBIZ's medical practice management unit, which contributed approximately $17.6 million and $15.1 million, or 12% and 11%, of CBIZ's total revenue for the quarter ended March 31, 2003 and 2002, respectively. CBIZ MMP's revenue growth of 16.4% is primarily attributable to the addition of new clients and the expansion into new markets, such as entrance into the western region of the United States during the later part of 2002. The gross margin remained comparable at approximately 14% in 2002 and 2003.

The other units within the National Practices group, excluding CBIZ MMP, contributed approximately $18.4 million and $18.9 million of revenue, or approximately 13% of CBIZ's total revenue for the quarter ended March 31, 2003 and 2002, respectively. The decrease in revenue was experienced in CBIZ's mergers and acquisition and valuation businesses offset by improvements in health care consulting and information technology business.

Revenue

Total revenue for the three months ended March 31, 2003 was $146.3 million as compared to $142.2 million for the three months ended March 31, 2002, representing an increase of $4.1 million, or 2.9%. The increase in revenue attributable to acquisitions completed subsequent to March 31, 2002 was $2.1 million, and was offset by a decrease in revenue of $0.8 million due to divestitures completed subsequent to March 31, 2002. For business units with a full period of operations for the three months ended March 31, 2003 and 2002, revenue increased $2.8 million or 1.9%. A more comprehensive analysis of revenue by each operating practice group is discussed above.

Expenses

Operating expenses increased to $118.1 million for the three-month period ended March 31, 2003, from $115.4 million for the comparable period in 2002, an increase of $2.7 million, or 2.3%. As a percentage of revenue, operating expenses for the three-month period ended March 31, 2003 were 80.7%, compared to 81.1% for the comparable period. The primary components of operating expenses are personnel costs and occupancy expense. Operating expenses in 2002 were impacted by consolidation and integration charges of $2.1 million, primarily related to the planned Kansas City consolidation. Excluding consolidation and integration charges, operating expenses were $117.5 million, or 80.4% as a percentage of revenue, for the three-month period ended March 31, 2003, compared to $113.3 million, or 79.7% as a percentage of revenue, for the comparable period in 2002. Operating expenses increased primarily due to increased compensation expense of $4.4 million related to (i) additional hires to CBIZ's medical practice management unit to support its growth, (ii) higher commission expense in the Benefits and Insurance practice group related to the increased revenues and (iii) the addition of several former Arthur Anderson, LLP professionals to the ATA practice group, offset in part by staff reductions.

Corporate general and administrative expenses increased to $5.2 million for the three-month period ended March 31, 2003, from $4.9 million for the comparable period in 2002. Corporate general and administrative expenses represented 3.6% of total revenues for the three-month period ended March 31, 2003, up from 3.4% for the comparable period in 2002, respectively. The increase in corporate general and administrative costs was primarily driven by an increase in severance costs incurred related to reductions in corporate staff during the first quarter of 2003.

Depreciation and amortization expense decreased to $4.3 million for the three-month period ended March 31, 2003, from $4.9 million for the comparable period in 2002, a decrease of $0.6 million, or 12.9%. The decrease is attributable to asset retirements, fully depreciated assets, and the shift from purchasing computer-related items to leasing such items. These operating lease costs are recorded as operating expenses, rather than capitalized and recorded as depreciation. As a percentage of total revenues, depreciation and amortization expense was 2.9% for the three-month period ended March 31, 2003, compared to 3.5% for the comparable period in 2002.

Interest expense decreased to $0.3 million for the three-month period ended March 31, 2003, from $0.8 million for the comparable period in 2002, a decrease of $0.5 million, or 60.5%. The decrease is the result of a lower average outstanding debt of $19.4 million during the first quarter of 2003, compared to $53.5 million during the first quarter of 2002, and a lower average interest rate of 5.6% during the first quarter of 2003, compared to 5.8% during the first quarter of 2002.

Gain on divested operations, net was $1.0 million for the three-month period ended March 31, 2002, and was related to the sale or closing of eight businesses operations. See Note 10 to CBIZ's condensed consolidated financial statements included herewith.

CBIZ reported other expense of $0.5 million for the three-month period ended March 31, 2003, compared to other income of $0.5 million for the comparable period in 2002, a decrease of $1.0 million. Other income (expense), net is comprised primarily of interest income earned on the funds held for clients at CBIZ's payroll business, gain and losses on sale of assets, charges for legal reserves and settlements and miscellaneous income such as contingent royalties from previous divestitures. The change is primarily related to a $1.6 million impairment charge to notes receivable recorded in connection with the divestiture of the hazardous waste operation in 1997, additional legal reserves recorded in 2003, and an adjustment taken against a legal case previously reserved, for which CBIZ received a favorable judgment.

CBIZ recorded income taxes from continuing operations of $7.6 million for each of the three-month periods ended March 31, 2003 and 2002. The effective tax rate decreased to 42.5% for the three-month period ended March 31, 2003, from 43.1% for the comparable period in 2002. The effective tax rate for the three-months ended March 31, 2002 and 2003, are generally in line with the statutory federal and state tax rates.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

During 2002, CBIZ adopted formal plans to divest five non-core operations which were no longer part of CBIZ's strategic long-term growth objectives. These operations were classified as discontinued operations in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the assets and liabilities and results of operations are reported separately in the condensed consolidated financial statements. One of these operations was closed during the first quarter of 2002 with an additional three units subsequently sold or closed as of December 31, 2002. One operation still remains available for sale as of March 31, 2003, and the sale is expected to be completed by year end. Based on the estimated cost of closure, CBIZ recorded a loss on disposal from discontinued operations, net of tax, of $0.3 million for the three-months ended March 31, 2002. Revenue associated with these five discontinued operations for the three-months ended March 31, 2003 and 2002 was $0.6 million and $2.0 million, respectively. The loss from operations, net of tax, associated with these divestitures for the three-months ended March 31, 2003 and 2002 was $0.3 million and $0.4 million, respectively.

RESULTS OF OPERATIONS -- CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2002, CBIZ adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. SFAS 142 also requires intangible assets with finite useful lives to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." CBIZ finalized the required transitional tests of goodwill during 2002, and recorded an impairment charge of $88.6 million on a pre-tax basis. This non-cash charge is reflected as a cumulative effect of a change in accounting principle, net of tax benefit, of $80.0 million.

FINANCIAL CONDITION

As of March 31, 2003, total assets were $433.8 million, total liabilities were $128.9 million, and shareholders equity was $305.0 million. Current assets of $204.0 million exceeded current liabilities of $106.3 million by $97.7 million at March 31, 2003.

Cash and cash equivalents decreased $3.1 million to $3.3 million at March 31, 2003, from $6.4 million at December 31, 2002, as cash provided by operating activities was used primarily for capital expenditures and debt reduction. Restricted cash was $14.8 million at March 31, 2003, a decrease of $2.2 million from December 31, 2002. Restricted cash represents those funds held in connection with CBIZ's NASD regulated operations and funds held in connection with the pass through of insurance premiums to the carrier. Funds held for clients were $36.0 million, which is directly offset by client fund obligations. Cash, restricted cash and funds held for clients fluctuate during the year based on the timing of cash receipts and related payments. Accounts receivable, net were $127.7 million at March 31, 2003, an increase of $24.7 million from December 31, 2002. The increase in receivables is attributed to the seasonal increase in revenues, namely tax services generated by the ATA operating practice group. Goodwill and other intangible assets, net, of $165.2 million at March 31, 2003, increased $1.5 million from December 31, 2002. The increase in other intangibles is primarily related to the acquisition completed during the quarter ended March 31, 2003.

The accounts payable balance of $22.0 million at March 31, 2003 reflects amounts due to suppliers and vendors. Client fund obligations of $36.0 million were directly related to funds held for clients in the same amount as reflected in current assets. Total other accrued liabilities increased $0.3 million, from $42.6 million at December 31, 2002 to $42.9 million at March 31, 2003. There were no significant changes in other accrued liabilities, which are primarily comprised of accrued compensation, consolidation and integration reserves, litigation reserves, notes payable and capitalized leases. CBIZ's bank debt balance was $17.0 million at March 31, 2003, a reduction of $0.5 million from December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

CBIZ's bank line of credit is a $73.0 million revolving credit facility with Bank of America as the agent bank. The credit facility carries an option to increase the total commitment to $80 million and allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ stock. CBIZ expects to use the facility for working capital, internal growth initiatives, and its acquisition program. The facility has a three-year term with an expiration date of September 2005.

At March 31, 2003, CBIZ had $17 million outstanding under its credit facility, and based on the borrowing base calculation, had approximately $49.0 million of available funds under its credit facility. Management believes that those available funds, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future. CBIZ is currently in compliance with all covenants under its credit facility.

SOURCES AND USES OF CASH

Net cash provided by operating activities was $2.1 million for each of the three-month periods ended March 31, 2003 and 2002, and was the primary source of funds used to reduce CBIZ's bank debt.

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

Net cash used in investing activities during the quarter ended March 31, 2003 of $4.5 million primarily consisted of $3.2 million used for capital expenditures, $0.8 million used toward the acquisition of a benefits and insurance firm, and $0.4 million provided to HarborView Partners, for which CBIZ has a joint marketing arrangement to provide internal audit outsourced services. Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of certain offices, IT capital to support the growth of the medical practice management unit and equipment purchases in relation to normal replacement.

Net cash used in financing activities was $0.6 million in 2003 compared to $5.4 million in 2002, a decrease in use of $4.8 million. Cash was primarily used to reduce bank debt by $0.5 million in 2003, compared to a reduction of $5.0 million in 2002.

INTEREST RATE RISK MANAGEMENT

CBIZ entered into an interest rate swap agreement in the third quarter of 2001 to reduce the impact of potential rate increases on variable rate debt through its credit facility. The interest rate swap was entered into with a notional amount of $25 million, a fixed LIBOR rate of 3.58%, and a maturity date of August 2003. During 2002, CBIZ continued to reduce its outstanding debt. Based on our continued strong cash flow and debt reduction, combined with the interest rate environment, CBIZ reduced the notional amount of the swap to $15 million at the end of 2002, and further reduced the notional amount of the swap to $10 million during quarter ended March 31, 2003. CBIZ accounts for the interest rate swap as a cash flow hedge, whereby the fair value of the interest rate swap is reflected as an asset or liability in the accompanying consolidated balance sheet. The interest rate swap (hedging instrument) matches the notional amount, interest rate index and re-pricing dates as those that exist under the variable rate debt through its credit facility (hedged item). When the interest rate index is below the fixed rate LIBOR, the change in fair value of the instrument represents a change in intrinsic value, which is an effective hedge. This portion of change in value will be recorded as other comprehensive income
(loss). For the quarter ended March 31, 2003, the change in fair value resulted in a loss of approximately $0.2 million, which is recorded as accumulated other comprehensive loss in stockholders' equity.

CRITICAL ACCOUNTING POLICIES

The policies discussed below are considered by management to be critical to the understanding of CBIZ's condensed consolidated financial statements because their application places significant demand on management's judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that estimates may require adjustment if future events develop differently than forecasted.

REVENUE RECOGNITION AND VALUATION OF UNBILLED REVENUES

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable and collectibility is reasonably assured, which is in accordance with generally accepted accounting principles and SEC Staff Accounting Bulletin No. 101. CBIZ offers a vast array of products and outsourced business services to its clients. Those services are delivered through three segments. A description of revenue recognition, as it relates to those segments, is provided below:

ACCOUNTING, TAX AND ADVISORY SERVICES - Revenue consists primarily of fees for accounting services, preparation of tax returns and consulting services. Revenues are recorded in the period in which they are earned. CBIZ bills clients based upon a predetermined agreed upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

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

- Fee income is recognized as in the period earned, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements or asset-based fees.

NATIONAL PRACTICES - The business units that comprise this division offer a variety of services. A description of revenue recognition associated with the primary services is provided below:

- Mergers & Acquisitions and Capital Advisory - Revenue associated with non-refundable retainers are recognized on a pro rata basis over the life of the engagement. Revenue associated with success fee transactions are recognized when the transaction is completed.

- Technology Consulting - Revenue associated with hardware and software sales are recognized upon delivery and acceptance of the product. Revenue associated with installation and service agreements are recognized as services are performed. Consulting revenue is recognized on an hourly or per diem fee basis.

- Valuation and Property Tax - Revenue associated with retainer contracts are recognized on a pro rata basis over the life of the contract, which is generally twelve months. Revenue associated with contingency arrangements is recognized once written notification is received from an outside third party (e.g., assessor in the case of a property tax engagement) acknowledging that the contingency has been completed.

- Medical Practice Management - Revenue is recognized when payments are received on our clients' patient accounts.

VALUATION OF ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of the collectibility of our accounts receivable, including unbilled accounts receivable, related to current period service revenue. Management analyzes historical bad debts, client credit-worthiness, and current economic trends and conditions when evaluating the adequacy of the allowance for doubtful accounts and the collectibility of notes receivable. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result if management made different judgments or utilized different estimates.

VALUATION OF GOODWILL

Effective January 1, 2002, CBIZ adopted the provisions of SFAS 142 and accordingly ceased amortization of our remaining goodwill balance. During 2002, CBIZ completed the process of evaluating our goodwill for impairment using the new fair market impairment guidelines of SFAS 142. This change to a new method of accounting for goodwill resulted in a non-cash impairment charge of $88.6 million on a pretax basis ($80.0 million net of tax), which was recorded as a cumulative effect of a change in accounting principle.

VALUATION OF INVESTMENTS

CBIZ has certain investments in privately held companies that are currently in their start-up or development stages and are included in "other assets" in the accompanying unaudited condensed consolidated balance sheets. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the companies' industries, the strength of the private equity markets and general market conditions. Although the market value of these investments is not readily determinable, management believes their current fair values approximate their carrying values as of March 31, 2003. In light of the circumstances noted above, particularly with respect to the current economic environment, it is possible that the fair value of these investments could decline in future periods, and further impairment could occur.

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

ESTIMATES OF INCENTIVE COMPENSATION COSTS AND EFFECTIVE INCOME TAX RATES

Incentive compensation costs and income tax expense are two significant expense categories that are highly dependent upon management estimates and judgments, particularly at each interim reporting date. In arriving at the amount of expense to recognize, management believes it makes reasonable estimates and judgments using all significant information available. Incentive compensation costs are accrued on a monthly basis, and the ultimate determination is made after our year-end results are finalized; thus, estimates are subject to change. Circumstances that could cause our estimates of effective income tax rates to change include the impact of information that subsequently became available as we prepared our corporate income tax returns; the level of actual pre-tax income; revisions to tax positions taken as a result of further analysis and consultation; and changes mandated as a result of audits by taxing authorities.

OTHER SIGNIFICANT POLICIES

Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of the consolidated financial statements. Those policies are described in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation of variable interest entities (VIEs) that have the characteristics of equity investments at risk not sufficient to permit the entity to finance its activities without additional financial support from other parties, or VIEs in which the equity investor lacks essential characteristics of a controlling financial interest.

The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003 regardless of when the VIE was established. CBIZ has adopted the disclosure provisions and expects to adopt the consolidation requirements, if applicable, on July 1, 2003.

CBIZ is continuing to evaluate the impact of FIN 46, but does not believe that the consolidation provisions of FIN 46 will have a material impact on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This 10-Q Report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this 10-Q Report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding CBIZ's financial position, business strategy and plans and objectives for future performance are forward-looking statements. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "believes," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or assumptions materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to, CBIZ's ability to adequately manage its growth; CBIZ's dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; and changes in governmental regulation and tax laws affecting its operations. Consequently, no forward-looking statement can be guaranteed. A more detailed description of risks and uncertainties may be found in CBIZ's Annual Report on Form 10-K. CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Quantitative Information About Market Risk. CBIZ's floating rate debt under its credit facility exposes the Company to interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at March 31, 2003, interest expense would increase or decrease by $0.2 million annually. CBIZ has entered into an interest rate swap to minimize the potential impact of future increases in interest rates. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management," for a further discussion of this financial instrument.

CBIZ does not engage in trading market risk sensitive instruments. Except for the interest rate swap discussed above, CBIZ does not purchase instruments, hedges, or "other than trading" instruments that are likely to expose CBIZ to market risk, whether foreign currency exchange, commodity price or equity price risk. CBIZ has not issued debt instruments, entered into forward or futures contracts or purchased options.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            99.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.3 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

            There were no Current Reports on Form 8-K filed during the three months ended March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Century Business Services, Inc.
                                                 -------------------------------
                                                          (Registrant)



Date:    May 15, 2003                  By:       /s/ WARE H. GROVE
         ------------                            -------------------------------
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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                       By:      /s/ Steven L. Gerard
       ------------                             --------------------------------
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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003                           By:      /s/ Ware H. Grove
      ------------                                 -----------------------------
                                                      Ware H. Grove
                                                      Chief Financial Officer