Form 10-Q
period 2003-06-30
CENTURY BUSINESS SERVICES INC
filed 2003-08-14
CIK 944148

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ____________

                         Commission file number 0-25890


                         CENTURY BUSINESS SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                   Delaware                                   22-2769024
---------------------------------------------        ---------------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
              or Organization)                           Identification No.)

6480 Rockside Woods Boulevard South, Suite 330, Cleveland, Ohio     44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

(Registrant's Telephone Number, Including Area Code)             216-447-9000
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
                                               Yes   X    No
                                                   ----       ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                               Yes   X    No
                                                   ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Outstanding at
     Class of Common Stock                        July 31, 2003
     ---------------------                        ----------------
     Par value $.01 per share                       86,136,262

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:                                                         Page

         Item 1.    Financial Statements

                    Consolidated Balance Sheets -
                    June 30, 2003 and December 31, 2002                                    3

                    Consolidated Statements of Operations -
                    Three and Six Months Ended June 30, 2003 and 2002                      4

                    Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 2003 and 2002                                5

                    Notes to the Consolidated Financial Statements                      6-14

         Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                         15-22

         Item 3.    Quantitative and Qualitative Information about Market Risk            22

         Item 4.    Controls and Procedures                                            22-23


PART II. OTHER INFORMATION:

         Item 4.    Submission of Matters to a Vote of Security Holders                   23

         Item 6.    Exhibits and Reports on Form 8-K                                      23

         Signature                                                                        24

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                (UNAUDITED)
                                                                  JUNE 30,        DECEMBER 31,
                                                                   2003              2002
                                                                 ---------         ---------
                             ASSETS
Current assets:
  Cash and cash equivalents                                      $   6,444         $   6,351
  Restricted cash                                                   12,509            16,980
  Accounts receivable, net                                         119,364           102,982
  Notes receivable - current                                         3,207             2,029
  Income taxes recoverable                                               -             4,957
  Deferred income taxes                                              3,908             3,567
  Other current assets                                               8,302             7,098
  Assets of businesses held for sale                                10,054             9,566
                                                                 ---------         ---------
      Current assets before funds held for clients                 163,788           153,530

  Funds held for clients                                            32,902            49,217
                                                                 ---------         ---------
      Total current assets                                         196,690           202,747

Property and equipment, net                                         41,505            44,600
Notes receivable - non-current                                       4,396             7,585
Deferred income taxes - non-current                                 10,637            10,580
Goodwill and other intangible assets, net                          164,633           163,706
Other assets                                                         3,532             3,893
                                                                 ---------         ---------
      Total assets                                               $ 421,393         $ 433,111
                                                                 =========         =========

                           LIABILITIES
Current liabilities:
   Accounts payable                                              $  27,718         $  22,548
   Income taxes payable                                              7,369                 -
   Other current liabilities                                        32,243            37,687
   Liabilities of businesses held for sale                           6,956             6,905
                                                                 ---------         ---------
       Current liabilities before client fund obligations           74,286            67,140

   Client fund obligations                                          32,902            49,217
                                                                 ---------         ---------
       Total current liabilities                                   107,188           116,357

Bank debt                                                                -            17,500
Other non-current liabilities                                        5,723             4,936
                                                                 ---------         ---------
       Total liabilities                                           112,911           138,793
                                                                 ---------         ---------

                      STOCKHOLDERS' EQUITY
Common stock                                                           954               951
Additional paid-in capital                                         440,344           439,684
Accumulated deficit                                               (131,506)         (144,754)
Treasury stock                                                      (1,308)           (1,308)
Accumulated other comprehensive loss                                    (2)             (255)
                                                                 ---------         ---------
       Total stockholders' equity                                  308,482           294,318

       Commitments and contingencies
                                                                 ---------         ---------
       Total liabilities and stockholders' equity                $ 421,393         $ 433,111
                                                                 =========         =========


See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               ---------------------------------------------------------
                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                               -------------------------       -------------------------
                                                                  2003            2002            2003            2002
                                                               ---------       ---------       ---------       ---------

Revenue                                                        $ 126,080       $ 125,163       $ 272,375       $ 267,367

Operating expenses                                               112,489         112,128         230,550         227,522
                                                               ---------       ---------       ---------       ---------
Gross margin                                                      13,591          13,035          41,825          39,845

Corporate general and administrative                               4,772           5,159          10,021          10,029
Depreciation and amortization                                      4,350           5,007           8,647           9,938
                                                               ---------       ---------       ---------       ---------
Operating income                                                   4,469           2,869          23,157          19,878

Other income (expense):
  Interest expense                                                  (297)           (653)           (620)         (1,471)
  Gain on sale of operations, net                                  1,784              86           1,784           1,110
  Other income (expense), net                                       (155)          1,104            (693)          1,606
                                                               ---------       ---------       ---------       ---------
       Total other income, net                                     1,332             537             471           1,245

Income from continuing operations before
   income tax expense                                              5,801           3,406          23,628          21,123

Income tax expense                                                 2,468           1,452          10,043           9,085
                                                               ---------       ---------       ---------       ---------

Income from continuing operations                                  3,333           1,954          13,585          12,038

Income (loss) from operations of discontinued businesses,
   net of tax                                                         97              74            (154)           (366)
Loss on disposal of discontinued businesses, net of tax             (183)           (892)           (183)         (1,236)
                                                               ---------       ---------       ---------       ---------

Income before cumulative effect of change in
   accounting principle                                            3,247           1,136          13,248          10,436
Cumulative effect of a change in accounting principle,
    net of tax                                                         -               -               -         (80,007)
                                                               ---------       ---------       ---------       ---------

Net income (loss)                                              $   3,247       $   1,136       $  13,248       $ (69,571)
                                                               =========       =========       =========       =========

Earnings (loss) per share:
   Basic:
     Continuing operations                                     $    0.04       $    0.02       $    0.14       $    0.13
     Discontinued operations                                       (0.01)          (0.01)              -           (0.02)
     Cumulative effect of change in accounting principle               -               -               -           (0.84)
                                                               ---------       ---------       ---------       ---------
     Net income (loss)                                         $    0.03       $    0.01       $    0.14       $   (0.73)
                                                               =========       =========       =========       =========

   Diluted:
     Continuing operations                                     $    0.03       $    0.02       $    0.14       $    0.12
     Discontinued operations                                           -           (0.01)              -           (0.02)
     Cumulative effect of change in accounting principle               -               -               -           (0.82)
                                                               ---------       ---------       ---------       ---------
     Net income (loss)                                         $    0.03       $    0.01       $    0.14       $   (0.72)
                                                               =========       =========       =========       =========

Basic weighted average shares outstanding                         95,138          95,005          95,112          94,945
                                                               =========       =========       =========       =========
Diluted weighted average shares outstanding                       97,178          97,595          97,073          97,349
                                                               =========       =========       =========       =========

See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                     2003           2002
                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $ 13,248       $(69,571)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
     Loss from discontinued operations                                  154            366
     Loss on divestiture of discontinued operations                     183          1,236
     Gain on divested operations                                     (1,784)        (1,110)
     Bad debt expense, net of recoveries                              2,418          3,746
     Impairment of notes receivable                                   2,014              -
     Cumulative effect of change in accounting principle                  -         80,007
     Depreciation and amortization                                    8,647          9,938
     Deferred income taxes                                             (398)        (2,547)
   Changes in assets and liabilities, net of acquisitions and dispositions:
     Restricted cash                                                  4,339          5,169
     Accounts receivable, net                                       (19,249)        (4,172)
     Other assets                                                    (1,507)        (4,110)
     Accounts payable                                                 5,472          2,026
     Income taxes                                                    12,488          7,086
     Accrued expenses and other liabilities                          (5,916)        (4,000)
                                                                   --------       --------
Net cash provided by continuing operations                           20,109         24,064
Net cash provided by discontinued operations                          1,031            478
                                                                   --------       --------
Net cash provided by operating activities                            21,140         24,542
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions, net of cash acquired and
    contingent consideration                                         (1,553)             -
   Proceeds from divested operations                                  3,843          3,622
   Additions to property and equipment, net                          (5,180)        (6,341)
   Net decrease in notes receivable                                     272            683
                                                                   --------       --------
Net cash used in investing activities                                (2,618)        (2,036)
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank debt                                           76,250         14,000
   Proceeds from notes payable and capitalized leases                    58            265
   Payment of bank debt                                             (93,750)       (36,000)
   Payment of notes payable and capitalized leases                   (1,128)          (739)
   Proceeds from exercise of stock options and warrants                 141            532
                                                                   --------       --------
Net cash used in financing activities                               (18,429)       (21,942)
                                                                   --------       --------

Net decrease in cash and cash equivalents                                93            564
Cash and cash equivalents at beginning of year                        6,351          4,340
                                                                   --------       --------
Cash and cash equivalents at end of year                           $  6,444       $  4,904
                                                                   ========       ========


See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries (CBIZ) as of June 30, 2003 and December 31, 2002, and the results of their operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q, and accordingly do not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in CBIZ's annual report on Form 10-K for the year ended December 31, 2002. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of critical accounting policies.

         Use of Estimates

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

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

         In January 2003, the FASB issued Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation of variable interest entities (VIEs) that have the characteristics of equity investments at risk not sufficient to permit the entity to finance its activities without additional financial support from other parties, or VIEs in which the equity investor lacks essential characteristics of a controlling financial interest. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003 regardless of when the VIE was established. CBIZ has adopted the disclosure provisions and the consolidation requirements, where applicable, on July 1, 2003.

         In January 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


         Instruments and Hedging Activities." The Statement will improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, and will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. CBIZ does not believe this Statement will have a material impact on is financial position, results of operations, or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement affects the accounting for three types of freestanding financial instruments that could previously be accounted for as equity: mandatorily redeemable shares; put options and forward purchase contracts; and obligations that can be settled with shares. This Statement is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. CBIZ does not believe this Statement will have a material impact on is financial position, results of operations, or cash flows.

2.       ACCOUNTS RECEIVABLE

         Accounts receivable balances were as follows (in thousands):

                                                                                   JUNE 30, 2003      DECEMBER 31, 2002
                                                                                  ---------------    -------------------
         Trade accounts receivable ......................................            $ 91,917             $   82,694
         Unbilled revenues ..............................................              37,520                 29,123
                                                                                     --------             ----------
         Total accounts receivable ......................................             129,437                111,817
         Less allowance for doubtful accounts ...........................             (10,073)                (8,835)
                                                                                     --------             ----------
         Accounts receivable, net .......................................            $119,364             $  102,982
                                                                                     ========             ==========

3.       GOODWILL AND OTHER INTANGIBLE ASSETS, NET

         The components of intangible assets, net are as follows (in thousands):

                                                                                   JUNE 30, 2003      DECEMBER 31, 2002
                                                                                  ---------------    -------------------
         Goodwill .......................................................            $155,942             $  157,035

         Intangibles:
           Client lists .................................................              11,876                  9,217
           Other intangibles ............................................                 565                    484
                                                                                     --------             ----------
                Total intangibles .......................................              12,441                  9,701

         Total goodwill and other intangibles assets ....................             168,383                166,736
         Less accumulated amortization ..................................              (3,750)                (3,030)
                                                                                     --------             ----------
         Total goodwill and other intangible assets, net ................            $164,633             $  163,706
                                                                                     ========             ==========

         Client lists are amortized over a period not to exceed ten years. Other intangibles, which consist primarily of non-compete agreements, expirations, trademarks and website costs are amortized over periods ranging from three to ten years.

4.       BANK DEBT

         Bank debt balances were as follows (in thousands, except percentages):

                                                                                   JUNE 30, 2003      DECEMBER 31, 2002
                                                                                  ---------------    -------------------
         Bank debt:

           Revolving credit facilities, effective rates of 3.31% to 5.58%            $      -             $   17,500
                                                                                     ========             ==========

           Weighted average rates .......................................                5.14%                  5.80%
                                                                                     ========             ==========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


         The bank agreement contains financial covenants that require CBIZ to meet certain requirements with respect to (i) minimum tangible net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. Limitations are also placed on CBIZ's ability to acquire as well as to divest operations. As of June 30, 2003, CBIZ was in compliance with its covenants.

         In the ordinary course of business, CBIZ provides letters of credit to certain lessors in lieu of security deposits. Letters of credit under the credit facility were $2.1 million and $1.9 million as of June 30, 2003 and December 31, 2002, respectively. Management does not expect any material charges to result from these instruments because performance is not expected to be required.

         At June 30, 2003, based on the borrowing base calculation, CBIZ had approximately $60.0 million of available funds under its credit facility.

         Effective June 6, 2003, CBIZ completed an amendment to its credit facility with its lenders. The amendment was completed for purposes of increasing restricted payments to allow CBIZ to repurchase up to $52.5 million of capital stock through December 31, 2003, in addition to the current provision permitting the purchase of stock for up to 50% of trailing twelve months net income. In conjunction with the amendment to allow for increased repurchase of capital stock, the following changes were made to the credit facility: (i) the minimum tangible net worth requirement was revised to a minimum net worth test with a beginning base of $260 million, and (ii) the borrowing base tied to levels of accounts receivable and WIP was revised to permit an over-advance of $5 million to the total borrowing base for up to 10 consecutive business days during each month through December 31, 2003.

5.       CONTINGENCIES

         CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. CBIZ is involved in certain legal proceedings as described in Part I, "Item 3 - Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant developments in such claims or suits during the first six months of 2003, other than an adjustment recorded to certain legal reserves as the result of a favorable judgment received in April of 2003. Reserve adjustments are recorded in other income (expense), net. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

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

         During the first six months of 2002, CBIZ initiated plans for the consolidation of the Kansas City market which resulted in $1.7 million of charges related to noncancellable lease obligations. During the first six months of 2003, there were no significant charges related to consolidation and integration activity. Management continually evaluates and adjusts certain reserve estimates for noncancellable lease obligations based on changes in market conditions and sublease arrangements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


         Consolidation and integration reserve balances as of December 31, 2002, and activity during the six-month period ended June 30, 2003 was as follows (in thousands):

                                                                                          LEASE CONSOLIDATIONS
                                                                                    -------------------------------
                                                                                     1999 PLAN           OTHER PLANS
                                                                                    ----------           ------------
         Reserve balance at December 31, 2002 ...........................            $     64             $    3,705

           Reserve estimate adjustments to expense ......................                  20                    154
           Payments .....................................................                 (78)                  (465)
                                                                                     --------             ----------
         Reserve balance at June 30, 2003 ...............................            $      6             $    3,394
                                                                                     ========             ==========

         Consolidation and integration charges incurred for the three and six months ended June 30, 2003 and 2002, which are included in operating expenses in the consolidated statements of operations, were as follows (in thousands):

                                                                                     -------------------------------
                                                                                           THREE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     -------------------------------
                                                                                       2003                  2002
                                                                                     --------             ----------
         CONSOLIDATION AND INTEGRATION CHARGES NOT IN 1999 PLAN:
             Severance expense ..........................................            $     40             $      (12)
             Lease consolidation and abandonment ........................                 282                    417

             Other consolidation charges ................................                 (19)                   277
                                                                                     --------             ----------
                 Subtotal ...............................................                 303                    682
         CONSOLIDATION AND INTEGRATION CHARGES FOR THE 1999 PLAN:

         Adjustment to lease accrual ....................................                  20                     91
                                                                                     --------             ----------
         Total consolidation and integration charges ....................            $    323             $      773
                                                                                     ========             ==========


                                                                                     -------------------------------
                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     -------------------------------
                                                                                       2003                  2002
                                                                                     --------             ----------
         CONSOLIDATION AND INTEGRATION CHARGES NOT IN 1999 PLAN:
             Severance expense ..........................................            $     94             $       29
             Lease consolidation and abandonment ........................                 586                  2,427
             Other consolidation charges ................................                 (26)                   333
                                                                                     --------             ----------
                 Subtotal ...............................................                 654                  2,789
         CONSOLIDATION AND INTEGRATION CHARGES FOR THE 1999 PLAN:
         Adjustment to lease accrual ....................................                  20                     80
                                                                                     --------             ----------
         Total consolidation and integration charges ....................            $    674             $    2,869
                                                                                     ========             ==========

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30                        JUNE 30
                                                            -----------------------        ----------------------------
                                                                2003          2002            2003              2002
                                                            ----------       ------        ----------        ----------
         Net income (loss) as reported .............        $    3,247       $1,136        $   13,248        $  (69,571)

         Fair value of stock-based compensation, net
         of tax ....................................               816          905             1,618             1,707
                                                            ----------       ------        ----------        ----------
         Pro forma net income (loss) ...............        $    2,431       $  231        $   11,630        $  (71,278)
                                                            ==========       ======        ==========        ==========
         Earnings (loss) per share:
             Basic - as reported ...................        $     0.03       $ 0.01        $     0.14        $    (0.73)
             Basic - pro forma .....................        $     0.02       $    -        $     0.12        $    (0.75)
             Diluted - as reported .................        $     0.03       $ 0.01        $     0.14        $    (0.72)
             Diluted - pro forma ...................        $     0.02       $    -        $     0.12        $    (0.73)

         The above results may not be representative of the effects on net income for future years.

8.       EARNINGS PER SHARE

         CBIZ presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of dilutive potential common shares (in thousands):

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                               ------------------------        ------------------------
                                                 2003            2002            2003            2002
                                               --------        --------        --------        --------
         NUMERATOR:
         ----------
         Net income (loss) ............        $  3,247        $  1,136        $ 13,248        $(69,571)

         DENOMINATOR:
         ------------
            BASIC
                Weighted average common
                 shares ...............          95,138          95,005          95,112          94,945
                                               --------        --------        --------        --------

            DILUTED
                Options ...............           2,040           2,590           1,961           2,404
                                               --------        --------        --------        --------
                  Total                          97,178          97,595          97,073          97,349
                                               ========        ========        ========        ========

9.       ACQUISITIONS

         In January 2003, CBIZ completed the acquisition of a benefits and insurance firm in Boca Raton, Florida, and in May 2003, CBIZ completed the acquisition of an Accounting Tax & Advisory firm in Orange County, California. The aggregate purchase price of these acquisitions was approximately $4.3 million, comprised of $1.4 million in cash and 177,000 shares of restricted common stock (estimated stock value of $0.5 million at acquisition) paid at closing, and up to an additional $2.4 million payable in cash which is contingent on the unit meeting certain future revenue targets. The excess of purchase price over fair value of net assets acquired was allocated to the purchased client list, which is being amortized over a

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


         ten-year period, and to certain non-compete agreements, which are being amortized over two years. The operating results of these firms have been included in the accompanying consolidated financial statements since the dates of acquisition.

10.      DIVESTITURES

         During the first quarter of 2003, there were no transactions related to the sale of a business, commitment to sell a business, or classification of a unit as a discontinued operation. During the second quarter of 2003, CBIZ sold two businesses; Health Administrative Services (HAS) with offices in Dallas and Houston, Texas, and a small 401(k) recordkeeping business in Denver, Colorado. CBIZ completed the sale of these two businesses for an aggregate price of $4.2 million in cash. These divestitures resulted in a pretax gain of $1.8 million

         During the first quarter of 2002, CBIZ sold, closed or committed to sale, eight businesses. Of these eight operations, CBIZ completed the sale or closing of five Accounting, Tax and Advisory (ATA) operations, one Benefits and Insurance operation, and two National Practices operations for an aggregate price of $5.7 million which included $3.6 million in notes receivable. These divestitures resulted in a pretax gain of $1.1 million. During the second quarter of 2002, CBIZ completed the sale of one non-core business operation for an aggregate price of $1.2 million, which resulted in a pretax gain of $0.1 million.

         The sale of these businesses was either initiated before CBIZ adopted SFAS No. 144 "Accounting for the Impairment of or the Disposal of Long-Lived Assets", or did not meet the criteria for treatment as a discontinued operation and were reported under gain on divested operations from continuing operations.

 11.     SEGMENT REPORTING

         CBIZ business units are aggregated into three operating practice groups: Accounting, Tax and Advisory (ATA), Benefits and Insurance, and National Practices. CBIZ MMP, which is CBIZ's medical practice management unit within the National Practices Group, exceeded the quantitative threshold of aggregation (10% of total revenues) as defined under SFAS No. 131, "Disclosures About Segments of Enterprise and Related Information," in 2002, therefore requiring separate segment disclosure. In addition, certain technology operations were transferred from the ATA division to the National Practices division effective January 1, 2003. Historical financial data was not available for all of these operations; therefore, prior period data is included in the ATA results and was not reclassified between ATA and National Practices.

         In addition to the four reportable segments disclosed, corporate and other is also reported separately. Corporate and other includes certain operating expenses that are not allocated to any individual unit or segment, such as insurance costs, audit fees, consolidation and integration charges, and costs related to other company-wide initiatives. Segment information for the three and six-month periods ended June 30, 2003 and 2002 were as follows (in thousands):

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

                                                                  THREE MONTHS ENDED JUNE 30, 2003
                                       -------------------------------------------------------------------------------------
                                                                              NATIONAL
                                                                           PRACTICE GROUP
                                                                       ----------------------


                                       ACCOUNTING                      MEDICAL       NATIONAL
                                          TAX &        BENEFITS &     PRACTICE       PRACTICE       CORPORATE
                                        ADVISORY       INSURANCE         MGMT.        - OTHER       AND OTHER        TOTAL
                                       -------------------------------------------------------------------------------------
Revenue ...........................       $50,992         38,490         18,670         17,928              -       $126,080
Operating expenses ................        46,459         30,722         15,229         18,542          1,537        112,489
                                       -------------------------------------------------------------------------------------
  Gross margin ....................         4,533          7,768          3,441           (614)        (1,537)        13,591
Corporate general & administrative              -              -              -              -          4,772          4,772
Depreciation and amortization .....         1,252            730            646            290          1,432          4,350
                                       -------------------------------------------------------------------------------------
  Operating income (loss) .........         3,281          7,038          2,795           (904)        (7,741)         4,469
Other income (expense):
  Interest expense ................           (14)           (21)             -              -           (262)          (297)
  Gain on sale of operation, net ..             -              -              -              -          1,784          1,784
  Other income (expense), net .....            44             33            (90)           179           (321)          (155)
                                       -------------------------------------------------------------------------------------
    Total other income (expense) ..            30             12            (90)           179          1,201          1,332
                                       -------------------------------------------------------------------------------------
Income (loss) from continuing .....
   operations before income taxes         $ 3,311          7,050          2,705           (725)        (6,540)      $  5,801
                                       =====================================================================================

                                                                   THREE MONTHS ENDED JUNE 30, 2002
                                       -------------------------------------------------------------------------------------
                                                                               NATIONAL
                                                                             PRACTICE GROUP
                                                                        -----------------------


                                        ACCOUNTING                       MEDICAL       NATIONAL
                                          TAX &        BENEFITS &       PRACTICE       PRACTICE      CORPORATE
                                         ADVISORY      INSURANCE          MGMT.        - OTHER       AND OTHER      TOTAL
                                       -------------------------------------------------------------------------------------
Revenue ...........................       $52,065         38,110         16,634         18,354              -       $125,163
Operating expenses ................        46,702         31,050         13,233         19,209          1,934        112,128
                                       -------------------------------------------------------------------------------------
  Gross margin ....................         5,363          7,060          3,401           (855)        (1,934)        13,035
Corporate general & administrative              -              -              -              -          5,159          5,159
Depreciation and amortization .....         1,311            944            463            377          1,912          5,007
                                       -------------------------------------------------------------------------------------
  Operating income (loss) .........         4,052          6,116          2,938         (1,232)        (9,005)         2,869
Other income (expense):
  Interest expense ................           (13)           (20)            (2)            (8)          (610)          (653)
  Gain on divested operations, net .            -              -              -              -             86             86
  Other income (expense), net .....            81             21            (10)           200            812          1,104
                                       -------------------------------------------------------------------------------------
    Total other income (expense) ..            68              1            (12)           192            288            537
                                       -------------------------------------------------------------------------------------
Income (loss) from continuing .....
  operations before income taxes          $ 4,120          6,117          2,926         (1,040)        (8,717)      $  3,406
                                       =====================================================================================

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


                                                                   SIX MONTHS ENDED JUNE 30, 2003
                                       -------------------------------------------------------------------------------------
                                                                                NATIONAL
                                                                             PRACTICE GROUP
                                                                        -----------------------


                                        ACCOUNTING                      MEDICAL        NATIONAL
                                          TAX &         BENEFITS &      PRACTICE       PRACTICE      CORPORATE
                                         ADVISORY       INSURANCE         MGMT.        - OTHER       AND OTHER       TOTAL
                                       -------------------------------------------------------------------------------------
Revenue ...........................      $121,392         78,371         36,248         36,364              -       $272,375
Operating expenses ................        95,536         62,805         30,384         37,807          4,018        230,550
                                       -------------------------------------------------------------------------------------
  Gross margin ....................        25,856         15,566          5,864         (1,443)        (4,018)        41,825
Corporate general & administrative              -              -              -              -         10,021         10,021
Depreciation and amortization .....         2,508          1,484          1,247            613          2,795          8,647
                                       -------------------------------------------------------------------------------------
  Operating income (loss) .........        23,348         14,082          4,617         (2,056)       (16,834)        23,157
Other income (expense):
  Interest expense ................           (27)           (44)            (1)            (1)          (547)          (620)
  Gain on sale of operations, net .             -              -              -              -          1,784          1,784
  Other income (expense), net .....           122             85            (91)           401         (1,210)          (693)
                                       -------------------------------------------------------------------------------------
    Total other income (expense) ..            95             41            (92)           400             27            471
                                       -------------------------------------------------------------------------------------
Income (loss) from continuing .....
  operations before income taxes         $ 23,443         14,123          4,525         (1,656)       (16,807)      $ 23,628
                                       =====================================================================================


                                                                    SIX MONTHS ENDED JUNE 30, 2002
                                       -------------------------------------------------------------------------------------
                                                                                NATIONAL
                                                                             PRACTICE GROUP
                                                                        -----------------------


                                        ACCOUNTING                       MEDICAL       NATIONAL
                                           TAX &       BENEFITS &       PRACTICE       PRACTICE      CORPORATE
                                         ADVISORY      INSURANCE          MGMT.        - OTHER       AND OTHER       TOTAL
                                       -------------------------------------------------------------------------------------
Revenue ...........................      $124,410         73,969         31,745         37,243              -       $267,367
Operating expenses ................        97,241         61,196         26,184         37,642          5,259        227,522
                                       -------------------------------------------------------------------------------------
  Gross margin ....................        27,169         12,773          5,561           (399)        (5,259)        39,845

Corporate general & administrative              -              -              -              -         10,029         10,029
Depreciation and amortization .....         2,373          1,915            899            757          3,994          9,938
                                       -------------------------------------------------------------------------------------
  Operating income (loss) .........        24,796         10,858          4,662         (1,156)       (19,282)        19,878

Other income (expense):
  Interest expense ................           (27)           (42)            (4)           (30)        (1,368)        (1,471)
  Gain on divested operations, net.             -              -              -              -          1,110          1,110
Other income (expense), net .......           158            118             (7)           445            892          1,606
                                       -------------------------------------------------------------------------------------
    Total other income (expense) ..           131             76            (11)           415            634          1,245
                                       -------------------------------------------------------------------------------------
Income (loss) from continuing .....
  operations before income taxes         $ 24,927         10,934          4,651           (741)       (18,648)       $21,123
                                       =====================================================================================


12.      DISCONTINUED OPERATIONS

         During 2002, CBIZ adopted formal business plans to sell or close five business operations that were no longer part of CBIZ's strategic long-term growth objectives. These business operations are reported as discontinued operations and the net assets and liabilities and results of operations are reported separately in the consolidated financial statements. One operation was closed during the first quarter of 2002 for a loss on disposal of $0.3 million and three additional operations were subsequently closed during the remainder of the year 2002. One operation still remains available for sale as of June 30, 2003.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

         Revenue from the discontinued operations for the three and six-months ended June 30, 2003 were $0.6 million and $2.7 million, respectively, compared to $1.3 million and $5.5 million for the comparable periods in 2002.

         The assets and liabilities of the business units classified as discontinued operations consisted of the following (in thousands):

                                                       JUNE 30, 2003       DECEMBER 31, 2002
                                                       -------------       -----------------
         Accounts receivable, net ..................     $   5,539             $   5,499

         Property and equipment, net ...............           488                   508
         Deferred tax asset, net ...................         3,194                 3,554

         Other assets ..............................           833                     5
                                                         ---------             ---------
            Assets of discontinued operations ......     $  10,054             $   9,566
                                                         =========             =========

         Accounts payable ..........................     $     178             $     425
         Accrued expenses ..........................         6,778                 6,480
                                                         ---------             ---------
            Liabilities of discontinued operations .     $   6,956             $   6,905
                                                         =========             =========

13.      SUBSEQUENT EVENTS

         In July of 2003, CBIZ completed the acquisition of a benefits and insurance firm located in Salt Lake City, as well as a benefits and insurance book of business in Hunt Valley, Maryland. The aggregate purchase price of these acquisitions was approximately $2.0 million in cash, of which $0.8 million was paid at closing, and $1.2 million of which is contingent on the unit meeting certain future revenue targets.

         In July of 2003, CBIZ completed its modified Dutch Auction tender offer which resulted in the purchase of approximately 9.9 million shares of common stock at a purchase price of $3.30 per share, or a total cost of approximately $32.8 million. Subject to applicable law, CBIZ may in the future purchase up to 5.1 million additional shares under its previously announced share repurchase program authorizing the repurchase of up to 15 million shares by December 31, 2003. The funds necessary to complete this purchase were primarily drawn from CBIZ's bank line of credit, leaving approximately $30.0 million available under the credit facility.

         On August 6, 2003, CBIZ announced the appointment of two new independent directors, effective September 1, 2003. The appointments of Todd J. Slotkin, 50, and Donald V. Wier, 62, bring the total number of directors on CBIZ's Board to eight, seven of whom are outside directors.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion is intended to assist in the understanding of CBIZ's financial position and results of operations for the three and six months ended June 30, 2003 and 2002.

 OPERATING PRACTICE GROUPS

 CBIZ currently delivers products and services through three practice groups. A brief description of these groups' operating results and factors affecting their businesses is provided below.

 Accounting, Tax and Advisory Services. The Accounting, Tax and Advisory (ATA) group contributed approximately $51.0 million and $52.1 million of revenue, or approximately 40.4% and 41.6% of CBIZ's total revenue for the quarters ended June 30, 2003 and 2002, respectively. The decrease in revenue attributable to divestitures completed during or subsequent to the first quarter 2002 was $1.9 million, offset by an increase in revenues of $0.3 million due to acquisitions. For ATA businesses with a full period of operations for the three months ended June 30, 2003 and 2002, revenue increased $0.5 million, or 1.1%. The ATA group reported gross margins of 8.9% and 10.3% for the three months ended June 30, 2003 and 2002.

 Benefits and Insurance Services. The Benefits and Insurance group contributed approximately $38.5 million and $38.1 million of revenue, or approximately 30.5% and 30.4% of CBIZ's total revenue for the quarter ended June 30, 2003 and 2002, respectively. Revenue growth of $2.0 million related to acquisitions completed subsequent to the first quarter of 2002, offset by revenue decline from divestitures of $0.9 million. For Benefits and Insurance businesses with a full period of operations for the three-months ended June 30, 2003 and 2002, same-unit revenue decreased $0.7 million, or 2.0%. Same unit revenue decline was attributable to (i) the timing of commission bonus payments planned for the second quarter that were received during the first quarter; and (ii) decrease in revenue from worksite marketing which is expected to be recognized during the second half of the year. Gross margin for the Benefits and Insurance group for the three months ended June 30, 2003 was 20.2% as compared to 18.5% for the three-months ended June 30, 2002.

 National Practices Services- Medical Management Practice. CBIZ Medical Management Professionals (CBIZ MMP), CBIZ's medical practice management unit in the National Practices operating group, contributed approximately $18.7 million and $16.6 million, or 14.8% and 13.3%, of CBIZ's total revenue for the quarter ended June 30, 2003 and 2002, respectively. CBIZ MMP's revenue growth of $2.0 million, or 12.2%, is primarily attributable to the addition of new clients and the expansion into new markets, such as entrance into the western region of the United States during the later part of 2002. The gross margin for the three months ended June 30, 2003 was 18.4% as compared to 20.4% for the three months ended June 30, 2002.

 National Practices Services- Other. The other units within the National Practices group, excluding CBIZ MMP, contributed approximately $17.9 million and $18.5 million of revenue, or approximately 14.2% and 14.8% of CBIZ's total revenue for the quarter ended June 30, 2003 and 2002, respectively. The decrease in revenue was primarily experienced in CBIZ's mergers and acquisitions and valuation businesses.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue

Total revenue for the three months ended June 30, 2003 was $126.1 million as compared to $125.2 million for the three months ended June 30, 2002, representing an increase of $0.9 million, or 0.7%. The increase in revenue attributable to acquisitions completed subsequent to March 31, 2002 was $2.3 million, and was offset by a decrease in revenue of $1.2 million due to divestitures completed subsequent to March 31, 2002. For business units with a full period of operations for the three months ended June 30, 2003 and 2002, revenue decreased $0.2 million or 0.2%. A more comprehensive analysis of revenue by each operating practice group is discussed above.

Expenses

Operating expenses increased to $112.5 million for the three-month period ended June 30, 2003, from $112.1 million for the comparable period in 2002, an increase of $0.4 million, or 0.3%. As a percentage of revenue, operating expenses for the three-month period ended June 30, 2003 were 89.2%, compared to 89.6% for the comparable period in 2002. The primary components of operating expenses are personnel costs and occupancy expense. Operating expenses included consolidation, integration and severance charges for the three months ended June 30, 2003 and 2002 of $0.6 million and $1.2 million, respectively. Excluding consolidation and integration charges, operating expenses were $111.9 million or 88.8% as a percentage of revenue, for the three-month period ended June 30, 2003, compared to $111.0 million, or 88.6% as a percentage of revenue, for the comparable period in 2002. CBIZ believes this information may provide additional meaningful information in evaluating the company's performance. There were no significant changes in the components of operating expenses between the second quarters of 2002 and 2003.

Corporate general and administrative expenses decreased to $4.8 million for the three-month period ended June 30, 2003, from $5.2 million for the comparable period in 2002. Corporate general and administrative expenses represented 3.8% of total revenues for the three-month period ended June 30, 2003, down from 4.1% for the comparable period in 2002. The decrease in corporate general and administrative costs was primarily due to a decrease in legal costs, as the level of legal expenses to pursue cases concerning non-competition violations by former employees and other cases in which CBIZ is involved, was higher than usual in 2002.

Depreciation and amortization expense decreased to $4.4 million for the three-month period ended June 30, 2003, from $5.0 million for the comparable period in 2002, a decrease of $0.6 million, or 13.1%. The decrease is attributable to asset retirements, fully depreciated assets, and the shift from purchasing computer-related items to leasing such items. These operating lease costs are recorded as operating expenses, rather than capitalized and recorded as depreciation. As a percentage of total revenues, depreciation and amortization expense was 3.5% for the three-month period ended June 30, 2003, compared to 4.0% for the comparable period in 2002.

Interest expense decreased to $0.3 million for the three-month period ended June 30, 2003, from $0.7 million for the comparable period in 2002, a decrease of $0.4 million, or 54.5%. The decrease is the result of a lower average outstanding debt of $10.7 million during the second quarter of 2003, compared to $47.1 million during the second quarter of 2002, and average interest rates were approximately 5.2% during the second quarters of 2003, and 2002.

Gain on divested operations, net was $1.7 million for the three months ended June 30, 2003, and was related to the sale of two businesses operations, Health Administrative Services (HAS) and a small 401(k) recordkeeping business. Gain on divested operations, net was $0.1 million for the three months ended June 30, 2002, and was related to the sale of one business operation. See Note 10 to CBIZ's consolidated financial statements included herewith.

CBIZ reported other expense of $0.2 million for the three-month period ended June 30, 2003, compared to other income of $1.1 million for the comparable period in 2002, a decrease of $1.3 million. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ's payroll business, gain and losses on sale of assets, charges for legal reserves and settlements and miscellaneous income such as contingent royalties from previous divestitures. The change is primarily related to a $0.4 million impairment charge to notes receivable and $0.4 million of other income relating to contingent royalties received in 2002 that did not reoccur in 2003.

CBIZ recorded income taxes from continuing operations of $2.5 million and $1.5 million for the three-month periods ended June 30, 2003 and 2002, respectively. The effective tax rate decreased to 42.5% for the three-month period ended June 30, 2003, from 42.6% for the comparable period in 2002. The effective tax rate for the three-months ended June 30, 2003 and 2002 are generally in line with the statutory federal and state tax rates.

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue

Total revenue for the six months ended June 30, 2003 was $272.4 million as compared to $267.4 million for the six months ended June 30, 2002, representing an increase of $5.0 million, or 1.9%. The increase in revenue attributable to acquisitions completed subsequent to March 31, 2002 was $4.5 million, and was offset by a decrease in revenue of $2.0 million due to divestitures completed subsequent to March 31, 2002. For business units with a full period of operations for the six months ended June 30, 2003 and 2002, revenue increased $2.5 million or 1.0%.

Expenses

Operating expenses increased to $230.6 million for the six-month period ended June 30, 2003, from $227.5 million for the comparable period in 2002, an increase of $3.1 million, or 1.3%. As a percentage of revenue, operating expenses for the six-month period ended June 30, 2003 were 84.6%, compared to 85.1% for the comparable period in 2002. The primary components of operating expenses are personnel costs and occupancy expense. Operating expenses were impacted by consolidation and integration charges of $1.1 million and $3.3 million for the six months ended June 30 2003 and 2002, respectively. Excluding consolidation and integration charges, operating expenses were $229.5 million, or 84.2% as a percentage of revenue, for the six-month period ended June 30, 2003, compared to $224.2 million, or 83.9% as a percentage of revenue, for the comparable period in 2002. CBIZ believes that this information may provide additional meaningful information in evaluating the Company's performance. Operating expenses increased primarily due to increased compensation expense of $7.1 million related to (i) additional hires to CBIZ's medical practice management unit to support its growth, (ii) higher commission expense in the Benefits and Insurance practice group related to the increased revenue and,
(iii) the addition of several former Arthur Andersen, LLP professionals to the ATA practice group offset in part by other staff reductions in the group. The increase was also offset by a decrease in bad debt expense of $1.5 million.

Corporate general and administrative expenses were consistent at $10.0 million for the six-month periods ended June 30, 2003, and 2002. Corporate general and administrative expenses represented 3.7% of total revenues for the six-month period ended June 30, 2003, down from 3.8% for the comparable period in 2002. Changes in corporate general and administrative costs were primarily driven by an increase in severance costs of approximately $0.7 million incurred related to reductions in corporate staff during the first quarter of 2003, offset by a decrease of $0.8 million in certain legal expenses, as the level of legal expenses to pursue non-competition violations by former employees was higher than usual in 2002.

Depreciation and amortization expense decreased to $8.6 million for the six-month period ended June 30, 2003, from $9.9 million for the comparable period in 2002, a decrease of $1.3 million, or 13.0%. The decrease is attributable to asset retirements, fully depreciated assets, and the shift from purchasing computer-related items to leasing such items. These operating lease costs are recorded as operating expenses, rather than capitalized and recorded as depreciation. As a percentage of total revenues, depreciation and amortization expense was 3.2% for the six-month period ended June 30, 2003, compared to 3.7% for the comparable period in 2002.

Interest expense decreased to $0.6 million for the six-month period ended June 30, 2003, from $1.5 million for the comparable period in 2002, a decrease of $0.9 million, or 57.9%. The decrease is the result of a lower average outstanding debt of $15.0 million during the first six months of 2003, compared to $50.5 million during the comparable period in 2002, and a lower average interest rate of 5.1% during the first six months of 2003, compared to 5.5% during the comparable period in 2002.

Gain on divested operations, net was $1.8 million for the six-month period ended June 30, 2003, and was related to the sale or closing of two business operations. Gain on divested operations, net was $1.1 million for the six-month period ended June 30, 2002, and was related to the sale or closing of seven businesses operations. See Note 10 to CBIZ's consolidated financial statements included herewith.

CBIZ reported other expense of $0.7 million for the three-month period ended June 30, 2003, compared to other income of $1.6 million for the comparable period in 2002, a decrease of $2.3 million. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ's payroll business, gains and losses on sale of assets, charges for legal reserves and settlements, and miscellaneous income such as contingent royalties from previous divestitures. The change is primarily related to $2.0 million of impairment charges to notes receivable and $0.4 million of other income relating to contingent royalties received in 2002 that did not reoccur in 2003.

CBIZ recorded income taxes from continuing operations of $10.0 million for the six months ended June 30, 2003, compared to $9.1 million recorded for the six months ended June 30, 2002. The effective tax rate decreased to 42.5% for the six-month period ended June 30, 2003, from 43.1% for the comparable period in 2002. The effective tax rate for the six-months ended June 30, 2003 and 2002 are generally in line with the statutory federal and state tax rates.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

During 2002, CBIZ adopted formal plans to divest five non-core operations which were no longer part of CBIZ's strategic long-term growth objectives. These operations were classified as discontinued operations in accordance with the adoption of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the assets, liabilities, and results of operations are reported separately in the consolidated financial statements. One of these operations was closed during the first quarter of 2002 and an additional three units were subsequently sold or closed as of December 31, 2002. One operation still remains available for sale as of June 30, 2003, and the sale is expected to be completed by year end. Based on the estimated cost of closure, CBIZ recorded a loss on disposal from discontinued operations, net of tax, of $0.2 million for the three and six months ended June 30, 2003. Revenue associated with these five discontinued operations for the three and six months ended June 30, 2003 was $0.6 million and $1.1 million, respectively, compared to $2.0 million and $5.5 million for the comparable periods in 2002, respectively. The income from operations, net of tax, associated with these divestitures three months ended June 30, 2003 and 2002 was $0.1 million and $0.1 million, respectively, compared to a loss from operations, net of tax, of $0.2 million and $0.4 million for the six months ended June 30, 2003 and 2002, respectively.

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

FINANCIAL CONDITION

Cash provided by operating activities and funds available from CBIZ's credit facility provide the resources to support current operations, projected growth, acquisitions and capital expenditures. Restricted cash at June 30, 2003 was $12.5 million, a decrease of $4.5 million from December 31, 2002. Restricted cash represents those funds held in connection with CBIZ's NASD regulated operations and funds held in connection with the pass through of insurance premiums to the carrier. Funds held for clients were $32.9 million at June 30, 2003, a decrease of $16.3 million from December 31, 2002. Restricted cash and funds held for clients fluctuate during the year based on the timing of cash receipts and related payments. Accounts receivable, net were $119.4 million at June 30, 2003 versus $103.0 million at December 31, 2002, an increase of $16.4 million. The increase in receivables is primarily attributed to the seasonal increase in revenues, namely tax services generated by the ATA operating practice group. Notes receivable at June 30, 2003 decreased $2.0 million from December 31, 2002, primarily related to an impairment charge.

Current liabilities before client fund obligations increased $7.1 million from December 31, 2002 primarily related to an increase in income taxes payable. Client fund obligations were $32.9 million, a decrease of $16.3 million from December 31, 2002. Client fund obligations fluctuate during the year based on the timing of cash receipts and related payments. CBIZ's bank debt balance was zero at June 30, 2003, a $17.5 million reduction from December 31, 2002. See
Note 4 to CBIZ's consolidated financial statements included herewith for additional information regarding bank debt.

LIQUIDITY AND CAPITAL RESOURCES

CBIZ's bank line of credit is a $73.0 million revolving credit facility with Bank of America as the agent bank. The credit facility carries an option to increase the total commitment to $80 million and allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. CBIZ expects to use the facility for working capital, internal growth initiatives, and its acquisition program. The facility has a three-year term with an expiration date of September 2005. CBIZ is currently in compliance with all covenants under its credit facility.

At June 30, 2003, CBIZ had completely paid down its credit facility, and had approximately $60.0 million of available funds under the facility based on the borrowing base calculation. Management believes that those available funds, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future. See Notes 4 and 13 to CBIZ's consolidated financial statements included herewith for additional information regarding the credit facility.

SOURCES AND USES OF CASH

Net cash provided by operating activities was $21.1 million and $24.5 million for the six-months ended June 30, 2003 and 2002, respectively, and was the primary source of funds used to reduce CBIZ's bank debt. CBIZ's principal source of net operating cash is derived from the collection of fees from professional services rendered to its clients and commissions earned in the areas of accounting, tax, valuation and advisory services, benefits consulting and administration services, insurance, human resources and payroll solutions, capital advisory, retirement and wealth management services and technology solutions.

Net cash used in investing activities during the six-months ended June 30, 2003 of $2.6 million primarily consisted of $5.2 million used for capital expenditures and $1.6 million used toward the acquisitions of two benefits and insurance firms, partially offset by the proceeds from the divestiture of two businesses of $3.8 million. Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of certain offices, IT capital to support the growth of the medical practice management unit and equipment purchases in relation to normal replacement. During the six-months ended June 30, 2003, the majority of the capital expenditures were related to the build-out of the new Kansas City facility, which was completed in June.

Net cash used in investing activities during the six-months ended June 30, 2002 of $2.0 million consisted of $6.3 million used for capital expenditures, offset by the proceeds from the divestiture of seven business units of $3.6 million and the collections of notes receivable of $0.7 million.

Net cash used in financing activities was $18.4 million in 2003 compared to $21.9 million in 2002. Cash was primarily used to reduce bank debt by $17.5 million in 2003, compared to a reduction in bank debt of $22.0 million for the comparable period in 2002.

INTEREST RATE RISK MANAGEMENT

CBIZ entered into an interest rate swap agreement in the third quarter of 2001 to reduce the impact of potential rate increases on variable rate debt through its credit facility. Based on the company's continued strong cash flow and its ability to completely pay down its credit facility, the remaining notional amount of $10 million under the swap was unwound during the quarter ended June 30, 2003. As a result $0.2 million previously recorded as accumulated other comprehensive loss in stockholders' equity was charged to interest expense during the quarter ended June 30, 2003.

CRITICAL ACCOUNTING POLICIES

The policies discussed below are considered by management to be critical to the understanding of CBIZ's consolidated financial statements because their application places significant demand on management's judgment, and financial reporting results rely on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that estimates may require adjustment if future events develop differently than expected.

REVENUE RECOGNITION AND VALUATION OF UNBILLED REVENUES

Revenue is recognized only when all of the following are present: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) our fee to the client is fixed or determinable; and (iv) collectibility is reasonably assured, which is in accordance with generally accepted accounting principles and SEC Staff Accounting Bulletin No. 101. CBIZ offers a vast array of products and outsourced business services to its clients. Those services are delivered through three segments. A description of revenue recognition, as it relates to those segments, is provided below:

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

BENEFITS & INSURANCE - Revenue consists primarily of brokerage and agency commissions, and fee income for administering health and retirement plans. A description of the revenue recognition, based on insurance products and billing arrangements, is described below:

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

     - Fee income is recognized in the period earned, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements or asset-based fees.

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

     - Technology Consulting - Revenue associated with hardware and software sales is recognized upon delivery and acceptance of the product. Revenue associated with installation and service agreements are recognized as services are performed. Consulting revenue is recognized on an hourly or per diem fee basis.

     - Valuation and Property Tax - Revenue associated with retainer contracts are recognized on a pro rata basis over the life of the contract, which is generally twelve months. Revenue associated with contingency arrangements is recognized once written notification is received from an outside third party (e.g., the assessor in the case of a property tax engagement) acknowledging that the contingency has been completed).

     - Medical Practice Management - Revenue is recognized when payments are received on our clients' patient accounts.


VALUATION OF ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of the collectibility of our accounts receivable, including unbilled accounts receivable, related to current period service revenue. Management analyzes historical bad debts, client credit-worthiness, and current economic trends and conditions when evaluating the adequacy of the allowance for doubtful accounts and the collectibility of notes receivable. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result if management made different judgments or utilized different estimates.

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

VALUATION OF INVESTMENTS

CBIZ has certain investments in privately held companies that are currently in their start-up or development stages and are included in "other assets" in the accompanying unaudited consolidated balance sheets. These investments are inherently risky as the market for the technologies or products these companies have under development are typically in the early stages. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the companies' industries, the strength of the private equity markets and general market conditions. Although the market value of these investments is not readily determinable, management believes their current fair values approximate their carrying values as of June 30, 2003. In light of the circumstances noted above, particularly with respect to the current economic environment, it is possible that the fair value of these investments could decline in future periods, and further impairment could occur.

LOSS CONTINGENCIES

Loss contingencies, including litigation claims, are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis that often depends on judgment regarding potential actions by third parties.

ESTIMATES OF INCENTIVE COMPENSATION COSTS AND EFFECTIVE INCOME TAX RATES

Incentive compensation costs and income tax expense are two significant expense categories that are highly dependent upon management estimates and judgments, particularly at each interim reporting date. In arriving at the amount of expense to recognize, management believes it makes reasonable estimates and judgments using all significant information available. Incentive compensation costs are accrued on a monthly basis; however, the ultimate determination is made after our year-end results are finalized; thus, estimates are subject to change. Circumstances that could cause our estimates of effective income tax rates to change include the impact of information that subsequently becomes available as we prepared our corporate income tax returns; the level of actual full-year pre-tax income; revisions to tax positions taken as a result of further analysis and consultation; and changes mandated as a result of audits by taxing authorities.

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

The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003 regardless of when the VIE was established. CBIZ has adopted the disclosure provisions and the consolidation requirements, where applicable, on July 1, 2003. CBIZ has evaluated the impact of FIN 46 and does not believe that the consolidation provisions of FIN 46 will have a material impact on the consolidated financial statements.

In January 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement will improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, and will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. CBIZ does not believe this Statement will have a material impact on is financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement affects the accounting for three types of freestanding financial instruments that could previously be accounted for as equity: mandatorily redeemable shares; put options and forward purchase contracts; and obligations that can be settled with shares. This Statement is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. CBIZ does not believe this Statement will have a material impact on is financial position, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS

This 10-Q Report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this 10-Q Report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding CBIZ's financial position, business strategy and plans and objectives for future performance are forward-looking statements. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "believes," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to, CBIZ's ability to adequately manage its growth; CBIZ's dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; and changes in governmental regulation and tax laws affecting its operations. Consequently, no forward-looking statement can be guaranteed. A more detailed description of risks and uncertainties may be found in CBIZ's Annual Report on Form 10-K. CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Quantitative Information About Market Risk. CBIZ's floating rate debt under its credit facility exposes the Company to interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ had entered into an interest rate swap during 2001 to minimize the potential impact of future increases in interest rates. This interest rate swap was terminated during the second quarter of 2003, in concert with the reduction in debt. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk Management," for a further discussion of this financial instrument.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation they concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to affect the internal control over financial reporting, during the quarter covered by this report


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At CBIZ's Annual Meeting of Shareholders held on May 16, 2003, the following matters were submitted to a vote of stockholders:

1) The election of the following individuals to the Board of Directors to serve until the 2006 Annual Meeting of Shareholders.

                                Authority Granted          Authority Withheld
                                -----------------          ------------------
         Gary W. DeGroote          66,326,202                  1,425,448
         Harve A. Ferrill          65,442,135                  2,309,515

2) The approval of the appointment of KPMG LLP as independent accountants for fiscal year 2003.

                         Shares For        Shares Against            Abstained
                         ----------        --------------            ---------
                         66,160,827           1,558,175                32,648

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K

          The following Current Reports on Form 8-K were filed during the three months ended June 30, 2003:

          On April 29, 2003, CBIZ filed a current report on Form 8-K to provide investors with its first quarter earnings, as released to the public and discussed on a conference call on April 29, 2003.

          On June 10, 2003, CBIZ filed a current report on Form 8-K to provide investors with information concerning CBIZ and its operations in a series of presentations that began June 11, 2003.

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


Date:   August 14, 2003             By:    /s/ WARE H. GROVE
        -------------------              --------------------------
                                         Ware H. Grove
                                         Chief Financial Officer
                                                                -