Form 10-Q
period 2003-09-30
CENTURY BUSINESS SERVICES INC
filed 2003-11-13
CIK 944148

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------


                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________

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

                                               Yes      X        No
                                                      -----          ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                               Yes      X        No
                                                      -----          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                     Outstanding at
         Class of Common Stock                       October 31, 2003
         ---------------------                       -------------------

         Par value $.01 per share                    86,266,856

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION:                                                          Page
            Item 1.    Financial Statements

                       Consolidated Balance Sheets --
                       September 30, 2003 and December 31, 2002                                3

                       Consolidated Statements of Operations --
                       Three and Nine Months Ended September 30, 2003 and 2002                 4

                       Consolidated Statements of Cash Flows --
                       Nine Months Ended September 30, 2003 and 2002                           5

                       Notes to the Consolidated Financial Statements                       6-14

            Item 2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                          15-24

            Item 3.    Quantitative and Qualitative Information about Market Risk             24

            Item 4.    Controls and Procedures                                                24


PART II.    OTHER INFORMATION:

            Item 6.    Exhibits and Reports on Form 8-K                                    24-25

            Signature                                                                         25


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             (UNAUDITED)
                                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                                2003                    2002
                                                                       ---------------------    ---------------------
                              ASSETS
 Current assets:
   Cash and cash equivalents........................................   $               4,422    $               6,351
   Restricted cash..................................................                  12,830                   16,980
   Accounts receivable, net.........................................                 112,271                  102,196
   Notes receivable - current.......................................                     334                    2,029
   Income taxes recoverable.........................................                       -                    4,957
   Deferred income taxes............................................                   3,669                    3,567
   Other current assets.............................................                   7,303                    7,026
   Assets of businesses held for sale...............................                  13,708                   14,702
                                                                       ---------------------    ---------------------
       Current assets before funds held for clients.................                 154,537                  157,808

   Funds held for clients...........................................                  30,895                   49,217
                                                                       ---------------------    ---------------------
       Total current assets.........................................                 185,432                  207,025

 Property and equipment, net........................................                  40,618                   44,418
 Notes receivable - non-current.....................................                   3,964                    7,585
 Deferred income taxes - non-current................................                   5,363                    6,495
 Goodwill and other intangible assets, net..........................                 167,246                  163,706
 Other assets.......................................................                   3,218                    3,882
                                                                       ---------------------    ---------------------

       Total assets.................................................   $             405,841     $            433,111
                                                                       =====================    =====================

                            LIABILITIES
 Current liabilities:
    Accounts payable................................................   $              23,570    $              22,482
    Income taxes payable............................................                   6,607                        -
    Other current liabilities.......................................                  33,527                   37,202
    Liabilities of businesses held for sale.........................                   6,574                    7,456
                                                                       ---------------------    ---------------------
        Current liabilities before client fund obligations..........                  70,278                   67,140

    Client fund obligations.........................................                  30,895                   49,217
                                                                       ---------------------    ---------------------
        Total current liabilities...................................                 101,173                  116,357

 Bank debt..........................................................                  23,000                   17,500
 Other non-current liabilities......................................                   6,504                    4,936
                                                                       ---------------------    ---------------------

        Total liabilities...........................................                 130,677                  138,793
                                                                       ---------------------    ---------------------

                       STOCKHOLDERS' EQUITY
 Common stock.......................................................                     955                      951
 Additional paid-in capital.........................................                 440,938                  439,684
 Accumulated deficit................................................                (131,744)                (144,754)
 Treasury stock.....................................................                 (34,981)                  (1,308)
 Accumulated other comprehensive loss...............................                      (4)                    (255)
                                                                       ---------------------    ---------------------

        Total stockholders' equity..................................                 275,164                  294,318

        Commitments and contingencies
                                                                       ---------------------    ---------------------
        Total liabilities and stockholders' equity..................   $             405,841    $             433,111
                                                                       =====================    =====================



See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            -----------------------------------   --------------------------------
                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                            -----------------------------------   --------------------------------
                                                                  2003               2002             2003              2002
                                                            -----------------   ---------------   ---------------   --------------
Revenue.................................................    $         119,488   $       115,318   $       390,109   $      380,479

Operating expenses......................................              109,596           106,982           338,355          332,382
                                                            -----------------   ---------------   ---------------   --------------
Gross margin............................................                9,892             8,336            51,754           48,097

Corporate general and administrative expense............                4,567             4,835            14,589           14,864
Depreciation and amortization expense...................                4,117             5,417            12,725           15,303
                                                            -----------------   ---------------   ---------------   --------------
Operating income (loss).................................                1,208           (1,916)            24,440           17,930

Other income (expense):
  Interest expense......................................                 (234)             (501)             (854)          (1,972)
  Gain (loss) on sale of operations, net................                  207              (237)             1,991             873
  Other income (expense), net...........................                   31            (1,921)             (662)            (315)
                                                            -----------------   ---------------   ---------------   --------------
       Total other income (expense), net................                    4            (2,659)               475          (1,414)

Income (loss)  from continuing operations before
   income tax expense (benefit).........................                1,212            (4,575)            24,915          16,516

Income tax expense (benefit)............................                1,007              (506)            11,076           8,568
                                                            -----------------   ---------------   ---------------   --------------

Income (loss) from continuing operations................                  205            (4,069)            13,839           7,948

Loss from operations of discontinued businesses,
   net of tax...........................................                 (233)             (134)             (436)            (479)
Loss on disposal of discontinued businesses, net of tax.                 (210)           (1,905)             (393)          (3,141)
                                                            -----------------   ---------------   ---------------   --------------

Income (loss) before cumulative effect of change in
   accounting principle.................................                 (238)           (6,108)           13,010            4,328
Cumulative effect of a change in accounting principle,
    net of tax..........................................                    -                 -                 -          (80,007)
                                                            -----------------   ---------------   ---------------   --------------

Net income (loss).......................................    $            (238)  $        (6,108)  $        13,010   $      (75,679)
                                                            =================   ===============   ===============   ==============

Earnings (loss) per share:
   Basic:
     Continuing operations..............................    $               -   $         (0.04)  $          0.15   $         0.08
     Discontinued operations............................                    -             (0.02)            (0.01)           (0.04)
     Cumulative effect of change in accounting principle                    -                 -                 -            (0.84)
                                                            -----------------   ---------------   ---------------   --------------
     Net income (loss)..................................    $               -   $         (0.06)  $          0.14   $        (0.80)
                                                            =================   ===============   ===============   ==============

   Diluted:
     Continuing operations..............................    $               -   $         (0.04)  $          0.15   $         0.08
     Discontinued operations............................                    -             (0.02)            (0.01)           (0.04)
     Cumulative effect of change in accounting principle                    -                 -                 -            (0.82)
                                                            -----------------   ---------------   ---------------   --------------
     Net income (loss)..................................    $               -   $         (0.06)  $          0.14   $        (0.78)
                                                            =================   ===============   ===============   ==============

Basic weighted average shares outstanding...............               86,228            95,109            92,118           95,000
                                                            =================   ===============   ===============   ==============
Diluted weighted average shares outstanding.............               88,971            95,109            94,267           97,233
                                                            =================   ===============   ===============   ==============


See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------
                                                                           2003              2002
                                                                      ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................      $       13,010     $   (75,679)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
     Loss from operations of discontinued businesses............                 436              479
     Loss on disposal of discontinued businesses................                 393            3,141
     Gain on sale of operations.................................              (1,991)            (873)
     Bad debt expense, net of recoveries........................               3,684            5,916
     Impairment of notes receivable.............................               1,625                -
     Cumulative effect of change in accounting principle........                   -           80,007
     Depreciation and amortization..............................              12,725           15,303
     Deferred income taxes......................................               1,030            5,940
   Changes in assets and liabilities, net of acquisitions and dispositions:
     Restricted cash............................................               4,018            2,788
     Accounts receivable, net...................................             (14,221)          (1,922)
     Other assets...............................................                (654)           1,606
     Accounts payable...........................................               1,389           (1,081)
     Income taxes...............................................              11,567            1,137
     Accrued expenses and other liabilities.....................              (3,043)             (34)
                                                                      ---------------    -------------
Net cash provided by continuing operations......................              29,968           36,728
Net cash provided by discontinued operations....................                 456              603
                                                                      ---------------    -------------
Net cash provided by operating activities.......................              30,424           37,331
                                                                      ---------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions including contingent consideration, net
    of cash acquired..........................                                (3,256)               -
   Proceeds from divested operations............................               5,045            3,622
   Additions to property and equipment, net.....................              (7,670)          (7,379)
   Net decrease in notes receivable.............................               1,473            1,588
                                                                      ---------------    -------------
Net cash used in investing activities...........................              (4,408)          (2,169)
                                                                      ---------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank debt......................................             165,200           48,900
   Proceeds from notes payable and capitalized leases...........                 383              595
   Payment of bank debt.........................................            (159,700)         (78,900)
   Payment of notes payable and capitalized leases..............              (1,038)            (811)


   Payment for acquisition of treasury stock....................             (33,523)               -
   Proceeds from exercise of stock options and warrants.........                 733              532
                                                                      ---------------    -------------
Net cash used in financing activities...........................             (27,945)         (29,684)
                                                                      ---------------    -------------

Net increase (decrease) in cash and cash equivalents............              (1,929)           5,478
Cash and cash equivalents at beginning of year..................               6,351            4,340
                                                                      ---------------    -------------
Cash and cash equivalents at end of year........................      $        4,422     $      9,818
                                                                      ===============    =============


See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries (CBIZ) as of September 30, 2003 and December 31, 2002, and the results of their operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q, and accordingly do not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in CBIZ's annual report on Form 10-K for the year ended December 31, 2002. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of critical accounting policies.

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

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation of variable interest entities (VIEs) that have the characteristics of equity investments at risk not sufficient to permit the entity to finance its activities without additional financial support from other parties, or VIEs in which the equity investor lacks essential characteristics of a controlling financial interest. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003 regardless of when the VIE was established. In October 2003, the FASB issued FASB Staff Position FIN 46-6 which deferred the application of FIN 46 for public entities until the first interim period ending after December 15, 2003, for VIEs acquired before February 1, 2003. In addition to the issuance of FIN 46-6, the FASB has also proposed significant changes regarding the scope of FIN 46, clarification of certain provisions, and added

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     disclosures, for which the comment period ends December 1, 2003. CBIZ has evaluated FIN 46 as of September 30, 2003 and does not believe it holds any interest in VIEs that would require consolidation. However, CBIZ will continue to evaluate the standard based on additional guidance and potential changes provided by the FASB.

     In January 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement will improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, and will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. The implementation of this accounting pronouncement did not have an impact on CBIZ's results of operations, financial position, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement affects the accounting for three types of freestanding financial instruments that could previously be accounted for as equity: mandatorily redeemable shares; put options and forward purchase contracts; and obligations that can be settled with shares. This Statement is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The implementation of this accounting pronouncement did not have an impact on CBIZ's results of operations, financial position, or cash flows.

2.   ACCOUNTS RECEIVABLE

     Accounts receivable balances were as follows (in thousands):

                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                       2003                  2002
                                                              ---------------------  --------------------
     Trade accounts receivable...............................  $             84,690   $            82,022
     Unbilled revenues.......................................                37,420                28,943
                                                              ---------------------  --------------------
     Total accounts  receivable..............................               122,110               110,965
     Less allowance for doubtful accounts....................                (9,839)               (8,769)
                                                              ---------------------  --------------------
     Accounts receivable, net................................  $            112,271   $           102,196
                                                              =====================  ====================


3.   GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     The components of intangible assets, net were as follows (in thousands):

                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                       2003                  2002
                                                              ---------------------  --------------------
     Goodwill..............................................    $            157,647   $           157,035

     Intangibles:
       Client lists........................................                  13,025                 9,217
       Other intangibles...................................                     687                   484
                                                              ---------------------  --------------------
            Total Intangibles..............................                  13,712                 9,701

     Total goodwill and other intangibles assets...........                 171,359               166,736
     Less accumulated amortization.........................                  (4,113)               (3,030)
                                                              ---------------------  --------------------
     Total goodwill and other intangible assets, net.......    $            167,246   $           163,706
                                                              =====================  ====================


     Client lists are amortized over periods not exceeding ten years. Other intangibles, which consist primarily of non-compete agreements, expirations, trademarks and website costs are amortized over periods ranging from two to ten years.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.   BANK DEBT

     Bank debt balances were as follows (in thousands, except percentages):

                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                       2003                  2002
                                                              --------------------   -------------------
         Bank debt:
           Revolving credit facilities, effective rates of
           3.09% to 6.63%.................................    $            23,000     $          17,500
                                                             ====================    ==================
           Weighted average rates.........................                   4.72%                 5.60%
                                                             ====================    ==================


     The bank agreement contains financial covenants that require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. Limitations are also placed on CBIZ's ability to acquire, as well as to divest operations. As of September 30, 2003, CBIZ was in compliance with its covenants.

     In the ordinary course of business, CBIZ provides letters of credit to certain lessors in lieu of security deposits. Letters of credit under the credit facility were $4.2 million and $1.9 million as of September 30, 2003 and December 31, 2002, respectively. Management does not expect any material charges to result from these instruments because performance is not expected to be required.

     At September 30, 2003, based on the borrowing base calculation, CBIZ had approximately $33.8 million of available funds under its credit facility.

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


5.   CONTINGENCIES

     CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. CBIZ is involved in certain legal proceedings as described in Part I, "Item 3 - Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant developments in such claims or suits during the first nine months of 2003, other than an adjustment recorded to certain legal reserves as a result of a favorable judgment received in April of 2003. Reserve adjustments are recorded in other income (expense), net. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

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

     During the first nine months of 2002, CBIZ initiated plans for the consolidation of the Kansas City market which resulted in $1.7 million of charges related to noncancellable lease obligations. During the first nine months of 2003, CBIZ completed plans to consolidate two accounting firms in the Orange county market which resulted in $0.2 million of charges related to the termination of a future lease obligation. Management continually evaluates and adjusts certain reserve estimates for noncancellable lease obligations based on changes in market conditions and sublease arrangements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Consolidation and integration reserve balances as of December 31, 2002, and activity during the nine-month period ended September 30, 2003 was as follows (in thousands):


                                                                                          LEASE CONSOLIDATIONS
                                                                                     -------------------------------
                                                                                      1999 PLAN         OTHER PLANS
                                                                                     -------------    --------------
          Reserve balance at December 31, 2002.................................     $           64   $         3,705
            Reserve estimate adjustments to expense............................                 20               393
            Payments...........................................................                (78)           (1,016)
                                                                                     -------------    --------------
          Reserve balance at September 30, 2003................................     $            6   $         3,082
                                                                                     =============    ==============


     Consolidation and integration charges incurred for the three and nine months ended September 30, 2003 and 2002, which are included in operating expenses in the consolidated statements of operations, were as follows (in thousands):

                                                                                     -------------------------------
                                                                                          THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                         2003              2002
                                                                                     -------------    --------------
CONSOLIDATION AND INTEGRATION CHARGES NOT IN 1999 PLAN:
    Severance expense.....................................................          $           (9)  $            4
    Lease consolidation and abandonment...................................                     493               371

    Other consolidation charges...........................................                     412               117
                                                                                     -------------    --------------
Total consolidation and integration charges...............................          $          896   $           492
                                                                                     =============    ==============



                                                                                     -------------------------------
                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                         2003              2002
                                                                                     -------------    --------------
CONSOLIDATION AND INTEGRATION CHARGES NOT IN 1999 PLAN:
    Severance expense..................................................             $           85   $            33
    Lease consolidation and abandonment................................                      1,079             2,799
    Other consolidation charges........................................                        387               449
                                                                                     -------------    --------------
        Subtotal.......................................................                      1,551             3,281
CONSOLIDATION AND INTEGRATION CHARGES FOR THE 1999 PLAN:
Adjustment to lease accrual............................................                         20                80
                                                                                     -------------    --------------
Total consolidation and integration charges............................             $        1,571   $         3,361
                                                                                     =============    ==============



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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30                  SEPTEMBER 30
                                                            --------------------------    -------------------------
                                                               2003           2002          2003           2002
                                                            ------------    ----------    ----------     ----------
         Net income (loss) as reported................     $        (238)  $    (6,108)  $    13,010    $   (75,679)

         Fair value of stock-based compensation, net
         of tax.......................................               816           905         2,435          2,612
                                                            ------------    ----------    ----------     ----------
         Pro forma net income (loss)..................     $      (1,054)  $    (7,013)  $    10,575    $   (78,291)
                                                            ============    ==========    ==========     ==========
         Earnings (loss) per share:
             Basic -- as reported......................    $           -   $     (0.06)  $      0.14    $     (0.80)
             Basic -- pro forma........................    $      (0.01)   $     (0.07)  $      0.11    $     (0.82)
             Diluted -- as reported....................    $           -   $     (0.06)  $      0.14    $     (0.78)
             Diluted -- pro forma......................    $      (0.01)   $     (0.07)  $      0.11    $     (0.81)


     The above results may not be representative of the effects on net income for future years.

8.   EARNINGS PER SHARE

     CBIZ presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of dilutive potential common shares (in thousands):

                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                             SEPTEMBER 30,                             SEPTEMBER 30,
                                                 --------------------------------------     ------------------------------------
                                                       2003                 2002 (A)              2003                2002
                                                 ------------------     ---------------     ---------------     ----------------
         NUMERATOR:
         Net income (loss)...................... $            (238)     $       (6,108)     $        13,010     $       (75,679)

         DENOMINATOR:
            BASIC
                Weighted average common
                 shares.........................             86,228              95,109              92,118               95,000
                                                 ------------------     ---------------     ---------------     ----------------
            DILUTED
                Options.........................              2,743                   -               2,149                2,233
                                                 ------------------     ---------------     ---------------     ----------------
         Total..................................             88,971              95,109              94,267               97,233
                                                 ==================     ===============     ===============     ================


     (a) The effect of the incremental shares from options of 1,829 for the three months ended September 30, 2002 have been excluded from diluted weighted average shares, as the net loss from continuing operations for the period would cause the incremental shares to be anti-dilutive.

9.   ACQUISITIONS

     During the nine months ended September 30, 2003, CBIZ completed the acquisition of benefits and insurance firms in Boca Raton, Florida and Salt Lake City, Utah, as well as Accounting Tax & Advisory firms in Orange County, California and Stamford, Connecticut. In addition to the acquisitions of these businesses, CBIZ purchased the client lists of three benefits agencies. The aggregate purchase price of these acquisitions and client lists was approximately $10.8 million, comprised of $2.6 million in cash and 177,000 shares of restricted common stock (estimated stock value of $0.3 million at acquisition) paid at closing, $2.1 million of notes contributed, and up to an additional $5.8 million payable in cash which is contingent on the businesses meeting certain future revenue targets. The excess of purchase price over fair value of net assets acquired was allocated to the purchased client lists, which are being amortized periods not exceeding ten years, to certain non-compete agreements, which are being amortized over

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     two years to five years, and to goodwill. The operating results of these firms have been included in the accompanying consolidated financial statements since the dates of acquisition.

10.  DIVESTITURES

     During the first quarter of 2003, there were no transactions related to the sale of a business, commitment to sell a business, or classification of a unit as a discontinued operation. During the second quarter of 2003, CBIZ sold Health Administrative Services (HAS), with offices in Dallas and Houston, Texas, and a small 401(k) recordkeeping business in Denver, Colorado. CBIZ completed the sale of these two businesses for an aggregate price of $4.2 million in cash, resulting in a pretax gain of $1.8 million. During the third quarter of 2003, CBIZ sold two client lists and related assets within the Accounting, Tax and Advisory (ATA) practice group for an aggregate price of $0.9 million in cash and stock resulting in a pretax gain of $0.2 million.

     During the first quarter of 2002, CBIZ sold, closed or committed to sale, eight businesses. Of these eight operations, CBIZ completed the sale or closing of five ATA operations, one Benefits and Insurance operation, and two National Practices operations for an aggregate price of $5.7 million which included $3.6 million in notes receivable. These divestitures resulted in a pretax gain of $1.1 million. During the second quarter of 2002, CBIZ completed the sale of one non-core business operation for an aggregate price of $1.2 million, resulting in a pretax gain of $0.1 million. During the third quarter of 2002, CBIZ elected to close one non-core business operation which resulted in a pretax loss of $0.2 million.

     The sale of these businesses was either initiated before CBIZ adopted SFAS No. 144 "Accounting for the Impairment of or the Disposal of Long-Lived Assets", or did not meet the criteria for treatment as a discontinued operation and were reported under gain on divested operations from continuing operations.

11.  SEGMENT REPORTING

     CBIZ business units are aggregated into three operating practice groups:
     ATA, Benefits and Insurance, and National Practices. CBIZ MMP, which is CBIZ's medical practice management unit within the National Practices Group, exceeded the quantitative threshold of aggregation (10% of total revenues) as defined under SFAS No. 131, "Disclosures About Segments of Enterprise and Related Information," in 2002, therefore requiring separate segment disclosure. In addition, certain technology operations were transferred from the ATA division to the National Practices division effective January 1, 2003. Historical financial data for all balance sheet and income statement accounts was not available for all of these technology operations for all prior periods; therefore, prior period data is included in the ATA results and was not reclassified between ATA and National Practices. However, revenue information is available for 2002, as discussed within the Management, Discussion and Analysis of the Operating Practice Groups.

     In addition to the four reportable segments disclosed, corporate and other is also reported separately. Corporate and other includes certain operating expenses that are not allocated to any individual unit or segment, such as insurance costs, audit fees, consolidation and integration charges, and costs related to other company-wide initiatives. Segment information for the three and nine-month periods ended September 30, 2003 and 2002 were as follows (in thousands):

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                                                                     THREE MONTHS ENDED SEPTEMBER 30, 2003
                                            ----------------------------------------------------------------------------------
                                                                                   NATIONAL
                                                                                PRACTICE GROUP
                                                                            -----------------------
                                             ACCOUNTING                       MEDICAL   NATIONAL
                                                TAX &         BENEFITS &     PRACTICE   PRACTICE     CORPORATE
                                               ADVISORY       INSURANCE        MGMT.     - OTHER     AND OTHER       TOTAL
                                            --------------- --------------- ----------- ----------- ------------- ------------
  Revenue................................       $   43,089          37,363       19,503      19,533             -    $ 119,488
  Operating expenses.....................           43,318          30,846       15,362      18,567         1,503      109,596
                                            --------------- --------------- ----------- ----------- ------------- ------------
    Gross margin.........................             (229)          6,517        4,141         966        (1,503)       9,892

  Corporate general & administrative.....                -               -            -           -         4,567        4,567
  Depreciation and amortization..........              943             757          676         279         1,462        4,117
                                            --------------- --------------- ----------- ----------- ------------- ------------
    Operating income (loss)..............           (1,172)          5,760        3,465         687        (7,532)       1,208

  Other income (expense):
    Interest expense.....................              (13)            (10)          (1)          -          (210)        (234)
    Gain on sale of operations, net......                -               -            -           -           207          207
    Other income (expense), net..........               95             (91)          (3)        136          (106)          31
                                            --------------- --------------- ----------- ----------- ------------- ------------
    Total other income (expense), net                   82            (101)          (4)        136          (109)           4
                                            --------------- --------------- ----------- ----------- ------------- ------------
  Income (loss) from continuing
    operations before income taxes.......       $   (1,090)          5,659        3,461         823        (7,641)   $   1,212
                                            =============== =============== =========== =========== ============= ============



                                                                   THREE MONTHS ENDED SEPTEMBER 30, 2002
                                            ----------------------------------------------------------------------------------
                                                                                   NATIONAL
                                                                                PRACTICE GROUP
                                                                            -----------------------
                                             ACCOUNTING                       MEDICAL   NATIONAL
                                                TAX &         BENEFITS &     PRACTICE   PRACTICE     CORPORATE
                                               ADVISORY       INSURANCE        MGMT.     - OTHER     AND OTHER       TOTAL
                                            --------------- --------------- ----------- ----------- ------------- ------------
  Revenue..............................        $     43,945          34,423      17,109      19,841             -   $  115,318
  Operating expenses...................              42,881          29,361      13,814      19,619         1,307      106,982
                                            --------------- --------------- ----------- ----------- ------------- ------------
    Gross margin.......................               1,064           5,062       3,295         222        (1,307)       8,336

  Corporate general & administrative                      -               -           -           -         4,835        4,835
  Depreciation and amortization........               1,256             878         512         452         2,319        5,417
                                            --------------- --------------- ----------- ----------- ------------- ------------
    Operating income (loss)............                (192)          4,184       2,783        (230)       (8,461)      (1,916)

    Other income (expense):
    Interest expense...................                 (13)            (17)         (2)         (9)         (460)        (501)
    Loss on sale of operations, net....                   -               -           -           -          (237)        (237)
    Other income (expense), net........                  89             148          (5)       (865)       (1,288)      (1,921)
                                            --------------- --------------- ----------- ----------- ------------- ------------
    Total other income (expense), net..                  76             131          (7)       (874)       (1,985)      (2,659)
                                            --------------- --------------- ----------- ----------- ------------- ------------
  Income (loss) from continuing
    operations before income taxes.....        $       (116)          4,315       2,776      (1,104)      (10,446)  $   (4,575)
                                            =============== =============== =========== =========== ============= ============


                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2003
                                            ----------------------------------------------------------------------------------
                                                                                    NATIONAL
                                                                                 PRACTICE GROUP
                                                                            -----------------------
                                             ACCOUNTING                       MEDICAL   NATIONAL
                                                TAX &         BENEFITS &     PRACTICE   PRACTICE     CORPORATE
                                               ADVISORY       INSURANCE        MGMT.     - OTHER     AND OTHER       TOTAL
                                            --------------- --------------- ----------- ----------- ------------- ------------
  Revenue................................     $     162,942         115,734      55,751      55,682             -   $  390,109
  Operating expenses.....................           137,515          93,651      45,746      55,922         5,521      338,355
                                            --------------- --------------- ----------- ----------- ------------- ------------
    Gross margin.........................            25,427          22,083      10,005        (240)       (5,521)      51,754

  Corporate general & administrative.....                 -               -           -           -        14,589       14,589
  Depreciation and amortization..........             3,431           2,241       1,923         874         4,256       12,725
                                            --------------- --------------- ----------- ----------- ------------- ------------
    Operating income (loss)..............            21,996          19,842       8,082      (1,114)      (24,366)      24,440

  Other income (expense):
    Interest expense.....................               (40)            (54)         (2)         (1)         (757)        (854)
    Gain on sale of operations, net......                 -               -           -           -         1,991        1,991
    Other income (expense), net..........               217              (6)        (94)        537        (1,316)        (662)
                                            --------------- --------------- ----------- ----------- ------------- ------------
    Total other income (expense), net....               177             (60)        (96)        536           (82)         475
                                            --------------- --------------- ----------- ----------- ------------- ------------
  Income (loss) from continuing
    operations before income taxes.......     $      22,173          19,782       7,986        (578)      (24,448)  $   24,915
                                            =============== =============== =========== =========== ============= ============




                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2002
                                            ----------------------------------------------------------------------------------
                                                                                    NATIONAL
                                                                                 PRACTICE GROUP
                                                                            -----------------------
                                             ACCOUNTING                       MEDICAL   NATIONAL
                                                TAX &         BENEFITS &     PRACTICE   PRACTICE     CORPORATE
                                               ADVISORY       INSURANCE        MGMT.     - OTHER     AND OTHER       TOTAL
                                            --------------- --------------- ----------- ----------- ------------- ------------
  Revenue................................     $     166,614         108,392      48,854      56,619             -   $  380,479
  Operating expenses.....................           138,619          90,557      39,998      56,642         6,566      332,382
                                            --------------- --------------- ----------- ----------- ------------- ------------
    Gross margin.........................            27,995          17,835       8,856         (23)       (6,566)      48,097

  Corporate general & administrative.....                 -               -           -           -        14,864       14,864
  Depreciation and amortization..........             3,594           2,793       1,411       1,191         6,314       15,303
                                            --------------- --------------- ----------- ----------- ------------- ------------
    Operating income (loss)..............            24,401          15,042       7,445      (1,214)      (27,744)      17,930

  Other income (expense):
    Interest expense.....................               (40)            (59)         (6)        (39)       (1,828)      (1,972)
    Gain on sale of operations, net......                 -               -           -           -           873          873
    Other income (expense), net..........               247             266         (12)       (420)         (396)        (315)
                                            --------------- --------------- ----------- ----------- ------------- ------------
    Total other income (expense), net....               207             207         (18)       (459)       (1,351)      (1,414)
                                            --------------- --------------- ----------- ----------- ------------- ------------
  Income (loss) from continuing
    operations before income taxes.......     $      24,608          15,249       7,427      (1,673)      (29,095)  $   16,516
                                            =============== =============== =========== =========== ============= ============



12.  DISCONTINUED OPERATIONS

     During 2002, CBIZ adopted formal business plans to sell or close five business operations that were no longer part of CBIZ's strategic long-term growth objectives. During the third quarter of 2003, CBIZ adopted formal plans to divest four additional operations. These business operations are reported as discontinued operations and the net assets and liabilities and results of operations are reported separately in the consolidated financial statements. One operation was closed during the first quarter of 2002 for a loss on disposal of $0.3 million and three additional operations were subsequently closed during the remainder of the year 2002. Five operations still remain available for sale as of September 30, 2003.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     Revenue from the discontinued operations for the three and nine-months ended September 30, 2003 were $1.1 million and $3.9 million, respectively, compared to $3.0 million and $10.7 million for the comparable periods in 2002.

     The assets and liabilities of the business units classified as discontinued operations consisted of the following (in thousands):


                                                         SEPTEMBER 30,           DECEMBER 31,
                                                             2003                   2002
                                                      -------------------    -------------------
Accounts receivable, net...........................    $            5,702  $               6,285
Property and equipment, net........................                   602                    690
Deferred tax asset, net............................                 7,342                  7,639
Other assets.......................................                    62                     88
                                                      -------------------    -------------------
   Assets of discontinued operations...............    $           13,708  $              14,702
                                                      ===================    ===================

Accounts payable...................................    $              138  $                 490
Accrued expenses...................................                 6,436                  6,966
                                                      -------------------    -------------------
   Liabilities of discontinued operations..........    $            6,574  $               7,456
                                                      ===================    ===================


13.  SUBSEQUENT EVENTS

     On October 31, 2003, CBIZ completed the sale of an ATA business that was classified as a discontinued operation as of September 30, 2003. CBIZ received approximately $0.4 million in cash and stock for consideration of the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of CBIZ's financial position and results of operations for the three and nine months ended September 30, 2003 and 2002.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

OPERATING PRACTICE GROUPS

CBIZ currently delivers products and services through three practice groups. A brief description of these groups' operating results and factors affecting their businesses is provided below.

Accounting, Tax and Advisory Services. The Accounting, Tax and Advisory (ATA) group contributed approximately $43.1 million and $43.9 million of revenue, or approximately 36.1% and 38.1% of CBIZ's total revenue for the quarters ended September 30, 2003 and 2002, respectively. The decrease in revenue attributable to divestitures completed during or subsequent to the third quarter 2002 was $0.1 million, offset by an increase in revenues of $0.5 million due to acquisitions. In addition, revenue decreased by $1.2 million as a result of the transfer of certain information technology operations to the National Practices
- Other Segment in January 2003. For ATA businesses with a full period of operations for the three months ended September 30, 2003 and 2002, revenue was flat. The current weak business environment has hampered growth in this segment, particularly in consulting and special project engagements which clients have delayed. The ATA group reported gross margins of -0.5% and 2.4% for the three months ended September 30, 2003 and 2002. Margins are traditionally low in the third quarter based on the seasonality and lower revenue base during the third quarter.

Benefits and Insurance Services. The Benefits and Insurance group contributed approximately $37.4 million and $34.4 million of revenue, or approximately 31.3% and 29.9% of CBIZ's total revenue for the quarter ended September 30, 2003 and 2002, respectively. Revenue growth of $2.6 million related to acquisitions completed subsequent to the third quarter of 2002, offset by revenue decline from divestitures of $3.4 million. For Benefits and Insurance businesses with a full period of operations for the three-months ended September 30, 2003 and 2002, same-unit revenue increased $3.8 million, or 12.2%. Same unit revenue increase was attributable primarily to strong sales in the specialty life insurance and voluntary worksite units. Growth in the benefits and insurance group is due in part to rising premium rates continuing through 2003. Since CBIZ's commission revenue is generally based upon a percentage of premiums, this increase in pricing has been favorable to CBIZ. Gross margin for the Benefits and Insurance group for the three months ended September 30, 2003 was 17.4% as compared to 14.7% for the three-months ended September 30, 2002. Improvements in gross margin are a result of higher revenue, leveraged by the current infrastructure costs that have not increased along with revenue increases.

National Practices Services- Medical Management Practice. CBIZ Medical Management Professionals (CBIZ MMP), which is part of the National Practices operating group, contributed approximately $19.5 million and $17.1 million, or 16.3% and 14.8% of CBIZ's total revenue for the quarters ended September 30, 2003 and 2002, respectively. CBIZ MMP's revenue growth of $2.4 million, or 14.0%. This increase is primarily attributable to the addition of new clients and the expansion into new markets, such as entrance into the western region of the United States during the later part of 2002. The gross margin for the three months ended September 30, 2003 was 21.2% as compared to 19.3% for the three months ended September 30, 2002. CBIZ MMP's gross margin improvement is primarily attributable to cost containment initiatives.

National Practices Services- Other. The other units within the National Practices group, excluding CBIZ MMP, contributed approximately $19.5 million and $19.8 million of revenue, or approximately 16.3% and 17.2% of CBIZ's total revenue for the quarter ended September 30, 2003 and 2002, respectively. The decrease in revenue was primarily attributable to delays in transactions and depressed market conditions in CBIZ's mergers and acquisitions and valuation businesses, offset in part by the increase in revenue attributable to the information technology businesses transferred from the ATA division to National Practices effective January 1, 2003. The gross margin for the three months ended September 30, 2003 was 4.9% as compared to 1.1% for the three months ended September 30, 2002. The increase is mainly attributable to the write-off of inventory during the third quarter of 2002 that did not reoccur during the third quarter of 2003.

Revenue

Total revenue for the three months ended September 30, 2003 was $119.5 million as compared to $115.3 million for the three months ended September 30, 2002, representing an increase of $4.2 million, or 3.6%. The increase in revenue attributable to acquisitions completed subsequent to June 30, 2002 was $3.1 million, and was offset by a decrease in revenue of $3.5 million due to divestitures completed subsequent to June 30, 2002. For business units with a full period of operations for the three months ended September 30, 2003 and 2002, revenue increased $4.6 million or 4.1%. A more comprehensive analysis of revenue by each operating practice group is discussed above.

Expenses

Operating expenses increased to $109.6 million for the three-month period ended September 30, 2003, from $107.0 million for the comparable period in 2002, an increase of $2.6 million, or 2.4%. As a percentage of revenue, operating expenses for the three-month period ended September 30, 2003 were 91.7%, compared to 92.8% for the comparable period in 2002. The primary components of operating expenses are personnel costs and occupancy expense. Operating expenses included consolidation, integration and severance charges for the three months ended September 30, 2003 and 2002 of $0.9 million and $0.5 million, respectively. Excluding consolidation and integration charges, operating expenses were $108.7 million or 91.0% as a percentage of revenue, for the three-month period ended September 30, 2003, compared to $106.5 million, or 92.3% as a percentage of revenue, for the comparable period in 2002. CBIZ believes that this information may provide additional meaningful information in evaluating the company's performance.

Corporate general and administrative expenses decreased to $4.6 million for the three-month period ended September 30, 2003, from $4.8 million for the comparable period in 2002. Corporate general and administrative expenses represented 3.8% of total revenues for the three-month period ended September 30, 2003, down from 4.2% for the comparable period in 2002. The decrease in corporate general and administrative costs was primarily due to a decrease in legal costs, as the level of legal expenses to pursue cases concerning non-competition violations by former employees and other cases in which CBIZ is involved, was higher in 2002.

Depreciation and amortization expense decreased to $4.1 million for the three-month period ended September 30, 2003, from $5.4 million for the comparable period in 2002, a decrease of $1.3 million, or 24.0%. The decrease is attributable to asset retirements, fully depreciated assets, and the shift from purchasing computer-related items and furniture to leasing such items. These operating lease costs are recorded as operating expenses, rather than capitalized and recorded as depreciation. As a percentage of total revenues, depreciation and amortization expense was 3.4% for the three-month period ended September 30, 2003, compared to 4.7% for the comparable period in 2002.

Interest expense decreased to $0.2 million for the three-month period ended September 30, 2003, from $0.5 million for the comparable period in 2002, a decrease of $0.3 million, or 53.3%. The decrease is the result of a lower average outstanding debt of $21.6 million during the third quarter of 2003, compared to $30.2 million during the third quarter of 2002, and average interest rates were approximately 3.3% during the third quarter of 2003, as compared to 5.7% during the third quarter 2002.

Gain on sale of operations, net was $0.2 million for the three months ended September 30, 2003, and was related to the sale of two operations in the ATA division. Loss on sale of operations, net was $0.2 million for the three months ended September 30, 2002, and was related to the closing of one business operation. See Note 10 to CBIZ's consolidated financial statements included herewith.

CBIZ reported other income of $31,000 for the three-month period ended September 30, 2003, compared to other expense of $1.9 million for the comparable period in 2002, a decrease in expenses of $2.0 million. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ's payroll business, gain and losses on sale of assets, charges for legal reserves and settlements and miscellaneous income such as contingent royalties from previous divestitures. The change is primarily related to $2.4 million of impairment charges to notes receivable and investments during the third quarter of 2002 that did not recur in the third quarter of 2003.

CBIZ recorded income tax expense from continuing operations of $1.0 million for the three-month periods ended September 30, 2003 compared to an income tax benefit of $0.5 million and 2002. Income taxes were adjusted in the third quarter of 2003 based on an annual effective tax rate of 44.5% for 2003, compared to an annual effective tax rate of 51.9% for the comparable period in 2002. The annual effective tax rate for 2003 is higher than the statutory federal and state tax rates primarily due to capital losses resulting from certain impairment charges that are not offset by capital gains, and therefore not deductible and are not expected to be deductible in future periods. See "For the nine months ended September 30, 2003 and 2002" for further discussion regarding the annual effective tax rate.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

OPERATING PRACTICE GROUPS

Accounting, Tax and Advisory Services. The Accounting, Tax and Advisory (ATA) group contributed approximately $162.9 million and $166.6 million of revenue, or approximately 41.8% and 43.8% of CBIZ's total revenue for the nine months ended September 30, 2003 and 2002, respectively. The decrease in revenue attributable to divestitures completed subsequent to June 30, 2002 was $1.4 million, offset by an increase in revenues of $0.8 million due to acquisitions. In addition, revenue decreased by $4.4 million as a result of the transfer of the certain information technology operations to the National Practices - Other Segment in January 2003. For ATA businesses with a full period of operations for the nine months ended September 30, 2003 and 2002, revenue increased $1.2 million, or 0.7%. The current weak business environment has hampered growth in this segment, particularly in consulting and special project engagements which clients have delayed. The ATA group reported gross margins of 15.6% and 16.8% for the nine months ended September 30, 2003 and 2002. Margins have declined due to decreased revenue, resulting in increased compensation expense as a percent of revenue during 2003. A portion of compensation expense is related to achieving annual performance targets, and therefore may be adjusted if such annual performance targets are not met.

Benefits and Insurance Services. The Benefits and Insurance group contributed approximately $115.7 million and $108.4 million of revenue, or approximately 29.7% and 28.5% of CBIZ's total revenue for the nine months ended September 30, 2003 and 2002, respectively. Revenue growth of $6.8 million related to acquisitions completed subsequent to the September 30, 2002, offset by revenue decline from divestitures of $4.1 million. For Benefits and Insurance businesses with a full period of operations for the three-months ended September 30, 2003 and 2002, same-unit revenue increased $4.7 million, or 4.7%. Same unit revenue increase was attributable primarily to strong sales in single premium life insurance, specialty life insurance, and voluntary worksite units. Growth in the benefits and insurance group is due in part to the rising premium rates continuing through 2003. Since CBIZ's commission revenue is generally based upon a percentage of premiums, this increase in pricing has been favorable to CBIZ. Gross margin for the Benefits and Insurance group for the nine months ended September 30, 2003 was 19.1% as compared to 16.5% for the nine months ended September 30, 2002. Improvements in gross margin are a result of higher revenue, leveraged by the current infrastructure costs that have not increased along with revenue increases.

National Practices Services- Medical Management Practice. CBIZ Medical Management Professionals (CBIZ MMP), which is part of the National Practices operating group, contributed approximately $55.7 million and $48.9 million, or 14.3% and 12.8%, of CBIZ's total revenue for the nine months ended September 30, 2003 and 2002, respectively. CBIZ MMP's revenue growth of $6.8 million, or 14.0%. This increase is primarily attributable to the addition of new clients and the expansion into new markets, such as entrance into the western region of the United States during the later part of 2002. The gross margin for the nine months ended September 30, 2003 was 17.9% as compared to 18.1% for the nine months ended September 30, 2002.

National Practices Services- Other. The other units within the National Practices group, excluding CBIZ MMP, contributed approximately $55.7 million and $56.6 million of revenue, or approximately 14.3% and 14.9% of CBIZ's total revenue for the nine months ended September 30, 2003 and 2002, respectively. The decrease in revenue was primarily attributable to delays in transactions and depressed market conditions in CBIZ's mergers and acquisitions and valuation businesses, offset in part by the increase in revenue attributable to the information technology businesses transferred from the ATA division to National Practices effective January 1, 2003. The gross margin for the nine months ended September 30, 2003 and 2002 was flat due to continued weakness in CBIZ's mergers and acquisition, valuation, and IT consulting businesses.

Revenue

Total revenue for the nine months ended September 30, 2003 was $390.1 million as compared to $380.5 million for the nine months ended September 30, 2002, representing an increase of $9.6 million, or 2.5%. The increase in revenue attributable to acquisitions completed subsequent to June 30, 2002 was $7.5 million, and was offset by a decrease in revenue of $5.5 million due to divestitures completed subsequent to June 30, 2002. For business units with a full period of operations for the nine months ended September 30, 2003 and 2002, revenue increased $7.6 million or 2.1%. A more comprehensive analysis of revenue by each operating practice group is discussed above.

Expenses

Operating expenses increased to $338.4 million for the nine months ended September 30, 2003, from $332.4 million for the comparable period in 2002, an increase of $6.0 million, or 1.8%. As a percentage of revenue, operating expenses for the nine months ended September 30, 2003 were 86.7%, compared to 87.4% for the comparable period in 2002. The primary components of operating expenses are personnel costs and occupancy expense. Operating expenses were impacted by consolidation and integration charges of $1.6 million and $3.4 million for the nine months ended September 30, 2003 and 2002, respectively. Excluding consolidation and integration charges, operating expenses were $336.8 million or 86.3% as a percentage of revenue, for the nine months ended September 30, 2003, compared to $329.0 million, or 86.4% as a percentage of revenue, for the comparable period in 2002. CBIZ believes that this information may provide additional meaningful information in evaluating the company's performance. Operating expenses increased primarily due to increased compensation expense of $9.6 million related to (i) additional hires to CBIZ's medical practice management unit to support its growth, (ii) higher commission expense in the Benefits and Insurance practice group related to the increased revenue and,
(iii) the addition of several former Arthur Andersen, LLP professionals to the ATA practice group. The increase was also offset by general staff reductions at certain business units, as well as a decrease in bad debt expense of $2.2 million.

Corporate general and administrative expenses decreased to $14.6 million for the nine months ended September 30, 2003, from $14.9 million for the comparable period in 2002. Corporate general and administrative expenses represented 3.7% of total revenues for the nine months ended September 30, 2003, down from 3.9% for the comparable period in 2002. Changes in corporate general and administrative costs were primarily driven by an increase in severance costs of approximately $0.7 million incurred related to reductions in corporate staff during the first quarter of 2003, offset by a decrease of $1.7 million in certain legal expenses, as the level of legal expenses to pursue non-competition violations by former employees was higher in 2002.

Depreciation and amortization expense decreased to $12.7 million for the nine months ended September 30, 2003, from $15.3 million for the comparable period in 2002, a decrease of $2.6 million, or 16.8%. The decrease is attributable to asset retirements, fully depreciated assets, and the shift from purchasing computer-related items to leasing such items. These operating lease costs are recorded as operating expenses, rather than capitalized and recorded as depreciation. As a percentage of total revenues, depreciation and amortization expense was 3.3% for the nine months ended September 30, 2003, compared to 4.0% for the comparable period in 2002.

Interest expense decreased to $0.9 million for the nine months ended September 30, 2003, from $2.0 million for the comparable period in 2002, a decrease of $1.1 million, or 56.7%. The decrease is the result of a lower average outstanding debt of $17.2 million during the first nine months of 2003, compared to $43.6 million during the comparable period in 2002, and a lower average interest rate of 4.7% during the first nine months of 2003, compared to 5.6% during the comparable period in 2002.

Gain on sale of operations, net was $2.0 million for the nine months ended September 30, 2003, and was related to the sale or closing of four business operations. Gain on sale of operations, net was $0.9 million for the nine months ended September 30, 2002, and was related to the sale or closing of ten businesses operations. See Note 10 to CBIZ's consolidated financial statements included herewith.

CBIZ reported other expense of $0.7 million for the nine months ended September 30, 2003, compared to other expense of $0.3 million for the comparable period in 2002, an increase in expense of $0.4 million. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ's payroll business, gains and losses on sale of assets, charges for legal reserves and settlements, and miscellaneous income such as contingent royalties from previous divestitures. For the nine months ended September 30, 2003, other expense is primarily related to $2.0 million of impairment charges to notes receivable, offset by interest income of $0.8 million. For the nine months ended September 30, 2002, other expense is primarily related to $2.4 million of impairment charges related to notes receivable and investments the company previously made in high tech start-up ventures, offset by interest income of $1.0 million.

CBIZ recorded income taxes from continuing operations of $11.1 million for the nine months ended September 30, 2003, compared to $8.6 million recorded for the nine months ended September 30, 2002. The effective tax rate decreased to 44.5% for the nine months ended September 30, 2003, from 51.9% for the comparable period in 2002. Income taxes are provided based on CBIZ's anticipated annual effective tax rate. The estimated annual effective tax rate is subject to a number of factors and may change based on changes in annual estimated pretax income, revisions to tax positions taken as a result of further analysis, or changes resulting from audits by taxing authorities The effective tax rate for the nine-months ended September 30, 2003, is higher than the statutory federal and state tax rates of approximately 40% primarily due capital losses resulting from certain impairment charges, that are not offset by capital gains, and therefore currently not deductible. The effective tax rate for the nine-months ended September 30, 2002, is higher than the statutory federal and state tax rates of approximately 40% due to permanent differences, such as the write-down of non-deductible goodwill upon disposition of businesses.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

During 2002, CBIZ adopted formal plans to divest five non-core operations which were no longer part of CBIZ's strategic long-term growth objectives. During the third quarter of 2003, CBIZ adopted formal plans to divest four additional operations. These operations have been classified as discontinued operations in accordance with the adoption of Statement of Financial Accounting Standards
(SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the assets, liabilities, and results of operations are reported separately in the consolidated financial statements. One of these operations was closed during the first quarter of 2002 and an additional three units were subsequently sold or closed as of December 31, 2002. Five operations still remain available for sale as of September 30, 2003. Based on the estimated cost of closure, CBIZ recorded a loss on disposal from discontinued operations, net of tax, of $0.2 million and $0.4 million for the three and nine months ended September 30, 2003, compared to $1.9 million and $3.1 million for the comparable periods in 2002. Revenue associated with these eight discontinued operations for the three and nine months ended September 30, 2003 was $1.1 million and $3.9 million, respectively, compared to $3.0 million and $10.7 million for the comparable periods in 2002, respectively. The loss from operations, net of tax, associated with these divestitures for the three months ended September 30, 2003 and 2002 was $0.2 million and $0.1 million, respectively, compared to a loss from operations, net of tax, of $0.4 million and $0.5 million for the nine months ended September 30, 2003 and 2002, respectively.

RESULTS OF OPERATIONS -- CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2002, CBIZ adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. SFAS 142 also requires intangible assets with finite useful lives to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." CBIZ finalized the required transitional tests of goodwill during 2002, and recorded an impairment charge of $88.6 million on a pre-tax basis. This non-cash charge is reflected as a cumulative effect of a change in accounting principle, net of tax benefit, of $80.0 million.

FINANCIAL CONDITION

Restricted cash at September 30, 2003 was $12.8 million, a decrease of $4.2 million from December 31, 2002. Restricted cash represents those funds held in connection with CBIZ's NASD regulated operations and funds held in connection with the pass through of insurance premiums to the carrier. Funds held for clients were $30.9 million at September 30, 2003, a decrease of $18.3 million from December 31, 2002. Funds held for clients represent funds collected from clients for payroll and related services administered by CBIZ, and are offset by client fund obligations. Restricted cash and funds held for clients fluctuate during the year based on the timing of cash receipts and related payments. Accounts receivable, net were $112.3 million at September 30, 2003 compared to $102.2 million at December 31, 2002, an increase of $10.1 million. The increase in receivables is primarily attributed to increased revenue from internal growth and acquisitions. Income tax receivable decreased by $5.0 million, based on tax refunds received during 2003. Notes receivable (current and non-current) at September 30, 2003 decreased $5.3 million from December 31, 2002, primarily related to a $2.0 million impairment charge, and a $2.1 million note contributed towards the acquisition of HarborView Partners in Stamford, Connecticut.

Current liabilities before client fund obligations increased $3.2 million from December 31, 2002 primarily related to an increase in income taxes payable of $6.6 million. Client fund obligations were $30.9 million, a decrease of $18.3 million from December 31, 2002. Client fund obligations fluctuate during the year based on the timing of cash receipts and related payments. CBIZ's bank debt balance was $23.0 million at September 30, 2003, compared to $17.5 million at December 31, 2002, an increase of $5.5 million. The increase is primarily related to $30 million borrowed during the third quarter of 2003 to fund the repurchase of CBIZ common stock through the modified Dutch Auction tender offer, offset by payments on the debt during the nine months ended September 30, 2003 based on positive cash flow.

Stockholders' equity decreased by $19.2 million, primarily related to the $33.7 million of additional treasury stock acquired through the modified Dutch Auction tender offer, as well as open market purchases. This decrease was offset by net income of $13.0 million earned for the nine months ended September 30, 2003, and $1.2 million related to the exercise of stock options.

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

At September 30, 2003, CBIZ had $23.0 million outstanding under its credit facility, leaving approximately $33.8 million of available funds under the facility based on the borrowing base calculation. Management believes that those available funds, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future. See Note 4 to CBIZ's consolidated financial statements included herewith for additional information regarding the credit facility.

SOURCES AND USES OF CASH

Cash provided by operating activities and funds available from CBIZ's credit facility provide the resources to support current operations, projected growth, acquisitions, capital expenditures, and share repurchases. Net cash provided by operating activities was $30.4 million and $37.3 million for the nine months ended September 30, 2003 and 2002, respectively, and was the primary source of funds used to fund acquisitions and the repurchase of CBIZ common stock. CBIZ's principal source of net operating cash is derived from the collection of fees from professional services rendered to its clients and commissions earned in the areas of accounting, tax, valuation and advisory services, benefits consulting and administration services, insurance, human resources and payroll solutions, capital advisory, retirement and wealth management services and technology solutions.

Net cash used in investing activities during the nine months ended September 30, 2003 of $4.4 million primarily consisted of $7.7 million used for capital expenditures and $3.3 million used toward the acquisitions of two benefits and insurance firms, an ATA firm, and several client lists. Cash provided by investing activities include $5.0 million of proceeds from the divestiture of four businesses. Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of certain offices, IT capital to support the growth of the medical practice management unit and equipment purchases in relation to normal replacement. During the nine months ended September 30, 2003, the majority of the capital expenditures were related to the build-out of the new Kansas City facility completed in June and software expenditures to support the CNECT project. Net cash used in investing activities during the nine months ended September 30, 2002 of $2.2 million consisted of $7.4 million used for capital expenditures, offset by the proceeds from the divestiture of ten business units of $3.6 million and the collections of notes receivable of $1.6 million.

Net cash used in financing activities was $27.9 million in 2003 compared to $29.7 million in 2002. Proceeds from bank debt and net cash provided by operating activities were primarily used to fund the repurchase of $33.5 million of CBIZ stock. In July of 2003, CBIZ completed its modified Dutch Auction tender offer which resulted in the purchase of approximately 9.9 million shares of common stock at a purchase price of $3.30 per share, or a total cost (including expenses) of approximately $33.2 million. In addition, CBIZ repurchased approximately 104,000 shares in the open market for approximately $0.3 million.

INTEREST RATE RISK MANAGEMENT

CBIZ entered into an interest rate swap agreement in the third quarter of 2001 to reduce the impact of potential rate increases on variable rate debt through its credit facility. Based on the company's continued strong cash flow and its ability to completely pay down its credit facility, the remaining notional amount of $10 million under the swap was unwound during the quarter ended June 30, 2003. As a result, $0.2 million previously recorded as accumulated other comprehensive loss in stockholders' equity was charged to interest expense during the nine months ended September 30, 2003.

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

     - Valuation and Property Tax - Revenue associated with retainer contracts are recognized on a pro rata basis over the life of the contract, which is generally twelve months. Revenue associated with contingency arrangements is recognized when written notification is received from an outside third party (e.g., the assessor in the case of a property tax engagement) acknowledging that the contingency has been completed).

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

VALUATION OF INVESTMENTS

CBIZ has held certain investments in privately held companies during their start-up or development stages, which are included in "other assets" in the accompanying unaudited consolidated balance sheets. These investments are inherently risky as the market for the technologies or products these companies have under development are typically in the early stages. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the companies' industries, the strength of the private equity markets and general market conditions. Although the market value of these investments are not readily determinable, management believes their current fair values approximate their carrying values at the respective balance sheet dates. At September 30, 2003, CBIZ held one investment for approximately $0.6 million. In light of the circumstances noted above, particularly with respect to the current economic environment, it is possible that the fair value of this investment could decline in future periods, and further impairment could occur.


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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 addresses the consolidation of variable interest entities (VIEs) that have the characteristics of equity investments at risk not sufficient to permit the entity to finance its activities without additional financial support from other parties, or VIEs in which the equity investor lacks essential characteristics of a controlling financial interest. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003 regardless of when the VIE was established. In October 2003, the FASB issued FASB Staff Position FIN 46-6 which deferred the application of FIN 46 for public entities until the first interim period ending after December 15, 2003, for VIEs acquired before February 1, 2003. In addition to the issuance of FIN 46-6, the FASB has also proposed significant changes regarding the scope of FIN 46, clarification of certain provisions, and added disclosures, for which the comments period ends December 1, 2003. CBIZ has evaluated FIN 46 as of September 30, 2003 and does not believe it holds any interest in VIEs that would require consolidation. However, CBIZ will continue to evaluate the standard based on additional guidance and potential changes provided by the FASB.

In January 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement will improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, and will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after September 30, 2003. CBIZ does not believe this Statement will have a material impact on its financial position, results of operations, or cash flows.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the internal control over financial reporting, during the quarter covered by this report. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K

          The following Current Reports on Form 8-K were filed during the three months ended September 30, 2003:

          On July 31, 2003, CBIZ filed a current report on Form 8-K to provide investors with its second quarter earnings, as released to the public and discussed on a conference call on July 29, 2003.


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


Date: November 13, 2003                       By:     /s/ WARE H. GROVE
      -------------------                         --------------------------
                                                      Ware H. Grove
                                                      Chief Financial Officer