Form 10-K
period 2003-12-31
CENTURY BUSINESS SERVICES INC
filed 2004-03-15
CIK 944148

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                 For the fiscal year ended December 31, 2003 or

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

       6050 OAK TREE BOULEVARD, SOUTH
                 SUITE 500
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $306.4 million as of June 30, 2003. The number of outstanding shares of the Registrant's common stock is 85,723,711 shares as of February 27, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant's Definitive Proxy Statement relative to the 2004 Annual Meeting of Stockholders.

                        CENTURY BUSINESS SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
     Items 1 and 2.  Business and Properties.....................................     3
     Item 3.         Legal Proceedings...........................................    14
     Item 4.         Submission of Matters to a Vote of Security Holders.........    14

PART II
     Item 5.         Market for Registrant's Common Stock and Related Stockholder
                     Matters.....................................................    15
     Item 6.         Selected Financial Data
     Item 7.         Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................    17
     Item 7A.        Quantitative and Qualitative Information About Market
                     Risk........................................................    29
     Item 8.         Financial Statements and Supplementary Data
                     Changes in and Disagreements with Accountants on
                     Accounting..................................................    30
     Item 9.         and Financial Disclosure....................................    30
     Item 9A.        Controls and Procedures.....................................    30

PART III
     Item 10.        Directors and Executive Officers of the Registrant..........    32
     Item 11.        Executive Compensation......................................    36
     Item 12.        Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters..................    36
     Item 13.        Certain Relationships and Related Transactions..............    36
     Item 14.        Principal Accountant Fees and Services......................    37

PART IV
     Item 15.        Exhibits, Financial Statement Schedules and Reports on Form
                     8-K.........................................................    37

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

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

     CBIZ is a diversified services company which, acting through its subsidiaries, provides professional outsourced business services to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ delivers integrated services through the following three practice groups:

     - Accounting, Tax and Advisory;

     - Benefits and Insurance; and

     - National Practices

     CBIZ provides services through 62 reporting business units with more than 160 offices located in 34 states, Washington D.C., and Toronto, Canada. Included in this total, and managed within the National Practices group, is the Company's medical practice management business unit which has 73 offices.

     CBIZ's goal is to be the leading provider of outsourced business services within its target markets by providing clients with a broad range of high-quality products and services; expanding locally through internal growth; and through cross-serving. CBIZ built its professional outsourced business through acquiring accounting, benefits, valuation and other service firms throughout the United States, and has been established as a national provider over the last several years. During 2003, CBIZ acquired four businesses that enhance our benefits and insurance and accounting and tax services in our existing markets. Our intention is to continue to selectively acquire businesses with complementary services in target markets.

     Formed as a Delaware corporation in 1987 under the name Stout Associates, CBIZ was acquired by Republic Industries, Inc. in 1992. In April 1995, Republic spun off its hazardous waste operations, including CBIZ's predecessor company, to stockholders. Re-named Republic Environmental Systems, Inc., CBIZ's common stock began trading on the Nasdaq National Market under the symbol "RESI." On June 24, 1996, we changed our trading symbol to "IASI" in anticipation of our merger with Century Surety Company and Commercial Surety Agency, Inc., which resulted in a change of our name to "International Alliance Services, Inc." This name change signaled our move away from the hazardous waste business. CBIZ divested all remaining hazardous waste operations in 1997. On December 23, 1997, CBIZ changed its name to Century Business Services, Inc. and began trading under the symbol "CBIZ."

CBIZ'S PRINCIPAL EXECUTIVE OFFICE IS LOCATED AT 6050 OAK TREE BOULEVARD, SOUTH, SUITE 500, CLEVELAND, OHIO 44131 AND OUR TELEPHONE NUMBER IS (216) 447-9000.

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

     Providing a range of outsourced business services to a client results in advantages for both the client and for CBIZ. Working with one provider for several tasks saves the client the time of having to coordinate with multiple vendors. For example, the employee data used to process payroll can also be used by a CBIZ health and welfare insurance agent and benefits consultant to provide appropriate benefits package to a client's employee base. In addition, the relationship our accounting and tax advisors have with their clients allows us to identify financial planning, wealth management, and other business opportunities. The ability to combine several services and offer them through one trusted provider distinguishes CBIZ from other outsourced service providers.

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

     - have strong and energetic leadership;

     - are accretive to earnings; and

     - help enhance the core CBIZ service offering in a geographical market.

     In accordance with our strategy to deliver services to clients locally, and to promote cross-serving between our various service groups, CBIZ consolidates office locations wherever practical. Since 2000, CBIZ consolidated offices in Atlanta, Boca Raton, Chicago, Cleveland, Columbus , Kansas City, Los Angeles, Orlando, Minneapolis, Philadelphia, and St. Louis. CBIZ will continue to combine offices, with consolidations planned for Dallas, Denver, Salt Lake City and San Jose in 2004. Other potential consolidations could occur later. As further consolidations occur, the Company may incur additional costs associated with these consolidations.

OUTSOURCED BUSINESS SERVICES

     The following is a description of the outsourced business services currently offered by CBIZ.

     Accounting, Tax and Advisory. The business units that comprise CBIZ's Accounting, Tax and Advisory ("ATA") group offer services in the following areas: cash flow management; strategic planning; consulting; record-keeping and financial statement preparation; federal, state and local tax return preparation; tax planning based on financial and investment alternatives; tax structuring of business transactions such as mergers and acquisitions; quarterly and year-end payroll tax reporting; corporate, partnership and fiduciary tax planning and return preparation; outsourced chief financial officer services and other financial staffing services; financial investment analysis; succession, retirement, and estate planning; profitability, operational and efficiency enhancement consulting to a number of specialized industries, internal audit services and Sarbanes-Oxley consulting and compliance services.

     Restrictions imposed by independence requirements and conflict of interest rules preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and administrative service agreements (ASAs) with independent licensed Certified Public Accounting (CPA) firms under which audit and attest services may be provided to CBIZ's clients.

     Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee, which is a function of revenue generated by the CPA firms. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis.

     The CPA firms with which CBIZ maintains service agreements operate as limited liability corporations, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. Neither the existence of the ASAs nor the providing of services thereunder is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of its respective services.

     Attest services can not be performed by any individual or entity which is not licensed to do so. CBIZ can not perform audits or reviews, does not contract to perform them and does not provide audit or review reports. Given this legal prohibition and course of conduct, CBIZ does not believe it is likely that we would bear the risk of litigious losses related to attest services provided by the CPA firms.

     At December 31, 2003, CBIZ maintained administrative service agreements with 14 CPA firms, which has decreased from 41 during 2002. Most of the members and/or shareholders of the CPA firms are also CBIZ employees, and CBIZ renders services to the CPA firms as an independent contractor. The number of firms with which CBIZ maintains administrative service agreements decreased when a majority of the partners of CPA firms with whom we previously maintained ASAs joined Mayer Hoffman McCann, P.C. (MHM P.C.) an independent national CPA firm headquartered in Kansas City, Kansas. MHM P.C. has 156 shareholders, a vast majority of which are also employees of CBIZ. MHM maintains a five member Board of Directors, one of which is the National Director of MHM and not an employee of CBIZ. There are no board members of MHM P.C. who hold senior officer positions at CBIZ.

     CBIZ's association with MHM P.C. offers clients access to the multi-state resources and expertise of a national CPA firm. The advantage to CBIZ of these consolidations is a reduction in the number of different firms with which we maintain administrative service agreements.

     Although the service agreements do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements may qualify as variable interest entities under FASB Interpretation No. 46 (FIN
46), "Consolidation of Variable Interest Entities". The impact to CBIZ of this accounting pronouncement is discussed in the "New Accounting Pronouncements" section of the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations.

     CBIZ's ATA practice is divided into four regions, representing the East, Midwest, Great Lakes, and West regions of the United States. Each of these regions is headed by a designated regional director, all of whom report to the Senior Vice President, Accounting, Tax and Advisory Services.

     The Accounting, Tax and Advisory group contributed approximately $203.4 million of revenue, representing approximately 39% of CBIZ's annual revenue in 2003.

     Benefits and Insurance Services. The business units that comprise CBIZ's Benefits and Insurance group are organized by the following two groups: Retail and National Services. The Retail group is divided into three geographical regions representing the East, Central and West regions of the United States. Each of the retail operations provides a broad range of services within their geographic area. The services include: employee benefits, insurance brokerage, consulting, and administration, including the design, implementation and administration of qualified plans, such as profit-sharing plans, defined benefit plans, and money purchase plans; actuarial services; health and welfare benefits consulting, including group health insurance plans; dental and vision care programs; group life insurance programs; accidental death and dismemberment and disability programs; COBRA administration and voluntary insurance programs; health care and dependent care spending accounts; premium reimbursement plans; communications services to educate employees about their benefit programs; executive benefits consulting on non-qualified retirement plans; and business continuation plans.

     The National Services group is comprised of several specialty operations that provide unique services on a much wider geographic scale. The services include: specialty high-risk life insurance and clinical underwriting; employee benefit worksite marketing; wholesale insurance brokerage services; bank-owned executive life insurance; and wealth management services, including Registered Investment Advisory Services, Investment Policy Statements; mutual fund selections; and ongoing mutual fund monitoring.

     CBIZ's Benefits and Insurance group also provides an on-line service, CBIZSolutions.com, that in concert with our payroll services, enables the employees of a client to access information such as health and welfare benefits, retirement fund balances and payroll information; update their personal information; and access company documents like employee handbooks and policies.

     CBIZ's Benefits and Insurance Services group operates under one Senior Vice President, who oversees the three retail regions and their respective regional directors, as well as each of the National Services companies.

     The Benefits and Insurance group has grown in recent years due to acquisitions, the expansion of our client base, and in part due to rising healthcare costs which positively impacted the group benefits business and increased demand for benefits consulting. In addition, the life insurance product line, including executive compensation, bank compensation plans and individual life sales, has also prospered due to continued favorable tax treatment and estate planning concerns among the general public. CBIZ expects growth to continue in the benefits and insurance group based on our intention to aggressively pursue appropriate acquisitions, negotiate better rates with our larger insurance carriers, increase our sales staff in select markets, and seek cross-serving opportunities within CBIZ to garner new business and grow market share and strengthen existing client relationships in order to promote retention.

     The Benefits and Insurance group contributed approximately $162.1 million of revenue, or 32% of CBIZ's annual revenue, in 2003.

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

     The National Practices group contributed approximately $147.3 million of revenue, or 29% of CBIZ's annual revenue, in 2003. Included in the results of the National Practices group are those of CBIZ MMP, which contributed approximately $75.8 million of revenue, or 15% of CBIZ's annual revenue, in 2003.

     CBIZ MMP. CBIZ's wholly-owned subsidiary, CBIZ MMP, provides coding and billing services as well as records compliance for hospital-based physicians in anesthesia, radiology, and other areas. CBIZ MMP's billing services include: billing and accounts receivable management; automated claims processing and collection; comprehensive delinquent claims follow up; compliance programming to meet government regulations; and comprehensive statistical and operational reporting. The financial management services provided by CBIZ MMP include: financial reporting systems, accounts payable, payroll, general ledger processing; design of physician employment, stock and compensation arrangements; and comprehensive budgeting, forecasting, and financial analysis. Additionally, CBIZ MMP conducts analyses of managed care contracts with a focus on negotiation strategies, pricing, cost containment and utilization tracking; reviews and negotiates contracts with hospitals and other entities; identifies and coordinates practice merger and integration opportunities; and coordinates practice expansion efforts.

SALES AND MARKETING

     CBIZ's key competitive factors in attracting and retaining clients are:

     - long-term established relationships;

     - industry and technical expertise of our professional staff;

     - strong local and regional presence;

     - the ability to match client requirements with available services;

     - the ability to offer a number of services from one provider; and

     - the ability to offer services at competitive rates.

     CBIZ believes that by combining a local entrepreneurial marketing strategy with the resources of a nationally branded company, we will be able to significantly increase our market penetration. CBIZ expects that we can cross-serve new products and services to existing clients who do not currently utilize all of the services CBIZ offers.

     CBIZ's primary marketing strategy is to deepen our relationships with clients by providing them with additional CBIZ services that would be in the best interest of their business. CBIZ refers to this strategy of penetrating our existing client base as cross-serving. Because cross-serving is most effective when it makes outsourcing more convenient for the client, the location of the service provider is a key consideration. This requires marketing functions to be carried out on a geographic basis. Using major metropolitan areas as our marketing focal points, CBIZ, under the direction of a Senior Vice President of National Marketing, has developed marketing plans that consider the needs of all CBIZ business units in a common local area. While each business unit continues to be individually responsible for executing a marketing plan and is accountable for its own performance, marketing planning and resources are coordinated nationally. These resources include print and radio advertisements, printed material such as brochures and stationery, and CBIZ-branded merchandise for trade shows and other client-oriented events. Additionally, CBIZ has developed a centralized client database, "CNECT," which is now being utilized by a majority of our locations. CNECT supports marketing and distribution efforts such as improved client service, new business development and product development. New clients are generated primarily through local networking, referrals from existing clients, and targeted new business efforts.

CUSTOMERS

     CBIZ provides professional outsourced business services to over 70,000 clients. CBIZ's clients prefer to focus their resources on operational competencies while outsourcing non-core administrative functions to CBIZ. Outsourcing administrative functions allows clients to enhance productivity, reduce costs and improve service, quality and efficiency by focusing on their core business. Depending on a client's size and capabilities, it may choose to utilize some or many of CBIZ's broad array of services, which it typically accesses initially through its original CBIZ representative.

     CBIZ's clients come from a large variety of industries and markets. Edward Jones, a financial services firm and client of CBIZ Network Solutions for electronic networking and information services, contributed approximately 2.5% of the Company's revenue in 2003. No single customer individually comprises more than 3% of CBIZ's total consolidated revenue. Management believes that such diversity helps insulate CBIZ from a downturn in a particular industry. Nevertheless, economic conditions among selected clients and groups of clients may have an impact on the demand for such services.

COMPETITION

     The professional outsourced business services industry is highly fragmented and competitive, with a majority of industry participants, such as accounting, employee benefits, payroll firms or professional employee organizations, offering only a limited number of services. Competition is based primarily on customer relationships, range and quality of services or product offerings, customer service, timeliness, geographic proximity, and competitive rates. CBIZ competes with a number of multi-location regional or national professional services firms and a large number of relatively small independent firms in local markets. CBIZ's competitors in the professional outsourced business services industry include but are not limited to independent consulting services companies, independent accounting and tax firms, payroll service providers, and divisions of diversified services companies, such as insurance brokers and banks.

ACQUISITIONS AND DIVESTITURES

     Acquisitions are an important part of our strategy. CBIZ is looking to strengthen our operations and customer service capabilities by making acquisitions in markets where we currently operate and where the prospects are favorable to increase our market share and become a more significant provider of a comprehensive range of outsourced business services. In 2003, CBIZ acquired benefits and insurance firms located in Boca

Raton, Florida and Salt Lake City, Utah, an accounting, tax and advisory firm in Orange County, California and HarborView Partners, which was based in Stamford, Connecticut. Before acquiring HarborView, CBIZ had established a relationship to provide staffing to HarborView, a provider of internal audit outsourcing and Sarbanes-Oxley consulting and compliance services primarily to publicly held companies.

     In 2003, CBIZ sold or closed eight business operations in an effort to rationalize our business by divesting units that were either underperforming, located in secondary markets, or did not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. These divestitures are consistent with CBIZ's plan to focus on metropolitan markets in which we can strengthen our ATA and Benefits & Insurance core service offerings. Going forward, CBIZ may, from time to time, recognize additional gains and/or losses on divestitures.

REGULATION

     CBIZ's operations are subject to regulations by federal, state, and local governing bodies. Accordingly, our outsourced business services may be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration, tax and accounting. CBIZ remains abreast of regulatory changes affecting our business, as these changes often affect clients' activities with respect to employment, taxation, benefits, and accounting. For instance, changes in income, estate, or property tax laws may require additional consultation with clients subject to these changes to ensure their activities comply with revised regulations.

     CBIZ itself is subject to industry regulation and changes, including changes in laws, regulations, and codes of ethics governing the accounting industry, the interpretation of which may restrict CBIZ's operations. CBIZ is currently in compliance with laws and regulations that have been recently changed or imposed, and is not aware of any proposed changes that will have a negative impact on CBIZ's operations, or our ability to comply with such existing or proposed regulations.

     CBIZ is subject to certain privacy, security, and electronic-data provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and corresponding provisions of state law which may restrict CBIZ's operations and give rise to expenses related to compliance. CBIZ is currently in compliance with such laws and regulations, and expects to remain in compliance in future periods.

     On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 to reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. The new legislation requires the following: (i) CEOs and CFOs to certify that company financial statements fairly present the company's financial condition; and (ii) public companies to report certain off-balance sheet transactions, as well as to present any pro forma disclosures in a way that is not misleading and is in accordance with requirements to be established by the Securities Exchange Commission (SEC). The new legislation also accelerates the required reporting of insider stock transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one "financial expert". CBIZ is currently in compliance with those requirements effective in 2003, and believes it will be in compliance with each of the foregoing requirements that become effective in future periods.

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

EMPLOYEES

     At December 31, 2003, CBIZ employed approximately 4,700 employees, approximately half of whom are professionals. The Company believes that it has a good relationship with its employees. CBIZ realizes that as a professional services company that differentiates itself from competitors through the quality and diversity of our service offering, the Company's employees are our most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of our employees.

SEASONALITY

     A disproportionately large amount of CBIZ's revenue occurs in the first half of the year. This is due primarily to the Company's accounting and tax practice, which is subject to seasonality related to heavy volume in the first four months of the year. CBIZ's ATA group generated approximately 44% of its revenue in the first four months of 2003. Like most professional service companies, most of CBIZ's operating costs are fixed, resulting in much higher operating margins in the first half of the year.

PROPERTIES

     CBIZ's corporate headquarters are located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. Some of CBIZ's property and equipment are subject to liens securing payment of indebtedness of CBIZ and its subsidiaries. CBIZ and its subsidiaries lease more than 160 offices in 34 states and one in Toronto, Canada, as well as office equipment and company vehicles. As CBIZ continues to consolidate and rationalize its operations, we expect to reduce the number of leases we currently hold. CBIZ believes that our current facilities are sufficient for our needs.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

     This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report, including without limitation, "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding CBIZ's financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "believes," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this 10-K, in the 2003 Annual Report and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

  WE MAY BE MORE SENSITIVE TO REVENUE FLUCTUATIONS THAN OTHER COMPANIES, WHICH COULD RESULT IN FLUCTUATIONS IN THE MARKET PRICE OF OUR COMMON STOCK.

     A substantial majority of our operating expenses such as personnel and related costs, depreciation and rent, are relatively fixed in the short term. As a result, we may not be able to quickly reduce costs in response to any decrease in revenue. For example, any decision by a significant client to delay or cancel our services may cause significant variations in operating results and could result in losses for the applicable quarters. Additionally, the general condition of the United States economy has and will continue to affect our business. Potential new clients may defer from switching service providers when they believe economic conditions are unfavorable. Any of these factors could cause our quarterly results to be lower than expectations of securities analysts, which could result in a decline in the price of our common stock.

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

  WE ARE DEPENDENT ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES.

     Our success depends in large part upon the abilities and continued services of our executive officers and other key employees, such as our business unit presidents. In the course of business operations, employees may resign and seek employment elsewhere. Certain principal employees, however, are bound in writing to non-compete agreements barring competitive employment, client solicitation, and solicitation of employees for a period of between two and ten years following his or her resignation. We cannot assure you that we will be able to retain the services of our key personnel. If we cannot retain the services of key personnel, there could be a material adverse effect on our business, financial condition and results of operations. While we generally have employment agreements and non-competition agreements with key personnel, courts are at times reluctant to enforce such non-competition agreements. In addition, many of our executive officers and other key personnel are either participants in our stock option plan or holders of a significant amount of our common stock. We believe that these interests provide additional incentives for these key employees to remain with us. In order to support our growth, we intend to continue to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

  RESTRICTIONS IMPOSED BY INDEPENDENCE REQUIREMENTS AND CONFLICT OF INTEREST RULES MAY LIMIT OUR ABILITY TO PROVIDE SERVICES TO CLIENTS OF THE ATTEST FIRMS WITH WHICH WE HAVE CONTRACTUAL RELATIONSHIPS AND THE ABILITY OF SUCH ATTEST FIRMS TO PROVIDE ATTESTATION SERVICES TO CLIENTS OF OURS.

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

     With respect to attest firm clients that are required to file audited financial statements with the SEC, the SEC staff views us and the attest firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. According to the SEC staff, we are required to abide by all of the independence rules that the attest firms must follow in order to be independent of an SEC-reporting attest client. Accordingly, these independence rules prohibit us, and our officers, directors, affiliates and significant stockholders, to the extent an attest firm is so prohibited, from:

     - holding any financial interest in an SEC-reporting attest client;

     - entering into any business relationship with an SEC-reporting attest client; or

     - selling any prohibited non-audit services to an SEC-reporting attest client.

     In addition, under these rules, the SEC staff views an attest firm and us as lacking independence with respect to entities involved in an offering of our stock or in making a market for, or otherwise facilitating the trading of, our stock in the secondary market, including any entity that is a member of a syndicate underwriting an offering of our stock, that is a broker-dealer exercising discretionary buy and sell authority over customer accounts holding significant positions in our stock, or that employs securities analysts that follow us.

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

     The high volume of client funds processed by us in our payroll and certain other businesses entails risks for which we may be held liable if the accuracy or timeliness of the transactions processed is not correct. We could incur significant legal expense to defend any claims against us, even those claims without merit. While we carry insurance against these potential liabilities, we cannot be certain that circumstances surrounding such an error would be entirely reimbursed through insurance coverage. We believe we have controls and procedures in place to address our fiduciary responsibility and mitigate these risks.

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

  OUR PRINCIPAL STOCKHOLDERS MAY HAVE SUBSTANTIAL CONTROL OVER OUR OPERATIONS.

     As of February 27, 2004, the following individual owned the following aggregate amount and percentage of our common stock, including shares that may be acquired by exercising options:

     - approximately 15,186,198 shares, representing 17.7% of all our outstanding common stock, were owned by Michael G. DeGroote;

     - approximately 18,299,280 shares, representing 21.3% of all our outstanding common stock, were owned by our executive officers, directors, and Mr. DeGroote as a group.

     Because of their stock ownership, these persons may exert substantial influence or actions that require the consent of a majority of our outstanding shares, including the election of directors. CBIZ's share repurchase activities may serve to increase the ownership percentage of these individuals and therefore increase the influence they may exert, if they do not participate in these share repurchase transactions.

       WE HAVE SHARES ELIGIBLE FOR FUTURE SALE THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares, and have issued and outstanding approximately 86 million shares. More than 47 million of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, the shares were contractually restricted from sale for periods up to two years, most of which had expired by the end of 2001. As of February 27, 2004, approximately 177,000 shares of common stock were under lock-up contractual restrictions. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock. As of February 27,

2004, we also have registered under the Securities Act the following shares of common stock for the following purposes:

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

  WE MAY NOT BE ABLE TO ACQUIRE AND FINANCE ADDITIONAL BUSINESSES.

     We have made four acquisitions in 2003, and it is our intention to selectively acquire businesses that are complementary in building out our service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms. We cannot assure you that such acquisitions, even if obtained, will perform as expected or will contribute significant revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. There are certain provisions under our bank line of credit that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity, in the foreseeable future. See note 8 to CBIZ's consolidated financial statements included herewith.

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

     CBIZ makes available, free of charge on its website, , through the Investor Information page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to all those reports as soon as reasonably practicable after CBIZ files (or furnishes) such reports to the U.S. Securities and Exchange Commission. In addition, our corporate code of conduct and ethics and the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors are available on the Investor Relations page of CBIZ's website, referenced above, and in print to any shareholder who requests them.

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

     CBIZ and the named officer and director defendants deny all allegations of wrongdoing made against them in these actions and intend to continue vigorously defending this matter. Although the ultimate outcome of such litigation is uncertain, based on the allegations contained in the complaints and the carefully considered judgment of the District Court in dismissing the case, management does not believe that this lawsuit will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

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

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
2002
  First Quarter.............................................  $3.56    $2.05
  Second Quarter............................................   4.07     2.81
  Third Quarter.............................................   3.21     1.91
  Fourth Quarter............................................   3.50     2.20
2003
  First Quarter.............................................   2.99     2.30
  Second Quarter............................................   3.27     2.50
  Third Quarter.............................................   4.85     3.10
  Fourth Quarter............................................   4.90     3.80

     On December 31, 2003, the last reported sale price of CBIZ's Common Stock as reported on the Nasdaq National Market (Nasdaq Amex-Online) was $4.47 per share. As of February 27, 2004, CBIZ had approximately 9,400 holders of record of its common stock, and the last sale of CBIZ's common stock as of that date was $4.42.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical financial data for CBIZ and is derived from the historical consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements notes thereto, which are included elsewhere in this Annual Report.

                                                                   YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                      2003       2002       2001       2000        1999
                                                    --------   --------   --------   ---------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...........................................  $512,762   $499,209   $510,534   $ 543,472   $521,919
Operating expenses................................   448,707    439,916    441,215     483,182    435,660
                                                    --------   --------   --------   ---------   --------
Gross margin......................................    64,055     59,293     69,319      60,290     86,259
Corporate general and administrative expense......    19,647     19,672     19,797      24,694     19,138
Depreciation and amortization expense.............    17,161     20,474     40,477      43,196     22,125
Merger-related expenses...........................        --         --         --          --      5,789
                                                    --------   --------   --------   ---------   --------
Operating income (loss)...........................    27,247     19,147      9,045      (7,600)    39,207
Other income (expense):
    Interest expense..............................    (1,055)    (2,478)    (6,797)    (12,088)    (6,544)
    Goodwill impairment...........................        --         --         --     (32,953)        --
    Gain (loss) on sale of operations, net........     2,519        930     (7,113)    (31,576)    (7,067)
    Other income (expense), net...................    (1,093)    (1,073)     3,885      (5,780)    (4,634)
                                                    --------   --------   --------   ---------   --------
      Total other income (expense)................       371     (2,621)   (10,025)    (82,397)   (18,245)
Income (loss) from continuing operations before
  income tax expense..............................    27,618     16,526       (980)    (89,997)    20,962
Income tax expense................................    12,096      8,421     12,208       1,477     12,370
                                                    --------   --------   --------   ---------   --------
Income (loss) from continuing operations..........    15,522      8,105    (13,188)    (91,474)     8,592
Loss from operations of discontinued businesses,
  net of tax......................................      (932)    (2,475)    (2,812)    (17,000)      (758)
Gain (loss) on disposal of discontinued
  businesses, net of tax..........................       726     (2,471)        --      (5,697)      (391)
Cumulative effect of change in accounting
  principle, net of tax...........................        --    (80,007)        --     (11,905)        --
                                                    --------   --------   --------   ---------   --------
Net income (loss).................................  $ 15,316   $(76,848)  $(16,000)  $(126,076)  $  7,443
                                                    ========   ========   ========   =========   ========
Basic weighted average common shares..............    90,400     94,810     94,818      94,674     86,851
Diluted weighted average common shares (2)........    92,762     96,992     94,818      94,674     91,702
Diluted earnings (loss) per share:
  From continuing operations......................  $   0.17   $   0.08   $  (0.14)  $   (0.96)  $   0.09
  From discontinued operations....................  $     --   $  (0.05)  $  (0.03)  $   (0.24)  $  (0.01)
  From cumulative effect of accounting change.....  $     --   $  (0.82)  $     --   $   (0.13)  $   0.00
                                                    --------   --------   --------   ---------   --------
  From net income (loss)..........................  $   0.17   $  (0.79)  $  (0.17)  $   (1.33)  $   0.08
                                                    ========   ========   ========   =========   ========
OTHER DATA:
Total assets......................................  $402,145   $433,111   $528,349   $ 649,494   $809,085
Total liabilities.................................  $124,307   $138,793   $157,702   $ 262,556   $295,953
Total stockholders' equity........................  $277,838   $294,318   $370,647   $ 386,938   $513,132
PRO FORMA NET INCOME (1) :
Net income (loss) from continuing operations......  $ 15,522   $  8,105   $  5,164   $ (66,870)  $ 14,741
Basic earnings (loss) per share...................  $   0.17   $   0.08   $   0.05   $   (0.71)  $   0.17
Diluted earnings (loss) per share (2).............  $   0.17   $   0.08   $   0.05   $   (0.71)  $   0.16

---------------

(1) Pro forma net income (loss) represents income from continuing operations assuming the change in accounting principles for Securities Exchange Commission Staff Accounting Bulletin (SAB) No. 101, adopted January 1, 2000, and Financial Accounting Standards Board (SFAS) No. 142, adopted January 1, 2002, were applied retroactively, net of taxes, for all periods presented.

(2) Pro forma diluted weighted average common shares for 2001 are 96,442, as the effect of the incremental shares are not anti-dilutive on a pro forma basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of CBIZ's financial position and results of operations for each of the years ended December 31, 2003, 2002 and 2001. This discussion should be read in conjunction with CBIZ's consolidated financial statements and notes thereto included elsewhere in this Annual Report.

RECENT DEVELOPMENTS

     CBIZ is focused on acquiring businesses that will complement its service offerings in those primary markets where CBIZ already has a significant presence. During 2003, CBIZ acquired benefits and insurance operations located in Boca Raton, Florida, and Salt Lake City, Utah. The company also acquired an accounting, tax and advisory operations in Orange County, California, and acquired HarborView Partners, a firm specializing in internal audit services, located in Stamford, Connecticut. Before acquiring HarborView Partners, CBIZ had an arrangement to be the exclusive provider of professional staff to the firm.

     CBIZ continues to rationalize and sharpen the focus of its operations by divesting or closing non-core and non-performing units. During 2003, twelve operations were divested, six of which were classified as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The operations not meeting the criteria for treatment as discontinued operations have been accounted for as gain (loss) on divested operations from continuing operations in the accompanying statements of operations. CBIZ will continue to divest those non-strategic businesses that are either under-performing, are located in secondary markets, or that do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. Additional gains or losses may be incurred as future transactions are completed.

     During the third quarter of 2003, CBIZ acquired approximately 10 million shares of its common stock through a modified Dutch Auction tender offer. These shares were purchased at $3.30 per share, for a total cost, including expenses, of approximately $33.2 million, and are currently carried as treasury stock.

RESULTS OF OPERATIONS -- CONTINUING OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

  Operating Practice Groups

     CBIZ currently delivers products and services through three practice groups. Below is a brief description of these groups' operating results and factors affecting their businesses. The services offered under each of these groups are described in Part I of this report.

     Accounting, Tax and Advisory Services. The ATA group contributed approximately $203.4 million and $205.7 million of revenue, or approximately 39% and 41% of CBIZ's annual revenue in 2003 and 2002, respectively. The decrease in revenue of $2.3 million was a result of divestitures and the transfer of certain technology businesses to the National Practices group during 2003, offset by organic growth. Divestitures, net of acquisitions, resulted in a net decline in revenue of $0.2 million in 2003. The transfer of certain technology business from ATA to National Practices in January 2003 resulted in a decrease in revenue of $5.1 million. For ATA businesses with a full period of operations for the years ended December 31, 2003 and 2002 (excluding acquisitions, divestitures and transfers), revenue increased $3.0 million or 1.5%. Gross margins decreased from 13.8% in 2002 to 12.4% in 2003 primarily due to increased compensation and benefits costs that rose at a rate higher than revenue. CBIZ expects its ATA Services group to achieve modest revenue growth, as well as improvement in gross margin in 2004. Improvements in staff utilization, as well as the acquisition of HarborView Partners and related opportunities with Sarbanes-Oxley compliance and consulting, a new product offering to provide diagnostic information to clients regarding their financial condition, and modest billing rate increases are expected to contribute to such growth and margin improvement. The economic environment is expected to improve in 2004, which will offer opportunities for additional discretionary work.

     Benefits and Insurance Services. The Benefits and Insurance group contributed approximately $162.1 million and $150.5 million of revenue, or approximately 32% and 30% of CBIZ's annual revenue in 2003 and 2002, respectively. The increase in revenue is attributable to organic growth, including larger bonuses from insurance carriers, as well as acquisitions. Revenue increased $7.8 million due to acquisitions, offset by the decrease in revenue related to divestitures completed during the year ended December 31, 2003 of $7.2 million. For Benefits and Insurance businesses with a full period of operations for the years ended December 31, 2003 and 2002, same-unit revenue increased $11.0 million, or 8.0%. The gross margin increased from 18.0% in 2002 to 20.8% in 2003. CBIZ Benefits and Insurance group continued to benefit in 2003 from increasing group benefits premium rates. In addition, the worksite marketing business experienced significant revenue growth due to an increasing number of new clients. The life insurance business also experienced revenue growth through the sale of several large life cases and special risk insurance cases, combined with bank-owned life insurance placements related to one major carrier. CBIZ expects revenue and margin growth to continue in 2004, but may not be able to sustain the levels of organic growth achieved during 2003, based on the number of large cases placed that may not recur in future periods.

     National Practices Services. The National Practices group contributed approximately $147.3 million and $143.0 million of revenue, or approximately 29% of CBIZ's annual revenue in 2003 and 2002, respectively. Included in the results of the National Practices group are those of CBIZ MMP, which contributed approximately $75.8 million and $66.2 million, or 15% and 13%, of CBIZ's annual revenue in 2003 and 2002, respectively. This growth of 14.5% is attributable to the addition of new clients, including the expansion into new markets, such as the entrance into the Colorado market. Revenue for CBIZ MMP is based on a percentage of amounts collected for their clients. The gross margin increased from 17.6% in 2002 to 18.8% in 2003. CBIZ MMP invested capital dollars in systems and new technologies in 2003 in order to accommodate future growth. These systems are planned to be operational in 2004. Although CBIZ expects growth in revenue of CBIZ MMP to continue, due to investments in systems and technologies and the start-up costs incurred for opening new offices, we cannot assure that gross margin growth will continue at the levels experienced in recent years.

     The other units within National Practices, excluding CBIZ MMP, contributed approximately $71.5 million and $76.8 million of revenue in 2003 and 2002, respectively. Approximately $4.3 million of the decrease in revenue was related to the lack of transactions in CBIZ's Mergers and Acquisition Group (CBIZ M&A), as compared to 2002, in which one significant transaction closed in the fourth quarter. While CBIZ endeavors to find transactions of this nature in our mergers and acquisition business, we are not able to predict the timing or amount of these types of transactions, nor are we able to determine if they will continue in the future. In addition to the decrease in CBIZ M&A's revenue, the valuation, property tax and information technology (IT) businesses suffered from decreased revenue in 2003 primarily due to rationalization of certain unproductive offices and business lines. Gross margins for other National Practices decreased from 1.7% in 2002 to (1.9%) in 2003 also due primarily to the decision to close certain unproductive offices and discontinue certain product lines within the property tax, mergers and acquisitions, and IT businesses. Although gross margins have declined in the last two years, CBIZ expects modest growth in revenue and a positive gross margin for the other National Practices in 2004 due to an improving environment in IT consulting and growth in the payroll business.

  Revenues

     Total revenue for the year ended December 31, 2003 was $512.8 million as compared to $499.2 million for the year ended December 31, 2002, representing an increase of $13.6 million, or 2.7 %. The increase in revenue attributable to acquisitions completed during the year ended December 31, 2003 was $9.4 million, offset by decreases in revenue attributable to divestitures of $9.0 million. For business units with a full period of operations for the year ended December 31, 2003, revenue increased $13.1 million or 2.7%. A more comprehensive analysis of revenue is discussed above by operating practice groups.

  Expenses

     Operating expenses increased to $448.7 million for the year ended December 31, 2003, from $439.9 million for the comparable period in 2002, representing an increase of $8.8 million. The increase was primarily attributable to increased compensation expense (excluding severance) of $9.6 million or 3.1%, which was primarily to support higher revenue in the medical management and benefits and insurance areas. Compensation expense represents approximately 72% of operating expenses in 2003, compared to 71% of operating expenses in 2002. Also included in operating expenses are costs related to continuing consolidation activities; CBIZ incurred severance and restructuring costs of $3.0 million for the year ended December 31, 2003, compared to $4.6 million in 2002, a decrease of $1.6 million. In addition, CBIZ incurred charges of $0.3 million and $1.3 million for the years ended December 31, 2003 and 2002 related to a valuation and obsolescence adjustment for inventory carried to support IT network maintenance. As a percentage of revenue, operating expenses for the year ended December 31, 2003 were 87.5% compared to 88.1% for the year ended December 31, 2002.

     Corporate general and administrative expenses decreased slightly to $19.6 million from $19.7 million for the years ended December 31, 2003, and 2002, respectively. While total costs have remained relatively flat, compensation expenses have increased in 2003, primarily due to $0.7 million of severance expense. Expenditures for legal costs to pursue cases concerning non-competition violations by former employees, insurance coverage issues, and other cases in which CBIZ is involved, have decreased approximately $1.4 million. Corporate general and administrative expenses represented 3.8% of total revenues for the year ended December 31, 2003, compared to 3.9 % for the comparable period in 2002. CBIZ expects the core level of corporate, general and administrative expenses to remain relatively constant in 2004. However, there may be increases in expenses related to marketing, investments in wealth management, or training costs to support these types of corporate initiatives. In addition, CBIZ will incur additional costs to comply with Section 404 of the Sarbanes-Oxley Act, which will become effective in 2004.

     Depreciation and amortization expense decreased to $17.2 million for the year ended December 31, 2003, from $20.5 million for the comparable period in 2002, representing a decrease of $3.3 million, or 16.2%. The decrease primarily related to dispositions and assets that became fully depreciated, offset by increases related to additional capital expenditures made since December 31, 2002 of approximately $10 million. In addition, approximately $0.9 million of the decrease is directly related to the shift from purchasing certain assets to leasing assets, which are recorded as operating leases in operating expense. As a percentage of revenue, depreciation and amortization expense decreased to 3.3% for the year ended December 31, 2003 from 4.1% for the comparable period in 2002. CBIZ expects depreciation and amortization expense to be approximately $17.0 million in the future.

     Interest expense decreased to $1.1 million for the year ended December 31, 2003, from $2.5 million for the same period in 2002, a decrease of $1.4 million, or 57.4%. The decrease is the result of both lower average outstanding debt balances and a lower average interest rate in 2003. The average debt balance was $18.2 million for the year ended December 31, 2003 compared to $38.6 million for the year ended December 31, 2002. The weighted average interest rate on bank debt was 4.4% for the year ended December 31, 2003 compared to 5.6% for the same period in 2002.

     CBIZ recorded a net gain from divested operations of $2.5 million for the year ended December 31, 2003, as compared to a net gain of $0.9 million for the year ended December 31, 2002. CBIZ completed the divestiture of six non-core business operations during the year ended December 31, 2003, either through sale or closure. During 2002, the net gain was attributable to the divestiture of eleven non-core operations. In addition to this divestiture activity, CBIZ classified five operations as discontinued operations during 2003 and 2002, respectively, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144)." The results of these operations are disclosed separately in the consolidated financial statements and discussed separately under "Results of Operations -- Discontinued Operations," below.

     Other expense, net was $1.1 million for the years ended December 31, 2003 and 2002. Other expense, net is comprised primarily of interest income earned in CBIZ's payroll business, gains and losses on the sale of assets, charges for legal reserves and settlements, and miscellaneous income such as contingent royalties from previous divestitures. For 2003, other income is offset by $2.8 million of impairment charges, of which $2.4 million related to the impairment of a note taken in connection with the divestiture of the hazardous waste operation in 1997, that filed bankruptcy in 2003. For 2002, other income was offset by $2.4 million of charges related to the write-down of CBIZ's investment in two high-tech start-up ventures, including $0.8 million impairment charge related to the note previously discussed. In addition, interest income decreased $0.4 million related to lower interest rates in 2003.

     CBIZ recorded income tax expense from continuing operations of $12.1 million for the year ended December 31, 2003, compared with $8.4 million in 2002. The effective tax rate was 43.8% for the year ended December 31, 2003. The effective tax rate for the year ended December 31, 2003, is higher than the statutory federal and state tax rates of approximately 40% primarily due to differences such as the establishment of a valuation allowance related to asset impairment charges, portions of certain meal and entertainment expenses that are not fully deductible for tax purposes, and tax credit carryforwards.

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

     Accounting, Tax and Advisory Services. The ATA group contributed approximately $205.7 million and $226.0 million of revenue, or approximately 41% and 44% of CBIZ's annual revenue in 2002 and 2001, respectively. The decrease in revenue attributable to divestitures completed during the year ended December 31, 2002 was $11.0 million. For ATA businesses with a full period of operations for the year ended December 31, 2002, revenue decreased $9.3 million, or 4.3%. This decrease in same-unit revenue was primarily driven by the decrease for the demand in discretionary work, such as consulting projects and special work related to business transactions related to mergers and acquisitions, and a weak economy. This decrease in revenue caused a decrease in gross margin from 14.7% in 2001 to 13.8% in 2002.

     Benefits and Insurance Services. The Benefits and Insurance group contributed approximately $150.5 million and $141.3 million of revenue, or approximately 30% and 28% of CBIZ's annual revenue in 2002 and 2001, respectively. The increase in revenue is attributable to organic growth, offset by the decrease in revenue related to divestitures completed during the year ended December 31, 2001 of $5.0 million. For Benefits and Insurance businesses with a full period of operations for the year ended December 31, 2002, same-unit revenue increased $14.2 million, or 10.7%. The gross margin decreased from 20.6% in 2001 to 18.0% in 2002. CBIZ's Benefits and Insurance group has benefited in the last year from a firming of premium prices, particularly for the group health and property and casualty products. In addition, the worksite marketing division increased revenue and improved their profitability significantly, due to several large cases closed in 2002. However, reductions in equity values have caused revenue to decline on asset-based fees, particularly in the pension and retirement areas.

     National Practices Services. The National Practices group contributed approximately $143.0 million and $143.3 million of revenue, or approximately 29% and 28% of CBIZ's annual revenue in 2002 and 2001, respectively. Included in the results of the National Practices group are those of CBIZ MMP, which contributed approximately $66.2 million and $56.8 million, or 13% and 11%, of CBIZ's annual revenue in 2002 and 2001, respectively. This growth of 16.4% is attributable to the addition of new clients, including the expansion into new markets, such as the entrance into the Colorado market in 2002, as well as rising healthcare prices. Revenue for CBIZ MMP is based on a percentage of amounts collected for their clients. The gross margin decreased from 19.4% in 2001 to 17.6% in 2002, based on the investment of start up costs, which decreases the margin until new clients and regions reach expected levels of profitability.

     The other units within National Practices, excluding CBIZ MMP, contributed approximately $76.8 million and $86.4 million of revenue in 2002 and 2001, respectively. The decrease in revenue attributable to divestitures completed during the year ended December 31, 2001 was $8.1 million. For other National Practices businesses with a full period of operations for the year ended December 31, 2002, revenue decreased $1.5 million, or 1.6%.

The decrease in same-unit revenue was related to several areas, including the information technology (IT) area, valuation and property tax services, and government relations. This was offset by improvement in health care consulting and improvement in CBIZ's Mergers & Acquisition Group. The increase in capital management revenues was primarily affected by one significant transaction in the fourth quarter, the sale of its clients Floors, Inc., Arvada Hardwood Floor Co. and Floorworks Inc. to the Home Depot. Gross margins for other National Practices decreased from 5.1% in 2001 to 1.7% in 2002, primarily driven by valuation adjustments to inventory in the IT group.

  Revenues

     Total revenue for the year ended December 31, 2002 was $499.2 million as compared to $510.5 million for the year ended December 31, 2001, representing a decrease of $11.3 million, or 2.2%. The decrease in revenue attributable to divestitures completed during the year ended December 31, 2002 was $24.1 million. For business units with a full period of operations for the year ended December 31, 2002 revenue increased $12.8 million or 2.6%. A more comprehensive analysis of revenue is discussed above by operating practice groups.

  Expenses

     Operating expenses decreased to $439.9 million for the year ended December 31, 2002, from $441.2 million for the comparable period in 2001, representing a decrease of $1.3 million. The decrease was primarily attributable to the divestiture of low-margin businesses, as well as expense reductions initiated in the second quarter of 2002 to help bring compensation expenses back in line with revenue levels. Compensation expense (excluding severance), which represents approximately 71% of operating expenses, decreased by $8.0 million, or 2.5%. These cost reductions were offset by charges for severance, restructuring and inventory adjustments. As a result of expense reductions and continuing consolidation activities, CBIZ incurred severance and restructuring costs of $4.6 million for the year ended December 31, 2002, an increase of $2.4 million. In addition, CBIZ incurred a $1.3 million expense charge related to a valuation and obsolescence adjustment for inventory carried to support IT network maintenance contracts that have been recently terminated. As a percentage of revenue, operating expenses for the year ended December 31, 2002 were 88.1% compared to 86.4% for the year ended December 31, 2001, representing an increase of 1.7%.

     Corporate general and administrative expenses decreased to $19.7 million for the year ended December 31, 2002, from $19.8 million for the comparable period in 2001, representing a decrease of $0.1 million, or 0.6%. While costs have remained relatively flat, the composition of general and administrative costs has changed from 2001. Compensation expenses have decreased, while expenditures for national marketing efforts and legal costs to pursue cases concerning non-competition violations by former employees, insurance coverage issues, and other cases in which CBIZ is involved, have increased. Corporate general and administrative expenses represented 3.9% of total revenues for the years ended December 31, 2002, and 2001.

     Depreciation and amortization expense decreased to $20.5 million for the year ended December 31, 2002, from $40.5 million for the comparable period in 2001, representing a decrease of $20.0 million, or 49.4%. The decrease is primarily attributable to a decrease in goodwill amortization of $21.9 million resulting from the adoption of SFAS No. 142 which no longer allows for the amortization of goodwill. The decrease was offset by increases related to accelerated amortization expense of deferred debt costs in connection with entering into a new credit facility, accelerated depreciation costs related to changes in useful lives of assets held at sites being consolidated, and additional capital expenditures made since December 31, 2001. As a percentage of revenue, depreciation and amortization expense (excluding goodwill amortization) decreased to 4.1% for the year ended December 31, 2002 from 7.9% for the comparable period in 2001.

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

     CBIZ recorded a net gain from divested operations of $0.9 million for the year ended December 31, 2002, as compared to a net loss of $7.1 million for the year ended December 31, 2001. CBIZ completed the divestiture of eleven non-core business operations during the year ended December 31, 2002, either through sale or closure. During 2001, the net loss was attributable to the divestiture of fifteen non-core operations. CBIZ also recorded in 2001 a loss on the planned divestiture of four non-core business units for 2002, based on estimated proceeds. In addition to this divestiture activity, CBIZ classified five operations as discontinued operations during 2002, in connection with the adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of these operations are disclosed separately on the consolidated financial statements and discussed separately under "Results of Operations - Discontinued Operations" below.

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

     CBIZ recorded income tax expense from continuing operations of $8.4 million for the year ended December 31, 2002, compared with $12.2 million in 2001. The effective tax rate was 51.0% for the year ended December 31, 2002. The effective tax rate for the year ended December 31, 2002, is higher than the statutory federal and state tax rates of approximately 40% due to permanent differences such as non-deductible goodwill related to the disposition of businesses. The effective tax rate 2001 is higher than the statutory rates primarily due to the significant amount of goodwill amortization expense, the majority of which is not deductible for tax purposes.

RESULTS OF OPERATIONS -- DISCONTINUED OPERATIONS

     During each of the years 2003 and 2002, CBIZ adopted formal plans to divest five non-core operations which were no longer part of CBIZ's strategic long-term growth objectives. The ten operations were classified as discontinued operations in connection with the adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the net assets, liabilities and results of operations are reported separately in the consolidated financial statements. At December 31, 2003, all operations classified as discontinued operations had been sold or are in the process of being closed. Based on the sales proceeds and cost of closure, CBIZ recorded a gain (loss) on disposal from discontinued operations, net of tax, of $0.7 million and ($2.5) million for the years ended December 31, 2003 and 2002, respectively. Revenue associated with discontinued operations for the years ended December 31, 2003, 2002 and 2001 was $6.5 million, $12.4 million and $16.3 million, respectively. The loss from operations of these discontinued businesses, net of tax, for the years ended December 31, 2003, 2002 and 2001 was $0.9 million, $2.5 million and $2.8 million respectively.

RESULTS OF OPERATIONS - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2002, CBIZ adopted Statement of Financial Accounting Standard No., 142 "Goodwill and Other Intangible Assets" (SFAS 142), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. SFAS 142 also requires intangible assets with finite useful lives to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." CBIZ finalized the required transitional tests of goodwill during 2002, and recorded an impairment charge of $88.6 million on a pre-tax basis. This non-cash charge is reflected as a cumulative effect of a change in accounting principle in the amount of $80.0, net of a tax benefit of $8.6 million.

FINANCIAL CONDITION

     Total assets were $402.1 million and total liabilities were $124.3 million as of December 31, 2003 and shareholders equity was $277.8 million. Current assets of $184.8 million exceeded current liabilities of $108.4 million by $76.4 million at December 31, 2003. Total assets and liabilities decreased as cash was used to pay for the share repurchase and to pay down debt.

     Cash and cash equivalents decreased $2.6 million to $3.8 million for the year ended December, 31, 2003. Restricted cash was $10.9 million at December 31, 2003, a decrease of $6.1 million from a year ago. Restricted cash represents those funds held in connection with CBIZ's NASD regulated operations and funds held in connection with the pass through of insurance premiums to the carrier. As further described in note 1 to the consolidated financial statements contained herein, funds held for clients were $44.9 million, which is directly offset by client fund obligations. Cash, restricted cash and funds held for clients fluctuate during the year based on the timing of cash receipts and related payments. Accounts receivable, net were $111.6 million at December 31, 2003, an increase of $9.6 million from a year ago, primarily due to increased sales in the fourth quarter of 2003, as well as a slight slow down in collections. Days sales outstanding (DSO), which are calculated based on gross accounts receivable balance at the end of the period divided by daily revenue, increased slightly from 79 days at December 31, 2002 to 82 days at December 31, 2003. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company's ability to collect on receivables in a timely manner. Goodwill and other intangible assets, net of accumulated amortization, increased $3.6 million from 2002. Acquisitions resulted in a $7.5 million increase in intangibles in 2003. In addition, intangibles decreased by $2.2 million as a result of divestitures completed during 2003, and amortization expense for client lists and other intangibles.

     In addition to changes in cash, receivables, and goodwill, the following is a summary of other significant changes in assets: notes receivable (current and non-current) decreased by $5.9 million due to the $2.4 million impairment charge of a note related to the sale of operation in 1997, $2.1 million contributed in connection with the HarborView acquisition, and collections; decrease in income taxes recoverable of $4.5 million based on refunds received in 2003 offset by estimated tax payments; decrease in deferred tax assets (current and non-current) of $2.1 million due to the increase in valuation allowance; and decrease in assets of discontinued operations of $14.7 million due to the sale or closure of all operations classified as held for sale as of December 31, 2003.

     The accounts payable balance of $28.7 million at December 31, 2003 reflects amounts due to suppliers and vendors. Other current accrued expenses decreased $2.6 million to $34.6 million at December 31, 2003. Client fund obligations of $44.9 million were directly related to funds held for clients in the same amount as reflected in current assets. Bank debt for amounts due on CBIZ's credit facility was $14.0 million at December 31, 2003, a reduction of $3.5 million from December 31, 2002. The reduction in debt was a result of CBIZ's positive cash flow generated during 2003.

     Stockholders' equity decreased $16.5 million from 2002 to 2003, primarily related to $33.2 million (approximately 10 million shares) of additional treasury stock based on shares that were acquired through a modified Dutch Auction tender offer in the third quarter of 2003. Funds used to purchase shares were provided by cash flow generated from CBIZ's operations, as well as borrowings under CBIZ's credit facility, which was amended in the third quarter of 2003 to allow for the Dutch Auction tender offer, as previously described. The decrease in stockholders' equity was offset by net income of $15.3 million earned for the year ended December 31, 2003, and $1.2 million related to the exercise of stock options.

     On March 3, 2004, the Board of Directors authorized a share repurchase of up to 8.5 million shares. On March 4, 2004, CBIZ announced a tender offer to purchase up to 7.5 million shares of its outstanding common stock at a price of $5.00 per share, which will expire on April 1, 2004. CBIZ anticipates that it will obtain all of the funds necessary to purchase shares tendered, and to pay related fees and expenses, by borrowing under its $73 million secured revolving credit facility, which was amended on March 3, 2004, to permit CBIZ to borrow up to an aggregate of $50 million for the repurchase, on or before December 31, 2004, of shares of CBIZ stock. CBIZ believes that investing in its own shares is an attractive use of capital and an efficient means to provide value to CBIZ stockholders.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities in 2003 was $39.6 million versus $42.3 million in 2002, a decrease of $2.7 million, primarily due to an increase in working capital. Net cash provided by operating activities was the principal source of funds used to reduce CBIZ's bank debt by $3.5 million during 2003 and to fund the repurchase of approximately $33.6 million of CBIZ stock, in accordance with CBIZ's Share Repurchase Program approved by the Board of Directors on June 9, 2003.

     Net cash used in investing activities during 2003 of $5.5 million consisted of $7.2 million in proceeds from the disposition of non-core and underperforming business units and $1.8 million collected on notes receivable. Offsetting the sources of investing activities was $10.6 million used for net capital expenditures, and $3.9 million used toward business acquisitions including contingent consideration from prior year acquisitions. Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of certain offices, IT capital to support the growth of the medical management practice, and equipment purchases in relation to normal replacement. The majority of capital expenditures represent investment in technology-related items including hardware and software, both to improve back office functions and to provide better solutions for our clients.

     Cash used in investing activities during 2002 of $3.1 million consisted of $7.8 million in proceeds from the disposition of non-core and underperforming business units and $1.9 million collected on notes receivable, offset by $8.2 million used for capital expenditures, and $4.6 million used toward business acquisitions including contingent consideration from prior year acquisitions. Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of certain offices and equipment purchases in relation to normal replacement.

     Cash used in financing activities during 2003 of $36.6 million consisted primarily of $33.6 million used toward the purchase of CBIZ's common stock, in accordance with CBIZ's Share Repurchase Program, a net reduction of $3.5 million in the revolving credit facility and net payments of $1.1 million toward notes payable and capitalized leases.

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

     The Company has a senior secured credit agreement with a group of four banks. The $73 million facility carries an option to increase the facility to $80 million and allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ stock. The primary use of the credit facility is for working capital, internal growth initiatives, and business acquisitions. The facility has a three year term with an expiration date of September 2005. The credit agreement is secured by substantially all assets and capital stock of CBIZ and its subsidiaries. Under the credit agreement, CBIZ is subject to a monthly borrowing base related to accounts receivable and unbilled revenues, and is required to meet certain financial covenants. These covenants require CBIZ to meet certain requirements with respect to (i) minimum tangible net worth; (ii) maximum leverage ratio; and
(iii) a minimum fixed charge coverage ratio. CBIZ is in compliance with its covenants as of December 31, 2003 and projects that it will remain in compliance in 2004.

     At December 31, 2003, CBIZ had $14 million outstanding under its credit facility. In addition, CBIZ had letters of credit outstanding for $3.2 million provided as security to certain lessors for office space leased by the Company. Management believes the available funds from the credit facility, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future.

     See note 8 to CBIZ's consolidated financial statements included herewith.

USES OF CASH AND LIQUIDITY OUTLOOK

     CBIZ's capital expenditures from continuing operations totaled $10.6 million, $8.2 million and $12.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, which included expenditures for fixed assets for normal replacement, implementation of the enterprise-wide solution to integrate back office operations and other initiatives and office consolidations. During the year ended December 31, 2003, CBIZ principally funded capital expenditures from operating cash flow and financing activities. In 2004, capital expenditures are expected to be approximately $10.0 million, and CBIZ anticipates that during 2004, it will continue to fund these expenditures from operating cash flow supplemented by borrowings under its revolving credit agreement, as necessary.

     At December 31, 2003, based on the borrowing base calculation, CBIZ had approximately $45.4 million of available funds under its credit facility. Management believes that those available funds, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future. To fund operations, capital expenditures and potential acquisitions, CBIZ may also obtain funding by offering securities or debt, through the public markets or the private markets. CBIZ currently has a number of shelf registrations active, under which it can offer such securities. See note 12 to the consolidated financial statements contained herein for a description of the aforementioned registration filings.

     CBIZ's aggregate amount of future obligations for the next five years and thereafter is set forth below:

                                      2004      2005      2006      2007      2008     THEREAFTER
                                     -------   -------   -------   -------   -------   ----------
ON-BALANCE SHEET
Bank debt..........................  $    --   $14,000   $    --   $    --   $    --    $     --
Notes payable and capitalized
  leases...........................    1,481       613        40         7       324          --
Non-cancelable operating
  lease obligations................   31,913    27,492    23,679    21,257    19,720     105,357
Restructuring lease
  obligations(1)...................    3,762     2,687     2,560     2,472     1,763       1,273
OFF-BALANCE SHEET
Letters of credit..................    2,543       286        --        --        --         330
Performance guarantees for non-
  consolidated affiliates..........      250       404        --        --        --          --
                                     -------   -------   -------   -------   -------    --------
     Total.........................  $39,949   $45,482   $26,279   $23,736   $21,807    $106,960
                                     =======   =======   =======   =======   =======    ========

---------------

(1) Excludes cash payments for subleases.

OFF-BALANCE SHEET ARRANGEMENTS

     At December 31, 2003, CBIZ maintained administrative service agreements with 14 CPA firms, as described more fully under "Outsourced Business Services" section of Business and Properties. CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements may qualify as variable interest entities under FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," as amended. The impact to CBIZ of this accounting pronouncement is discussed in the "New Accounting Pronouncements" section of the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations.

     During 2003, CBIZ provided guarantees of contractual obligations for a CPA firm with which CBIZ maintains an administrative services agreement. Potential obligations under the guarantees totaled $0.7 million at December 31, 2003 and expire in 2005. CBIZ expects the guarantees to expire without the need to advance any cash.

     Letters of credit are discussed in note 8 of the accompanying consolidated financial statements.

INTEREST RATE RISK MANAGEMENT

     During June 2003, CBIZ paid its revolving credit facility balance down to zero, thus requiring it to terminate its interest rate swap. CBIZ used the interest rate swap to manage the interest rate mix of its credit facility and related overall cost of borrowing by allowing the Company to maintain a target range of fixed to floating rate debt. The interest rate swap was scheduled to expire during August 2003 and carried a fixed rate of 5.58% (fixed Libor rate of 3.58% plus an applicable margin of 2.0%).

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

REVENUE RECOGNITION AND VALUATION OF UNBILLED REVENUES

     Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured, which is in accordance with GAAP and SAB
104. CBIZ offers a vast array of products and outsourced business services to its clients. Those services are delivered through three practice groups. A description of revenue recognition, as it relates to those groups, is provided below:

     ACCOUNTING, TAX AND ADVISORY SERVICES -- Revenue consists primarily of fees for accounting services, preparation of tax returns and consulting services including Sarbanes-Oxley consulting and compliance projects. Revenues are recorded in the period in which services are provided and meet revenue recognition criteria in accordance with SAB 104. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

     BENEFITS & INSURANCE -- Revenue consists primarily of brokerage and agency commissions, and fee income for administering health and retirement plans. A description of the revenue recognition, based on the insurance product and billing arrangement, is described below:

     - Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured's (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer.

     - Commissions to be received directly from insurance companies (direct billing) are recognized when the policy becomes effective.

     - Life insurance commissions are recognized when the policy becomes effective.

     - Commission revenue is reported net of sub-broker commissions.

     - Contingent commissions are recognized at the earlier of notification that the contingency has been satisfied or cash collection.

     - Fee income is recognized in the period in which services are provided, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.

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

     - Technology Consulting -- Revenue associated with hardware and software sales are recognized upon delivery and acceptance of the product. Revenue associated with installation and service agreements are recognized as services are performed. Consulting revenue is recognized on an hourly or per diem fee basis as services are performed.

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

     - Medical Management Group -- Revenue is recognized when payments are received on our clients' patient accounts.

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

VALUATION OF GOODWILL

     Effective January 1, 2002, CBIZ adopted the non-amortization provisions of SFAS 142, and accordingly ceased amortization of our remaining goodwill balance. CBIZ evaluated the goodwill for impairment using the fair value impairment guidelines of SFAS 142. During 2002, CBIZ completed the process of evaluating our goodwill for impairment using the fair market impairment guidelines of SFAS
142. This change to a new method of accounting for goodwill resulted in a non-cash impairment charge of $88.6 million on a pretax basis ($80.0 million net of tax), which was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. CBIZ evaluates goodwill for impairment annually during the fourth quarter of each fiscal year. During 2003, there was no impairment of goodwill based on our annual evaluation.

VALUATION OF INVESTMENTS

     CBIZ has certain investments in privately held companies that are currently in their start-up or development stages and are included in "other assets" in the accompanying consolidated balance sheets. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of the companies' industries, the strength of the private equity markets and general market conditions. During 2002, CBIZ recorded charges of approximately $1.6 million related to the impairment of certain investments held. Although the market value of these investments is not readily determinable, management believes their current fair values approximate their carrying values as of December 31, 2003. In light of the circumstances noted above, particularly with respect to the current economic environment, it is possible that the fair value of these investments could decline in future periods, and further impairment could occur. At December 31, 2003, CBIZ has one remaining investment valued at approximately $0.6 million.

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

ESTIMATES OF INCENTIVE COMPENSATION COSTS AND EFFECTIVE INCOME TAX RATES

     Incentive compensation costs and income tax expense are two significant expense categories that are highly dependent upon management estimates and judgments, particularly at each interim reporting date. In arriving at the amount of expense to recognize, management believes it makes reasonable estimates and judgments using all significant information available. Incentive compensation costs are accrued on a monthly basis, and the ultimate determination is made after our year-end results are finalized; thus, estimates are subject to change. Circumstances that could cause our estimates of effective income tax rates to change include the impact of information that subsequently became available as we prepared our corporate income tax returns; the level of actual pre-tax income; revisions to tax positions taken as a result of further analysis and consultation, and changes mandated as a result of audits by taxing authorities.

OTHER SIGNIFICANT POLICIES

     Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to understanding the consolidated financial statements. Those policies are described in Note 1 to the consolidated financial statements contained herein.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses conditions for consolidating an entity based on variable interests (as defined in the standard) rather than voting interests. FIN 46 clarifies that variable interest entities that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 applied immediately to variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 originally had to be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. However, in October 2003, the FASB issued FASB Staff Position ("FSP") 46-e, "Effective Date of Interpretation 46." FSP 46-e deferred the effective date for applying the provisions of FIN 46, for interests held by public entities in variable interest entities created before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Under FIN 46R, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003.

     CBIZ has evaluated FIN 46, FSP 46-e and FIN 46R and determined that its relationship with certain Certified Public Accounting firms with whom we maintain administrative service agreements, may qualify as variable interest entities. The accompanying financial statements do not reflect the consolidation of the variable interest entities, as the impact is immaterial and as consolidation does not add material information. If the activities of the entities had been consolidated, selected financial data would be as follows:

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 2003
                                                              -----------------------
                                                              AS REPORTED   PRO FORMA
                                                              -----------   ---------
Revenue.....................................................   $512,762     $519,794
Operating expenses..........................................    448,707      453,889
Gross margin................................................     64,055       65,905
Operating income............................................     27,247       29,097
Minority share of operating income..........................         --       (1,850)
Net income from continuing operations.......................     15,522       15,522
Net income..................................................     15,316       15,316
Other Data
Total assets................................................   $402,145     $405,627
Total liabilities...........................................    124,307      126,207
Minority interest...........................................         --        1,582
Total equity................................................    277,838      277,838

     Total service fees recognized as revenue in the accompanying statement of operations under the administrative services agreements (ASAs) was approximately $40 million during the year ended December 31, 2003. Net assets related to the ASAs and recorded in the accompanying statement of position as of December 31, 2003 are approximately $5 million.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition". SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements," to include the guidance from Emerging Issues Task Force EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The guidance addresses how to determine if an arrangement has multiple elements or deliverables, and whether or not the elements should be treated as one unit of accounting, or segregated into multiple units of accounting. The adoption of SAB 104 did not have an impact on CBIZ's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not impact CBIZ's consolidated results of operations and financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

QUANTITATIVE INFORMATION ABOUT MARKET RISK.

     CBIZ's floating rate debt under its credit facility exposes the Company to interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at December 31, 2003, interest expense would increase or decrease by $0.1 million annually. During June 2003, CBIZ paid its revolving credit facility balance down to zero, thus requiring it to terminate its interest rate swap. The interest rate swap was scheduled to expire during August 2003 and carried a fixed rate of 5.58% (fixed Libor rate of 3.58% plus an applicable margin of 2.0%).

     CBIZ does not engage in trading market risk sensitive instruments. The company has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on one- three- or six-month U.S. dollar LIBOR. Interest rate swaps allow the company to maintain a target range of fixed to floating rate debt.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

     We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of the end of the 2003 fiscal year. This evaluation ("Controls Evaluation") was done with the participation of our Chairman and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

     Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CBIZ have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

     Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in providing reasonable assurance that material information relating to CBIZ is made known to management on a timely basis during the period when our periodic reports are being prepared.

     There were no changes in our Internal Controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item not included below is incorporated by reference from CBIZ's definitive proxy statement for the 2004 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ's fiscal year.

     At its July 31, 2003 Board of Directors Meeting, the Board resolved to expand the current size of the Board from six to eight directors. Upon nomination by the Nominating and Governance Committee of the Board of Directors, Todd Slotkin and Donald V. Weir were elected to fill the newly created seats. Mr. Weir will hold office until the 2005 Annual Meeting of Shareholders, and Mr. Slotkin shall hold office until the 2006 Annual Meeting of Shareholders. Further, Mr. Slotkin became a member of the Nominating & Governance Committee as well as the Compensation Committee during 2003. Mr. Weir became a member of the Audit Committee and the Nominating & Governance Committee during 2003.

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

NAME                                    AGE                POSITION(S)
----                                    ---                -----------
EXECUTIVE OFFICERS AND DIRECTORS:
Steven L. Gerard (1)..................  58    Chairman and Chief Executive Officer
Rick L. Burdick (1)(3)................  52    Director and Vice Chairman
Gary W. DeGroote......................  48    Director
Joseph S. DiMartino (3)(4)............  60    Director
Harve A. Ferrill (2)(3)...............  71    Director
Richard C. Rochon (2)(3)(4)...........  45    Director
Todd Slotkin (3)(4)...................  51    Director
Donald V. Weir (2)(3).................  62    Director
Jerome P. Grisko, Jr. (1).............  42    President and Chief Operating Officer
Ware H. Grove.........................  53    Senior Vice President and Chief
                                              Financial Officer
Leonard Miller........................  64    Senior Vice President, Accounting, Tax
                                              & Advisory
Robert A. O'Byrne.....................  47    Senior Vice President, Benefits &
                                              Insurance
Michael W. Gleespen...................  45    Secretary and General Counsel

OTHER KEY EMPLOYEES:
George A. Dufour......................  57    Senior Vice President and Chief
                                              Technology Officer
Mark M. Waxman........................  47    Senior Vice President of Marketing
Teresa E. Bruce.......................  39    Vice President, Human Resources
Chris Spurio..........................  38    Vice President, Finance
Michael P. Kouzelos...................  35    Vice President, Strategic Initiatives
Kelly J. Kuna.........................  33    Controller
David S. Azzolina.....................  43    Treasurer

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

     Rick L. Burdick has served as a Director of CBIZ since October 1997, when he was elected as an independent director. In October 2002, he was elected by the Board as Vice Chairman, a non-officer position. Mr. Burdick has been a partner at the law firm of Akin Gump Strauss Hauer & Feld L.P since April 1988. Mr. Burdick serves on the Board of Directors of AutoNation, Inc.

     Gary W. DeGroote has served as a Director of CBIZ since October, 2002, when he was elected as an independent director to serve the remaining term of his father, Michael G. DeGroote, who resigned from the Board for health reasons. Mr. DeGroote is the President of GWD Management Inc., a private Canadian diversified investment holding company founded in 1980 with an office in Burlington, Ontario. Mr. DeGroote also serves as a Director and Officer of other private companies. From 1976 to 1989, Mr. DeGroote held several positions with Laidlaw Inc., a public waste services and transportation company, ending as Vice-President and Director in 1989. From 1991 to 1994, Mr. DeGroote served as President of Republic Environmental Systems Ltd., and Director of Republic Industries Inc. He is currently a Director of Capital Environmental Resources Inc.

     Joseph S. DiMartino has served as a Director of CBIZ since November 1997, when he was elected as an independent director. Mr. DiMartino has been Chairman of the Board of the Dreyfus Family of Funds since January 1995. Mr. DiMartino served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994 and also served as a director of Mellon Bank Corporation. Mr. DiMartino also serves on the Board of Directors of LEVCOR International, Inc. (formerly Carlyle Industries, Inc.), The Newark Group, and the Muscular Dystrophy Association.

     Harve A. Ferrill has served as a Director of CBIZ since October 1996, when he was elected as an independent director. Mr. Ferrill served as Chief Executive Officer and Chairman of Advance Ross Corporation, a company that provides tax refunding services, from 1992 to 1996. Mr. Ferrill served as President of Advance Ross Corporation from 1990 to 1992. Since 1996, Advance Ross Corporation has been a wholly-owned subsidiary of Cendant Corporation. Mr. Ferrill has served as President of Ferrill-Plauche Co., Inc., a private investment company, since 1982.

     Richard C. Rochon has served as a Director of CBIZ since October 1996, when he was elected as an independent director. Mr. Rochon is Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management fund. From 1985 to February 2002, Mr. Rochon served in various capacities with, and most recently as, President of Huizenga Holdings, Inc., a management and holding company owned by H. Wayne Huizenga. Mr. Rochon also served, as a director since September 1996 and as Vice Chairman since April 1997, of Boca Resorts, Inc., the owner and operator of luxury resort properties in South Florida. From 1979 until 1985, Mr. Rochon was employed as a certified public accountant by the public accounting firm of Coopers & Lybrand, L.L.P. Mr. Rochon also serves on the Board of Directors of Citizens Bancshares of South Florida.

     Todd Slotkin has served as a Director of CBIZ since September 2, 2003, when he was elected as an independent director. Mr. Slotkin serves as Executive Vice President and CFO of MacAndrews and Forbes Holdings, and as Executive Vice President and CFO of publicly owned MYF Worldwide (NYSE:MFW). Prior to joining MacAndrews & Forbes in 1992, Mr. Slotkin spent 17 years with Citicorp, ultimately serving as senior managing director and senior credit officer. Mr. Slotkin serves on the Board of Managers of Spectaguard and the Board of Directors of TransTech Pharma; formerly served as director of CalFed Bank; and is Chairman and co-founder of the Food Allergy Institute.

     Donald V. Weir has served as a Director of CBIZ since September 2, 2003, when he was elected as an independent director. Mr. Weir has served as financial consultant with Sanders Morris Harris for the past four years. Prior to this Mr. Weir was CFO and director of publicly-held Deeptech International and two of its subsidiaries, Tatham Offshore and Leviathan Gas Pipeline Company, the latter of which was a publicly-held company. Prior to his employment with Deeptech, Mr. Weir worked for eight years with Sugar Bowl Gas Corporation, as Controller and Treasurer and later in a consulting capacity. Mr. Weir was associated with Price Waterhouse, an international accounting firm, from 1966 to 1979.

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

     Ware H. Grove has served as Senior Vice President and Chief Financial Officer of CBIZ since December 2000. Before joining CBIZ, Mr. Grove served as Senior Vice President and Chief Financial Officer of Bridgestreet Accommodations, Inc., which he joined in early 2000 to restructure financing, develop strategic operating alternatives, and assist with merger negotiations. Prior to joining Bridgestreet, Mr. Grove served for three years as Vice President and Chief Financial Officer of Lesco, Inc. Since beginning his career in corporate finance in 1972, Mr. Grove has held various financial positions with large companies representing a variety of industries, including Revco D.S., Inc., Computerland/Vanstar, Manville Corporation, The Upjohn Company, and First of America Bank.

     Leonard Miller has served as CBIZ Accounting, Tax and Advisory Services Practice Head since November 2000 and was appointed Senior Vice President in February 2002. Mr. Miller was the President and Director of Financial Operations for Miller Wagner & Company, Ltd. in Phoenix, Arizona for 22 years before the firm joined the Century Business Services family and became Miller Wagner Business Services, Inc. and Miller Wagner & Company, PLLC. Mr. Miller was the Regional Managing Partner for Lester Witte and Company, and was responsible for 11 of its offices prior to co-founding Miller Wagner & Company, Ltd. With over 38 years of experience, Mr. Miller is a recognized expert in the fields of finance, real estate, general business consulting and various litigation support matters. Mr. Miller's professional affiliations include the American Institute of Certified Public Accountants (AICPA), the Arizona Society of Certified Public Accountants (ASCPA) and the Illinois Society of Certified Public Accountants (ISCPA).

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

OTHER KEY EMPLOYEES:

     George A. Dufour was appointed Senior Vice President and Chief Technology Officer in July 2001. Prior to joining CBIZ, Mr. Dufour served as Corporate Director of Information Access Services for University Hospitals Health Systems
(UHHS), where he achieved substantial cost savings by consolidating IS resources throughout the health system. Prior to joining UHHS in 1999, Mr. Dufour acted as Vice President and CIO for Akron General Health Systems. From 1986 through 1994, Mr. Dufour was with Blue Cross/Blue Shield of Ohio and served most recently there as Director of Information Systems Development. Mr. Dufour commenced his career in information technology, which includes tenures at Cook United, Cole National Corporation, General Tire & Rubber, Picker Corporation, and Sherwin Williams, in 1971 as the Director of Education for the Institute of Computer Management, a division of Litton Industries. Mr. Dufour is a member of the northeast Ohio chapter of the Healthcare Information Management Systems Society.

     Mark M. Waxman has over twenty years experience in marketing and branding. Prior to joining CBIZ, he was CEO/Creative Director of one of Silicon Valley's most well-known advertising agencies, Carter Waxman. Most recently, he was a founding partner of SK Consulting (acquired by CBIZ in 1998) providing strategic marketing and branding services to a wide range of companies and industries. Mr. Waxman has been a featured marketing columnist and contributor to many business and trade publications, and currently serves on the Board of Trustees of the Montalvo Center for the Arts, the West Valley Mission Foundation, and Catholic Charities, and he recently served as the Chairman of the Board of the Silicon Valley Chamber of Commerce.

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

     Michael P. Kouzelos has served as Vice President of Strategic Initiatives since April 2001. Mr. Kouzelos served as Vice President of Shared Services from August 2000 to March 2001 and Director of Business Integration from June 1998 to July 2000. Mr. Kouzelos was associated with KPMG LLP, an international accounting firm, from 1990 to September 1996 and received his Masters in Business Administration from The Ohio State University in May of 1998. Mr. Kouzelos is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

     Kelly J. Kuna has served as Corporate Controller since July 1999. Ms. Kuna served as Manager of External Reporting from December 1998 to June 1999. Prior to joining CBIZ, Ms. Kuna was associated with KPMG LLP, an international accounting firm, from 1992 to December 1998, serving as a Senior Manager of such firm from July 1998 to December 1998. Ms. Kuna is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

     David S. Azzolina joined CBIZ in April 1999 and was appointed Corporate Treasurer in May 2000. Prior to joining CBIZ, Mr. Azzolina spent 13 years at Bioproducts, Inc. in a broad range of financial assignments, including strategic initiatives, financial planning and analysis, accounting, and cash management. Mr. Azzolina has twenty years of financial experience. He received a B.S. degree in accounting from The Ohio State University in 1983 and an M.B.A. degree from The University of Akron in 1998. Mr. Azzolina is a licensed Certified Public Accountant, State of Ohio.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information with respect to this item is incorporated by reference from the discussion under the heading "Executive Compensation" in CBIZ's definitive proxy statement for the 2004 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to this item is incorporated by reference from CBIZ's definitive proxy statement for the 2004 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ's fiscal year.

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

     A number of the businesses acquired since October 1996 are located in properties owned indirectly by and leased from persons employed by CBIZ. In the aggregate, CBIZ paid approximately $1.4 million, $0.8 million and $1.5 million for the years ended 2003, 2002 and 2001, respectively, under such leases which management believes were at market rates.

     Rick L. Burdick, a director of CBIZ, is a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P. (Akin, Gump.) Akin, Gump performed legal work for CBIZ during 2003, 2002 and 2001 for which the firm received approximately $180,000, $119,000, and $69,000 from CBIZ, respectively.

     Robert A. O'Byrne, a Senior Vice President, was indebted to CBIZ in the amount of $250,000 and $325,000 at December 31, 2002 and 2001, respectively. Likewise, CBIZ was indebted to the former shareholders of RDOB/GNG of which Mr. O'Byrne is one, for $420,000 at December 31, 2002. The notes to CBIZ and Mr. O'Byrne were paid in 2003, and no indebtedness remains at December 31, 2003. Mr. O'Byrne also has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The note and the program were both in existence at the time CBIZ acquired the former company, of which Mr. O'Byrne was an owner.

     CBIZ maintains joint-referral relationships and service agreements with licensed CPA firms under which CBIZ provides administrative services (including office, bookkeeping, accounting, and other administrative services, preparing marketing and promotion materials, and leasing of administrative and professional staff) in exchange for a fee. A number of CBIZ employees own interests in the independent companies maintaining administrative services agreements with CBIZ. See a more detailed discussion of this arrangement in Part I of the accompanying Annual Report.

     During 2003, CBIZ guaranteed two letters of credit for a CPA firm with which CBIZ maintains an administrative services agreement. The letters of credit total $654,000.

     In 2002, CBIZ executed a note receivable with a CPA firm whose partner group has since joined MHM, PC, a CPA firm with which CBIZ maintains an administrative services agreement. The balance on the note at December 31, 2003 and 2002 was approximately $222,000 and $263,000, respectively. The note does not have a stated maturity date.

     CBIZ divested several operations during 2003, 2002, and 2001, in an effort to rationalize the business and sharpen the focus on non-strategic businesses. In accordance with this strategy, CBIZ has sold and may sell in the future businesses to former employees or shareholders. Management believes these transactions were priced at market rates, competitively bid, and entered into at arm's length terms and conditions. See note 17 to CBIZ's consolidated financial statements included herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to this item is incorporated by reference from CBIZ's definitive proxy statement for the 2004 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ's fiscal year.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

EXHIBIT NO.   DESCRIPTION
-----------   -----------
3.1           Amended and Restated Certificate of Incorporation of CBIZ
              (filed as Exhibit 3.1 to CBIZ's Registration Statement on
              Form 10, file no. 0-25890, and incorporated herein by
              reference).
3.2           Certificate of Amendment of the Certificate of Incorporation
              of CBIZ dated October 18, 1996 (filed as Exhibit 3.2 to
              CBIZ's Annual Report on Form 10-K for the year ended
              December 31, 1996, and incorporated herein by reference).
3.3           Certificate of Amendment of the Certificate of Incorporation
              of CBIZ effective December 23, 1997 (filed as Exhibit 3.3 to
              CBIZ's Annual Report on Form 10-K for the year ended
              December 31, 1997, and incorporated herein by reference).
3.4           Certificate of Amendment of the Certificate of Incorporation
              of CBIZ dated September 10, 1998 (filed as Exhibit 3.4 to
              CBIZ's Annual Report on Form 10-K for the year ended
              December 31, 1998, and incorporated herein by reference).
3.5           Amended and Restated Bylaws of CBIZ (filed as Exhibit 3.2 to
              CBIZ's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
4.1           Form of Stock Certificate of Common Stock of CBIZ (filed as
              Exhibit 4.1 to CBIZ's Annual Report Form 10-K for the year ended December 31, 1998, and incorporated herein by
              reference).
4.4           CBIZ Business Services Employee Stock Investment Plan (filed as exhibit 4.4 to CBIZ's Report on Form S-8 filed June 1,
              2001, and incorporated herein by reference).
10.1          Form of Warrant to purchase 900,000 shares of CBIZ's common stock issued to Jackson National Life Insurance Company
              (filed as Exhibit 10.2 to CBIZ's Annual Report Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
10.2          1996 Employee Stock Option Plan (filed as Appendix I to
              CBIZ's Proxy Statement 1997 Annual Meeting of Stockholders
              dated April 1, 1997 and incorporated herein by reference).
10.3          Amendment to the 1996 Employee Stock Option Plan (filed as
              Exhibit 99.2 to CBIZ's Current Report on Form 8-K dated
              December 14, 1998, and filed January 12, 1999 and
              incorporated herein by reference).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
10.4          Amendment to the 1996 Employee Stock Option Plan (filed on
              Secretary's Certificate as Exhibit 10.10 to CBIZ's Annual
              Report on Form 10-K for the year ended December 31, 2000,
              and incorporated herein by reference).
10.5          Severance Protection Agreement by and between Century
              Business Services, Inc. and Jerome P. Grisko, Jr. (filed as exhibit 10.11 to CBIZ's Report on Form 10-K for the year
              ended December 31, 2000, and incorporated herein by
              reference).
10.7          Employment Agreement by and between Century Business
              Services, Inc. and Steven L. Gerard (filed as exhibit 10.13 to CBIZ's Report on Form 10-K for the year ended December
              31, 2000, and incorporated herein by reference).
10.8          Employment Agreement by and between Century Business
              Services, Inc. and Ware H. Grove (filed as exhibit 10.14 to
              CBIZ's Report on Form 10-K for the year ended December 31,
              2000, and incorporated herein by reference).
10.10         Credit Agreement dated September 26, 2002 among Century
              Business Services, Inc., Bank of America, N.A. as Agent,
              Issuing Bank, and Swing Line Bank, and the Other Financial
              Institutions Party Hereto (filed as exhibit 10.17 to CBIZ's
              Report on Form 10-Q for the period ended September 30, 2002, and incorporated herein by reference).
10.11         First amendment to Amended and Restated Credit Agreement
              effective June 6, 2003 among Century Business Services, Inc.
              and each of the Guranators (filed as exhibit 99.B.II to
              CBIZ's Report on Form SC TO-I filed June 10,2003, and
              incorporated herein by reference).
21.1*         List of Subsidiaries of Century Business Services, Inc.
23*           Consent of KPMG LLP
24*           Powers of attorney (included on the signature page hereto).
31.1*         Certification of Chief Executive Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002
31.2*         Certification of Chief Financial Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002
32.1*         Certification of Chief Executive Officer Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002
32.2*         Certification of Chief Financial Officer Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

---------------

 *  Indicates documents filed herewith.

(b) Reports on Form 8-K

     The following Current Report on Form 8-K was filed during the three months ended December 31, 2003:

     (a) On October 30, 2003, CBIZ filed a current report on Form 8-K to provide investors with its third quarter earnings, as released to the public and discussed on a conference call on October 28, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Century has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTURY BUSINESS SERVICES, INC.
                                          (REGISTRANT)

                                          By /s/ WARE H. GROVE
                                            ------------------------------------
                                            Ware H. Grove
                                            Chief Financial Officer
                                            March 15, 2004

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

/s/ STEVEN L. GERARD                               /s/ JOSEPH S. DIMARTINO
--------------------------------------------       --------------------------------------------
Steven L. Gerard                                   Joseph S. DiMartino
Chairman and Chief Executive Officer               Director

/s/ WARE H. GROVE                                  /s/ HARVE A. FERRILL
--------------------------------------------       --------------------------------------------
Ware H. Grove                                      Harve A. Ferrill
Chief Financial Officer                            Director
(Principal Financial and Accounting Officer)

/s/ GARY W. DEGROOTE                               /s/ RICHARD C. ROCHON
--------------------------------------------       --------------------------------------------
Gary W. DeGroote                                   Richard C. Rochon
Director                                           Director

/s/ RICK L. BURDICK                                /s/ TODD SLOTKIN
--------------------------------------------       --------------------------------------------
Rick L. Burdick                                    Todd Slotkin
Director                                           Director

/s/ DONALD V. WEIR
--------------------------------------------
Donald V. Weir
Director

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

  Independent Auditors' Report..............................    F-2

  Consolidated Balance Sheets as of December 31, 2003 and
     2002...................................................    F-3

  Consolidated Statements of Operations for the years ended

  December 31, 2003, 2002 and 2001..........................    F-4

  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2003, 2002 and 2001...........    F-5

  Consolidated Statements of Cash Flows for the years ended
     December 31, 2003, 2002 and 2001.......................    F-6

  Notes to the Consolidated Financial Statements............    F-7

  Schedule II - Valuation and Qualifying Accounts and
     Reserves for the years ended December 31, 2003, 2002
     and 2001...............................................   F-30

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Century Business Services, Inc.:

     We have audited the accompanying consolidated financial statements of Century Business Services, Inc. and Subsidiaries (Company) as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule as listed in the accompanying index on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Business Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

     As discussed in notes 1 and 6 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets," and changed its method of accounting for goodwill and other intangible assets, effective January 1, 2002.

     As discussed in notes 1, 17, and 20 to the consolidated financial statements, the Company adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," and changed its method for identifying and measuring discontinued operations, effective January 1, 2002.

                                          /s/ KPMG LLP

Cleveland, Ohio
February 12, 2004

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                 (IN THOUSANDS)

                                                                2003        2002
                                                              ---------   ---------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   3,791   $   6,351
  Restricted cash...........................................     10,880      16,980
  Accounts receivable, net..................................    111,556     101,939
  Notes receivable -- current...............................      1,315       2,029
  Income taxes recoverable..................................        438       4,957
  Deferred income taxes.....................................      3,707       2,105
  Other current assets......................................      7,758       6,973
  Assets of businesses held for sale........................        395      15,122
                                                              ---------   ---------
          Current assets before funds held for clients......    139,840     156,456
Funds held for clients......................................     44,917      49,217
                                                              ---------   ---------
          Total current assets..............................    184,757     205,673
Property and equipment, net.................................     40,305      44,398
Notes receivable -- non-current.............................      2,433       7,585
Deferred income taxes -- non-current........................      4,180       7,881
Goodwill and other intangible assets, net...................    167,280     163,706
Other assets................................................      3,190       3,868
                                                              ---------   ---------
          Total assets......................................  $ 402,145   $ 433,111
                                                              =========   =========
                        LIABILITIES
Current liabilities:
  Accounts payable..........................................  $  28,652   $  22,421
  Other current liabilities.................................     34,575      37,171
  Liabilities of businesses held for sale...................        260       7,548
                                                              ---------   ---------
          Current liabilities before client fund
            obligations.....................................     63,487      67,140
  Client fund obligations...................................     44,917      49,217
                                                              ---------   ---------
          Total current liabilities.........................    108,404     116,357
Bank debt...................................................     14,000      17,500
Other non-current liabilities...............................      1,903       4,936
                                                              ---------   ---------
          Total liabilities.................................    124,307     138,793
                                                              ---------   ---------
                    STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share......................        957         951
     Shares authorized 250,000; Shares issued 95,673 and
      95,121; Shares outstanding 85,371 and 94,901
      Additional paid-in capital............................    441,407     439,684
Accumulated deficit.........................................   (129,438)   (144,754)
Treasury stock, 10,302 and 220 shares.......................    (35,087)     (1,308)
Accumulated other comprehensive loss........................         (1)       (255)
                                                              ---------   ---------
          Total stockholders' equity........................    277,838     294,318
          Commitments and contingencies.....................
          Total liabilities and stockholders' equity........  $ 402,145   $ 433,111
                                                              =========   =========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2003       2002       2001
                                                              --------   --------   --------
Revenue.....................................................  $512,762   $499,209   $510,534
Operating expenses..........................................   448,707    439,916    441,215
                                                              --------   --------   --------
Gross margin................................................    64,055     59,293     69,319
Corporate general and administrative expense................    19,647     19,672     19,797
Depreciation and amortization expense.......................    17,161     20,474     40,477
                                                              --------   --------   --------
Operating income............................................    27,247     19,147      9,045
                                                              --------   --------   --------
Other income (expense):
  Interest expense..........................................    (1,055)    (2,478)    (6,797)
  Gain (loss) on sale of operations, net....................     2,519        930     (7,113)
  Other income (expense), net...............................    (1,093)    (1,073)     3,885
                                                              --------   --------   --------
          Total other income (expense), net.................       371     (2,621)   (10,025)
Income (loss) from continuing operations before income tax
  expense...................................................    27,618     16,526       (980)
Income tax expense..........................................    12,096      8,421     12,208
                                                              --------   --------   --------
Income (loss) from continuing operations....................    15,522      8,105    (13,188)
Loss from operations of discontinued businesses, net of
  tax.......................................................      (932)    (2,475)    (2,812)
Gain (loss) on disposal of discontinued businesses, net of
  tax.......................................................       726     (2,471)        --
                                                              --------   --------   --------
Income (loss) before cumulative effect of change in
  accounting principle......................................    15,316      3,159    (16,000)
Cumulative effect of change in accounting principle, net of
  tax.......................................................        --    (80,007)        --
                                                              --------   --------   --------
Net income (loss)...........................................  $ 15,316   $(76,848)  $(16,000)
                                                              ========   ========   ========
Earnings (loss) per share:
  Basic:
     Continuing operations..................................  $   0.17   $   0.08   $  (0.14)
     Discontinued operations................................        --      (0.05)     (0.03)
     Cumulative effect of change in accounting principle....        --      (0.84)        --
                                                              --------   --------   --------
     Net income (loss)......................................  $   0.17   $  (0.81)  $  (0.17)
                                                              ========   ========   ========
  Diluted:
     Continuing operations..................................  $   0.17   $   0.08   $  (0.14)
     Discontinued operations................................        --      (0.05)     (0.03)
     Cumulative effect of change in accounting principle....        --      (0.82)        --
                                                              --------   --------   --------
     Net income (loss)......................................  $   0.17   $  (0.79)  $  (0.17)
                                                              ========   ========   ========
     Basic weighted average common shares outstanding.......    90,400     94,810     94,818
                                                              ========   ========   ========
     Diluted weighted average common shares outstanding.....    92,762     96,992     94,818
                                                              ========   ========   ========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                 (IN THOUSANDS)

                                                                                              ACCUMULATED
                            ISSUED            ADDITIONAL                                         OTHER
                            COMMON   COMMON    PAID-IN      ACCUM.     TREASURY   TREASURY   COMPREHENSIVE
                            SHARES   STOCK     CAPITAL      DEFICIT     SHARES     STOCK     INCOME (LOSS)    TOTALS
                            ------   ------   ----------   ---------   --------   --------   -------------   --------
December 31, 2000.........  94,697    $947     $438,681    $ (51,906)       --    $   (754)      $(30)       $386,938
    Comprehensive loss:
    Net loss..............     --       --           --      (16,000)       --          --         --         (16,000)
      Change in unrealized
         appreciation, net
         of tax...........     --       --           --           --        --          --       (194)           (194)
                            ------    ----     --------    ---------   -------    --------       ----        --------
         Total
           comprehensive
           loss...........     --       --           --      (16,000)       --          --       (194)        (16,194)
    Share repurchase......     --       --           --           --       170        (439)        --            (439)
    Divestiture
      consideration.......     --       --           --           --        50        (115)        --            (115)
    Stock options.........     34       --          144           --        --          --         --             144
  Business acquisitions
    and contingent
    payments..............    148        2          311           --        --          --         --             313
                            ------    ----     --------    ---------   -------    --------       ----        --------
December 31, 2001.........  94,879     949      439,136      (67,906)      220      (1,308)      (224)        370,647
    Comprehensive loss:
    Net loss..............     --       --           --      (76,848)       --          --         --         (76,848)
      Change in unrealized
         appreciation, net
         of tax...........     --       --           --           --        --          --        (31)            (31)
                            ------    ----     --------    ---------   -------    --------       ----        --------
         Total
           comprehensive
           loss...........     --       --           --      (76,848)       --          --        (31)        (76,879)
      Stock options.......    242        2          548           --        --          --         --             550
                            ------    ----     --------    ---------   -------    --------       ----        --------
December 31, 2002.........  95,121     951      439,684     (144,754)  $   220      (1,308)      (255)        294,318
    Comprehensive Income:
    Net Income............     --       --           --       15,316        --          --         --          15,316
      Change in unrealized
         appreciation, net
         of tax...........     --       --           --           --        --          --        254             254
         Total
           comprehensive
           income.........     --       --           --       15,316        --          --        254          15,570
      Share repurchase....     --       --           --           --    10,036     (33,578)        --         (33,578)
      Divestiture
         consideration....                                                  46        (201)        --            (201)
      Stock options.......    375        4        1,203           --        --          --         --           1,207
  Business acquisitions
    and contingent
    payments..............    177        2          520           --        --          --         --             522
                            ------    ----     --------    ---------   -------    --------       ----        --------
December 31, 2003.........  95,673    $957     $441,407    $(129,438)   10,302    $(35,087)      $ (1)       $277,838
                            ======    ====     ========    =========   =======    ========       ====        ========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                 (IN THOUSANDS)

                                                                2003        2002        2001
                                                              ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  15,316   $ (76,848)  $(16,000)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Loss from operations of discontinued businesses........        932       2,475      2,812
     (Gain) loss on disposal of discontinued businesses.....       (726)      2,471         --
     (Gain) loss on sale of operations......................     (2,519)       (930)     7,113
     Bad debt expense, net of recoveries....................      5,847       6,980      7,845
     Impairment of notes receivable.........................      2,394          --         --
     Cumulative effect of change in accounting principle....         --      80,007         --
     Depreciation and amortization..........................     17,161      20,474     40,477
     Deferred income taxes..................................      2,099       3,252      2,566
  Changes in assets and liabilities, net of acquisitions and dispositions:
     Restricted cash........................................      5,968      (3,668)     6,561
     Accounts receivable, net...............................    (15,784)        910      1,010
     Other assets...........................................     (1,600)      1,558      3,451
     Accounts payable.......................................      6,532         672     (7,072)
     Income taxes...........................................      3,789      (2,653)    19,607
     Accrued expenses and other liabilities.................     (6,569)      4,246     (7,839)
  Net cash provided by continuing operations................     32,840      38,946     60,531
  Net cash provided by discontinued operations..............      6,727       3,388     (4,628)
                                                              ---------   ---------   --------
  Net cash provided by operating activities.................     39,567      42,334     55,903
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions including contingent consideration
     earned, net of cash acquired...........................     (3,849)     (4,553)    (1,665)
  Proceeds from divested operations.........................      5,590       3,122     14,005
  Proceeds from discontinued operations.....................      1,599       4,639         --
  Additions to property and equipment, net..................    (10,612)     (8,186)   (12,909)
  Net (increase) decrease in notes receivable...............      1,754       1,897       (877)
                                                              ---------   ---------   --------
       Net cash used in investing activities................     (5,518)     (3,081)    (1,446)
                                                              ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank debt...................................    225,950      62,600     27,900
  Proceeds from notes payable and capitalized leases........        324         607        478
  Payment of bank debt......................................   (229,450)   (100,100)   (90,400)
  Payment of notes payable and capitalized leases...........     (1,062)       (899)    (3,770)
  Payment for acquisition of treasury stock.................    (33,578)         --       (410)
  Proceeds from exercise of stock options and warrants......      1,207         550        115
                                                              ---------   ---------   --------
     Net cash used in financing activities..................    (36,609)    (37,242)   (66,087)
                                                              ---------   ---------   --------
Net increase (decrease) in cash and cash equivalents........     (2,560)      2,011    (11,630)
Cash and cash equivalents at beginning of year..............      6,351       4,340     15,970
                                                              ---------   ---------   --------
Cash and cash equivalents at end of year....................  $   3,791   $   6,351   $  4,340
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

  Funds Held for Clients and Client Fund Obligations

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

  Derivative Instruments and Hedging Activities

     CBIZ records derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS 137, SFAS 138 and SFAS 149. Derivatives are recognized as either assets or liabilities in the statement of financial position and are measured at

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instruments and whether they qualify for hedge accounting.

     In 2001, CBIZ entered into an interest rate swap agreement that qualified as a cash flow hedge. For the year ended December 31,2002, the change in fair value relating to CBIZ's hedging activity resulted in a loss of approximately $0.3 million, which is recorded in stockholders' equity under accumulated other comprehensive loss; the interest rate swap was terminated in the third quarter, 2003. CBIZ does not have any outstanding derivative instruments at December 31, 2003.

  Other Financial Instruments

     The carrying amount of CBIZ's accounts receivable and accounts payable approximates fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates.

  Goodwill and Other Intangible Assets

     CBIZ utilizes the purchase method of accounting for all business combinations, in accordance with Statement of Financial Accounting Standard No., 141, "Business Combinations" (SFAS 141). Intangible assets include client lists and non-compete agreements, which are amortized principally by the straight-line method over their expected period of benefit.

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

  Capitalized Software

     The cost of software purchased or developed for internal use is capitalized and amortized to expense by the straight line method, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," over an estimated useful life not to exceed seven years. Capitalized software is classified in property and equipment.

  Income Taxes

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. State income tax credits are accounted for by the flow-through method.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. CBIZ determines a valuation allowance based on the analysis of amounts available in the statutory carryback or carryforward periods, consideration of future deductible amounts, and assessment of the consolidated and/or separate company profitability of certain acquired entities.

 Revenue Recognition and Valuation of Unbilled Revenues

     Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured, which is in accordance with GAAP and SAB
104. CBIZ offers a vast array of products and outsourced business services to its clients. Those services are delivered through three practice groups. A description of revenue recognition, as it relates to those groups, is provided below:

     ACCOUNTING, TAX AND ADVISORY SERVICES -- Revenue consists primarily of fees for accounting services, preparation of tax returns and consulting services including Sarbanes-Oxley consulting and compliance projects. Revenues are recorded in the period in which services are provided and meet the revenue recognition criteria in accordance with SAB 104. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

     BENEFITS & INSURANCE -- Revenue consists primarily of brokerage and agency commissions, and fee income for administering health and retirement plans. A description of the revenue recognition, based on the insurance product and billing arrangement, is described below:

     - Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured's (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer.

     - Commissions to be received directly from insurance companies (direct billing) are recognized when the policy becomes effective.

     - Life insurance commissions are recognized when the policy becomes effective.

     - Commission revenue is reported net of sub-broker commissions.

     - Contingent commissions are recognized at the earlier of notification that the contingency has been satisfied or cash collection.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     - Fee income is recognized in the period in which services are provided, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.

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

     - Technology Consulting -- Revenue associated with hardware and software sales are recognized upon delivery and acceptance of the product. Revenue associated with installation and service agreements are recognized as services are performed. Consulting revenue is recognized on an hourly or per diem fee basis as services are performed.

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

     - Medical Management Group -- Revenue is recognized when payments are received on our clients' patient accounts.

  Earnings per Share

     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted earnings per share include the dilutive effect of stock options, warrants and contingent shares.

  Stock Options

     CBIZ accounts for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. CBIZ provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method had been applied in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Had the cost of stock option plans been determined based on the fair value of options at the grant date, CBIZ's net income (loss) and earnings (loss) per share pro forma amounts would be as follows (amounts in thousands, except per share data):

                                                  AS REPORTED            PRO FORMA
                                              -------------------   -------------------
                                               BASIC     DILUTED     BASIC     DILUTED
                                              --------   --------   --------   --------
2003
Net income..................................  $ 15,316   $ 15,316   $ 14,792   $ 14,792
                                              ========   ========   ========   ========
Net income per share........................  $   0.17   $   0.17   $   0.16   $   0.16
                                              ========   ========   ========   ========
2002
Net loss....................................  $(76,848)  $(76,848)  $(80,365)  $(80,365)
                                              ========   ========   ========   ========
Net loss per share..........................  $  (0.81)  $  (0.79)  $  (0.85)  $  (0.83)
                                              ========   ========   ========   ========
2001
Net loss....................................  $(16,000)  $(16,000)  $(19,205)  $(19,205)
                                              ========   ========   ========   ========
Net loss per share..........................  $  (0.17)  $  (0.17)  $  (0.20)  $  (0.20)
                                              ========   ========   ========   ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     See note 12 to the consolidated financial statements for a complete description of stock options and the assumptions used in determining the fair value of such stock options.

  Reclassifications

     Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current year's presentation.

2.  ACCOUNTS RECEIVABLE

     Accounts receivable balances for the years ended December 31, 2003 and 2002 were as follows (in thousands):

                                                                2003       2002
                                                              --------   --------
Trade accounts receivable...................................  $ 82,867   $ 81,770
Unbilled revenue............................................    37,659     28,924
                                                              --------   --------
Total accounts receivable...................................   120,526    110,694
Less allowance for doubtful accounts........................    (8,970)    (8,755)
                                                              --------   --------
Accounts receivable, net....................................  $111,556   $101,939
                                                              ========   ========

3.  NOTES RECEIVABLE

     Notes receivable balances for the years ended December 31, 2003 and 2002 were as follows (in thousands):

                                                               2003     2002
                                                              ------   ------
CURRENT
Notes in lieu of cash as consideration for the sale of
  operations................................................  $1,107   $1,767
Other.......................................................     208      262
                                                              ------   ------
Total notes receivable -- current...........................   1,315    2,029
NON-CURRENT
Notes in lieu of cash as consideration for the sale of
  operations................................................  $1,991   $2,447
HarborView Partners.........................................      --    2,293
Philip Services.............................................      --    2,394
Other.......................................................     442      451
                                                              ------   ------
Total notes receivable -- non-current.......................   2,433    7,585
                                                              ------   ------
Notes receivable, net.......................................  $3,748   $9,614
                                                              ======   ======

     The HarborView Partners note was contributed in connection with the acquisition of HarborView Partners LLC during the third quarter of 2003. The Philip Services note was received in connection with the divestiture of the hazardous waste operations in 1997, and was written off through impairment charges of $1.6 million and $0.8 million in the first and fourth quarters of 2003, respectively. Philip Services' plan of reorganization under Chapter 11 bankruptcy was confirmed by the court in December 2003, and CBIZ estimates that any recovery is unlikely.

4.  INVESTMENTS

     Investment balances of $0.6 million for the years ended December 31, 2003 and 2002 are included in other assets (non-current) and are accounted for under the cost method of accounting. CBIZ's primary investment is a 4% ownership interest in Statement One, Inc., which was purchased in 1999. In the third quarter of 2002, the carrying value was written down to its current amount of $0.6 million due to a decrease in the market valuation of

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES the investment. CBIZ held an interest in QuikCAT Technologies. CBIZ wrote-off the investment of $1.3 million and a related outstanding trade receivable of $0.5 million in the third quarter of 2002, and QuikCat has subsequently filed for bankruptcy.

5.  PROPERTY AND EQUIPMENT

     Property and equipment, net at December 31, 2003 and 2002 consisted of the following (in thousands):

                                                                2003       2002
                                                              --------   --------
Buildings and leasehold improvements........................  $ 12,626   $  9,766
Furniture and fixtures......................................    13,964     14,732
Equipment and capitalized software..........................    68,651     67,116
                                                              --------   --------
                                                                95,241     91,614
Accumulated depreciation and amortization...................   (54,936)   (47,216)
                                                              --------   --------
                                                              $ 40,305   $ 44,398
                                                              ========   ========

     The increase in buildings and leasehold improvements in 2003 over 2002 is largely the result of consolidations in the Kansas City market. The plan of consolidation in the Kansas City market was initiated in 2002, and completed in 2003.

     Depreciation expense (including amortization of capitalized software) was approximately $13.7 million, $15.8 million, and $14.2 million in 2003, 2002, and 2001, respectively.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     The components of intangible assets, net are as follows (in thousands):

                                                                2003       2002
                                                              --------   --------
Goodwill....................................................  $157,815   $157,035
Intangibles:
  Client lists..............................................    13,493      9,216
  Other intangibles.........................................       682        484
                                                              --------   --------
     Total intangibles......................................    14,175      9,700
                                                              --------   --------
Total goodwill and other intangibles assets.................   171,990    166,735
Less accumulated amortization...............................    (4,710)    (3,029)
                                                              --------   --------
Total goodwill and other intangible assets, net.............  $167,280   $163,706
                                                              ========   ========

     Client lists are amortized over periods not exceeding ten years. Other intangibles, which consist primarily of non-compete agreements and website development costs, are amortized over periods ranging from two to ten years. Amortization expense of client lists and other intangible assets was approximately $1.8 million, $2.2 million and $2.4 million in 2003, 2002 and 2001, respectively.

     During 2003, CBIZ recorded a $0.3 million (pre-tax) non-cash impairment charge in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The impairment charge relates to a client list purchased in 1999 and is recorded as depreciation and amortization expense in the accompanying consolidated statement of operations.

     During 2002, in connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," CBIZ recorded a non-cash impairment charge to goodwill of $88.6 million on a pretax basis. The charge is

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. CBIZ performed its annual impairment review of goodwill in the fourth quarters of 2002 and 2003 and determined that no impairment of goodwill existed.

     Changes in goodwill for the year ended December 31, 2003 are as follows:

SEGMENT UNIT                                   2002     ADDITIONS   DIVESTITURES     2003
------------                                 --------   ---------   ------------   --------
Accounting, Tax, and Advisory Group........  $ 90,260    $2,142       $(1,035)     $ 91,367
Benefits & Insurance Group.................    45,206       810        (1,137)       44,879
National Practice Group -- Other...........     4,357        --            --         4,357
Medical Practice Management................    17,212        --            --        17,212
                                             --------    ------       -------      --------
Goodwill, net..............................  $157,035    $2,952       $(2,172)     $157,815
                                             ========    ======       =======      ========

     Changes in goodwill for the year ended December 31, 2002 are as follows:

                                                                        IMPAIRMENT
SEGMENT UNIT                        2001     ADDITIONS   DIVESTITURES    CHARGES       2002
------------                      --------   ---------   ------------   ----------   --------
Accounting, Tax, and Advisory
  Group.........................  $137,009    $   --       $(2,702)      $(44,047)   $ 90,260
Benefits & Insurance Group......    51,837     1,476          (374)        (7,733)     45,206
National Practice Group --
  Other.........................    36,564        --            --        (32,207)      4,357
Medical Practice Management.....    17,212        --            --             --      17,212
                                  --------    ------       -------       --------    --------
Goodwill, net...................   242,622     1,476        (3,076)       (83,987)    157,035
                                  --------    ------       -------       --------    --------
Discontinued operations.........     4,840        --          (236)        (4,604)         --
                                  --------    ------       -------       --------    --------
Goodwill, net...................  $247,462    $1,476       $(3,312)      $(88,591)   $157,035
                                  ========    ======       =======       ========    ========

     Prior to January 1, 2002, goodwill was amortized over periods not exceeding 15 years. Pro forma net income (loss) and earnings (loss) per share (EPS) for the years ended December 2003, 2002 and 2001 adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows (in thousands):

                                                          2003       2002       2001
                                                         -------   --------   --------
Previously reported net income (loss)..................  $15,316   $(76,848)  $(16,000)
Goodwill amortization..................................       --         --     21,861
Tax provision..........................................       --         --     (1,312)
                                                         -------   --------   --------
Pro forma net income (loss)............................  $15,316   $(76,848)  $  4,549
                                                         =======   ========   ========
Previously reported basic EPS..........................  $  0.17   $  (0.81)  $  (0.17)
Previously reported diluted EPS........................  $  0.17   $  (0.79)  $  (0.17)
Pro forma basic EPS....................................  $  0.17   $  (0.81)  $   0.05
Pro forma diluted EPS (1)..............................  $  0.17   $  (0.79)  $   0.05

---------------

(1) Pro forma diluted weighted average common shares for 2001 are 96,442, as the effect of the incremental shares are not anti-dilutive on a pro forma basis.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

7.  INCOME TAXES

     A summary of income tax expense (benefit) included in the consolidated statements of operations is as follows (in thousands):

                                                           2003      2002      2001
                                                          -------   -------   -------
Continuing operations:
  Current:
     Federal............................................  $ 7,916   $12,544   $ 9,533
     State and local....................................    1,927      (429)    4,162
                                                          -------   -------   -------
          Total current income tax expense from
            continuing operations.......................    9,843    12,115    13,695
  Deferred:
     Federal............................................    2,352    (4,719)     (358)
     Foreign............................................      102        30        99
     State and local....................................     (201)      995    (1,228)
                                                          -------   -------   -------
          Total deferred income tax expense from
            continuing operations.......................    2,253    (3,694)   (1,487)
                                                          -------   -------   -------
          Total income tax expense continuing
            operations..................................   12,096     8,421    12,208
Discontinued operations.................................     (510)       71    (1,871)
Gain (loss) on sale of discontinued operations..........      732    (1,413)       --
Cumulative effect of change in accounting principle.....       --    (8,584)       --
                                                          -------   -------   -------
                                                          $12,318   $(1,505)  $10,337
                                                          =======   =======   =======

     The provision (benefit) for income taxes attributable to earnings (loss) from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income (loss) from continuing operations before income taxes, as follows (in thousands, except percentages):

                                                            2003      2002     2001
                                                           -------   ------   -------
Tax at statutory rate....................................  $ 9,666   $5,785   $  (343)
State taxes (net of federal benefit).....................    2,772      530       103
Tax credit carryforwards.................................   (3,882)      --        --
Change in valuation allowance............................    4,657      109     1,503
Nondeductible goodwill...................................       --       --     6,432
Disposal of non-core business units......................     (361)     784     3,998
Other, net...............................................     (756)   1,213       515
                                                           -------   ------   -------
Provision for income taxes from continuing operations....  $12,096   $8,421   $12,208
                                                           =======   ======   =======
Effective income tax rate................................     43.8%    51.0%      n/a
                                                           =======   ======   =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 2003 and 2002, are as follows (in thousands):

                                                               2003      2002
                                                              -------   -------
Deferred Tax Assets:
Net operating loss carryforwards............................  $ 5,692   $ 4,550
Allowance for doubtful accounts.............................    2,422       912
Reserves and accrued liabilities............................    2,417     3,156
Cumulative change in accounting principle (SAB 101).........    2,895     3,309
Goodwill and other intangibles..............................    3,943     4,459
Tax credit carryforwards....................................    3,502        --
Asset impairment charges....................................    1,277        --
Other deferred tax assets...................................      377     2,828
                                                              -------   -------
  Total gross deferred tax assets...........................   22,525    19,214
  Less: valuation allowance.................................   (7,673)   (3,016)
                                                              -------   -------
  Net deferred tax assets...................................   14,852    16,198
                                                              -------   -------
Deferred Tax Liabilities:
Property and equipment......................................    6,905     5,720
Other deferred tax liabilities..............................       60       492
                                                              -------   -------
  Total gross deferred tax liabilities......................    6,965     6,212
                                                              -------   -------
Net deferred tax asset......................................  $ 7,887   $ 9,986
                                                              =======   =======

     CBIZ had U.S. net operating loss (NOL) carryforwards of approximately $2.4 million and $3.0 million at December 31, 2003, and 2002, from the separate return years of certain acquired entities. These losses are subject to limitations regarding the offset of CBIZ's future taxable income and will begin to expire in 2007. CBIZ has a Canadian NOL carryforward, of which the balance was approximately $4.1 million and $3.4 million at December 31, 2003, and 2002, respectively. The Canadian NOL carryforwards begin to expire in 2006. CBIZ also had state NOL carryforwards for continuing operations with a tax benefit of $3.2 million and $2.1 million at December 31, 2003, and 2002, respectively, and state NOL carryforwards for discontinued operations with a tax benefit of $1.8 million and $2.2 million at December 31, 2003 and 2002, respectively, all of which have various expiration dates. The availability of all the NOL's for continuing operations is reported in the consolidated financial statements as deferred tax assets, net of the applicable valuation allowance.

     During 2003 CBIZ earned state income tax credits of $3.9 million, net of federal taxes. These income tax credits arose from investments made by several CBIZ subsidiaries. Of the total net credits earned, $0.4 million were used to reduce current 2003 tax expense, and $3.5 million are available as state income tax credit carryforwards with expiration dates ranging from 10 to 14 years. The state income tax credit carryforwards are reported in the consolidated financial statements as deferred tax assets, net of the applicable valuation allowance.

     CBIZ has established valuation allowances for portions of the Canadian and state NOL carryforwards and state income tax credit carryforwards, and for the asset impairment charge. The overall net change in the valuation allowance for the years ended December 31, 2003 and 2002 was an increase of $4.6 million and $2.5 million, respectively. The net change in the valuation allowance for the NOL carryforwards for the years ended December 31, 2003 and 2002 was an increase of $1.9 million and $1.4 million. The valuation allowance, net of federal tax, established for the state tax credit carryforwards in the year ended December 31, 2003 was $2.5 million, and a valuation allowance of $1.3 million was established in the year ended December 31, 2003

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES related to the asset impairment charge. A valuation allowance of $1.1 million established in 2002 for state deferred taxes related to an impairment of tax deductible goodwill was reversed in 2003.

8.  BANK DEBT

     Bank debt balances for the years ended December 31, 2003 and 2002 were as follows (in thousands, except percentages):

                                                               2003      2002
                                                              -------   -------
Bank debt:
  Revolving credit facilities, effective rates of 3.08% to
     5.58%..................................................  $14,000   $17,500
                                                              =======   =======
  Weighted average rates....................................     4.39%     5.59%
                                                              =======   =======

     CBIZ maintains a $73 million revolving credit facility with a group of four banks. The facility was amended in the third quarter of 2003, for the purposes of increasing restricted payments to allow CBIZ to repurchase up to $52.5 million of capital stock through December 31, 2003, in addition to the existing provision permitting the purchase of stock up to 50% of the trailing twelve months of income.

     Under the facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin. Additionally, a commitment fee of 40 to 50 basis points is charged on the unused portion of the facility. Borrowings and commitments by the banks under the credit facility mature in September 2005. The credit facility is secured by substantially all assets and capital stock of CBIZ and its subsidiaries.

     The bank agreement contains financial covenants that require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. Limitations are also placed on CBIZ's ability to acquire businesses, repurchase CBIZ common stock and to divest operations. As of December 31, 2003, CBIZ is in compliance with its covenants.

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

     In the ordinary course of business, CBIZ provides letters of credit to certain lessors in lieu of security deposits. Letters of credit under the credit facility were $3.2 and $1.9 million as of December 31, 2003, and 2002, respectively. CBIZ also acted as guarantor on two letters of credit for a CPA firm with which we have an affiliation. The letters of credit total $0.7 million as of December 31, 2003. CBIZ did not act as a guarantor on any letter of credit at December 31, 2002. Management does not expect any material changes to result from these instruments because performance is not expected to be required.

     At December 31, 2003, based on the borrowing base calculation, CBIZ had approximately $45.4 million of available funds under its credit facility.

     Management believes that the carrying amount of bank debt recorded at December 31, 2003 approximates its fair value.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

9.  COMMITMENTS AND CONTINGENCIES

  Operating Leases

     CBIZ leases certain of its premises and equipment under various operating lease agreements. At December 31, 2003, future minimum rental commitments becoming payable under operating leases are as follows (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2004........................................................   $ 31,913
2005........................................................     27,492
2006........................................................     23,679
2007........................................................     21,257
2008........................................................     19,720
Thereafter..................................................    105,357
                                                               --------
                                                               $229,418
                                                               ========

     Total rental expense incurred under operating leases was $30.4 million, $28.0 million, and $28.6 million in 2003, 2002, and 2001, respectively.

  Legal Proceedings

     Since September 1999, seven purported stockholder class-action lawsuits were filed against CBIZ and certain of our current and former directors and officers were consolidated as In Re Century Business Services Securities Litigation, Case No. 1:99CV2200, in the United States District Court for the Northern District of Ohio. The plaintiffs alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February 1998 through January 2000 by, among other things, improperly amortizing goodwill and failing to adequately monitor changes in operating results. The United States District Court dismissed the matter with prejudice on June 27, 2002. The matter was appealed by the plaintiffs to the Sixth Circuit Court of Appeals. No decision has been rendered on appeal.

     CBIZ and the named officer and director defendants deny all allegations of wrongdoing made against them in these actions and intend to continue vigorously defending this matter. Although the ultimate outcome of such litigation is uncertain, based on the allegations contained in the complaints and the carefully considered judgment of the District Court in dismissing the case, management does not believe that this lawsuit will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

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

     Other Plans -- Since adoption of the 1999 Plan, management has continued to evaluate market areas in order to meet its strategy to deliver services to clients conveniently, and to promote cross-serving between various

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES service groups. CBIZ has initiated consolidation activities in several markets and has incurred expenses related to non-cancelable lease obligations, severance obligations, and expense-reduction initiatives.

     During 2003, CBIZ initiated plans of consolidation for offices in Orange County California, which resulted in $0.2 million of costs related to non-cancelable lease obligations and moving expenses, as well as plans in the Cleveland market. In addition, CBIZ continued the consolidation in the Kansas City market, which was initiated in 2002. During 2002, CBIZ recognized $1.7 million of costs for consolidations in Kansas City, related to non-cancelable lease obligations. During 2001, expenses were incurred related to consolidations in the Los Angeles, Chicago, Philadelphia, Phoenix, Southern California, and Columbia, Maryland markets.

     Consolidation and integration reserve balances as of December 31, 2003, 2002 and 2001, and activity during the twelve-month periods ended December 31, 2003 and 2002 were as follows (in thousands):

                                                                1999 PLAN      OTHER PLANS
                                                              -------------   -------------
                                                                  LEASE           LEASE
                                                              CONSOLIDATION   CONSOLIDATION
                                                              -------------   -------------
Reserve balance at December 31, 2001........................     $1,097          $ 2,295
  Amounts charged against income (1)........................         --            1,770
  Adjustments (to) / against income (1).....................       (109)             742
  Payments..................................................       (924)          (1,102)
                                                                 ------          -------
Reserve balance at December 31, 2002........................         64            3,705
  Amounts adjusted against income (1).......................         17              638
  Payments..................................................        (81)          (1,539)
                                                                 ------          -------
Reserve balance at December 31, 2003........................     $   --          $ 2,804
                                                                 ======          =======

---------------

(1) Amounts adjusted (to) or against income are included in operating expenses and corporate general and administrative expenses in the accompanying consolidated statements of operations. See the table below for the respective amounts recorded in each line item.

     Consolidation and integration charges incurred for years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

                                                         2003        2002              2001
                                                       ---------   ---------   ---------------------
                                                                                           CORPORATE
                                                       OPERATING   OPERATING   OPERATING      G&A
                                                       EXPENSES    EXPENSES    EXPENSES    EXPENSES
                                                       ---------   ---------   ---------   ---------
CONSOLIDATION AND INTEGRATION CHARGES FOR THE 1999
  PLAN:
Adjustment to lease accrual..........................   $   17      $ (109)     $ (495)      $  --
Adjustment to severance accrual......................       --          --        (127)       (107)
                                                        ------      ------      ------       -----
Subtotal.............................................       17        (109)       (622)       (107)
CONSOLIDATION AND INTEGRATION CHARGES FOR OTHER PLANS
Severance expense....................................      205          43         296         185
Lease consolidation and abandonment..................    1,087       3,290       1,231          --
Other consolidation charges..........................      557         650       1,052          --
                                                        ------      ------      ------       -----
Total consolidation and integration charges..........   $1,866      $3,874      $1,957       $  78
                                                        ======      ======      ======       =====

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

11.  EMPLOYEE BENEFITS

     CBIZ has employee savings plans covering substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation, in accordance with Section 401(k) of the Internal Revenue Code. Employer contributions made to the plans in 2003, 2002 and 2001, amounted to approximately $5.1 million, $5.3 million, and $5.0 million, respectively.

12.  COMMON STOCK

     CBIZ's authorized common stock consists of 250 million shares of common stock, par value $0.01 per share (Common Stock). The holders of CBIZ's common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There are no cumulative voting rights with respect to the election of directors. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock will be able to elect the directors of CBIZ then standing for election as terms expire. Holders of Common Stock have no preemptive rights and are entitled to such dividends as may be declared by the Board of Directors of CBIZ out of funds legally available therefore. The Common Stock is not entitled to any sinking fund, redemption or conversion provisions. On liquidation, dissolution or winding up of CBIZ, the holders of Common Stock are entitled to share ratably in the net assets of CBIZ remaining after the payment of any and all creditors. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and non-assessable. The transfer agent and registrar for the Common Stock is Computershare Investor Services, LLC.

     CBIZ completes registration filings related to its Common Stock to register shares under the Securities Act of 1933. To date, CBIZ has registered the following shares of Common Stock for the following purposes: (i) approximately 6 million shares of our common stock, part of a Shelf Registration Statement, of which a majority has yet to be sold thereunder; (ii) $125 million in shares of our Common stock, debt securities, and warrants to purchase common stock or debt securities, of which $100 million remain available to be offered from time to time to the public under our universal shelf registration statement; and (iii) 15 million shares of our Common Stock, all of which remain available to be offered from time to time in connection with acquisitions under our acquisition shelf registration statement.

TREASURY STOCK

     In August 2001, CBIZ's Board of Directors authorized the implementation of a share repurchase plan. The initial plan authorized the purchase of up to one million shares of CBIZ's common stock over the first six months of the plan. In accordance with the plan, CBIZ purchases shares though the open market and can privately negotiate purchases and reserve them for possible use in the future in connection with acquisitions, the employee stock investment plan and other general purposes. The repurchase program does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. During the years ended December 31, 2003, 2002 and 2001, CBIZ repurchased approximately 104 thousand shares, no shares and 170 thousand shares at costs of $0.4 million, $0.0 million and $0.4 million, respectively.

     In July 2003, CBIZ completed a modified Dutch Auction tender offer which resulted in the purchase of approximately 10 million shares of common stock at a purchase price of $3.30 per share, or a total cost (including expenses) of approximately $33.2 million.

     As part of the current credit agreement, repurchases are subject to limitations based on net income. At December 31, 2003, CBIZ is in compliance with this covenant.

EMPLOYEE STOCK INVESTMENT PLAN

     Effective June 1, 2001, CBIZ established the Employee Stock Investment Plan which provides CBIZ employees with a method of purchasing shares of CBIZ's common stock. Participation in the plan is open to all CBIZ employees whose payroll is processed by the designated CBIZ payroll provider. CBIZ pays all opening and

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES transaction charges related to the enrollment and purchase of stock, other than those due upon the sale of the shares.

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

WARRANTS

     During 1997, CBIZ issued warrants in connection with acquisitions, which are restricted from being transferred in accordance with various lock-up agreements between the former shareholders of the acquired entities and CBIZ. During 1999, certain holders of warrants gave up demand registration rights due to them. In November 1999, the Board of Directors extended the expiration dates of the aforementioned warrant holders by an additional twelve months in consideration of foregoing demand registration rights.

     In 1999, CBIZ issued 1.8 million restricted shares of common stock and 900,000 warrants to an outside party for a $25 million equity investment in CBIZ. The restrictions on the common stock expired in 2001, and the warrants may be exercised under the following terms: 300,000 shares for three years at $20 per share; 300,000 shares for four years at $25 per share; and 300,000 for five years at $30 per share.

     Information relating to warrants to purchase common stock is summarized below (in thousands):

                                                              2003    2002     2001
                                                              ----   ------   ------
Outstanding at beginning of year............................   600    1,800    6,170
Granted /issued.............................................    --       --       --
Expired/cancelled...........................................  (300)  (1,200)  (4,370)
Exercised...................................................    --       --       --
                                                              ----   ------   ------
Outstanding at end of year (a)..............................   300      600    1,800
                                                              ====   ======   ======
Exercisable at end of year..................................   300      600    1,800
                                                              ====   ======   ======

---------------

(a) Exercise prices for warrants outstanding at December 31, 2003 are $30.00. Exercise prices for warrants outstanding at December 31, 2002 ranged from $25.00 to $30.00. Exercise prices for warrants outstanding at December 31, 2001 ranged from $13.00 to $30.00.

STOCK OPTIONS

     Under the 1997 Agents Stock Option Plan, a maximum of 1.2 million options may be awarded. The purpose of the plan is to provide performance-based compensation to certain insurance agencies and individual agents who write quality surety business for CBIZ's insurance subsidiaries. The options vest only to the extent the agents satisfy minimum premium commitments and certain loss ratio performance criteria. The options terminated in June 2002, or earlier under certain conditions, including termination of the agency agreement.

     Under the 1996 Employee Stock Option Plan, a maximum of 15 million options may be awarded. The options awarded are subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. The options are awarded at a price not less than fair market value at the time of the award and expire six years from the date of grant. Further, under the 1996 plan 250,000 options were granted to non-employee directors. These options became exercisable immediately upon being granted with a six-year expiration term from the date of grant.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The 2002 Stock Incentive Plan is an amendment and restatement of the 1996 Employee Stock Option Plan. A maximum of 15 million options may be awarded, which number shall include those shares that are available for grants under the prior plan. Stock options, restricted stock and other stock based compensation awards may be made under the plan. Stock options may be granted alone or in addition to other awards granted under the plan and may be of two types:
Incentive Stock Options and Nonqualified Stock Options. The options awarded under this plan continue to be subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. At the discretion of the Compensation Committee of the Board of Directors, the options may vest immediately, or in a time period shorter than five years. The options are awarded at a price not less than fair market value at the time of the award and expire six years from the date of grant. In the event the optionee of an incentive stock option owns, at the time such stock option is awarded or granted, more than ten percent (10%) of the voting power of all classes of stock of CBIZ, the option price shall not be less than 110% of such fair market value.

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

     Information relating to the stock option plans is summarized below (in thousands):

                                                               2003     2002     2001
                                                              ------   ------   ------
Outstanding at beginning of year............................  10,952    9,652    7,858
Granted (a).................................................     558    2,684    3,420
Exercised (b)...............................................    (375)    (242)     (34)
Expired or canceled.........................................    (980)  (1,142)  (1,592)
                                                              ------   ------   ------
Outstanding at end of year (c)..............................  10,155   10,952    9,652
                                                              ======   ======   ======
Exercisable at end of year (d)..............................   5,764    4,257    3,086
                                                              ======   ======   ======
Available for future grant at the end of year...............   4,353    4,048    3,472
                                                              ======   ======   ======

---------------

(a) Options were granted at average prices of $3.12, $3.44 and $1.54 in 2003, 2002 and 2001, respectively.

(b) Options were exercised at prices ranging from $1.53 to $3.45 and averaging $2.47 in 2003. Options were exercised at prices ranging from $1.53 to $3.41 and averaging $2.27 in 2002. Options were exercised at a price of $3.41 in 2001.

(c) Exercise prices for options outstanding at December 31, 2003 range from $1.08 to $17.75 and average $4.58 with expiration dates ranging from March 2003 to May 2009. Exercise prices for options outstanding at December 31, 2002 ranged from $1.08 to $17.75 and averaged $4.81 with expiration dates ranging from March 2003 to November 2008. Exercise prices for options outstanding at December 31, 2001 ranged from $1.08 to $17.75 and averaged $5.49 with expiration dates ranging from May 2002 to December 2007.

(d) Exercise prices for options exercisable at December 31, 2003, 2002, and 2001 averaged $5.64, $6.67, and $8.50, respectively.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Had the cost of stock option plans been determined based on the fair value of options at the grant date, CBIZ's net income (loss) and earnings (loss) per share pro forma amounts would be as follows (amounts in thousands, except per share data):

                                                  AS REPORTED            PRO FORMA
                                              -------------------   -------------------
                                               BASIC     DILUTED     BASIC     DILUTED
                                              --------   --------   --------   --------
2003
Net income..................................  $ 15,316   $ 15,316   $ 14,792   $ 14,792
                                              ========   ========   ========   ========
Net income per share........................  $   0.17   $   0.17   $   0.16   $   0.16
                                              ========   ========   ========   ========
2002
Net loss....................................  $(76,848)  $(76,848)  $(80,365)  $(80,365)
                                              ========   ========   ========   ========
Net loss per share..........................  $  (0.81)  $  (0.79)  $  (0.85)  $  (0.83)
                                              ========   ========   ========   ========
2001
Net loss....................................  $(16,000)  $(16,000)  $(19,205)  $(19,205)
                                              ========   ========   ========   ========
Net loss per share..........................  $  (0.17)  $  (0.17)  $  (0.20)  $  (0.20)
                                              ========   ========   ========   ========

     The above results may not be representative of the effects on net income for future years. CBIZ applied the Black-Scholes option-pricing model to determine the fair value of each option granted in 2003, 2002 and 2001. Below is a summary of the assumptions used in the calculation:

                                                              2003    2002    2001
                                                              -----   -----   -----
Risk-free interest rate.....................................   2.36%   2.89%   4.39%
Expected volatility.........................................  35.54%  75.76%  76.38%
Expected option life (in years).............................   3.75    3.75    3.75

13.  EARNINGS PER SHARE

     CBIZ presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings (loss) per share and the effect on the weighted average number of dilutive potential common shares. Included in dilutive potential common shares are contingent shares, which represent shares issued and placed in escrow that will not be released until certain performance goals have been met.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2003         2002          2001
                                                         ----------   -----------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator
  Net income (loss)....................................    $15,316      $(76,848)     $(16,000)
Denominator:
  Basic
     Weighted average common shares....................     90,400        94,810        94,818
  Diluted
     Options (a).......................................      2,362         2,182            --
                                                           -------      --------      --------
       Total...........................................     92,762        96,992        94,818
                                                           =======      ========      ========
Basic net income (loss) per share (a)..................    $  0.17      $  (0.81)     $  (0.17)
                                                           =======      ========      ========
Diluted net income (loss) per share (a)................    $  0.17      $  (0.79)     $  (0.17)
                                                           =======      ========      ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

---------------

(a) The effect of the incremental shares from warrants, options, and contingent shares of 1,624 in 2001, have been excluded from diluted weighted average shares, as the net loss from continuing operations for the period would cause the incremental shares to be anti-dilutive.

14.  SUPPLEMENTAL CASH FLOW DISCLOSURES

     During 2003, CBIZ received consideration for divestitures of $0.4 million in the form of notes receivable, $0.1 million in other receivables and $0.2 million in the form of common stock, in lieu of cash. In addition, CBIZ reduced $0.5 million of accruals for non-cancelable lease obligations due to changes in the consolidation and integration plan.

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

     Cash paid (received) during the year for (in thousands):

                                                             2003      2002     2001
                                                            -------   ------   -------
Interest..................................................  $ 1,045   $2,521   $ 6,894
                                                            =======   ======   =======
Income taxes..............................................  $(2,262)  $4,323   $(8,982)
                                                            =======   ======   =======

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

     A number of the businesses acquired since October 1996 are located in properties owned indirectly by and leased from persons employed by CBIZ. In the aggregate, CBIZ paid approximately $1.4 million, $0.8 million and $1.5 million for the years ended 2003, 2002 and 2001, respectively, under such leases which management believes were at market rates.

     Rick L. Burdick, a director of CBIZ, is a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P. (Akin, Gump.) Akin, Gump performed legal work for CBIZ during 2003, 2002 and 2001 for which the firm received approximately $180,000, $119,000, and $69,000 from CBIZ, respectively.

     Robert A. O'Byrne, a Senior Vice President, was indebted to CBIZ in the amount of $250,000 and $325,000 at December 31, 2002 and 2001, respectively. Likewise, CBIZ was indebted to the former shareholders of RDOB/GNG of which Mr. O'Byrne is one, for $420,000 at December 31, 2002. The notes to CBIZ and Mr. O'Byrne were paid in 2003, and no indebtedness remains at December 31, 2003. Mr. O'Byrne also has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The note and the program were both in existence at the time CBIZ acquired the former company, of which Mr. O'Byrne was an owner.

     CBIZ maintains joint-referral relationships and service agreements with licensed CPA firms under which CBIZ provides administrative services (including office, bookkeeping, accounting, and other administrative

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES services, preparing marketing and promotion materials, and leasing of administrative and professional staff) in exchange for a fee. A number of CBIZ employees own interests in the independent companies maintaining administrative services agreements with CBIZ. The CPA firms with which CBIZ maintains service agreements operate as limited liability corporations, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. Neither the existence of the ASAs nor the providing of services thereunder is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of its respective services. Although the service agreements do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements may qualify as variable interest entities under FASB Interpretation No. 46 (FIN
46), "Consolidation of Variable Interest Entities". The impact to CBIZ of this accounting pronouncement is discussed in the "New Accounting Pronouncements" section of the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations. See a more detailed discussion of this arrangement in Part I of the accompanying Annual Report.

     During 2003, CBIZ guaranteed two letters of credit for a CPA firm with which CBIZ maintains an administrative services agreement. The letters of credit total $654,000.

     In 2002, CBIZ executed a note receivable with a CPA firm whose partner group has since joined MHM, PC, a CPA firm with which CBIZ maintains an administrative services agreement. The balance on the note at December 31, 2003 and 2002 was approximately $222,000 and $263,000, respectively. The note does not have a stated maturity date.

     CBIZ divested several operations during 2003, 2002, and 2001, in an effort to rationalize the business and sharpen the focus on non-strategic businesses. In accordance with this strategy, CBIZ has sold and may sell in the future businesses to former employees or shareholders. Management believes these transactions were priced at market rates, competitively bid, and entered into at arm's length terms and conditions.

16.  ACQUISITIONS

     During the year ended December 31, 2003, CBIZ completed the acquisition of benefits and insurance firms in Boca Raton, Florida and Salt Lake City, Utah, as well as accounting, tax & advisory firms in Orange County, California and Stamford, Connecticut. In addition to the acquisitions of these businesses, CBIZ purchased the client lists of four benefits agencies. The aggregate purchase price of these acquisitions and client lists was approximately $11.2 million, comprised of $2.8 million in cash and 177,000 shares of restricted common stock (estimated stock value of $0.3 million at acquisition) paid at closing, $2.1 million of notes contributed, and up to an additional $6.0 million payable in cash which is contingent on the businesses meeting certain future revenue targets. The impact of acquisitions, including contingent consideration earned during 2003 was an increase to goodwill, client lists and other intangibles assets of $3.0 million, $4.5 million and $0.2 million, respectively.

     During 2002, CBIZ acquired a benefits and insurance firm located in Calverton, Maryland for an aggregate purchase price of approximately $4.1 million in cash. In 2001, CBIZ acquired an accounting tax and advisory firm for approximately $0.3 million in cash.

     The excess of purchase price over fair value of net assets acquired was allocated to the purchased client lists, which are being amortized periods not exceeding ten years, to certain non-compete agreements, which are being amortized over two years to five years, and to goodwill. The operating results of these firms have been included in the accompanying consolidated financial statements since the dates of acquisition.

17.  DIVESTITURES

     During 2003, CBIZ sold or closed eight business operations consisting of four ATA operations, two Benefit and Insurance operations and two National Practice operations. Six of the business operations satisfied the criteria

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES for treatment as discontinued operations, and were classified as such in the accompanying financial statements (see note 20). The two operations that did not meet the criteria for treatment as discontinued operations were reported under gain (loss) on divested operations from continuing operations. These two operations were sold for an aggregate purchase price of $4.3 million in cash, and resulted in a pretax gain of $1.8 million. CBIZ also sold four client lists and related assets within the ATA practice group for an aggregate purchase price of $1.3 million in cash and $0.1 million in stock, resulting in a pretax gain of $0.7 million. CBIZ may earn additional proceeds on the sale of a client list, which are contingent upon future revenue generated by the client list. CBIZ will record the proceeds as other income when they are earned.

     During 2002, CBIZ sold, closed, or committed to sale the divestiture of sixteen businesses. Five of the operations have been classified as discontinued operations. The remaining eleven operations were either initiated before CBIZ's adoption of SFAS No. 144 "Accounting for the Impairment of or the Disposal of Long-Lived Assets", or did not meet the criteria for treatment as a discontinued operation and were reported under gain (loss) on divested operations from continuing operations. Of these eleven operations, CBIZ completed the sale or closing of eight ATA operations, one Benefit and Insurance operation, and two National Practice operations for an aggregate price of $7.1 million which included $4.0 million notes receivable. These divestitures resulted in a pretax gain of $0.9 million.

     During the year ended December 31, 2001, CBIZ completed the sale or closing of fifteen business operations. In addition, CBIZ also recorded an additional charge related to the planned divestiture or closing of five additional business units to be completed in 2002. The aggregate price of these divestitures was $16.5 million which included $14.0 million cash, $2.4 million notes receivable and $0.1 million in stock. In addition CBIZ also retained a $6.0 million contingent note. These divestitures resulted in a pretax loss of $7.1 million.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal years 2003 and 2002 (in thousands, except per share amounts):

                                                               2003
                                        ---------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                        ---------   --------   -------------   ------------
Revenue...............................  $144,758    $125,042     $118,991        $123,971
                                        ========    ========     ========        ========
Income from continuing operations.....  $ 10,159    $  3,562     $    206        $  1,595
                                        ========    ========     ========        ========
Net income (loss).....................  $ 10,001    $  3,247     $   (238)       $  2,306
                                        ========    ========     ========        ========
Earnings (loss) per share:
  Basic --
     Continuing operations............  $   0.11    $   0.04     $     --        $   0.02
                                        ========    ========     ========        ========
     Net income (loss)................  $   0.11    $   0.03     $     --        $   0.03
                                        ========    ========     ========        ========
Earnings (loss) per share:
  Diluted --
     Continuing operations............  $   0.11    $   0.04     $     --        $   0.02
                                        ========    ========     ========        ========
     Net income (loss)................  $   0.11    $   0.03     $     --        $   0.03
                                        ========    ========     ========        ========
Basic weighted average common
  shares..............................    95,087      95,138       86,228          85,302
                                        ========    ========     ========        ========
Diluted weighted average common
  shares..............................    96,956      97,178       88,971          89,073
                                        ========    ========     ========        ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                                               2002
                                        ---------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                        ---------   --------   -------------   ------------
Revenue...............................  $140,299    $124,004     $114,978        $119,928
                                        ========    ========     ========        ========
Income (loss) from continuing
  operations..........................  $  9,894    $  2,267     $ (3,999)       $    (57)
                                        ========    ========     ========        ========
Net income (loss).....................  $(70,707)   $  1,136     $ (6,108)       $ (1,169)
                                        ========    ========     ========        ========
Earnings (loss) per share:
  Basic --
     Continuing operations............  $   0.10    $   0.02     $  (0.04)       $     --
                                        ========    ========     ========        ========
     Net income (loss)................  $  (0.75)   $   0.01     $  (0.06)       $  (0.01)
                                        ========    ========     ========        ========
Earnings (loss) per share:
  Diluted --
     Continuing operations............  $   0.10    $   0.02     $  (0.04)       $     --
                                        ========    ========     ========        ========
     Net income (loss)................  $  (0.73)   $   0.01     $  (0.06)       $  (0.01)
                                        ========    ========     ========        ========
Basic weighted average common
  shares..............................    94,880      95,005       95,109          94,899
                                        ========    ========     ========        ========
Diluted weighted average common
  shares..............................    97,112      97,595       95,109          94,899
                                        ========    ========     ========        ========

19.  SEGMENT DISCLOSURES

     CBIZ's business units have been aggregated into three practice groups:
Accounting, Tax and Advisory Services, Benefits and Insurance and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services; similarity of the regulatory environment; the long-term performance of these units is affected by similar economic conditions; and the business is managed along these segment lines, which each report to a Practice Group Leader. These practice groups were each reported as segments until 2001. During 2002, the medical practice management unit under the National Practices group exceeded the quantitative threshold of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," prompting CBIZ to disclose this reporting unit separately.

     Accounting, Tax and Advisory Services. The Accounting, Tax and Advisory Services practice group offers services in the following areas: cash flow management; strategic planning; consulting; record-keeping; federal, state and local tax return preparation; tax planning based on financial and investment alternatives; tax structuring of business transactions such as mergers and acquisitions; quarterly and year-end payroll tax reporting; corporate, partnership and fiduciary tax planning and return preparation; outsourced chief financial officer services and other financial staffing services; financial investment analysis; succession, retirement, and estate planning; profitability, operational and efficiency enhancement consulting to a number of specialized industries, internal audit services and Sarbanes-Oxley consulting and compliance services.

     Benefits and Insurance Services. The Benefits and Insurance practice group offers services in the following areas: employee benefits, brokerage, consulting, and administration, including the design, implementation and administration of qualified plans, such as 401(k) plans, profit-sharing plans, defined benefit plans, and money purchase plans; actuarial services; health and welfare benefits consulting, including group health insurance plans; dental and vision care programs; group life insurance programs; accidental death and dismemberment and disability programs; COBRA administration and voluntary insurance programs; health care and dependent care spending accounts; premium reimbursement plans; communications services to inform and educate employees about their benefit programs; executive benefits consulting on non-qualified retirement plans and business continuation plans; specialty high-risk life insurance; employee benefit worksite marketing; and wealth

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES management services, including Registered Investment Advisory Services, Investment Policy Statements, also known as IPS, mutual fund selection based on IPS and ongoing mutual fund monitoring.

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

     Medical Practice Management. The CBIZ MMP subsidiary of the National Practice group offers services in the following areas: billing and accounts receivable management; coding and automated claims filing; comprehensive delinquent claims follow up and collections; compliance plans to meet government and other third party regulations; local office management; and comprehensive statistical and operational reporting; financial reporting, accounts payable, payroll, general ledger processing; design and implementation of managed care contracts with focus on negotiation strategies, pricing, cost containment and utilization tracking; review and negotiation of hospital contracts; evaluation of other strategic business partners; identification and coordination of practice manager and integration opportunities; and coordination of practice expansion efforts.

     Corporate and other charges represent costs at the corporate office that are not allocated to the business units, which include goodwill amortization and impairment for all acquisitions accounted for under the purchase method of accounting.

     CBIZ operates in the United States and Toronto, Canada and there is no one customer that represents a significant portion of sales.

     Segment information for the years ended December 31, 2003, 2002, and 2001 was as follows (in thousands):

                                                                 2003
                                  -------------------------------------------------------------------
                                                            NATIONAL PRACTICE
                                                                  GROUP
                                                            ------------------
                                  ACCOUNTING                MEDICAL
                                    TAX &      BENEFITS &   PRACTICE             CORPORATE
                                   ADVISORY    INSURANCE     MGMT.      OTHER    AND OTHER    TOTAL
                                  ----------   ----------   --------   -------   ---------   --------
Revenue.........................   $203,399     $162,095    $75,773    $71,495   $     --    $512,762
Operating expenses..............    178,177      128,407     61,556     72,856      7,711     448,707
                                   --------     --------    -------    -------   --------    --------
  Gross margin..................     25,222       33,688     14,217     (1,361)    (7,711)     64,055
Corporate gen. and admin........         --           --         --         --     19,647      19,647
Deprec. and amort...............      4,310        3,005      2,595      1,147      6,104      17,161
                                   --------     --------    -------    -------   --------    --------
  Operating income (loss).......     20,912       30,683     11,622     (2,508)   (33,462)     27,247
Other income (expense):
  Interest expense..............        (49)         (63)        (5)        (1)      (937)     (1,055)
  Gain on sale of operations,
     net........................         --           --         --         --      2,519       2,519
  Other income (expense), net...        397          (98)       (94)       154     (1,452)     (1,093)
                                   --------     --------    -------    -------   --------    --------
     Total other income
       (expense)................        348         (161)       (99)       153        130         371
                                   --------     --------    -------    -------   --------    --------
Income (loss) from continuing
  operations before income
  taxes.........................   $ 21,260     $ 30,522    $11,523    $(2,355)  $(33,332)   $ 27,618
                                   ========     ========    =======    =======   ========    ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                                                 2002
                                  -------------------------------------------------------------------
                                                            NATIONAL PRACTICE
                                                                  GROUP
                                                            ------------------
                                  ACCOUNTING                MEDICAL
                                    TAX &      BENEFITS &   PRACTICE             CORPORATE
                                   ADVISORY    INSURANCE     MGMT.      OTHER    AND OTHER    TOTAL
                                  ----------   ----------   --------   -------   ---------   --------
Revenue.........................   $205,728     $150,514    $66,156    $76,811   $     --    $499,209
Operating expenses..............    177,239      123,369     54,481     75,491      9,336     439,916
                                   --------     --------    -------    -------   --------    --------
  Gross margin..................     28,489       27,145     11,675      1,320     (9,336)     59,293
Corporate gen. and admin........         --           --         --         --     19,672      19,672
Deprec. and amort...............      5,169        3,592      1,972      1,631      8,110      20,474
                                   --------     --------    -------    -------   --------    --------
  Operating income (loss).......     23,320       23,553      9,703       (311)   (37,118)     19,147
Other income (expense):
  Interest expense..............        (56)         (76)        (7)       (51)    (2,288)     (2,478)
  Gain on sale of operations,
     net........................         --           --         --         --        930         930
  Other income (expense), net...        495          359        (19)    (1,656)      (252)     (1,073)
                                   --------     --------    -------    -------   --------    --------
     Total other income
       (expense)................        439          283        (26)    (1,707)    (1,610)     (2,621)
                                   --------     --------    -------    -------   --------    --------
Income (loss) from continuing
  operations before income
  taxes.........................   $ 23,759     $ 23,836    $ 9,677    $(2,018)  $(38,728)   $ 16,526
                                   ========     ========    =======    =======   ========    ========

                                                                 2001
                                  -------------------------------------------------------------------
                                                            NATIONAL PRACTICE
                                                                  GROUP
                                                            ------------------
                                  ACCOUNTING                MEDICAL
                                    TAX &      BENEFITS &   PRACTICE             CORPORATE
                                   ADVISORY    INSURANCE     MGMT.      OTHER    AND OTHER    TOTAL
                                  ----------   ----------   --------   -------   ---------   --------
Revenue.........................   $225,993     $141,287    $56,838    $86,416   $     --    $510,534
Operating expenses..............    192,810      112,131     45,786     81,990      8,498     441,215
                                   --------     --------    -------    -------   --------    --------
  Gross margin..................     33,183       29,156     11,052      4,426     (8,498)     69,319
Corporate gen. and admin........         --           --         --         --     19,797      19,797
Deprec. and amort...............      4,530        3,683      1,516      1,701     29,047      40,477
                                   --------     --------    -------    -------   --------    --------
  Operating income (loss).......     28,653       25,473      9,536      2,725    (57,342)      9,045
Other income (expense):
  Interest expense..............        (91)        (133)       (16)       (63)    (6,494)     (6,797)
  Loss on sale of operations,
     net........................         --           --         --         --     (7,113)     (7,113)
  Other income (expense), net...        561          865          7      2,479        (27)      3,885
                                   --------     --------    -------    -------   --------    --------
     Total other income
       (expense)................        470          732         (9)     2,416    (13,634)    (10,025)
                                   --------     --------    -------    -------   --------    --------
Income (loss) from continuing
  operations before taxes.......   $ 29,123     $ 26,205    $ 9,527    $ 5,141   $(70,976)   $   (980)
                                   ========     ========    =======    =======   ========    ========

20.  DISCONTINUED OPERATIONS

     During 2002, CBIZ adopted formal business plans to sell or close five business operations which were no longer part of CBIZ's strategic long-term growth objectives. During 2003, CBIZ adopted formal plans to divest five additional operations. These business operations are reported as discontinued operations and the net assets and liabilities and results of operations are reported separately in the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Six operations were actually sold during 2003 or are in the process of being closed, one of which was available for sale at December 31, 2002. Aggregate proceeds were $1.6 million cash, $0.4 million of notes receivable, $0.1 million other receivables and $0.1 million stock. During 2002, four operations were either sold or closed for an aggregate price of $4.6 million of cash and $0.2 million of notes receivable. There are no operations available for sale at December 31, 2003.

     Revenue and loss from operations of discontinued businesses for the years ended December 31 2003, 2002 and 2001 were as follows:

                                                            2003      2002      2001
                                                           -------   -------   -------
Revenue..................................................  $ 6,526   $12,367   $16,331
Loss from operations of discontinued businesses before
  income taxes...........................................   (1,442)   (2,404)   (4,683)
Income tax expense (benefit).............................     (510)       71    (1,871)
                                                           -------   -------   -------
Net loss from operations of discontinued businesses......  $  (932)  $(2,475)  $(2,812)
                                                           =======   =======   =======

     Gain (loss) on disposal of discontinued businesses for the years ended December 31 2003, 2002 and 2001 were as follows:

                                                               2003     2002     2001
                                                              ------   -------   ----
Gain (loss) on disposal of discontinued businesses, before
  tax.......................................................  $1,457   $(3,884)   $--
Income tax expense (benefit)................................     731    (1,413)   --
                                                              ------   -------    --
Net gain (loss) on disposal of discontinued businesses......  $  726   $(2,471)   $--
                                                              ======   =======    ==

     The assets and liabilities of the ten business units classified as discontinued operations consisted of the following (in thousands):

                                                              2003    2002
                                                              ----   -------
Accounts receivable, net....................................  $152   $ 6,542
Property and equipment, net.................................   234       710
Deferred tax asset, net.....................................    --     7,715
Other assets................................................     9       155
                                                              ----   -------
Assets of discontinued operation............................   395    15,122
                                                              ====   =======
Accounts payable............................................    98       552
Accrued expenses............................................   162     6,996
                                                              ----   -------
Liabilities of discontinued operation.......................  $260   $ 7,548
                                                              ====   =======

21.  SUBSEQUENT EVENTS (UNAUDITED)

     In 2004, CBIZ implemented a nonqualified deferred compensation plan developed for the benefit of its highly compensated employees. Under the plan, employees may contribute on a tax-deferred basis, a portion of their compensation, into a rabbi trust which is separated from the working capital of the company and protected from a change in management or company control. Amounts deferred are always 100% vested and are subject to FICA taxes at the time of the deferral. The plan is exempt from ERISA minimum funding, participation and vesting requirements. CBIZ does not make contributions to the plan.

     On March 3, 2004, the Board of Directors authorized a share repurchase of up to 8.5 million shares. On March 4, 2004, CBIZ announced a tender offer to purchase up to 7.5 million shares of its outstanding common stock at a price of $5.00 per share, which will expire on April 1, 2004. CBIZ anticipates that it will obtain all of the funds necessary to purchase shares tendered, and to pay related fees and expenses, by borrowing under its $73 million secured revolving credit facility, which was amended on March 3, 2004, to permit CBIZ to borrow up to an aggregate of $50 million for the repurchase, on or before December 31, 2004, of shares of CBIZ stock.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

          COLUMN A               COLUMN B                    COLUMN C                    COLUMN D      COLUMN E
-----------------------------  ------------   --------------------------------------   ------------   ----------
                                                            ADDITIONS
                                              --------------------------------------
                                BALANCE AT    CHARGED TO    CHARGED                                   BALANCE AT
                               BEGINNING OF     COST &     TO OTHER    ACQUISITIONS/   RECOVERIES /     END OF
                                  PERIOD       EXPENSE     ACCOUNTS    DIVESTITURES     DEDUCTIONS      PERIOD
                               ------------   ----------   ---------   -------------   ------------   ----------
Year ended December 31, 2003
Allowance deducted from
  assets to which they apply:
  Allowance for doubtful
     accounts................      $ 8,755      $6,153      $   199        $(164)        $ (5,973)      $ 8,970
                                   =======      ======      =======        =====         ========       =======
Year ended December 31, 2002
Allowance deducted from
  assets to which they apply:
  Allowance for doubtful
     accounts................      $12,638      $7,393      $  (519)       $(167)        $(10,590)      $ 8,755
                                   =======      ======      =======        =====         ========       =======
Year ended December 31, 2001
Allowance deducted from
  assets to which they apply:
  Allowance for doubtful
     accounts................      $20,281      $8,128      $(3,240)       $  --         $(12,531)      $12,638
                                   =======      ======      =======        =====         ========       =======