Form 10-Q
period 2004-03-31
CENTURY BUSINESS SERVICES INC
filed 2004-05-10
CIK 944148

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                         Commission file number 0-25890

                         CENTURY BUSINESS SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                     22-2769024
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio              44131
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

(Registrant's Telephone Number, Including Area Code)        216-447-9000
                                                     ---------------------------

                                      N/A
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes   X    No
                                               -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                           Yes   X    No
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        Outstanding at
Class of Common Stock                   April 30, 2004
---------------------                   --------------
Par value $.01 per share                    78,385,648

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                  March 31, 2004 and December 31, 2003 .................       3

                  Consolidated Statements of Operations -
                  Three Months Ended March 31, 2004 and 2003 ...........       4

                  Consolidated Statements of Cash Flows  -
                  Three Months Ended March 31, 2004 and 2003 ...........       5

                  Notes to the Consolidated Financial Statements .......    6-14

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................   15-24

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk ........................................      24

         Item 4.  Controls and Procedures ..............................      25

PART II. OTHER INFORMATION:

         Item 1.  Legal Proceedings ....................................      26

         Item 2.  Changes in Securities, Use of Proceeds and Issuer
                    Purchases of Equity Securities .....................      26

         Item 6.  Exhibits and Reports on Form 8-K .....................      26

                  Signature ............................................      27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            (UNAUDITED)
                                                             MARCH 31,     DECEMBER 31,
                                                               2004           2003
                                                               ----           ----
                          ASSETS
Current assets:
  Cash and cash equivalents ..........................      $   3,344       $   3,791
  Restricted cash ....................................         10,357          10,880
  Accounts receivable, net ...........................        134,255         111,556
  Notes receivable - current .........................          1,113           1,315
  Income taxes recoverable ...........................             --             438
  Deferred income taxes ..............................          3,595           3,707
  Other current assets ...............................          9,058           7,758
  Assets of businesses held for sale .................            284             395
                                                            ---------       ---------
    Current assets before funds held for clients .....        162,006         139,840
  Funds held for clients .............................         45,068          44,917
                                                            ---------       ---------
    Total current assets .............................        207,074         184,757
Property and equipment, net ..........................         40,808          40,305
Notes receivable - non-current .......................          2,949           2,433
Deferred income taxes - non-current ..................          3,951           4,180
Goodwill and other intangible assets, net ............        168,696         167,280
Other assets .........................................          5,104           3,190
                                                            ---------       ---------
    Total assets .....................................      $ 428,582       $ 402,145
                                                            =========       =========

                       LIABILITIES
Current liabilities:
  Accounts payable ...................................      $  25,549       $  28,652
  Income taxes payable ...............................          7,546              --
  Other current liabilities ..........................         31,672          34,575
  Liabilities of businesses held for sale ............            383             260
                                                            ---------       ---------
    Current liabilities before client fund obligations         65,150          63,487
  Client fund obligations ............................         45,068          44,917
                                                            ---------       ---------
    Total current liabilities ........................        110,218         108,404
Bank debt ............................................         23,400          14,000
Other non-current liabilities ........................          5,011           1,903
                                                            ---------       ---------
    Total liabilities ................................        138,629         124,307
                                                            ---------       ---------
                  STOCKHOLDERS' EQUITY
Common stock .........................................            958             957
Additional paid-in capital ...........................        441,945         441,407
Accumulated deficit ..................................       (117,857)       (129,438)
Treasury stock .......................................        (35,087)        (35,087)
Accumulated other comprehensive loss .................             (6)             (1)
                                                            ---------       ---------
    Total stockholders' equity .......................        289,953         277,838
                                                            ---------       ---------
    Total liabilities and stockholders' equity .......      $ 428,582       $ 402,145
                                                            =========       =========

See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                          ---------
                                                                    2004            2003
                                                                    ----            ----
Revenue ...................................................      $ 147,977       $ 144,758
Operating expenses ........................................        119,336         116,692
                                                                 ---------       ---------
Gross margin ..............................................         28,641          28,066
Corporate general and administrative expense ..............          5,315           5,249
Depreciation and amortization expense .....................          3,987           4,272
                                                                 ---------       ---------
Operating income ..........................................         19,339          18,545
Other income (expense):
  Interest expense ........................................           (240)           (323)
  Gain on sale of operations, net .........................            383              --
  Other income (expense), net .............................            472            (538)
                                                                 ---------       ---------
    Total other income (expense), net .....................            615            (861)

Income from continuing operations before income tax expense         19,954          17,684
Income tax expense ........................................          8,341           7,525
                                                                 ---------       ---------
Income from continuing operations .........................         11,613          10,159
Loss from operations of discontinued businesses, net of tax            (32)           (158)
                                                                 ---------       ---------
Net income ................................................      $  11,581       $  10,001
                                                                 =========       =========
Earnings per share:
  Basic:
    Continuing operations .................................      $    0.14       $    0.11
    Discontinued operations ...............................             --              --
                                                                 ---------       ---------
    Net income ............................................      $    0.14       $    0.11
                                                                 =========       =========
  Diluted:
    Continuing operations .................................      $    0.13       $    0.10
    Discontinued operations ...............................             --              --
                                                                 ---------       ---------
    Net income ............................................      $    0.13       $    0.10
                                                                 =========       =========
Basic weighted average common shares outstanding ..........         85,437          95,087
                                                                 =========       =========
Diluted weighted average common shares outstanding ........         87,912          96,956
                                                                 =========       =========

See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                       ---------
                                                                  2004           2003
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................      $ 11,581       $ 10,001
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Loss from operations of discontinued businesses ......            32            158
    Gain on sale of operations ...........................          (383)            --
    Bad debt expense, net of recoveries ..................         1,386          1,124
    Impairment of notes receivable .......................            --          1,625
    Depreciation and amortization ........................         3,987          4,272
    Deferred income taxes ................................           341           (164)
  Changes in assets and liabilities, net of
    acquisitions and dispositions:
    Restricted cash ......................................           523          2,182
    Accounts receivable, net .............................       (24,206)       (25,569)
    Other assets .........................................        (3,725)          (342)
    Accounts payable .....................................        (3,052)          (487)
    Income taxes .........................................         7,984          9,904
    Accrued expenses and other liabilities ...............        (2,322)           278
                                                                --------       --------
  Net cash (used in) provided by continuing operations ...        (7,854)         2,982
  Net cash provided by (used in) discontinued operations .           202           (911)
                                                                --------       --------
  Net cash (used in) provided by operating activities ....        (7,652)         2,071
                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions including contingent consideration
    earned, net of cash acquired .........................          (670)          (795)
  Proceeds from divested operations and client list ......           526             --
  Additions to property and equipment, net ...............        (3,701)        (3,235)
  Net decrease (increase) in notes receivable ............            70           (475)
                                                                --------       --------
Net cash used in investing activities ....................        (3,775)        (4,505)
                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank debt ................................        62,900         46,850
  Proceeds from notes payable and capitalized leases .....         1,820             88
  Payment of bank debt ...................................       (53,500)       (47,350)
  Payment of notes payable and capitalized leases ........          (715)          (251)
  Proceeds from exercise of stock options and warrants ...           475             33
                                                                --------       --------
Net cash provided by (used in) financing activities ......        10,980           (630)
                                                                --------       --------
Net decrease in cash and cash equivalents ................          (447)        (3,064)
Cash and cash equivalents at beginning of year ...........         3,791          6,351
                                                                --------       --------
Cash and cash equivalents at end of year .................      $  3,344       $  3,287
                                                                ========       ========

See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles
      (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements.

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of Century Business Services, Inc. and Subsidiaries
      (CBIZ) as of March 31, 2004, and December 31, 2003, and the results of their operations and cash flows for the three months ended March 31, 2004, and 2003. The results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ's annual report on Form 10-K for the year ended December 31, 2003. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of critical accounting policies.

      Use of Estimates

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 presentation.

      Operating Expenses

      Operating expenses relate to costs incurred directly at the business units, and consist primarily of personnel and occupancy related expenses. Personnel costs include base compensation, payroll taxes and benefits, which are recognized as expense as they are incurred, and incentive compensation costs which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after our year-end results are finalized; thus, estimates are subject to change. Total personnel costs were $88.0 million and $87.2 million for the three months ended March 31, 2004 and 2003, respectively.

      The largest components of occupancy costs are rent expense and utilities. Rent expense is recognized over respective lease terms, and utilities are recognized as incurred. Total facility costs were $9.1 million and $8.6 million for the three months ended March 31, 2004 and 2003, respectively.

      Consolidation and integration charges are included in operating expenses, and are accounted for in accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Accordingly, CBIZ recognizes a liability for noncancellable lease obligations based upon the net present value of remaining lease payments, net of estimated sublease payments. The liability is determined and recognized as of the cease-use date. Adjustments to the liability are made for changes in estimates in the period in which the change becomes known. See further discussion in note 6.

      Funds Held for Clients and Client Fund Obligations

      As part of its payroll and property tax management services, CBIZ is engaged in the preparation of payroll checks, federal, state, and local payroll tax returns, and property tax payments. In relation to these services, CBIZ collects funds from its client's account in advance of paying these client obligations. Funds that are collected before they are due are held in an account in CBIZ's name and invested in short-term investment grade instruments with

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      a maturity of twelve months or less from the date of purchase. These funds, which may include cash, cash equivalents and short-term investments, are segregated and reported separately as funds held for clients. There are no regulatory or other contractual restrictions placed on these funds. Funds held for clients and the related client fund obligations are included in the consolidated balance sheets as current assets and current liabilities, respectively. The amount of collected, but not yet remitted funds for CBIZ's payroll and property tax management services vary significantly during the year.

      Stock-Based Compensation

      CBIZ accounts for the stock-based compensation plans under the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. CBIZ does not recognize compensation expense related to stock options, as all options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if CBIZ had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

                                       THREE MONTHS ENDED
                                            MARCH 31
                                            --------
                                       2004           2003
                                       ----           ----
      Net income as reported ..      $ 11,581       $ 10,001
      Fair value of stock-based
      compensation, net of tax           (348)          (802)
                                     --------       --------
      Pro forma net income ....      $ 11,233       $  9,199
                                     ========       ========
      Earnings per share:
        Basic - as reported ...      $   0.14       $   0.11
        Basic - pro forma .....      $   0.13       $   0.10
        Diluted - as reported .      $   0.13       $   0.10
        Diluted - pro forma ...      $   0.13       $   0.10

      The above results may not be representative of the effects on net income for future periods, as the level of forfeitures on existing grants and the value and amount of new grants issued in future periods may vary.

      New Accounting Pronouncements

      Effective January 1, 2004, CBIZ adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"), FASB Staff Position ("FSP") 46-e, "Effective Date of Interpretation 46", and revisions to FIN 46 ("FIN 46(R), FIN 46(R)-1, FIN 46(R)-2 and FIN 46(R)-3). In accordance with the provisions of the aforementioned standards, CBIZ has determined that its relationship with certain Certified Public Accounting (CPA) firms with whom we maintain administrative service agreements (ASAs), qualify as variable interest entities. The accompanying financial statements do not reflect the consolidation of the variable interest entities, as the impact is not material to the financial condition, results of operations or cash flows of CBIZ.

      The CPA firms with which CBIZ maintains service agreements operate as limited liability corporations, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the ASAs nor the providing of services thereunder is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and CBIZ does not believe that its arrangements with these CPA firms result in additional risk of loss. Refer to Item I of our Annual Report on Form 10-K for the year ended December 31, 2003, for a more detailed discussion of our relationship with these CPA firms.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    ACCOUNTS RECEIVABLE, NET

      Accounts receivable balances were as follows (in thousands):

                                                 MARCH 31,     DECEMBER 31,
                                                   2004            2003
                                                   ----            ----
      Trade accounts receivable ..........      $  87,043       $  82,867
      Unbilled revenue ...................         59,241          37,659
                                                ---------       ---------
      Total accounts receivable ..........        146,284         120,526
      Less allowance for doubtful accounts        (12,029)         (8,970)
                                                ---------       ---------
      Accounts receivable, net ...........      $ 134,255       $ 111,556
                                                =========       =========

3.    GOODWILL AND OTHER INTANGIBLE ASSETS, NET

      The components of intangible assets, net were as follows (in thousands):

                                                            MARCH 31,     DECEMBER 31,
                                                              2004            2003
                                                              ----            ----
      Goodwill ......................................      $ 158,079       $ 157,815

      Intangibles:
        Client lists ................................         14,762          13,493
        Other intangibles ...........................            748             682
                                                           ---------       ---------
          Total intangibles .........................         15,510          14,175

      Total goodwill and other intangible assets ....        173,589         171,990
      Less accumulated amortization .................         (4,893)         (4,710)
                                                           ---------       ---------
      Total goodwill and other intangible assets, net      $ 168,696       $ 167,280
                                                           =========       =========

      Client lists are amortized over periods not exceeding ten years. Other intangibles, which consist primarily of non-compete agreements and website development costs, are amortized over periods ranging from two to ten years. Amortization expense of client lists and other intangible assets was approximately $0.4 million for each of the quarters ended March 31, 2004 and 2003.

4.    BANK DEBT

      Bank debt balances were as follows (in thousands, except percentages):

                                                        MARCH 31,    DECEMBER 31,
                                                          2004          2003
                                                          ----          ----
      Bank debt:
        Revolving credit facility, effective rates
          of 3.06% to 4.75% ......................      $ 23,400      $ 14,000
                                                        ========      ========
        Weighted average rates ...................          3.36%         4.39%
                                                        ========      ========

      CBIZ maintains a $73.0 million revolving credit facility with a group of four banks. The facility was amended during the first quarter 2004 to allow the repurchase of up to $50.0 million of CBIZ common stock on or before December 31, 2004, and to permit, under limited circumstances, an over-advance of $5.0 million to $10.0 million toward the borrowing base through September 30, 2004. Management believes that the carrying amount of bank debt recorded at March 31, 2004, approximates its fair value.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      Under the facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin. Additionally, a commitment fee of 40 to 50 basis points is charged on the unused portion of the facility. Borrowings and commitments by the banks under the credit facility mature in September, 2005. The credit facility is secured by substantially all assets and capital stock of CBIZ and its subsidiaries.

      The bank agreement contains financial covenants that require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. Limitations are also placed on CBIZ's ability to acquire businesses, repurchase CBIZ common stock and to divest operations. As of March 31, 2004, CBIZ is in compliance with its covenants.

      The bank credit agreement also places restrictions on CBIZ's ability to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. According to the terms of the agreement, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. The agreement contains a provision that, in the event of a defined change in control, the agreement may be terminated.

      In the ordinary course of business, CBIZ provides letters of credit to certain lessors in lieu of security deposits. Letters of credit under the credit facility were $3.3 million and $3.2 million as of March 31, 2004, and December 31, 2003, respectively. CBIZ also acted as guarantor on three letters of credit for a CPA firm with which it has an affiliation. The letters of credit total $1.3 million and $0.7 million as of March 31, 2004, and December 31, 2003, respectively. In accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments because performance is not expected to be required.

      At March 31, 2004, based on the borrowing base calculation, CBIZ had approximately $46.6 million of available funds under its credit facility.

5.    CONTINGENCIES

      Since September 1999, seven purported stockholder class-action lawsuits filed against CBIZ and certain of our current and former directors and officers were consolidated as In Re Century Business Services Securities Litigation, Case No. 1:99CV2200, in the United States District Court for the Northern District of Ohio. The plaintiffs alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February, 1998, through January, 2000, by, among other things, improperly amortizing goodwill and failing to adequately monitor changes in operating results. The United States District Court dismissed the matter with prejudice on June 27, 2002. The matter was appealed by the plaintiffs to the Sixth Circuit Court of Appeals. On March 30, 2004, the Court of Appeals affirmed the dismissal of the plaintiffs' complaint in its entirety. The Court also upheld the lower court's denial of the planitiffs' request for leave to amend their complaint. CBIZ expects that this opinion and order will end proceedings in this case, although further appeal technically is permissible.

      In addition to those items disclosed above, CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    CONSOLIDATION AND INTEGRATION CHARGES

      In an effort to meet its strategy to deliver services to clients conveniently, and to promote cross-serving between various practice groups, CBIZ has initiated consolidation activities in several markets, including a consolidation of the Dallas market during the first quarter of 2004. Consolidation and integration charges, which include non-cancelable lease obligations, adjustments to lease accruals based on sublease assumptions, severance obligations, and other costs such as moving costs, were $0.4 million and $0.3 million for the three months ended March 31, 2004, and 2003, respectively.

      Consolidation and integration reserve balances for leases as of December 31, 2003, and activity during the three-month period ended March 31, 2004, was as follows (in thousands):

                                                  LEASE
                                              CONSOLIDATION
                                              -------------
      Reserve balance at December 31, 2003       $ 2,804
      Amounts adjusted against income (1) .          216
      Payments ............................         (537)
                                                 -------
      Reserve balance at March 31, 2004 ...      $ 2,483
                                                 =======

      (1) Amounts adjusted against income are included in operating expenses in the accompanying consolidated statements of operations.

7.    EARNINGS PER SHARE

      CBIZ presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of dilutive potential common shares (in thousands, except per share data).

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                        ---------
                                                    2004         2003
                                                    ----         ----
      Numerator:
        Net income ..........................      $11,581      $10,001
                                                   =======      =======
      Denominator:
        Basic:
          Weighted average common shares ....       85,437       95,087

        Diluted:
          Options and restricted stock awards        2,475        1,869
                                                   -------      -------
            Total ...........................       87,912       96,956
                                                   =======      =======
      Basic net income per share ............      $  0.14      $  0.11
                                                   =======      =======
      Diluted net income per share ..........      $  0.13      $  0.10
                                                   =======      =======

8.    ACQUISITIONS

      During the first quarter of 2004, CBIZ completed the acquisition of a benefits and insurance firm. Consideration consisted of approximately $0.5 million cash and 12,000 shares of restricted common stock (estimated stock value of $0.1 million at acquisition) paid at closing, and up to an additional $0.9 million (payable in cash and stock) which is contingent on the business meeting certain future revenue targets.

      During the first quarter of 2003, CBIZ completed the acquisition of a benefits and insurance firm in Boca Raton, Florida, and the client lists of two benefits agencies. The aggregate purchase price of the acquisitions was approximately $1.5 million, comprised of $1.0 million in cash and 177,000 shares of restricted common stock (estimated stock value of $0.5 million at acquisition) paid at closing, and up to

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      an additional $3.1 million cash which is contingent on the businesses meeting certain future revenue targets.

      The operating results of these firms and client lists have been included in the accompanying consolidated financial statements since the dates of acquisition.

      The excess of purchase price over fair value of net assets acquired was allocated to client lists, non-compete agreements, and goodwill. Acquisitions, including contingent consideration earned, resulted in increases to goodwill, client lists and other intangible assets during the first quarter of 2004, of $0.5 million, $1.5 million, and $0.1 million, respectively. Acquisitions completed during the first quarter of 2003 resulted in an increase of $1.7 million to client lists; there was no impact on goodwill or other intangible assets.

9.    DIVESTITURES

      During the first quarter of 2004, CBIZ sold an Accounting, Tax, and Advisory (ATA) business operation and a client list within the ATA practice group, for aggregate proceeds of $0.5 million cash and $0.4 million notes receivable. The sales resulted in a $0.4 million pretax gain, which is reported as gain on sale of operations, net from continuing operations in the consolidated financial statements. These sales did not satisfy the criteria for treatment as discontinued operations.

      There were no business operations or client lists sold during the first quarter of 2003.

10.   SEGMENT DISCLOSURES

      CBIZ's business units have been aggregated into three practice groups:
      Accounting, Tax and Advisory Services, Benefits and Insurance and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services; similarity of the regulatory environment; the long-term performance of these units is affected by similar economic conditions; and the business is managed along these segment lines, which each report to a Practice Group Leader. The medical practice management unit under the National Practices group exceeds the quantitative threshold of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," prompting CBIZ to disclose this reporting unit separately.

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

      Medical Practice Management. CBIZ Medical Management Professionals (CBIZ
      MMP), CBIZ's medical practice management subsidiary of the National Practice group, offers services in the following areas: billing and accounts receivable management; coding and automated claims filing; comprehensive delinquent claims follow up and collections; compliance plans to meet government and other third party regulations; local office management; and comprehensive statistical and operational reporting; financial reporting, accounts payable, payroll, general ledger processing; design and implementation of managed care contracts with focus on negotiation strategies, pricing, cost containment and utilization tracking; review and negotiation of hospital contracts; evaluation of other strategic business partners; identification and coordination of practice manager and integration opportunities; and coordination of practice expansion efforts.

      Corporate and other charges represent costs at the corporate office that are not allocated to the business units.

      Segment information for the three-month periods ended March 31, 2004 and 2003 were as follows (in thousands):

                                                                       THREE MONTHS ENDED MARCH 31, 2004
                                                                       ---------------------------------
                                                                                   NATIONAL
                                                                                PRACTICE GROUP
                                                                                --------------
                                            ACCOUNTING                      MEDICAL        NATIONAL
                                               TAX &        BENEFITS &     PRACTICE        PRACTICE       CORPORATE
                                             ADVISORY       INSURANCE         MGMT.         - OTHER       AND OTHER         TOTAL
                                             --------       ---------         -----         -------       ---------         -----
      Revenue ...........................   $  70,730       $  38,040       $  20,540      $  18,667      $      --       $ 147,977
      Operating expenses ................      49,338          32,125          17,397         16,507          3,969         119,336
                                            ---------       ---------       ---------      ---------      ---------       ---------
        Gross margin ....................      21,392           5,915           3,143          2,160         (3,969)         28,641

      Corporate general & administrative           --              --              --             --          5,315           5,315
      Depreciation and amortization .....         910             737             662            221          1,457           3,987
                                            ---------       ---------       ---------      ---------      ---------       ---------
        Operating income (loss) .........      20,482           5,178           2,481          1,939        (10,741)         19,339

      Other income (expense):
        Interest expense ................          (5)             (8)             --             --           (227)           (240)
        Gain on sale of operations, net .          --              --              --             --            383             383
        Other income (expense), net .....         215             (21)             --            165            113             472
                                            ---------       ---------       ---------      ---------      ---------       ---------
        Total other income (expense), net         210             (29)             --            165            269             615
                                            ---------       ---------       ---------      ---------      ---------       ---------
      Income (loss) from continuing
        operations before income taxes ..   $  20,692       $   5,149       $   2,481      $   2,104      $ (10,472)      $  19,954
                                            =========       =========       =========      =========      =========       =========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31, 2003
                                                                       ---------------------------------
                                                                                    NATIONAL
                                                                                 PRACTICE GROUP
                                                                                 --------------
                                               ACCOUNTING                     MEDICAL       NATIONAL
                                                 TAX &        BENEFITS &     PRACTICE       PRACTICE       CORPORATE
                                                ADVISORY      INSURANCE        MGMT.         - OTHER       AND OTHER        TOTAL
                                                --------      ---------        -----         -------       ---------        -----
      Revenue .............................    $  68,974      $  39,881      $  17,578      $  18,325      $      --      $ 144,758
      Operating expenses ..................       47,906         32,083         15,155         19,067          2,481        116,692
                                               ---------      ---------      ---------      ---------      ---------      ---------
        Gross margin ......................       21,068          7,798          2,423           (742)        (2,481)        28,066

      Corporate general & administrative ..           --             --             --             --          5,249          5,249
        Depreciation and amortization .....        1,240            754            601            314          1,363          4,272
                                               =========      =========      =========      =========      =========      =========
          Operating income (loss) .........       19,828          7,044          1,822         (1,056)        (9,093)        18,545
      Other income (expense):
        Interest expense ..................          (13)           (23)            (1)            (1)          (285)          (323)
        Other income (expense), net .......           78             52             (1)           222           (889)          (538)
                                               ---------      ---------      ---------      ---------      ---------      ---------
          Total other income (expense), net           65             29             (2)           221         (1,174)          (861)
                                               ---------      ---------      ---------      ---------      ---------      ---------
      Income (loss) from continuing
        operations before income taxes ....    $  19,893      $   7,073      $   1,820      $    (835)     $ (10,267)     $  17,684
                                               =========      =========      =========      =========      =========      =========

11.   DISCONTINUED OPERATIONS

      During 2003, CBIZ adopted formal plans to divest of five business operations. These business operations are reported as discontinued operations and the net assets and liabilities and results of operations are reported separately in the consolidated financial statements. During the first quarter of 2004, there were no transactions resulting in the classification of any additional business operations as discontinued operations.

      There were no discontinued operations that were sold or closed during the first quarters of 2004 or 2003, and there were no business operations available for sale at March 31, 2004, or December 31, 2003.

      Revenue and loss from operations of discontinued businesses for the quarters ended March 31, 2004 and 2003 were as follows (in thousands):

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                      ---------
                                                 2004          2003
                                                 ----          ----
      Revenue ............................      $    --       $ 1,971
                                                =======       =======
      Loss from operations of discontinued
        businesses before income taxes ...          (60)         (229)
      Income tax benefit .................           28            71
                                                -------       -------
      Loss from operations of discontinued
        businesses, net of tax ...........      $   (32)      $  (158)
                                                =======       =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      The assets and liabilities of the business units classified as discontinued operations consisted of the following (in thousands):

                                                    MARCH 31,  DECEMBER 31,
                                                      2004        2003
                                                      ----        ----
      Accounts receivable, net ................      $   40      $  152
      Property and equipment, net .............         235         234
      Other assets ............................           9           9
                                                     ------      ------
        Assets of businesses held for sale ....      $  284      $  395
                                                     ======      ======
      Accounts payable ........................      $  228      $   98
      Other current liabilities ...............         155         162
                                                     ------      ------
        Liabilities of businesses held for sale      $  383      $  260
                                                     ======      ======

12.   SUBSEQUENT EVENTS

      In April of 2004, CBIZ concluded its tender offer which resulted in the purchase of approximately 7.5 million shares of common stock at a purchase price of $5.00 per share, or a total cost of approximately $37.5 million. The credit facility was utilized to fund the share repurchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this Form 10-Q to "we", "our", "CBIZ", or the "Company" shall mean Century Business Services, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ's financial position at March 31, 2004 and December 31, 2003, and results of operations and cash flows for the three months ended March 31, 2004 and 2003, and should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


EXECUTIVE SUMMARY

CBIZ is a diversified services company which, acting through its subsidiaries, provides professional outsourced business services to businesses of various sizes, as well as individuals, governmental entities and not- for-profit enterprises throughout the United States and Toronto, Canada. CBIZ delivers integrated services through three practice groups: Accounting, Tax and Advisory; Benefits and Insurance; and National Practices.

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

CBIZ is looking to strengthen our operations and customer service capabilities by making acquisitions in markets where we currently operate and where the prospects are favorable to increase our market share and become a more significant provider of a comprehensive range of outsourced business services. During the first quarter of 2004, CBIZ acquired a business that enhances our benefits and insurance services.

CBIZ continually evaluates its business operations and sells or closes those operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. During the first quarter of 2004, CBIZ sold a business operation and a client list within the accounting, tax and advisory practice group.

A disproportionately large amount of CBIZ's revenue occurs in the first half of the year, primarily in the first quarter. This is due to the Company's accounting and tax practice, which is subject to seasonality related to heavy volume in the first four months of the year. These higher revenue levels are supported by operating costs that are primarily fixed in nature, and thus result in higher operating margins in the first half of the year. For the year ended December 31, 2003, total ATA revenue of $203.4 million was earned in the following proportions: 33.9%, 24.6%, 20.9% and 20.6% in each of the quarters ended March 31, June 30, September 30, and December 31, 2003, respectively.

CBIZ believes that repurchasing shares of its common stock is a use of cash that provides value to stockholders, and accordingly concluded a tender offer in April 2004. The tender offer resulted in the purchase of approximately 7.5 million shares of common stock at a purchase price of $5.00 per share, or a total cost of approximately $37.5 million. The credit facility was utilized to fund the share repurchase.

OUTSOURCED BUSINESS SERVICES

A comprehensive description of the outsourced business services currently offered by CBIZ through its three practice groups is included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Following is a further description of the services provided through our Accounting, Tax and Advisory (ATA) practice group.

The ATA practice group does not offer audit and attest services, but it does maintain joint-referral relationships with independent licensed CPA firms. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries, and provide audit and attest services to clients including CBIZ's clients. Under our service agreements with these firms, we provide administrative services, office space and staff in exchange for a fee. Revenue from these agreements is reflected in our financial statements and amounts to approximately $31.7 million for the quarter ended March 31, 2004, a majority of which is related to services rendered to privately-held clients. With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, we do not hold any financial interest in an SEC-reporting attest client of an associated CPA firm, enter into any business relationship with an SEC-reporting attest client that the CPA firm performing an audit could not maintain, or sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not maintain, under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. Applicable professional standards generally permit the ATA practice group to provide additional services to privately-held companies, in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. CBIZ and the CPA firms with which we are associated have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by CBIZ on its relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the imposition of Sarbanes-Oxley Act independence limitations did not and is not expected to materially affect CBIZ revenue.


RESULTS OF OPERATIONS - CONTINUING OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

OPERATING PRACTICE GROUPS

CBIZ currently delivers products and services through three practice groups. A brief description of these groups' operating results and factors affecting their businesses is provided below.

ACCOUNTING, TAX AND ADVISORY SERVICES. The ATA group contributed approximately $70.7 million and $69.0 million of revenue, or approximately 48% of CBIZ's first quarter revenue in 2004 and 2003, respectively. The increase in revenue of $1.8 million, or 2.5%, was a result of acquisitions and growth in same-unit revenue. Acquisitions, net of divestitures, resulted in a net increase in revenue of $0.8 million in 2004, most of which was derived from Sarbanes-Oxley consulting services from CBIZ Harborview, which was acquired in September 2003. CBIZ expects revenue from these services to continue to be strong in the second quarter. For ATA businesses with a full period of operations for the three months ended March 31, 2004 and 2003, same-unit revenue increased approximately $1.0 million, or 1.4%. Modest billing rate increases on engagements accounted for approximately 1.0% of same-unit revenue growth. Gross margins decreased slightly from 30.5% in 2003 to 30.2% in 2004 primarily due to increased facility and equipment costs associated with consolidations completed in 2003.

BENEFITS AND INSURANCE SERVICES. The Benefits and Insurance group contributed approximately $38.0 million and $39.9 million of revenue, or approximately 26% and 27% of CBIZ's total revenue for the three months ended March 31, 2004 and 2003, respectively. The decrease in revenue is largely attributable to the divestiture of Health Administrative Services in the second quarter of 2003. Divestitures, net of acquisitions, accounted for approximately $2.5 million of the decline in revenue from the quarter ended March 31, 2003. For Benefits and Insurance businesses with a full period of operations for the three months ended March 31, 2004 and 2003, same-unit revenue increased $0.6 million, or 1.7%, primarily attributable to earlier receipt of contingent commission bonus payments typically received throughout the first six months of the year. The same-unit revenue growth was affected by several large life insurance sales that closed in the first quarter of 2003. We expect a modest increase in same-unit revenue for the Benefits and Insurance group in 2004. Gross margin for the Benefits and Insurance group for the three months ended March 31, 2004 was 15.6% as compared to 19.6% for the three-months ended March 31, 2003. The decline in margin is primarily attributable to additional costs associated with client support personnel at certain units that experienced significant growth, as well as additional investment in sales personnel. CBIZ believes these investments will result in margin improvement in future periods.

NATIONAL PRACTICES SERVICES. The National Practices group contributed approximately $39.2 million and $35.9 million of revenue, or approximately 26% and 25% of CBIZ's total revenue for the quarter ended March 31, 2004 and 2003, respectively.

CBIZ Medical Management Professionals (CBIZ MMP), CBIZ's medical practice management unit, which is included in the results of the National Practices group, contributed approximately $20.5 million and $17.6 million, or 14% and 12%, of CBIZ's total revenue for the three months ended March 31, 2004 and 2003, respectively. CBIZ MMP's revenue growth of 16.9% is primarily attributable to the addition of new clients obtained since the first quarter of 2003. Gross margin for CBIZ MMP for the three months ended March 31, 2004 was 15.3% as compared to 13.8% for the three months ended March 31, 2003. The improvement in gross margin is primarily attributable to the maturation of clients added in the latter half of 2003, combined with better management of operating costs.

The other units within the National Practices group, excluding CBIZ MMP, contributed approximately $18.7 million and $18.3 million of revenue, or approximately 12% and 13% of CBIZ's total revenue for the three months ended March 31, 2004 and 2003, respectively. Same-unit revenue increased $1.3 million, offset by a decline in revenue of $0.9 million related to the closure of unprofitable locations in the property tax and technology businesses during 2003. Approximately $1.8 million of the increase in same-unit revenue was a result of two transactions closed during the first quarter of 2004 in CBIZ's mergers and acquisition business. Gross margin for National Practices - Other for the three months ended March 31, 2004 was 11.6% as compared to a loss of 4.0% for the three-months ended March 31, 2003. The improvement in gross margin is attributable to revenue associated with the mergers and acquisitions business, combined with improvements and operational efficiencies in the payroll, technology and valuation businesses.

Revenue

Total revenue for the three months ended March 31, 2004 was $148.0 million as compared to $144.8 million for the three months ended March 31, 2003, representing an increase of $3.2 million, or 2.2%. The increase in revenue attributable to acquisitions completed subsequent to March 31, 2003 was $2.5 million, and was offset by a decrease in revenue of $5.1 million due to divestitures completed subsequent to March 31, 2003. For business units with a full period of operations for the three months ended March 31, 2004 and 2003, revenue increased $5.8 million or 4.2%. A more comprehensive analysis of revenue by each operating practice group is discussed above.

Expenses

Operating expenses increased to $119.3 million for the three-month period ended March 31, 2004, from $116.7 million for the comparable period in 2003, an increase of $2.6 million or 2.3%. The increase in operating expenses supported growth in revenue, and remained unchanged as a percentage of revenue at 80.6% for the three months ended March 31, 2004 and 2003. The primary components of operating expenses are personnel costs and occupancy expense, representing 81.4% and 82.1% of total operating expenses for the three months ended March 31, 2004 and 2003, respectively. Personnel costs were $88.0 million or 59.5 % of total revenue for the three months ended March 31, 2004 and $87.2 million or 60.2% of total revenue for the three months ended March 31, 2003. Personnel costs decreased as a percent of revenue due to efficiencies gained through staff reductions that occurred during 2003. This decrease was offset by an increase in professional fees to 1.5% of total revenue at March 31, 2004 from 1.1% of total revenue at March 31, 2003, which was driven by the acquisition of two Accounting, Tax and Advisory firms that were purchased during the second and third quarters of 2003.

Corporate general and administrative expenses increased to $5.3 million for the three-month period ended March 31, 2004, from $5.2 million for the comparable period in 2003. Corporate general and administrative expenses represented 3.6% of total revenues for the three-month periods ended March 31, 2004 and 2003. While costs have remained relatively flat, compensation expenses have decreased during the three-months ended March 31,

2004, primarily due to $0.5 million of severance expense paid during the three-month period ended March 31, 2003. This decrease was offset by an increase in medical insurance premiums, and legal fees in connection with a case that was tried during the first quarter of 2004.

Depreciation and amortization expense decreased to $4.0 million for the three-month period ended March 31, 2004, from $4.3 million for the comparable period in 2003, a decrease of $0.3 million, or 6.7%. The decrease is primarily attributable to the shift from purchasing computer-related items and furniture to leasing such items. These operating lease costs are recorded as operating expenses, rather than capitalized and recorded as depreciation, and total $0.6 million for the quarter ended March 31, 2004. As a percentage of total revenue, depreciation and amortization expense was 2.7% for the three-month period ended March 31, 2004, compared to 3.0% for the comparable period in 2003.

Interest expense decreased to $0.2 million for the three-month period ended March 31, 2004, from $0.3 million for the comparable period in 2003, a decrease of $0.1 million, or 25.7%. The decrease is the result of lower weighted average interest rates of approximately 3.4% during the first quarter of 2004, as compared to 5.1% during the first quarter 2003. Average debt was $19.6 million and $19.4 million for the three-months ended March 31, 2004 and 2003, respectively. Interest expense for the first quarter of 2003 included fees related to an interest rate swap that was terminated during the third quarter of 2003.

Gain on sale of operations, net was $0.4 million for the three months ended March 31, 2004, and was related to the sale of an operation and a client list in the Accounting, Tax and Advisory practice group. There were no businesses sold during the three months ended March 31, 2003.

CBIZ reported other income of $0.5 million for the three-month period ended March 31, 2004, compared to other expense of $0.5 million for the comparable period in 2003, a decrease in expenses of $1.0 million. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ's payroll business, gain and losses on sale of assets, charges for legal reserves and settlements and miscellaneous income such as contingent royalties from previous divestitures. The change is primarily related to $1.6 million of impairment charges to notes receivable during the first quarter of 2003 that did not recur in the first quarter of 2004, offset by a reserve adjustment taken in the first quarter of 2003 in connection with a legal case for which CBIZ received a favorable judgment.

CBIZ recorded income tax expense from continuing operations of $8.3 million and $7.5 million for the three-month periods ended March 31, 2004 and 2003, respectively. Income taxes were adjusted in the first quarter of 2004 based on an annual effective tax rate of 41.8% for 2004, compared to an annual effective tax rate of 42.5% for the comparable period in 2003. The annual effective tax rate for 2004 is higher than the statutory federal and state tax rates primarily due to the non-deductibility of goodwill written off upon the sale of a business, as well as non-deductible meal and entertainment expenses.


RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

During 2003, CBIZ adopted formal plans to divest of five non-core operations which were no longer part of CBIZ's strategic long-term growth objectives. These operations have been classified as discontinued operations in accordance with the adoption of Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the net assets, liabilities, and results of operations are reported separately in the consolidated financial statements. At December 31, 2003, all operations classified as discontinued operations had been sold or were in the process of being closed. There were no additional plans to divest of operations adopted during the first quarter of 2004, and there were no operations available for sale at March 31, 2004.

There is no revenue associated with discontinued operations for the three-months ended March 31, 2004; revenue associated with discontinued operations for the three-months ended March 31, 2003 totaled $2.0 million. The loss from operations, net of tax, associated with these divestitures for the three-months ended March 31, 2004 and 2003 was $32,000 and $0.2 million, respectively.

FINANCIAL CONDITION

Total assets were $428.6 million, total liabilities were $138.6 million and shareholders equity was $290.0 million as of March 31, 2004. Current assets of $207.1 million exceeded current liabilities of $110.2 million by $96.9 million.

Cash and cash equivalents decreased $0.4 million to $3.3 million for the quarter ended March 31, 2004. Restricted cash was $10.4 million at March 31, 2004, a decrease of $0.5 million from a quarter ago. Restricted cash represents those funds held in connection with CBIZ's NASD regulated operations and funds held in connection with the pass through of insurance premiums to the carrier. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net were $134.3 million at March 31, 2004, an increase of $22.7 million from December 31, 2003. The increase in accounts receivable is attributed to the seasonal increase in first quarter revenue, namely tax services, generated by the ATA practice group. Days sales outstanding (DSO), which are calculated based on gross accounts receivable balance at the end of the period divided by daily revenue, increased from 82 days at December 31, 2003 to 86 days at March 31, 2004. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company's ability to collect on receivables in a timely manner.

Goodwill and other intangible assets, net of accumulated amortization, increased $1.4 million from December 31, 2003. Acquisitions, including contingent consideration earned, resulted in a $2.1 million increase in intangibles in the first quarter of 2004. In addition, intangibles decreased by $0.7 million as a result of divestitures completed during the three-months ended March 31, 2004, and amortization expense for client lists and other intangibles.

Other current assets increased $1.3 million due to the timing of prepaid assets; CBIZ prepays insurance and software maintenance costs in the first quarter, and amortizes them over twelve months. Other assets (non-current) increased $1.9 million, primarily due to assets held in a rabbi trust in connection with the deferred compensation plan that was implemented during the first quarter of 2004; these assets are directly offset by liabilities which are recorded as other non-current liabilities in the accompanying consolidated financial statements.

As further described in note 1 to the accompanying consolidated financial statements, funds held for clients are directly offset by client fund obligations. Funds held for clients fluctuate during the year based on the timing of cash receipts and related payments.

The accounts payable balance of $25.5 million at March 31, 2004, reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Other current liabilities decreased $2.9 million to $31.7 million at March 31, 2004, as the result of incentive compensation payments, offset by increases in unearned revenue (primarily retainers received at the beginning of the year and amortized throughout the year) and contingent consideration earned in connection with various acquisitions. The increase in income taxes payable to $7.5 million at March 31, 2004, from income taxes recoverable of $0.4 million at December 31, 2003, is due to tax refunds received in fiscal 2003 that are not expected to recur in 2004. Client fund obligations of $45.1 million were directly related to funds held for clients in the same amount as reflected in current assets. Bank debt for amounts due on CBIZ's credit facility was $23.4 million at March 31, 2004, an increase of $9.4 million from December 31, 2003. The increase in bank debt was primarily the result of incentive compensation payments made during the first quarter of 2004. Other non-current liabilities increased $3.1 million due to the deferred compensation plan as described above, and capitalized furniture and equipment leases in connection with consolidation activities in Kansas City.


LIQUIDITY AND CAPITAL RESOURCES

CBIZ's bank line of credit is a $73.0 million revolving credit facility with Bank of America as the agent bank. The credit facility carries an option to increase the total commitment to $80.0 million and allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. CBIZ expects to use the facility for working capital, internal growth initiatives, and its acquisition program. The facility has a three-year term with an expiration date of September 2005. CBIZ is currently in compliance with all covenants under its credit facility.

At March 31, 2004, CBIZ had $23.4 million outstanding under its credit facility, leaving approximately $46.6 million of available funds under the facility based on the borrowing base calculation. Management believes that those available funds, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future, including the funding to repurchase up to 8.5 million shares of its outstanding common stock, 7.5 million of which was purchased on April 1, 2004, as authorized by its Board of Directors on March 3, 2004. See Note 4 to CBIZ's consolidated financial statements included herewith for additional information regarding the credit facility.


SOURCES AND USES OF CASH

Cash provided by operating activities and funds available from CBIZ's credit facility provide the resources to support current operations, projected growth, acquisitions, capital expenditures, and share repurchases. Net cash used in operating activities was $7.7 million for the three months ended March 31, 2004; however, during the same period in 2003, net cash provided by operating activities was $2.1 million. In comparison to 2003, the resulting cash used in operating activities during 2004 was primarily a result of the change in net working capital. CBIZ's principal source of net operating cash is derived from the collection of fees from professional services rendered to its clients and commissions earned in the areas of accounting, tax, valuation and advisory services, benefits consulting and administration services, insurance, human resources and payroll solutions, capital advisory, retirement and wealth management services and technology solutions.

Net cash used in investing activities during the three months ended March 31, 2004 of $3.8 million primarily consisted of $3.7 million used for capital expenditures and approximately $0.7 million used toward a benefits & insurance business acquisition. Cash provided by investing activities include $0.5 million of proceeds from the divestiture of an operation and a client list within the ATA practice group. Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of certain offices, IT capital to support the growth of the medical practice management unit and equipment purchases in relation to normal replacement. Net cash used in investing activities during the quarter ended March 31, 2003 of $4.5 million primarily consisted of $3.2 million used for capital expenditures, and $0.8 million used toward the acquisition of a benefits and insurance firm and the client lists of two benefits agencies.

Net cash provided by financing activities was $11.0 million during the three months ended March 31, 2004. During the same period in 2003, net cash used in investing activities was $0.6 million. Proceeds from bank debt and net cash provided by operating activities were the primary sources used to fund the change in net working capital.

A summary of CBIZ's contractual obligations remaining as of March 31, 2004 is as follows (in thousands):

                                                                              FISCAL YEAR ENDING
                                            ---------------------------------------------------------------------------------
                                              TOTAL       2004        2005        2006        2007        2008     THEREAFTER
                                            --------    --------    --------    --------    --------    --------   ----------
ON-BALANCE SHEET
Bank debt ..............................    $ 23,400    $     --    $ 23,400    $     --    $     --    $     --    $     --
Notes payable and capitalized
  leases ...............................       4,446       2,333         578         430         409         696          --
Non-cancelable operating
  lease obligations ....................     185,108      21,616      25,557      22,079      18,969      17,348      79,539

Restructuring lease
  obligations (1).......................      11,089       2,587       2,353       2,134       2,033       1,311         671

OFF-BALANCE SHEET
Letters of credit ......................       3,304       2,688         286          --          --          --         330
Performance guarantees for non-
  consolidated affiliates ..............       1,338         934         404          --          --          --          --
                                            --------    --------    --------    --------    --------    --------    --------

Total ..................................    $228,685    $ 30,158    $ 52,578    $ 24,643    $ 21,411    $ 19,355    $ 80,540
                                            ========    ========    ========    ========    ========    ========    ========


(1)  Excludes cash payments for subleases.

OFF-BALANCE SHEET ARRANGEMENTS

CBIZ maintains administrative service agreements with 14 CPA firms, as described more fully in our Annual Report on Form 10-K for the year ended December 31, 2003, which qualify as variable interest entities under FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," as amended. The impact to CBIZ of this accounting pronouncement is not material to the financial condition, results of operations or cash flows of CBIZ, and is further discussed in note 1 of the accompanying consolidated financial statements.

CBIZ provided guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative services agreement. Potential obligations under the guarantees totaled $1.3 million and $0.7 million at March 31, 2004 and December 31, 2003, respectively. CBIZ expects the guarantees to expire without the need to advance any cash. In accordance with FASB Interpretation No. 45 (" FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", CBIZ has recognized a liability for the fair value of the obligation undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated financial statements.

Letters of credit are issued under our credit facility and are discussed in note 4 of the accompanying consolidated financial statements.

We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to such matters as title to assets sold and certain tax matters. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2004, we were not aware of any indemnification agreements that would require material payments.

INTEREST RATE RISK MANAGEMENT

The company has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow the company to maintain a target range of fixed to floating rate debt. During the quarter ending March 31, 2004, management did not utilize interest rate swaps due to the combination of a low level of debt and low interest rates. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.


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

    BENEFITS & INSURANCE -- Revenue consists primarily of brokerage and agency commissions, and fee income for administering health and retirement plans. A description of the revenue recognition, based on the insurance product and billing arrangement, is described below:

    - Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured's (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the policy becomes effective; and life insurance commissions are recognized when the policy becomes effective. Commission revenue is reported net of sub-broker commissions. Commission revenue is reported net of reserves for estimated policy cancellations and terminations. This reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

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

    - Medical Management Group -- Fees for services are primarily based on a percentage of net collections on our client's patient accounts receivable. As such, revenue is determinable, earned, and recognized, when payments are received on our clients' patient accounts.


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

VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

CBIZ utilizes the purchase method of accounting for all business combinations in accordance with Statement of Financial Accounting Standard No., 141, "Business Combinations" (SFAS 141). Intangible assets include client lists and non-compete agreements, which are amortized principally by the straight-line method over their expected period of benefit, not to exceed ten years.

In accordance with the provisions of SFAS 142, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no goodwill impairment during the three months ended March 31, 2004 or 2003.

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

OTHER SIGNIFICANT POLICIES

Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to understanding the consolidated financial statements. Those policies are described in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003.


NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended March 31, 2004 that had or are expected to have a material impact on our financial position, operating results or disclosures.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding CBIZ's financial position, business strategy and plans and objectives for future performance are forward-looking statements. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "believes," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to, CBIZ's ability to adequately manage its growth; CBIZ's dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; and changes in governmental regulation and tax laws affecting its operations. Consequently, no forward-looking statement can be guaranteed. A more detailed description of risks and uncertainties may be found in CBIZ's

Annual Report on Form 10-K for the year ended December 31, 2003. CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures About Market Risk. CBIZ's floating rate debt under its credit facility exposes the Company to interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at March 31, 2004, interest expense would increase or decrease by approximately $0.2 million annually.

CBIZ does not engage in trading market risk sensitive instruments. The company has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow the Company to maintain a target range of fixed to floating rate debt. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

Qualitative Disclosures About Market Risk. CBIZ's primary market risk exposure is that of interest rate risk. A change in the Federal Funds Rate, or the reference rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its credit facility. See "Quantitative Disclosures about Market Risk" for a further discussion on the potential impact of a change in interest rates.


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report. This evaluation ("Controls Evaluation") was done with the participation of our Chairman and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CBIZ have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Since September 1999, seven purported stockholder class-action lawsuits filed against CBIZ and certain of our current and former directors and officers were consolidated as In Re Century Business Services Securities Litigation, Case No. 1:99CV2200, in the United States District Court for the Northern District of Ohio. The plaintiffs alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February 1998 through January 2000 by, among other things, improperly amortizing goodwill and failing to adequately monitor changes in operating results. The United States District Court dismissed the matter with prejudice on June 27, 2002. The matter was appealed by the plaintiffs to the Sixth Circuit Court of Appeals. On March 30, 2004, the Court of Appeals affirmed the dismissal of the plaintiffs' complaint in its entirety. The Court also upheld the lower court's denial of the planitiffs' request for leave to amend their complaint. CBIZ expects that this opinion and order will end proceedings in this case, although further appeal technically is permissible.

In addition to those items disclosed above, CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 3, 2004, the Board of Directors authorized a share repurchase of up to
8.5 million shares of CBIZ common stock. On April 1, 2004, CBIZ concluded a tender offer under which 7.5 million shares of outstanding common stock were purchased at a price of $5.00 per share. There have been no share repurchases during the period covered by this report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              31.1   Certification of Chief Executive Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2   Certification of Chief Financial Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1   Certification of Chief Executive Officer Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2   Certification of Chief Financial Officer Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)  Reports on Form 8-K

              The following Current Reports on Form 8-K were filed during the three months ended March 31, 2004:

              On February 24, 2004, CBIZ filed a current report on Form 8-K to provide investors with its financial results for the fourth quarter and year ended December 31, 2003, as released to the public and discussed on a conference call on February 17, 2004.

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


Date:   May 10, 2004                      By:    /s/ WARE H. GROVE
        -------------------                      --------------------------
                                                 Ware H. Grove
                                                 Chief Financial Officer
                                                                        -