Form 10-Q
period 2004-06-30
CENTURY BUSINESS SERVICES INC
filed 2004-08-09
CIK 944148

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to _______

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

                                                 Yes   X      No
                                                     -----       ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                 Yes   X      No
                                                     -----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Outstanding at
         Class of Common Stock                        July 31, 2004
         ---------------------                     -------------------

         Par value $.01 per share                       77,807,929

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION:                                                         Page

          Item 1.    Financial Statements

                     Consolidated Balance Sheets -
                     June 30, 2004 and December 31, 2003                                     3

                     Consolidated Statements of Operations -
                     Three and Six Months Ended June 30, 2004 and 2003                       4

                     Consolidated Statements of Cash Flows -
                     Six Months Ended June 30, 2004 and 2003                                 5

                     Notes to the Consolidated Financial Statements                       6-16

          Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                           17-29

          Item 3.    Quantitative and Qualitative Disclosures About Market Risk             29

          Item 4.    Controls and Procedures                                                30


PART II   OTHER INFORMATION :

          Item 1.     Legal Proceedings                                                     31

          Item 2.     Changes in Securities, Use of Proceeds and Issuer
                      Purchases of Equity Securities                                        32


          Item 4.    Submission of Matters to a Vote of Security Holders                    32

          Item 6.    Exhibits and Reports on Form 8-K                                       33


                     Signature                                                              34

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                JUNE 30,      DECEMBER 31,
                                                                 2004            2003
                                                               ---------      ------------
                             ASSETS
Current assets:
  Cash and cash equivalents .............................      $   4,262       $   3,791
  Restricted cash .......................................         12,540          10,880
  Accounts receivable, net ..............................        118,482         111,222
  Notes receivable - current ............................            660           1,315
  Income taxes recoverable ..............................              -             438
  Deferred income taxes - current .......................          3,419           3,667
  Other current assets ..................................          9,864           7,741
  Assets of businesses held for sale ....................            770             821
                                                               ---------       ---------
      Current assets before funds held for clients ......        149,997         139,875

  Funds held for clients ................................         36,203          44,917
                                                               ---------       ---------
      Total current assets ..............................        186,200         184,792

Property and equipment, net .............................         39,866          40,253
Notes receivable - non-current ..........................          3,578           2,433
Deferred income taxes - non-current .....................          4,404           4,197
Goodwill and other intangible assets, net ...............        171,382         167,280
Other assets ............................................          5,792           3,190
                                                               ---------       ---------

      Total assets ......................................      $ 411,222       $ 402,145
                                                               =========       =========

                           LIABILITIES
Current liabilities:
   Accounts payable .....................................      $  28,625       $  28,641
   Income taxes payable .................................          4,115               -
   Other current liabilities ............................         35,590          34,331
   Liabilities of businesses held for sale ..............            396             515
                                                               ---------       ---------
       Current liabilities before client fund obligations         68,726          63,487

   Client fund obligations ..............................         36,203          44,917
                                                               ---------       ---------
       Total current liabilities ........................        104,929         108,404

Bank debt ...............................................         46,825          14,000
Other non-current liabilities ...........................          6,186           1,903
                                                               ---------       ---------

       Total liabilities ................................        157,940         124,307
                                                               ---------       ---------

                      STOCKHOLDERS' EQUITY
Common stock ............................................            961             957
Additional paid-in capital ..............................        442,810         441,407
Accumulated deficit .....................................       (115,475)       (129,438)
Treasury stock ..........................................        (75,004)        (35,087)
Accumulated other comprehensive loss ....................            (10)             (1)
                                                               ---------       ---------
       Total stockholders' equity .......................        253,282         277,838

                                                               ---------       ---------
       Total liabilities and stockholders' equity .......      $ 411,222       $ 402,145
                                                               =========       =========


See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                             -------------------------       -------------------------
                                                               2004            2003            2004             2003
                                                             ---------       ---------       ---------       ---------

Revenue ...............................................      $ 127,151       $ 124,416       $ 274,757       $ 268,570

Operating expenses.....................................        113,451         110,408         232,326         226,296
                                                             ---------       ---------       ---------       ---------
Gross margin ..........................................         13,700          14,008          42,431          42,274

Corporate general and administrative expense ..........          6,055           4,912          11,434           9,693
Depreciation and amortization expense .................          4,148           4,318           8,129           8,581
                                                             ---------       ---------       ---------       ---------
Operating income ......................................          3,497           4,778          22,868          24,000

Other income (expense):
  Interest expense ....................................           (429)           (297)           (669)           (620)
  Gain on sale of operations, net .....................            534           1,784             917           1,784
  Other income (expense), net .........................            295             (17)            831          (1,023)
                                                             ---------       ---------       ---------       ---------
       Total other income, net ........................            400           1,470           1,079             141

Income from continuing operations before
   income tax expense .................................          3,897           6,248          23,947          24,141

Income tax expense ....................................          1,319           2,624           9,660          10,221
                                                             ---------       ---------       ---------       ---------

Income from continuing operations .....................          2,578           3,624          14,287          13,920

Loss from operations of discontinued businesses, net of
    tax ...............................................           (196)           (194)           (324)           (489)


Loss on disposal of discontinued businesses, net of
    tax ...............................................              -            (183)              -            (183)
                                                             ---------       ---------       ---------       ---------

Net income ............................................      $   2,382       $   3,247       $  13,963       $  13,248
                                                             =========       =========       =========       =========

Earnings per share:
   Basic:
     Continuing operations ............................      $    0.03       $    0.04       $    0.17       $    0.14

     Discontinued operations ..........................              -           (0.01)              -               -
                                                             ---------       ---------       ---------       ---------
     Net income .......................................      $    0.03       $    0.03       $    0.17       $    0.14
                                                             =========       =========       =========       =========

   Diluted:
     Continuing operations ............................      $    0.03       $    0.04       $    0.17       $    0.14

     Discontinued operations ..........................              -           (0.01)              -               -
                                                             ---------       ---------       ---------       ---------
     Net income .......................................      $    0.03       $    0.03       $    0.17       $    0.14
                                                             =========       =========       =========       =========

Basic weighted average shares outstanding .............         77,885          95,138          81,661          95,112
                                                             =========       =========       =========       =========
Diluted weighted average shares outstanding ...........         80,150          97,178          84,038          97,073
                                                             =========       =========       =========       =========


See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                 -------------------------
                                                                                   2004            2003
                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................      $  13,963       $  13,248
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Loss from operations of discontinued businesses ......................            324             489
     Loss on disposal of discontinued businesses ..........................            ---             183
     Gain on sale of operations ...........................................           (917)         (1,784)
     Bad debt expense, net of recoveries ..................................          2,573           2,340
     Impairment of notes receivable .......................................            ---           2,014
     Depreciation and amortization ........................................          8,129           8,581
     Deferred income taxes ................................................             41          (4,559)
   Changes in assets and liabilities, net of acquisitions and dispositions:
     Restricted cash ......................................................         (1,660)          4,339
     Accounts receivable, net .............................................        (12,176)        (19,202)
     Other assets .........................................................         (5,811)         (1,641)
     Accounts payable .....................................................           (106)          5,544
     Income taxes .........................................................          4,553          12,424
     Accrued expenses and other liabilities ...............................          1,809          (3,431)
                                                                                 ---------       ---------
Net cash provided by continuing operations ................................         10,722          18,545
Net cash (used in) provided by discontinued operations ....................           (393)          2,840
                                                                                 ---------       ---------
Net cash provided by operating activities .................................         10,329          21,385
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions, net of cash acquired and contingent
    consideration earned ..................................................         (3,300)         (1,880)
   Cash proceeds from divested operations and client list .................          3,029           3,843
   Additions to property and equipment, net ...............................         (4,129)         (5,098)
   Net decrease in notes receivable .......................................          1,111             272
                                                                                 ---------       ---------
Net cash used in investing activities .....................................         (3,289)         (2,863)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank debt ................................................        152,575          76,250
   Proceeds from notes payable ............................................            364              58
   Payment of bank debt ...................................................       (119,750)        (93,750)
   Payment of notes payable and capitalized leases ........................           (795)         (1,128)
   Payment for acquisition of treasury stock ..............................        (39,773)            ---
   Proceeds from exercise of stock options and warrants ...................            810             141
                                                                                 ---------       ---------
Net cash used in financing activities .....................................         (6,569)        (18,429)
                                                                                 ---------       ---------

Net increase in cash and cash equivalents .................................            471              93
Cash and cash equivalents at beginning of year ............................          3,791           6,351
                                                                                 ---------       ---------
Cash and cash equivalents at end of period ................................      $   4,262       $   6,444
                                                                                 =========       =========


See the accompanying notes to the consolidated financial statements.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles
         (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.

         In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of Century Business Services, Inc. and its consolidated subsidiaries (CBIZ) as of June 30, 2004, and December 31, 2003, and the results of their operations for the three and six months ended June 30, 2004, and 2003 and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ's annual report on Form 10-K for the year ended December 31, 2003. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of critical accounting policies.

         Use of Estimates

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Reclassifications

         Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the current year presentation. Reclassifications include: legal settlements (previously reported as other income (expense), net, which are now reported as corporate general and administrative expense) and discontinued operations.

         Operating Expenses

         Operating expenses relate to costs incurred directly at the business units, and consist primarily of personnel and occupancy related expenses. Personnel costs include base compensation, payroll taxes, and benefits, which are recognized as expense as they are incurred, and incentive compensation costs which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after our year-end results are finalized; thus, estimates are subject to change. Total personnel costs were $82.7 million and $81.3 million for the three months ended June 30, 2004 and 2003, and $170.6 million and $168.1 million for the six months ended June 30, 2004 and 2003, respectively.

         The largest components of occupancy costs are rent expense and utilities. Rent expense is recognized over respective lease terms, and utilities are recognized as incurred. Total facility costs were $8.8 million and $8.6 million for the three months ended June 30, 2004 and 2003, and $17.8 million and $17.2 million for the six months ended June 30, 2004 and 2003, respectively.

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

         Funds Held for Clients and Client Fund Obligations

         As part of our payroll and property tax management services, CBIZ is engaged in the preparation of payroll checks, federal, state, and local payroll tax returns, and property tax payments. In relation to these services, CBIZ collects funds from its client's accounts in advance of paying these client obligations. Funds that are collected before they are due are held in an account in CBIZ's name and invested in short-term investment grade instruments with a maturity of twelve months or less from the date of purchase. These funds, which may include cash, cash equivalents and short-term investments, are segregated and reported separately as funds held for clients. There are no regulatory or other contractual restrictions placed on these funds. Funds held for clients and the related client fund obligations are included in the consolidated balance sheets as current assets and current liabilities, respectively. The amounts of collected, but not yet remitted funds for CBIZ's payroll and property tax management services vary significantly during the year.

         Stock-Based Compensation

         CBIZ accounts for its stock-based compensation plans under the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. CBIZ does not recognize compensation expense related to stock options, as all options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if CBIZ had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JUNE  30,                         JUNE  30,
                                         -------------------------       ---------------------------
                                            2004            2003             2004             2003
                                         ---------       ---------       ----------       ----------
         Net income as reported ....... $    2,382      $    3,247       $   13,963       $   13,248

         Fair value of stock-based
           compensation, net of tax ...       (358)           (816)            (707)          (1,618)
                                         ---------       ---------       ----------       ----------
         Pro forma net income ......... $    2,024      $    2,431       $   13,256       $   11,630
                                         =========       =========       ==========       ==========
         Earnings per share:
             Basic - as reported ...... $     0.03      $     0.03       $     0.17       $     0.14
             Basic - pro forma ........ $     0.03      $     0.02       $     0.16       $     0.12
             Diluted - as reported .... $     0.03      $     0.03       $     0.17       $     0.14
             Diluted - pro forma ...... $     0.03      $     0.02       $     0.16       $     0.12


         The above results may not be representative of the effects on net income for future periods, as the level of forfeitures on existing grants and the value and amount of new grants issued in future periods may vary.

         New Accounting Pronouncements

         Effective January 1, 2004, CBIZ adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"), FASB Staff Position ("FSP") 46-e, "Effective Date of Interpretation 46", and revisions to FIN 46 ("FIN 46(R)", "FIN 46(R)-1", "FIN 46(R)-2", "FIN 46(R)-3", and "FIN 46(R)-4"). In
         accordance with the provisions of the aforementioned standards, CBIZ has determined that its relationship with certain Certified Public Accounting (CPA) firms with whom we maintain administrative service agreements (ASAs), qualify as variable interest entities. The accompanying financial statements do not reflect the consolidation of the variable interest entities, as the impact is not material to the financial condition, results of operations or cash flows of CBIZ.

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


2.       ACCOUNTS RECEIVABLE, NET

         Accounts receivable balances were as follows (in thousands):

                                                    JUNE 30,      DECEMBER 31,
                                                      2004            2003
                                                   ---------      ------------
         Trade accounts receivable ..............    $85,406         $82,478

         Unbilled revenue .......................     43,977          37,360
                                                   ---------       ---------
         Total accounts receivable ..............    129,383         119,838
         Less allowance for doubtful accounts ...    (10,901)         (8,616)
                                                   ---------       ---------
         Accounts receivable, net ...............   $118,482        $111,222
                                                   =========       =========


3.       GOODWILL AND OTHER INTANGIBLE ASSETS, NET

         The components of goodwill and other intangible assets, net were as follows (in thousands):

                                                               JUNE 30,      DECEMBER 31,
                                                                2004             2003
                                                              ---------      ------------
         Goodwill ......................................       $159,851        $157,815

         Intangibles:
           Client lists ................................         15,798          13,493
           Other intangibles ...........................            897             682
                                                              ---------       ---------
                Total intangibles ......................         16,695          14,175

         Total goodwill and other intangible assets ....        176,546         171,990
         Less accumulated amortization .................         (5,164)         (4,710)
                                                              ---------       ---------
         Total goodwill and other intangible assets, net       $171,382        $167,280
                                                              =========       =========


         Client lists are amortized over periods not exceeding ten years. Other intangibles, which consist primarily of non-compete agreements and website development costs, are amortized over periods ranging from two to ten years. Amortization expense of client lists and other intangible assets was approximately $0.4 million and $0.3 million for the three months ended June 30, 2004 and 2003 and $0.8 million and $0.7 million for the six months ended June 30, 2004 and 2003, respectively.

4.       BANK DEBT

         Bank debt balances were as follows (in thousands, except percentages):

                                              JUNE 30,         DECEMBER 31,
                                                2004               2003
                                            -------------      -------------
         Bank debt:
           Revolving credit facility ...    $      46,825      $      14,000
                                            =============      =============

           Weighted average rates(1) ...             3.31%              4.39%
                                            =============      =============
           Range of effective rates(1) .    3.06% - 4.75%      3.08% - 5.58%
                                            =============      =============

         (1) Rates are provided for the six months ended June 30, 2004, and the twelve months ended December 31, 2003, respectively.

         CBIZ maintains a $73.0 million revolving credit facility with a group of four banks. The facility was amended during the first quarter 2004 to allow the repurchase of up to $50.0 million of CBIZ common stock on or before December 31, 2004, and to permit, under limited circumstances, an over-advance of $5.0 million to $10.0 million toward the borrowing base through September 30, 2004. At June 30, 2004, based on the borrowing base calculation, CBIZ had approximately $11.9 million of available funds under its credit facility. Management believes that the carrying amount of bank debt recorded at June 30, 2004, approximates its fair value.

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

         The bank agreement contains financial covenants that require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. Limitations are also placed on CBIZ's ability to acquire businesses, repurchase CBIZ common stock and to divest operations. As of June 30, 2004, CBIZ is in compliance with its covenants.

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

         In the ordinary course of business, CBIZ provides letters of credit to certain lessors in lieu of security deposits. Letters of credit under the credit facility were $2.8 million and $3.2 million as of June 30, 2004, and December 31, 2003, respectively. CBIZ also acted as guarantor on three letters of credit for a CPA firm with which it has an affiliation. The letters of credit total $1.1 million and $0.7 million as of June 30, 2004, and December 31, 2003, respectively. In accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and its amendments ("FIN 45-1" and "FIN 45-2"), CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

5.       CONTINGENCIES

         Since September 1999, seven purported stockholder class-action lawsuits filed against CBIZ and certain of our current and former directors and officers were consolidated as In Re Century Business Services Securities Litigation, Case No. 1:99CV2200, in the United States District Court for the Northern District of Ohio. The plaintiffs alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February, 1998, through January, 2000, by, among other things, improperly amortizing goodwill and failing to adequately monitor changes in operating results. The United States District Court dismissed the matter with prejudice on June 27, 2002. The matter was appealed by the plaintiffs to the Sixth Circuit Court of Appeals. On March 30, 2004, the Court of Appeals affirmed the dismissal of the plaintiffs' complaint in its entirety. The Court also upheld the lower court's denial of the plaintiffs' request for leave to amend their complaint. CBIZ expects that this opinion and order will end proceedings in this case, although further appeal technically is permissible.

         The Company is a defendant in the case In Re Heritage Bond Litigation, 02-ML-1475 DT (RCx), pending in the Central District of California, as well as a related unconsolidated matter in which plaintiffs allege numerous claims, including mismanagement and misappropriation of funds from a bond financing, against unrelated parties, The Heritage Group and its trustee, U.S. Trust. As part of this case, the plaintiffs brought an action against two CBIZ subsidiaries (CBIZ Valuation Group, Inc. and CBIZ Accounting, Tax & Advisory, Inc.) alleging negligence and negligent misrepresentation in connection with the provision of valuation and feasibility study services to The Heritage Group. These claims have been pending since 2001 and relate to services performed from 1996 through 2000.

         On April 22, 2004, the Magistrate Judge handling discovery issues in the case entered an order treating CBIZ Valuation as if it had admitted certain facts as a result of the failure by the Company's former outside counsel handling the case to timely file a discovery response. This law firm did not inform the Company or its subsidiary that it had missed the discovery response filing deadline or that the April 22nd order had been entered against the Company's subsidiary.

         The Company retained Irell & Manella LLP to represent its subsidiaries in connection with this case going forward. On June 28, 2004, following a hearing before U.S. District Court Judge Dickran Tevrizian, the Court granted the motion of CBIZ Valuation to reconsider and set aside the Magistrate Judge's earlier order. The admissions have been withdrawn and CBIZ Valuation has filed a proper response to the requests for admissions. Although the Company cannot predict the outcome of this case, the Company continues to believe that it has a strong defense to the claims against its subsidiaries.

         The Company has received from the plaintiffs offers and demands to settle these suits for approximately $13.0 million. Discovery in these matters currently is set to continue through August 2004. Although the ultimate disposition of this proceeding is not presently determinable, management continues to believe that the ultimate resolution of this matter will not have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

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


6.       CONSOLIDATION AND INTEGRATION CHARGES

         In an effort to meet its strategy to deliver services to clients conveniently, and to promote cross-serving between various practice groups, CBIZ has initiated consolidation activities in several markets, including a consolidation of the Dallas market during the first quarter of 2004. Consolidation and integration charges include non-cancelable lease obligations, adjustments to lease accruals based on sublease assumptions, severance obligations, and other costs such as moving costs. During the first six months of 2004 and 2003 there were no significant charges related to consolidation and integration activity.

         Consolidation and integration reserve balances for leases as of December 31, 2003, and activity during the six-month period ended June 30, 2004, was as follows (in thousands):

                                                    LEASE
                                                CONSOLIDATION
                                                -------------
         Reserve balance at December 31, 2003      $ 2,804
         Amounts adjusted against income (1)           306
         Payments ...........................       (1,218)
                                                   -------
         Reserve balance at June 30, 2004 ...      $ 1,892
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

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                           --------------------      --------------------
                                            2004         2003         2004         2003
                                           -------      -------      -------      -------
         NUMERATOR:
         ----------
         Net income .....................  $ 2,382      $ 3,247      $13,963      $13,248

         DENOMINATOR:
         ------------
         BASIC
         Weighted average common
           shares .......................   77,885       95,138       81,661       95,112
                                           -------      -------      -------      -------

          DILUTED
          Options, restricted stock
              awards and contingent
              shares(1) .................    2,265        2,040        2,377        1,961
                                           -------      -------      -------      -------


              Total                         80,150       97,178       84,038       97,073
                                           -------      -------      -------      -------

         Basic net income per share .....  $  0.03      $  0.03      $  0.17      $  0.14
                                           =======      =======      =======      =======
         Diluted net income per share ...  $  0.03      $  0.03      $  0.17      $  0.14
                                           =======      =======      =======      =======


         (1) Contingent shares represent shares that will not be issued until future conditions have been met.


8.       ACQUISITIONS

         During the six months ended June 30, 2004, CBIZ completed the acquisition of a benefits and insurance firm in Chicago, Illinois, an accounting tax and advisory firm in Denver, Colorado, and a technology firm in Cleveland, Ohio which is reported as part of our National Practices - Other segment. Consideration consisted of approximately $2.9 million cash and 136,000 shares of restricted common stock (estimated stock value of $0.6 million at acquisition) paid at closing, and up to an additional $5.7 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue and earnings targets.

         During the six months ended June 30, 2003, CBIZ completed the acquisition of a benefits and insurance firm in Boca Raton, Florida, and the client lists of two benefits agencies. CBIZ also completed the acquisition of an accounting, tax and advisory firm in Orange County, California. The aggregate purchase price of the acquisitions was approximately $6.6 million, comprised of $1.8 million in cash and 177,000 shares of restricted common stock (estimated stock value of $0.3 million at acquisition) paid at closing, and up to an additional $4.5 million cash which is contingent on the businesses meeting certain future revenue targets.

         The operating results of these firms and client lists have been included in the accompanying consolidated financial statements since the dates of acquisition. The excess of purchase price over fair value of net assets acquired was allocated to goodwill, client lists, and non-compete agreements. Acquisitions, including contingent consideration earned, resulted in increases to goodwill, client lists and other intangible assets during the six months ended June 30, 2004, of $2.3 million, $2.8 million, and $0.2 million, respectively. Acquisitions completed during the six months ended June 30, 2003 resulted in increases to goodwill, client lists and other intangible assets of $0.1 million, $2.6 million, and $0.1 million, respectively.


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

         During the second quarter of 2004, CBIZ sold two client lists and related assets within the ATA practice group, a client list and related assets within the B&I practice group, and committed to the disposal of a business unit within the National Practices practice group. The client lists and related assets were sold for aggregate proceeds of $2.5 million cash, $0.7 million notes receivable, and CBIZ stock valued at $0.1 million, and resulted in a $0.5 million pretax gain which is reported as gain on sale of operations, net from continuing operations in the consolidated financial statements. The National Practices business unit satisfied the criteria for treatment as a discontinued operation, and is classified as such in the accompanying consolidated financial statements.

         During the first quarter of 2003, there were no transactions related to the sale of a business or client list, commitments to sell a business, or classifications of a unit as a discontinued operation. During the second quarter of 2003, CBIZ sold two businesses within the B&I practice group for aggregate proceeds of $4.2 million cash. These sales resulted in a $1.8 million pretax gain, which is reported as gain on sale of operations, net from continuing operations in the consolidated financial statements. These sales did not satisfy the criteria for treatment as discontinued operations.


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

         Accounting, Tax and Advisory Services. The Accounting, Tax and Advisory Services practice group offers services in the following areas: cash flow management; strategic planning; consulting; record-keeping; federal, state and local tax return preparation; tax planning based on financial and investment alternatives; tax structuring of business transactions such as mergers and acquisitions; quarterly and year-end payroll tax reporting; corporate, partnership and fiduciary tax planning and return preparation; outsourced chief financial officer services and other financial staffing services; financial investment analysis; succession, retirement, and estate planning; profitability, operational and efficiency enhancement consulting to a number of specialized industries; internal audit services; and Sarbanes-Oxley consulting and compliance services.

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

Segment information for the three and six-month periods ended June 30, 2004 and 2003 were as follows (in thousands):

                                                                        THREE MONTHS ENDED JUNE 30, 2004
                                               ------------------------------------------------------------------------------------
                                                                                      NATIONAL
                                                                                   PRACTICE GROUP
                                                                              -----------------------

                                               ACCOUNTING                      MEDICAL        NATIONAL
                                                  TAX &        BENEFITS &      PRACTICE       PRACTICE      CORPORATE
                                                ADVISORY       INSURANCE         MGMT.        - OTHER       AND OTHER       TOTAL
                                               ----------      ----------      --------       --------      ---------     ---------
Revenue .....................................   $  49,679      $  38,892       $  21,519      $  17,061       $    --     $ 127,151
Operating expenses ..........................      45,978         32,041          17,814         15,425         2,193       113,451
                                                ---------      ---------       ---------      ---------     ---------     ---------
         Gross margin .......................       3,701          6,851           3,705          1,636        (2,193)       13,700

Corporate general & administrative ..........           -              -               -              -         6,055         6,055
Depreciation and amortization ...............         960            795             675            202         1,516         4,148
                                                ---------      ---------       ---------      ---------     ---------     ---------
         Operating income (loss) ............       2,741          6,056           3,030          1,434        (9,764)        3,497

Other income (expense):
         Interest expense ...................         (13)            (7)              -              -          (409)         (429)
         Gain on sale of operations, net ....           -              -               -              -           534           534
         Other income (expense), net ........          44            105              (8)           119            35           295
                                                ---------      ---------       ---------      ---------     ---------     ---------
         Total other income (expense), net ..          31             98              (8)           119           160           400

                                                ---------      ---------       ---------      ---------     ---------     ---------
Income (loss) from continuing
   operations before income taxes ...........   $   2,772      $   6,154       $   3,022      $   1,553     $  (9,604)    $   3,897
                                                =========      =========       =========      =========     =========     =========


                                                                      THREE MONTHS ENDED JUNE 30, 2003
                                               -----------------------------------------------------------------------------------
                                                                                NATIONAL
                                                                             PRACTICE GROUP
                                                                          -----------------------

                                               ACCOUNTING                      MEDICAL        NATIONAL
                                                 TAX &         BENEFITS &      PRACTICE       PRACTICE      CORPORATE
                                                ADVISORY       INSURANCE         MGMT.        - OTHER       AND OTHER      TOTAL
                                               ----------      ----------      --------       --------      ---------     ---------
Revenue .....................................   $  50,058      $  38,490      $  18,670      $  17,198       $    --     $ 124,416
Operating expenses ..........................      45,347         30,722         15,229         17,573         1,537       110,408
                                                ---------      ---------      ---------      ---------     ---------     ---------
              Gross margin ..................       4,711          7,768          3,441           (375)       (1,537)       14,008

Corporate general & administrative ..........           -              -              -              -         4,912         4,912
Depreciation and amortization ...............       1,237            730            646            273         1,432         4,318
                                                ---------      ---------      ---------      ---------     ---------     ---------
             Operating income (loss) ........       3,474          7,038          2,795           (648)       (7,881)        4,778

Other income (expense):
     Interest expense .......................         (14)           (21)             -              -          (262)         (297)
     Gain on sale of operations, net ........           -              -              -              -         1,784         1,784
     Other income (expense), net ............          42             33            (90)           (71)           69           (17)
                                                ---------      ---------      ---------      ---------     ---------     ---------
       Total other income (expense), net ....          28             12            (90)           (71)        1,591         1,470

                                                ---------      ---------      ---------      ---------     ---------     ---------
Income (loss) from continuing
  operations before income taxes ............   $   3,502      $   7,050      $   2,705      $    (719)    $  (6,290)    $   6,248
                                                =========      =========      =========      =========     =========     =========

                                                                    SIX MONTHS ENDED JUNE 30, 2004
                                           --------------------------------------------------------------------------------
                                                                                NATIONAL
                                                                             PRACTICE GROUP
                                                                        -----------------------

                                             ACCOUNTING                   MEDICAL      NATIONAL
                                               TAX &       BENEFITS &     PRACTICE     PRACTICE     CORPORATE
                                             ADVISORY      INSURANCE        MGMT.       - OTHER     AND OTHER       TOTAL
                                             ----------    ----------    ---------     ---------    ---------     ---------
Revenue .................................    $ 120,408     $  76,932     $  42,059     $  35,358      $    --     $ 274,757

Operating expenses ......................       95,315        64,166        35,211        31,471        6,163       232,326
                                             ---------     ---------     ---------     ---------    ---------     ---------
        Gross margin ....................       25,093        12,766         6,848         3,887       (6,163)       42,431

Corporate general & administrative ......            -             -             -             -       11,434        11,434
Depreciation and amortization ...........        1,870         1,532         1,337           416        2,974         8,129
                                             ---------     ---------     ---------     ---------    ---------     ---------
        Operating income (loss) .........       23,223        11,234         5,511         3,471      (20,571)       22,868

Other income (expense):
        Interest expense ................          (18)          (15)            -             -         (636)         (669)
        Gain on sale of operations, net .            -             -             -             -          917           917
        Other income (expense), net .....          259            83            (8)          284          213           831
                                             ---------     ---------     ---------     ---------    ---------     ---------
        Total other income (expense), net          241            68            (8)          284          494         1,079
                                             ---------     ---------     ---------     ---------    ---------     ---------
Income (loss) from continuing
   operations before income taxes .......    $  23,464     $  11,302     $   5,503     $   3,755    $ (20,077)    $  23,947
                                             =========     =========     =========     =========    =========     =========


                                                                    SIX MONTHS ENDED JUNE 30, 2003
                                          ------------------------------------------------------------------------------------
                                                                                 NATIONAL
                                                                              PRACTICE GROUP
                                                                         -----------------------

                                            ACCOUNTING                   MEDICAL       NATIONAL
                                               TAX &       BENEFITS &    PRACTICE      PRACTICE     CORPORATE
                                             ADVISORY      INSURANCE       MGMT.       - OTHER      AND OTHER       TOTAL
                                            -----------    ----------    ---------     ---------    ---------     ---------
Revenue .................................    $ 119,032     $  78,371     $  36,248     $  34,919      $    --     $ 268,570
Operating expenses ......................       93,253        62,805        30,384        35,836        4,018       226,296
                                             ---------     ---------     ---------     ---------    ---------     ---------
               Gross margin .............       25,779        15,566         5,864          (917)      (4,018)       42,274

Corporate general & administrative ......            -             -             -             -        9,693         9,693
Depreciation and amortization ...........        2,477         1,484         1,247           578        2,795         8,581
                                             ---------     ---------     ---------     ---------    ---------     ---------
             Operating income (loss) ....       23,302        14,082         4,617        (1,495)     (16,506)       24,000

Other income (expense):
     Interest expense ...................          (27)          (44)           (1)           (1)        (547)         (620)
     Gain on sale of operations, net ....            -             -             -             -        1,784         1,784
     Other income (expense), net ........          120            85           (91)          151       (1,288)       (1,023)
                                             ---------     ---------     ---------     ---------    ---------     ---------
       Total other income (expense), net            93            41           (92)          150          (51)          141
                                             ---------     ---------     ---------     ---------    ---------     ---------
Income (loss) from continuing
  operations before income taxes ........    $  23,395     $  14,123     $   4,525     $  (1,345)   $ (16,557)    $  24,141
                                             =========     =========     =========     =========    =========     =========

11.      DISCONTINUED OPERATIONS

         During 2003, CBIZ adopted formal plans to divest of five business operations, all of which were sold or closed by December 31, 2003. During the second quarter of 2004, CBIZ committed to the disposal of a business unit within the National Practices practice group, which remains available for sale at June 30, 2004. These business operations are reported as discontinued operations and the net assets, net liabilities and results of operations are reported separately in the consolidated financial statements.

         Revenue and loss from operations of discontinued businesses for the three and six months ended June 30, 2004 and 2003 were as follows (in thousands):

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,
                                                   ---------------------       ---------------------
                                                    2004          2003          2004          2003
                                                   -------       -------       -------       -------
         Revenue ............................      $   260       $ 2,251       $   632       $ 4,826
                                                   =======       =======       =======       =======

         Loss from operations of discontinued
              businesses before income taxes          (347)         (278)         (503)         (715)
          Income tax benefit ................         (151)          (84)         (179)         (226)
                                                   -------       -------       -------       -------
         Loss from operations of discontinued
              businesses, net of tax ........      $  (196)      $  (194)      $  (324)      $  (489)
                                                   =======       =======       =======       =======


         The assets and liabilities of the business units classified as discontinued operations consisted of the following (in thousands):

                                                           JUNE 30,           DECEMBER 31,
                                                             2004                2003
                                                           --------            --------
         Accounts receivable, net .................        $    467            $    479
         Property and equipment, net ..............             273                 286
         Deferred tax asset, net ..................              23                  23
         Other assets .............................               7                  33
                                                           --------            --------
            Assets of businesses held for sale ....        $    770            $    821
                                                           ========            ========
         Accounts payable .........................        $    215            $    110
         Other current liabilities ................             181                 405
                                                           --------            --------
            Liabilities of businesses held for sale        $    396            $    515
                                                           ========            ========


         Loss on disposal of discontinued businesses for the three and six months ended June 30, 2003 was $0.3 million before tax and $0.2 million net of tax. There were no gains or losses recorded for the disposal of a discontinued business during the three or six months ended June 30, 2004.


12.      SUBSEQUENT EVENTS

         Effective August 9, 2004, CBIZ modified its credit facility increasing the total commitment to $100.0 million. In addition to lowering the Company's cost of borrowing, the facility provides CBIZ additional flexibility and funding to support operations and other strategic initiatives, including acquisitions and share repurchases. The covenants and restrictions on dividend payments are similar to those under the previous facility. The new facility will expire in August 2009.

         CBIZ repurchased 130,300 shares of its common stock in the open market subsequent to June 30, 2004. The shares were repurchased for an average price of $4.21 per share, or $0.5 million, under a plan approved by the Board of Directors on March 3, 2004 and supplemented on May 27, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this Form 10-Q to "we", "our", "CBIZ", or the "Company" shall mean Century Business Services, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ's financial position at June 30, 2004 and December 31, 2003, and results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

EXECUTIVE SUMMARY

CBIZ is a diversified services company which, acting through its subsidiaries, provides professional outsourced business services to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ delivers integrated services through three practice groups: Accounting, Tax and Advisory
(ATA); Benefits and Insurance (B&I); and National Practices.

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

CBIZ seeks to strengthen its operations and customer service capabilities by making acquisitions in markets where it currently operates and where the prospects are favorable to increase its market share and become a more significant provider of a comprehensive range of outsourced business services. During the six months ended June 30, 2004, CBIZ has acquired three businesses, two of which were acquired during the second quarter. Businesses acquired include a benefits and insurance firm in Chicago, Illinois, an accounting tax and advisory firm in Denver, Colorado, and a technology firm in Cleveland, Ohio. CBIZ expects the acquisition rate to increase in the second half of 2004 and into next year, and has recently hired an internal resource devoted to driving this activity.

CBIZ continually evaluates its business operations, and may from time to time sell or close operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. During the first quarter of 2004, CBIZ sold a business operation and a client list within the accounting, tax and advisory practice group. During the second quarter of 2004, CBIZ sold two client lists and related assets within the ATA practice group, and a client list and related assets within the B&I practice group. In addition, CBIZ has committed to the disposal of a business unit within the National Practices practice group, which remains available for sale at June 30, 2004.

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

CBIZ believes that repurchasing shares of its common stock is a use of cash that provides value to stockholders, and accordingly completed a tender offer in April 2004. The tender offer resulted in the purchase of approximately 7.5 million shares of common stock at a purchase price of $5.00 per share, or a total cost of approximately $37.5 million. In addition, CBIZ completed open market repurchases of approximately 464,000 shares at a cost of approximately $2.0 million through June 30, 2004. The credit facility and net cash provided by CBIZ operations, were utilized to fund the share repurchases.

Effective August 9, 2004, CBIZ completed a modification of its credit facility. The new facility has a total commitment amount of $100 million, and expires August 2009. The modified credit facility is discussed in further detail in note 12 to the accompanying consolidated financial statements.

OUTSOURCED BUSINESS SERVICES

A comprehensive description of the outsourced business services currently offered by CBIZ through its three practice groups is included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Following is a further description of the services provided through our Accounting, Tax and Advisory (ATA) practice group.

The ATA practice group does not offer audit and attest services, but it does maintain joint-referral relationships with independent licensed CPA firms. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries, and provide audit and attest services to clients including CBIZ's clients. Under our service agreements with these firms, we provide administrative services, office space and staff in exchange for a fee. Revenue from these agreements is reflected in our financial statements and amounts to approximately $15.0 million and $46.7 million for the three and six months ended June 30, 2004, respectively, a majority of which is related to services rendered to privately-held clients. With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, we do not hold any financial interest in an SEC-reporting attest client of an associated CPA firm, enter into any business relationship with an SEC-reporting attest client that the CPA firm performing an audit could not maintain, or sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not maintain, under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. Applicable professional standards generally permit the ATA practice group to provide additional services to privately-held companies, in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. CBIZ and the CPA firms with which we are associated have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by CBIZ on its relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the imposition of Sarbanes-Oxley Act independence limitations did not and is not expected to materially affect CBIZ revenue.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

OPERATING PRACTICE GROUPS

CBIZ currently delivers products and services through three practice groups. A brief description of these groups' operating results and factors affecting their businesses is provided below.

ACCOUNTING, TAX AND ADVISORY SERVICES. The ATA group contributed approximately $49.7 million and $50.1 million of revenue, or approximately 39.1% and 40.2% of CBIZ's total revenue for the three months ended June 30, 2004 and 2003, respectively. The increase in revenue attributable to acquisitions was $1.6 million, most of which was derived from Sarbanes-Oxley consulting services from CBIZ Harborview, which was acquired in September 2003. Revenue declined by $0.5 million due to divestitures. For ATA businesses with a full period of operations for the three months ended June 30, 2004 and 2003, same-unit revenue decreased approximately $1.5 million, or 3.0%. While hourly rates charged to clients have not changed significantly from the prior year, the aggregate number of hours charged to clients has declined slightly due to a reduction in headcount from a year ago. Therefore, the decrease is same-unit revenue is primarily attributable to fewer hours charged to clients, resulting from reduced capacity, specifically in four of our larger units. Gross margins decreased from 9.4% in 2003 to 7.4% in 2004 primarily due to the decrease in same unit revenues combined with increases in facility costs associated with consolidations completed in 2003.

BENEFITS AND INSURANCE SERVICES. The Benefits and Insurance group contributed approximately $38.9 million and $38.5 million of revenue, or approximately 30.6% and 31.0% of CBIZ's total revenue for the three months ended June 30, 2004 and 2003, respectively. Acquisitions accounted for an increase in revenue of $0.7 million compared to the second quarter of 2003, offset by a decrease in revenue of $2.3 million compared to the second quarter of 2003, related to the divestiture of the Health Administration Services unit in May, 2003. For Benefits and Insurance businesses with a full period of operations for the three months ended June 30, 2004 and 2003, same-unit revenue increased $2.0 million, or 5.6%, primarily attributable to an increase in specialty life insurance sales.

Gross margin for the Benefits and Insurance group for the three months ended June 30, 2004 was 17.6% as compared to 20.2% for the three months ended June 30, 2003. The decline in margin is a result of additional investment in sales personnel during 2004. CBIZ expects the investments in sales personnel to result in margin improvement in future periods, once they have had time to establish their productions levels. In addition, a significant decline in gross margin is attributable to one of the national businesses within the benefits and insurance group. This unit has experienced significant growth over the last several years, which has resulted in system, client service, and other operational challenges as a result of the rapid growth. CBIZ has allocated resources to support the current level of revenue and future growth, and is in the process of implementing new systems, including a new client service interface. Revenue adjustments resulting from higher policy terminations than originally estimated, combined with higher expenses to support growth by this unit resulted in a decrease in the gross margin of approximately $0.7 million.

NATIONAL PRACTICES SERVICES. The National Practices group contributed approximately $38.6 million and $35.8 million of revenue, or approximately 30.3% and 28.8% of CBIZ's total revenue for the quarters ended June 30, 2004 and 2003, respectively.

CBIZ Medical Management Professionals (CBIZ MMP). CBIZ's medical practice management unit, which is included in the results of the National Practices group, contributed approximately $21.5 million and $18.6 million, or 16.9% and 15.0%, of CBIZ's total revenue for the three months ended June 30, 2004 and 2003, respectively. CBIZ MMP's revenue growth of 15.3% compared to second quarter a year ago is primarily attributable to the addition of new clients obtained since the second quarter of 2003. Gross margin for CBIZ MMP for the three months ended June 30, 2004 was 17.2% as compared to 18.4% for the three months ended June 30, 2003. The decline in gross margin is primarily attributable to investments made in human capital to support and facilitate its growth.

National Practice Services - Other. The other units within the National Practices group, excluding CBIZ MMP, contributed approximately $17.1 million and $17.2 million of revenue, or approximately 13.4% and 13.8% of CBIZ's total revenue for the three months ended June 30, 2004 and 2003, respectively. Same-unit revenue increased $0.5 million and the acquisition of a technology business accounted for $0.3 million of the increase. These increases were offset by a decline in revenue of $0.9 million related to the closure of unprofitable locations in the property tax and technology businesses during 2003. Approximately $0.8 million increase in same-unit revenue was a result of two transactions closed during the second quarter of 2004 in CBIZ's mergers and acquisition business offset by weaker revenue in CBIZ's healthcare consulting and valuation businesses. Gross margin for National Practices - Other for the three months ended June 30, 2004 was 9.6% as compared to a loss of 2.2% for the three months ended June 30, 2003. The improvement in gross margin is attributable to revenue associated with the mergers and acquisitions business, combined with improvements and operational efficiencies in the payroll, technology and valuation businesses.

Revenue

Total revenue for the three months ended June 30, 2004 was $127.2 million as compared to $124.4 million for the three months ended June 30, 2003, representing an increase of $2.8 million, or 2.2%. The increase in revenue attributable to acquisitions completed subsequent to June 30, 2003 was $2.6 million, and was offset by a decrease in revenue of $3.7 million due to divestitures completed subsequent to June 30, 2003. For business units with a full period of operations for the three months ended June 30, 2004 and 2003, revenue increased $3.9 million or 3.2%. A more comprehensive analysis of revenue by each operating practice group is discussed above.

Expenses

Operating expenses increased to $113.5 million for the three-month period ended June 30, 2004, from $110.4 million for the comparable period in 2003, an increase of $3.1 million or 2.8%. The primary components of operating expenses are personnel costs and occupancy expense, representing 80.6% and 81.5% of total operating expenses for the three months ended June 30, 2004 and 2003, respectively.

The increase in operating expenses supported growth in revenue, remaining relatively consistent as a percent of revenue at 88.7% and 88.5% (excluding consolidation and integration charges) for the three months ended June 30, 2004 and 2003, respectively. The slight increase as a percent of revenue was driven by increases in direct costs, professional fees and equipment costs, offset by efficiencies gained in personnel costs. Direct costs increased as a percent of revenue to 4.6% for the three months ended June 30, 2004 from 4.4% for the comparable period in 2003, primarily due to a higher portion of revenue in the B&I practice group being generated with third party brokers. Professional fees increased as a percent of revenue to 1.7% from 1.2% for the three months ended June 30, 2004 and 2003, respectively, driven by the acquisition of two Accounting, Tax and Advisory firms in the second and third quarters of 2003, that utilize external consultants to deliver services to clients. Personnel costs were $82.7 million or 65.0% of total revenue for the three months ended June 30, 2004 and $81.3 million or 65.4% of total revenue for the three months ended June 30, 2003. Personnel costs decreased as a percent of revenue due to efficiencies gained through staff reductions in the ATA practice group. Staff reductions were somewhat offset by the addition of personnel in wealth management, benefits services and medical management to support revenue growth, and by annual merit increases in compensation that occurred in April, 2004.

Consolidation and integration charges are reported as operating expenses in the accompanying consolidated financial statements, and increased as a percent of revenue to 0.5% from 0.3% for the three months ended June 30, 2004 and 2003, respectively. The increase in restructuring expenses occurred as the result of an adjustment to our estimated noncancellable lease obligations in the second quarter of 2004.

Corporate general and administrative expenses increased to $6.1 million for the three-month period ended June 30, 2004, from $4.9 million for the comparable period in 2003. Corporate general and administrative expenses represented 4.8%, and 4.0% of total revenues for the three-month periods ended June 30, 2004 and 2003, respectively. The increase in corporate general and administrative expenses as a percent of revenues is primarily the result of legal fees, settlements (net of recoveries), and litigation reserves incurred to address several long-standing litigation issues. Annual merit increases in compensation that occurred in April, 2004 also contributed to this increase.

Depreciation and amortization expense decreased to $4.1 million for the three-month period ended June 30, 2004, from $4.3 million for the comparable period in 2003, a decrease of $0.2 million, or 3.9%. The decrease is primarily attributable to the shift from purchasing computer-related items and furniture to leasing such items. These operating lease costs are recorded as operating expenses, rather than capitalized and recorded as depreciation, and total $0.6 million for the quarter ended June 30, 2004 and $0.3 million for the quarter ended June 30, 2003. As a percentage of total revenue, depreciation and amortization expense was 3.3% for the three-month period ended June 30, 2004, compared to 3.5% for the comparable period in 2003.

Interest expense increased to $0.4 million for the three-month period ended June 30, 2004, from $0.3 million for the comparable period in 2003, an increase of $0.1 million, or 44.4%. The increase is the result of higher average debt during the second quarter of 2004, of $48.1 million, compared to $10.7 million during the second quarter of 2003. Higher debt in the second quarter of 2004 is due primarily to share repurchase activity, and is further described under "Liquidity and Capital Resources". The increase in interest expense due to the higher debt balance was offset by a decrease in average interest rates to 3.29% for the three months ended June 30, 2004 from 4.57% for the three months ended June 30, 2003. Additionally, interest expense for the second quarter of 2003 included fees related to an interest rate swap that was terminated during the third quarter of 2003.

Gain on sale of operations, net was $0.5 million for the three months ended June 30, 2004, and was related to the sale of two client lists and related assets in the ATA practice group, and a client list and related assets in the B&I practice group. For the three months ended June 30, 2003, gain on sale of operations, net was $1.8 million and related primarily to the sale of Health Administrative Services (HAS) from the B&I practice group. A small business from the ATA practice group was also sold during the second quarter of 2003.

CBIZ reported other income of $0.3 million for the three-month period ended June 30, 2004, compared to other expense of $17,000 for the comparable period in 2003, an increase $0.3 million. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ's payroll business, income earned on assets held in a rabbi trust related to the deferred compensation plan implemented in the first quarter of 2004, gains and losses on sale of assets, and miscellaneous income such as contingent royalties from previous divestitures. The change in the second quarter of 2004 from the second quarter of 2003 is primarily related to $0.4 million of impairment charges to notes receivable during the second quarter of 2003 that did not recur in the second quarter of 2004.

CBIZ recorded income tax expense from continuing operations of $1.3 million and $2.6 million for the three-month periods ended June 30, 2004 and 2003, respectively. The effective tax rate decreased to 33.8% for the three-month period ended June 30, 2004, from 42.0% for the comparable period in 2003. The effective tax rate for the quarter ended June 30, 2004 is lower than the effective tax rate as applied to year to date income (40.3%) primarily due to the realization in this quarter of the cumulative effects of a reduction in the effective tax rate from the rate used for the quarter ended March 31, 2004 (41.8%).

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

ACCOUNTING, TAX AND ADVISORY SERVICES. The ATA group contributed approximately $120.4 million and $119.0 million of revenue, or approximately 43.8% and 44.3% of CBIZ's total revenue for the six months ended June 30, 2004 and 2003, respectively. Acquisitions resulted in an increase in revenue of $3.5 million, primarily related to Sarbanes-Oxley consulting services from the acquisition CBIZ Harborview, offset by a decrease in revenue of $1.6 million resulting from divestitures. For ATA businesses with a full period of operations for the six months ended June 30, 2004 and 2003, same-unit revenue decreased approximately $0.5 million, or 0.4% due to fewer hours charged to clients, as a result of reduced headcount from a year ago. Gross margins decreased from 21.7% in 2003 to 20.8% in 2004 primarily due to the net decrease in same unit revenue and increased facility and equipment costs associated with consolidations completed in 2003.

BENEFITS AND INSURANCE SERVICES. The Benefits and Insurance group contributed approximately $76.9 million and $78.4 million of revenue, or approximately 28.0% and 29.2% of CBIZ's total revenue for the six months ended June 30, 2004 and 2003, respectively. Acquisitions accounted for an increase in revenue of $1.4 million, offset by a decrease in revenue of $5.5 million, related to the divestiture of the Health Administration Services unit in May, 2003. For Benefits and Insurance businesses with a full period of operations for the six months ended June 30, 2004 and 2003, same-unit revenue increased $2.6 million, or 3.6%, mainly due to higher commission bonus payments from carriers and increased specialty life insurance sales. Gross margin for the Benefits and Insurance group for the six months ended June 30, 2004 was 16.6% as compared to 19.9% for the six-months ended June 30, 2003.

The decline in gross margin is a result of additional investment in sales personnel during 2004. CBIZ expects these investments in sales personnel to result in margin improvement in future periods, once they have had time to establish their productions levels. In addition, significant decline in gross margin is attributable to one of the national businesses within the benefits and insurance group. This unit has experienced significant growth over the last several years, which has resulted in system, client service, and other operational challenges as a result of the rapid growth. CBIZ has allocated resources to support the current level of revenue and future growth, and is in the process of implementing new systems, including a new client service interface. Revenue adjustments resulting from higher policy terminations than originally estimated, combined with higher expenses to support growth by this unit resulted in a decrease in the gross margin of approximately $2.5 million.

NATIONAL PRACTICES SERVICES. The National Practices group contributed approximately $77.5 million and $71.2 million of revenue, or approximately 28.2% and 26.5% of CBIZ's total revenue for the six months ended June 30, 2004 and 2003, respectively.

CBIZ Medical Management Professionals (CBIZ MMP). CBIZ's medical practice management unit, which is included in the results of the National Practices group, contributed approximately $42.1 million and $36.2 million, or 15% and 14%, of CBIZ's total revenue for the six months ended June 30, 2004 and 2003, respectively. CBIZ MMP's revenue growth of 16.0% is primarily attributable to the addition of new clients obtained in the first six months of 2004 along with the maturation of clients obtained in the fourth quarter of 2003. Gross margin for CBIZ MMP for the six months ended June 30, 2004 was 16.3% as compared to 16.2% for the six months ended June 30, 2003. The gross margins remained flat as the investments in human capital discussed above were offset by stronger new client sales and stronger existing client sales for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

National Practice Services - Other. The other units within the National Practices group, excluding CBIZ MMP, contributed approximately $35.4 million and $35.0 million of revenue, or approximately 12.9% and 13.0% of CBIZ's total revenue for the six months ended June 30, 2004 and 2003, respectively. Same-unit revenue increased $1.9 million and the acquisition of a technology business accounted for $0.3 million of the increase. These increases were offset by a decline in revenue of $1.8 million related to the closure of unprofitable locations in the property tax and technology businesses during 2003. Approximately $2.6 million of the same-unit revenue increase was attributed to four transactions closed during the first six months of 2004 in CBIZ's mergers and acquisition business. This increase was offset in part by lower revenues in CBIZ's health care consulting and valuation businesses. Gross margin for National Practices - Other for the six months ended June 30, 2004 was 11.0% as compared to a loss of 2.6% for the six months ended June 30, 2003. The improvement in gross margin is attributable to revenue associated with the mergers and acquisitions business, combined with improvements and operational efficiencies in the payroll, technology and valuation businesses.

Revenue

 Total revenue for the six months ended June 30, 2004 was $274.8 million as compared to $268.6 million for the six months ended June 30, 2003, representing an increase of $6.2 million, or 2.3%. The increase in revenue attributable to acquisitions completed subsequent to June 30, 2003 was $5.2 million, and was offset by a decrease in revenue of $8.9 million due to divestitures completed subsequent to June 30, 2003. For business units with a full period of operations for the six months ended June 30, 2004 and 2003, revenue increased $9.9 million or 3.8%. A more comprehensive analysis of revenue by each operating practice group is discussed above.

Expenses

Operating expenses increased to $232.3 million for the six-month period ended June 30, 2004, from $226.3 million for the comparable period in 2003, an increase of $6.0 million or 2.7%. The primary components of operating expenses are personnel costs and occupancy expense, representing 81.1% and 81.9% of total operating expenses for the six months ended June 30, 2004 and 2003, respectively.

The increase in operating expenses supported growth in revenue, remaining relatively consistent as a percent of revenue at 84.2% and 84.0% (excluding consolidation and integration charges) for the six-month periods ended June 30, 2004 and 2003, respectively. The slight increase in operating expenses as a percent of revenue was a result of increases in professional fees and equipment costs, offset by efficiencies gained in personnel costs. Professional fees increased to 1.6% of total revenue for the six months ended June 30, 2004 from 1.1% for the comparable period in 2003, primarily driven by the acquisition of two Accounting, Tax and Advisory firms in the second and third quarters of 2003, which utilize external consultants to deliver services to clients. Equipment expenses as a percent of revenue increased to .9% from .7% for the six months ended June 30, 2004 and 2003, respectively, as the result of a shift from purchasing computer-related items to leasing such items. Leasing costs are reported as operating expenses, rather than capitalized and recorded as depreciation. Personnel costs were $170.6 million or 62.1% of total revenue for the six months ended June 30, 2004 and $168.1 million or 62.6% of total revenue for the six months ended June 30, 2003. Personnel costs decreased as a percent of revenue due to efficiencies gained through staff reductions in the ATA practice group. Staff reductions were somewhat offset by added personnel in wealth management to support revenue growth, and by annual merit increases in compensation that occurred in April 2004.

Consolidation and integration charges are reported as operating expenses in the accompanying consolidated financial statements, and increased as a percent or revenue to 0.4% from 0.2% for the six months ended June 30, 2004 and 2003, respectively. The increase in restructuring expenses occurred primarily as the result of an adjustment to our estimated noncancellable lease obligations in the second quarter of 2004.

Corporate general and administrative expenses increased to $11.4 million for the six-month period ended June 30, 2004, from $9.7 million for the comparable period in 2003. Corporate general and administrative expenses represented 4.2%, and 3.6% of total revenues for the six-month periods ended June 30, 2004 and 2003, respectively. The increase in corporate general and administrative expenses as a percent of revenues is primarily the result of legal fees, settlements (net of recoveries), and litigation reserves incurred to address several long-standing litigation issues.

Depreciation and amortization expense decreased to $8.1 million for the six-month period ended June 30, 2004, from $8.6 million for the comparable period in 2003, a decrease of $0.5 million, or 5.3%. The decrease is primarily attributable to the shift from purchasing computer-related items and furniture to leasing such items. These operating lease costs are recorded as operating expenses, rather than capitalized and recorded as depreciation, and total $1.2 million for the six months ended June 30, 2004 and $0.6 million for the six months ended June 30, 2003. As a percentage of total revenue, depreciation and amortization expense was 3.0% for the six-month period ended June 30, 2004, compared to 3.2% for the comparable period in 2003.

Interest expense increased to $0.7 million for the six-month period ended June 30, 2004, from $0.6 million for the comparable period in 2003, an increase of $0.1 million, or 7.9%. The increase is the result of higher average debt during the first half of 2004, of $33.6 million, compared to $15.0 million during the first half of 2003. Higher debt in the first half of 2004 is primarily due to share repurchase activity and is further described under "Liquidity and Capital Resources". The increase in interest expense due to higher average debt balances was offset by a decrease in average interest rates to 3.31% for the six months ended June 30, 2004 from 4.17% for the six months ended June 30, 2003. Additionally, interest expense for the first six months of 2003 included fees related to an interest rate swap that was terminated during the third quarter of 2003.

Gain on sale of operations, net was $0.9 million for the six months ended June 30, 2004, and was related to the sale of and operation and three client lists in the ATA practice group, and a client list in the B&I practice group. For the six months ended June 30, 2003, gain on sale of operations, net was $1.8 million and related primarily to the sale of Health Administrative Services (HAS) from the B&I practice group. A small business from the ATA practice group was also sold during the second quarter of 2003.

CBIZ reported other income of $0.8 million for the six-month period ended June 30, 2004, compared to other expense of $1.0 million for the comparable period in 2003, an increase $1.8 million. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ's payroll business, income earned on assets held in a rabbi trust related to the deferred compensation plan implemented in the first quarter of 2004, gains and losses on sale of assets, and miscellaneous income such as contingent royalties from previous divestitures. The change in other income for the six months ended June 30, 2004 from the six months ended June 30, 2003 is primarily related to $2.0 million of impairment charges to notes receivable during the six months ended June 30, 2003 that did not recur in 2004.

CBIZ recorded income taxes from continuing operations of $9.7 million for the six months ended June 30, 2004, compared to $10.2 million for the six months ended June 30, 2003. The effective tax rate decreased to 40.3% for the six month period ended June 30, 2004, from 42.3% for the comparable period in 2003. The effective tax rates for the six-months ended June 30, 2004 and 2003 are generally in line with the statutory federal and state tax rates.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

During the second quarter of 2004, CBIZ adopted a formal plan to divest of a firm in the National Practices practice group. This operation remains available for sale at June 30, 2004, and is classified as a discontinued operation in the accompanying financial statements. There were no plans to divest of operations adopted during the first quarter of 2004, and there were no operations available for sale at March 31, 2004.

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

Revenue associated with discontinued operations for the three and six-month periods ended June 30, 2004 were $0.3 million and $0.6 million, and losses from operations, net of tax were $0.2 million and $0.3 million, respectively. Revenue associated with discontinued operations for the three and six-month periods ended June 30, 2003 were $2.3 million and $4.8 million, and losses from operations, net of tax were $0.2 million and $0.5 million, respectively.

FINANCIAL CONDITION

Total assets were $411.2 million, total liabilities were $157.9 million and shareholders equity was $253.3 million as of June 30, 2004. Current assets of $186.2 million exceeded current liabilities of $104.9 million by $81.3 million.

Cash and cash equivalents increased $0.5 million to $4.3 million for the quarter ended June 30, 2004. Restricted cash was $12.5 million at June 30, 2004, an increase of $1.7 million from December 31, 2003. Restricted cash represents those funds held in connection with CBIZ's NASD regulated operations and funds held in connection with the pass through of insurance premiums to the carrier. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net were $118.5 million at June 30, 2004, an increase of $7.3 million from December 31, 2003. The increase in accounts receivable is attributed to the seasonal increase in revenue during the first four months of the year, primarily driven by tax services provided by the ATA practice group. Days sales outstanding (DSO), from continuing operations, which are calculated based on gross accounts receivable balance at the end of the period divided by daily revenue, decreased from 82 days at December 31, 2003 to 79 days at June 30, 2004. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company's ability to collect on receivables in a timely manner.

Goodwill and other intangible assets, net of accumulated amortization, increased $4.1 million from December 31, 2003. Acquisitions, including contingent consideration earned, resulted in a $5.2 million increase in intangibles in the first and second quarters of 2004. In addition, intangibles decreased by $1.1 million as a result of divestitures completed during the six months ended June 30, 2004, and amortization expense for client lists and other intangibles.

Other current assets increased $2.1 million due to the timing of prepaid assets. CBIZ prepays insurance and software maintenance costs in the first quarter, and amortizes them over twelve months. Other assets (non-current) increased $2.6 million, primarily due to assets held in a rabbi trust in connection with the deferred compensation plan that was implemented during the first quarter of 2004. These assets are directly offset by liabilities which are recorded as other non-current liabilities in the accompanying consolidated financial statements.

As further described in note 1 to the accompanying consolidated financial statements, funds held for clients are directly offset by client fund obligations. Funds held for clients fluctuate during the year based on the timing of cash receipts and related payments.

The accounts payable balance of $28.6 million at June 30, 2004, reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued expenses - current increased $1.3 million to $35.6 million at June 30, 2004, as the result of increases in unearned revenue (primarily retainers received at the beginning of the year and amortized throughout the year), contingent consideration earned in connection with various acquisitions, and capitalized furniture and equipment leases in connection with consolidation activities in Kansas; increases were offset by incentive compensation which was accrued at December 31, 2003 and paid in the first quarter of 2004. The increase in income taxes payable to $4.1 million at June 30, 2004, from income taxes recoverable of $0.4 million at December 31, 2003, is due to tax refunds received in fiscal 2003 that are not expected to recur in 2004. Client fund obligations of $36.2 million were directly related to funds held for clients in the same amount as reflected in current assets.

Bank debt for amounts due on CBIZ's credit facility increased by $32.8 million to $46.8 million at June 30, 2003 from December 31, 2003, driven primarily by stock repurchases made during the second quarter of 2004. Accrued expenses - non-current increased $4.3 million due to the deferred compensation plan as described above, and capitalized furniture and equipment leases in connection with consolidation activities in Kansas City.

LIQUIDITY AND CAPITAL RESOURCES

CBIZ's bank line of credit is a $73.0 million revolving credit facility with Bank of America as the agent bank. The credit facility carries an option to increase the total commitment to $80.0 million and allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. CBIZ expects to use the facility for working capital, internal growth initiatives, and its acquisition program. The facility has a three-year term with an expiration date of September 2005. CBIZ is currently in compliance with all covenants under its credit facility. Effective August 9, 2004, the Company modified its credit facility with the banks. See Note 12 to CBIZ's consolidated financial statements included herewith for additional information regarding the new credit facility.

At June 30, 2004, CBIZ had $46.8 million outstanding under its credit facility, leaving approximately $11.9 million of available funds under the facility based on the borrowing base calculation. Management believes that those available funds, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future, including the funding to repurchase up to 10.5 million shares of its outstanding common stock, approximately 8.0 million of which were purchased during the three months ended June 30, 2004, as authorized by its Board of Directors on March 3, 2004 and supplemented on May 27, 2004. See Notes 4 and 12 to CBIZ's consolidated financial statements included herewith for additional information regarding the credit facility.

SOURCES AND USES OF CASH

Cash provided by operating activities and funds available from CBIZ's credit facility provide the resources to support current operations, projected growth, acquisitions, capital expenditures, and share repurchases. Net cash provided by continuing operating activities was $10.7 million for the six months ended June 30, 2004, compared to $18.5 million for the same period in 2003. In comparison to 2003, the resulting decrease in cash provided by continuing operating activities during 2004 was primarily a result of the change in net working capital. CBIZ's principal source of net operating cash is derived from the collection of fees from professional services rendered to its clients and commissions earned in the areas of accounting, tax, valuation and advisory services, benefits consulting and administration services, insurance, human resources and payroll solutions, capital advisory, retirement and wealth management services and technology solutions.

Net cash used in investing activities during the six months ended June 30, 2004 of $3.3 million primarily consisted of $4.1 million used for capital expenditures and approximately $3.3 million used toward acquisitions and contingent consideration earned from previously acquired businesses; see Note 8 to CBIZ's consolidated financial statements included herewith for additional information regarding acquisitions. Cash provided by investing activities include $3.0 million of proceeds from the divestiture of a business unit and various client lists, and $1.1 million from the collections of notes receivables related primarily to divestitures. Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of certain offices, IT capital to support the growth of the medical practice management unit and equipment purchases in relation to normal replacement. Net cash used in investing activities during the six months ended June 30, 2003 of $2.9 million primarily consisted of $5.1 million used for capital expenditures, and $1.9 million used toward acquisitions and contingent consideration earned from previously acquired businesses, and was offset by cash provided through divestitures of $3.8 million and $0.3 million from the collections of notes receivables related primarily to divestitures.

Net cash used in financing activities was $6.6 million during the six months ended June 30, 2004. During the same period in 2003, net cash used in investing activities was $18.4 million. Proceeds from bank debt and net cash provided by operating activities were the primary sources used to fund the repurchase of $39.8 million of CBIZ capital stock during 2004. During the six months ended June 30, 2003, cash provided by operating activities was the primary source of paying down the remaining $17.5 million of bank debt and effectively eliminating bank debt at June 30, 2003.

A summary of CBIZ's contractual obligations remaining as of June 30, 2004 is as follows (in thousands):

                                                                         FISCAL YEAR ENDING
                                              ----------------------------------------------------------------------
                                     TOTAL          2004          2005          2006          2007          2008       THEREAFTER
                                    --------      --------      --------      --------      --------      --------     ----------
ON-BALANCE SHEET
Bank debt(2) .................      $ 46,825      $     --      $ 46,825     $      --     $      --     $      --     $      --
Notes payable and
   capitalized leases ........         5,136         2,848           752           431           409           696            --
Non-cancelable operating
   lease obligations .........       186,368        15,936        27,673        23,710        20,110        18,296        80,643
Restructuring lease
   obligations(1) ............         9,994         1,664         2,235         2,094         2,019         1,311           671

OFF-BALANCE SHEET
Letters of credit ............         2,771         2,127           314            --            --            --           330
Performance guarantees for
   non-consolidated affiliates         1,109           705           404            --            --            --            --
                                    --------      --------      --------      --------      --------      --------      --------
  Total ......................      $252,203      $ 23,280      $ 78,203      $ 26,235      $ 22,538      $ 20,303      $ 81,644
                                    ========      ========      ========      ========      ========      ========      ========


     (1)  Excludes cash payments for subleases.
     (2) CBIZ modified its credit facility effective August 9, 2004. The new facility has a five year term and will expire in August 2009.

OFF-BALANCE SHEET ARRANGEMENTS

CBIZ maintains administrative service agreements with 12 CPA firms, as described more fully in our Annual Report on Form 10-K for the year ended December 31, 2003, which qualify as variable interest entities under FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," as amended. The impact to CBIZ of this accounting pronouncement is not material to the financial condition, results of operations or cash flows of CBIZ, and is further discussed in note 1 of the accompanying consolidated financial statements.

CBIZ provided guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative services agreement. Potential obligations under the guarantees totaled $1.1 million and $0.7 million at June 30, 2004 and December 31, 2003, respectively. CBIZ expects the guarantees to expire without the need to advance any cash. In accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", CBIZ has recognized a liability for the fair value of the obligation undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated financial statements.

Letters of credit are issued under our credit facility and are discussed in note 4 of the accompanying consolidated financial statements.

We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to such matters as title to assets sold and certain tax matters. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2004, we were not aware of any indemnification agreements that would require material payments.

INTEREST RATE RISK MANAGEMENT

The Company has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow the Company to maintain a target range of fixed to floating rate debt. During the six months ending June 30, 2004, management did not utilize interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

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

    NATIONAL PRACTICES -- The business units that comprise this practice group offer a variety of services. A description of revenue recognition associated with the primary services is provided below:

     - Mergers & Acquisitions and Capital Advisory -- Revenue associated with non-refundable retainers is recognized on a pro rata basis over the life of the engagement. Revenue associated with success fee transactions is recognized when the transaction is completed.

     - Technology Consulting -- Revenue associated with hardware and software sales is recognized upon delivery and acceptance of the product. Revenue associated with installation and service agreements is recognized as services are performed. Consulting revenue is recognized on an hourly or per diem fee basis as services are performed.

     - Valuation and Property Tax -- Revenue associated with retainer contracts is recognized on a pro rata basis over the life of the contract, which is generally twelve months. Revenue associated with contingency arrangements is recognized once written notification is received from an outside third party (e.g., assessor in the case of a property tax engagement) acknowledging that the contingency has been resolved.

     - Medical Management Group -- Fees for services are primarily based on a percentage of net collections on our clients' patient accounts receivable. As such, revenue is determinable, earned, and recognized, when payments are received on our clients' patient accounts.

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

VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

CBIZ utilizes the purchase method of accounting for all business combinations in accordance with Statement of Financial Accounting Standard No., 141, "Business Combinations" (SFAS 141). Intangible assets, which include client lists and non-compete agreements, are amortized principally by the straight-line method over their expected period of benefit, not to exceed ten years.

In accordance with the provisions of SFAS 142, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no goodwill impairment during the three or six months ended June 30, 2004 or 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The impairment evaluation and recognition guidance of EITF 03-1 is to be applied prospectively and is effective for reporting periods beginning after June 15, 2004; the additional disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on its results of operations or financial position.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures About Market Risk. CBIZ's floating rate debt under its credit facility exposes the Company to interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at June 30, 2004, interest expense would increase or decrease by approximately $0.5 million annually.

CBIZ does not engage in trading market risk sensitive instruments. The Company has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow the Company to maintain a target range of fixed to floating rate debt. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

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

The Company experienced operational challenges due to rapid growth in one of its national insurance units. Accordingly, additional resources are being deployed to improve controls at this unit. A more detailed description is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations," under Item 2 or this Form 10-Q.

CONCLUSIONS

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in providing reasonable assurance that material information relating to CBIZ is made known to management on a timely basis during the period when our periodic reports are being prepared.

Other than disclosed above, there were no changes in our Internal Controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1. LEGAL PROCEEDINGS

Since September 1999, seven purported stockholder class-action lawsuits filed against CBIZ and certain of our current and former directors and officers were consolidated as In Re Century Business Services Securities Litigation, Case No. 1:99CV2200, in the United States District Court for the Northern District of Ohio. The plaintiffs alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February, 1998, through January, 2000, by, among other things, improperly amortizing goodwill and failing to adequately monitor changes in operating results. The United States District Court dismissed the matter with prejudice on June 27, 2002. The matter was appealed by the plaintiffs to the Sixth Circuit Court of Appeals. On March 30, 2004, the Court of Appeals affirmed the dismissal of the plaintiffs' complaint in its entirety. The Court also upheld the lower court's denial of the plaintiffs' request for leave to amend their complaint. CBIZ expects that this opinion and order will end proceedings in this case, although further appeal technically is permissible.

The Company is a defendant in the case In Re Heritage Bond Litigation, 02-ML-1475 DT (RCx), pending in the Central District of California, as well as a related unconsolidated matter in which plaintiffs allege numerous claims, including mismanagement and misappropriation of funds from a bond financing, against unrelated parties, The Heritage Group and its trustee, U.S. Trust. As part of this case, the plaintiffs brought an action against two CBIZ subsidiaries (CBIZ Valuation Group, Inc. and CBIZ Accounting, Tax & Advisory, Inc.) alleging negligence and negligent misrepresentation in connection with the provision of valuation and feasibility study services to The Heritage Group. These claims have been pending since 2001 and relate to services performed from 1996 through 2000.

On April 22, 2004, the Magistrate Judge handling discovery issues in the case entered an order treating CBIZ Valuation as if it had admitted certain facts as a result of the failure by the Company's former outside counsel handling the case to timely file a discovery response. This law firm did not inform the Company or its subsidiary that it had missed the discovery response filing deadline or that the April 22nd order had been entered against the Company's subsidiary.

The Company retained Irell & Manella LLP to represent its subsidiaries in connection with this case going forward. On June 28, 2004, following a hearing before U.S. District Court Judge Dickran Tevrizian, the Court granted the motion of CBIZ Valuation to reconsider and set aside the Magistrate Judge's earlier order. The admissions have been withdrawn and CBIZ Valuation has filed a proper response to the requests for admissions. Although the Company cannot predict the outcome of this case, the Company continues to believe that it has a strong defense to the claims against its subsidiaries.

The Company has received from the plaintiffs offers and demands to settle these suits for approximately $13.0 million. Discovery in these matters currently is set to continue through August 2004. Although the ultimate disposition of this proceeding is not presently determinable, management continues to believe that the ultimate resolution of this matter will not have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 3, 2004, the Board of Directors authorized a share repurchase of up to
8.5 million shares of CBIZ common stock. A supplement to the plan was approved by the Board of Directors on May 27, 2004, authorizing CBIZ to purchase an additional 2.0 million shares of CBIZ common stock, for a total of 10.5 million shares. These plans expire December 31, 2004, and CBIZ does not intend to terminate any plan prior to its expiration.

                                                  ISSUER PURCHASES OF EQUITY SECURITIES

                                      TOTAL                          TOTAL NUMBER OF       MAXIMUM NUMBER OF
                                    NUMBER OF          AVERAGE       SHARES PURCHASED     SHARES THAT MAY YET
                                      SHARES          PRICE PAID    AS PART OF PUBLICLY   BE PURCHASED UNDER
PERIOD                              PURCHASED         PER SHARE(1)     ANNOUNCED PLAN          THE PLAN

April 1 - April 30, 2004(2)(3)      7,500,000            $5.04            7,500,000            1,000,000

May 1 - May 31, 2004(4) ......        396,500            $4.21              396,500            2,603,500

June 1 - June 30, 2004(4) ....         67,266            $4.30               67,266            2,536,234
                                    ---------            -----            ---------

Total ........................      7,963,766            $4.99            7,963,766
                                    =========            =====            =========


     (1)  Average price paid per share includes fees and commissions.

     (2) Shares were repurchased at a price of $5.00 per share under a tender offer that was concluded on April 1, 2004.

     (3) Excludes 30,000 shares that were returned to treasury stock as proceeds from the sale of a divested business.

     (4)  Open market repurchases.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Listed below are the results of matters that were submitted to vote at the Annual Meeting of Stockholders held on May 27, 2004:

1) Election of the following individuals to the Board of Directors to serve until the 2007 Annual Meeting of Stockholders:

                                  Authority Granted          Authority Withheld
                                  -----------------          ------------------
         Rick L. Burdick             50,716,004                10,439,320
         Steven L. Gerard            59,858,028                 1,297,296

2) Ratification of the appointment of KPMG LLP as independent accountants for fiscal year 2004:

             Shares For             Shares Against            Abstained
             ----------             --------------            ---------
             60,475,382                642,755                 37,187

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K

          The following Current Reports on Form 8-K were filed during the three months ended June 30, 2004:

          On May 3, 2004, CBIZ furnished a current report on Form 8-K to provide investors with its financial results for the first quarter ended March 31, 2004, as released to the public and discussed on a conference call on April 27, 2004.

          On May 24, 2004, CBIZ filed a current report on Form 8-K to provide investors with information regarding the status of a legal case in which CBIZ is the defendant.

          On June 1, 2004, CBIZ filed a current report on Form 8-K to inform investors that CBIZ's Board of Directors authorized a stock repurchase of up to 2,000,000 shares, which supplements the Company's repurchase plan previously announced on March 4, 2004. Under the repurchase plan, the Company seeks to buy 10,500,000 shares of its common stock during 2004.

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


Date:   August 9, 2004                By:      /s/ WARE H. GROVE
        -------------------                    --------------------------
                                               Ware H. Grove
                                               Chief Financial Officer