Form 10-Q
period 2004-09-30
CENTURY BUSINESS SERVICES INC
filed 2004-11-09
CIK 944148

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                         Commission file number 0-25890

                         CENTURY BUSINESS SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                     22-2769024
------------------------------------     ---------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio               44131
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

                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Outstanding at
      Class of Common Stock                            October 31, 2004
    ------------------------                        ----------------------
    Par value $.01 per share                             76,537,921

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                   Page
PART I. FINANCIAL INFORMATION:

        Item 1. Financial Statements

                Consolidated Balance Sheets  -
                September 30, 2004 and December 31, 2003                               3

                Consolidated Statements of Operations  -
                Three and Nine Months Ended September 30, 2004 and 2003                4

                Consolidated Statements of Cash Flows  -
                Nine Months Ended September 30, 2004 and 2003                          5

                Notes to the Consolidated Financial Statements                      6-17

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                          18-34

        Item 3. Quantitative and Qualitative Disclosures About Market Risk            34

        Item 4. Controls and Procedures                                               35

PART II. OTHER INFORMATION :

        Item 1. Legal Proceedings                                                     36

        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           37

        Item 6. Exhibits and Reports on Form 8-K                                   37-38

        Signature                                                                     39

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2004             2003
                                                                    -------------    ------------
                             ASSETS
Current assets:
  Cash and cash equivalents..................................         $   3,977       $   3,791
  Restricted cash............................................            13,807          10,880
  Accounts receivable, net...................................           112,116         109,436
  Notes receivable - current.................................             1,425           1,315
  Income taxes recoverable...................................                 -             438
  Deferred income taxes - current............................             3,794           3,360
  Other current assets.......................................             9,083           7,651
  Assets of businesses held for sale.........................             1,013           3,179
                                                                      ---------       ---------
      Current assets before funds held for clients...........           145,215         140,050
  Funds held for clients.....................................            48,027          44,917
                                                                      ---------       ---------
      Total current assets...................................           193,242         184,967
Property and equipment, net..................................            38,575          40,095
Notes receivable - non-current...............................             3,134           2,433
Deferred income taxes - non-current..........................             7,491           4,215
Goodwill and other intangible assets, net....................           170,924         167,280
Other assets.................................................             7,273           3,155
                                                                      ---------       ---------
      Total assets...........................................         $ 420,639       $ 402,145
                                                                      =========       =========

                           LIABILITIES

Current liabilities:
  Accounts payable...........................................         $  28,103       $  28,495
  Income taxes payable.......................................             1,279               -
  Other current liabilities..................................            34,928          34,178
  Liabilities of businesses held for sale....................               452             826
                                                                      ---------       ---------
      Current liabilities before client fund obligations.....            64,762          63,499
  Client fund obligations....................................            48,027          44,917
                                                                      ---------       ---------
       Total current liabilities.............................           112,789         108,416
Bank debt....................................................            52,500          14,000
Other non-current liabilities................................             6,278           1,891
                                                                      ---------       ---------
       Total liabilities.....................................           171,567         124,307
                                                                      ---------       ---------

                      STOCKHOLDERS' EQUITY

Common stock.................................................               962             957
Additional paid-in capital...................................           443,758         441,407
Accumulated deficit..........................................          (115,119)       (129,438)
Treasury stock...............................................           (80,518)        (35,087)
Accumulated other comprehensive loss.........................               (11)             (1)
                                                                      ---------       ---------
       Total stockholders' equity............................           249,072         277,838
                                                                      ---------       ---------
       Total liabilities and stockholders' equity............         $ 420,639       $ 402,145
                                                                      =========       =========

See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    -------------------------       -------------------------
                                                                       2004            2003            2004            2003
                                                                    ---------       ---------       ---------       ---------
Revenue.........................................................    $ 121,550       $ 117,396       $ 394,515       $ 383,893
Operating expenses..............................................      109,877         107,394         340,617         332,034
                                                                    ---------       ---------       ---------       ---------
Gross margin....................................................       11,673          10,002          53,898          51,859

Corporate general and administrative expense....................        6,841           4,940          18,275          14,633
Depreciation and amortization expense...........................        4,105           4,095          12,216          12,653
                                                                    ---------       ---------       ---------       ---------
Operating income................................................          727             967          23,407          24,573

Other income (expense):
  Interest expense..............................................         (369)           (234)         (1,038)           (854)
  Gain on sale of operations, net...............................           78             207             996           1,991
  Other income (expense), net...................................          527             452           1,358            (558)
                                                                    ---------       ---------       ---------       ---------
       Total other income, net..................................          236             425           1,316             579

Income from continuing operations before
   income tax expense...........................................          963           1,392          24,723          25,152
Income tax expense..............................................          473           1,068          10,053          11,155
                                                                    ---------       ---------       ---------       ---------

Income from continuing operations...............................          490             324          14,670          13,997
Loss from operations of discontinued businesses, net of tax.....         (372)           (352)           (589)           (594)

Gain (loss) on disposal of discontinued businesses, net of tax..          238            (210)            238            (393)
                                                                    ---------       ---------       ---------       ---------
Net income (loss)...............................................    $     356       $    (238)      $  14,319       $  13,010
                                                                    =========       =========       =========       =========

Earnings (loss) per share:
   Basic:
     Continuing operations......................................    $    0.01       $       -       $    0.18       $    0.15
     Discontinued operations....................................            -               -               -           (0.01)
                                                                    ---------       ---------       ---------       ---------
     Net income (loss)..........................................    $    0.01       $       -       $    0.18       $    0.14
                                                                    =========       =========       =========       =========

   Diluted:
     Continuing operations......................................    $    0.01       $       -       $    0.18       $    0.15
     Discontinued operations....................................            -               -           (0.01)          (0.01)
                                                                    ---------       ---------       ---------       ---------
     Net income (loss)..........................................    $    0.01       $       -       $    0.17       $    0.14
                                                                    =========       =========       =========       =========

Basic weighted average shares outstanding.......................       77,311          86,228          80,200          92,118
                                                                    =========       =========       =========       =========
Diluted weighted average shares outstanding.....................       79,373          88,971          82,480          94,267
                                                                    =========       =========       =========       =========

See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 -------------------------
                                                                                    2004            2003
                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................................    $  14,319       $  13,010
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Loss from operations of discontinued businesses.........................          589             594
     (Gain) loss on disposal of discontinued businesses......................         (238)            393
     Gain on sale of operations..............................................         (996)         (1,991)
     Bad debt expense, net of recoveries.....................................        3,110           3,406
     Impairment of notes receivable..........................................          ---           1,625
     Notes payable extinguishment............................................         (428)            ---
     Depreciation and amortization...........................................       12,216          12,653
     Deferred income taxes...................................................       (3,710)            954
   Changes in assets and liabilities, net of acquisitions and dispositions:
     Restricted cash.........................................................       (2,927)          4,018
     Accounts receivable, net................................................       (6,243)        (13,278)
     Other assets............................................................       (6,643)           (777)
     Accounts payable........................................................         (195)          1,396
     Income taxes............................................................        1,393          11,567
     Accrued expenses and other liabilities..................................        2,059          (2,197)
                                                                                 ---------       ---------
Net cash provided by continuing operations...................................       12,306          31,373
Net cash used in discontinued operations.....................................         (482)           (980)
                                                                                 ---------       ---------
Net cash provided by operating activities....................................       11,824          30,393
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions, net of cash acquired and contingent
    consideration earned.....................................................       (4,322)         (3,256)
   Cash proceeds from divested operations and client lists...................        3,030           5,045
   Additions to property and equipment, net..................................       (6,245)         (7,639)
   Net decrease in notes receivable..........................................        1,738           1,473
                                                                                 ---------       ---------
Net cash used in investing activities........................................       (5,799)         (4,377)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank debt...................................................      213,405         165,200
   Proceeds from notes payable...............................................          ---             383
   Payment of bank debt......................................................     (174,905)       (159,700)
   Payment of notes payable and capitalized leases...........................         (296)         (1,038)
   Payment for acquisition of treasury stock.................................      (45,287)        (33,523)
   Proceeds from exercise of stock options and warrants......................        1,244             733
                                                                                 ---------       ---------
Net cash used in financing activities........................................       (5,839)        (27,945)
                                                                                 ---------       ---------

Net increase(decrease) in cash and cash equivalents..........................          186          (1,929)
Cash and cash equivalents at beginning of year...............................        3,791           6,351
                                                                                 ---------       ---------
Cash and cash equivalents at end of period...................................    $   3,977       $   4,422
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

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of Century Business Services, Inc. and its consolidated subsidiaries (CBIZ) as of September 30, 2004, and December 31, 2003, and the results of their operations for the three and nine months ended September 30, 2004, and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ's annual report on Form 10-K for the year ended December 31, 2003. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of critical accounting policies.

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

      Operating Expenses

      Operating expenses represent costs incurred by our operating business units, and consist primarily of personnel and occupancy related expenses. Personnel costs include base compensation, payroll taxes, and benefits, which are recognized as expense as they are incurred, and incentive compensation costs which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after our year-end results are finalized; thus, estimates are subject to change. Total personnel costs were $79.0 million and $76.3 million for the three months ended September 30, 2004 and 2003, and $248.4 million and $243.3 million for the nine months ended September 30, 2004 and 2003, respectively.

      The largest components of occupancy costs are rent expense and utilities. Rent expense is recognized over respective lease terms, and utilities are recognized as incurred. Total facility costs were $8.6 million and $8.7 million for the three months ended September 30, 2004 and 2003, and $26.3 million and $25.8 million for the nine months ended September 30, 2004 and 2003, respectively.

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

      Funds Held for Clients and Client Fund Obligations

      As part of our payroll and property tax management services, CBIZ is engaged in the preparation of payroll checks, federal, state, and local payroll tax returns, property tax payments and flexible spending account administration. In relation to these services, CBIZ collects funds from its client's accounts in advance of paying these client obligations. Funds that are collected before they are due are held in an account in CBIZ's name and invested in short-term investment grade instruments with a maturity of twelve months or less from the date of purchase. These funds, which may include cash, cash equivalents and short-term investments, are segregated and reported separately as funds held for clients. There are no regulatory or other contractual restrictions placed on these funds. Funds held for clients and the related client fund obligations are included in the consolidated balance sheets as current assets and current liabilities, respectively. The amounts of collected, but not yet remitted funds for CBIZ's payroll and property tax management services vary significantly during the year.

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

                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                   ---------------------       ------------------------
                                     2004          2003           2004            2003
                                   -------       -------       ----------    ----------
Net income (loss) as reported...   $   356       $  (238)      $   14,319    $   13,010

Fair value of stock-based
  compensation, net of tax......      (358)         (816)          (1,065)       (2,435)
                                   -------       -------       ----------    ----------
Pro forma net income (loss).....   $    (2)      $(1,054)      $   13,254    $   10,575
                                   =======       =======       ==========    ==========
Earnings (loss) per share:
    Basic - as reported.........   $  0.01       $     -       $     0.18    $     0.14
    Basic - pro forma...........   $     -       $ (0.01)      $     0.17    $     0.11
    Diluted - as reported.......   $  0.01       $     -       $     0.17    $     0.14
    Diluted - pro forma.........   $     -       $ (0.01)      $     0.16    $     0.11

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

2.    ACCOUNTS RECEIVABLE, NET

      Accounts receivable balances were as follows (in thousands):

                                        SEPTEMBER 30,   DECEMBER 31,
                                            2004           2003
                                        -------------  -------------
Trade accounts receivable..............   $ 81,765      $  80,649
Unbilled revenue.......................     39,680         36,886
                                          --------      ---------
Total accounts receivable..............    121,445        117,535
Less allowance for doubtful accounts...     (9,329)        (8,099)
                                          --------      ---------
Accounts receivable, net...............   $112,116      $ 109,436
                                          ========      =========

3.    GOODWILL AND OTHER INTANGIBLE ASSETS, NET

      The components of goodwill and other intangible assets, net were as follows (in thousands):

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2004            2003
                                                    -------------   ------------
Goodwill.........................................    $ 159,691       $ 157,815
Intangibles:
  Client lists...................................       15,834          13,493
  Other intangibles..............................          891             682
                                                     ---------       ---------
       Total intangibles.........................       16,725          14,175
Total goodwill and other intangible assets.......      176,416         171,990
Less accumulated amortization....................       (5,492)         (4,710)
                                                     ---------       ---------
Total goodwill and other intangible assets, net..    $ 170,924       $ 167,280
                                                     =========       =========

      Client lists are amortized over periods not exceeding ten years. Other intangibles, which consist primarily of non-compete agreements, are amortized over periods ranging from two to ten years. Amortization expense of client lists and other intangible assets was approximately $0.5 million and $0.4 million for the three months ended September 30, 2004 and 2003 and $1.3 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively.

4.    BANK DEBT

      Bank debt balances were as follows (in thousands, except percentages):

                                   SEPTEMBER 30,   DECEMBER 31,
                                     2004            2003
                                  -------------   --------------
Bank debt:
 Revolving credit facility.....   $      52,500   $       14,000
                                  =============   =============
 Weighted average rates (1)....            3.38%           4.39%
                                  =============   =============
 Range of effective rates (1)..    2.98% - 5.38%   3.08% - 5.58%
                                  =============   =============

(1) Rates are provided for the nine months ended September 30, 2004, and the twelve months ended December 31, 2003, respectively.

      Effective August 9, 2004, CBIZ modified its credit facility increasing the total commitment from $73.0 million to $100.0 million, with an option to increase to $125.0 million. The modified facility provides CBIZ additional operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The modified facility will also reduce the Company's borrowing costs.

      The credit facility is maintained with Bank of America as agent bank for a group of five participating banks and has a five year term expiring August 2009. The credit facility is secured by substantially all assets and capital stock of CBIZ and its subsidiaries. Management believes that the carrying amount of bank debt approximates its fair value, and CBIZ had approximately $43.6 million of available funds under the facility at September 30, 2004.

      Under the facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin. Additionally, a commitment fee of 30 to 45 basis points is charged on the unused portion of the facility. The borrowing base calculation required under the previous facility is not required under the current facility.

      The bank agreement contains financial covenants and restrictions which are similar to those under the previous facility. Covenants require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. Limitations are also placed on CBIZ's ability to acquire businesses, repurchase CBIZ common stock and to divest operations. As of September 30, 2004, CBIZ is in compliance with its covenants.

      The bank agreement also places restrictions on CBIZ's ability to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. According to the terms of the agreement, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. The agreement contains a provision that, in the event of a defined change in control, the agreement may be terminated.

      In the ordinary course of business, CBIZ provides letters of credit to certain lessors in lieu of security deposits. Letters of credit under the credit facility were $2.8 million and $3.2 million as of September 30, 2004, and December 31, 2003, respectively. CBIZ also acted as guarantor on three letters of credit for a CPA firm with which it has an affiliation. The letters of credit total $1.2 million and $0.7 million as of September 30, 2004, and December 31, 2003, respectively. In accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and its amendments ("FIN 45-1" and "FIN 45-2"), CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

5.    CONTINGENCIES

      Since September 1999, seven purported stockholder class-action lawsuits filed against CBIZ and certain of our current and former directors and officers were consolidated as In Re Century Business Services Securities Litigation, Case No.1:99CV2200, in the United States District Court for the Northern District of Ohio. The plaintiffs alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February, 1998, through January, 2000, by, among other things, improperly amortizing goodwill and failing to adequately monitor changes in operating results. The United States District Court dismissed the matter with prejudice on June 27, 2002. The matter was appealed by the plaintiffs to the Sixth Circuit Court of Appeals. On March 30, 2004, the Court of Appeals affirmed the dismissal of the plaintiffs' complaint in its entirety. The Court also upheld the lower court's denial of the plaintiffs' request for leave to amend their complaint. CBIZ believes that further appeal is now time-barred and that this matter is concluded.

      The Company is a defendant in the case In Re Heritage Bond Litigation, Case No. 02-ML-1475 DT (RCx), pending in the Central District of California, as well as a related unconsolidated matter in which plaintiffs allege numerous claims, including mismanagement and misappropriation of funds from a bond financing, against unrelated parties, The Heritage Group and its trustee, U.S. Trust. As part of these cases, the plaintiffs brought an action against two CBIZ subsidiaries (CBIZ Valuation Group, Inc. and CBIZ Accounting, Tax & Advisory, Inc.) alleging negligence and negligent misrepresentation in connection with the provision of valuation and feasibility study services to The Heritage Group. These claims have been pending since 2001 and relate to services performed from 1996 through 2000. Plaintiffs in the class litigation have now attempted to join Century Business Services, Inc. as a party defendant as well.

      The Company has received from the plaintiffs reduced offers and demands to settle these suits for approximately $7.0 million, an amount well in excess of the net revenue of the subsidiaries. As a result of the failure of the insurers of Century and its subsidiaries to completely cover the cost of settlement and defense, Century has filed suit against its carriers to determine its coverage rights. Although the ultimate disposition of these proceedings are not presently determinable, management continues to believe that the ultimate resolutions of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

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

6.    CONSOLIDATION AND INTEGRATION CHARGES

      In an effort to meet its strategy to deliver services to clients conveniently, and to promote cross-serving between various practice groups, CBIZ has initiated consolidation activities in several markets, including a consolidation of the Dallas market during the first quarter of 2004. Consolidation and integration charges include non-cancelable lease obligations, adjustments to lease accruals based on sublease assumptions, severance obligations, and other costs such as moving costs. During the nine months ended September 30, 2004, consolidation and integration charges included $1.0 million related to real estate leasing costs in the Chicago market. There were no significant charges related to consolidation and integration activity during the nine months ended September 30, 2003.

      Consolidation and integration reserve balances for leases as of December 31, 2003, and activity during the nine-month period ended September 30, 2004, was as follows (in thousands):

                                                   LEASE
                                               CONSOLIDATION
                                               -------------
Reserve balance at December 31, 2003.......       $ 2,804
Amounts adjusted against income (1)........         1,703
Payments...................................        (1,822)
                                                  -------
Reserve balance at September 30, 2004......       $ 2,685
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

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                  ----------------------       ----------------------
                                                    2004          2003           2004         2003
                                                  --------      --------       --------      --------
NUMERATOR:
Net income (loss)..............................   $    356      $   (238)      $ 14,319      $ 13,010

DENOMINATOR:
BASIC
Weighted average common shares.................     77,311        86,228         80,200        92,118
                                                  --------      --------       --------      --------
DILUTED
Options........................................      2,049         2,743          2,267         2,149
Restricted stock awards........................         11             -             11             -
Contingent shares (1)..........................          2             -              2             -
                                                  --------      --------       --------      --------
Total diluted weighted average common shares...     79,373        88,971         82,480        94,267
                                                  --------      --------       --------      --------
Basic net income (loss) per share..............   $   0.01      $      -       $   0.18      $   0.14
                                                  ========      ========       ========      ========
Diluted net income (loss) per share............   $   0.01      $      -       $   0.17      $   0.14
                                                  ========      ========       ========      ========

(1) Contingent shares represent shares that will not be issued until future conditions have been met.

8.    ACQUISITIONS

      During the nine months ended September 30, 2004, CBIZ completed the acquisition of a benefits and insurance firm in Chicago, Illinois, an accounting tax and advisory firm in Denver, Colorado, and a technology firm in Cleveland, Ohio which is reported as part of our National Practices - Other segment. Aggregate consideration for the acquisitions consisted of approximately $2.9 million cash and 136,000 shares of restricted common stock (estimated stock value of $0.6 million at acquisition) paid at closing, and up to an additional $5.7 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue and earnings targets.

      During the nine months ended September 30, 2003, CBIZ completed acquisitions of benefits and insurance firms in Boca Raton, Florida, and Salt Lake City, Utah, as well as the client lists of three benefits agencies. CBIZ also completed acquisitions of accounting, tax and advisory firms in Orange County, California and Stamford, Connecticut. The aggregate purchase price of the acquisitions was approximately $10.8 million, comprised of $2.6 million in cash and 177,000 shares of restricted common stock (estimated stock value of $0.3 million at acquisition) paid at closing, $2.1 million of notes contributed, and up to an additional $5.8 million payable in cash which is contingent on the businesses meeting certain future revenue targets.

      The operating results of these firms and client lists have been included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, client lists and non-compete agreements was allocated to goodwill. Acquisitions, including contingent consideration earned, resulted in increases to goodwill, client lists and other intangible assets during the nine months ended September 30, 2004, of $2.5 million, $2.9 million, and $0.2 million, respectively. Acquisitions completed during the nine months ended September 30, 2003 resulted in increases to goodwill, client lists and other intangible assets of $2.1 million, $3.9 million, and $0.1 million, respectively.

9.    DIVESTITURES

      During the first quarter of 2004, CBIZ sold a business unit and a client list from the Accounting, Tax, and Advisory (ATA) practice group, for aggregate proceeds of $0.5 million cash and $0.4 million notes receivable. The sales resulted in a $0.4 million pretax gain, which is reported as gain on sale of operations, net from continuing operations in the consolidated financial statements. These sales did not satisfy the criteria for treatment as discontinued businesses.

      During the second quarter of 2004, CBIZ sold two client lists and related assets within the ATA practice group, a client list and related assets within the B&I practice group, and committed to the disposal of a business unit within the National Practices practice group. The client lists and related assets were sold for aggregate proceeds of $2.5 million cash, $0.7 million notes receivable, and CBIZ stock valued at $0.1 million, and resulted in a $0.5 million pretax gain which is reported as gain on sale of operations, net from continuing operations in the consolidated financial statements. The National Practices business unit satisfied the criteria for treatment as a discontinued business, and is classified as such in the accompanying consolidated financial statements.

      During the third quarter of 2004, CBIZ disposed of two operations within the ATA practice group, through a sale and a closure, which qualify for treatment as discontinued businesses and are classified as such in the accompanying consolidated financial statements. CBIZ also sold a business unit within the ATA practice group during the third quarter of 2004, which did not qualify for treatment as a discontinued business. This sale resulted in a pretax gain of $78,000 and is reported as gain on sale of operations, net from continuing operations. Aggregate proceeds from the third quarter sales were approximately $2.8 million, and consisted of $1.7 million cash and $1.1 million in notes receivable.

      During the first quarter of 2003, there were no transactions related to the sale of a business or client list, commitments to sell a business, or classifications of a unit as a discontinued business. During the second quarter of 2003, CBIZ sold two businesses within the B&I practice group for aggregate proceeds of $4.2 million cash, resulting in a pretax gain of $1.8 million. During the third quarter of 2003, CBIZ sold two client lists and related assets within the ATA practice group for aggregate proceeds of $0.8 million cash and

      CBIZ stock valued at $0.1 million, resulting in a pretax gain of $0.2 million. These sales did not satisfy the criteria for treatment as discontinued businesses, and the pretax gain is reported as gain on sale of operations, net from continuing operations in the consolidated financial statements.

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

      Segment information for the three and nine-month periods ended September 30, 2004 and 2003 were as follows (in thousands):

                                                                       THREE MONTHS ENDED SEPTEMBER 30, 2004
                                              -------------------------------------------------------------------------------------
                                                                                    NATIONAL
                                                                                  PRACTICE GROUP
                                                                             ------------------------
                                              ACCOUNTING                      MEDICAL        NATIONAL
                                                 TAX &        BENEFITS &     PRACTICE        PRACTICE      CORPORATE
                                               ADVISORY       INSURANCE         MGMT.        - OTHER        AND OTHER       TOTAL
                                              ---------       ---------      ---------      ---------       ---------     ---------
Revenue....................................   $  45,144       $  36,449      $  22,262      $  17,695         $    --     $ 121,550
Operating expenses.........................      42,529          31,143         17,929         16,132           2,144       109,877
                                              ---------       ---------      ---------      ---------       ---------     ---------
       Gross margin........................       2,615           5,306          4,333          1,563          (2,144)       11,673

Corporate general & administrative.........           -               -              -              -           6,841         6,841
Depreciation and
amortization...............................         967             788            688            208           1,454         4,105
                                              ---------       ---------      ---------      ---------       ---------     ---------
       Operating income (loss).............       1,648           4,518          3,645          1,355         (10,439)          727

Other income (expense):

       Interest expense....................         (13)             74              -              -            (430)         (369)
       Gain on sale of operations, net.....           -               -              -              -              78            78
       Other income (expense), net.........          74             366              3           (251)            335           527
                                              ---------       ---------      ---------      ---------       ---------     ---------
       Total other income (expense), net...          61             440              3           (251)            (17)          236
                                              ---------       ---------      ---------      ---------       ---------     ---------
Income (loss) from continuing
   operations before income taxes..........   $   1,709       $   4,958      $   3,648      $   1,104       $ (10,456)    $     963
                                              =========       =========      =========      =========       =========     =========

                                                                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                              -------------------------------------------------------------------------------------
                                                                                    NATIONAL
                                                                                 PRACTICE GROUP
                                                                             ------------------------
                                              ACCOUNTING                      MEDICAL       NATIONAL
                                               TAX &          BENEFITS &      PRACTICE      PRACTICE       CORPORATE
                                              ADVISORY        INSURANCE         MGMT.        - OTHER       AND OTHER        TOTAL
                                              ---------       ---------      ---------      ---------      ---------      ---------
Revenue.....................................  $  41,620       $  37,363      $  19,503      $  18,910       $     --      $ 117,396
Operating expenses..........................     41,796          30,846         15,362         17,839          1,551        107,394
                                              ---------       ---------      ---------      ---------      ---------      ---------
     Gross margin...........................       (176)          6,517          4,141          1,071         (1,551)        10,002

Corporate general & administrative..........          -               -              -              -          4,940          4,940
Depreciation and amortization...............        929             757            676            271          1,462          4,095
                                              ---------       ---------      ---------      ---------      ---------      ---------
     Operating income (loss)................     (1,105)          5,760          3,465            800         (7,953)           967

Other income (expense):

     Interest expense.......................        (13)            (10)            (1)             -           (210)          (234)
     Gain on sale of operations, net........          -               -              -              -            207            207
     Other income (expense), net............         94             (91)            (3)           136            316            452
                                              ---------       ---------      ---------      ---------      ---------      ---------
       Total other income (expense), net....         81            (101)            (4)           136            313            425
                                              ---------       ---------      ---------      ---------      ---------      ---------
Income (loss) from continuing
  operations before income taxes............  $  (1,024)      $   5,659      $   3,461      $     936       $ (7,640)     $   1,392
                                              =========       =========      =========      =========       ========      =========

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                  --------------------------------------------------------------------
                                                                                NATIONAL
                                                                             PRACTICE GROUP
                                                                          --------------------
                                                 ACCOUNTING                MEDICAL    NATIONAL
                                                    TAX &     BENEFITS &  PRACTICE    PRACTICE  CORPORATE
                                                  ADVISORY    INSURANCE     MGMT.     - OTHER   AND OTHER      TOTAL
                                                 ---------    ----------  --------    --------  ----------   ---------
Revenue .....................................     $ 163,761    $113,381   $ 64,321    $ 53,052   $     --    $ 394,515
Operating expenses ..........................       136,199      95,309     53,040      47,735      8,334      340,617
                                                  ---------    --------   --------    --------   --------    ---------
            Gross margin ....................        27,562      18,072     11,281       5,317     (8,334)      53,898

Corporate general & administrative ..........             -           -          -           -     18,275       18,275
Depreciation and amortization ...............         2,819       2,320      2,025         624      4,428       12,216
                                                  ---------    --------   --------    --------   --------    ---------
            Operating income (loss) .........        24,743      15,752      9,256       4,693    (31,037)      23,407

Other income (expense):
            Interest expense ................           (31)         59          -           -     (1,066)      (1,038)
            Gain on sale of operations, net .             -           -          -           -        996          996
            Other income (expense), net .....           333         449         (5)         33        548        1,358
                                                  ---------    --------   --------    --------   --------    ---------
            Total other income (expense), net           302         508         (5)         33        478        1,316
                                                  ---------    --------   --------    --------   --------    ---------
Income (loss) from continuing
   operations before income taxes ...........     $  25,045    $ 16,260   $  9,251    $  4,726   $(30,559)   $  24,723
                                                  =========    ========   ========    ========   ========    =========

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                 ----------------------------------------------------------------------------------
                                                                                       NATIONAL
                                                                                    PRACTICE GROUP
                                                                               -------------------------
                                                 ACCOUNTING                     MEDICAL        NATIONAL
                                                   TAX &        BENEFITS &     PRACTICE        PRACTICE     CORPORATE
                                                  ADVISORY      INSURANCE        MGMT.         - OTHER      AND OTHER       TOTAL
                                                 ----------     ----------     ---------      ----------   ----------     ---------
Revenue .....................................    $ 158,578      $ 115,734      $  55,764      $  53,817    $      --      $ 383,893
Operating expenses ..........................      133,358         93,651         45,759         53,663        5,603        332,034
                                                 ---------      ---------      ---------      ---------    ---------      ---------
     Gross margin ...........................       25,220         22,083         10,005            154       (5,603)        51,859

Corporate general & administrative ..........            -              -              -              -       14,633         14,633
Depreciation and amortization ...............        3,383          2,241          1,923            849        4,257         12,653
                                                 ---------      ---------      ---------      ---------    ---------      ---------
     Operating income (loss) ................       21,837         19,842          8,082           (695)     (24,493)        24,573

Other income (expense):
     Interest expense .......................          (40)           (54)            (2)            (1)        (757)          (854)
     Gain on sale of operations, net ........            -              -              -              -        1,991          1,991
     Other income (expense), net ............          227             (6)           (94)           287         (972)          (558)
                                                 ---------      ---------      ---------      ---------    ---------      ---------
     Total other income (expense), net ......          187            (60)           (96)           286          262            579
                                                 ---------      ---------      ---------      ---------    ---------      ---------
Income (loss) from continuing
  operations before income taxes ............    $  22,024      $  19,782      $   7,986      $    (409)   $ (24,231)     $  25,152
                                                 =========      =========      =========      =========    =========      =========

11.   DISCONTINUED BUSINESSES

      During 2003, CBIZ adopted formal plans to divest of five business operations, all of which were sold or closed by December 31, 2003. During the second quarter of 2004, CBIZ committed to the disposal of a business unit within the National Practices practice group, which remains available for sale at September 30, 2004. During the third quarter of 2004, CBIZ sold a business unit within the ATA practice group, and closed a business unit within the ATA practice group. These business operations are reported as discontinued businesses and the net assets, net liabilities and results of operations are reported separately in the consolidated financial statements.

      Revenue and loss from operations of discontinued businesses for the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                    --------------------        -----------------------
                                                     2004          2003           2004           2003
                                                    ------       -------        ---------      --------
Revenue....................................         $  888       $ 3,322        $   3,312      $ 10,520
                                                    ======       =======        =========      ========
Loss from operations of discontinued
     businesses before income taxes........           (483)         (538)            (799)         (875)
Income tax benefit.............. ..........           (111)         (186)            (210)         (281)
                                                    ------       -------        ---------      --------
Loss from operations of discontinued
     businesses, net of tax................         $ (372)      $  (352)       $    (589)     $   (594)
                                                    ======       =======        =========      ========

The assets and liabilities of the business units classified as discontinued operations consisted of the following (in thousands):

                                                   SEPTEMBER 30,         DECEMBER 31,
                                                      2004                  2003
                                                   -------------         ------------
Accounts receivable, net ....................         $  780               $2,272
Property and equipment, net .................            163                  444
Deferred income taxes, net ..................             59                  312
Other assets ................................             11                  151
                                                      ------               ------
   Assets of businesses held for sale .......         $1,013               $3,179
                                                      ======               ======

Accounts payable ............................         $  219               $  254
Other current liabilities ...................            233                  559
Other non-current liabilities ...............              -                   13
                                                      ------               ------
   Liabilities of businesses held for sale ..         $  452               $  826
                                                      ======               ======

Gain (loss) on disposal of discontinued businesses for the three and nine months ended September 30, 2004 and 2003 was:

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                              -------------------        ------------------
                                              2004          2003         2004         2003
                                              -----        ------        -----        -----
Gain (loss) on sale of discontinued
    businesses, before tax ...........        $ 561        $(326)        $ 561        $(622)
Income tax expense (benefit) .........          323         (116)          323         (229)
                                              -----        -----         -----        -----
Net gain (loss) on sale of
    discontinued businesses ..........        $ 238        $(210)        $ 238        $(393)
                                              =====        =====         =====        =====

12.   SUBSEQUENT EVENTS

      In October 2004, CBIZ entered an agreement to acquire Gallery Asset Management, Inc., to be effective January 1, 2005, subject to certain conditions. Gallery Asset Management, Inc. is an Ohio-based registered investment advisor, which will compliment the wealth management business. CBIZ also acquired a benefits and insurance firm in Owing Mills, Maryland and several client lists subsequent to September 30, 2004.

      During the second quarter of 2004, CBIZ committed to the disposal of a business unit within the National Practices practice group, which was available for sale at September 30, 2004. Negotiations with the prospective buyer have recently been terminated, due to the inability to agree upon terms that were acceptable to both parties. As a result, the business unit was shut down effective October 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this Form 10-Q to "we", "our", "CBIZ", or the "Company" shall mean Century Business Services, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ's financial position at September 30, 2004 and December 31, 2003, and results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

CBIZ seeks to strengthen its operations and customer service capabilities by making acquisitions in markets where it currently operates and where the prospects are favorable to increase its market share and become a more significant provider of a comprehensive range of outsourced business services. During the nine months ended September 30, 2004, CBIZ acquired three businesses, including a benefits and insurance firm in Chicago, Illinois, an accounting tax and advisory firm in Denver, Colorado, and a technology firm in Cleveland, Ohio. In October 2004 CBIZ entered into an agreement to acquire Gallery Asset Management, Inc. to become effective January 1, 2005, subject to certain conditions. Gallery Asset Management, Inc. is an Ohio-based registered investment advisor, which will compliment our wealth management business. CBIZ also acquired a benefits and insurance firm in Owing Mills, Maryland, and several client lists subsequent to September 30, 2004. CBIZ will continue to actively seek acquisitions in the future, and has hired an internal resource devoted to driving this activity.

CBIZ continually evaluates its business operations, and may from time to time sell or close operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. During the nine months ended September 30, 2004, CBIZ sold three business operations and three client lists within the ATA practice group, and a client list and related assets within the B&I practice group. Additionally, CBIZ closed a business unit in the ATA practice group and committed to the disposal of a business unit within the National Practices practice group, which was closed on October 31, 2004.

Due to seasonality in the ATA and B&I practices, a disproportionately large amount of CBIZ's revenue occurs in the first half of the year. The ATA practice (primarily accounting and tax services) experiences heavy volume in the first four months of the year, and recognized 58.6% of its full year revenue for 2003 during the first six months of the year. The B&I practice experiences seasonality with regards to the timing of supplemental bonuses from carriers, which are typically recognized during the first half of the year. These higher revenue levels are supported by operating costs that are primarily fixed in nature, and thus result in higher operating margins in the first half of the year.

CBIZ believes that repurchasing shares of its common stock is a use of cash that provides value to stockholders, and accordingly completed a tender offer in April 2004. The tender offer resulted in the purchase of approximately 7.5 million shares of common stock at a purchase price of $5.00 per share, or a total cost of approximately $37.5 million. In addition, CBIZ completed open market repurchases of approximately 1.8 million shares at a cost of approximately $7.8 million through September 30, 2004. The credit facility and net cash provided by CBIZ operations were utilized to fund the share repurchases.

Effective August 9, 2004, CBIZ completed a modification of its credit facility. The new facility has a total commitment amount of $100.0 million, and expires August 2009. The modified credit facility is discussed in further detail in Note 4 to the accompanying consolidated financial statements.

ACCOUNTING, TAX AND ADVISORY (ATA) PRACTICE

A comprehensive description of the outsourced business services currently offered by CBIZ through its three practice groups is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Following is a further description of the services provided through our Accounting, Tax and Advisory (ATA) practice group.

The ATA practice group does not offer audit and attest services, but it does maintain joint-referral relationships with independent licensed CPA firms. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries, and provide audit and attest services to clients including CBIZ's clients. Under our service agreements with these firms, we provide administrative services, office space and staff in exchange for a fee. Revenue from these agreements is reflected in our financial statements and amounts to approximately $11.8 million and $42.0 million for the three and nine months ended September 30, 2004, respectively, a majority of which is related to services rendered to privately-held clients. With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, we do not hold any financial interest in an SEC-reporting attest client of an associated CPA firm, enter into any business relationship with an SEC-reporting attest client that the CPA firm performing an audit could not maintain, or sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not maintain, under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. Applicable professional standards generally permit the ATA practice group to provide additional services to privately-held companies, in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. CBIZ and the CPA firms with which we are associated have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by CBIZ on its relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the imposition of Sarbanes-Oxley Act independence limitations did not and is not expected to materially affect CBIZ revenues.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

OPERATING PRACTICE GROUPS

CBIZ currently delivers products and services through three practice groups. A brief description of these groups' operating results and factors affecting their businesses is provided below.

ACCOUNTING, TAX AND ADVISORY SERVICES.

                                   2004              2003            CHANGE
                                 ---------        ----------        ---------
Revenue
    Same-Unit                    $ 43,695         $ 41,321          $  2,374
    Acquired Businesses             1,449                -             1,449
    Divested Businesses                 -              299              (299)
                                 --------         --------          --------
            Total Revenue        $ 45,144         $ 41,620          $  3,524

Percent of Total CBIZ
      Revenue                        37.1%            35.5%

Operating Expenses                 42,529           41,796               733
                                 --------         --------          --------
Gross Margin                     $  2,615         $   (176)         $  2,791
                                 ========         ========          ========

Gross Margin Percent                  5.8%            (0.4%)             6.2%

For ATA businesses with comparable periods of operations (same-unit) for the three months ended September 30, 2004 and 2003, revenue grew 5.7%. The growth experienced in same-unit revenue was primarily the result of an increase in the aggregate number of hours charged to clients in our litigation support and Sarbanes-Oxley related services. Hourly rates charged to clients have increased slightly from a year ago, and client profitability has remained consistent. The utilization of professionals has improved, as the number of hours charged to clients has increased, while the number of available professionals has decreased from a year ago. The growth in revenue attributable to acquisitions was primarily from Sarbanes-Oxley consulting services provided by CBIZ HarborView, which was acquired in September 2003.

The largest components of operating expenses for the ATA group are personnel costs, occupancy costs and professional service fees paid to third parties, representing 89.5% and 87.3% of total operating expenses for the three months ended September 30, 2004 and 2003, respectively. As a percentage of revenue, personnel costs were 73.5% and 78.1% and occupancy costs were 8.0% and 8.9%, for the three months ended September 30, 2004 and 2003, respectively. These costs are relatively fixed in nature, thus resulting in an improvement to gross margin with the growth in revenue. Professional service fees paid to third parties increased to 2.9% percent of revenue for the three months ended September 30, 2004 from 0.6% for the same period a year ago, as the result of outsourced professional services utilized at CBIZ HarborView for Sarbanes-Oxley consulting services, and at a unit that delivers services requiring specialization in state agency compliance.

BENEFITS AND INSURANCE SERVICES.

                                   2004            2003           CHANGE
                                 --------        --------        ---------
Revenue
    Same-Unit                    $36,299         $37,363         $(1,064)
    Acquired Businesses              150               -             150
    Divested Businesses                -               -               -
                                 -------         -------         -------
            Total Revenue        $36,449         $37,363         $  (914)

Percent of Total CBIZ
      Revenue                       30.0%           31.8%

Operating Expenses                31,143          30,846             297
                                 -------         -------         -------
Gross Margin                     $ 5,306         $ 6,517         $(1,211)
                                 =======         =======         =======

Gross Margin Percent                14.6%           17.4%           (2.8%)

On a same-unit basis, the B&I group experienced a decline in revenue of 2.9% during the three months ended September 30, 2004 from the same period a year ago. The decline in revenue is primarily attributable to one national business unit that has experienced lower enrollments compared with a year ago, and revenue adjustments resulting from higher policy terminations than originally estimated. This unit has experienced significant growth over the last three years, which has resulted in system, client service and other operational challenges. CBIZ has allocated resources to support the current level of revenue and future growth, and is in the process of implementing new systems, including a new client service interface. The decline in revenue, combined with higher expenses to support growth by this unit has also resulted in a decrease in gross margin of approximately $1.5 million for the third quarter compared with a year ago.

Excluding the impact of the national business described above, the B&I group experienced growth in same unit revenue of 2.6% for the three months ended September 30, 2004 over the same period a year ago. Of this growth, approximately 1.7% is attributable to our group health business, which has experienced growth primarily as a result of an increase in the number of policies sold over a year ago. A majority of the 0.9% growth experienced by our national businesses was due to growth in our specialty life insurance business.

The largest components of operating costs for the B&I group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 84.5% and 83.1% of total operating expenses for the three months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004, personnel costs increased as a percentage of revenue to 58.6% from 54.7% for the three months ended September 30, 2003, primarily as a result of investments in sales and support personnel intended to promote organic growth during the year. Commissions paid to third party brokers are directly related to revenue, and have remained relatively unchanged as a percentage of revenue at 7.7% and 7.6% for the three months ended September 30, 2004 and 2003, respectively. Occupancy expenses are relatively fixed in nature and have declined as a percent of revenue to 5.9% for the three months ended September 30, 2004 from 6.3% for the three months ended September 30, 2003, despite the decline in revenue. This improvement is the result of cost savings realized from office consolidations and integration activities that have occurred during the year.

NATIONAL PRACTICES SERVICES. The National Practices group contributed approximately $40.0 million and $38.4 million of revenue, or approximately 32.9% and 32.7% of CBIZ's total revenue for the quarters ended September 30, 2004 and 2003, respectively.

CBIZ Medical Management Professionals (CBIZ MMP).

                                   2004            2003           CHANGE
                                 --------        --------        ---------
Revenue
    Same-Unit                    $22,262         $19,503         $ 2,759
    Acquired Businesses                -               -               -
    Divested Businesses                -               -               -
                                 -------         -------         -------
            Total Revenue        $22,262         $19,503         $ 2,759

Percent of Total CBIZ
      Revenue                       18.3%           16.6%

Operating Expenses                17,929          15,362           2,567
                                 -------         -------         -------
Gross Margin                     $ 4,333         $ 4,141         $   192
                                 =======         =======         =======

Gross Margin Percent                19.5%           21.2%           (1.7%)

CBIZ MMP's revenue growth of 14.2% is primarily attributable to the addition of new clients obtained since the third quarter of 2003. The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 89.4% and 90.6% of total operating expenses for the three months ended September 30, 2004 and 2003, respectively. Gross margin has declined in the third quarter of 2004 from a year ago, primarily as a result of investments made in additional staff to support and facilitate growth. As a percent of revenue, personnel costs have increased to 58.1% from 55.6% for the three months ended September 30, 2004 and 2003, respectively.

National Practice Services - Other.

                                   2004             2003            CHANGE
                                 ---------        ---------        ---------
Revenue
    Same-Unit                    $ 16,984         $ 18,344         $ (1,360)
    Acquired Businesses               711                -              711
    Divested Businesses                 -              566             (566)
                                 --------         --------         --------
            Total Revenue        $ 17,695         $ 18,910         $ (1,215)

Percent of Total CBIZ
      Revenue                        14.6%            16.1%

Operating Expenses                 16,132           17,839           (1,707)
                                 --------         --------         --------
Gross Margin                     $  1,563         $  1,071         $    492
                                 ========         ========         ========

Gross Margin Percent                  8.8%             5.7%             3.1%

On a same-unit basis, the National Practices group, excluding CBIZ MMP, experienced lower revenue than the same quarter a year ago, primarily due to lower revenues in the technology and property tax businesses. Revenue generated from our data storage business declined in the third quarter of 2004 due to the discontinuance of a product line that did not generate the gross margin desired. The property tax business revenue declined in the third quarter 2004 as compared to 2003 primarily due fewer clients receiving fixed fee services. Revenue from acquisitions relates to a technology firm that was purchased in June 2004. The decline in revenue related to divestitures relates to the closure of unprofitable locations in the property tax and technology businesses during 2003.

The major components of operating expenses for the National Practices group include product, personnel, and occupancy costs, representing 87.1% and 84.8% of total operating expenses for the three months ended September 30, 2004 and 2003, respectively. Product costs have declined as a percentage of revenue to 9.7% from 11.1%, driven primarily by the discontinued product line discussed above. Personnel and occupancy costs have increased as a percentage of revenue to 62.6% from 62.2% and to 7.1% from 6.7% for the three months ended September 30, 2004 and 2003, respectively. Based upon the fixed nature of these costs, the increases were driven primarily by the decline in revenue. The increase in personnel costs as a percent of revenue is not directly proportional to the decline in revenue due to staff reductions that occurred with the business closures described above.

The improvement in gross margin for the three months ended September 30, 2004 from the three months ended September 30, 2003 was realized as the result of closing unprofitable locations in the property tax and technology businesses and discontinuing unprofitable product lines, combined with improvements and operational efficiencies in the payroll, technology and valuation businesses.

Revenue

Total revenue for the three months ended September 30, 2004 was $121.6 million as compared to $117.4 million for the three months ended September 30, 2003, representing an increase of $4.2 million, or 3.5%. The increase in revenue attributable to acquisitions completed subsequent to September 30, 2003 was $2.3 million, and was offset by a decrease in revenue of $0.8 million due to divestitures completed subsequent to September 30, 2003. For business units with comparable periods of operations for the three months ended September 30, 2004 and 2003, revenue increased $2.7 million or 2.3%. A more comprehensive analysis of revenues by practice group is discussed above.

Operating Expenses

Operating expenses increased to $109.9 million for the three-month period ended September 30, 2004, from $107.4 million for the comparable period in 2003, an increase of $2.5 million or 2.3%. As a percent of revenue, operating expenses (excluding consolidation and integration charges) were 89.4% and 90.7% for the three months ended September 30, 2004 and 2003, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 79.7% and 79.2% of total operating expenses and 72.1% and 72.5% of revenue for the three months ended September 30, 2004 and 2003, respectively. A more comprehensive analysis of operating expenses (excluding consolidation and integration charges) and their impact on gross margin is discussed by operating practice group, above.

Consolidation and integration charges are reported as operating expenses in the accompanying consolidated financial statements, and increased as a percent of revenue to 1.0% from 0.8% for the three months ended September 30, 2004 and 2003, respectively. The increase in consolidation and integration charges was due primarily to real estate leasing costs in the Chicago market during the third quarter of 2004.

Corporate general and administrative expenses increased to $6.8 million for the three-month period ended September 30, 2004, from $4.9 million for the comparable period in 2003. Corporate general and administrative expenses represented 5.6%, and 4.2% of total revenues for the three-month periods ended September 30, 2004 and 2003, respectively. The increase in corporate general and administrative expenses as a percent of revenues is primarily the result of legal fees, settlements (net of recoveries), and litigation reserves incurred to address several long-standing litigation issues, and expenses associated with the Company's compliance efforts in connection with Section 404 of the Sarbanes-Oxley Act.

Depreciation and amortization expense was $4.1 million for the three-month periods ended September 30, 2004, and 2003 respectively. As a percentage of total revenue, depreciation and amortization expense was 3.4% for the three-month period ended September 30, 2004, compared to 3.5% for the comparable period in 2003.

Interest expense increased to $0.4 million for the three-month period ended September 30, 2004, from $0.2 million for the comparable period in 2003, an increase of $0.2 million, or 57.7%. The increase is the result of higher average debt and interest rates during the third quarter of 2004, of $45.5 million and 3.5%, compared to $21.6 million and 3.3% during the third quarter of 2003. Higher debt in the third quarter of 2004 is due primarily to share repurchase activity, and is further described under "Liquidity and Capital Resources".

Gain on sale of operations, net was $78,000 for the three months ended September 30, 2004, and was related to the sale of a business in the ATA practice group. For the three months ended September 30, 2003, gain on sale of operations, net was $207,000 and related primarily to the sale of two operations in the ATA practice group. See Note 9 to the accompanying consolidated financial statement for further discussion.

CBIZ reported other income of $0.5 million for the three-month periods ended September 30, 2004, and 2003. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ's payroll business, income earned on assets held in a rabbi trust related to the deferred compensation plan implemented in the first quarter of 2004, gains and losses on sale of assets, and miscellaneous income such as contingent royalties from previous divestitures.

CBIZ recorded income tax expense from continuing operations of $0.5 million and $1.1 million for the three-month periods ended September 30, 2004 and 2003, respectively. The effective tax rate for the three month period ended September 30, 2004 was 49.1%. The effective tax rate for the quarter ended September 30, 2004 was higher than the effective tax rate as applied to year to date income (40.7%) primarily due to permanent differences, such as non-deductible goodwill related to the sale of a business operation in the third quarter. Income taxes were adjusted in the third quarter of 2003 based on an annual effective tax rate of 44.4%. The annual effective tax rate for 2003 was higher than the statutory federal and state tax rates due to capital losses resulting from certain impairment charges that were not offset by capital gains and therefore were not deductible and were not expected to be deductible in future periods.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

ACCOUNTING, TAX AND ADVISORY SERVICES.

                                   2004             2003            CHANGE
                                 ---------        ---------        ---------
Revenue
    Same-Unit                    $158,832         $156,682         $  2,150
    Acquired Businesses             4,929                -            4,929
    Divested Businesses                 -            1,896           (1,896)
                                 --------         --------         --------
            Total Revenue        $163,761         $158,578         $  5,183

Percent of Total CBIZ
      Revenue                        41.5%            41.3%

Operating Expenses                136,199          133,358            2,841
                                 --------         --------         --------
Gross Margin                     $ 27,562         $ 25,220         $  2,342
                                 ========         ========         ========

Gross Margin Percent                 16.8%            15.9%             0.9%

On a same-unit basis, the ATA group experienced growth of 1.4% during the nine months ended September 30, 2004 compared to a year ago. The growth experienced in same-unit revenue was primarily the result of an increase in the aggregate number of hours charged to clients in our litigation support and Sarbanes-Oxley related services. Hourly rates charged to clients have increased slightly over last year, and client profitability has remained consistent. The utilization of professionals has improved, as the number of hours charged to clients has increased, while the number of available professionals has decreased from a year ago. The growth in revenue attributable to acquisitions was primarily from Sarbanes-Oxley consulting services provided by CBIZ HarborView, which was acquired in September 2003.

The largest components of operating expenses for the ATA group are personnel costs, occupancy costs and professional service fees paid to third parties, representing 88.5% and 88.0% of total operating expenses for the nine months ended September 30, 2004 and 2003, respectively. As a percentage of revenue, personnel costs were 64.9% and 66.6% and occupancy costs were 6.7% and 6.8%, for the nine months ended September 30, 2004 and 2003, respectively. These costs are relatively fixed in nature, thus resulting in an improvement to gross margin with the growth in revenue. Professional service fees paid to third parties increased to 2.0% percent of revenue for the nine months ended September 30, 2004 from 0.6% for the same period a year ago, as the result of outsourced professional services utilized at CBIZ HarborView for Sarbanes-Oxley consulting services, and at a unit that delivers services requiring specialization in state agency compliance.

BENEFITS AND INSURANCE SERVICES.

                                   2004             2003            CHANGE
                                 ---------        ---------        ----------
Revenue
    Same-Unit                    $111,861         $110,279         $  1,582
    Acquired Businesses             1,520                -            1,520
    Divested Businesses                 -            5,455           (5,455)
                                 --------         --------         --------
            Total Revenue        $113,381         $115,734         $ (2,353)

Percent of Total CBIZ
      Revenue                        28.7%            30.2%

Operating Expenses                 95,309           93,651            1,658
                                 --------         --------         --------
Gross Margin                     $ 18,072         $ 22,083         $ (4,011)
                                 ========         ========         ========

Gross Margin Percent                 15.9%            19.1%            (3.2%)

On a same-unit basis, the B&I group experienced an increase in revenue of 1.4% during the nine months ended September 30, 2004 compared to the same period a year ago. This growth is primarily attributable to our group health business which has experienced an increase in the number of policies sold in the first nine months of 2004 compared with a year ago. We have also experienced growth in our specialty life insurance business, which was offset by a decline in revenue in a business unit that is described below.

The increase in revenue from acquired businesses pertains to business units providing primarily group benefits and property and casualty services in the Chicago, Salt Lake City, Maryland and southern Florida markets. The decline in revenue from divestitures relates to Health Administration Services, which was sold in May 2003.

The largest components of operating costs for the B&I group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 85.8% and 84.6% of total operating expenses for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, personnel costs increased as a percentage of revenue to 58.0% from 56.0% for the nine months ended September 30, 2003, primarily as a result of investments in sales and support personnel intended to promote organic growth during the year. CBIZ expects the investments in sales personnel to result in margin improvement in future periods, once they have had time to establish their production levels. Commissions paid to third party brokers have increased to 8.0% from 6.4% for the nine months ended September 30, 2004 and 2003, respectively, primarily due to a higher portion of revenue being generated with third party brokers during the current year than a year ago. Occupancy expenses are relatively fixed in nature and have declined as a percent of revenue to 6.1% for the nine months ended September 30, 2004 from 6.2% for the nine months ended September 30, 2003, despite the decline in revenue. This improvement is the result of cost savings realized from office consolidations and integration activities that have occurred during the year.

Gross margin has decreased compared to a year ago, primarily as the result of one national business unit that has experienced lower enrollments compared with a year ago, and revenue adjustments resulting from higher policy terminations than originally estimated. This unit has experienced significant growth over the last three years, which has resulted in system, client service and other operational challenges. CBIZ has allocated resources to support the current level of revenue and future growth, and is in the process of implementing new systems, including a new client service interface. The decline in revenue, combined with higher expenses to support growth in this unit have resulted in a negative impact on gross margin of approximately $4.1 million for the first nine months of 2004, compared with a year ago.

NATIONAL PRACTICES SERVICES. The National Practices group contributed approximately $117.4 million and $109.6 million of revenue, or approximately 29.8% and 28.5% of CBIZ's total revenue for the nine months ended September 30, 2004 and 2003, respectively.

CBIZ Medical Management Professionals (CBIZ MMP).

                                   2004            2003           CHANGE
                                 --------        --------        ---------
Revenue
    Same-Unit                    $64,321         $55,764         $ 8,557
    Acquired Businesses                -               -               -
    Divested Businesses                -               -               -
                                 -------         -------         -------
            Total Revenue        $64,321         $55,764         $ 8,557

Percent of Total CBIZ
      Revenue                       16.3%           14.5%

Operating Expenses                53,040          45,759           7,281
                                 -------         -------         -------
Gross Margin                     $11,281         $10,005         $ 1,276
                                 =======         =======         =======

Gross Margin Percent                17.5%           17.9%           (0.4%)

CBIZ MMP's revenue growth of 15.3% is primarily attributable to the addition of new clients obtained in the first nine months of 2004. The revenue growth is also attributable to the maturation of clients that were obtained in 2003 and strong existing client sales. The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 89.2% and 90.2% of total operating expenses for the nine months ended September 30, 2004 and 2003, respectively. Gross margin has declined for the nine months ended September 30, 2004 from the comparable period a year ago, primarily as a result of investments made in additional staff to support and facilitate growth. As a percentage of revenue, personnel costs have increased to 59.1% from 58.2% for the nine months ended September 30, 2004 and 2003, respectively.

National Practice Services - Other.

                                   2004             2003            CHANGE
                                 ---------        ---------        ---------
Revenue
    Same-Unit                    $ 52,047         $ 51,433         $    614
    Acquired Businesses             1,005                -            1,005
    Divested Businesses                 -            2,384           (2,384)
                                 --------         --------         --------
            Total Revenue        $ 53,052         $ 53,817         $   (765)

Percent of Total CBIZ
      Revenue                        13.5%            14.0%

Operating Expenses                 47,735           53,663           (5,928)
                                 --------         --------         --------
Gross Margin                     $  5,317         $    154         $  5,163
                                 ========         ========         ========

Gross Margin Percent                 10.0%             0.3%             9.7%

On a same-unit basis, the National Practices group, excluding CBIZ MMP, experienced growth in revenue of 1.2% for the nine months ended September 30, 2004 over the same period in 2003. Approximately $2.4 million of the same-unit revenue increase was attributable to four merger and acquisition transactions that closed during the first six months of 2004, which was offset by lower revenues in CBIZ's technology, health care consulting and valuation businesses during the nine months ended September 30, 2004. Revenue from acquisitions relates to a technology firm that was purchased in June 2004. The decline in revenue related to divestitures relates to the closure of unprofitable locations in the property tax and technology businesses during 2003.

The major components of operating expenses for the national practices group include product, personnel, and occupancy costs, representing 86.9% and 85.3% of total operating expenses for the nine months ended September 30, 2004 and 2003, respectively. These costs have decreased as a percentage of revenue as follows: product costs to 7.5% from 9.0%, personnel costs to 63.8% from 68.8% and occupancy costs to 6.9% from 7.2% for the nine months ended September 30, 2004 and 2003, respectively.

The improvement in gross margin for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 was realized as the result of closing unprofitable locations within the property tax and technology businesses, and discontinuing product lines in the technology business that did not generate desirable margins, combined with improvements and operational efficiencies in the payroll, technology and valuation businesses.

Revenue

Total revenue for the nine months ended September 30, 2004 was $394.5 million as compared to $383.9 million for the nine months ended September 30, 2003, representing an increase of $10.6 million, or 2.8%. The increase in revenue attributable to acquisitions completed subsequent to September 30, 2003 was $7.4 million, and was offset by a decrease in revenue of $9.7 million due to divestitures completed subsequent to September 30, 2003. For business units with comparable periods of operations for the nine months ended September 30, 2004 and 2003, revenue increased $12.9 million or 3.4%. A more comprehensive analysis of revenues by each operating practice group is discussed above.

Expenses

Operating expenses increased to $340.6 million for the nine-month period ended September 30, 2004, from $332.0 million for the comparable period in 2003, an increase of $8.6 million or 2.6%. As a percent of revenue, operating expenses (excluding consolidation and integration charges) were 85.8% and 86.1% for the nine months ended September 30, 2004 and 2003, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 80.6% and 81.0% of total operating expenses and 69.6% and 70.1% of revenue for the nine months ended September 30, 2004 and 2003, respectively. A more comprehensive analysis of operating expenses (excluding consolidation and integration charges) and their impact on gross margin is discussed by operating practice group, above.

Consolidation and integration charges are reported as operating expenses in the accompanying consolidated financial statements, and increased as a percent of revenue to 0.6% from 0.4% for the nine months ended September 30, 2004 and 2003, respectively. The increase in consolidation and integration charges was due primarily to real estate leasing costs in the Chicago market in the third quarter, and an adjustment to our estimated noncancellable lease obligations in the second quarter of 2004.

Corporate general and administrative expenses increased to $18.3 million for the nine-month period ended September 30, 2004, from $14.6 million for the comparable period in 2003. Corporate general and administrative expenses represented 4.6%, and 3.8% of total revenues for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase in corporate general and administrative expenses as a percent of revenues is primarily the result of legal fees, settlements (net of recoveries), and litigation reserves incurred to address several long-standing litigation issues, and expenses associated with the Company's compliance efforts in connection with Section 404 of the Sarbanes-Oxley Act.

Depreciation and amortization expense decreased to $12.2 million for the nine-month period ended September 30, 2004, from $12.7 million for the comparable period in 2003, a decrease of $0.4 million, or 3.5%. The decrease is primarily attributable to the shift from purchasing computer-related items and furniture to leasing such items. These operating lease costs are recorded as operating expenses, rather than capitalized and recorded as depreciation, and total $1.8 million for the nine months ended September 30, 2004 and $1.1 million for the nine months ended September 30, 2003. As a percentage of total revenue, depreciation and amortization expense was 3.1% for the nine-month period ended September 30, 2004, compared to 3.3% for the comparable period in 2003.

Interest expense increased to $1.0 million for the nine-month period ended September 30, 2004, from $0.9 million for the comparable period in 2003, an increase of $0.1 million, or 21.5%. The increase is the result of higher average debt during the nine months ended September 30, 2004, of $37.6 million, compared to $17.2 million during the nine months ended September 30, 2003. Higher debt during the first three quarters of 2004 is primarily due to share repurchase activity and is further described under "Liquidity and Capital Resources". The increase in interest expense due to higher average debt balances was offset by a decrease in average interest rates to 3.4% for the nine months ended September 30, 2004 from 4.7% for the nine months ended September 30, 2003. Additionally, interest expense for nine months ended September 30, 2003 included fees related to an interest rate swap that was terminated during the second quarter of 2003.

Gain on sale of operations, net was $1.0 million for the nine months ended September 30, 2004, and was related to the sale of two operations and three client lists in the ATA practice group, and a client list in the B&I practice group. For the nine months ended September 30, 2003, gain on sale of operations, net was $2.0 million and related primarily to the sale of Health Administrative Services (HAS) from the B&I practice group. Three businesses from the ATA practice group were also sold during the nine months ended September 30, 2003. See Note 9 to the accompanying consolidated financial statement for further discussion.

CBIZ reported other income of $1.4 million for the nine-month period ended September 30, 2004, compared to other expense of $0.5 million for the comparable period in 2003, an increase $1.9 million. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ's payroll business, income earned on assets held in a rabbi trust related to the deferred compensation plan implemented in the first quarter of 2004, gains and losses on sale of assets, and miscellaneous income such as contingent royalties from previous divestitures. The change in other income (expense) for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 is primarily related to $2.0 million of impairment charges to notes receivable during the nine months ended September 30, 2003 that did not recur in 2004.

CBIZ recorded income taxes from continuing operations of $10.1 million for the nine months ended September 30, 2004, compared to $11.2 million for the nine months ended September 30, 2003. The effective tax rate decreased to 40.7% for the nine-month period ended September 30, 2004, from 44.4% for the comparable period in 2003. The effective tax rate for the nine months ended September 30, 2004 is in line with statutory federal and state tax rates of approximately 40.0%. The effective tax rate for the nine months ended September 30, 2003 was higher than the statutory federal and state tax rates of approximately 40.0%, primarily due to capital losses resulting from certain impairment charges that were not offset by capital gains and were not deductible in the period.

RESULTS OF OPERATIONS - DISCONTINUED BUSINESSES

During the third quarter of 2004, CBIZ divested two business units within the ATA practice group, through a sale and a closure. During the second quarter of 2004, CBIZ adopted a formal plan to divest of a firm in the National Practices practice group, which remains available for sale at September 30, 2004. There were no plans to divest of operations adopted during the first quarter of 2004, and there were no operations available for sale at March 31, 2004.

During 2003, CBIZ adopted formal plans to divest of five non-core operations which were no longer part of CBIZ's strategic long-term growth objectives. At December 31, 2003, all operations classified as discontinued operations had been sold or were in the process of being closed, and there were no operations available for sale.

These operations have been classified as discontinued businesses in accordance with the adoption of Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the net assets, liabilities, and results of operations are reported separately in the consolidated financial statements. Based upon the sales proceeds and cost of closure, CBIZ recorded a gain (loss) on disposal of discontinued businesses, net of tax, of $0.2 million, and ($0.2) million for the three months ended and $0.2 million and ($0.4) million for the nine months ended September 30, 2004, and 2003, respectively.

Revenue associated with discontinued businesses for the three and nine-month periods ended September 30, 2004 were $0.9 million and $3.3 million, and losses from operations, net of tax were $0.4 million and $0.6 million, respectively. Revenue associated with discontinued businesses for the three and nine-month periods ended September 30, 2003 were $3.3 million and $10.5 million, and losses from operations, net of tax were $0.4 million and $0.6 million, respectively.

FINANCIAL CONDITION

Total assets were $420.6 million, total liabilities were $171.5 million and shareholders equity was $249.1 million as of September 30, 2004. Current assets of $193.2 million exceeded current liabilities of $112.8 million by $80.4 million.

Cash and cash equivalents increased $0.2 million to $4.0 million for the quarter ended September 30, 2004. Restricted cash was $13.8 million at September 30, 2004, an increase of $2.9 million from December 31, 2003. Restricted cash represents those funds held in connection with CBIZ's NASD regulated operations and funds held in connection with the pass through of insurance premiums to the carrier. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net were $112.1 million at September 30, 2004, an increase of $2.7 million from December 31, 2003. The increase in accounts receivable is attributed to the increase in revenue from internal growth and acquisitions. Days sales outstanding (DSO), from continuing operations, which are calculated based on gross accounts receivable balance at the end of the period divided by daily revenue, decreased from 81 days at December 31, 2003 to 78 days at September 30, 2004. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company's ability to collect on receivables in a timely manner.

Goodwill and other intangible assets, net of accumulated amortization, increased $3.6 million from December 31, 2003. Acquisitions, including contingent consideration earned, resulted in a $5.6 million increase in intangibles in the first three quarters of 2004. In addition, intangibles decreased by $2.0 million as a result of divestitures completed during the nine months ended September 30, 2004, and amortization expense for client lists and other intangibles.

Other current assets increased $1.4 million due to the timing of prepaid assets. CBIZ prepays insurance and software maintenance costs in the first quarter, and amortizes them over twelve months. Other assets (non-current) increased $4.1 million, primarily due to assets held in a rabbi trust in connection with the deferred compensation plan that was implemented during the first quarter of 2004. These assets are directly offset by liabilities which are recorded as other non-current liabilities in the accompanying consolidated financial statements.

As further described in Note 1 to the accompanying consolidated financial statements, funds held for clients are directly offset by client fund obligations. Funds held for clients fluctuate during the year based on the timing of cash receipts and related payments.

The accounts payable balance of $28.1 million at September 30, 2004 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Other current liabilities increased $0.7 million to $34.9 million at September 30, 2004, primarily as the result of an increase in legal reserves (see description of legal expenses under the corporate general and administrative expense discussion above), contingent consideration earned in connection with various acquisitions, and capitalized furniture and equipment leases in connection with consolidation activities in Kansas City. These increases were offset by a decrease in our accrual for lease terminations (including consolidation and integration reserve). This reserve decreased despite charges described under operating expenses above, as the result of lease payments made during the nine months ended September 30, 2004. The increase in income taxes payable to $1.3 million at September 30, 2004, from income taxes recoverable of $0.4 million at December 31, 2003, is due to tax refunds received in fiscal 2003 that are not expected to recur in 2004. Client fund obligations of $48.0 million were directly related to funds held for clients in the same amount as reflected in current assets.

Bank debt for amounts due on CBIZ's credit facility increased by $38.5 million to $52.5 million at September 30, 2004 from December 31, 2003, driven primarily by stock repurchases made during the second and third quarters of 2004. Other non-current liabilities increased $4.4 million due to the deferred compensation plan as described above, and capitalized furniture and equipment leases in connection with consolidation activities in Kansas City.

LIQUIDITY AND CAPITAL RESOURCES

CBIZ entered into a modified $100.0 million credit facility effective August 9, 2004. See Note 4 to CBIZ's consolidated financial statements included herewith for additional information regarding the credit facility. The credit facility carries an option to increase the total commitment to $125.0 million and allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. CBIZ expects to use the facility for working capital, internal growth initiatives, and the strategic initiatives noted above. The facility has a five-year term with an expiration date of August 2009. CBIZ is currently in compliance with all covenants under its credit facility.

At September 30, 2004, CBIZ had $52.5 million outstanding under its credit facility, leaving approximately $43.6 million of available funds under the facility based on the terms of the commitment. Management believes that those available funds, along with cash generated from operations, will be sufficient to meet its liquidity needs in the foreseeable future.

SOURCES AND USES OF CASH

Cash provided by operating activities and funds available from CBIZ's credit facility provide the resources to support current operations, projected growth, acquisitions, capital expenditures, and share repurchases. Net cash provided by operating activities was $11.8 million and $30.4 million for the nine months ended September 30, 2004 and 2003, respectively. In comparison to 2003, the resulting decrease in cash provided by continuing operating activities during 2004 was primarily a result of a change in net working capital and a change in income tax refunds and credits realized during 2003. CBIZ's principal source of net operating cash is derived from the collection of fees from professional services rendered to its clients and commissions earned in the areas of accounting, tax, valuation and advisory services, benefits consulting and administration services, insurance, human resources and payroll solutions, capital advisory, retirement and wealth management services and technology solutions.

Net cash used in investing activities during the nine months ended September 30, 2004 of $5.8 million primarily consisted of $6.2 million used for capital expenditures and approximately $4.3 million used toward acquisitions and contingent consideration earned from previously acquired businesses; see Note 8 to CBIZ's consolidated financial statements included herewith for additional information regarding acquisitions. Cash provided by investing activities include $3.0 million of proceeds from divestitures of business units and various client lists, and $1.7 million from the collections of notes receivables related primarily to divestitures. Capital expenditures consisted of leasehold improvements and equipment in connection with the consolidation of certain offices, IT capital to support growth in the medical practice management unit and equipment purchases in relation to normal replacement. Net cash used in investing activities during the nine months ended September 30, 2003 of $4.4 million primarily consisted of $7.6 million used for capital expenditures, and $3.3 million used toward acquisitions and contingent consideration earned from previously acquired businesses, and was offset by cash provided through divestitures of $5.0 million and $1.5 million from the collections of notes receivables related primarily to divestitures.

Net cash used in financing activities was $5.8 million during the nine months ended September 30, 2004. During the same period in 2003, net cash used in investing activities was $27.9 million. Proceeds from bank debt and net cash provided by operating activities were the primary sources used to fund the repurchase of $45.3 million of CBIZ capital stock during 2004 and $33.5 million during 2003.

A summary of CBIZ's contractual obligations remaining as of September 30, 2004 is as follows (in thousands):

                                                               FISCAL YEAR ENDING
                                  ---------------------------------------------------------------------------------
                                   TOTAL        2004        2005        2006        2007        2008     THEREAFTER
                                  --------    --------    --------    --------    --------    --------   ----------
ON-BALANCE SHEET
Bank debt (2) .................   $ 52,500    $     --    $     --    $     --    $     --    $     --    $ 52,500
Notes payable and
   capitalized leases .........      4,561         727       2,305         431         402         696          --
Non-cancelable operating
   lease obligations ..........    182,429       8,565      28,280      24,240      20,686      18,844      81,814

Restructuring lease
   obligations (1) ............     15,571       1,013       3,127       3,060       3,017       2,377       2,977

OFF-BALANCE SHEET
Letters of credit .............      2,785       2,091         644          --          --          --          50

Performance guarantees for
   non-consolidated affiliates       1,197          21       1,176          --          --          --          --
                                  --------    --------    --------    --------    --------    --------    --------
   Total ......................   $259,043    $ 12,417    $ 35,532    $ 27,731    $ 24,105    $ 21,917    $137,341
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

CBIZ provided guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative services agreement. Potential obligations under the guarantees totaled $1.2 million and $0.7 million at September 30, 2004 and December 31, 2003, respectively. CBIZ expects the guarantees to expire without the need to advance any cash. In accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", CBIZ has recognized a liability for the fair value of the obligation undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated financial statements.

Letters of credit are issued under our credit facility and are discussed in Note 4 of the accompanying consolidated financial statements.

We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to such matters as title to assets sold and certain tax matters. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2004, we were not aware of any indemnification agreements that would require material payments.

INTEREST RATE RISK MANAGEMENT

The Company has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow the Company to maintain a target range of fixed to floating rate debt. During the nine months ending September 30, 2004, management did not utilize interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

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

      - Supplemental commissions, which are based upon certain performance targets, are recognized at the earlier of notification that the target has been achieved, or cash collection.

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

In accordance with the provisions of SFAS 142, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no goodwill impairment during the three or nine months ended September 30, 2004 or 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued during the three months ended September 30, 2004 that had or are expected to have a material impact on our financial position, operating results or disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures About Market Risk. CBIZ's floating rate debt under its credit facility exposes the Company to interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at September 30, 2004, interest expense would increase or decrease by approximately $0.5 million annually.

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

We are currently expending extensive internal and external resources to document and test our internal controls in preparation for issuing our annual assessment of our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the associated audit of those controls by our external auditors at the end of fiscal year 2004. The Company believes that we will be able to issue a positive assessment of our internal controls as part of our fiscal 2004 Annual Report on Form 10-K. However, until our assessment is complete, there can be no guarantee that management's report will conclude that our controls are effective.

In the course of its on-going evaluation, the Company has identified certain deficiencies at one of its national insurance units. In response, the Company has allocated additional resources to support the operations of this unit, and is in the process of implementing a new system and additional controls. The Company believes that sufficient resources have been deployed at this unit to ensure that disclosure controls and procedures are effective.

CONCLUSIONS

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in providing reasonable assurance that material information required to be disclosed by us in the reports that we file or submit under the Exchange act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Other than disclosed above, there were no changes in our Internal Controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since September 1999, seven purported stockholder class-action lawsuits filed against CBIZ and certain of our current and former directors and officers were consolidated as In Re Century Business Services Securities Litigation, Case No.1:99CV2200, in the United States District Court for the Northern District of Ohio. The plaintiffs alleged that the named defendants violated certain provisions of the Securities Exchange Act of 1934 and certain rules promulgated thereunder in connection with certain statements made during various periods from February, 1998, through January, 2000, by, among other things, improperly amortizing goodwill and failing to adequately monitor changes in operating results. The United States District Court dismissed the matter with prejudice on June 27, 2002. The matter was appealed by the plaintiffs to the Sixth Circuit Court of Appeals. On March 30, 2004, the Court of Appeals affirmed the dismissal of the plaintiffs' complaint in its entirety. The Court also upheld the lower court's denial of the plaintiffs' request for leave to amend their complaint. CBIZ believes that further appeal is now time-barred and that this matter is concluded.

The Company is a defendant in the case In Re Heritage Bond Litigation, Case No. 02-ML-1475 DT (RCx), pending in the Central District of California, as well as a related unconsolidated matter in which plaintiffs allege numerous claims, including mismanagement and misappropriation of funds from a bond financing, against unrelated parties, The Heritage Group and its trustee, U.S. Trust. As part of these cases, the plaintiffs brought an action against two CBIZ subsidiaries (CBIZ Valuation Group, Inc. and CBIZ Accounting, Tax & Advisory, Inc.) alleging negligence and negligent misrepresentation in connection with the provision of valuation and feasibility study services to The Heritage Group. These claims have been pending since 2001 and relate to services performed from 1996 through 2000. Plaintiffs in the class litigation have now attempted to join Century Business Services, Inc. as a party defendant as well.

The Company has received from the plaintiffs reduced offers and demands to settle these suits for approximately $7.0 million, an amount well in excess of the net revenue of the subsidiaries. As a result of the failure of the insurers of Century and its subsidiaries to completely cover the cost of settlement and defense, Century has filed suit against its carriers to determine its coverage rights. Although the ultimate disposition of these proceedings are not presently determinable, management continues to believe that the ultimate resolutions of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                                       ISSUER PURCHASES OF EQUITY SECURITIES
                                  ------------------------------------------------------------------------------
                                    TOTAL                              TOTAL NUMBER OF        MAXIMUM NUMBER OF
                                  NUMBER OF           AVERAGE         SHARES PURCHASED       SHARES THAT MAY YET
                                    SHARES          PRICE PAID       AS PART OF PUBLICLY     BE PURCHASED UNDER
           PERIOD                 PURCHASED        PER SHARE (1)       ANNOUNCED PLAN             THE PLAN
-----------------------------     ---------        -------------     -------------------     -------------------
July 1 - July  31, 2004 (2)          26,800          $   4.17                26,800               2,509,434

August 1 - August 31, 2004 (2)      881,300          $   4.13               881,300               1,628,134

September 1 - September 30,         385,400          $   4.37               385,400               1,242,734
2004 (2) (3)
                                  ---------          --------             ---------
Total                             1,293,500          $   4.20             1,293,500
                                  =========          ========             =========

(1) Average price paid per share includes fees and commissions.

(2) Open market repurchases.

(3) The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, the Company is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.

See Note 4 to the accompanying consolidated financial statements for a description of working capital restrictions and limitations upon the payment of dividends.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            The following Current Reports on Form 8-K were filed during the three months ended September 30, 2004:

            On August 2, 2004, CBIZ furnished a current report on Form 8-K to provide investors with its financial results for the three and six months ended June 30, 2004, as released to the public and discussed on a conference call on July 27, 2004.

            On August 11, 2004, CBIZ filed a current report on Form 8-K to announce that the Company entered into a new credit facility effective August 9, 2004.

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

                                               Century Business Services, Inc.
                                               -------------------------------
                                               (Registrant)

Date: November 9, 2004                         By: /s/ Ware H. Grove
                                                   --------------------------
                                                   Ware H. Grove
                                                   Chief Financial Officer