Form 10-K
period 2004-12-31
CENTURY BUSINESS SERVICES INC
filed 2005-03-16
CIK 944148

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the fiscal year ended December 31, 2004 or

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, PAR VALUE $0.01
                                (TITLE OF CLASS)

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $339.1 million as of June 30, 2004. The number of outstanding shares of the registrant's common stock is 75,873,931 as of February 28, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant's Definitive Proxy Statement relative to the 2005 Annual Meeting of Stockholders.

                        CENTURY BUSINESS SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
     Items 1
       and 2.    Business and Properties.....................................     3
     Item 3.     Legal Proceedings...........................................    14
     Item 4.     Submission of Matters to a Vote of Security Holders.........    15

PART II
     Item 5.     Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities...........    16
     Item 6.     Selected Financial Data.....................................    18
     Item 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................    19
     Item 7A.    Quantitative and Qualitative Disclosures About Market
                 Risk........................................................    37
     Item 8.     Financial Statements and Supplementary Data.................    37
     Item 9.     Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................    37
     Item 9A.    Controls and Procedures.....................................    37
     Item 9B.    Other Information...........................................    38

PART III
     Item 10.    Directors and Executive Officers of the Registrant..........    39
     Item 11.    Executive Compensation......................................    42
     Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management..................................................    43
     Item 13.    Certain Relationships and Related Transactions..............    43
     Item 14.    Principal Accounting Fees and Services......................    44

PART IV
     Item 15.    Exhibits, Financial Statement Schedules.....................    44

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

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

     CBIZ is a diversified services company which, acting through its subsidiaries, provides professional business services to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ delivers integrated services through the following three practice groups:

     - Accounting, Tax and Advisory;

     - Benefits and Insurance; and

     - National Practices.

     CBIZ provides services through 69 reporting business units with more than 140 offices located in 34 states, the District of Columbia, and Toronto, Canada. Included in this total, and managed within the National Practices group, is the Company's medical practice management business unit which has 76 offices.

     CBIZ's goal is to be the leading provider of business services within its target markets by providing clients with a broad range of high-quality products and services while expanding locally through internal growth, acquisitions and cross-serving. CBIZ built its professional services business through acquiring accounting, benefits, valuation and other service firms throughout the United States, and has been established as a national provider over the last several years. During 2004, CBIZ acquired four businesses that enhance our technology, benefits and insurance and accounting and tax services in our existing markets. Our intention is to continue to selectively acquire businesses with complementary services in target markets.

     Formed as a Delaware corporation in 1987 under the name Stout Associates, CBIZ was acquired by Republic Industries, Inc. in 1992. In April 1995, Republic spun off its hazardous waste operations, including CBIZ's predecessor company, to stockholders. Re-named Republic Environmental Systems, Inc., CBIZ's common stock began trading on the Nasdaq National Market under the symbol "RESI." On June 24, 1996, we changed our trading symbol to "IASI" in anticipation of our merger with Century Surety Company and Commercial Surety Agency, Inc., which resulted in a name change to "International Alliance Services, Inc." This name change signaled our move away from the hazardous waste business. CBIZ divested all remaining hazardous waste operations in 1997. On December 23, 1997, CBIZ changed its name to Century Business Services, Inc. and began trading under the symbol "CBIZ."

CBIZ'S PRINCIPAL EXECUTIVE OFFICE IS LOCATED AT 6050 OAK TREE BOULEVARD, SOUTH, SUITE 500, CLEVELAND, OHIO 44131, AND OUR TELEPHONE NUMBER IS (216) 447-9000.

BUSINESS STRATEGY

     CBIZ's business strategy is to grow in the professional business services industry by:

     - offering a wide array of infrastructure support services;

     - cross-serving these services to our existing customer base;

     - attracting new customers with our diverse business services offerings;

     - leveraging our practice area expertise across all our businesses; and

     - developing our core service offerings in target markets through selective acquisitions.

     Providing a range of business services to a client results in advantages for both the client and for CBIZ. Working with one provider for several tasks saves the client the time of having to coordinate with multiple vendors. For example, the employee data used to process payroll can also be used by a CBIZ health and welfare insurance agent and benefits consultant to provide appropriate benefits package to a client's employee base. In addition, the relationship our accounting and tax advisors have with their clients allows us to identify financial planning, wealth management, and other business opportunities. The ability to combine several services and offer them through one trusted provider distinguishes CBIZ from other service providers.

     CBIZ is looking to strengthen our operations and customer service capabilities by making selective acquisitions in markets where we currently operate and where the prospects are favorable to increase our market share and become a significant provider of a comprehensive range of business services. CBIZ's strategy is to acquire companies that generally:

     - have a strong potential for cross-serving to CBIZ's clients;

     - can integrate quickly with existing CBIZ operations;

     - have strong and energetic leadership;

     - are accretive to earnings; and

     - help enhance the core CBIZ service offering in a geographical market.

     In accordance with our strategy to deliver services to clients locally and to promote cross-serving between our various service groups, CBIZ consolidates office locations wherever practical. Since 2000, CBIZ consolidated offices in Atlanta, Boca Raton, Chicago, Cleveland, Columbus, Dallas, Denver, Kansas City, Los Angeles, Minneapolis, Orlando, Philadelphia, Salt Lake City, San Jose and St. Louis. CBIZ will continue to combine offices, with consolidations planned in the Denver, Atlanta, and San Diego markets in 2005. As further consolidations occur, the Company may incur additional costs associated with these consolidations.

BUSINESS SERVICES

     The following is a description of the business services currently offered by CBIZ.

     Accounting, Tax and Advisory. The business units that comprise CBIZ's Accounting, Tax and Advisory (ATA) group offer services in the following areas: federal, state and local tax return preparation, planning and consulting for individuals, corporations, partnerships, estates and trusts; strategic planning; consulting; record-keeping and financial statement preparation; tax planning based on financial and investment alternatives; tax structuring of business transactions such as mergers and acquisitions; quarterly and year-end payroll tax reporting; outsourced chief financial officer services and other financial staffing services; financial investment analysis; succession, retirement, and estate planning; cash flow management; profitability, operational and efficiency enhancement consulting to a number of specialized industries; litigation support services; internal audit services and Sarbanes-Oxley consulting and compliance services.

     Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and administrative service agreements
(ASAs) with independent licensed Certified Public Accounting (CPA) firms under which audit and attest services may be provided to CBIZ's clients by such CPA firms. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries.

     Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and amounted to approximately $46.3 million and $39.8 million for the years ended December 31, 2004 and 2003, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis.

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

     The CPA firms with which CBIZ maintains ASAs operate as limited liability corporations, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. Neither the existence of the ASAs nor the providing of services thereunder is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of its respective services. Attest services can not be performed by any individual or entity which is not licensed to do so. CBIZ can not perform audits or reviews, does not contract to perform them and does not provide audit or review reports. Given this legal prohibition and course of conduct, CBIZ does not believe it is likely that we would bear the risk of litigious losses related to attest services provided by the CPA firms.

     At December 31, 2004, CBIZ maintained administrative service agreements with 16 CPA firms, which has decreased from 41 during 2002. Most of the members and/or shareholders of the CPA firms are also CBIZ employees, and CBIZ renders services to the CPA firms as an independent contractor. The number of firms with which CBIZ maintains administrative service agreements decreased when a majority of the partners of CPA firms with whom we previously maintained ASAs joined Mayer Hoffman McCann, P.C. (MHM P.C.) an independent national CPA firm headquartered in Kansas City, Kansas. MHM P.C. has 178 shareholders, a vast majority of which are also employees of CBIZ. MHM maintains a six member Board of Directors. There are no board members of MHM P.C. who hold senior officer positions at CBIZ. CBIZ's association with MHM P.C. offers clients access to the multi-state resources and expertise of a national CPA firm. The advantage to CBIZ of these consolidations is a reduction in the number of different firms with which we maintain ASAs.

     Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements qualify as variable interest entities under FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". See further discussion in Note 1 of the accompanying consolidated financial statements.

     CBIZ's ATA practice is divided into four regions, representing the East, Midwest, Great Lakes, and West regions of the United States. Each of these regions is headed by a designated regional director, all of whom report to the Senior Vice President, Accounting, Tax and Advisory Services. The Accounting, Tax and Advisory group contributed approximately $209.1 million of revenue, representing approximately 40.2% of CBIZ's annual revenue in 2004.

     Benefits & Insurance Services. The business units that comprise CBIZ's Benefits & Insurance group are organized by the following two groups: Retail and National Services. The Retail group is divided into three geographical regions representing the East, Central, and West regions of the United States. Each of the retail operations provides a broad range of primarily commercial employee benefit and property and casualty insurance services within their geographic area. Specific services include: consulting and brokerage of group health and welfare plans (group health, dental, vision, life and disability programs); the design, implementation and administration of qualified retirement plans, such as profit-sharing plans (including 401-k plans), defined benefit plans, and money purchase plans; actuarial services for health and welfare plans and qualified retirement plans; COBRA and Section 125 plan administration and voluntary insurance programs for employees; communications services to educate employees about their benefit programs; executive benefits consulting on non-qualified retirement plans; and business continuation plans. In addition, the Benefits & Insurance Services group provides some personal lines brokerage for property and casualty and individual life and health insurance.

     The National Services group is comprised of several specialty operations that provide unique services on a national scale. The services include: specialty high-risk life insurance and clinical underwriting; employee benefit worksite marketing; wholesale insurance brokerage services; bank-owned executive life insurance; and wealth management services, including registered investment advisory services, investment policy statements; mutual fund selections; and ongoing mutual fund monitoring.

     CBIZ's Benefits and Insurance group also provides an on-line enrollment service, CBIZSolutions that in concert with our payroll services, enables employers and employees of a client to access information such as health and welfare benefits, retirement fund balances and payroll information; enroll for benefit plans; and access certain human resource documents like employee handbooks and policies.

     CBIZ's Benefits and Insurance Services group maintains relationships with some but not all insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals. These compensation arrangements are provided to CBIZ as a result of our performance and expertise by which products and services are provided to the client and may result in enhancing CBIZ's ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received in 2004 was less than 2.0% of consolidated CBIZ revenues.

     During 2004, state insurance regulators have conducted inquiries to clarify the nature of compensation arrangements within the insurance brokerage industry. To date, CBIZ, along with other major insurance brokerage operations, has received several requests for information regarding our compensation arrangements related to these practices from such authorities. CBIZ has discussed the nature of these inquires and compensation arrangements with each of the major insurance carriers with whom we have established these arrangements, and we believe that our arrangements are appropriate and that any changes to compensation arrangements in the future will have minimal impact on CBIZ, barring future regulatory action. Future regulatory action may limit or eliminate our ability to enhance revenue through all current compensation arrangements, and may result in a diminution of future revenue from these sources.

     CBIZ's Benefits & Insurance Services group operates under one Senior Vice President, who oversees the three retail regions and their respective regional directors, as well as each of the National Services companies.

     The Benefits & Insurance group has grown in recent years due to acquisitions, the expansion of our client base, and in part due to rising healthcare costs which positively impacted the group benefits business and increased demand for benefits consulting. In addition, the life insurance product line, including executive compensation, bank compensation plans and individual life sales, has also prospered due to continued favorable tax treatment and estate planning concerns among the general public. CBIZ expects growth to continue in the benefits and insurance group based on our intention to aggressively pursue appropriate acquisitions, continue to provide superior consulting and brokerage services for our commercial clients, increase our sales staff in select markets, and seek cross-serving opportunities within CBIZ to garner new business and grow market share and strengthen existing client relationships in order to promote retention.

     The Benefits & Insurance group contributed approximately $152.2 million of revenue, or 29.3% of CBIZ's annual revenue, in 2004.

     National Practices. The business units that comprise CBIZ's National Practices group offer services in the following areas: payroll processing and administration; valuation services including financial valuations, tangible and intangible asset valuations and litigation support services; property tax consulting, compliance and administrative services; mergers and acquisitions services; health care consulting; government relations; and information technology consulting, including strategic technology planning, project management, development, network design and implementation, software selection and implementation and telephony. CBIZ's medical practice management business, CBIZ Medical Management Professionals (CBIZ MMP), is managed within the National Practices group and is described below.

     The business units within the National Practices group report to CBIZ's President and Chief Operating Officer.

     The National Practices group contributed approximately $158.7 million of revenue, or 30.5% of CBIZ's annual revenue, in 2004. Included in the results of the National Practices group are those of CBIZ MMP, which contributed approximately $87.3 million of revenue, or 16.8% of CBIZ's annual revenue, in 2004.

     CBIZ MMP. CBIZ's wholly-owned subsidiary, CBIZ MMP, provides coding and billing as well as full-practice management services for hospital-based physicians practicing anesthesiology, pathology, radiology, emergency medicine, and other areas. CBIZ MMP's billing services include: billing and accounts receivable management; automated claims processing and collection; comprehensive delinquent claims follow up; compliance programming to meet government regulations; and comprehensive statistical and operational reporting. The practice management services provided by CBIZ MMP include: financial reporting, accounts payable, payroll, general ledger processing; design of physician employment, stock and compensation arrangements; and comprehensive budgeting, forecasting, and financial analysis. Additionally, CBIZ MMP conducts analyses of managed care contracts with a focus on negotiation strategies, pricing, cost containment and utilization tracking; reviews and negotiates contracts with hospitals and other entities; identifies and coordinates practice merger and integration opportunities; and coordinates practice expansion efforts.

SALES AND MARKETING

     CBIZ's key competitive factors in attracting and retaining clients include our:

     - long-term established relationships;

     - industry and technical expertise of our professional staff;

     - strong local and regional presence;

     - ability to match client requirements with available services;

     - ability to offer a number of services from one provider; and

     - ability to offer services at competitive rates.

     CBIZ believes that by combining a local entrepreneurial marketing strategy with the resources of a nationally branded company, we will be able to significantly increase our market penetration. CBIZ expects that we can cross-serve new products and services to existing clients who do not currently utilize all of the services CBIZ offers.

     CBIZ's primary marketing strategy is to deepen our relationships with clients by providing them with additional CBIZ services that would be in the best interest of their business. CBIZ refers to this strategy of penetrating our existing client base as cross-serving. Because cross-serving is most effective when it makes outsourcing more convenient for the client, the location of the service provider is a key consideration. This requires marketing functions to be carried out on a geographic basis. Using major metropolitan areas as our marketing focal points, CBIZ, under the direction of a Senior Vice President of National Marketing, has developed marketing plans that consider the needs of all CBIZ business units in a common local area. While each business unit continues to be individually responsible for executing a marketing plan and is accountable for its own performance, marketing planning and resources are coordinated nationally. These resources include print and radio advertisements, printed material such as brochures and stationery, and CBIZ-branded merchandise for trade shows and other client-oriented events. CBIZ continues to be focused on creating business development tools and programs on a national level that can be easily customized for use at the local level. Additionally, CBIZ has developed a centralized client database, CNECT, which is now being utilized by a majority of our locations. CNECT supports marketing and distribution efforts such as improved client service, new business development and product development. New clients are generated primarily through local networking, referrals from existing clients, and targeted new business efforts.

CUSTOMERS

     CBIZ provides professional business services to approximately 80,000 clients. CBIZ's clients prefer to focus their resources on operational competencies while outsourcing non-core administrative functions to CBIZ. Outsourcing administrative functions allows clients to enhance productivity, reduce costs and improve service, quality and efficiency by focusing on their core business. Depending on a client's size and capabilities, it may choose to utilize some or many of CBIZ's broad array of services, which it typically accesses initially through its original CBIZ representative.

     CBIZ's clients come from a large variety of industries and markets, and no single client individually comprises more than 3.0% of our total consolidated revenue. Edward Jones, a financial services firm and client of CBIZ Network Solutions for electronic networking and information services, is our largest client and contributed approximately 2.7% of CBIZ's consolidated revenue in 2004.

     Management believes that such diversity helps insulate CBIZ from a downturn in a particular industry. Nevertheless, economic conditions among selected clients and groups of clients may have an impact on the demand for such services.

COMPETITION

     The professional business services industry is highly fragmented and competitive, with a majority of industry participants, such as accounting, employee benefits, payroll firms or professional employee organizations, offering only a limited number of services. Competition is based primarily on customer relationships, range and quality of services or product offerings, customer service, timeliness, geographic proximity, and competitive rates. CBIZ competes with a number of multi-location regional or national professional services firms and a large number of relatively small independent firms in local markets. CBIZ's competitors in the professional business services industry include, but are not limited to, independent consulting services companies, independent accounting and tax firms, payroll service providers, and divisions of diversified services companies, such as insurance brokers and banks.

ACQUISITIONS AND DIVESTITURES

     CBIZ seeks to strengthen its operations and customer service capabilities by making acquisitions in markets where it currently operates and where the prospects are favorable to increase its market share and become a more significant provider of a comprehensive range of business services. During 2004, CBIZ acquired benefits and brokerage firms in Owing Mills, MD, and Chicago, IL, a technology firm in Cleveland, OH and an accounting firm in Denver, CO. CBIZ will continue to actively seek acquisitions in the future.

     In 2004, CBIZ sold or closed five business operations in an effort to rationalize our business by divesting units that were either underperforming, located in secondary markets, or did not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. These divestitures are consistent with CBIZ's plan to focus on metropolitan markets in which we can strengthen our core service offerings. Going forward, CBIZ may, from time to time, recognize additional gains and/or losses on divestitures.

REGULATION

     CBIZ's operations are subject to regulations by federal, state, and local governing bodies. Accordingly, our business services may be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration, tax and accounting. CBIZ remains abreast of regulatory changes affecting our business, as these changes often affect clients' activities with respect to employment, taxation, benefits, and accounting. For instance, changes in income, estate, or property tax laws may require additional consultation with clients subject to these changes to ensure their activities comply with revised regulations.

     CBIZ itself is subject to industry regulation and changes, including changes in laws, regulations, and codes of ethics governing its accounting, insurance, valuation, and broker-dealer operations, as well as in other industries, the interpretation of which may restrict CBIZ's operations. CBIZ is currently in compliance with laws and regulations that have been recently changed or imposed, and is not aware of any proposed changes that will have a negative impact on CBIZ's operations, or our ability to comply with such existing or proposed regulations.

     CBIZ is subject to certain privacy and information security laws and regulations, including, but not limited to those under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), The Financial Modernization Act of 1999 (the Gramm-Leach-Bliley Act), and other provisions of federal and state law which may restrict CBIZ's operations and give rise to expenses related to compliance. CBIZ is currently in compliance with such laws and regulations, and expects to remain in compliance in future periods.

     As a public company, CBIZ is subject to the provisions of the Sarbanes-Oxley Act of 2002 to reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. CBIZ is currently in compliance with those requirements.

LIABILITY INSURANCE

     CBIZ carries policies including those for commercial general liability, automobile liability, property, crime, professional liability, directors and officers liability, fiduciary liability, employment practices liability and workers' compensation subject to prescribed state mandates. Excess liability is carried over the underlying limits provided by the commercial general liability and automobile liability policies.

EMPLOYEES

     At December 31, 2004, CBIZ employed approximately 4,900 employees, approximately half of whom hold professional certifications or degrees. CBIZ believes that it has a good relationship with its employees. CBIZ realizes that as a professional services company that differentiates itself from competitors through the quality and diversity of our service offerings, the Company's employees are our most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of our employees.

SEASONALITY

     A disproportionately large amount of CBIZ's revenue occurs in the first half of the year. This is due primarily to our accounting and tax practice, which is subject to seasonality related to heavy volume in the first four months of the year. CBIZ's ATA group generated approximately 43% of its revenue in the first four months of 2004. Like most professional service companies, most of CBIZ's operating costs are fixed, resulting in higher operating margins in the first half of the year.

PROPERTIES

     CBIZ's corporate headquarters is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. Some of CBIZ's property and equipment are subject to liens securing payment of indebtedness of CBIZ and its subsidiaries. CBIZ and its subsidiaries lease more than 140 offices in 34 states, the District of Columbia and one in Toronto, Canada, as well as office equipment and company vehicles. As CBIZ continues to consolidate and rationalize its operations, we expect to reduce the number of leases we currently hold. CBIZ believes that our current facilities are sufficient for our needs.

OTHER INFORMATION

     Our website is located at http://www.cbiz.com. CBIZ makes available, free of charge on its website, through the Investor Information page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to all those reports as soon as reasonably practicable after CBIZ files (or furnishes) such reports with the U.S. Securities and Exchange Commission. In addition, our corporate code of conduct and ethics and the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors are available on the Investor Relations page of CBIZ's website, referenced above, and in print to any shareholder who requests them.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

     This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report, including without limitation, "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding CBIZ's financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "believes," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this 10-K, in the 2004 Annual Report and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially.

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect operating or financial performance. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

FACTORS THAT MAY EFFECT FUTURE RESULTS

     The following factors may affect our actual operating and financial results and could cause results to differ materially from those in any forward-looking statements. There may be other factors, and new risk factors may emerge in the future. You should carefully consider the following information.

  A REVERSAL OF OR DECLINE IN THE CURRENT TREND OF OUTSOURCING BUSINESS SERVICES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

  WE ARE DEPENDENT ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES, THE LOSS OF ANY OF WHOM MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and administrative service agreements
(ASAs) with independent licensed Certified Public Accounting (CPA) firms under which audit and attest services may be provided to CBIZ's clients by such CPA firms. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries.

     Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis.

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

     There can be no assurance that following the policies and procedures implemented by us and the attest firms will enable us and the attest firms to avoid circumstances that would cause us and them to lack independence from an SEC-reporting attest client; nor can there be any assurance that state accountancy authorities will not extend current restrictions on the profession to include private companies. To the extent that licensed CPA firms for whom we provide administrative and other services are affected, we may experience a decline in fee revenue from these businesses as well. To date, revenues derived from providing services in connection with attestation engagements of the attest firms performed for SEC-reporting clients have not been material.

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

  WE ARE SUBJECT TO RISKS RELATING TO PROCESSING CUSTOMER TRANSACTIONS FOR OUR PAYROLL, MEDICAL PRACTICE MANAGEMENT, PROPERTY TAX MANAGEMENT, AND OTHER TRANSACTION PROCESSING BUSINESSES.

     The high volume of client funds and data processed by us in our transaction related businesses entails risks for which we may be held liable if the accuracy or timeliness of the transactions processed is not correct. We could incur significant legal expense to defend any claims against us, even those claims without merit. While we carry insurance against these potential liabilities, we cannot be certain that circumstances surrounding such an error would be entirely reimbursed through insurance coverage. We believe we have controls and procedures in place to address our fiduciary responsibility and mitigate these risks. However, if we are not successful in managing these risks, our business, financial condition and results of operations may be harmed.

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

  WE COULD BE HELD LIABLE FOR ERRORS AND OMISSIONS.

     All of our professional business services entail an inherent risk of professional malpractice and other similar claims. Therefore, we maintain errors and omissions insurance coverage. Although we believe that our insurance coverage is adequate, we cannot be certain that actual future claims or related legal expenses would not exceed the coverage amounts. In addition, we cannot be certain that the different insurance carriers which provide errors and omissions coverage for different lines of our business will not dispute their obligation to cover a particular claim. If we have a large claim, or a large number of claims, on our insurance, the rates for such insurance may increase, and amounts expended in defense or settlement of these claims prior to exhaustion of deductible or self-retention levels may become significant, but contractual arrangements with clients may constrain our ability to incorporate such increases into service fees. Insurance rate increases, disputes by carriers over coverage questions, payments by us within deductible or self-retention limits, as well as any underlying claims or settlement of such claims, could have a material adverse effect on our business, financial condition and results of operations.

  OUR PRINCIPAL STOCKHOLDERS MAY HAVE SUBSTANTIAL CONTROL OVER OUR OPERATIONS.

     As of February 28, 2005, the stockholders identified below owned the following aggregate amounts and percentages of our common stock, including shares that may be acquired by exercising options:

     - approximately 15,250,278 shares, representing 20.1% of all our outstanding common stock, were owned by Michael G. DeGroote;

     - approximately 4,617,199 shares, representing 6.1% of all our outstanding common stock, were owned by Cardinal Capital Management LLC;

     - approximately 4,209,794 shares, representing 5.5% of all our outstanding common stock, were owned by Dimensional Fund Advisors Inc.;

     - approximately 27,362,259 shares, representing 36.1% of all our outstanding common stock, were owned by our executive officers, directors, and the foregoing as a group.

     Because of their stock ownership, these stockholders may exert substantial influence or actions that require the consent of a majority of our outstanding shares, including the election of directors. CBIZ's share repurchase activities may serve to increase the ownership percentage of these individuals and therefore increase the influence they may exert, if they do not participate in these share repurchase transactions.

  WE HAVE SHARES ELIGIBLE FOR FUTURE SALE THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares, and have issued and outstanding approximately 76 million shares. More than 47 million of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, the shares were contractually restricted from sale for periods up to two years, most of which expired by the end of 2001. As of February 28, 2005, approximately 260,000 shares of common stock were under lock-up contractual restrictions. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock. As of February 28, 2005, we also have, registered under the Securities Act, 15 million shares of our common stock, nearly all of which remain available to be offered from time to time by us in connection with acquisitions under our acquisition shelf registration statement.

  WE ARE RELIANT ON INFORMATION PROCESSING SYSTEMS.

     Our ability to provide business services depends on our capacity to store, retrieve process and manage significant databases, and expand and upgrade periodically our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage, or other disruption could have a material adverse effect on our business, financial condition and results of operations. Although we have disaster recovery procedures in place and insurance to protect against such contingencies, we cannot be sure that insurance or these services will continue to be available at reasonable prices, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide business services.

  WE MAY NOT BE ABLE TO ACQUIRE AND FINANCE ADDITIONAL BUSINESSES WHICH MAY LIMIT OUR ABILITY TO PURSUE OUR BUSINESS STRATEGY.

     We made four acquisitions in 2004, and it is our intention to selectively acquire businesses that are complementary in building out our service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms. We cannot assure you that such acquisitions, even if completed, will perform as expected or will contribute significant revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. There are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity, in the foreseeable future. See Note 7 to CBIZ's consolidated financial statements included herewith.

  THE BUSINESS SERVICES INDUSTRY IS COMPETITIVE AND FRAGMENTED. IF WE ARE UNABLE TO COMPETE EFFECTIVELY, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE HARMED.

     We face competition from a number of sources in both the business services industry and from specialty insurance agencies. Competition in both industries has led to consolidation. Many of our competitors are large companies that may have greater financial, technical, marketing and other resources than us. In addition to these large companies and specialty insurance agencies, we face competition in the business services industry from in-house employee services departments, local business services companies and independent consultants, as well as from new entrants into our markets. We cannot assure you that, as our industry continues to evolve, additional competitors will not enter the industry or that our clients will not choose to conduct more of their business services internally or through alternative business services providers. Although we intend to monitor industry trends and respond accordingly, we cannot assure you that we will be able to anticipate and successfully respond to such trends in a timely manner. We cannot be certain that we will be able to compete successfully against current and future competitors, or that competitive pressure will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company has entered into settlements to resolve the Heritage Bond Litigation, comprised of multiple lawsuits pending in the Central District of California arising from losses sustained by investors in numerous municipal bond offerings between December 1996 and March 1999. In those lawsuits, plaintiffs alleged numerous claims, including mismanagement and misappropriation of funds from the bond offerings, against unrelated parties, including the Heritage Entities and the trustee, U.S. Trust Corp. The Betker Action, CV 02-5752-DT
(RCx), includes claims against two entities acquired by the Company, Valuation Counselors Group, Inc. ("VC") and Zelenkofske, Axelrod & Co., Ltd. ("ZA"), for negligent misrepresentation and negligence, and for joint and several liability under California Corporations Code sec. 25504.2 (against VC only). In the Consolidated Class Action, 02-ML-1475-DT (RCx), the Court permitted plaintiffs to substitute CBIZ Valuation Group, Inc. ("CBIZ-VC") in place of VC, and CBIZ Accounting, Tax & Advisory, Inc. ("CBIZ-ZA") in place of ZA, as defendants. In addition, plaintiffs named Century Business Services, Inc. ("CBIZ") itself as a defendant. CBIZ-VC and CBIZ-ZA are subsidiaries of CBIZ. That complaint includes claims against CBIZ, CBIZ-VC and CBIZ-ZA for negligence, and claims against CBIZ-VC and CBIZ-ZA for conspiracy to commit fraud, negligent misrepresentation and intentional misrepresentation. These claims have been pending since 2001 and relate to the provision of valuation and feasibility study services from 1996 through 1999. Management believes that the settlements are fair, reasonable and adequate, and in the best interests of all parties concerned. The settlement of the Consolidated Class Action has been preliminarily approved by the Court, which also entered an order approving notice to the Class. The Class Settlement is conditioned upon, among other things, standard class action opt-out procedures, objections by litigants, the Court's entry of a bar order and final judicial approval of the settlement by the Court after notice to the class. The settlement of the Betker Action has been approved by the Court and is subject to, among other things, the final entry of a bar order. Additional proceedings may be necessary as a consequence of any opt-out or objection that may occur. The resolution of these matters did not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

     The common stock of CBIZ is quoted on the Nasdaq National Market under the trading symbol "CBIZ". The table below sets forth the range of high and low sales prices for our Common Stock as reported on the Nasdaq National Market for the periods indicated.

                                                             2004            2003
                                                         -------------   -------------
                                                         HIGH     LOW    HIGH     LOW
                                                         -----   -----   -----   -----
First quarter..........................................  $5.15   $3.34   $2.99   $2.30
Second quarter.........................................  $5.12   $4.00   $3.27   $2.50
Third quarter..........................................  $4.95   $3.85   $4.85   $3.10
Fourth quarter.........................................  $4.74   $4.06   $4.90   $3.80

     On December 31, 2004, the last reported sale price of CBIZ's Common Stock as reported on the Nasdaq National Market (Nasdaq Amex-Online) was $4.36 per share. As of February 28, 2005, CBIZ had approximately 8,100 holders of record of its common stock, and the last sale of CBIZ's common stock as of that date was $4.19.

DIVIDEND POLICY

     CBIZ has not paid cash dividends on its common stock since April 27, 1995, and does not anticipate paying cash dividends in the foreseeable future. CBIZ's Board of Directors has discretion over the payment and level of dividends on common stock. The Board of Directors' decision is based among other things on results of operations and financial condition. In addition, CBIZ's credit facility does not permit CBIZ to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. CBIZ currently intends to retain future earnings to finance the ongoing operations and growth of the business. Any future determination as to dividend policy will be made at the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects, limitations on dividend payments pursuant to credit or other agreements and such other factors as the Board of Directors may deem relevant.

ISSUER PURCHASES OF EQUITY SECURITIES

     On March 3, 2004, the Board of Directors authorized a share repurchase of up to 8.5 million shares of CBIZ common stock. A supplement to the plan was approved by the Board of Directors on May 27, 2004, authorizing CBIZ to purchase an additional 2.0 million shares of CBIZ common stock, for a total of 10.5 million shares. These plans expired on December 31, 2004, and subsequently on February 10, 2005, the Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock during 2005. Stock repurchase activity during the year ended December 31, 2004 is summarized in the table below (in thousands, except per share data).

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                          MAXIMUM
                                                                      TOTAL NUMBER       NUMBER OF
                                          TOTAL                        OF SHARES        SHARES THAT
                                         NUMBER        AVERAGE        PURCHASED AS       MAY YET BE
                                        OF SHARES    PRICE PAID     PART OF PUBLICLY     PURCHASED
PERIOD                                  PURCHASED   PER SHARE (1)    ANNOUNCED PLAN    UNDER THE PLAN
------                                  ---------   -------------   ----------------   --------------
January 1 - September 30, 2004
  Tender offer........................    7,500         $5.04             7,500            3,000
  Open market purchases(3)............    1,757         $4.25             1,757            1,243
                                         ------                          ------
     Total through September 30,
       2004...........................    9,257         $4.89             9,257
October 1 - October 31, 2004(2),(3)...      135         $4.63               135            1,108
November 1 - November 30,
  2004(2),(3).........................      476         $4.42               476              632
December 1 - December 31,
  2004(2),(3).........................      556         $4.33               556               76
                                         ------                          ------
  Total fourth quarter purchases......    1,167         $4.40             1,167
                                         ------                          ------
Total purchases during the year ended
  December 31, 2004...................   10,424         $4.84            10,424
                                         ======                          ======

---------------

(1) Average price paid per share includes fees and commissions.

(2) Open market purchases.

(3) The Company utilized a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, the Company was unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares purchased by the Company each day was governed by Rule 10b-18.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical financial data for CBIZ and is derived from the historical consolidated financial statements and notes thereto. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements notes thereto, which are included elsewhere in this Annual Report.

                                                            YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                              2004     2003 (3)    2002 (3)    2001 (3)    2000 (3)
                                            --------   ---------   ---------   ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                     DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...................................  $520,057   $506,782    $492,955    $502,639    $ 538,513
Operating expenses........................   459,357    441,652     434,389     433,659      478,333
                                            --------   --------    --------    --------    ---------
Gross margin..............................    60,700     65,130      58,566      68,980       60,180
Corporate general and administrative
  expense.................................    24,773     19,518      19,177      20,343       28,855
Depreciation and amortization expense.....    16,428     17,089      20,361      40,348       44,764
                                            --------   --------    --------    --------    ---------
Operating income (loss)...................    19,499     28,523      19,028       8,289      (13,439)
Other income (expense):
    Interest expense......................    (1,507)    (1,055)     (2,477)     (6,797)     (12,088)
    Goodwill impairment...................        --         --          --          --      (32,953)
    Gain (loss) on sale of operations,
      net.................................       996      2,519         930      (7,113)     (31,576)
    Other income (expense), net...........     3,554     (1,209)     (1,567)      4,403       (1,634)
                                            --------   --------    --------    --------    ---------
      Total other income (expense)........     3,043        255      (3,114)     (9,507)     (78,251)
Income (loss) from continuing operations
  before income tax expense...............    22,542     28,778      15,914      (1,218)     (91,690)
Income tax expense........................     5,691     12,495       8,154      12,097          869
                                            --------   --------    --------    --------    ---------
Income (loss) from continuing
  operations..............................    16,851     16,283       7,760     (13,315)     (92,559)
Loss from operations of discontinued
  businesses, net of tax..................      (932)    (1,693)     (2,130)     (2,685)     (15,915)
Gain (loss) on disposal of discontinued
  businesses, net of tax..................       132        726      (2,471)         --       (5,697)
Cumulative effect of change in accounting
  principle, net of tax...................        --         --     (80,007)         --      (11,905)
                                            --------   --------    --------    --------    ---------
Net income (loss).........................  $ 16,051   $ 15,316    $(76,848)   $(16,000)   $(126,076)
                                            ========   ========    ========    ========    =========
Basic weighted average common shares......    79,217     90,400      94,810      94,818       94,674
Diluted weighted average common
  shares(2)...............................    81,477     92,762      96,992      94,818       94,674
Basic earnings (loss) per share:
  Continuing operations...................  $   0.21   $   0.18    $   0.08    $  (0.14)   $   (0.98)
  Discontinued operations.................     (0.01)     (0.01)      (0.05)      (0.03)       (0.22)
  Cumulative effect of accounting
    change................................        --         --       (0.84)         --        (0.13)
                                            --------   --------    --------    --------    ---------
  Net income (loss).......................  $   0.20   $   0.17    $  (0.81)   $  (0.17)   $   (1.33)
                                            ========   ========    ========    ========    =========
Diluted earnings (loss) per share:
  Continuing operations...................  $   0.21   $   0.18    $   0.08    $  (0.14)   $   (0.98)
  Discontinued operations.................     (0.01)     (0.01)      (0.05)      (0.03)       (0.22)
  Cumulative effect of accounting
    change................................        --         --       (0.82)         --        (0.13)
                                            --------   --------    --------    --------    ---------
  Net income (loss).......................  $   0.20   $   0.17    $  (0.79)   $  (0.17)   $   (1.33)
                                            ========   ========    ========    ========    =========
OTHER DATA:
Total assets..............................  $413,773   $402,145    $433,111    $528,349    $ 649,494
Long-term debt............................  $ 55,398   $ 14,985    $ 18,084    $ 55,888    $ 118,655
Total liabilities.........................  $167,276   $124,307    $138,793    $157,702    $ 262,556
Total stockholders' equity................  $246,497   $277,838    $294,318    $370,647    $ 386,938
PRO FORMA NET INCOME(1):
Net income (loss) from continuing
  operations..............................  $ 16,851   $ 16,283    $  7,760    $  7,234    $ (65,135)
Basic earnings (loss) per share...........  $   0.21   $   0.18    $   0.08    $   0.08    $   (0.69)
Diluted earnings (loss) per share(2)......  $   0.21   $   0.18    $   0.08    $   0.08    $   (0.69)

---------------

(1) Pro forma net income (loss) represents income from continuing operations assuming the change in accounting principle for Financial Accounting Standards Board (SFAS) No. 142, adopted January 1, 2002, was applied retroactively, net of taxes, for all periods presented.

(2) Pro forma diluted weighted average common shares for 2001 are 96,442, as the effect of the incremental shares are not anti-dilutive on a pro forma basis.

(3) Certain amounts have been reclassified to conform to the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of CBIZ's financial position at December 31, 2004 and 2003, and results of operations and cash flows for each of the years ended December 31, 2004, 2003 and 2002. This discussion should be read in conjunction with CBIZ's consolidated financial statements and notes thereto included elsewhere in this Annual Report.

OVERVIEW

     CBIZ provides professional business services to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States (see further description under Items 1 and 2 "Business and Properties"). The substantial portion of our revenue is derived from professional service activities provided for our clients, and our revenue is driven by our ability to generate new opportunities, by the prices we obtain for our service offerings and by the utilization of our professional workforce.

     CBIZ seeks to strengthen its operations and customer service capabilities by making acquisitions in markets where it currently operates and where the prospects are favorable to increase its market share and become a more significant provider of a comprehensive range of business services. During 2004, CBIZ acquired benefits and brokerage firms in Owing Mills, MD, and Chicago, IL, a technology firm in Cleveland, OH and an accounting firm in Denver, CO. CBIZ will continue to actively seek acquisitions under the same strategy earlier described.

     As part of its strategy to promote and strengthen cross-serving, CBIZ has continued its program of consolidating and co-locating fragmented markets. This program is expected to continue in 2005, specifically in the Denver, Atlanta and San Diego markets. CBIZ also plans to continue consolidation activities that have been initiated in the Chicago market.

     CBIZ continually evaluates its business operations, and may from time to time sell or close operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. During 2004, CBIZ sold or closed five business operations in an effort to rationalize our business by divesting units that were either underperforming, located in secondary markets, or did not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. These divestitures are consistent with CBIZ's plan to focus on metropolitan markets in which we can strengthen our core service offerings. Going forward, CBIZ may, from time to time, recognize additional gains and/or losses on divestitures.

     CBIZ believes that repurchasing shares of its common stock is a use of cash that provides value to stockholders, and accordingly completed a tender offer in April 2004. The tender offer resulted in the purchase of approximately 7.5 million shares of common stock at a purchase price of $5.00 per share, or a total cost (including expenses) of approximately $37.8 million. In addition, CBIZ completed open market repurchases of approximately 2.9 million shares at a cost of approximately $12.6 million during the year ended December 31, 2004. The credit facility and net cash provided by CBIZ operations were utilized to fund the share repurchases. On February 10, 2005, the Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock during 2005. The shares may be repurchased in the open market or through privately negotiated purchases.

     Effective August 9, 2004, CBIZ completed a modification of its credit facility. The new facility has a total commitment amount of $100.0 million, and expires August 2009. The modified credit facility is discussed in further detail in the notes to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS -- CONTINUING OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

  Operating Practice Groups

     CBIZ currently delivers products and services through three practice groups. A brief description of these groups' operating results and factors affecting their businesses is provided below. The services offered under each of these groups are described in Part I of this report.

     Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for an operation divested on July 1, 2004, revenue from the periods July 1 through December 31, 2003 are reported as revenue from divested operations; thus, same-unit revenue includes revenue for the periods January 1 through June 30 of both years. Revenue from divested operations represents operations that did not meet the criteria for treatment as discontinued businesses.

  Accounting, Tax and Advisory Services.

                                                           2004       2003     CHANGE
                                                         --------   --------   ------
                                                            (DOLLARS IN THOUSANDS)
Revenue
  Same-unit............................................  $203,604   $197,216   $6,388
  Acquired businesses..................................     5,473         --    5,473
  Divested operations..................................        --      2,396   (2,396)
                                                         --------   --------   ------
     Total revenue.....................................  $209,077   $199,612   $9,465
Percent of total CBIZ revenue..........................      40.2%      39.4%
Operating expenses.....................................   180,282    174,452    5,830
                                                         --------   --------   ------
Gross margin...........................................  $ 28,795   $ 25,160   $3,635
                                                         ========   ========   ======
Gross margin percent...................................      13.8%      12.6%     1.2%

     Same-unit revenue for the twelve months ended December 31, 2004 increased by $6.4 million or 3.2% from the twelve months ended December 31, 2003. The growth experienced for same-unit revenue was primarily due to an increase in the aggregate number of hours charged to clients for litigation support and Sarbanes-Oxley consulting services, combined with modest price increases for traditional accounting and tax services.

     The growth in revenue from acquisitions was primarily from Sarbanes-Oxley consulting services provided by CBIZ HarborView, which was acquired in September 2003, as well as accounting services provided by the acquisitions of firms in Denver, Colorado, and Orange County, California. Divested operations represent several smaller units that did not provide opportunity for growth and cross-serving capabilities.

     The largest components of operating expenses for the ATA group are personnel costs, occupancy costs and professional service fees paid to third parties, representing 88.1% and 87.3% of total operating expenses for the years ended December 31, 2004 and 2003, respectively. Personnel costs increased $3.1 million primarily due to increases in staff to accommodate the revenue growth, as well as annual increases in compensation rates. As a percentage of revenue, personnel costs were 66.6% and 68.2% for the years ended December 31, 2004 and 2003, respectively. Occupancy costs, which are generally fixed in nature, were 7.1% and 7.3% of revenue for the years ended December 31, 2004 and 2003, respectively. Professional service fees paid to third parties increased $3.3 million to 2.3% percent of revenue for the year ended December 31, 2004 from 0.8% for the same period a year ago, as the result of outsourced professional services utilized primarily at two business units; one unit that delivers services requiring specialization in state agency compliance and CBIZ HarborView that delivers Sarbanes-Oxley consulting services.

     Gross margin has improved by 1.2% for the twelve months ended December 31, 2004, primarily due to growth in Sarbanes-Oxley consulting services, as well as modest increases in hourly billing rates. CBIZ expects Sarbanes-Oxley consulting to continue to be strong, and also expects modest increases in hourly billing rates in 2005 for traditional accounting and tax services. While the accounting industry is experiencing growth and increases in billing rates, the industry is also experiencing pricing pressures on compensation, as firms compete for qualified candidates in the market to support the revenue growth. Due to these pricing pressures on compensation, CBIZ expects modest improvement in gross margin in 2005.

  Benefits & Insurance Services.

                                                          2004       2003      CHANGE
                                                        --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Revenue
  Same-unit...........................................  $150,078   $156,640   $ (6,562)
  Acquired businesses.................................     2,162         --      2,162
  Divested operations.................................        --      5,455     (5,455)
                                                        --------   --------   --------
     Total revenue....................................  $152,240   $162,095   $ (9,855)
Percent of total CBIZ revenue.........................      29.3%      32.0%
Operating expenses....................................   128,691    128,407        284
                                                        --------   --------   --------
Gross margin..........................................  $ 23,549   $ 33,688   $(10,139)
                                                        ========   ========   ========
Gross margin percent..................................      15.5%      20.8%     (5.3%)

     On a same-unit basis, the Benefits & Insurance (B&I) group experienced a decrease in revenue of $6.6 million, or 4.2% for the twelve months ended December 31, 2004 compared to a year ago. The decline in revenue is primarily attributable to one national business unit which experienced lower enrollments compared with a year ago, and recorded revenue adjustments resulting from higher policy terminations than originally estimated. This decline was partially offset by the strength of the group health business, which has experienced an increase in the number of policies sold.

     The increase in revenue from acquired businesses pertains to business units providing primarily group benefits and property and casualty services in the Chicago, Salt Lake City, and Maryland markets. The decline in revenue from divested operations relates primarily to Health Administration Services, which was sold in May 2003.

     The largest components of operating costs for the B&I group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 84.8% and 83.8% of total operating expenses in 2004 and 2003, respectively. Personnel costs increased as a percentage of revenue to 58.3% from 53.7%, primarily as a result of investments in sales and support personnel intended to promote organic growth during the year, and also due to the year-over-year revenue decline. CBIZ expects the investments in sales personnel to result in margin improvement in future periods, once production levels have been established. Commissions paid to third party brokers have increased to 7.4% of revenue in 2004 from 6.8% in 2003, primarily due to a higher portion of revenue being generated with third party brokers during the current year than a year ago. Occupancy expenses are relatively fixed in nature, but have increased as a percent of revenue to 6.0% for the twelve months ended December 31, 2004, from 5.9% for the comparable period a year ago, primarily due to the decline in revenue previously discussed.

     Gross margin has decreased compared to a year ago, primarily as the result of the one national business unit mentioned above. This unit has experienced significant growth over the last three years, which has resulted in system, client service and other operational challenges. CBIZ has allocated resources to support the current level of revenue and future growth, and is in the process of implementing new systems, including a new client service interface. The decline in revenue, combined with higher expenses to support growth in this unit, have resulted in a negative impact on gross margin of approximately $7.1 million. CBIZ believes that the resources dedicated to improve processes and controls at this insurance unit have positioned the unit for future growth; therefore, CBIZ expects a significant improvement in revenue, and expects the unit to produce a modest profit in 2005. CBIZ expects gross margins for the B&I group to return to historical levels based on the favorable impact on this unit's future results, combined with continued organic growth from its existing retail businesses driven by a continuing increase in group health rates.

     National Practices Services. The National Practices group contributed approximately $158.7 million and $145.1 million of revenue, or approximately 30.5% and 28.6% of CBIZ's total revenue for the years ended December 31, 2004 and 2003, respectively.

  CBIZ Medical Management Professionals (CBIZ MMP)

                                                           2004      2003     CHANGE
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Revenue
  Same-unit.............................................  $87,261   $75,785   $11,476
  Acquired businesses...................................       --        --        --
  Divested operations...................................       --        --        --
                                                          -------   -------   -------
     Total revenue......................................  $87,261   $75,785   $11,476
Percent of total CBIZ revenue...........................     16.8%     15.0%
Operating expenses......................................   71,885    61,566    10,319
                                                          -------   -------   -------
Gross margin............................................  $15,376   $14,219   $ 1,157
                                                          =======   =======   =======
Gross margin percent....................................     17.6%     18.8%    (1.2%)

     CBIZ MMP revenue increased by $11.5 million, or 15.1%, for twelve months ended December 31, 2004 as compared to the twelve months ended December 31, 2003. Approximately $4.2 million of the growth was attributable to new clients obtained during 2004. The remaining revenue growth was the result of the maturation of clients obtained in 2003 and strong existing client sales.

     The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 88.9% and 90.0% of total operating expenses for the years ended December 31, 2004 and 2003, respectively. Personnel costs increased by $7.7 million to 58.9% of revenue for the year ended December 31, 2004, from 57.6% of revenue for the year ended December 31, 2003. This increase was directly related to an increase in the number of client service staff employed by MMP during 2004 verses 2003, required to support the growth in revenue. Additionally, MMP added personnel in compliance and technology to support the current infrastructure and to position the unit for continued growth in the future. Occupancy costs as a percentage of revenue were 6.7% and 7.2%, for the years ended December 31, 2004 and 2003, respectively. Office expenses as a percentage of revenue were 7.6% and 8.3%, for the years ended December 31, 2004 and 2003, respectively.

     Gross margin has declined in 2004 from a year ago, primarily as a result of investments made in additional staff to support and facilitate growth. CBIZ expects operating expenses to increase in 2005 based on significant investments to upgrade their operating system to allow for future growth. As a result of these investments, gross margin is expected to remain consistent with 2004; however, gross margin as a percentage of revenue will decline slightly in 2005.

  National Practice Services - Other

                                                          2004       2003      CHANGE
                                                         -------    -------    ------
                                                            (DOLLARS IN THOUSANDS)
Revenue
  Same-unit............................................  $69,609    $66,844    $2,765
  Acquired businesses..................................    1,870         --     1,870
  Divested operations..................................       --      2,446    (2,446)
                                                         -------    -------    ------
     Total revenue.....................................  $71,479    $69,290    $2,189
Percent of total CBIZ revenue..........................     13.7%      13.6%
Operating expenses.....................................   65,293     69,516    (4,223)
                                                         -------    -------    ------
Gross margin...........................................  $ 6,186    $  (226)   $6,412
                                                         =======    =======    ======
Gross margin percent...................................      8.7%     (0.3%)      9.0%

     On a same-unit basis, the National Practices group, excluding CBIZ MMP, experienced higher revenues of $2.8 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Approximately $2.1 million of the same-unit revenue growth was attributable to four transactions that closed during the first six months of 2004 in CBIZ's mergers and acquisition business. The remainder of the increase was primarily from our payroll processing unit and valuation business. The payroll processing unit made investments in their business processes and systems during 2003 to position the unit for growth. These investments, along with the increased client satisfaction (evidenced by lower than anticipated attrition rate), have resulted in favorable revenue results in 2004 as compared to 2003. This increase was offset by lower revenues in CBIZ's technology, health care consulting and property tax businesses in 2004. Revenue from acquired businesses relates to the technology business located in Cleveland, OH, which CBIZ acquired in June 2004. Revenue from divested operations relates to the closure of unprofitable locations in the property tax and technology businesses during 2003.

     The largest components of operating expenses for the National Practices Services - Other segment are personnel costs, direct costs and occupancy costs, representing 87.6% and 87.9% of total operating expenses in 2004 and 2003, respectively. Personnel costs decreased by $3.1 million, and decreased as a percentage of revenue to 63.3% for the year ended December 31, 2004, from 69.8% for the year ended December 31, 2003. The decrease is primarily as a result of reduction of personnel related to the closure of unprofitable locations in the mergers and acquisitions group. Direct costs primarily consist of product costs associated with hardware sales in the technology businesses. These costs have decreased by $0.5 million, and have decreased as a percentage of revenue to 9.9% for the year ended December 31, 2004, from 11.0% for the year ended December 31, 2003. The decrease is primarily a result of lower product costs at our technology division due to the closure of unprofitable locations during 2003. Occupancy costs are typically fixed in nature and have decreased as a percentage of revenue to 6.8% in 2004 from 7.3% in 2003, primarily as a result of the shutdown of unprofitable facilities in the property tax and technology businesses described above.

     The improvement in gross margin for the year ended December 31, 2004 from the year ended December 31, 2003 was realized as the result of closing unprofitable locations in the property tax and technology businesses and discontinuing unprofitable product lines, combined with the four mergers and acquisitions transactions as previously discussed, and improvements and operational efficiencies in the payroll, technology and valuation businesses. Due to the unpredictable nature of the mergers and acquisitions business, CBIZ expects gross margin for 2005 to be in line with 2004 levels.

  Revenue

     Total revenue for the year ended December 31, 2004 was $520.1 million as compared to $506.8 million for the year ended December 31, 2003, representing an increase of $13.3 million, or 2.6%. The increase in revenue attributable to acquisitions completed subsequent to December 31, 2003 was $9.5 million, and was offset by a decrease in revenue of $10.3 million due to divested operations completed subsequent to December 31, 2003. For business units with comparable periods of operations for the years ended December 31, 2004 and 2003, revenue increased $14.1 million or 2.8%. A more comprehensive analysis of revenue by each operating practice group is discussed above.

  Expenses

     Operating expenses increased to $459.4 million for the year ended December 31, 2004, from $441.7 million for the comparable period in 2003, an increase of $17.7 million or 4.0%. As a percent of revenue, operating expenses (excluding consolidation and integration charges) were 87.8% and 86.8% for the years ended December 31, 2004 and 2003, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 79.9% and 80.1% of total operating expenses and 70.6% and 69.8% of revenue for the years ended December 31, 2004 and 2003, respectively. A more comprehensive analysis of operating expenses (excluding consolidation and integration charges) and their impact on gross margin is discussed by operating practice group, above.

     Consolidation and integration charges are reported as operating expenses in the accompanying consolidated statements of operations, and increased as a percent of revenue to 0.5% from 0.4% for the years ended

December 31, 2004 and 2003, respectively. The increase in consolidation and integration charges was due primarily to real estate leasing costs in the Chicago market during 2004.

     Corporate general and administrative expenses increased to $24.8 million and 4.7% of revenue for the year ended December 31, 2004, from $19.5 million and 3.9% of revenue for the comparable period in 2003. The increase in 2004 over 2003 was primarily the result of an increase in legal expenses, settlements (net of recoveries), and litigation reserves of approximately $3.2 million, to address several long-standing litigation issues. Additionally, CBIZ incurred approximately $1.0 million in expenses during 2004 associated with its compliance efforts in connection with Section 404 of the Sarbanes-Oxley Act of 2002.

     Depreciation and amortization expense decreased to $16.4 million for the year ended December 31, 2004, from $17.1 million for the comparable period in 2003, a decrease of $0.7 million, or 3.9%. The decrease is primarily attributable to the shift from purchasing computer-related items and furniture to leasing such items. These operating lease costs are recorded as operating expenses, rather than capitalized and recorded as depreciation, and total $2.6 million for the year ended December 31, 2004 and $1.7 million for the year ended December 31, 2003. As a percentage of total revenue, depreciation and amortization expense was 3.2% for the year ended December 31, 2004, compared to 3.4% for the comparable period in 2003.

     Interest expense increased to $1.5 million for the year ended December 31, 2004, from $1.1 million for the comparable period in 2003, an increase of $0.5 million, or 42.8%. The increase is the result of higher average debt during the year ended December 31, 2004, of $40.9 million, compared to $18.2 million during the year ended December 31, 2003. Higher debt during 2004 is primarily due to share repurchase activity and is further described under "Liquidity and Capital Resources". The increase in interest expense due to higher average debt balances was offset by a decrease in average interest rates to 3.5% for the year ended December 31, 2004 from 4.4% for the year ended December 31, 2003. Additionally, interest expense for year ended December 31, 2003 included fees related to an interest rate swap that was terminated during the second quarter of 2003.

     Gain on sale of operations, net was $1.0 million for the year ended December 31, 2004, and was related to the sale of two operations and three client lists in the ATA practice group, and a client list in the B&I practice group. For the year ended December 31, 2003, gain on sale of operations, net was $2.5 million and related primarily to the sale of Health Administrative Services
(HAS) from the B&I practice group. Three businesses from the ATA practice group were also sold during the year ended December 31, 2003. See Note 17 to the consolidated financial statement included herewith, for further discussion. In addition to this divestiture activity, CBIZ classified three operations as discontinued businesses in 2004, and five operations as discontinued businesses in 2003. The results of these operations are disclosed separately in the consolidated financial statements included herewith, and are discussed separately under "Results of Operations - Discontinued Businesses," below.

     CBIZ reported other income of $3.6 million for the year ended December 31, 2004, compared to other expense of $1.2 million for the comparable period in 2003, an increase $4.8 million. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ's payroll business, adjustments to the fair value of assets held in a rabbi trust related to the deferred compensation plan implemented in the first quarter of 2004, gains and losses on sale of assets, and miscellaneous income such as contingent royalties from previous divestitures. The change in other income (expense) for the year ended December 31, 2004 from the year ended December 31, 2003 is primarily related to $2.8 million of impairment charges to notes receivable during the year ended December 31, 2003 that did not recur in 2004. Of those impairment charges, $2.4 million related to the impairment of a note taken in connection with the divestiture of the hazardous waste operation in 1997, that filed bankruptcy in 2003. Additionally, other income for the year ended December 31, 2004 includes approximately $0.4 million of interest income related to a tax refund that is discussed in further detail below, and approximately $0.4 million related to the deferred compensation plan that was implemented during the first quarter of 2004.

     CBIZ recorded income taxes from continuing operations of $5.7 million for the year ended December 31, 2004, compared to $12.5 million for the year ended December 31, 2003. The effective tax rate decreased to 25.3% for the year ended December 31, 2004, from 43.4% for the comparable period in 2003. The effective tax rate for the year ended December 31, 2004 is lower than statutory federal and state tax rates of approximately

40.0% due to a $3.5 million tax benefit related to a favorable tax position which was successfully resolved upon completion of the Internal Revenue Service examination for the years ended December 31, 1998, 1999, and 2000. The effective tax rate for the year ended December 31, 2003 was higher than the statutory federal and state tax rates of approximately 40.0%, primarily due to capital losses resulting from certain impairment charges that were not offset by capital gains and were not deductible in the period.

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

  Accounting, Tax and Advisory Services.

                                                         2003        2002      CHANGE
                                                       --------    --------    -------
                                                           (DOLLARS IN THOUSANDS)
Revenue
  Same-unit..........................................  $198,003    $201,038    $(3,035)
  Acquired businesses................................     1,609          --      1,609
  Divested operations................................        --       1,698     (1,698)
                                                       --------    --------    -------
     Total revenue...................................  $199,612    $202,736    $(3,124)
Percent of total CBIZ revenue........................      39.4%       41.1%
Operating expenses...................................   174,452     174,901       (449)
                                                       --------    --------    -------
Gross margin.........................................  $ 25,160    $ 27,835    $(2,675)
                                                       ========    ========    =======
Gross margin percent.................................      12.6%       13.7%      (1.1%)

     Same-unit revenue decreased by $3.0 million primarily due to a transfer of certain technology businesses from ATA to National Practices in January 2003, which resulted in a decrease in revenue of $5.1 million. Excluding the impact of such transfers, same-unit revenue increased $2.1 million or 1.1% primarily due to price increases. The impact of the price increases was offset by a decrease in the number of hours charged to clients at a few of our units. Acquired businesses in 2003 represent a firm in Orange County, California and the acquisition of HarborView in September 2003, which provides Sarbanes-Oxley consulting services. Divested operations represent several smaller units that did not provide opportunity for growth and cross-serving capabilities.

     The largest components of operating expenses for the ATA group are personnel costs, occupancy costs and professional service fees paid to third parties, representing 87.3% and 87.2% of total operating expenses for the years ended December 31, 2003 and 2002, respectively. As a percentage of revenue, personnel costs were 68.2% and 67.2% for the years ended December 31, 2003 and 2002, respectively. Occupancy costs are generally fixed in nature, and were 7.3% and 7.4% of revenue for the years ended December 31, 2003 and 2002, respectively. Professional service fees paid to third parties increased to 0.8% percent of revenue for the year ended December 31, 2003 from 0.6% for year ended December 31, 2002, as the result of outsourced professional services utilized at units with same-unit revenue growth and for CBIZ HarborView for Sarbanes-Oxley consulting services that were initiated in 2003.

     The decline in gross margin for the year ended December 31, 2003 from December 31, 2002 was primarily due to compensation and benefits costs that rose at a rate higher than revenue.

  Benefits & Insurance Services

                                                        2003        2002      CHANGE
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Revenue
  Same-unit.........................................  $154,660    $142,878    $11,782
  Acquired businesses...............................     7,435          --      7,435
  Divested operations...............................        --       7,636     (7,636)
                                                      --------    --------    -------
     Total revenue..................................  $162,095    $150,514    $11,581
Percent of total CBIZ revenue.......................      32.0%       30.5%
Operating expenses..................................   128,407     123,369      5,038
                                                      --------    --------    -------
Gross margin........................................  $ 33,688    $ 27,145    $ 6,543
                                                      ========    ========    =======
Gross margin percent................................      20.8%       18.0%       2.8%

     On a same-unit basis, the B&I group experienced an increase in revenue of 8.2% for the year ended December 31, 2003 from the year ended December 31, 2002. The increase in revenue was attributable to organic growth in both the retail and national services divisions, as well as an increase in supplemental commissions from insurance carriers. The worksite marketing business experienced significant revenue growth due to new clients obtained in 2003. The life insurance business also experienced revenue growth through the sale of several large life cases and special risk insurance cases, combined with bank-owned life insurance placements related to one major carrier. The increase in revenue from acquired businesses pertains to business units providing group benefits and property and casualty services in the Salt Lake City, Maryland and southern Florida markets. The decline in revenue from divested operations relates to Health Administration Services, which was sold in May 2003.

     The largest components of operating costs for the B&I group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 83.8% and 83.3% of total operating expenses in 2003 and 2002, respectively. Personnel costs decreased as a percentage of revenue to 53.7% from 56.1%, primarily due to the revenue growth experienced in 2003. Commissions paid to third party brokers increased to 6.8% from 5.9% for the years ended December 31, 2003 and 2002, respectively, primarily due to a higher portion of revenue being generated with third party brokers, particularly at the special risk insurance and bank-owned life insurance businesses. Occupancy expenses declined as a percentage of revenue to 5.9% in 2003 from 6.3% in 2002, due to the revenue growth previously discussed.

     The improvement in gross margin in 2003 over 2002 was primarily the result of increases in group benefit premium rates. In addition, the number of life insurance cases that closed in 2003 contributed to margin improvement, as these cases generally experience higher margins than traditional group health and property and casualty products.

     National Practices Services. The National Practices group contributed approximately $145.1 million and $139.7 million of revenue, or approximately 28.6% and 28.3% of CBIZ's total revenue for the years ended December 31, 2003 and 2002, respectively.

  CBIZ Medical Management Professionals (CBIZ MMP)

                                                            2003      2002     CHANGE
                                                           -------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Revenue
  Same-unit..............................................  $75,785   $66,156   $9,629
  Acquired businesses....................................       --        --       --
  Divested operations....................................       --        --       --
                                                           -------   -------   ------
     Total revenue.......................................  $75,785   $66,156   $9,629
Percent of Total CBIZ revenue............................     15.0%     13.4%
Operating expenses.......................................   61,566    54,481    7,085
                                                           -------   -------   ------
Gross margin.............................................  $14,219   $11,675   $2,544
                                                           =======   =======   ======
Gross margin percent.....................................     18.8%     17.6%     1.2%

     CBIZ MMP's revenue growth of 14.5% was attributable to the addition of new clients, and expansion into new markets (such as the entrance into the Colorado market). Revenue for CBIZ MMP is based on a percentage of amounts collected for their clients.

     The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), which represented 90.0% and 90.6% of total operating expenses for the years ended December 31, 2003 and 2002, respectively. Personnel costs increased by $5.2 million but decreased as a percentage of revenue to 57.6% from 58.2%, for the years ended December 31, 2003 and 2002, respectively. The increase in personnel costs was directly related to an increase in staffing levels to support revenue growth. Personnel costs decreased as a percentage of revenue primarily due to the revenue growth as previously discussed. Occupancy costs as a percentage of revenue were 7.2% and 7.3%, for the years ended December 31, 2003 and 2002, respectively. Occupancy costs as a percent of revenue remained consistent in 2003 from 2002 despite the growth in revenue, due to additional costs incurred in connection with our expansion into new markets as discussed above. Office expenses declined as a percentage of revenue to 8.3% in 2003 from 9.1% in 2002, primarily as a result of the growth in revenue.

     The improvement in gross margin for the year ended December 31, 2003 from 2002, was primarily due to efficiencies gained by CBIZ MMP as the result of investments made in systems and new technologies.

  National Practices -- Other

                                                            2003      2002     CHANGE
                                                           -------   -------   -------
                                                             (DOLLARS IN THOUSANDS)
Revenue
  Same-unit..............................................  $69,290   $73,549   $(4,259)
  Acquired businesses....................................       --        --        --
  Divested operations....................................       --        --        --
                                                           -------   -------   -------
     Total revenue.......................................  $69,290   $73,549   $(4,259)
Percent of total CBIZ revenue............................     13.6%     15.0%
Operating expenses.......................................   69,516    72,302    (2,786)
                                                           -------   -------   -------
Gross margin.............................................  $  (226)  $ 1,247   $(1,473)
                                                           =======   =======   =======
Gross margin percent.....................................     (0.3%)     1.7%    (2.0%)

     On a same-unit basis, the National Practices group, excluding CBIZ MMP experienced lower revenues in 2003 as compared to 2002. The majority of the decrease in revenue was related to the lack of transactions in CBIZ's Mergers and Acquisition Group (CBIZ M&A), as compared to 2002, in which one significant transaction closed in the fourth quarter. In addition to the decrease in CBIZ M&A's revenue, the valuation, property tax and information technology (IT) businesses suffered from decreased revenue in 2003 primarily due to rationalization of certain unproductive offices and business lines.

     The largest components of operating expenses for the National Practices Services - Other segment are personnel costs, direct costs and occupancy costs, representing 87.9% and 85.4% of total operating expenses in 2003 and 2002, respectively. Personnel costs as a percentage of revenue were 69.8% and 64.0% for the years ended December 31, 2003 and 2002, respectively. The increase in personnel costs as a percentage of revenue was directly related to the decrease in revenue in 2003 from 2002. Direct costs primarily consist of product costs associated with hardware sales in the technology businesses, and were 11.0% and 13.2% of revenue for the years ended December 31, 2003, and 2002, respectively. Occupancy costs are typically fixed in nature and were 7.3% and 6.8% of revenue for the years ended December 31, 2003, and 2002, respectively. Occupancy costs increased as a percentage of revenue, as a result of the decline in revenue as previously discussed.

     The decline in gross margins for the year ended December 31, 2003 from December 31, 2002 was primarily due to certain unproductive offices and product lines within the property tax, mergers and acquisitions, and IT businesses, and the lack of transactions in CBIZ's Mergers and Acquisition Group in 2003 as compared to 2002.

  Revenues

     Total revenue for the year ended December 31, 2003 was $506.8 million as compared to $493.0 million for the year ended December 31, 2002, representing an increase of $13.8 million, or 2.7 %. The increase in revenue attributable to acquisitions completed during the year ended December 31, 2003 was $9.0 million, offset by decreases in revenue attributable to divested operations of $9.3 million. For business units with comparable periods of operations for the years ended December 31, 2003 and 2002, revenue increased $14.1 million or 2.9%. A more comprehensive analysis of revenue is discussed by each operating practice group, above.

  Expenses

     Operating expenses increased to $441.7 million for the year ended December 31, 2003, from $434.4 million for the comparable period in 2002, representing an increase of $7.3 million. As a percent of revenue, operating expenses (excluding consolidation and integration charges), were 86.8% and 87.4%, for the years ended December 31, 2003 and 2002, respectively. The primary components of operating expenses were personnel costs and occupancy expense, representing 80.1% and 79.2% of total operating expenses and 69.8% of revenue for the years ended December 31, 2003 and 2002, respectively. A more comprehensive analysis of operating expenses (excluding consolidation and integration charges) and their impact on gross margin is discussed by operating practice group, above.

     Consolidation and integration charges are reported as operating expenses in the consolidated statements of operations and are discussed more fully in Note 9 to the consolidated financial statements included herewith. Consolidation and integration charges decreased as a percent of revenue to 0.4% from 0.7% for the years ended December 31, 2003 and 2002, respectively. Consolidation and integration charges were higher in 2002, primarily as the result of $1.7 million of costs recognized during 2002 for consolidation activities in the Kansas City market, related to non-cancelable lease obligations.

     Corporate general and administrative expenses increased slightly to $19.5 million from $19.2 million for the years ended December 31, 2003, and 2002, respectively. While total costs remained relatively flat, compensation expenses increased in 2003, primarily due to $0.7 million of severance expense. Expenditures for legal costs to pursue cases concerning non-competition violations by former employees, insurance coverage issues, and other cases in which CBIZ was involved, decreased approximately $1.4 million. Corporate general and administrative expenses represented 3.8% of total revenues for the year ended December 31, 2003, compared to 3.9 % for the comparable period in 2002.

     Depreciation and amortization expense decreased to $17.1 million for the year ended December 31, 2003, from $20.4 million for the comparable period in 2002, representing a decrease of $3.3 million, or 16.2%. The decrease primarily related to dispositions and assets that became fully depreciated, offset by increases related to additional capital expenditures made since December 31, 2002. In addition, approximately $0.9 million of the decrease was directly related to the shift from purchasing certain assets to leasing assets, which are recorded as operating leases in operating expense. As a percentage of revenue, depreciation and amortization expense decreased to 3.4% for the year ended December 31, 2003 from 4.1% for the comparable period in 2002.

     Interest expense decreased to $1.1 million for the year ended December 31, 2003, from $2.5 million for the comparable period in 2002, a decrease of $1.4 million, or 57.4%. The decrease was the result of both lower average outstanding debt balances and a lower average interest rate in 2003. The average debt balance was $18.2 million for the year ended December 31, 2003 compared to $38.6 million for the year ended December 31, 2002. The weighted average interest rate on bank debt was 4.4% for the year ended December 31, 2003 compared to 5.6% for the same period in 2002.

     CBIZ recorded a net gain from divested operations of $2.5 million for the year ended December 31, 2003, as compared to a net gain of $0.9 million for the year ended December 31, 2002. CBIZ completed the divestiture of six non-core business operations during the year ended December 31, 2003, either through sale or closure. During 2002, the net gain was attributable to the divestiture of eleven non-core operations. In addition to this divestiture activity, CBIZ classified five operations as discontinued operations during 2003 and 2002, respectively, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144)." The results of these operations are disclosed separately in the consolidated financial statements and discussed separately under "Results of Operations -- Discontinued Businesses," below.

     Other expense, net was $1.2 million and $1.6 million for the years ended December 31, 2003 and 2002, respectively. Other expense, net is comprised primarily of interest income earned in CBIZ's payroll business, gains and losses on the sale of assets, and miscellaneous income such as contingent royalties from previous divestitures. For 2003, other income was offset by $2.8 million of impairment charges, of which $2.4 million related to the impairment of a note taken in connection with the divestiture of the hazardous waste operation in 1997, that filed bankruptcy in 2003. For 2002, other income was offset by $2.4 million of charges related to the write-down of CBIZ's investment in two high-tech start-up ventures, including $0.8 million impairment charge related to the note previously discussed. In addition, interest income decreased $0.4 million related to lower interest rates in 2003.

     CBIZ recorded income tax expense from continuing operations of $12.5 million for the year ended December 31, 2003, compared with $8.2 million in 2002. The effective tax rate was 43.4% for the year ended December 31, 2003. The effective tax rate for the year ended December 31, 2003, is higher than the statutory federal and state tax rates of approximately 40% primarily due to differences such as the establishment of a valuation allowance related to asset impairment charges, portions of certain meal and entertainment expenses that are not fully deductible for tax purposes, and tax credit carryforwards.

RESULTS OF OPERATIONS -- DISCONTINUED BUSINESSES

     During the years ended December 31, 2004, 2003 and 2002, CBIZ divested of three, six and five business operations, respectively, which were no longer part of CBIZ's strategic long-term growth objectives. One business unit was available for sale at December 31, 2002, and was sold in 2003. There were no businesses available for sale at December 31, 2004 or 2003.

     These operations qualified for treatment as discontinued businesses, and have been classified as such in accordance with Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the net assets, liabilities, and results of operations of these businesses are reported separately in the consolidated financial statements included herewith. Based upon the sales proceeds and costs of closure, CBIZ recorded a gain on disposal of discontinued businesses, net of tax, of $0.1 million and $0.7 million for the years ended December 31, 2004 and 2003, respectively and a loss of $2.5 million for the year ended December 31, 2002. Revenue associated with discontinued businesses for the years ended December 31, 2004, 2003 and 2002 was $3.4 million, $12.5 million and $18.6 million, respectively. The loss from operations of these discontinued businesses, net of tax, for the years ended December 31, 2004, 2003 and 2002 was $0.9 million, $1.7 million and $2.1 million respectively.

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

FINANCIAL CONDITION

     Total assets were $413.8 million, total liabilities were $167.3 million and shareholders equity was $246.5 million as of December 31, 2004. Current assets of $184.0 million exceeded current liabilities of $106.1 million by $77.9 million.

     Cash and cash equivalents increased $1.5 million to $5.3 million for the year ended December 31, 2004. Restricted cash was $10.1 million at December 31, 2004, a decrease of $0.8 million from December 31, 2003. Restricted cash represents those funds held in connection with CBIZ's securities regulated operations and funds held in connection with the pass through of insurance premiums to the carrier. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

     Accounts receivable, net were $109.7 million at December 31, 2004, an increase of $0.3 million from December 31, 2003. The increase in accounts receivable is attributed to the increase in revenue from internal growth and acquisitions, offset by an improvement in collections from a year ago. Days sales outstanding (DSO), from continuing operations, which are calculated based on gross accounts receivable balance at the end of the period divided by daily revenue, decreased from 81 days at December 31, 2003 to 79 days at December 31, 2004. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company's ability to collect on receivables in a timely manner.

     Goodwill and other intangible assets, net of accumulated amortization, increased $5.4 million from December 31, 2003. Acquisitions, including contingent consideration earned, resulted in a $8.0 million increase in goodwill and other intangible assets during 2004. In addition, goodwill and other intangible assets decreased by $2.6 million as a result of divestitures completed during the year ended December 31, 2004, and amortization expense for client lists and other intangibles. See further discussion in Note 5 to the consolidated financial statements included herewith.

     The increase in income taxes recoverable to $7.1 million at December 31, 2004, is related to a favorable tax position which was successfully resolved upon completion of the IRS examination of prior year tax provisions, and is further discussed in Note 6 to the consolidated financial statements included herewith. In addition, CBIZ is due approximately $0.4 million in interest in relation to the aforementioned tax position, which is recorded as other current assets in the accompanying consolidated balance sheet at December 31, 2004. The overall increase in other current assets of $0.5 million from December 31, 2003 is primarily attributable to this interest receivable.

     CBIZ implemented a deferred compensation plan in the first quarter of 2004. Assets of the plan are held in a rabbi trust, and are directly offset by liabilities of the plan. The plan is discussed in further detail in Note 10 of the consolidated financial statements included herewith.

     As further described in Note 1 to the accompanying consolidated financial statements, funds held for clients are directly offset by client fund obligations. Funds held for clients fluctuate during the year based on the timing of cash receipts and related payments.

     The accounts payable balance of $25.9 million at December 31, 2004 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs, which is described more fully under "Estimates of Incentive Compensation Costs and Effective Income Tax Rates, below". Other current liabilities increased $4.1 million to $17.2 million at December 31,2004, primarily as the result of an increase in unearned revenue from a year ago, which relates primarily to our Valuation and Property Tax business, and set up and license fees related to flexible benefits services provided by our ATA practice group. See further discussion under "Revenue Recognition and Valuation of Unbilled Revenues," below. The increase in other current liabilities at December 31, 2004 from December 31, 2003 was also a result of acquisition activity, costs related to client service related obligations, and capitalized lease obligations in connection with consolidation activities in Kansas City. These increases were offset by a decrease in our consolidation and integration reserve which is described in Note 9 to the consolidated financial statements included herewith.

     Bank debt for amounts due on CBIZ's credit facility increased by $39.9 million to $53.9 million at December 31, 2004 from December 31, 2003, primarily as a result of stock repurchases made during 2004. Other non-current liabilities increased $1.1 million primarily due to capitalized lease obligations in connection with consolidation activities in Kansas City.

     Stockholders' equity decreased $31.3 million in 2004 from 2003, primarily due to CBIZ repurchasing 10.4 million shares of its common stock for a total cost (including expenses) of $50.4 million (7.5 million shares were purchased in a tender offer and the remaining 2.9 million shares were repurchased in the open market). Funds used to purchase shares were provided by cash flow generated from CBIZ's operations, as well as borrowings under CBIZ's credit facility. The decrease in stockholders' equity resulting from the share repurchases was offset by net income of $16.1 million earned for the year ended December 31, 2004, and $1.7 million related to the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

     CBIZ's principal source of net operating cash is derived from the collection of fees and commissions from professional services rendered to its clients. In addition, CBIZ supplements net operating cash with a senior secured credit facility. The $100.0 million facility carries an option to increase the commitment to $125.0 million and allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ stock. The primary use of the credit facility is for working capital, expansion and continued improvement of new and existing service offerings, and business acquisitions. The facility has a five year term with an expiration date of August 2009. The credit facility is secured by substantially all assets and capital stock of CBIZ and its subsidiaries. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ was in compliance with its covenants as of December 31, 2004 and projects that it will remain in compliance during 2005.

     At December 31, 2004, CBIZ had $53.9 million outstanding under its credit facility, and $4.2 million in letters of credit outstanding. Available funds under the facility based on the terms of the commitment were approximately $17.4 million at December 31, 2004. Management believes the available funds from the credit facility, along with cash generated from operations provides CBIZ the financial resources needed to meet business requirements for the next twelve months, including capital expenditures, working capital requirements, and strategic investments. See Note 7 to CBIZ's consolidated financial statements included herewith.

     CBIZ may also obtain funding by offering securities or debt, through the public markets or private markets. CBIZ currently has a number of shelf registrations active, under which it can offer such securities. See Note 11 to the consolidated financial statements contained herein for a description of the aforementioned registration filings.

SOURCES AND USES OF CASH

     Cash provided by operating activities represents net income adjusted for certain non-cash items and changes in assets and liabilities. During 2004, cash provided by operating activities was $20.4 million compared to $39.9 million in 2003. The majority of the decrease in cash provided by operating activities in 2004 was due to an increase in income taxes of approximately $10.8 million. The increase in income taxes is attributed to deferred tax assets utilized in 2003 in connection with the divestiture of two non-core business units. The remaining decrease in cash provided by operating activities is due to an increase in net cash used toward discontinued operations of $7.3 million.

     Net cash provided by operating activities in 2003 was $39.9 million versus $42.3 million in 2002, a decrease of $2.4 million. The decrease in 2003 is due to an increase in cash used toward working capital of $8.3 million, offset by an increase in net income adjusted for certain non-cash items of $3.4 million and an increase in cash provided by discontinued operation of $2.5 million.

     Cash flows from investing activities consist primarily of payments toward capital expenditures and business acquisitions, proceeds from divested operations and the collection of notes receivable. CBIZ used $9.3 million in net cash for investing activities during 2004, compared to $5.5 million during 2003. The increase in cash used in investing activities during 2004 resulted from an increase in business acquisitions of $1.8 million along with reductions in proceeds from divested operations of $2.6 million and the net change in notes receivable of $1.6 million. Net additions to property and equipment were $8.4 million and $10.6 million in 2004 and 2003, respectively, reflecting a lower investment in 2004 of $2.2 million. Capital expenditures primarily consisted of leasehold improvements and equipment in connection with the consolidation of certain offices, IT capital to support future growth in the benefits and insurance, medical practice management, property tax and flexible spending service offerings, and equipment purchases in relation to normal replacement.

     CBIZ used $5.5 million in net cash for investing activities during 2003, compared to $3.0 million during 2002. The increase in cash used in investing activities during 2003 primarily resulted from a reduction in proceeds from discontinued operations of $3.0 million. Proceeds from divestitures increased $2.5 million while investment in business acquisitions decreased $0.7 million, offsetting the net uses of cash. Net additions to property and equipment were $10.6 million and $8.1 million in 2003 and 2002, respectively, reflecting a higher investment in 2003 of $2.5 million. Capital expenditures primarily consisted of continued expenditures toward leasehold improvements and equipment in connection with the consolidation of certain offices, IT capital of internally developed software to support cross selling initiatives, growth in the medical practice management unit and equipment purchases in relation to normal replacement.

     Cash flows from financing activities consist primarily of repurchases of common stock, net borrowing activity from the credit facility, payments toward notes payable and capitalized leases, and proceeds from the exercise of stock options. CBIZ used $9.6 million in net cash for financing activities in 2004 compared to $36.9 million in 2003. During 2004 we purchased 10.4 million shares of common stock for $50.4 million, compared to the purchase of 10.0 million shares of common stock for $33.6 million in 2003. Financing sources of cash during 2004 were primarily $39.9 million in net proceeds from the credit facility compared to $3.5 million of net payments in 2003, and $1.4 million in proceeds from the exercise of stock options compared to $0.9 million in 2003.

     CBIZ used $36.9 million in net cash for financing activities in 2003 compared to $37.3 million in 2002. During 2003, the company purchased 10.0 million shares of its common stock for $33.6 million. Financing uses of cash during 2003 also included $3.5 million of net payments toward the credit facility versus $37.5 million in

2002. CBIZ's aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

                                    TOTAL      2005      2006      2007      2008      2009     THEREAFTER
                                   --------   -------   -------   -------   -------   -------   ----------
ON-BALANCE SHEET
Bank debt........................  $ 53,900   $    --   $    --   $    --   $    --   $53,900    $    --
Notes payable and capitalized
  leases.........................     4,530     3,032       437       413       639         9         --
Non-cancelable operating lease
  obligations....................   177,923    30,036    25,515    21,427    18,884    15,524     66,537
Restructuring lease
  obligations(1).................     8,901     2,278     2,182     2,109     1,438       717        177
OFF-BALANCE SHEET
Letters of credit................     2,863     2,813        --        --        --        --         50
Performance guarantees for non-
  consolidated affiliates........     1,317     1,317        --        --        --        --         --
                                   --------   -------   -------   -------   -------   -------    -------
Total............................  $249,434   $39,476   $28,134   $23,949   $20,961   $70,150    $66,764
                                   ========   =======   =======   =======   =======   =======    =======

---------------

(1) Excludes cash payments for subleases.

OFF-BALANCE SHEET ARRANGEMENTS

     CBIZ maintains administrative service agreements with independent CPA firms, as described more fully under the "Business Services" section of Items 1 and 2, Business and Properties. These CPA firms qualify as variable interest entities under FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," as amended. The impact to CBIZ of this accounting pronouncement is not material to the financial condition, results of operations or cash flows of CBIZ, and is further discussed in Note 1 of the consolidated financial statements included herewith.

     CBIZ provided guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative services agreement. Potential obligations under the guarantees totaled $1.3 million and $0.7 million at December 31, 2004 and 2003, respectively. CBIZ expects the guarantees to expire without the need to advance any cash. In accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", as amended, CBIZ has recognized a liability for the fair value of the obligation undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets.

     CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of security deposits. Letters of credit under our facility at December 31, 2004 and 2003 were $2.9 million and $3.2 million, respectively.

     CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to such matters as title to assets sold and certain tax matters. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2004, we were not aware of any indemnification agreements that would require material payments.

INTEREST RATE RISK MANAGEMENT

     CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. During June 2003, CBIZ paid its revolving credit facility balance down to zero, thus requiring it to terminate its interest rate swap. The interest rate swap was scheduled to expire during August 2003 and carried a fixed rate of 5.58% (fixed Libor rate of 3.58% plus an applicable margin of 2.0%). During 2004, management did not utilize interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

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

REVENUE RECOGNITION AND VALUATION OF UNBILLED REVENUES

     Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured, which is in accordance with Generally Accepted Accounting Principles (GAAP) and SEC Staff Accounting Bulletin No. 104 (SAB 104). CBIZ offers a vast array of products and business services to its clients. Those services are delivered through three practice groups. A description of revenue recognition, as it relates to those groups, is provided below.

     Certain of our client arrangements encompass multiple deliverables. CBIZ accounts for these arrangements in accordance with Emerging Issues Task Force No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21). If the deliverables meet the criteria in EITF 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. Revenue for each unit is recognized separately in accordance with CBIZ's revenue recognition policy for each unit. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized on a pro-rata basis over the term of the arrangement.

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

     Through one of its ATA units, CBIZ provides flexible benefits administration services to clients, grants access of its proprietary software to third parties, and provides hosting to these parties. Revenue associated with set up and license fees related to our flexible benefits services are deferred and recognized pro rata over the life of the contract.

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

VALUATION OF ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

     The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of the collectibility of our accounts receivable, including unbilled accounts receivable, related to current period service revenue. Management analyzes historical bad debts, client credit-worthiness, the age of accounts receivable and current economic trends and conditions when evaluating the adequacy of the allowance for doubtful accounts and the collectibility of notes receivable. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result if management made different judgments or utilized different estimates.

VALUATION OF GOODWILL

     Effective January 1, 2002, CBIZ adopted the non-amortization provisions of SFAS 142, and accordingly ceased amortization of our remaining goodwill balance. CBIZ evaluated the goodwill for impairment using the fair value impairment guidelines of SFAS 142. During 2002, CBIZ completed the process of evaluating our goodwill for impairment using the fair market impairment guidelines of SFAS
142. This change to a new method of accounting for goodwill resulted in a non-cash impairment charge of $88.6 million on a pretax basis ($80.0 million net of tax), which was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. CBIZ evaluates goodwill for impairment annually during the fourth quarter of each fiscal year. During 2003 and 2004, there was no impairment of goodwill based on our annual evaluation.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards ("FAS") No. 123, Share-Based Payment ("FAS 123R"), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. This statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

     FAS 123(R) applies to all awards granted or modified after the Statement's effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement's effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards' grant-date fair value as previously calculated for the pro-forma disclosure under FAS 123. Compensation expense calculated in accordance with SFAS 123(R) in future periods may differ from the pro forma amounts disclosed in Note 1 to the consolidated financial statements included herewith. The amount of compensation expense will vary depending on the number of options granted in 2005, the market value of our common stock and changes in other variables impacting stock option valuation estimates. In addition, upon adoption of SFAS 123(R), we may choose to use a different valuation model to estimate stock option fair value.

     In December 2004, the FASB issued FAS No. 153, "Exchanges of Non-Monetary Assets -- An Amendment of APB Opinion No. 29" ("FAS 153"). FAS 153 amends APB Opinion No. 29, "Accounting for Non-Monetary Transactions." The amendments made by FAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions in FAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application of the FAS 153 is permitted. The provisions of this statement shall be applied prospectively. We do not expect the adoption of FAS 153 to have a material effect on CBIZ's financial statements or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     CBIZ's floating rate debt under its credit facility exposes the Company to interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America (San Francisco), would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at December 31, 2004, interest expense would increase or decrease by approximately $0.5 million annually.

     CBIZ does not engage in trading market risk sensitive instruments. CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

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

     We have expended extensive internal and external resources to document and test our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. The report of our management regarding internal control over financial reporting and the attestation report of our independent registered public accounting firm are included in Item 8 of this Annual Report, starting on page F-1.

     In the course of our ongoing evaluation, we have identified internal control deficiencies in a number of business processes. These deficiencies were not material to our operations or financial reporting either individually or in the aggregate. In each instance, we have undertaken efforts to remediate any deficiencies identified. We are continuing our initiatives to implement new IT systems where needed to support corporate functions or business unit operations in order to further enhance operating efficiencies. As these new systems and procedures are implemented, we continue to evaluate the effectiveness of our disclosure controls and our internal controls over financial reporting.

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

     Other than disclosed above, there were no changes in our Internal Controls that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

ITEM 9B. OTHER INFORMATION

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item not included below is incorporated by reference from CBIZ's definitive proxy statement for the 2005 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ's fiscal year.

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

NAME                                     AGE                    POSITION(S)
----                                     ---                    -----------
EXECUTIVE OFFICERS AND DIRECTORS:
Steven L. Gerard (1)...................  59    Chairman and Chief Executive Officer
Rick L. Burdick (1)(3).................  53    Director and Vice Chairman
Gary W. DeGroote.......................  49    Director
Joseph S. DiMartino (3)(4).............  61    Director
Harve A. Ferrill (2)(3)................  72    Director
Richard C. Rochon (2)(3)(4)............  47    Director
Todd Slotkin (3)(4)....................  52    Director
Donald V. Weir (2)(3)..................  63    Director
Jerome P. Grisko, Jr. (1)..............  43    President and Chief Operating Officer
Ware H. Grove..........................  54    Senior Vice President and Chief Financial
                                               Officer
Leonard Miller.........................  65    Senior Vice President, Accounting, Tax &
                                               Advisory
Robert A. O'Byrne......................  48    Senior Vice President, Benefits & Insurance
Michael W. Gleespen....................  46    Secretary and General Counsel
OTHER KEY EMPLOYEES:
George A. Dufour.......................  58    Senior Vice President and Chief Technology
                                               Officer
Mark M. Waxman.........................  48    Senior Vice President of Marketing
Teresa E. Bruce........................  40    Vice President, Human Resources
Chris Spurio...........................  39    Vice President, Finance
Michael P. Kouzelos....................  36    Vice President, Strategic Initiatives
Kelly J. Kuna..........................  34    Controller
David S. Azzolina......................  43    Treasurer

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

     Gary W. DeGroote has served as a Director of CBIZ since October, 2002, when he was elected as an independent director to serve the remaining term of his father, Michael G. DeGroote, who resigned from the Board for health reasons. Mr. DeGroote is the President of GWD Management Inc., a private Canadian diversified investment holding company founded in 1980 with an office in Burlington, Ontario. Mr. DeGroote also serves as a Director and Officer of other private companies. From 1976 to 1989, Mr. DeGroote held several positions with Laidlaw Inc., a public waste services and transportation company, ending as Vice-President and Director in 1989. From 1991 to 1994, Mr. DeGroote served as President of Republic Environmental Systems Ltd., and Director of Republic Industries Inc. He is currently a Director of Waste Services, Inc.

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

     Harve A. Ferrill has served as a Director of CBIZ since October 1996, when he was elected as an independent director. Mr. Ferrill served as Chief Executive Officer and Chairman of Advance Ross Corporation, a company that provides tax refunding services, from 1992 to 1996. Mr. Ferrill served as President of Advance Ross Corporation from 1990 to 1992. Since 1996, Advance Ross Corporation has been a wholly-owned subsidiary of Cendant Corporation. Mr. Ferrill serves as a Director of Horny Toad, Inc., a manufacturer of sports clothing.

     Richard C. Rochon has served as a Director of CBIZ since October 1996, when he was elected as an independent director. Mr. Rochon is Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management firm. Mr. Rochon serves as a director with Bancshares of Florida
(BOFL), a Florida Banking Corporation. He is also a director of Devcon International (DEVC), a materials and aggregates and electronic securities company. Mr. Rochon is Chairman of the Board of Sunair, Inc. (SNR), a specialty radio communications and pest control company. From 1985 to February 2002, Mr. Rochon served in various capacities with, and most recently as, President of Huizenga Holdings, Inc., a management and holding company owned by H. Wayne Huizenga. Mr. Rochon was a former director of Boca Resorts, Inc. from 1996 through 2004. From 1979 until 1985, Mr. Rochon was employed as a certified public accountant by the public accounting firm of Coopers & Lybrand, L.L.P.

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

     Donald V. Weir has served as a Director of CBIZ since September 2, 2003, when he was elected as an independent director. Mr. Weir has served as financial consultant with Sanders Morris Harris for the past four years. Prior to this Mr. Weir was CFO and director of publicly-held Deeptech International and two of its subsidiaries, Tatham Offshore and Leviathan Gas Pipeline Company, the latter of which was a publicly -- held company. Prior to his employment with Deeptech, Mr. Weir worked for eight years with Sugar Bowl Gas

Corporation, as Controller and Treasurer and later in a consulting capacity. Mr. Weir was associated with Price Waterhouse, an international accounting firm, from 1966 to 1979.

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

     Ware H. Grove has served as Senior Vice President and Chief Financial Officer of CBIZ since December 2000. Before joining CBIZ, Mr. Grove served as Senior Vice President and Chief Financial Officer of Bridgestreet Accommodations, Inc., which he joined in early 2000 to restructure financing, develop strategic operating alternatives, and assist with merger negotiations. Prior to joining Bridgestreet, Mr. Grove served for three years as Vice President and Chief Financial Officer of Lesco, Inc. Since beginning his career in corporate finance in 1972, Mr. Grove has held various financial positions with large companies representing a variety of industries, including Revco D.S., Inc., Computerland/Vanstar, Manville Corporation, The Upjohn Company, and First of America Bank. In September, 2004, Mr. Grove was appointed to the Board of Directors for Applica, Inc. (NYSE: APN) and is a member of the Audit Committee.

     Leonard Miller has served as CBIZ Accounting, Tax and Advisory Services Practice Head since November 2000 and was appointed Senior Vice President in February 2002. Mr. Miller was the President and Director of Financial Operations for Miller Wagner & Company, Ltd. in Phoenix, Arizona for 22 years before the firm joined the Century Business Services family and became Miller Wagner Business Services, Inc. and Miller Wagner & Company, PLLC. Mr. Miller was the Regional Managing Partner for Lester Witte and Company, and was responsible for 11 of its offices prior to co-founding Miller Wagner & Company, Ltd. With over 40 years of experience, Mr. Miller is a recognized expert in the fields of finance, real estate, general business consulting and various litigation support matters. Mr. Miller's professional affiliations include the American Institute of Certified Public Accountants (AICPA), the Arizona Society of Certified Public Accountants (ASCPA) and the Illinois Society of Certified Public Accountants (ISCPA).

     Robert A. O'Byrne has serves as a Senior Vice President of CBIZ since December 1998 and is responsible for CBIZ' Benefits and Insurance Services. Mr. O'Byrne served as President and Chief Executive Officer of employee benefits brokerage/consulting firms Robert D. O'Byrne and Associates, Inc. and The Grant Nelson Group, Inc. prior to their acquisition by CBIZ in December 1997. Mr. O'Byrne has more than 25 years of experience in the insurance and benefits consulting field.

     Michael W. Gleespen has served as Corporate Secretary since April 2001 and General Counsel since June 2001. Mr. Gleespen is an attorney and has served as CBIZ' Vice President of Regulatory Compliance and Accountancy Compliance Officer and Technical Director since February 1998. Prior to joining CBIZ, Mr. Gleespen was an Assistant Ohio Attorney General in the Business & Government Regulation Section and the Court of Claims Defense Section from 1988 until 1998, during which time he was counsel to the Ohio Accountancy Board, the Ohio State Teachers Retirement System and represented many other state departments and agencies. Mr. Gleespen also held the post of Associate Attorney General for Pension, Disability and Annuity Plans and was the Co-Chairman of the Public Pension Plan Working Group. Mr. Gleespen is a member of the Board of Directors of the Cancer Hope Foundation and is a member of the American Society of Corporate Secretaries.

OTHER KEY EMPLOYEES:

     George A. Dufour was appointed Senior Vice President and Chief Technology Officer in July 2001. Prior to joining CBIZ, Mr. Dufour served as Corporate Director of Information Access Services for University Hospitals Health Systems
(UHHS), where he achieved substantial cost savings by consolidating IS resources throughout the health system. Prior to joining UHHS in 1999, Mr. Dufour acted as Vice President and CIO for Akron General Health Systems. From 1986 through 1994, Mr. Dufour was with Blue Cross/Blue Shield of Ohio and served most recently there as Director of Information Systems Development. Mr. Dufour commenced his career in information technology, which includes tenures at Cook United, Cole National Corporation, General Tire & Rubber, Picker Corporation, and Sherwin Williams, in 1971 as the Director of Education for the Institute of Computer Management, a division of Litton Industries. Mr. Dufour is a member of the northeast Ohio chapter of the Healthcare Information Management Systems Society. Mr. Dufour earned his MBA from Baldwin Wallace College.

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

     Teresa E. Bruce has served as Vice President of Human Resources since January 1999. From 1995 to 1999 Ms. Bruce served as Director of Human Resources for Robert D. O'Byrne & Associates, Inc. and The Grant Nelson Group, Inc., subsidiaries of CBIZ now known as CBIZ Benefits and Insurance Services, Inc. Ms. Bruce has over 18 years of experience in human resources and is an active member of the Greater Kansas City Chapter of The Human Resources Management Association and Society of Human Resources Management, and is certified as a Senior Professional in Human Resources (SPHR).

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

     David S. Azzolina joined CBIZ in April 1999 and was appointed Corporate Treasurer in May 2000. Prior to joining CBIZ, Mr. Azzolina spent 13 years at Bioproducts, Inc. in a broad range of financial assignments, including strategic initiatives, financial planning and analysis, accounting, and cash management. Mr. Azzolina has over twenty years of financial experience. He received a B.S. degree in accounting from The Ohio State University in 1983 and an M.B.A. degree from The University of Akron in 1998. Mr. Azzolina is a licensed Certified Public Accountant, State of Ohio.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference from the discussion under the heading "Executive Compensation" in CBIZ's definitive proxy statement for the 2005 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference from CBIZ's definitive proxy statement for the 2005 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ's fiscal year.

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

     A number of the businesses acquired since October 1996 are located in properties owned indirectly by and leased from persons employed by CBIZ. In the aggregate, CBIZ paid approximately $1.3 million, $1.4 million, and $0.8 million for the years ended 2004, 2003 and 2002, respectively, under such leases which management believes were at market rates.

     Rick L. Burdick, a director of CBIZ, is a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P. (Akin, Gump.) Akin, Gump performed legal work for CBIZ during 2004, 2003 and 2002 for which the firm received approximately $0.2 million, $0.2 million, and $0.1 million from CBIZ, respectively.

     Robert A. O'Byrne, a Senior Vice President, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O'Byrne was an owner.

     CBIZ maintains joint-referral relationships and administrative service agreements with independent licensed CPA firms under which CBIZ provides administrative services in exchange for a fee. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries, and provide audit and attest services to clients including CBIZ's clients. The CPA firms with which CBIZ maintains service agreements operate as limited liability corporations, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the administrative service agreements nor the providing of services thereunder is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and CBIZ does not believe that its arrangements with these CPA firms result in additional risk of loss.

     Although the service agreements do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements may qualify as variable interest entities under FASB Interpretation No. 46 (FIN
46), "Consolidation of Variable Interest Entities". The impact to CBIZ of this accounting pronouncement is discussed in the notes to CBIZ's consolidated financial statements included herewith.

     CBIZ also acted as guarantor on three letters of credit for a CPA firm with which it has an affiliation. The letters of credit total $1.3 million and $0.7 million as of December 31, 2004, and December 31, 2003, respectively. In accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and its amendments ("FIN 45-1" and "FIN 45-2"), CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

     In 2002, CBIZ executed a note receivable with a CPA firm whose partner group has since joined MHM, PC, a CPA firm with which CBIZ maintains an administrative services agreement. The balance on the note at December 31, 2004 and 2003 was approximately $0.2 million and $0.2 million, respectively.

     CBIZ divested several operations during 2004, 2003, and 2002, in an effort to rationalize the business and sharpen the focus on non-strategic businesses. In accordance with this strategy, CBIZ has sold and may sell in the future businesses to former employees or shareholders. Management believes these transactions were priced at market rates, competitively bid, and entered into at arm's length terms and conditions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information with respect to this item is incorporated by reference from CBIZ's definitive proxy statement for the 2005 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ's fiscal year.

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

EXHIBIT NO.   DESCRIPTION
-----------   -----------
3.1           Amended and Restated Certificate of Incorporation of CBIZ
              (filed as Exhibit 3.1 to CBIZ's Registration Statement on
              Form 10, file no. 0-25890, and incorporated herein by
              reference).
3.2           Certificate of Amendment of the Certificate of Incorporation
              of CBIZ dated October 18, 1996 (filed as Exhibit 3.2 to
              CBIZ's Annual Report on Form 10-K for the year ended
              December 31, 1996, and incorporated herein by reference).
3.3           Certificate of Amendment of the Certificate of Incorporation
              of CBIZ effective December 23, 1997 (filed as Exhibit 3.3 to
              CBIZ's Annual Report on Form 10-K for the year ended
              December 31, 1997, and incorporated herein by reference).
3.4           Certificate of Amendment of the Certificate of Incorporation
              of CBIZ dated September 10, 1998 (filed as Exhibit 3.4 to
              CBIZ's Annual Report on Form 10-K for the year ended
              December 31, 1998, and incorporated herein by reference).
3.5           Amended and Restated Bylaws of CBIZ (filed as Exhibit 3.2 to
              CBIZ's Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
4.1           Form of Stock Certificate of Common Stock of CBIZ (filed as
              Exhibit 4.1 to CBIZ's Annual Report Form 10-K for the year ended December 31, 1998, and incorporated herein by
              reference).
4.4           CBIZ Business Services Employee Stock Investment Plan (filed as exhibit 4.4 to CBIZ's Report on Form S-8 filed June 1,
              2001, and incorporated herein by reference).
10.1          Form of Warrant to purchase 900,000 shares of CBIZ's common stock issued to Jackson National Life Insurance Company
              (filed as Exhibit 10.2 to CBIZ's Annual Report Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
10.2          1996 Employee Stock Option Plan (filed as Appendix I to
              CBIZ's Proxy Statement 1997 Annual Meeting of Stockholders
              dated April 1, 1997 and incorporated herein by reference).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
10.3          Amendment to the 1996 Employee Stock Option Plan (filed as
              Exhibit 99.2 to CBIZ's Current Report on Form 8-K dated
              December 14, 1998, and filed January 12, 1999 and
              incorporated herein by reference).
10.4          Amendment to the 1996 Employee Stock Option Plan (filed on
              Secretary's Certificate as Exhibit 10.10 to CBIZ's Annual
              Report on Form 10-K for the year ended December 31, 2000,
              and incorporated herein by reference).
10.5          Severance Protection Agreement by and between Century
              Business Services, Inc. and Jerome P. Grisko, Jr. (filed as exhibit 10.11 to CBIZ's Report on Form 10-K for the year
              ended December 31, 2000, and incorporated herein by
              reference).
10.7          Employment Agreement by and between Century Business
              Services, Inc. and Steven L. Gerard (filed as exhibit 10.13 to CBIZ's Report on Form 10-K for the year ended December
              31, 2000, and incorporated herein by reference).
10.8          Employment Agreement by and between Century Business
              Services, Inc. and Ware H. Grove (filed as exhibit 10.14 to
              CBIZ's Report on Form 10-K for the year ended December 31,
              2000, and incorporated herein by reference).
10.10         Credit Agreement dated September 26, 2002 among Century
              Business Services, Inc., Bank of America, N.A. as Agent,
              Issuing Bank, and Swing Line Bank, and the Other Financial
              Institutions Party Hereto (filed as exhibit 10.17 to CBIZ's
              Report on Form 10-Q for the period ended September 30, 2002, and incorporated herein by reference).
10.11         First amendment to Amended and Restated Credit Agreement
              effective June 6, 2003 among Century Business Services, Inc.
              and each of the Guranators (filed as exhibit 99.B.II to
              CBIZ's Report on Form SC TO-I filed June 10,2003, and
10.12*        Amended and Restated Credit Agreement dated as of August 6,
              2004, among Century Business Services, Inc., Bank of
              America, N.A., as Agent, a Lender, Issuing Bank and Swing
              Line Bank, and The Other Financial Institutions Party
              Hereto.
21.1*         List of Subsidiaries of Century Business Services, Inc.
23*           Consent of KPMG LLP.
24*           Powers of attorney (included on the signature page hereto).
31.1*         Certification of Chief Executive Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.
31.2*         Certification of Chief Financial Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.
32.1*         Certification of Chief Executive Officer Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.
32.2*         Certification of Chief Financial Officer Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.

---------------

* Indicates documents filed herewith.

     (b) Reports on Form 8-K

     The following Current Report on Form 8-K was filed during the three months ended December 31, 2004:

          (a) On November 1, 2004, CBIZ furnished a current report on Form 8-K to provide investors with its third quarter earnings, as released to the public and discussed on a conference call on October 26, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Century Business Services, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTURY BUSINESS SERVICES, INC.
                                          (REGISTRANT)

                                          By /s/ WARE H. GROVE
                                            ------------------------------------
                                            Ware H. Grove
                                            Chief Financial Officer
                                            March 15, 2005

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Century Business Services, Inc. and in the capacities and on the date indicated above.

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
Rick L. Burdick                                    Todd Slotkin
Director                                           Director

/s/ DONALD V. WEIR
--------------------------------------------
Donald V. Weir
Director

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
  Management's Report on Internal Control Over Financial
     Reporting..............................................    F-2
  Report of Independent Registered Public Accounting Firm On
     Internal Control Over Financial Reporting..............    F-3
  Report of Independent Registered Public Accounting Firm...    F-4
  Consolidated Balance Sheets as of December 31, 2004 and
     2003...................................................    F-5
  Consolidated Statements of Operations for the years ended
     December 31, 2004, 2003 and 2002.......................    F-6
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2004, 2003 and 2002...........    F-7
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2004, 2003 and 2002.......................    F-8
  Notes to the Consolidated Financial Statements............    F-9
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves for the years ended December 31, 2004, 2003
     and 2002...............................................   F-37

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

     Our assessment of the design of controls and our testing to determine the effectiveness of controls over financial reporting required under Sections 404 of the Sarbanes-Oxley Act of 2002 has indicated that we have some deficiencies in internal control over financial reporting, and management is working to remediate those deficiencies. Our management has concluded that those deficiencies, individually and in the aggregate, do not constitute a material weakness in internal control over financial reporting. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement disclosure. Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2004 at a reasonable assurance level.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of our Annual Report on Form 10-K.

/s/ STEVEN L. GERARD
---------------------------------------------------------
Steven L. Gerard
Chairman and Chief Executive Officer

/s/ WARE H. GROVE
---------------------------------------------------------
Ware H. Grove
Chief Financial Officer
Principal Financial and Accounting Officer

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Century Business Services, Inc.:

     We have audited management's assessment, included in the accompanying Management's report on internal control over financial reporting, that Century Business Services, Inc. and subsidiaries (Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Business Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Cleveland, Ohio
March 15, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Century Business Services, Inc.:

     We have audited the consolidated financial statements of Century Business Services, Inc. and subsidiaries (Company) as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Business Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Cleveland, Ohio
March 15, 2005

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                 (IN THOUSANDS)

                                                                2004        2003
                                                              ---------   ---------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   5,291   $   3,791
  Restricted cash...........................................     10,089      10,880
  Accounts receivable, net..................................    109,683     109,436
  Notes receivable -- current...............................      1,377       1,315
  Income taxes recoverable..................................      7,146         438
  Deferred income taxes -- current..........................      3,594       3,360
  Other current assets......................................      8,195       7,651
  Assets of businesses held for sale........................        417       3,179
                                                              ---------   ---------
          Current assets before funds held for clients......    145,792     140,050
Funds held for clients......................................     38,236      44,917
                                                              ---------   ---------
          Total current assets..............................    184,028     184,967
Property and equipment, net.................................     37,772      40,095
Notes receivable -- non-current.............................      4,726       2,433
Deferred income taxes -- non-current........................      6,801       4,215
Goodwill and other intangible assets, net...................    172,644     167,280
Assets of deferred compensation plan........................      4,285          --
Other assets................................................      3,517       3,155
                                                              ---------   ---------
          Total assets......................................  $ 413,773   $ 402,145
                                                              =========   =========
                        LIABILITIES
Current liabilities:
  Accounts payable..........................................  $  25,876   $  28,495
  Accrued personnel costs...................................     24,597      21,049
  Other current liabilities.................................     17,226      13,129
  Liabilities of businesses held for sale...................        165         826
                                                              ---------   ---------
          Current liabilities before client fund
            obligations.....................................     67,864      63,499
  Client fund obligations...................................     38,236      44,917
                                                              ---------   ---------
          Total current liabilities.........................    106,100     108,416
Bank debt...................................................     53,900      14,000
Liabilities of deferred compensation plan...................      4,285          --
Other non-current liabilities...............................      2,991       1,891
                                                              ---------   ---------
          Total liabilities.................................    167,276     124,307
                                                              ---------   ---------
                    STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share
  Shares authorized 250,000; Shares issued 96,407 and
  95,673; Shares outstanding 75,651 and 85,371..............        964         957
Additional paid-in capital..................................    444,584     441,407
Accumulated deficit.........................................   (113,387)   (129,438)
Treasury stock, 20,756 and 10,302 shares....................    (85,650)    (35,087)
Accumulated other comprehensive loss........................        (14)         (1)
                                                              ---------   ---------
          Total stockholders' equity........................    246,497     277,838
                                                              ---------   ---------
          Total liabilities and stockholders' equity........  $ 413,773   $ 402,145
                                                              =========   =========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2004       2003       2002
                                                              --------   --------   --------
Revenue.....................................................  $520,057   $506,782   $492,955
Operating expenses..........................................   459,357    441,652    434,389
                                                              --------   --------   --------
Gross margin................................................    60,700     65,130     58,566
Corporate general and administrative expense................    24,773     19,518     19,177
Depreciation and amortization expense.......................    16,428     17,089     20,361
                                                              --------   --------   --------
Operating income............................................    19,499     28,523     19,028
Other income (expense):
  Interest expense..........................................    (1,507)    (1,055)    (2,477)
  Gain on sale of operations, net...........................       996      2,519        930
  Other income (expense), net...............................     3,554     (1,209)    (1,567)
                                                              --------   --------   --------
          Total other income (expense), net.................     3,043        255     (3,114)
Income from continuing operations before income tax
  expense...................................................    22,542     28,778     15,914
Income tax expense..........................................     5,691     12,495      8,154
                                                              --------   --------   --------
Income from continuing operations...........................    16,851     16,283      7,760
Loss from operations of discontinued businesses, net of
  tax.......................................................      (932)    (1,693)    (2,130)
Gain (loss) on disposal of discontinued businesses, net of
  tax.......................................................       132        726     (2,471)
                                                              --------   --------   --------
Income before cumulative effect of change in accounting
  principle.................................................    16,051     15,316      3,159
Cumulative effect of change in accounting principle, net of
  tax.......................................................        --         --    (80,007)
                                                              --------   --------   --------
Net income (loss)...........................................  $ 16,051   $ 15,316   $(76,848)
                                                              ========   ========   ========
Earnings (loss) per share:
  Basic:
     Continuing operations..................................  $   0.21   $   0.18   $   0.08
     Discontinued operations................................     (0.01)     (0.01)     (0.05)
     Cumulative effect of change in accounting principle....        --         --      (0.84)
                                                              --------   --------   --------
     Net income (loss)......................................  $   0.20   $   0.17   $  (0.81)
                                                              ========   ========   ========
  Diluted:
     Continuing operations..................................  $   0.21   $   0.18   $   0.08
     Discontinued operations................................     (0.01)     (0.01)     (0.05)
     Cumulative effect of change in accounting principle....        --         --      (0.82)
                                                              --------   --------   --------
     Net income (loss)......................................  $   0.20   $   0.17   $  (0.79)
                                                              ========   ========   ========
     Basic weighted average common shares outstanding.......    79,217     90,400     94,810
                                                              ========   ========   ========
     Diluted weighted average common shares outstanding.....    81,477     92,762     96,992
                                                              ========   ========   ========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                 (IN THOUSANDS)

                                                                                                       ACCUMULATED
                                     ISSUED            ADDITIONAL                                         OTHER
                                     COMMON   COMMON    PAID-IN      ACCUM.     TREASURY   TREASURY   COMPREHENSIVE
                                     SHARES   STOCK     CAPITAL      DEFICIT     SHARES     STOCK     INCOME (LOSS)    TOTALS
                                     ------   ------   ----------   ---------   --------   --------   -------------   --------
December 31, 2001..................  94,879    $949     $439,136    $ (67,906)      220    $ (1,308)      $(224)      $370,647
    Comprehensive loss:
    Net loss.......................     --       --           --      (76,848)       --          --          --        (76,848)
      Change in unrealized
         appreciation, net of
         tax.......................                                                                         (31)           (31)
                                                                                                                      --------
         Total comprehensive
           loss....................                                                                                    (76,879)
    Stock options..................    242        2          548           --        --          --          --            550
                                     ------    ----     --------    ---------    ------    --------       -----       --------
December 31, 2002..................  95,121    $951     $439,684    $(144,754)      220    $ (1,308)      $(255)      $294,318
    Comprehensive income:
    Net income.....................     --       --           --       15,316        --          --          --         15,316
      Change in unrealized
         appreciation, net of
         tax.......................                                                                         254            254
                                                                                                                      --------
         Total comprehensive
           income..................                                                                                     15,570
      Share repurchase.............     --       --           --           --    10,036     (33,578)         --        (33,578)
      Divestiture consideration....     --       --           --           --        46        (201)         --           (201)
      Stock options................    375        4        1,203           --        --          --          --          1,207
  Business acquisitions and
    contingent payments............    177        2          520           --        --          --          --            522
                                     ------    ----     --------    ---------    ------    --------       -----       --------
December 31, 2003..................  95,673    $957     $441,407    $(129,438)   10,302    $(35,087)      $  (1)      $277,838
    Comprehensive income:
    Net income.....................     --       --           --       16,051        --          --          --         16,051
      Foreign currency
         translation adjustments...                                                                         (13)           (13)
                                                                                                                      --------
         Total comprehensive
           income..................                                                                                     16,038
      Share repurchase.............     --       --           --           --    10,424     (50,419)         --        (50,419)
      Restricted stock.............     --       --          518           --        --          --                        518
      Divestiture consideration....     --       --           --           --        30        (144)         --           (144)
      Stock options................    519        5        1,696           --        --          --          --          1,701
  Business acquisitions and
    contingent payments............    215        2          963           --        --          --          --            965
                                     ------    ----     --------    ---------    ------    --------       -----       --------
  December 31, 2004................  96,407    $964     $444,584    $(113,387)   20,756    $(85,650)      $ (14)      $246,497
                                     ======    ====     ========    =========    ======    ========       =====       ========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                 (IN THOUSANDS)

                                                               2004        2003        2002
                                                             ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................  $  16,051   $  15,316   $ (76,848)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Loss from operations of discontinued businesses.......        932       1,693       2,130
     (Gain) loss on disposal of discontinued businesses....       (132)       (726)      2,471
     Gain on sale of operations............................       (996)     (2,519)       (930)
     Bad debt expense, net of recoveries...................      4,357       5,002       6,771
     Impairment of notes receivable........................         --       2,394          --
     Notes payable extinguishment..........................       (743)         --          --
     Cumulative effect of change in accounting principle...         --          --      80,007
     Depreciation and amortization.........................     16,428      17,089      20,361
     Deferred income taxes.................................     (2,820)      2,048       3,055
     Stock awards..........................................        449         280          --
  Changes in assets and liabilities, net of acquisitions
     and dispositions:
     Restricted cash.......................................        791       5,968      (3,668)
     Accounts receivable, net..............................     (6,424)    (15,296)        884
     Other assets..........................................     (6,785)     (1,614)      1,417
     Accounts payable......................................     (2,596)      6,462         723
     Income taxes..........................................     (6,974)      3,789      (2,653)
     Accrued expenses and other liabilities................      9,405      (6,788)      4,248
                                                             ---------   ---------   ---------
  Net cash provided by continuing operations...............     20,943      33,098      37,968
  Net cash (used in) provided by discontinued operations...       (517)      6,760       4,297
                                                             ---------   ---------   ---------
  Net cash provided by operating activities................     20,426      39,858      42,265
                                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions including contingent consideration
     earned, net of cash acquired..........................     (5,662)     (3,849)     (4,553)
  Proceeds from divested operations........................      3,030       5,590       3,122
  Proceeds from discontinued operations....................      1,549       1,599       4,639
  Additions to property and equipment, net.................     (8,441)    (10,623)     (8,107)
  Net decrease in notes receivable.........................        195       1,754       1,897
                                                             ---------   ---------   ---------
       Net cash used in investing activities...............     (9,329)     (5,529)     (3,002)
                                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank debt..................................    288,855     225,950      62,600
  Proceeds from notes payable..............................         --         324         597
  Payment of bank debt.....................................   (248,955)   (229,450)   (100,100)
  Payment of notes payable and capitalized leases..........       (428)     (1,062)       (899)
  Payment for acquisition of treasury stock................    (50,419)    (33,578)         --
  Proceeds from exercise of stock options..................      1,350         927         550
                                                             ---------   ---------   ---------
     Net cash used in financing activities.................     (9,597)    (36,889)    (37,252)
                                                             ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents.......      1,500      (2,560)      2,011
Cash and cash equivalents at beginning of year.............      3,791       6,351       4,340
                                                             ---------   ---------   ---------
Cash and cash equivalents at end of year...................  $   5,291   $   3,791   $   6,351
                                                             =========   =========   =========

      See the accompanying notes to the consolidated financial statements.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Century Business Services, Inc. and its wholly-owned subsidiaries (CBIZ) are a diversified services company which, acting through its subsidiaries, provides professional business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ offers integrated services through its three practice groups: accounting, tax and advisory services, benefits and insurance services, and national practices.

  Principles of Consolidation

     The accompanying consolidated financial statements reflect the operations of CBIZ and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ. See further discussion under "Variable Interest Entities" below.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management's estimates and assumptions include, but are not limited to, estimates of collectibility of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, accrued liabilities (such as incentive compensation), income taxes and other factors. Management's estimates and assumptions are derived from and continually evaluated based upon available information, judgment and experience. However, actual results could differ from those estimates.

  Reclassifications

     Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the current year presentation. Reclassifications include: legal settlements (previously reported as other income (expense), net, which are now reported as corporate general and administrative expense) and discontinued operations.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and short-term highly liquid investments with a maturity of three months or less at the date of purchase. The carrying amount approximates fair value because of the short maturity of those instruments.

  Restricted Cash

     Restricted cash represents fees earned by CBIZ in relation to its capital and investment advisory services, as those funds are restricted in accordance with applicable NASD regulations and funds on deposit from clients in connection with the pass through of insurance premiums to the carrier. The related liability for these funds is recorded in other current liabilities in the consolidated balance sheets.

  Funds Held for Clients and Client Fund Obligations

     As part of our payroll and property tax management services, CBIZ is engaged in the preparation of payroll checks, federal, state, and local payroll tax returns, property tax payments and flexible spending account

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES administration. In relation to these services, CBIZ collects funds from its clients' accounts in advance of paying these client obligations. Funds that are collected before they are due are held in an account in CBIZ's name and invested in short-term investment grade instruments with a maturity of twelve months or less from the date of purchase. These funds, which may include cash, cash equivalents and short-term investments, are segregated and reported separately as funds held for clients. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds. Funds held for clients and the related client fund obligations are included in the consolidated balance sheets as current assets and current liabilities, respectively. The amounts of collected but not yet remitted funds may vary significantly during the year.

  Derivative Instruments and Hedging Activities

     CBIZ records derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS 137, SFAS 138 and SFAS 149. Derivatives are recognized as either assets or liabilities in the statement of financial position and are measured at fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instruments and whether they qualify for hedge accounting.

     In 2001, CBIZ entered into an interest rate swap agreement that qualified as a cash flow hedge, which was used to manage the interest rate mix of its credit facility and related overall cost of borrowing. For the year ended December 31, 2002, the change in fair value relating to CBIZ's hedging activity resulted in a loss of approximately $0.3 million, which is recorded in stockholders' equity under accumulated other comprehensive loss. The interest rate swap was terminated in the third quarter, 2003, and CBIZ did not utilize derivative instruments during the year ended December 31, 2004.

  Other Financial Instruments

     The carrying amount of CBIZ's accounts receivable and accounts payable approximates fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates.

  Goodwill and Other Intangible Assets

     CBIZ utilizes the purchase method of accounting for all business combinations, in accordance with Statement of Financial Accounting Standard No. 141, "Business Combinations" (SFAS 141).

     Effective January 1, 2002, CBIZ adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. CBIZ conducts a formal impairment test of goodwill on an annual basis, during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

     Other identifiable intangible assets include finite-lived purchased intangible assets, which primarily consist of client lists and non-compete agreements. These assets are amortized using the straight-line method over their expected period of benefit, generally two to ten years. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated undiscounted future net cash flows expected to be generated by the asset.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

  Property and Equipment

     Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over the following estimated useful lives:

Buildings................................................   25 years
Leasehold improvements...................................   Contractual term of the lease
Furniture and fixtures...................................   5 to 10 years
Computers, related equipment and software................   2 to 7 years

  Capitalized Software

     The cost of software purchased or developed for internal use is capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The costs are amortized to expense by the straight line method over an estimated useful life not to exceed seven years. Capitalized software is classified in property and equipment.

  Income Taxes

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. State income tax credits are accounted for by the flow-through method.

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

  Revenue Recognition and Valuation of Unbilled Revenues

     Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured, which is in accordance with GAAP and SAB
104. CBIZ offers a vast array of products and business services to its clients. Those services are delivered through three practice groups. A description of revenue recognition, as it relates to those groups, is provided below.

     Certain of our client arrangements encompass multiple deliverables. CBIZ accounts for these arrangements in accordance with Emerging Issues Task Force No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21). If the deliverables meet the criteria in EITF 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. Revenue for each unit is recognized separately in accordance with CBIZ's revenue recognition policy for each unit. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized on a pro-rata basis over the term of the arrangement.

     ACCOUNTING, TAX AND ADVISORY SERVICES -- Revenue consists primarily of fees for accounting services, preparation of tax returns and consulting services including Sarbanes-Oxley consulting and compliance projects. Revenues are recorded in the period in which services are provided and the arrangement meets revenue recognition criteria in accordance with SAB 104. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

     Through one of its ATA units, CBIZ provides flexible benefits administration services to clients, grants access of its proprietary software to third parties, and provides hosting to these parties. Revenue associated with set up and license fees related to our flexible benefits services are deferred and recognized pro rata over the life of the contract.

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

     - Fee income is recognized in the period in which services are provided and the arrangement meets revenue recognition criteria in accordance with SAB
       104. Fees may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.

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

  Operating Expenses

     Operating expenses represent costs incurred by our business units, and consist primarily of personnel, occupancy and consolidation and integration related expenses. Personnel costs include base compensation,

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES payroll taxes, and benefits, which are recognized as expense as they are incurred, and incentive compensation costs which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after our year-end results are finalized; thus, estimates are subject to change. Total personnel costs were $332.0 million , $319.1 million and $309.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

     The largest components of occupancy costs are rent expense and utilities. Rent expense is recognized over respective lease terms, and utilities are recognized as incurred. Total facility costs were $35.2 million, $34.8 million and $34.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

     Consolidation and integration charges are included in operating expenses, and are accounted for in accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Accordingly, CBIZ recognizes a liability for noncancellable lease obligations based upon the net present value of remaining lease payments, net of estimated sublease payments. The liability is determined and recognized as of the cease-use date. Adjustments to the liability are made for changes in estimates in the period in which the change becomes known. See further discussion in Note 9.

  Variable Interest Entities

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

     Fees earned by CBIZ under the ASAs are recorded as revenue in the consolidated statements of operations. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis. Although the service agreements do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks.

  Earnings (loss) per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by weighted average diluted shares. Weighted average diluted shares are determined using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to CBIZ's stock option programs and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

  Stock Based Awards

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

                                                  AS REPORTED            PRO FORMA
                                              -------------------   -------------------
                                               BASIC     DILUTED     BASIC     DILUTED
                                              --------   --------   --------   --------
2004
Net income..................................  $ 16,051   $ 16,051   $ 14,629   $ 14,629
                                              ========   ========   ========   ========
Net income per share........................  $   0.20   $   0.20   $   0.18   $   0.18
                                              ========   ========   ========   ========
2003
Net income..................................  $ 15,316   $ 15,316   $ 14,792   $ 14,792
                                              ========   ========   ========   ========
Net income per share........................  $   0.17   $   0.17   $   0.16   $   0.16
                                              ========   ========   ========   ========
2002
Net loss....................................  $(76,848)  $(76,848)  $(80,365)  $(80,365)
                                              ========   ========   ========   ========
Net loss per share..........................  $  (0.81)  $  (0.79)  $  (0.85)  $  (0.83)
                                              ========   ========   ========   ========

---------------

(1) A tax rate of 40.0% was applied to the fair value of options in determining pro-forma net income for each of the years ended December 31, 2004, 2003 and 2002.

     The above results may not be representative of the effects on net income for future years. CBIZ applied the Black-Scholes option-pricing model to determine the fair value of each option granted in 2004, 2003 and 2002. Below is a summary of the assumptions used in the calculation:

                                                              2004     2003     2002
                                                              -----    -----    -----
Risk-free interest rate.....................................   3.89%    2.36%    2.89%
Expected volatility.........................................  36.57%   35.54%   75.76%
Expected option life (in years).............................   3.75     3.75     3.75

     Restricted stock awards are independent of option grants, and are granted at no cost to the recipients. The market value of shares awarded is recorded as unearned compensation, and is expensed ratably over the period which restrictions lapse. See Note 12 to the consolidated financial statements for a complete description of employee share plans.

  Guarantees

     CBIZ recognizes a liability for the fair value of obligations undertaken in issuing guarantees, in accordance with the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", as amended (FIN 45). The liability is recognized at the inception of such guarantees, and is recorded as other current liabilities in the consolidated balance sheets. See Note 7 for additional disclosures regarding guarantees.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

2.  ACCOUNTS RECEIVABLE, NET

     Accounts receivable balances at December 31, 2004 and 2003 were as follows (in thousands):

                                                                2004       2003
                                                              --------   --------
Trade accounts receivable...................................  $ 82,666   $ 80,650
Unbilled revenue............................................    33,163     35,089
                                                              --------   --------
  Total accounts receivable.................................   115,829    115,739
Less allowance for doubtful accounts........................    (6,146)    (6,303)
                                                              --------   --------
  Accounts receivable, net..................................  $109,683   $109,436
                                                              ========   ========

3.  NOTES RECEIVABLE

     Notes receivable balances at December 31, 2004 and 2003 were as follows (in thousands):

                                                               2004     2003
                                                              ------   ------
CURRENT
Notes in lieu of cash as consideration for the sale of
  operations................................................  $1,125   $1,107
Other.......................................................     252      208
                                                              ------   ------
  Total notes receivable -- current.........................   1,377    1,315
NON-CURRENT
Notes in lieu of cash as consideration for the sale of
  operations................................................   2,169    1,991
Other.......................................................   2,557      442
                                                              ------   ------
  Total notes receivable -- non-current.....................   4,726    2,433
                                                              ------   ------
  Notes receivable..........................................  $6,103   $3,748
                                                              ======   ======

4.  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net at December 31, 2004 and 2003 consisted of the following (in thousands):

                                                                2004       2003
                                                              --------   --------
Buildings and leasehold improvements........................  $ 12,697   $ 12,609
Furniture and fixtures......................................    28,136     25,409
Equipment and capitalized software..........................    60,338     56,725
                                                              --------   --------
  Total property & equipment................................   101,171     94,743
Accumulated depreciation and amortization...................   (63,399)   (54,648)
                                                              --------   --------
  Property and equipment, net...............................  $ 37,772   $ 40,095
                                                              ========   ========

     Depreciation expense (including amortization of capitalized software) was approximately $12.5 million, $13.6 million, and $15.6 million during the years ended December 31, 2004, 2003 and 2002, respectively.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

5.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     The components of goodwill and other intangible assets, net at December 31, 2004 and 2003 were as follows (in thousands):

                                                                2004       2003
                                                              --------   --------
Goodwill....................................................  $159,807   $157,815
Intangibles:
  Client lists..............................................    18,033     13,493
  Other intangibles.........................................       972        682
                                                              --------   --------
     Total intangibles......................................    19,005     14,175
                                                              --------   --------
Total goodwill and other intangibles assets.................   178,812    171,990
Less accumulated amortization...............................    (6,168)    (4,710)
                                                              --------   --------
Goodwill and other intangible assets, net...................  $172,644   $167,280
                                                              ========   ========

     Client lists are amortized over periods not exceeding ten years. Other intangibles, which consist primarily of non-compete agreements, are amortized over periods ranging from two to ten years. Amortization expense (excluding impairment charges as described below) of client lists and other intangible assets was approximately $1.8 million, $1.5 million and $2.2 million during the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense for client lists and other intangible assets for each of the next five years is estimated to be (in thousands):

                  YEAR ENDED DECEMBER 31,
                  -----------------------
2005.......................................................   $1,955
                                                              ======
2006.......................................................   $1,811
                                                              ======
2007.......................................................   $1,715
                                                              ======
2008.......................................................   $1,522
                                                              ======
2009.......................................................   $1,428
                                                              ======

     This estimate excludes the impact of events that may occur subsequent to December 31, 2004, including acquisitions, divestitures, and additional purchase price that may be earned in connection with acquisitions that occurred prior to December 31, 2004.

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", CBIZ recorded non-cash pre-tax impairment charges of $0.2 million and $0.3 million during the years ended December 31, 2004 and 2003, respectively. The impairment charges are recorded as depreciation and amortization expense in the accompanying consolidated statements of operations and relate to client lists from our Accounting, Tax and Advisory, and Benefits and Insurance practice groups that were purchased in 2000 and 1999, respectively.

     During 2002, in connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," CBIZ recorded a non-cash impairment charge to goodwill of $88.6 million on a pretax basis. The charge is recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations. Based upon our annual impairment review conducted during the fourth quarter, CBIZ determined there was no impairment of goodwill for the years ended December 31, 2004 or 2003.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Changes in goodwill for the years ended December 31, 2004 and 2003 were as follows (in thousands):

                                                                       NATIONAL
                           ACCOUNTING, TAX   BENEFITS &    MEDICAL     PRACTICE
                            AND ADVISORY     INSURANCE     PRACTICE     GROUP-     TOTAL
                                GROUP          GROUP      MANAGEMENT    OTHER     GOODWILL
                           ---------------   ----------   ----------   --------   --------
December 31, 2002........      $90,260        $45,206      $17,212      $4,357    $157,035
Additions................        2,142            810           --          --       2,952
Divestitures.............       (1,035)        (1,137)          --          --      (2,172)
                               -------        -------      -------      ------    --------
December 31, 2003........       91,367         44,879       17,212       4,357     157,815
Additions................          772            628           --       1,219       2,619
Divestitures.............         (627)            --           --          --        (627)
                               -------        -------      -------      ------    --------
December 31, 2004........      $91,512        $45,507      $17,212      $5,576    $159,807
                               =======        =======      =======      ======    ========

6.  INCOME TAXES

     A summary of income tax expense (benefit) included in the consolidated statements of operations is as follows (in thousands):

                                                            2004      2003      2002
                                                           -------   -------   -------
Continuing operations:
  Current:
     Federal.............................................  $ 6,763   $ 8,315   $12,277
     State and local.....................................    1,748     1,927      (429)
                                                           -------   -------   -------
       Total current income tax expense from continuing
          operations.....................................    8,511    10,242    11,848
  Deferred:
     Federal.............................................   (2,074)    2,352    (4,719)
     Foreign.............................................       32       102        30
     State and local.....................................     (778)     (201)      995
                                                           -------   -------   -------
       Total deferred income tax expense from continuing
          operations.....................................   (2,820)    2,253    (3,694)
                                                           -------   -------   -------
       Total income tax expense continuing operations....    5,691    12,495     8,154
Discontinued operations..................................     (419)     (908)      338
Gain (loss) on sale of discontinued operations...........      266       731    (1,413)
Cumulative effect of change in accounting principle......       --        --    (8,584)
                                                           -------   -------   -------
Total income tax expense (benefit).......................  $ 5,538   $12,318   $(1,505)
                                                           =======   =======   =======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     The provision for income taxes attributable to earnings from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

                                                           2004       2003       2002
                                                          -------    -------    ------
Tax at statutory rate...................................  $ 7,890    $10,072    $5,570
State taxes (net of federal benefit)....................    1,444      1,719       530
Tax credit carryforwards................................     (280)    (3,882)       --
Change in valuation allowance...........................     (707)     4,657       109
Settlement of IRS examination 1998-2000.................   (3,550)        --        --
Non-deductible goodwill related to divested
  businesses............................................      133       (361)      784
Business meals and entertainment -- non-deductible......      639        594       554
Other, net..............................................      122       (304)      607
                                                          -------    -------    ------
Provision for income taxes from continuing operations...  $ 5,691    $12,495    $8,154
                                                          =======    =======    ======
Effective income tax rate...............................     25.2%      43.4%     51.2%
                                                          =======    =======    ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 2004 and 2003, are as follows (in thousands):

                                                               2004      2003
                                                              -------   -------
Deferred Tax Assets:
Net operating loss carryforwards............................  $ 5,408   $ 6,206
Allowance for doubtful accounts.............................    2,362     2,371
Reserves and accrued liabilities............................    4,762     2,165
Cumulative change in accounting principle (SAB 101).........    2,810     2,895
Goodwill and other intangibles..............................    4,517     3,943
State tax credit carryforwards..............................    3,782     3,502
Asset impairment charges....................................    1,426     1,277
Other deferred tax assets...................................      594       378
                                                              -------   -------
  Total gross deferred tax assets...........................   25,661    22,737
  Less: valuation allowance.................................   (7,524)   (8,231)
                                                              -------   -------
  Net deferred tax assets...................................   18,137    14,506
                                                              -------   -------
Deferred Tax Liabilities:
Property and equipment......................................    7,742     6,924
Other deferred tax liabilities..............................       --         7
                                                              -------   -------
  Total gross deferred tax liabilities......................    7,742     6,931
                                                              -------   -------
Net deferred tax asset......................................  $10,395   $ 7,575
                                                              =======   =======

     During the fourth quarter of 2004, the Internal Revenue Service (IRS) made a final determination relative to its examination of CBIZ's federal income tax returns for the years ended December 31, 1998, 1999, and 2000. The IRS agreed with CBIZ's favorable tax position, which resulted in an income tax refund of $4.0 million for the years under examination. At December 31, 2004, this amount was recorded as income taxes recoverable in the accompanying consolidated balance sheet. CBIZ also recorded a deferred tax liability of $1.3 million, and reversed an accrual for income taxes payable of $0.8 million related to the audit results. These items resulted in a

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES net tax benefit of $3.5 million during the year ended December 31, 2004. The tax refund was received in February 2005.

     CBIZ's U.S. NOL carryforwards arose from the separate return years of certain acquired entities and are subject to limitations regarding the offset of CBIZ's future taxable income. Net operating loss (NOL) carryforwards for continuing operations at December 31, 2004 and 2003 are summarized below (in thousands). The availability of NOL's is reported as deferred tax assets, net of applicable valuation allowances, in the accompanying consolidated balance sheets.

                                                                  DEFERRED TAX
                                             NOL CARRYFORWARDS       BENEFIT
                                             -----------------   ---------------   EXPIRATION
                                              2004      2003      2004     2003      DATES
                                             -------   -------   ------   ------   ----------
U.S. NOLs..................................  $ 1,940   $ 2,315   $  679   $  810       2007
Canadian NOLs..............................    4,315     4,150    1,726    1,660       2006
State NOLs.................................   60,060    74,720    3,003    3,736    Various
                                                                 ------   ------
  Total....................................                      $5,408   $6,206
                                                                 ======   ======

     CBIZ established valuation allowances for portions of the Canadian and state NOL carryforwards, state income tax credit carryforwards, and for an asset impairment charge. The overall net change in the valuation allowance for the year ended December 31, 2004 was a decrease of $0.7 million, due to a decrease in the valuation allowance for NOL carryforwards.

     The net change in the valuation allowance for the year ended December 31, 2003 was an increase of $4.6 million, due to increases in the valuation allowances for NOL carryforwards of $1.9 million, state tax credit carryforwards of $2.5 million, and asset impairment charges of $1.3 million. These increases were offset by a decrease in the valuation allowance for state deferred taxes related to an impairment of tax deductible goodwill of $1.1 million.

7.  BANK DEBT

     Bank debt balances for the years ended December 31, 2004 and 2003 were as follows (in thousands, except percentages):

                                                           2004             2003
                                                      --------------   --------------
Bank debt:
  Revolving credit facility.........................  $       53,900   $       14,000
                                                      ==============   ==============
  Weighted average rates............................           3.54%            4.39%
                                                      ==============   ==============
  Range of effective rates..........................   2.98% - 5.25%    3.08% - 5.58%
                                                      ==============   ==============

     Effective August 9, 2004, CBIZ modified its credit facility increasing the total commitment from $73.0 million to $100.0 million, with an option to increase the commitment to $125.0 million. The modified facility provides CBIZ additional operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases.

     The credit facility is maintained with Bank of America as agent bank for a group of five participating banks and has a five year term expiring August 2009. The credit facility is secured by substantially all assets and capital stock of CBIZ and its subsidiaries. Management believes that the carrying amount of bank debt approximates its fair value, and CBIZ had approximately $17.4 million of available funds under the facility at December 31, 2004.

     Under the facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin. Additionally, a commitment fee of 30 to 45 basis points is charged on the unused portion of

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES the facility. The borrowing base calculation required under the previous facility is not required under the current facility; however, the current facility is subject to certain financial covenants, that may limit CBIZ's ability to borrow up to the total commitment amount.

     The bank agreement contains financial covenants and restrictions which are similar to those under the previous facility. Covenants require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. Limitations are also placed on CBIZ's ability to acquire businesses, repurchase CBIZ common stock and to divest operations. As of December 31, 2004, CBIZ was in compliance with its covenants.

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

     CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of security deposits. Letters of credit under the credit facility were $2.9 million and $3.2 million as of December 31, 2004, and December 31, 2003, respectively. CBIZ also acted as guarantor on three letters of credit for a CPA firm with which it has an affiliation. The letters of credit total $1.3 million and $0.7 million as of December 31, 2004, and December 31, 2003, respectively. In accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

8.  COMMITMENTS AND CONTINGENCIES

  Operating Leases

     CBIZ leases certain of its office facilities and equipment under various operating leases. At December 31, 2004, non-cancelable, future minimum rental commitments becoming payable under operating leases were as follows (in thousands):

YEARS ENDED DECEMBER 31,
------------------------
2005........................................................   $ 30,036
2006........................................................     25,515
2007........................................................     21,427
2008........................................................     18,884
2009........................................................     15,524
Thereafter..................................................     66,537
                                                               --------
  Total.....................................................   $177,923
                                                               ========

     Total rental expense incurred under operating leases was $31.7 million, $29.8 million, and $27.6 million during the years ended December 31, 2004, 2003, and 2002, respectively.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

  Capital Leases

     CBIZ leases furniture and fixtures for certain office facilities under various capital lease agreements. Depreciation of furniture and fixtures acquired under capital lease agreements is reported as depreciation and amortization expense in the accompanying consolidated statement of operations. The following is a summary of property under capital leases, that is included in property and equipment, net in the accompanying consolidated balance sheets at December 31, 2004 and 2003 (in thousands):

                                                               2004    2003
                                                              ------   -----
Furniture and fixtures......................................  $2,031   $ 174
Accumulated depreciation....................................    (321)   (159)
                                                              ------   -----
  Furniture & fixtures, net.................................  $1,710   $  15
                                                              ======   =====

     Future minimum lease payments under the capital leases and the present value of such payments at December 31, 2004 were as follows:

YEARS ENDED DECEMBER 31,
------------------------
2005........................................................   $  429
2006........................................................      428
2007........................................................      428
2008........................................................      385
2009........................................................        9
Thereafter..................................................       --
                                                               ------
Total minimum lease payments................................    1,679
Less imputed interest.......................................     (129)
                                                               ------
  Present value of minimum lease payments...................   $1,550
                                                               ======

  Legal Proceedings

     The Company has entered into settlements to resolve the Heritage Bond Litigation, comprised of multiple lawsuits pending in the Central District of California arising from losses sustained by investors in numerous municipal bond offerings between December 1996 and March 1999. In those lawsuits, plaintiffs alleged numerous claims, including mismanagement and misappropriation of funds from the bond offerings, against unrelated parties, including the Heritage Entities and the trustee, U.S. Trust Corp. The Betker Action, CV 02-5752-DT
(RCx), includes claims against two entities acquired by the Company, Valuation Counselors Group, Inc. ("VC") and Zelenkofske, Axelrod & Co., Ltd. ("ZA"), for negligent misrepresentation and negligence, and for joint and several liability under California Corporations Code sec. 25504.2 (against VC only). In the Consolidated Class Action, 02-ML-1475-DT (RCx), the Court permitted plaintiffs to substitute CBIZ Valuation Group, Inc. ("CBIZ-VC") in place of VC, and CBIZ Accounting, Tax & Advisory, Inc. ("CBIZ-ZA") in place of ZA, as defendants. In addition, plaintiffs named Century Business Services, Inc. ("CBIZ") itself as a defendant. CBIZ-VC and CBIZ-ZA are subsidiaries of CBIZ. That complaint includes claims against CBIZ, CBIZ-VC and CBIZ-ZA for negligence, and claims against CBIZ-VC and CBIZ-ZA for conspiracy to commit fraud, negligent misrepresentation and intentional misrepresentation. These claims have been pending since 2001 and relate to the provision of valuation and feasibility study services from 1996 through 1999. Management believes that the settlements are fair, reasonable and adequate, and in the best interests of all parties concerned. The settlement of the Consolidated Class Action has been preliminarily approved by the Court, which also entered an order approving notice to the Class. The Class Settlement is conditioned upon, among other things, standard class action opt-out procedures, objections by litigants, the Court's entry of a bar order and final judicial approval of

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES the settlement by the Court after notice to the class. The settlement of the Betker Action has been approved by the Court and is subject to, among other things, the final entry of a bar order. Additional proceedings may be necessary as a consequence of any opt-out or objection that may occur. The resolution of these matters did not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

9.  CONSOLIDATION AND INTEGRATION RESERVE

     Consolidation and integration charges are comprised of expenses associated with the Company's on-going efforts to consolidate fragmented markets to allow for convenient delivery of services to clients, and to promote cross-serving between various practice groups. These expenses result from individual actions in several markets and are not part of one company-wide program. Consolidation and integration charges include costs for moving facilities, non-cancelable lease obligations, severance obligations, and other expense-reduction initiatives.

     During 2004, CBIZ incurred consolidation and integration charges of approximately $1.0 million related to real estate leasing costs in the Chicago market. Other consolidation and integration initiatives during 2004 were individually insignificant. During 2003, CBIZ initiated the consolidation of offices in Orange County, California, and Cleveland, Ohio, which resulted in $0.5 million of costs for non-cancelable lease obligations and moving expenses. In addition, CBIZ continued the consolidation in the Kansas City market, which was initiated in 2002. During 2002, CBIZ recognized $1.7 million of costs for consolidations in Kansas City, related to non-cancelable lease obligations.

     Consolidation and integration reserve balances at December 31, 2004, 2003 and 2002, and activity during the years ended December 31, 2004 and 2003 were as follows (in thousands):

                                                                CONSOLIDATION AND
                                                               INTEGRATION RESERVE
                                                               -------------------
Reserve balance at December 31, 2002........................         $ 6,740
  Adjustments against income (1)............................             447
  Payments..................................................          (2,330)
                                                                     -------
Reserve balance at December 31, 2003........................           4,857
  Adjustments against income (1)............................           1,565
  Payments..................................................          (3,012)
                                                                     -------
Reserve balance at December 31, 2004........................         $ 3,410
                                                                     =======

---------------

(1) Adjustments against income are included in operating expenses in the accompanying consolidated statements of operations.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Consolidation and integration charges incurred for years ended December 31, 2004, 2003 and 2002, and recorded as operating expenses in the accompanying consolidated statements of operations were as follows (in thousands):

                                                              2004     2003     2002
                                                             ------   ------   ------
Severance expense..........................................  $    9   $  332   $  (66)
Lease consolidation and abandonment........................   2,502    1,086    3,290
Other consolidation charges................................     348      550      465
                                                             ------   ------   ------
Total consolidation and integration charges................  $2,859   $1,968   $3,689
                                                             ======   ======   ======

10.  EMPLOYEE BENEFITS

  Employee Savings Plan

     CBIZ sponsors a qualified 401(k) defined contribution plan that covers substantially all of its employees. Participating employees may elect to contribute (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code), on a tax-deferred basis, up to 80% of their pre-tax annual compensation. Matching contributions by CBIZ are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their retirement funds in various stock, fixed income, stable value, and balanced - lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2004, 2003 and 2002, were approximately $5.2 million, $5.1 million, and $5.3 million, respectively.

  Deferred Compensation Plan

     CBIZ implemented a deferred compensation plan during the first quarter of 2004, under which certain members of management and other highly compensated employees may elect to defer receipt of a portion of their annual compensation, subject to maximum and minimum percentage limitations. The amount of compensation deferred under the plan is credited to each participant's deferral account and a deferred compensation liability is established by CBIZ. An amount equaling each participant's compensation deferral is transferred into a rabbi trust and invested in various debt and equity securities. The assets of the rabbi trust are held by CBIZ and recorded as assets of deferred compensation plan in the accompanying consolidated balance sheets.

     Assets of the deferred compensation plan consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are based on published market quotes at the end of the period. Adjustments to the fair value of these investments are recorded as other income (expense), offset by adjustments to operating expenses in the consolidated statement of operations. Gross realized and unrealized gains and losses from trading securities have not been material. These investments are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan. However, in the event that CBIZ became insolvent, the investments would be available to all unsecured general creditors.

     The deferred compensation liability relates to obligations due to participants under the plan. The deferred compensation liability balance represents accumulated participant deferrals, and earnings thereon, since the inception of the plan, net of withdrawals. The deferred compensation liability is an unsecured general obligation of CBIZ, and is recorded as liabilities of deferred compensation plan in the accompanying consolidated balance sheets.

11.  COMMON STOCK

     CBIZ's authorized common stock consists of 250 million shares of common stock, par value $0.01 per share (Common Stock). The holders of CBIZ's Common Stock are entitled to one vote for each share held on all

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES matters submitted to a vote of stockholders. There are no cumulative voting rights with respect to the election of directors. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock will be able to elect the directors of CBIZ then standing for election as terms expire. Holders of Common Stock have no preemptive rights and are entitled to such dividends as may be declared by the Board of Directors of CBIZ out of funds legally available therefore. The Common Stock is not entitled to any sinking fund, redemption or conversion provisions. On liquidation, dissolution or winding up of CBIZ, the holders of Common Stock are entitled to share ratably in the net assets of CBIZ remaining after the payment of any and all creditors. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and non-assessable. The transfer agent and registrar for the Common Stock is Computershare Investor Services, LLC.

     CBIZ completes registration filings related to its Common Stock to register shares under the Securities Act of 1933. Currently, CBIZ has registered 15 million shares of our Common Stock, all of which remain available to be offered from time to time in connection with acquisitions under our acquisition shelf registration statement.

  Treasury Stock

     In March 2004, CBIZ's Board of Directors authorized share repurchases of up to 8.5 million shares of CBIZ common stock. A supplement to the plan was approved by the Board of Directors in May 2004, authorizing CBIZ to purchase an additional 2.0 million shares of CBIZ common stock, for a total of 10.5 million shares. In April 2004, CBIZ completed a tender offer that resulted in the purchase of approximately 7.5 million shares of CBIZ common stock, at a purchase price of $5.00 per share, or a total cost (including legal and other direct expenses) of approximately $37.8 million. During the year ended December 31, 2004, CBIZ also repurchased approximately 2.9 million shares of its common stock in the open market, at an aggregate purchase price of approximately $12.6 million. The repurchase plan expired December 31, 2004.

     In June 2003, CBIZ's Board of Directors authorized a share repurchase of up to 15.0 million shares of CBIZ common stock (not to exceed $52.5 million). In July 2003, CBIZ completed a modified Dutch Auction tender offer which resulted in the purchase of approximately 10.0 million shares of CBIZ common stock at a purchase price of $3.30 per share, or a total cost (including legal and other direct expenses) of approximately $33.2 million. During the year ended December 31, 2003, CBIZ also repurchased 104,000 shares of its common stock in the open market, at an aggregate purchase price of approximately $0.4 million. The repurchase plan expired December 31, 2003.

     Repurchased shares are held in treasury, and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. The repurchase plans allow CBIZ to purchase shares through the open market or through privately negotiated purchases. The repurchase programs do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Repurchases are subject to annual dollar and financial ratio limitations under our current credit facility. At December 31, 2004, CBIZ was in compliance with this covenant.

  Warrants

     In 1999, CBIZ issued 1.8 million restricted shares of common stock and 900,000 warrants to an outside party for a $25.0 million equity investment in CBIZ. The restrictions on the common stock expired in 2001, and the warrants were exercisable under the following terms: 300,000 shares for three years at $20.00 per share; 300,000 shares for four years at $25.00 per share; and 300,000 for five years at $30.00 per share. All of the warrants have expired as of December 31, 2004.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Information relating to warrants to purchase common stock is summarized below (in thousands):

                                                              2004   2003    2002
                                                              ----   ----   ------
Outstanding at beginning of year............................  300    600     1,800
Granted /issued.............................................   --     --        --
Expired/cancelled...........................................  (300)  (300)  (1,200)
Exercised...................................................   --     --        --
                                                              ----   ----   ------
Outstanding at end of year (a)..............................   --    300       600
                                                              ====   ====   ======
Exercisable at end of year (a)..............................   --    300       600
                                                              ====   ====   ======

---------------

(a) Exercise prices for warrants outstanding and exercisable at December 31, 2003 were $30.00. Exercise prices for warrants outstanding and exercisable at December 31, 2002 ranged from $25.00 to $30.00.

12.  EMPLOYEE SHARE PLANS

  Employee Stock Investment Plan

     Effective June 1, 2001, CBIZ established the Employee Stock Investment Plan which provides CBIZ employees with a method of purchasing shares of CBIZ's common stock. Participation in the plan is open to all CBIZ employees whose payroll is processed by the designated CBIZ payroll provider. CBIZ pays all opening and transaction charges related to the enrollment and purchase of stock, other than those due upon the sale of the shares. CBIZ does not provide a discount to employees for the purchase of CBIZ common stock.

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

  Stock Options

     Under the 1997 Agents Stock Option Plan, a maximum of 1.2 million options may be awarded. The purpose of the plan is to provide performance-based compensation to certain insurance agencies and individual agents who write quality surety business for CBIZ's insurance subsidiaries. The options vest only to the extent the agents satisfy minimum premium commitments and certain loss ratio performance criteria. These options terminated in June 2002.

     Under the 1996 Employee Stock Option Plan, a maximum of 15.0 million options may be awarded. The options awarded are subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. The options are awarded at a price not less than fair market value at the time of the award and expire six years from the date of grant. Further, under the 1996 plan 250,000 options were granted to non-employee directors. These options became exercisable immediately upon being granted with a six-year expiration term from the date of grant.

     The 2002 Stock Incentive Plan is an amendment and restatement of the 1996 Employee Stock Option Plan. A maximum of 15.0 million shares may be awarded, which number shall include those shares that are available for grants under the prior plan. Stock options, restricted stock and other stock based compensation awards may be made under the plan. Total shares available for future grant under the plan were approximately 5.3 million, 4.4 million and 4.0 million at December 31, 2004, 2003 and 2002, respectively.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Stock options may be granted alone or in addition to other awards granted under the plan and may be of two types: incentive stock options and nonqualified stock options. The options awarded under this plan are subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. At the discretion of the Compensation Committee of the Board of Directors, the options may vest immediately, or in a time period shorter than five years. The options are awarded at a price not less than fair market value at the time of the award and expire six years from the date of grant. In the event the optionee of an incentive stock option owns, at the time such stock option is awarded or granted, more than ten percent (10%) of the voting power of all classes of stock of CBIZ, the option price shall not be less than 110% of such fair market value.

     Information relating to the stock option plans is summarized below (in thousands, except per share data):

                                          WEIGHTED             WEIGHTED             WEIGHTED
                                           AVERAGE              AVERAGE              AVERAGE
                                          PRICE PER            PRICE PER            PRICE PER
                                  2004      SHARE      2003      SHARE      2002      SHARE
                                 ------   ---------   ------   ---------   ------   ---------
Outstanding at beginning of
  year.........................  10,155    $ 4.58     10,952     $4.81      9,652     $5.49
Granted........................     473    $ 4.31        558     $3.12      2,684     $3.44
Exercised (a)..................    (519)   $ 2.60       (375)    $2.47       (242)    $2.27
Expired or canceled............  (1,586)   $11.98       (980)    $7.19     (1,142)    $7.40
                                 ------               ------               ------
Outstanding at end of year.....   8,523    $ 3.32     10,155     $4.58     10,952     $4.81
                                 ======               ======               ======
Exercisable at end of year.....   5,390    $ 3.46      5,764     $5.64      4,257     $6.67
                                 ======               ======               ======
Weighted average fair value of
  options granted during the
  year.........................            $ 1.42                $0.95                $1.94

---------------

(a) Options were exercised at prices ranging from: $1.07 to $3.45 in 2004, $1.53 to $3.45 in 2003, and $1.53 to $3.41 in 2002.

     Information about stock options outstanding at December 31, 2004 is as follows:

                                       OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                              -------------------------------------   ----------------------
                                              WEIGHTED
                                              AVERAGE      WEIGHTED                 WEIGHTED
                                             REMAINING     AVERAGE                  AVERAGE
                                OPTIONS     CONTRACTUAL    EXERCISE     OPTIONS     EXERCISE
  RANGE OF EXERCISE PRICE     OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
  -----------------------     -----------   ------------   --------   -----------   --------
$5.01 - $14.38..............       538          0.1         $13.82         529       $13.90
$3.00 - $ 5.00..............     4,158          2.8         $ 3.55       2,069       $ 3.46
$1.13 - $ 2.99..............     3,827          2.4         $ 1.59       2,792       $ 1.49
                                 -----                                   -----
Total.......................     8,523          2.4         $ 3.32       5,390       $ 3.46
                                 =====                                   =====

  Restricted Stock Awards

     Under the 2002 Stock Incentive Plan (described above), certain employees and non-employee directors were granted restricted stock awards. Restricted stock awards are independent of option grants, and are granted at no cost to the recipients. The awards are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to five years from the date of grant. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock. However, shares granted under the plan cannot be sold, pledged, transferred or assigned during the vesting period.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     During 2004, CBIZ granted 119,000 restricted stock awards, at prices ranging from $4.30 to $4.58, and averaging $4.35. The market value of shares awarded during 2004 was $0.5 million and was recorded as unearned compensation. Unearned compensation is being expensed ratably over the period which restrictions lapse and amounted to $0.1 million during the year ended December 31, 2004. Awards will be released from restrictions at dates ranging from February 2005 through May 2009. As of December 31, 2004, none of the awards have been forfeited, vested, or released from restriction.

13.  EARNINGS PER SHARE

     CBIZ presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings (loss) per share and the effect on the weighted average number of dilutive potential common shares (in thousands, except per share data).

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                          ----------------------------
                                                           2004      2003       2002
                                                          -------   -------   --------
NUMERATOR:
Net income (loss).......................................  $16,051   $15,316   $(76,848)
                                                          =======   =======   ========
DENOMINATOR:
BASIC
Weighted average common shares..........................   79,217    90,400     94,810
                                                          -------   -------   --------
DILUTED
Options.................................................    2,240     2,362      2,182
Restricted stock awards.................................       18        --         --
Contingent shares (1)...................................        2        --         --
                                                          -------   -------   --------
  Total diluted weighted average common shares..........   81,477    92,762     96,992
                                                          =======   =======   ========
Basic net income (loss) per share.......................  $  0.20   $  0.17   $  (0.81)
                                                          =======   =======   ========
Diluted net income (loss) per share.....................  $  0.20   $  0.17   $  (0.79)
                                                          =======   =======   ========

---------------

(1) Contingent shares represent shares that will not be issued until future conditions have been met.

14.  SUPPLEMENTAL CASH FLOW DISCLOSURES

     Cash paid (received) for interest and income taxes during the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):

                                                             2004      2003      2002
                                                            -------   -------   ------
Interest..................................................  $ 1,342   $ 1,045   $2,521
                                                            =======   =======   ======
Income taxes..............................................  $14,675   $(2,262)  $4,323
                                                            =======   =======   ======

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

  Supplemental Disclosures of Non-Cash Investing and Financing Activities

     Non-cash investing and financing activities during the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

                                                              2004     2003     2002
                                                             ------   ------   ------
Property and equipment acquired under capital lease
  obligations..............................................  $1,857   $   --   $   10
                                                             ======   ======   ======
Business acquisitions, including contingent consideration
  earned...................................................  $3,854   $5,006   $   --
                                                             ======   ======   ======
Non-cash proceeds from divested operations.................  $1,865   $  207   $4,041
                                                             ======   ======   ======
Non-cash proceeds from discontinued operations.............  $  530   $  494   $  194
                                                             ======   ======   ======

     Non-cash consideration paid for business acquisitions and proceeds received from divested operations were generally in the form of notes receivable, notes payable and CBIZ common stock.

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

     A number of the businesses acquired since October 1996 are located in properties owned indirectly by and leased from persons employed by CBIZ. In the aggregate, CBIZ paid approximately $1.3 million, $1.4 million, and $0.8 million for the years ended 2004, 2003 and 2002, respectively, under such leases which management believes were at market rates.

     Rick L. Burdick, a director of CBIZ, is a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P. (Akin, Gump.) Akin, Gump performed legal work for CBIZ during 2004, 2003 and 2002 for which the firm received approximately $0.2 million, $0.2 million, and $0.1 million from CBIZ, respectively.

     Robert A. O'Byrne, a Senior Vice President, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O'Byrne was an owner.

     CBIZ maintains joint-referral relationships and administrative service agreements with independent licensed CPA firms under which CBIZ provides administrative services in exchange for a fee. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries, and provide audit and attest services to clients including CBIZ's clients. The CPA firms with which CBIZ maintains service agreements operate as limited liability corporations, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the administrative service agreements nor the providing of services thereunder is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and CBIZ does not believe that its arrangements with these CPA firms result in additional risk of loss. Although the service agreements do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements qualify as variable interest entities under FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". See further discussion in Note 1.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation. The letters of credit total $1.3 million and $0.7 million as of December 31, 2004, and December 31, 2003, respectively. In accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and its amendments ("FIN 45-1" and "FIN 45-2"), CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

     In 2002, CBIZ executed a note receivable with a CPA firm whose partner group has since joined MHM, PC, a CPA firm with which CBIZ maintains an administrative services agreement. The balance on the note at December 31, 2004 and 2003 was approximately $0.2 million and $0.2 million, respectively.

     CBIZ divested several operations during the years ended December 31, 2004, 2003, and 2002, that were underperforming, located in secondary markets, or did not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that was desired. CBIZ has sold and may sell in the future businesses to former employees or shareholders. Management believes these transactions were priced at market rates, competitively bid, and entered into at arm's length terms and conditions.

16.  ACQUISITIONS

     During the year ended December 31, 2004, CBIZ completed acquisitions of benefits and insurance firms in Chicago, Illinois, and Owing Mills, Maryland, as well as an accounting tax and advisory firm in Denver, Colorado, and a technology firm in Cleveland, Ohio which is reported as part of our National Practices -- Other segment. Aggregate consideration for the acquisitions consisted of approximately $3.7 million cash and 215,500 shares of restricted common stock (estimated stock value of $1.0 million at acquisition) paid at closing, and up to an additional $8.0 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue and earnings targets.

     In addition to the businesses acquired during 2004, CBIZ purchased three client lists which compliment our National Practices -- Other segment. The purchase price of the client lists is primarily dependent upon future results, and is not expected to be material individually or in the aggregate.

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

     The operating results of these firms and client lists have been included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, client lists and non-compete agreements was allocated to goodwill. Acquisitions, including contingent consideration earned,

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES resulted in increases to goodwill, client lists and other intangible assets during the years ended December 31, 2004, and 2003 as follows (in thousands):

                                                               2004     2003
                                                              ------   ------
Goodwill....................................................  $2,619   $2,952
                                                              ======   ======
Client lists................................................  $5,111   $4,516
                                                              ======   ======
Other intangible assets.....................................  $  307   $  201
                                                              ======   ======

17.  DIVESTITURES

     During 2004, CBIZ sold or closed five business operations, consisting of four ATA operations, and an operation from our National Practices -- Other segment. In addition to the divestiture of these operations, CBIZ sold three client lists from our ATA practice group and a client list from our B&I practice group. Sales were made for aggregate proceeds of $4.6 million cash, $2.3 million in notes receivable and CBIZ stock valued at $0.1 million. Three of the divestitures qualified for treatment as discontinued businesses and are classified as such in the accompanying consolidated financial statements (further discussed in Note 20). Operations that did not qualify for treatment as discontinued businesses were sold for a pre-tax gain of $1.0 million, that is reported as gain on sale of operations, net from continuing operations.

     During 2003, CBIZ sold or closed eight business operations consisting of four ATA operations, two Benefit and Insurance operations and two National Practice operations. CBIZ also sold four client lists and related assets within the ATA practice group. These businesses and client lists were sold for aggregate proceeds of $7.2 million cash, $0.2 million in stock, $0.4 million in notes receivable, and $0.1 million in other receivables. Six of the business operations satisfied the criteria for treatment as discontinued businesses, and were classified as such in the accompanying financial statements. The two operations and client lists which did not qualify for treatment as discontinued businesses were sold for a pretax gain of $2.5 million, which is reported as gain on sale of operations, net from continuing operations.

     During 2002, CBIZ sold, closed, or committed to sale the divestiture of sixteen businesses. The businesses were sold for aggregate proceeds of $7.8 million cash, and $4.2 million of notes receivable. Five of the operations have been classified as discontinued businesses. The remaining eleven operations were either initiated before CBIZ's adoption of SFAS No. 144 "Accounting for the Impairment of or the Disposal of Long-Lived Assets", or did not meet the criteria for treatment as a discontinued business. These businesses were sold for a pre-tax gain of $0.9 million which is reported as gain on sale of operations, net from continuing operations. Of these eleven operations, CBIZ completed the sale or closing of eight ATA operations, one Benefit and Insurance operation, and two National Practice operations.

     CBIZ may earn additional proceeds on the sale of certain client lists, which are contingent upon future revenue generated by the client lists. CBIZ records these proceeds as other income when they are earned.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

                                                         2004
                                  ---------------------------------------------------
                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                  ---------   --------   -------------   ------------
Revenue.........................  $146,514    $126,451     $121,550        $125,542
Operating expenses..............   118,058     112,682      109,877         118,740
                                  --------    --------     --------        --------
Gross margin....................    28,456      13,769       11,673           6,802
Corporate general and
  administrative................     5,379       6,055        6,841           6,498
Depreciation and amortization...     3,972       4,139        4,105           4,212
                                  --------    --------     --------        --------
Operating income................    19,105       3,575          727          (3,908)
Other income (expense):
  Interest expense..............      (240)       (429)        (369)           (469)
  Gain on sale of operations,
     net........................       384         534           78              --
  Other income (expense), net...       536         295          527           2,196
                                  --------    --------     --------        --------
     Total other income
       (expense), net...........       680         400          236           1,727
Income from continuing
  operations before income tax
  expense.......................    19,785       3,975          963          (2,181)
Income tax expense (benefit)....     8,269       1,311          473          (4,362)
                                  --------    --------     --------        --------
Income from continuing
  operations....................    11,516       2,664          490           2,181
Loss from operations of
  discontinued businesses, net
  of tax........................        65        (282)        (372)           (343)
Gain (loss) on disposal of
  discontinued businesses, net
  of tax........................        --          --          238            (106)
                                  --------    --------     --------        --------
Net income (loss)...............  $ 11,581    $  2,382     $    356        $  1,732
                                  ========    ========     ========        ========
Earnings (loss) per share:
Basic:
  Continuing operations.........  $   0.14    $   0.03     $   0.01        $   0.03
  Discontinued operations.......        --          --           --           (0.01)
                                  --------    --------     --------        --------
  Net income....................  $   0.14    $   0.03     $   0.01        $   0.02
                                  ========    ========     ========        ========
Diluted:
  Continuing operations.........  $   0.13    $   0.03     $   0.01        $   0.03
  Discontinued operations.......        --          --           --           (0.01)
                                  --------    --------     --------        --------
  Net income....................  $   0.13    $   0.03     $   0.01        $   0.02
                                  ========    ========     ========        ========
Basic weighted average common
  shares........................    85,437      77,885       77,311          76,287
                                  ========    ========     ========        ========
Diluted weighted average common
  shares........................    87,912      80,150       79,373          78,449
                                  ========    ========     ========        ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     During the fourth quarter of 2004, CBIZ recorded a $3.5 million tax benefit related to a favorable tax position which was successfully resolved upon completion of the Internal Revenue Service examination for the years ended December 31, 1998, 1999 and 2000. In addition, CBIZ recorded $0.4 million in interest income related to the refund, which is recorded as other income (expense), net in the accompanying consolidated statements of operations. See further discussion of the tax benefit and refund in Note 6.

                                                         2003
                                  ---------------------------------------------------
                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                  ---------   --------   -------------   ------------
Revenue.........................  $143,208    $123,289     $117,396        $122,889
Operating expenses..............   115,140     109,500      107,394         109,618
                                  --------    --------     --------        --------
Gross margin....................    28,068      13,789       10,002          13,271
Corporate general and
  administrative................     4,781       4,912        4,940           4,885
Depreciation and amortization...     4,249       4,309        4,095           4,436
                                  --------    --------     --------        --------
Operating income................    19,038       4,568          967           3,950
Other income (expense):
  Interest expense..............      (323)       (297)        (234)           (201)
  Gain on sale of operations,
     net........................        --       1,784          207             528
  Other income (expense), net...    (1,006)         (4)         452            (651)
                                  --------    --------     --------        --------
     Total other income
       (expense), net...........    (1,329)      1,483          425            (324)
Income from continuing
  operations before income tax
  expense.......................    17,709       6,051        1,392           3,626
Income tax expense..............     7,532       2,555        1,068           1,340
                                  --------    --------     --------        --------
Income from continuing
  operations....................    10,177       3,496          324           2,286
Loss from operations of
  discontinued businesses, net
  of tax........................      (176)        (66)        (352)         (1,099)
Gain (loss) on disposal of
  discontinued businesses, net
  of tax........................        --        (183)        (210)          1,119
                                  --------    --------     --------        --------
Net income (loss)...............  $ 10,001    $  3,247     $   (238)       $  2,306
                                  ========    ========     ========        ========
Earnings (loss) per share:
Basic:
  Continuing operations.........  $   0.11    $   0.04     $     --        $   0.03
  Discontinued operations.......        --       (0.01)          --              --
                                  --------    --------     --------        --------
  Net income....................  $   0.11    $   0.03     $     --        $   0.03
                                  ========    ========     ========        ========
Diluted:
  Continuing operations.........  $   0.11    $   0.04     $     --        $   0.03
  Discontinued operations.......        --       (0.01)          --              --
                                  --------    --------     --------        --------
  Net income....................  $   0.11    $   0.03     $     --        $   0.03
                                  ========    ========     ========        ========
Basic weighted average common
  shares........................    95,087      95,138       86,228          85,302
                                  ========    ========     ========        ========
Diluted weighted average common
  shares........................    96,956      97,178       88,971          89,073
                                  ========    ========     ========        ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     During the fourth quarter of 2003, CBIZ recorded impairment charges of $0.8 million related to the impairment of a note taken in connection with the divestiture of the hazardous waste operation in 1997 that filed for bankruptcy in 2003. The impairment charges are recorded as other income (expense), net in the accompanying consolidated statements of operations.

19.  SEGMENT DISCLOSURES

     CBIZ's business units have been aggregated into three practice groups:
Accounting, Tax and Advisory Services, Benefits and Insurance and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services; similarity of the regulatory environment; the long-term performance of these units is affected by similar economic conditions; and the business is managed along these segment lines, which each report to a Practice Group Leader. The medical practice management unit, which reports under the National Practices group, exceeds the quantitative threshold of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for aggregation and therefore is reported as a separate segment.

     Accounting, Tax and Advisory Services. The Accounting, Tax and Advisory Services practice group offers services in the following areas: cash flow management; strategic planning; consulting; record-keeping; federal, state and local tax return preparation; tax planning based on financial and investment alternatives; tax structuring of business transactions such as mergers and acquisitions; quarterly and year-end payroll tax reporting; corporate, partnership and fiduciary tax planning and return preparation; outsourced chief financial officer services and other financial staffing services; financial investment analysis; succession, retirement, and estate planning; profitability, operational and efficiency enhancement consulting to a number of specialized industries; litigation support services; internal audit services and Sarbanes-Oxley consulting and compliance services.

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

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

     Included in corporate and other, are operating expenses that are not directly allocated to the business units. These expenses are primarily comprised of incentive compensation, and consolidation and integration charges.

     CBIZ operates in the United States and Toronto, Canada and there is no one customer that represents a significant portion of sales.

     Segment information for the years ended December 31, 2004, 2003, and 2002 was as follows (in thousands):

                                                              2004
                              --------------------------------------------------------------------
                                                         NATIONAL PRACTICES
                                                         ------------------
                              ACCOUNTING,                MEDICAL
                                 TAX &      BENEFITS &   PRACTICE             CORPORATE
                               ADVISORY     INSURANCE     MGMT.      OTHER    AND OTHER    TOTAL
                              -----------   ----------   --------   -------   ---------   --------
Revenue.....................   $209,077      $152,240    $87,261    $71,479   $     --    $520,057
Operating expenses..........    180,282       128,691     71,885     65,293     13,206     459,357
                               --------      --------    -------    -------   --------    --------
Gross margin................     28,795        23,549     15,376      6,186    (13,206)     60,700
Corporate general and
  admin.....................         --            --         --         --     24,773      24,773
Depreciation and
  amortization..............      3,683         3,079      2,719        884      6,063      16,428
                               --------      --------    -------    -------   --------    --------
Operating income (loss).....     25,112        20,470     12,657      5,302    (44,042)     19,499
Other income (expense):
  Interest expense..........        (43)           57         (1)        20     (1,540)     (1,507)
  Gain on sale of
    operations, net.........         --            --         --         --        996         996
  Other income, net.........        363           789         25        439      1,938       3,554
                               --------      --------    -------    -------   --------    --------
    Total other income......        320           846         24        459      1,394       3,043
                               --------      --------    -------    -------   --------    --------
Income (loss) from
  continuing operations
  before income tax
  expense...................   $ 25,432      $ 21,316    $12,681    $ 5,761   $(42,648)   $ 22,542
                               ========      ========    =======    =======   ========    ========

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                                                2003
                                ---------------------------------------------------------------------
                                                           NATIONAL PRACTICES
                                                           -------------------
                                ACCOUNTING,                MEDICAL
                                   TAX &      BENEFITS &   PRACTICE              CORPORATE
                                 ADVISORY     INSURANCE     MGMT.      OTHER     AND OTHER    TOTAL
                                -----------   ----------   --------   --------   ---------   --------
Revenue.......................   $199,612      $162,095    $75,785    $69,290    $     --    $506,782
Operating expenses............    174,452       128,407     61,566     69,516       7,711     441,652
                                 --------      --------    -------    -------    --------    --------
Gross margin..................     25,160        33,688     14,219       (226)     (7,711)     65,130
Corporate general and admin...         --            --         --         --      19,518      19,518
Depreciation and
  amortization................      4,269         3,005      2,595      1,116       6,104      17,089
                                 --------      --------    -------    -------    --------    --------
Operating income (loss).......     20,891        30,683     11,624     (1,342)    (33,333)     28,523
Other income (expense):
  Interest expense............        (49)          (63)        (5)        (1)       (937)     (1,055)
  Gain on sale of operations,
    net.......................         --            --         --         --       2,519       2,519
  Other income (expense),
    net.......................        652            53        (17)       203      (2,100)     (1,209)
                                 --------      --------    -------    -------    --------    --------
    Total other income
       (expense)..............        603           (10)       (22)       202        (518)        255
                                 --------      --------    -------    -------    --------    --------
Income (loss) from continuing
  operations before income tax
  expense.....................   $ 21,494      $ 30,673    $11,602    $(1,140)   $(33,851)   $ 28,778
                                 ========      ========    =======    =======    ========    ========

                                                                2002
                                ---------------------------------------------------------------------
                                                           NATIONAL PRACTICES
                                                           -------------------
                                ACCOUNTING,                MEDICAL
                                   TAX &      BENEFITS &   PRACTICE              CORPORATE
                                 ADVISORY     INSURANCE     MGMT.      OTHER     AND OTHER    TOTAL
                                -----------   ----------   --------   --------   ---------   --------
Revenue.......................   $202,736      $150,514    $66,156    $73,549    $     --    $492,955
Operating expenses............    174,901       123,369     54,481     72,302       9,336     434,389
                                 --------      --------    -------    -------    --------    --------
Gross margin..................     27,835        27,145     11,675      1,247      (9,336)     58,566
Corporate general and admin...         --            --         --         --      19,177      19,177
Depreciation and
  amortization................      5,115         3,592      1,972      1,572       8,110      20,361
                                 --------      --------    -------    -------    --------    --------
Operating income (loss).......     22,720        23,553      9,703       (325)    (36,623)     19,028
Other income (expense):
  Interest expense............        (55)          (76)        (7)       (51)     (2,288)     (2,477)
  Gain on sale of operations,
    net.......................         --            --         --         --         930         930
  Other income (expense),
    net.......................        581           392        (12)    (1,601)       (927)     (1,567)
                                 --------      --------    -------    -------    --------    --------
    Total other income
       (expense)..............        526           316        (19)    (1,652)     (2,285)     (3,114)
                                 --------      --------    -------    -------    --------    --------
Income (loss) from continuing
  operations before income tax
  expense.....................   $ 23,246      $ 23,869    $ 9,684    $(1,977)   $(38,908)   $ 15,914
                                 ========      ========    =======    =======    ========    ========

20.  DISCONTINUED BUSINESSES

     From time to time, CBIZ will divest (through sale or closure) business operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. During the years ended December 31, 2004, 2003 and 2002, CBIZ divested of

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES three, six and five business operations respectively. One business unit remained available for sale at December 31, 2002, which was sold in 2003. There were no businesses available for sale at December 31, 2004 or 2003.

     These business operations are reported as discontinued businesses and the net assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and loss from operations of discontinued businesses for the years ended December 31 2004, 2003 and 2002 were as follows (in thousands):

                                                            2004      2003      2002
                                                           -------   -------   -------
Revenue..................................................  $ 3,372   $12,506   $18,622
                                                           =======   =======   =======
Loss from operations of discontinued businesses, before
  income tax expense (benefit)...........................  $(1,351)  $(2,601)  $(1,792)
Income tax expense (benefit).............................     (419)     (908)      338
                                                           -------   -------   -------
Loss from operations of discontinued businesses, net of
  tax....................................................  $  (932)  $(1,693)  $(2,130)
                                                           =======   =======   =======

     Gain (loss) on disposal of discontinued businesses for the years ended December 31 2004, 2003 and 2002 were as follows (in thousands):

                                                              2004    2003     2002
                                                              ----   ------   -------
Gain (loss) on disposal of discontinued businesses, before
  income tax expense (benefit)..............................  $398   $1,457   $(3,884)
Income tax expense (benefit)................................   266      731    (1,413)
                                                              ----   ------   -------
Gain (loss) on disposal of discontinued businesses, net of
  tax.......................................................  $132   $  726   $(2,471)
                                                              ====   ======   =======

     At December 31, 2004 and 2003, the assets and liabilities of business operations classified as discontinued businesses consisted of the following (in thousands):

                                                              2004    2003
                                                              ----   ------
ASSETS:
Accounts receivable, net....................................  $ 85   $2,272
Property and equipment, net.................................   122      444
Deferred income taxes, net..................................   208      312
Other assets................................................     2      151
                                                              ----   ------
  Assets of businesses held for sale........................  $417   $3,179
                                                              ====   ======
LIABILITIES:
Accounts payable............................................  $133   $  254
Other liabilities...........................................    32      572
                                                              ----   ------
  Liabilities of businesses held for sale...................  $165   $  826
                                                              ====   ======

21.  SUBSEQUENT EVENTS (UNAUDITED)

     On February 10, 2005, the Board of Directors authorized the repurchase of up to 5.0 million shares of CBIZ common stock. The common stock may be repurchased in open market or privately negotiated purchases.

     In January 2005, CBIZ completed the acquisitions of two companies. Gallery Asset Management, Inc. is an Ohio-based registered investment advisor, which will compliment our wealth management business. Nation Smith Hermes Diamond is an accounting, tax and advisory firm located in San Diego, California.

                CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                 (IN THOUSANDS)

           COLUMN A               COLUMN B                   COLUMN C                   COLUMN D      COLUMN E
------------------------------  ------------   ------------------------------------   ------------   ----------
                                                            ADDITIONS
                                               ------------------------------------
                                 BALANCE AT    CHARGED TO   CHARGED    ACQUISITIONS   CHARGE-OFFS,   BALANCE AT
                                BEGINNING OF    COST AND    TO OTHER       AND           NET OF        END OF
                                   PERIOD       EXPENSE     ACCOUNTS   DIVESTITURES    RECOVERIES      PERIOD
                                ------------   ----------   --------   ------------   ------------   ----------
Year ended December 31, 2004
Allowance deducted from assets
  to which they apply:
  Allowance for doubtful
     accounts.................     $6,303        $4,639       $375        $  55         $(5,226)       $6,146
                                   ======        ======       ====        =====         =======        ======
Year ended December 31, 2003
Allowance deducted from assets
  to which they apply:
  Allowance for doubtful
     accounts.................     $6,568        $5,255       $ 79        $(166)        $(5,433)       $6,303
                                   ======        ======       ====        =====         =======        ======
Year ended December 31, 2002
Allowance deducted from assets
  to which they apply:
  Allowance for doubtful
     accounts.................     $9,540        $7,119       $ 11        $(167)        $(9,935)       $6,568
                                   ======        ======       ====        =====         =======        ======