Form 10-Q
period 2005-03-31
CENTURY BUSINESS SERVICES INC
filed 2005-05-10
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-25890

CENTURY BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2769024

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio	44131

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	216-447-9000

N/A

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	April 30, 2005

Par value $.01 per share	76,017,151

CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	MARCH 31,	DECEMBER 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,338	$5,291
Restricted cash	10,740	10,089
Accounts receivable, net	126,832	100,426
Notes receivable – current	1,208	1,377
Income taxes recoverable	—	7,146
Deferred income taxes – current	3,746	3,809
Other current assets	8,787	8,074
Assets of businesses held for sale	13,663	16,491

Current assets before funds held for clients	168,314	152,703

Funds held for clients	68,687	32,787

Total current assets	237,001	185,490

Property and equipment, net	37,067	36,569
Notes receivable – non-current	4,683	4,726
Deferred income taxes – non-current	7,368	6,543
Goodwill and other intangible assets, net	177,676	172,644
Assets of deferred compensation plan	6,973	4,285
Other assets	3,568	3,516

Total assets	$474,336	$413,773

LIABILITIES
Current liabilities:
Accounts payable	$22,020	$25,090
Income taxes payable	7,182	—
Accrued personnel costs	18,062	24,401
Other current liabilities	17,507	16,360
Liabilities of businesses held for sale	7,175	7,464

Current liabilities before client fund obligations	71,946	73,315

Client fund obligations	68,687	32,787

Total current liabilities	140,633	106,102

Bank debt	67,500	53,900
Liabilities of deferred compensation plan	6,973	4,285
Other non-current liabilities	4,347	2,989

Total liabilities	219,453	167,276

STOCKHOLDERS’ EQUITY
Common stock	967	964
Additional paid-in capital	445,201	444,584
Accumulated deficit	(105,250)	(113,387)
Treasury stock	(86,020)	(85,650)
Accumulated other comprehensive loss	(15)	(14)

Total stockholders’ equity	254,883	246,497

Total liabilities and stockholders’ equity	$474,336	$413,773

See the accompanying notes to the consolidated financial statements.

CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Revenue	$155,358	$144,802
Operating expenses	126,820	114,124

Gross margin	28,538	30,678

Corporate general and administrative expense	7,039	5,726
Depreciation and amortization expense	3,959	3,895

Operating income	17,540	21,057

Other income (expense):
Interest expense	(781)	(240)
Gain on sale of operations, net	—	384
Other income, net	558	531

Total other income (expense)	(223)	675

Income from continuing operations before income tax expense	17,317	21,732
Income tax expense	7,187	8,932

Income from continuing operations	10,130	12,800

Loss from operations of discontinued businesses, net of tax	(1,884)	(1,219)

Loss on disposal of discontinued businesses, net of tax	(109)	—

Net income	$8,137	$11,581

Earnings (loss) per share:
Basic:
Continuing operations	$0.13	$0.15
Discontinued operations	(0.02)	(0.01)

Net income	$0.11	$0.14

Diluted:
Continuing operations	$0.13	$0.15
Discontinued operations	(0.03)	(0.02)

Net income	$0.10	$0.13

Basic weighted average shares outstanding	75,738	85,437

Diluted weighted average shares outstanding	77,718	87,912

See the accompanying notes to the consolidated financial statements.

CENTURY BUSINESS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Cash flows from operating activities
Net income	$8,137	$11,581
Adjustments to reconcile net income to net cash used in operating activities:
Loss from operations of discontinued businesses	1,884	1,219
Loss on disposal of discontinued businesses	109	—
Gain on sale of operations	—	(384)
Bad debt expense, net of recoveries	1,100	1,364
Depreciation and amortization	3,959	3,895
Deferred income taxes	(762)	341
Stock awards	86	96
Changes in assets and liabilities, net of acquisitions and dispositions:
Restricted cash	(651)	523
Accounts receivable, net	(27,387)	(25,324)
Other assets	(3,599)	(3,697)
Accounts payable	(3,170)	(2,495)
Income taxes	14,386	7,984
Accrued expenses and other liabilities	(990)	(1,588)

Net cash used in continuing operations	(6,898)	(6,485)
Net cash provided by (used in) discontinued businesses	655	(1,094)

Net cash used in operating activities	(6,243)	(7,579)

Cash flows from investing activities:
Business acquisitions, net of cash acquired and contingent consideration earned	(7,595)	(670)
Cash proceeds from divested operations and client lists	—	526
Additions to property and equipment, net	(1,752)	(3,678)
Net decrease in notes receivable	212	70

Net cash used in investing activities	(9,135)	(3,752)

Cash flows from financing activities:
Proceeds from bank debt	87,000	62,900
Proceeds from notes payable	98	1,820
Payment of bank debt	(73,400)	(53,500)
Payment of notes payable and capitalized leases	(189)	(715)
Payment for acquisition of treasury stock	(370)	—
Proceeds from exercise of stock options and warrants	286	379

Net cash provided by financing activities	13,425	10,884

Net decrease in cash and cash equivalents	(1,953)	(447)
Cash and cash equivalents at beginning of year	5,291	3,791

Cash and cash equivalents at end of period	$3,338	$3,344

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of Century Business Services, Inc. and its consolidated subsidiaries (CBIZ) as of March 31, 2005, and December 31, 2004, and the results of their operations and cash flows for the three months ended March 31, 2005, and 2004. The results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s annual report on Form 10-K for the year ended December 31, 2004. Also, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of critical accounting policies.

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of CBIZ and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ. See further discussion under “Variable Interest Entities” below.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management’s estimates and assumptions include, but are not limited to, estimates of collectibility of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, accrued liabilities (such as incentive compensation), income taxes and other factors. Management’s estimates and assumptions are derived from and continually evaluated based upon available information, judgment and experience. However, actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the current year presentation. Reclassifications include: legal settlements (previously reported as other income (expense), net, which are now reported as corporate general and administrative expense), discontinued operations and certain other expenses that were reclassified between operating and corporate general and administrative expenses.

Operating Expenses

Operating expenses represent costs incurred by our business units, and consist primarily of personnel, occupancy and consolidation and integration related expenses. Personnel costs include base compensation, payroll taxes, and benefits, which are recognized as expense as they are incurred, and incentive compensation costs which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after our year-end results are finalized; thus, estimates are subject to change. Total personnel costs were $93.5 million and $84.1 million for the three months ended March 31, 2005 and 2004, respectively.

The largest components of occupancy costs are rent expense and utilities. Rent expense is recognized over respective lease terms, and utilities are recognized as incurred. Total occupancy costs were $8.9 million and $8.8 million for the three months ended March 31, 2005 and 2004, respectively.

Consolidation and integration charges are included in operating expenses, and are accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Accordingly, CBIZ recognizes a liability for non-cancellable lease obligations based upon the net present value of remaining lease payments, net of estimated sublease payments. The liability is determined and recognized as of the cease-use date. Adjustments to the liability are made for changes in estimates in the period in which the change becomes known. See further discussion in Note 6.

Funds Held for Clients and Client Fund Obligations

As part of our payroll and property tax management services, CBIZ is engaged in the preparation of payroll checks, federal, state, and local payroll tax returns, property tax payments and flexible spending account administration. In relation to these services, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. Funds that are collected before they are due are held in an account in CBIZ’s name and invested in short-term investment grade instruments with a maturity of twelve months or less from the date of purchase. These funds, which may include cash, cash equivalents and short-term investments, are segregated and reported separately as funds held for clients. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds. Funds held for clients and the related client fund obligations are included in the consolidated balance sheets as current assets and current liabilities, respectively. The amounts of collected but not yet remitted funds may vary significantly during the year.

Stock Based Awards

CBIZ accounts for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. CBIZ provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method had been applied in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Had the cost of stock option plans been determined based on the fair value of options at the grant date, CBIZ’s net income and earnings per share pro forma amounts would be as follows (in thousands, except per share data):

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Net income as reported	$8,137	$11,581

Fair value of stock-based compensation, net of tax(1)	(319)	(348)

Pro forma net income	$7,818	$11,233

Earnings per share:
Basic – as reported	$0.11	$0.14

Basic – pro forma	$0.10	$0.13

Diluted – as reported	$0.10	$0.13

Diluted – pro forma	$0.10	$0.13

(1) A tax rate of 40.0% was applied to the fair value of options in determining pro-forma net income for each of the quarters ended March 31, 2005 and 2004.

The above results may not be representative of the effects on net income for future periods, as the level of forfeitures on existing grants and the value and amount of new grants issued in future periods may vary.

Restricted stock awards are independent of option grants, and are granted at no cost to the recipients. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock. Shares granted under the plan cannot be sold, pledged, transferred or assigned during the vesting period, and awards are subject to forfeiture if employment terminates prior to the release of restrictions. Restricted stock awards are considered to be issued and outstanding shares of common stock from the date of grant. The market value of shares awarded is recorded as unearned compensation, and is expensed ratably over the period which restrictions lapse.

Variable Interest Entities

Effective January 1, 2004, CBIZ adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), as amended. In accordance with the provisions of the aforementioned standard, CBIZ has determined that its relationship with certain Certified Public Accounting (CPA) firms with whom we maintain administrative service agreements (ASAs), qualify as variable interest entities. The accompanying financial statements do not reflect the consolidation of the variable interest entities, as the impact is not material to the financial condition, results of operations or cash flows of CBIZ.

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

Refer to Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations included herewith for a more detailed discussion of our relationship with these CPA firms.

New Accounting Pronouncements

In November 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-13 “Applying the Conditions in Paragraph 42 of SFAS 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financial statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period greater than one year. CBIZ adopted the requirements of EITF No. 03-13 during the first quarter of 2005. The adoption did not have a material effect on CBIZ’s consolidated financial statements.

In October 2004, the EITF reached a consensus on Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (EITF 04-1). EITF 04-1 requires that a business combination between two parties that have a pre-existing relationship be treated as a multiple-element transaction with one element being the business combination and the other element being the settlement of the pre-existing relationship. The consensus applies to any business combinations consummated after October 13, 2004. The adoption of EITF 04-1 did not have a material effect on CBIZ’s consolidated financial statements.

2.	Accounts Receivable, Net

Accounts receivable balances at March 31, 2005 and December 31, 2004 were as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2005	2004
Trade accounts receivable	$92,238	$82,071
Unbilled revenue	41,044	24,394

Total accounts receivable	133,282	106,465
Less allowance for doubtful accounts	(6,450)	(6,039)

Accounts receivable, net	$126,832	$100,426

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2005 and December 31, 2004 were as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2005	2004
Goodwill	$160,719	$159,807

Intangibles:
Client lists	21,998	18,033
Other intangibles	1,414	972

Total intangibles	23,412	19,005

Total goodwill and other intangible assets	184,131	178,812
Less accumulated amortization	(6,455)	(6,168)

Goodwill and other intangible assets, net	$177,676	$172,644

Client lists are amortized over periods not exceeding ten years. Other intangibles, which consist primarily of non-compete agreements, are amortized over periods ranging from two to ten years. Amortization expense of client lists and other intangible assets was approximately $0.6 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.

4.	Bank Debt

Bank debt balances at March 31, 2005 and December 31, 2004 were as follows (in thousands, except percentages):

	MARCH 31,	DECEMBER 31,
	2005	2004
Bank debt:
Revolving credit facility	$67,500	$53,900

Weighted average rates (1)	4.64%	3.54%

Range of effective rates (1)	3.94%–6.38%	2.98%-5.25%

(1)	Rates are provided for the three months ended March 31, 2005, and the twelve months ended December 31, 2004, respectively.

CBIZ maintains a $100.0 million credit facility with Bank of America as agent bank for a group of five participating banks. The facility has a five year term expiring August 2009 and an option to increase the commitment to $125.0 million. The credit facility is secured by substantially all assets and capital stock of CBIZ and its subsidiaries. Management believes that the carrying amount of bank debt approximates its fair value, and CBIZ had approximately $9.8 million of available funds under the facility at March 31, 2005.

The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The facility was amended effective March 31, 2005 with respect to certain covenants. The amendment is filed as an exhibit to this Quarterly Report on Form 10-Q.

Under the facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin. Additionally, a commitment fee of 30 to 45 basis points is charged on the unused portion of the facility.

The facility is subject to certain financial covenants that may limit CBIZ’s ability to borrow up to the total commitment amount. Covenants require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. Limitations are also placed on CBIZ’s ability to acquire businesses, repurchase CBIZ common stock and to divest operations. As of March 31, 2005, CBIZ was in compliance with its covenants.

The bank agreement also places restrictions on CBIZ’s ability to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. According to the terms of the agreement, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. The agreement contains a provision that, in the event of a defined change in control, the agreement may be terminated.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of security deposits. Letters of credit under the credit facility were $2.4 million and $2.9 million as of March 31, 2005, and December 31, 2004, respectively. CBIZ also acted as guarantor on three letters of credit for a CPA firm with which it has an affiliation, which total $2.1 million and $1.3 million as of March 31, 2005, and December 31, 2004, respectively. In accordance with FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

5.	Contingencies

During the first quarter of 2005, the Company entered into a confidential settlement of a California employment case following an unexpected adverse jury verdict. Certain causes of action in the case were subject to insurance coverage, while other claims were not, resulting in the Company agreeing to make payments of $1.1 million, net of expected insurance proceeds. No further proceedings are expected in this matter.

During 2004, the Company entered into settlements to resolve the Heritage Bond Litigation, comprised of multiple lawsuits pending in the Central District of California arising from losses sustained by investors in numerous municipal bond offerings between December 1996 and March 1999. In those lawsuits, plaintiffs alleged numerous claims, including mismanagement and misappropriation of funds from the bond offerings, against unrelated parties, including the Heritage Entities and the trustee, U.S. Trust Corp. The Betker Action, CV 02-5752-DT (RCx), includes claims against two entities acquired by the Company, Valuation Counselors Group, Inc. (“VC”) and Zelenkofske, Axelrod & Co., Ltd. (“ZA”), for negligent misrepresentation and negligence, and for joint and several liability under California Corporations Code § 25504.2 (against VC only). In the Consolidated Class Action, 02-ML-1475-DT (RCx), the Court permitted plaintiffs to substitute CBIZ Valuation Group, Inc. (“CBIZ-VC”) in place of VC, and CBIZ Accounting, Tax & Advisory, Inc. (“CBIZ-ZA”) in place of ZA, as defendants. In addition, plaintiffs named Century Business Services, Inc. (“CBIZ”) itself as a defendant. CBIZ-VC and CBIZ-ZA are subsidiaries of CBIZ. That complaint includes claims against CBIZ, CBIZ-VC and CBIZ-ZA for negligence, and claims against CBIZ-VC and CBIZ-ZA for conspiracy to commit fraud, negligent misrepresentation and intentional misrepresentation. These claims have been pending since 2001 and relate to the provision of valuation and feasibility study services from 1996 through 1999. Throughout the course of this litigation, CBIZ has denied any and all allegations of intentional, negligent, or otherwise inappropriate action. Management believes that the settlements are fair, reasonable and adequate, and in the best interests of all parties concerned. The settlement of the Consolidated Class Action has been preliminarily approved by the Court, which also entered an order approving notice to the Class. The Class Settlement is conditioned upon, among other things, standard class action opt-out procedures, objections by litigants, the Court’s entry of a bar order and final judicial approval of the settlement by the Court after notice to the class. The settlement of the Betker Action has been approved by the Court and is subject to, among other things, the final entry of a bar order. Additional proceedings may be necessary as a consequence of any opt-out or objection that may occur. The resolution of these matters did not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

Consolidation and integration charges are comprised of expenses associated with CBIZ’s on-going efforts to consolidate operations and locations in fragmented markets to promote and strengthen cross-serving between various practice groups. These expenses result from individual actions in several markets and are not part of one company-wide program. Consolidation and integration charges include costs for moving facilities, non-cancelable lease obligations and severance obligations.

Consolidation and integration charges, which include non-cancelable lease obligations, adjustments to lease accruals based on sublease assumptions, severance obligations and other costs such as moving costs, were $2.0 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively. Significant consolidation and integration initiatives during the first quarter of 2005 included the consolidation of offices in the Denver market and the continuation of consolidation activities in the Chicago market, resulting in $0.5 million and $1.3 million in consolidation and integration charges, respectively. Consolidation and integration activity during the first quarter of 2004 included expenses related to consolidation activities in the Dallas market.

The consolidation and integration reserve balance as of December 31, 2004, and activity during the three-month period ended March 31, 2005, was as follows (in thousands):

Consolidation and
Integration
Reserve
Reserve balance at December 31, 2004	$3,410
Adjustments against income (1)	1,977
Payments	(582)

Reserve balance at March 31, 2005	$4,805

(1)	Adjustments against income are included in operating expenses in the accompanying consolidated statements of operations.

7.	Earnings Per Share

CBIZ presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of dilutive potential common shares (in thousands, except per share data).

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Numerator:
Net income	$8,137	$11,581

Denominator:
Basic
Weighted average common shares	75,738	85,437

Diluted
Options	1,949	2,474
Restricted stock awards	24	—
Contingent shares (1)	7	1

Total diluted weighted average common shares	77,718	87,912

Basic net income per share	$0.11	$0.14

Diluted net income per share	$0.10	$0.13

(1)	Contingent shares represent shares that will not be issued until future conditions have been met.

8.	Acquisitions

During the first quarter of 2005, CBIZ completed acquisitions of a registered investment firm in Cleveland, Ohio, an accounting and consulting practice in San Diego, California and a valuation business in Milwaukee, Wisconsin which is reported as part of our National Practices – Other segment. Aggregate consideration for the acquisitions consisted of approximately $6.2 million cash and 45,000 shares of restricted common stock (estimated stock value of $0.2 million at acquisition) paid at closing, and up to an additional $12.4 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue and earnings targets.

During the first quarter of 2004, CBIZ completed the acquisition of a benefits and insurance firm in Chicago, Illinois. Consideration consisted of approximately $0.5 million cash and 12,000 shares of restricted common stock (estimated stock value of $0.1 million at acquisition) paid at closing, and up to an additional $0.9 million (payable in cash and stock) which is contingent on the business meeting certain future revenue targets.

The operating results of these firms have been included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, client lists and non-compete agreements was allocated to goodwill. Acquisitions, including contingent consideration earned, resulted in increases to goodwill, client lists and other intangible assets during the three months ended March 31, 2005 and 2004 as follows (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Goodwill	$912	$503

Client lists	$4,265	$1,522

Other intangible assets	$486	$62

9.	Divestitures

During the first quarter of 2005, CBIZ closed an operation from the Accounting, Tax and Advisory practice group, and committed to the disposal of operations from the Benefits and Insurance and National Practices — Other practice groups. These operations qualified for treatment as discontinued businesses and are classified as such in the accompanying consolidated financial statements as further discussed in Note 11.

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

10.	Segment Disclosures

CBIZ’s business units have been aggregated into three practice groups: Accounting, Tax and Advisory Services, Benefits and Insurance and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services; similarity of the regulatory environment; the long-term performance of these units is affected by similar economic conditions; and the business is managed along these segment lines, which each report to a Practice Group Leader. The medical practice management unit, which reports under the National Practices group, exceeds the quantitative threshold of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for aggregation and therefore is reported as a separate segment.

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

Included in “Corporate and Other” are operating expenses that are not directly allocated to the business units. These expenses are primarily comprised of incentive compensation and consolidation and integration charges.

Certain amounts in the 2004 segment data have been reclassified to account for the transfer of certain operations from the Benefits and Insurance practice group to the Accounting, Tax and Advisory practice group in January, 2005. Segment information for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31, 2005
			National Practices
	Accounting,	Benefits	Medical
	Tax &	and	Practice		Corporate
	Advisory	Insurance	Mgmt.	Other	and Other	Total
Revenue	$79,430	$35,725	$23,174	$17,029	$—	$155,358
Operating expenses	55,838	29,840	19,628	15,905	5,609	126,820

Gross margin	23,592	5,885	3,546	1,124	(5,609)	28,538
Corporate general and admin	—	—	—	—	7,039	7,039
Depreciation & amortization	933	781	708	224	1,313	3,959

Operating income (loss)	22,659	5,104	2,838	900	(13,961)	17,540
Other income (expense):
Interest expense	(28)	(1)	—	—	(752)	(781)
Gain on sale of operations, net	—	—	—	—	—	—
Other income (expense), net	104	73	(1)	293	89	558

Total other income (expense)	76	72	(1)	293	(663)	(223)

Income (loss) from continuing operations before income tax expense	$22,735	$5,176	$2,837	$1,193	$(14,624)	$17,317

	THREE MONTHS ENDED MARCH 31, 2004
			National Practices
	Accounting,	Benefits	Medical
	Tax &	&	Practice		Corporate
	Advisory	Insurance	Mgmt.	Other	and Other	Total
Revenue	$70,557	$36,047	$20,540	$17,658	$—	$144,802
Operating expenses	49,058	28,542	17,397	15,515	3,612	114,124

Gross margin	21,499	7,505	3,143	2,143	(3,612)	30,678
Corporate general and admin	—	—	—	—	5,726	5,726
Depreciation & amortization	901	671	662	204	1,457	3,895

Operating income (loss)	20,598	6,834	2,481	1,939	(10,795)	21,057
Other income (expense):
Interest expense	(5)	(8)	—	—	(227)	(240)
Gain on sale of operations, net	—	—	—	—	384	384
Other income, net	177	44	—	150	160	531

Total other income	172	36	—	150	317	675

Income (loss) from continuing operations before income tax expense	$20,770	$6,870	$2,481	$2,089	$(10,478)	$21,732

11.	Discontinued Businesses

From time to time, CBIZ will divest (through sale or closure) business operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. During the first quarter of 2005, CBIZ committed to the disposal of a business unit from the Benefits and Insurance practice group and of certain operations from a business unit in the National Practices – Other practice group, both of which are classified as available for sale at March 31, 2005. In addition, CBIZ closed a business operation from the Accounting, Tax and Advisory practice group during the first quarter of 2005.

During the year ended December 31, 2004, CBIZ divested of three business operations that qualified for treatment as discontinued businesses. There were no businesses divested during the first quarter of 2004, and there were no businesses available for sale at December 31, 2004.

These business operations are reported as discontinued businesses and the net assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and loss from operations of discontinued businesses for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Revenue	$834	$3,176

Loss from operations of discontinued businesses, before income tax benefit	$(2,898)	$(1,838)
Income tax benefit	(1,014)	(619)

Loss from operations of discontinued businesses, net of tax	$(1,884)	$(1,219)

Loss on disposal of discontinued businesses for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Loss on disposal of discontinued businesses, before income tax benefit	$(167)	$—
Income tax benefit	(58)	—

Loss on disposal of discontinued businesses, net of tax	$(109)	$—

At March 31, 2005 and December 31, 2004, the assets and liabilities of business operations classified as discontinued businesses consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2005	2004
Assets:
Accounts receivable, net	$6,737	$9,342
Funds held for clients	5,319	5,450
Property and equipment, net	1,247	1,326
Deferred income taxes, net	250	250
Other assets	110	123

Assets of businesses held for sale	$13,663	$16,491

Liabilities:
Accounts payable	$566	$919
Accrued personnel costs	101	197
Client fund obligations	5,319	5,450
Other liabilities	1,189	898

Liabilities of businesses held for sale	$7,175	$7,464

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean Century Business Services, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at March 31, 2005 and December 31, 2004, and results of operations and cash flows for the three months ended March 31, 2005 and 2004, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

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

CBIZ’s business strategy is to grow in the professional business services industry by:

•	offering a wide array of infrastructure support services;

•	cross-serving these services to our existing customer base;

•	attracting new customers with our diverse business services offerings;

•	leveraging our practice area expertise across all our businesses; and

•	developing our core service offerings in target markets through selective acquisitions.

CBIZ seeks to strengthen its operations and customer service capabilities by making acquisitions in markets where it currently operates and where the prospects are favorable to increase its market share and become a more significant provider of a comprehensive range of business services. During the first quarter of 2005, CBIZ acquired three businesses, including a registered investment advisory firm in Cleveland, Ohio, an accounting and consulting practice in San Diego, California and a valuation firm in Milwaukee, Wisconsin.

As part of its strategy to promote and strengthen cross-serving, CBIZ consolidates operations and locations in fragmented markets. During the first quarter of 2005, CBIZ consolidated offices in the Denver market, and continued consolidation activities in the Chicago market.

CBIZ continually evaluates its business operations, and may from time to time sell or close operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. During the first quarter of 2005, CBIZ closed a business operation from the Accounting, Tax and Advisory practice group, and committed to the disposal of business operations from the Benefits and Insurance and National Practices – Other practice groups.

CBIZ believes that repurchasing shares of its common stock is a use of cash that provides value to stockholders. Accordingly, the Board of Directors approved a plan allowing CBIZ to repurchase up to 5.0 million shares of its common stock during 2005. During the first quarter of 2005, CBIZ repurchased approximately 90,000 shares of CBIZ common stock at a total cost of $0.4 million. The credit facility and net cash provided by CBIZ operations are utilized to fund share repurchases.

Due to seasonality in the Accounting, Tax and Advisory (ATA) and Benefits and Insurance (B&I) practices, a disproportionately large amount of CBIZ’s revenue is earned in the first half of the year. The ATA practice experiences heavy volume in the first four months of the year primarily as a result of accounting and tax services, and the B&I practice experiences seasonality with regards to the timing of supplemental bonuses from carriers. These revenue levels are supported by operating costs that are primarily fixed in nature, and thus result in higher operating margins in the first half of the year. The seasonality of our businesses also results in a net use of cash from operations in the first quarter of the year, followed by cash provided from operations in subsequent quarters. The impact on cash flow occurs as the majority of accounts receivable for services provided and billed to clients in the first four months of the year are not collected until the subsequent quarters.

Accounting, Tax and Advisory (ATA) Practice

A comprehensive description of the business services currently offered by CBIZ through its three practice groups is included in our Annual Report on Form 10-K for the year ended December 31, 2004. The following paragraphs provide a description of the services provided through our Accounting, Tax and Advisory (ATA) practice group.

Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and administrative service agreements (ASAs) with independent licensed Certified Public Accounting (CPA) firms under which audit and attest services may be provided to CBIZ’s clients by such CPA firms. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries.

Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and amounted to approximately $18.6 million and $15.9 million for the three months ended March 31, 2005 and 2004, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis.

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

Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements qualify as variable interest entities under FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. See further discussion in Note 1 of the accompanying consolidated financial statements.

Benefits and Insurance (B&I) Practice

CBIZ’s Benefits and Insurance Services group maintains relationships with some but not all insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals. These compensation arrangements are provided to CBIZ as a result of our performance and expertise by which products and services are provided to the client and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received during the year ended December 31, 2004 and during the quarter ended March 31, 2005, was less than 2.0% of consolidated CBIZ revenues for the respective periods.

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

Results of Operations – Continuing Operations

For the three months ended March 31, 2005 and 2004

Operating Practice Groups

CBIZ currently delivers products and services through three practice groups. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for an operation divested on March 1, 2005, revenue from the periods January 1 through February 28 is included in same-unit revenue for the first quarter of both years; revenue for the month of March, 2004 is reported as revenue from divested operations. Revenue from divested operations represents operations that did not meet the criteria for treatment as discontinued businesses.

Accounting, Tax and Advisory Services.

	2005	2004	Change
Revenue	(Dollars in thousands)
Same-unit	$73,776	$70,106	$3,670
Acquired businesses	5,654	—	5,654
Divested operations	—	451	(451)

Total revenue	$79,430	$70,557	$8,873

Percent of total CBIZ revenue	51.1%	48.7%
Operating expenses	55,838	49,058	6,780

Gross margin	$23,592	$21,499	$2,093

Gross margin percent	29.7%	30.5%	(0.8%)

Same-unit revenue for the three months ended March 31, 2005 increased by $3.7 million or 5.2% from the three months ended March 31, 2004. The growth in same-unit revenue was primarily due to an increase in the aggregate number of hours charged to clients for consulting, litigation support and Sarbanes-Oxley consulting and compliance services, combined with price increases for traditional accounting and tax services.

The growth in revenue from acquisitions was primarily from traditional accounting services and Sarbanes-Oxley consulting and compliance services provided by firms acquired in Denver, Colorado and San Diego, California. Divested operations represent one small unit that did not provide opportunity for growth and cross-serving capabilities.

The largest components of operating expenses for the ATA group are personnel costs, occupancy costs and professional service fees paid to third parties, representing 88.7% and 88.4% of total operating expenses for the three months ended March 31, 2005 and 2004, respectively. Personnel costs increased $5.1 million to 55.2% of revenue for the three months ended March 31, 2005, from 54.8% of revenue for the comparable period in 2004, primarily due to increases in staff to accommodate revenue growth, as well as annual increases in compensation rates for 2005. Acquisitions, net of divestitures, contributed $2.4 million of the $5.1 million increase in personnel costs. Occupancy costs are relatively fixed in nature, but have decreased as a percentage of revenue to 4.9% for the three months ended March 31, 2005 from 5.3% for the comparable period in 2004, primarily due to the increase in revenue previously discussed. Professional service fees paid to third parties increased $0.9 million to 2.3% percent of revenue for the three months ended March 31, 2005 from 1.3% for the same period a year ago, as the result of outsourced professional services utilized in conjunction with Sarbanes-Oxley consulting and compliance services provided to our clients.

Gross margin as a percent of revenue decreased by 0.8% for the three months ended March 31, 2005 from the comparable period in 2004, primarily due to the increase in personnel costs and professional service fees. Personnel costs continue to rise as a result of pricing pressures on compensation rates for qualified professionals. CBIZ expects gross margin as a percent of revenue for the remainder of 2005 to improve over 2004 levels; improvement is expected to result from better utilization of professionals during the second through fourth quarters of 2005.

Benefits and Insurance Services.

	2005	2004	Change
Revenue	(Dollars in thousands)
Same-unit	$34,526	$36,047	$(1,521)
Acquired businesses	1,199	—	1,199
Divested operations	—	—	—

Total revenue	$35,725	$36,047	$(322)

Percent of total CBIZ revenue	23.0%	24.9%
Operating expenses	29,840	28,542	1,298

Gross margin	$5,885	$7,505	$(1,620)

Gross margin percent	16.5%	20.8%	(4.3%)

Same-unit revenue for the three months ended March 31, 2005 decreased by $1.5 million or 4.2% from the three months ended March 31, 2004. The decline in same-unit revenue was primarily attributable to one national business unit that sold fewer policies in the first quarter of 2005 compared to the same period a year ago. This unit also recognized higher than normal commission revenue in the first quarter of 2004 as the result of a large number of policies that were transferred from one provider to another. The decline in same-unit revenue experienced by this unit was partially offset by continuing strength in our group health business.

The increase in revenue from acquired businesses pertains to a group benefits business in Owings Mills, Maryland and a registered investment advisory firm in Cleveland, Ohio.

The largest components of operating costs for the B&I group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 87.1% and 86.3% of total operating expenses for the first quarters of 2005 and 2004, respectively. Personnel costs increased as a percentage of revenue to 61.1% from 54.1%, primarily as a result of investments in sales and support personnel intended to promote organic growth. CBIZ expects the investments in sales personnel to result in margin improvement in future periods, after production levels have been established. Commissions paid to third party brokers have decreased as a percent of revenue to 6.0% from 8.2% for the three months ended March 31, 2005 and 2004, respectively, primarily due to the decline in revenues at the national business unit described above, as the majority of the unit’s revenues are generated by external brokers. Occupancy costs decreased to 5.7% of revenue for the quarter ended March 31, 2005 from 6.1% of revenue for the comparable period in 2004. The decrease in occupancy costs is primarily the result of ongoing consolidation and co-location activities.

Gross margin as a percent of revenue decreased by 4.3% for the three months ended March 31, 2005 from the comparable period in 2004, primarily as the result of the national business unit described above. Although fees paid to external brokers to generate new business are variable with revenue, compensation paid to internal support staff are relatively fixed, which results in an unfavorable impact to margins when revenue declines. CBIZ expects to recover the first quarter decline in subsequent quarters throughout 2005, and maintains a favorable outlook for the remainder of the year.

National Practices Services. The National Practices group contributed approximately $40.2 million and $38.2 million of revenue, or approximately 25.9% and 26.4% of CBIZ’s total revenue for the quarters ended March 31, 2005 and 2004, respectively. The medical practice management unit, which reports under the National Practices group, exceeds the quantitative threshold of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for aggregation and therefore is reported as a separate segment.

CBIZ Medical Management Professionals (CBIZ MMP).

	2005	2004	Change
Revenue	(Dollars in thousands)
Same-unit	$23,174	$20,540	$2,634
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$23,174	$20,540	$2,634

Percent of total CBIZ revenue	14.9%	14.2%
Operating expenses	19,628	17,397	2,231

Gross margin	$3,546	$3,143	$403

Gross margin percent	15.3%	15.3%	0.0%

CBIZ MMP grew revenue by $2.6 million, or 12.8%, for three months ended March 31, 2005 from the comparable period in 2004. Growth was attributable to new clients obtained in 2005, the maturation of clients obtained in 2004, and growth in revenue from existing clients.

The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 88.1% and 88.7% of total operating expenses for the quarters ended March 31, 2005 and 2004, respectively. Personnel costs increased by $1.5 million but decreased to 60.0% of revenue for the quarter ended March 31, 2005, from 60.3% of revenue for the quarter ended March 31, 2004. The increase in personnel costs was directly related to an increase in the number of client service staff employed by CBIZ MMP during 2005 compared to 2004, required to support the growth in revenue. Additionally, CBIZ MMP added personnel in compliance and technology to support the current infrastructure and to position the unit for continued growth in the future. The decrease in personnel costs as a percent of revenue was the result of the growth in revenue as previously discussed. Occupancy costs increased as a percentage of revenue to 7.2% for the first quarter of 2005 from 7.0% for the first quarter of 2004, primarily due to additional expenses incurred in response to overall growth experienced by the business.

Gross margin as a percent of revenue for the quarter ended March 31, 2005 was consistent with the comparable period in 2004. CBIZ MMP was able to maintain gross margin despite the increase in operating expenses, as a result of its 12.8% growth in revenue. CBIZ expects operating expenses to increase in 2005 over 2004 based on significant investments to upgrade CBIZ MMP’s operating system that will allow for future growth. As a result of these investments, gross margin is expected to remain consistent with 2004; however, gross margin as a percentage of revenue is expected to decline slightly throughout the remainder of 2005.

National Practices Services – Other.

	2005	2004	Change
Revenue	(Dollars in thousands)
Same-unit	$16,494	$17,658	$(1,164)
Acquired businesses	535	—	535
Divested operations	—	—	—

Total revenue	$17,029	$17,658	$(629)

Percent of total CBIZ revenue	11.0%	12.2%
Operating expenses	15,905	15,515	390

Gross margin	$1,124	$2,143	$(1,019)

Gross margin percent	6.6%	12.1%	(5.5%)

Same-unit revenue for the three months ended March 31, 2005 decreased by $1.2 million or 6.6% from the three months ended March 31, 2004. Of this decline, approximately $2.1 million was attributable to two transactions from our mergers and acquisitions business that closed during the first quarter 2004 and did not recur in 2005. Excluding the impact of these transactions, same-unit revenue grew by $0.9 million or 5.3%. This growth was due primarily to an increase in revenue at one of our technology businesses and our payroll processing unit. Growth in revenue experienced by our technology business was largely the result of certain client lists that were acquired during the fourth quarter 2004. The increase in revenue experienced by our payroll processing unit was achieved from sales to new clients and increased client satisfaction of existing clients (evidenced by lower than anticipated attrition rate).

Revenue from acquired businesses relates to a technology business located in Cleveland, Ohio, and a valuation business located in Milwaukee, Wisconsin.

The largest components of operating expenses for the National Practices Services – Other segment are personnel costs, direct costs and occupancy costs, representing 91.0% and 90.0% of total operating expenses in the first quarters of 2005 and 2004, respectively. Personnel costs, which are relatively fixed, increased to 69.1% of revenue for the three months ended March 31, 2005, from 63.9% of revenue for the three months ended March 31, 2004, primarily as a result of the decline in revenue previously discussed. Direct costs include product costs associated with hardware sales in the technology businesses, which increased to 10.0% of revenue for the three months ended March 31, 2005, from 8.4% of revenue for the comparable period in 2004. The increase in direct costs as a percent of revenue was the result of a larger portion of revenue being derived from product sales during the first quarter of 2005 than in the first quarter of 2004. As described above, growth in product sales was largely attributable to the acquisition of a business and certain client lists during 2004. Occupancy costs are typically fixed in nature and decreased as a percentage of revenue to 5.9% for the quarter ended March 31, 2005 from 6.7% for the quarter ended March 31, 2004. The decline in occupancy costs resulted from the shutdown of unprofitable facilities in the mergers and acquisition and valuation businesses in June 2004, as well as the closure of an unprofitable office in the valuation business during the first quarter of 2005.

The decline in gross margin as a percent of revenue for the three months ended March 31, 2005 from the three months ended March 31, 2004, was primarily the result of the two transactions from our mergers and acquisition business that occurred in the first quarter 2004 that did not recur in 2005. This decline was partially offset by improvements and operational efficiencies in the payroll and valuation businesses. Although the mergers and acquisition business is inherently unpredictable in nature, CBIZ expects gross margin for 2005 to be in line with 2004.

Revenue

Total revenue for the three months ended March 31, 2005 was $155.4 million as compared to $144.8 million for the three months ended March 31, 2004, representing an increase of $10.6 million, or 7.3%. The increase in revenue attributable to acquisitions completed subsequent to March 31, 2004 was $7.4 million, and was offset by a decrease in revenue of $0.4 million due to divestitures completed subsequent to March 31, 2004. For business units with comparable periods of operations for the three months ended March 31, 2005 and 2004, revenue increased $3.6 million or 2.5%. A more comprehensive analysis of revenues by practice group is discussed above.

Operating Expenses

Operating expenses increased to $126.8 million for the three-month period ended March 31, 2005, from $114.1 million for the comparable period in 2004, an increase of $12.7 million or 11.1%. As a percent of revenue, operating expenses (excluding consolidation and integration charges) were 80.3% and 78.6% for the three months ended March 31, 2005 and 2004, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 80.7% and 81.3% of total operating expenses and 65.9% and 64.1% of revenue for the three months ended March 31, 2005 and 2004, respectively. A more comprehensive analysis of operating expenses (excluding consolidation and integration charges) and their impact on gross margin is discussed by operating practice group, above.

Consolidation and integration charges are reported as operating expenses in the accompanying consolidated financial statements, and increased as a percent of revenue to 1.3% from 0.2% for the three months ended March 31, 2005 and 2004, respectively. The increase in consolidation and integration charges was due primarily to co-location activities in the Denver and Chicago markets during the first quarter of 2005.

Corporate general and administrative expenses increased to $7.0 million and 4.5% of revenue for the three months ended March 31, 2005, from $5.7 million and 4.0% of revenue for the comparable period in 2004. The increase in corporate general and administrative expenses was primarily the result of $1.1 million in expenses related the settlement of a litigation matter in the first quarter of 2005, as well as approximately $0.4 million in expenses related to Sarbanes-Oxley 404 compliance efforts.

Depreciation and amortization expense was $4.0 million and $3.9 million for the three months ended March 31, 2005, and 2004 respectively. As a percentage of total revenue, depreciation and amortization expense was 2.5% for the three months ended March 31, 2005, compared to 2.7% for the comparable period in 2004.

Interest expense increased to $0.8 million for the three months ended March 31, 2005, from $0.2 million for the comparable period in 2004, an increase of $0.5 million, or 225.4%. The increase in interest expense was the result of higher average debt and interest rates during the first quarter of 2005, of $60.9 million and 4.6%, compared to $19.1 million and 3.4% during the first quarter of 2004. Higher debt in the first quarter of 2005 compared to a year ago is primarily due to share repurchases and acquisitions. Debt is further discussed under “Liquidity and Capital Resources”.

Gain on sale of operations, net was $0.4 million for the three months ended March 31, 2004, and was related to the sale of an operation and a client list in the Accounting, Tax and Advisory practice group. There were no operations sold during the first quarter of 2005.

Other income was $0.6 million for the three months ended March 31, 2005, and $0.5 million for the comparable period in 2004. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ’s payroll business, income earned on assets held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. The increase in other income in the first quarter of 2005 over 2004 was primarily the result of higher interest earned on funds held for clients at CBIZ’s payroll business.

CBIZ recorded income tax expense from continuing operations of $7.2 million and $8.9 million for the three months ended March 31, 2005 and 2004, respectively. Income taxes were adjusted in the first quarter of 2005 based on an annual effective tax rate of 41.5% for 2005, compared to an annual effective tax rate of 41.1% for the comparable period in 2004. The effective tax rates for the three months ended March 31, 2005 and 2004 are generally in line with statutory federal and state tax rates.

Results of Operations – Discontinued Businesses

During the first quarter of 2005, CBIZ committed to the sale of a business unit from the Benefits and Insurance practice group and to the closure of certain operations from a business unit in the National Practices – Other practice group, both of which are classified as available for sale at March 31, 2005. In addition, CBIZ closed a business operation from the Accounting, Tax and Advisory practice group during the first quarter of 2005. During the year ended December 31, 2004, CBIZ divested of three business operations. There were no business divested during the first quarter of 2004, and there were no businesses available for sale at December 31, 2004.

These operations qualified for treatment as discontinued businesses, and have been classified as such in accordance with Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the net assets, liabilities, and results of operations of these businesses are reported separately in the consolidated financial statements included herewith. Based upon the sales proceeds and costs of closure, CBIZ recorded a loss on disposal of discontinued businesses, net of tax, of $0.1 million for the three months ended March 31, 2005, and expects to recognize a gain on the sale of the Benefits and Insurance business (previously discussed) by the end of 2005. Revenue associated with discontinued businesses for the three months ended March 31, 2005 and 2004, was $0.8 million and $3.2 million, respectively. The loss from operations of these discontinued businesses, net of tax, for the three months ended March 31, 2005 and 2004, was $1.9 million, and $1.2 million, respectively.

Financial Condition

Total assets were $474.3 million, total liabilities were $219.4 million and shareholders equity was $254.9 million as of March 31, 2005. Current assets of $237.0 million exceeded current liabilities of $140.6 million by $96.4 million.

Cash and cash equivalents decreased $2.0 million to $3.3 million at March 31, 2005 from December 31, 2004. Restricted cash was $10.7 million at March 31, 2005, an increase of $0.7 million from December 31, 2004. Restricted cash represents those funds held in connection with CBIZ’s NASD regulated operations and funds held in connection with the pass through of insurance premiums to the carrier. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net were $126.8 million at March 31, 2005, an increase of $26.4 million from December 31, 2004. Days sales outstanding (DSO) from continuing operations increased from 73 days at December 31, 2004 to 87 days at March 31, 2005. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. The increase in accounts receivable and DSO is attributed to the seasonal increase in first quarter revenue, namely tax services, generated by the ATA practice group, as well as acquisitions made during the first quarter of 2005.

Other current assets increased by $0.7 million at March 31, 2005 from December 31, 2004 as the result of an increase in prepaid expenses offset by a decrease in interest receivable. Prepaid expenses increased over December 31, 2004 as the result of timing; CBIZ prepays insurance and software maintenance costs in the first quarter and amortizes them over twelve months. The decrease in interest receivable relates to a tax refund that was received in February 2005, as further discussed below.

Income taxes recoverable at December 31, 2004 relates to a favorable tax position which was successfully resolved upon completion of the IRS examination of tax years 1998-2000. The tax refund was received in February 2005.

Funds held for clients fluctuate during the year based on the timing of cash receipts and related payments, and are further described in Note 1 to the accompanying consolidated financial statements.

Goodwill and other intangible assets, net of accumulated amortization, increased by $5.0 at March 31, 2005 from December 31, 2004. Acquisitions, including contingent consideration earned, resulted in a $5.6 million increase in intangible assets during the first quarter of 2005. In addition, intangible assets decreased by $0.6 million as a result of amortization expense.

Assets of the deferred compensation plan represent participant deferral accounts. The assets are held in a rabbi trust and are directly offset by liabilities of the plan, representing obligations due to the participants. Although the assets of the plan are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan, in the event that CBIZ became insolvent, the assets would be available to all unsecured general creditors. The plan is described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2004.

The accounts payable balance of $22.0 million at March 31, 2005 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs. Incentive compensation is described more fully under “Estimates of Incentive Compensation Costs and Effective Income Tax Rates”, below.

Other liabilities and accrued expenses (current and non-current) increased by $2.5 million at March 31, 2005 from December 31, 2004, primarily due to increases in consolidation and integration reserves for consolidation activities in the Denver and Chicago markets. Legal reserves also increased from December 31, 2004 due to the settlement of a litigation matter in the first quarter of 2005.

Income taxes payable of $7.2 million at March 31, 2005 represents our estimate of taxes due on current year income. At December 31, 2004, CBIZ recorded income taxes recoverable of $7.1 million, which is discussed in further detail above.

Bank debt for amounts due on CBIZ’s credit facility increased by $13.6 million to $67.5 million at March 31, 2005 from December 31, 2004. This increase was driven primarily by the seasonal cash flow trend that typically occurs in CBIZ’s first fiscal quarter, as described under “Executive Summary”, above. The increase in bank debt was also the result of acquisitions made during the first quarter of 2005.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions from professional services rendered to its clients. In addition, CBIZ supplements net operating cash with a senior secured credit facility. The $100.0 million facility carries an option to increase the commitment to $125.0 million and allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. The primary use of the credit facility is for working capital, expansion and continued improvement of new and existing service offerings, and business acquisitions. The facility has a five year term with an expiration date of August 2009. The credit facility is secured by substantially all assets and capital stock of CBIZ and its subsidiaries. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ was in compliance with its covenants as of March 31, 2005 and projects that it will remain in compliance during 2005. The facility was amended effective March 31, 2005 with respect to certain covenants; the amendment is filed as an exhibit to this Quarterly Report on Form 10-Q.

At March 31, 2005, CBIZ had $67.5 million outstanding under its credit facility, and $4.5 million in letters of credit outstanding. Available funds under the facility based on the terms of the commitment were approximately $9.8 million at March 31, 2005. Management believes the available funds from the credit facility, along with cash generated from operations provides CBIZ the financial resources needed to meet business requirements for the next twelve months, including capital expenditures, working capital requirements, and strategic investments. See additional discussion in Note 4 to CBIZ’s consolidated financial statements included herewith.

CBIZ may also obtain funding by offering securities or debt, through the public markets or private markets. CBIZ currently has a number of shelf registrations active, under which it can offer such securities. See our Annual Report on Form 10-K for the year ended December 31, 2004 for a description of the aforementioned registration filings.

Sources and Uses of Cash

Cash used in operating activities represents net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Accounting, Tax and Advisory practice group. During the first quarter of 2005, net cash used in continuing operations was $6.9 million, compared to $6.5 million for the first quarter of 2004.

Cash flows from investing activities consist primarily of payments toward capital expenditures and business acquisitions, proceeds from divested operations and the collection of notes receivable. CBIZ used $9.1 million in net cash for investing activities during the first quarter of 2005, compared to $3.8 million for the comparable period in 2004. Investing uses of cash during the first quarter of 2005 included: $7.6 million of net cash used towards business acquisitions, and $1.8 million for capital expenditures (net), offset by $0.2 million in net collections on notes receivable. Investing uses of cash during the first quarter of 2004 included: $0.7 million of net cash used towards business acquisitions and $3.7 for capital expenditures (net), offset by $0.5 million in proceeds from divested operations and $0.1 million in net collections on notes receivable. Capital expenditures primarily consisted of leasehold improvements and equipment in connection with the consolidation of certain offices, and IT capital to support future growth.

Cash flows from financing activities consist primarily of repurchases of common stock, net borrowing activity from the credit facility, net borrowing and payment activity toward notes payable and capitalized leases, and proceeds from the exercise of stock options. Net cash provided by financing activities during the first quarter of 2005 was $13.4 million compared to $10.9 million for the comparable period in 2004. Financing sources of cash during the first quarter of 2005 included: $13.6 million in net proceeds from the credit facility and $0.3 million from the exercise of stock options, offset by $0.4 million in cash used to purchase shares of CBIZ common stock and $0.1 million in net payments toward notes payable and capitalized leases. During the first quarter of 2004, financing sources of cash included $9.4 million in net proceeds from the credit facility, $0.4 million from the exercise of stock options and $1.1 million in net proceeds from notes payable.

CBIZ’s aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
On-Balance Sheet
Bank debt	$67,500	$—	$—	$—	$—	$67,500	$—
Notes payable and capitalized leases	4,683	2,621	756	541	710	55	—
Non-cancelable operating lease obligations	202,325	24,103	28,015	24,879	22,220	18,664	84,444
Restructuring lease obligations(1)	9,114	2,104	2,439	2,112	1,440	719	300
Off-Balance Sheet
Letters of credit	2,363	36	1,415	—	—	—	912
Performance guarantees for non- consolidated affiliates	2,064	1,160	500	404	—	—	—

Total	$288,049	$30,024	$33,125	$27,936	$24,370	$86,938	$85,656

(1)	Does not include cash received for subleases.

Off-Balance Sheet Arrangements

CBIZ maintains administrative service agreements with independent CPA firms (as described more fully under “Accounting, Tax, and Advisory (ATA) Practice”, above), which qualify as variable interest entities under FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” as amended. The impact to CBIZ of this accounting pronouncement is not material to the financial condition, results of operations or cash flows of CBIZ, and is further discussed in Note 1 of the consolidated financial statements included herewith.

CBIZ provided guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative services agreement. Potential obligations under the guarantees totaled $2.1 million and $1.3 million at March 31, 2005 and December 31, 2004, respectively. CBIZ expects the guarantees to expire without the need to advance any cash. In accordance with FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others“, as amended, CBIZ has recognized a liability for the fair value of the obligation undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of security deposits. Letters of credit under our facility at March 31, 2005 and December 31, 2004 were $2.4 million and $2.9 million, respectively.

CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to such matters as title to assets sold and certain tax matters. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2005, we were not aware of any indemnification agreements that would require material payments.

Interest Rate Risk Management

CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. During the three months ended March 31, 2005 and the twelve months ended December 31, 2004, management did not utilize interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

Critical Accounting Policies

The policies discussed below are considered by management to be critical to the understanding of CBIZ’s consolidated financial statements because their application places significant demand on management’s judgment, and financial reporting results rely on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that estimates may require adjustment if future events develop differently than forecasted.

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

Certain of our client arrangements encompass multiple deliverables. CBIZ accounts for these arrangements in accordance with Emerging Issues Task Force No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). If the deliverables meet the criteria in EITF 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. Revenue for each unit is recognized separately in accordance with CBIZ’s revenue recognition policy for each unit. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and evaluated for appropriate accounting treatment based upon the underlying facts and circumstances.

Accounting, Tax and Advisory Services — Revenue consists primarily of fees for accounting services, preparation of tax returns and consulting services including Sarbanes-Oxley consulting and compliance projects. Revenues are recorded in the period in which services are provided and meet revenue recognition criteria in accordance with SAB 104. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

Through one of its ATA units, CBIZ provides flexible benefits administration services to clients, grants access of its proprietary software to third parties, and provides hosting to these parties. Revenue associated with set up and license fees related to our flexible benefits services are deferred and recognized pro rata over the life of the contract.

Benefits & Insurance — Revenue consists primarily of brokerage and agency commissions, and fee income for administering health and retirement plans. A description of the revenue recognition, based on the insurance product and billing arrangement, is described below:

•	Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured’s (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly

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

•	Supplemental commissions, which are based upon certain performance targets, are recognized at the earlier of notification that the target has been achieved, or cash collection.

•	Fee income is recognized in the period in which services are provided, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.

National Practices — The business units that comprise this practice group offer a variety of services. A description of revenue recognition associated with the primary services is provided below:

•	Mergers & Acquisitions and Capital Advisory — Revenue associated with non-refundable retainers is recognized on a pro rata basis over the life of the engagement. Revenue associated with success fee transactions is recognized when the transaction is completed.

•	Technology Consulting — Revenue associated with hardware and software sales is recognized upon delivery and acceptance of the product. Revenue associated with installation and service agreements is recognized as services are performed. Consulting revenue is recognized on an hourly or per diem fee basis as services are performed.

•	Valuation and Property Tax — Revenue associated with retainer contracts is recognized on a pro rata basis over the life of the contract, which is generally twelve months. Revenue associated with contingency arrangements is recognized once written notification is received from an outside third party (e.g., assessor in the case of a property tax engagement) acknowledging that the contingency has been resolved.

•	Medical Management Group — Fees for services are primarily based on a percentage of net collections on our clients’ patient accounts receivable. As such, revenue is determinable, earned, and recognized, when payments are received on our clients’ patient accounts.

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

Valuation of Goodwill

CBIZ utilizes the purchase method of accounting for all business combinations in accordance with Statement of Financial Accounting Standard No., 141, “Business Combinations” (SFAS 141). Intangible assets, which include client lists and non-compete agreements, are amortized principally by the straight-line method over their expected period of benefit, not to exceed ten years.

In accordance with the provisions of SFAS 142, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no goodwill impairment during the three months ended March 31, 2005 or 2004.

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

Other Significant Policies

Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to understanding the consolidated financial statements. Those policies are described in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

New Accounting Pronouncements

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). Under FAS 123R, registrants are required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule allows companies to implement FAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. As permitted by the Commission’s new rule, CBIZ will adopt the provisions of FAS 123R effective January 1, 2006. FAS 123R is discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2004.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for CBIZ no later than December 31, 2005. The adoption of FIN 47 is not expected to have a material impact on the financial position, results of operations or cash flows of CBIZ.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Quarterly Report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to, CBIZ’s ability to adequately manage its growth; CBIZ’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; and changes in governmental regulation and tax laws affecting its operations. Consequently, no forward-looking statement can be guaranteed.

A more detailed description of risks and uncertainties may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2004. CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America, would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at March 31, 2005, interest expense would increase or decrease by approximately $0.7 million annually.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of our Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CBIZ have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We have expended extensive internal and external resources to document and test our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. The report of our management regarding internal control over financial reporting and the attestation report of our independent registered public accounting firm are included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in providing reasonable assurance that material information required to be disclosed by us in the reports that we file or submit under the Exchange act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Other than disclosed above, there were no changes in our Internal Controls that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

During the first quarter of 2005, the Company entered into a confidential settlement of a California employment case following an unexpected adverse jury verdict. Certain causes of action in the case were subject to insurance coverage, while other claims were not, resulting in the Company agreeing to make payments of $1.1 million, net of expected insurance proceeds. No further proceedings are expected in this matter.

During 2004, the Company entered into settlements to resolve the Heritage Bond Litigation, comprised of multiple lawsuits pending in the Central District of California arising from losses sustained by investors in numerous municipal bond offerings between December 1996 and March 1999. In those lawsuits, plaintiffs alleged numerous claims, including mismanagement and misappropriation of funds from the bond offerings, against unrelated parties, including the Heritage Entities and the trustee, U.S. Trust Corp. The Betker Action, CV 02-5752-DT (RCx), includes claims against two entities acquired by the Company, Valuation Counselors Group, Inc. (“VC”) and Zelenkofske, Axelrod & Co., Ltd. (“ZA”), for negligent misrepresentation and negligence, and for joint and several liability under California Corporations Code § 25504.2 (against VC only). In the Consolidated Class Action, 02-ML-1475-DT (RCx), the Court permitted plaintiffs to substitute CBIZ Valuation Group, Inc. (“CBIZ-VC”) in place of VC, and CBIZ Accounting, Tax & Advisory, Inc. (“CBIZ-ZA”) in place of ZA, as defendants. In addition, plaintiffs named Century Business Services, Inc. (“CBIZ”) itself as a defendant. CBIZ-VC and CBIZ-ZA are subsidiaries of CBIZ. That complaint includes claims against CBIZ, CBIZ-VC and CBIZ-ZA for negligence, and claims against CBIZ-VC and CBIZ-ZA for conspiracy to commit fraud, negligent misrepresentation and intentional misrepresentation. These claims have been pending since 2001 and relate to the provision of valuation and feasibility study services from 1996 through 1999. Throughout the course of this litigation, CBIZ has denied any and all allegations of intentional, negligent, or otherwise inappropriate action. Management believes that the settlements are fair, reasonable and adequate, and in the best interests of all parties concerned. The settlement of the Consolidated Class Action has been preliminarily approved by the Court, which also entered an order approving notice to the Class. The Class Settlement is conditioned upon, among other things, standard class action opt-out procedures, objections by litigants, the Court’s entry of a bar order and final judicial approval of the settlement by the Court after notice to the class. The settlement of the Betker Action has been approved by the Court and is subject to, among other things, the final entry of a bar order. Additional proceedings may be necessary as a consequence of any opt-out or objection that may occur. The resolution of these matters did not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	On January 1, 2005, in connection with the acquisition of Gallery Asset Management, Inc., CBIZ paid cash and issued 44,843 shares of common stock in exchange for substantially all of the assets of Gallery Asset Management, Inc.

(e)	On February 10, 2005, CBIZ’s Board of Directors authorized the share repurchase of up to 5.0 million shares of CBIZ common stock. The plan expires December 31, 2005, and CBIZ does not intend to terminate the plan prior to its expiration. Stock repurchase activity during the three months ended March 31, 2005 is summarized in the table below (in thousands, except per share data).

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total	Average	Purchased as	May Yet Be
	Number of	Price	Part of Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share(1)	Plan	Plan

January 1 – January 31, 2005 (2)	—	$—	—	5,000
February 1 – February 28, 2005 (2)	—	$—	—	5,000
March 1 – March 31, 2005 (2)	90	$4.09	90	4,910

Total first quarter purchases	90	$4.09	90

(1) Average price paid per share includes fees and commissions.

(2) Open market repurchases.

See Note 4 to the accompanying consolidated financial statements for a description of working capital restrictions and limitations upon the payment of dividends.

Item 5. Other Information

CBIZ amended its credit agreement effective March 31, 2005. The amendment is filed as an exhibit to this Quarterly Report on Form 10-Q as listed below.

Item 6. Exhibits

(a)	Exhibits

10.13	Amendment No. 1 to Amended and Restated Credit Agreement effective March 31, 2005 among Century Business Services, Inc. and each of the Guarantors.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were furnished during the three months ended March 31, 2005:

On February 15, 2005, CBIZ furnished a current report on Form 8-K to announce that its Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ’s outstanding common stock during 2005.

On March 1, 2005, CBIZ furnished a current report on Form 8-K to provide investors with its financial results for the year ended December 31, 2004, as released to the public and discussed on a conference call on February 23, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Business Services, Inc.

(Registrant)

Date:	May 10, 2005	By:	/s/ Ware H. Grove

Ware H. Grove
Chief Financial Officer