Form 10-Q
period 2005-06-30
CENTURY BUSINESS SERVICES INC
filed 2005-08-09
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-25890
CBIZ, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2769024

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio	44131

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) 216-447-9000

Century Business Services, Inc.

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	July 31, 2005
Par value $.01 per share	74,075,714

CBIZ, INC. AND SUBSIDIARIES

			Page
PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements

		Consolidated Balance Sheets – June 30, 2005 and December 31, 2004	3

		Consolidated Statements of Operations – Three and Six Months Ended June 30, 2005 and 2004	4

		Consolidated Statements of Cash Flows – Six Months Ended June 30, 2005 and 2004	5

		Notes to the Consolidated Financial Statements	6-17

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-37

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION :

	Item 1.	Legal Proceedings	39

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

	Item 4.	Submission of Matters to a Vote of Security Holders	40

	Item 6.	Exhibits	40

	Signature		40

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	JUNE 30,	DECEMBER 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,506	$5,291
Restricted cash	10,782	10,089
Accounts receivable, net	114,248	100,426
Notes receivable – current	1,250	1,377
Income taxes recoverable	—	7,146
Deferred income taxes — current	3,919	3,809
Other current assets	7,726	8,074
Assets of businesses held for sale	10,721	16,491

Current assets before funds held for clients	152,152	152,703
Funds held for clients	57,725	32,787

Total current assets	209,877	185,490
Property and equipment, net	35,845	36,569
Notes receivable – non-current	3,714	4,726
Deferred income taxes – non-current	8,147	6,543
Goodwill and other intangible assets, net	178,768	172,644
Assets of deferred compensation plan	7,898	4,285
Other assets	3,817	3,516

Total assets	$448,066	$413,773

LIABILITIES
Current liabilities:
Accounts payable	$25,477	$25,090
Income taxes payable	2,099	—
Accrued personnel costs	25,733	24,401
Other current liabilities	15,900	16,360
Liabilities of businesses held for sale	6,667	7,464

Current liabilities before client fund obligations	75,876	73,315
Client fund obligations	57,725	32,787

Total current liabilities	133,601	106,102
Bank debt	50,250	53,900
Liabilities of deferred compensation plan	7,898	4,285
Other non-current liabilities	4,328	2,989

Total liabilities	196,077	167,276

STOCKHOLDERS’ EQUITY
Common stock	970	964
Additional paid-in capital	446,185	444,584
Accumulated deficit	(101,924)	(113,387)
Treasury stock	(93,227)	(85,650)
Accumulated other comprehensive loss	(15)	(14)

Total stockholders’ equity	251,989	246,497

Total liabilities and stockholders’ equity	$448,066	$413,773

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2005	2004	2005	2004

Revenue	$139,635	$123,920	$294,993	$268,722
Operating expenses	121,482	109,151	248,918	223,275

Gross margin	18,153	14,769	46,075	45,447

Corporate general and administrative expense	7,449	6,023	13,872	11,749
Depreciation and amortization expense	3,828	4,072	7,787	7,967

Operating income	6,876	4,674	24,416	25,731

Other income (expense):
Interest expense	(845)	(429)	(1,626)	(669)
Gain on sale of operations, net	—	534	—	918
Other income, net	999	292	1,557	823

Total other income (expense), net	154	397	(69)	1,072

Income from continuing operations before income tax expense	7,030	5,071	24,347	26,803

Income tax expense	2,577	1,685	9,764	10,617

Income from continuing operations	4,453	3,386	14,583	16,186

Loss from operations of discontinued businesses, net of tax	(1,127)	(1,004)	(3,011)	(2,223)

Loss on disposal of discontinued businesses, net of tax	—	—	(109)	—

Net income	$3,326	$2,382	$11,463	$13,963

Earnings per share:

Basic:
Continuing operations	$0.06	$0.04	$0.19	$0.20
Discontinued operations	(0.02)	(0.01)	(0.04)	(0.03)

Net income	$0.04	$0.03	$0.15	$0.17

Diluted:
Continuing operations	$0.06	$0.04	$0.19	$0.19
Discontinued operations	(0.02)	(0.01)	(0.04)	(0.02)

Net income	$0.04	$0.03	$0.15	$0.17

Basic weighted average shares outstanding	75,175	77,885	75,455	81,661

Diluted weighted average shares outstanding	76,947	80,150	77,338	84,038

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
Cash flows from operating activities
Net income	$11,463	$13,963

Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations of discontinued businesses, net of tax	3,011	2,223
Loss on disposal of discontinued businesses, net of tax	109	—
Gain on sale of operations, net	—	(918)
Bad debt expense, net of recoveries	2,574	2,375
Depreciation and amortization expense	7,787	7,967
Deferred income taxes	(1,714)	41
Stock awards	237	148
Changes in assets and liabilities, net of acquisitions and dispositions:
Restricted cash	(693)	(1,660)
Accounts receivable, net	(16,270)	(15,821)
Other assets	(3,726)	(5,833)
Accounts payable	287	409
Income taxes	9,303	4,553
Accrued expenses and other liabilities	5,575	2,180

Net cash provided by continuing operations	17,943	9,627
Net cash provided by discontinued businesses	1,962	827

Net cash provided by operating activities	19,905	10,454

Cash flows from investing activities:
Business acquisitions, net of cash acquired and contingent consideration earned	(8,713)	(3,300)
Cash proceeds from divested operations and client lists	—	3,029
Additions to property and equipment, net	(3,323)	(4,108)
Net decrease in notes receivable	1,139	1,111

Net cash used in investing activities	(10,897)	(3,268)

Cash flows from financing activities:
Proceeds from bank debt	132,900	152,575
Proceeds from notes payable	98	366
Payment of bank debt	(136,550)	(119,750)
Payment of notes payable and capitalized leases	(450)	(795)
Payment for acquisition of treasury stock	(7,577)	(39,773)
Proceeds from exercise of stock options	786	662

Net cash used in financing activities	(10,793)	(6,715)

Net (decrease) increase in cash and cash equivalents	(1,785)	471
Cash and cash equivalents at beginning of year	5,291	3,791

Cash and cash equivalents at end of period	$3,506	$4,262

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (CBIZ) as of June 30, 2005, and December 31, 2004, and the results of their operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005, and 2004. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s annual report on Form 10-K for the year ended December 31, 2004. Also, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of critical accounting policies.

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

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the current year presentation. Reclassifications include but may not be limited to: legal settlements (previously reported as other income (expense), net, which are now reported as corporate general and administrative expense), discontinued operations and certain other expenses that were reclassified between operating and corporate general and administrative expenses.

Operating Expenses

Operating expenses represent costs incurred by the business units, and consist primarily of personnel, occupancy and consolidation and integration related expenses. Personnel costs include base compensation, payroll taxes, and benefits, which are recognized as expense as they are incurred, and incentive compensation costs which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after our year-end results are finalized; thus, estimates are subject to change. Total personnel costs were $87.8 million and $79.3 million for the three months ended June 30, 2005 and 2004 and $181.9 million and $163.4 million for the six months ended June 30, 2005 and 2004, respectively.

The largest components of occupancy costs are rent expense and utilities. Rent expense is recognized over respective lease terms, and utilities are recognized as incurred. Total occupancy costs were $8.9 million and $8.6 million for the three months ended June 30, 2005 and 2004 and $17.8 million and $17.3 million for the six months ended June 30, 2005 and 2004, respectively.

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

Stock Based Awards

CBIZ accounts for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. CBIZ provides pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants as if the fair-value-based method had been applied in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Had the cost of stock option plans been determined based on the fair value of options at the grant date, CBIZ’s net income and earnings per share pro-forma amounts would be as follows (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Net income as reported	$3,326	$2,382	$11,463	$13,963

Fair value of stock-based compensation, net of tax(1)	(252)	(358)	(572)	(707)

Pro-forma net income	$3,074	$2,024	$10,891	$13,256

Earnings per share:
Basic – as reported	$0.04	$0.03	$0.15	$0.17

Basic – pro-forma	$0.04	$0.03	$0.14	$0.16

Diluted – as reported	$0.04	$0.03	$0.15	$0.17

Diluted – pro-forma	$0.04	$0.03	$0.14	$0.16

(1)	A tax rate of 40.0% was applied to the fair value of options in determining pro-forma net income for the three and six months ended June 30, 2005 and 2004.

The above results may not be representative of the effects on net income for future periods, as the level of forfeitures on existing grants and the value and amount of new grants issued in future periods may vary.
Restricted stock awards are independent of option grants, and are granted at no cost to the recipients. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock. Shares granted under the plan cannot be sold, pledged, transferred or assigned during the vesting period, and awards are subject to forfeiture if employment terminates prior to the release of restrictions. Restricted stock awards are considered to be issued and outstanding shares of common stock from the date of grant. The market value of shares awarded is recorded as unearned compensation, and is expensed ratably over the period which the restrictions lapse.
Variable Interest Entities
Effective January 1, 2004, CBIZ adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46), as amended. In accordance with the provisions of the aforementioned standard, CBIZ has determined that its relationship with certain Certified Public Accounting (CPA) firms with whom we maintain administrative service agreements (ASAs) qualify as variable interest entities. The accompanying financial statements do not reflect the consolidation of the variable interest entities, as the impact is not material to the financial condition, results of operations or cash flows of CBIZ.
The CPA firms with which CBIZ maintains administrative service agreements operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the ASAs nor the providing of services thereunder is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and CBIZ does not believe that its arrangements with these CPA firms result in additional risk of loss.
Fees earned by CBIZ under the ASAs are recorded as revenue in the consolidated statements of operations. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis. Although the administrative service agreements do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks.
Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herewith for a more detailed discussion of our relationship with these CPA firms.
New Accounting Pronouncements
In November 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-13 “Applying the Conditions in Paragraph 42 of SFAS 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financial statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period greater than one year. EITF 03-13 also provides guidance on how an ongoing entity should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity, and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. CBIZ adopted the requirements of EITF No. 03-13 during the first quarter of 2005. The adoption of EITF 03-13 did not have a material effect on CBIZ’s consolidated financial statements.
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
2.	Accounts Receivable, Net

Accounts receivable balances at June 30, 2005 and December 31, 2004 were as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2005	2004
Trade accounts receivable	$94,624	$82,071
Unbilled revenue	26,261	24,394

Total accounts receivable	120,885	106,465
Allowance for doubtful accounts	(6,637)	(6,039)

Accounts receivable, net	$114,248	$100,426

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at June 30, 2005 and December 31, 2004 were as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2005	2004
Goodwill	$161,645	$159,807

Intangibles:
Client lists	22,701	18,033
Other intangibles	1,486	972

Total intangibles	24,187	19,005

Total goodwill and other intangible assets	185,832	178,812
Accumulated amortization	(7,064)	(6,168)

Goodwill and other intangible assets, net	$178,768	$172,644

Client lists are amortized over periods not exceeding ten years. Other intangibles, which consist primarily of non-compete agreements, are amortized over periods ranging from two to ten years. Amortization expense of client lists and other intangible assets was approximately $0.7 million and $0.4 million for the three months ended June 30, 2005 and 2004, and $1.3 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively.

4.	Bank Debt

Bank debt balances at June 30, 2005 and December 31, 2004 were as follows (in thousands, except percentages):

	JUNE 30,	DECEMBER 31,
	2005	2004
Bank debt:
Revolving credit facility	$50,250	$53,900

Weighted average rates (1)	4.99%	3.54%

Range of effective rates (1)	3.94% - 6.38%	2.98% - 5.25%

(1)	Rates are provided for the six months ended June 30, 2005, and the twelve months ended December 31, 2004, respectively.
CBIZ maintains a $100.0 million credit facility with Bank of America as agent bank for a group of five participating banks. The facility has a five year term expiring August 2009 and an option to increase the commitment to $125.0 million. The credit facility is secured by substantially all assets of CBIZ, as well as the capital stock of its subsidiaries. Management believes that the carrying amount of bank debt approximates its fair value, and CBIZ had approximately $27.1 million of available funds under the facility at June 30, 2005.
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
The facility is subject to certain financial covenants that may limit CBIZ’s ability to borrow up to the total commitment amount. Covenants require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. Limitations are also placed on CBIZ’s ability to acquire businesses, repurchase CBIZ common stock and to divest operations. As of June 30, 2005, CBIZ believes it was in compliance with its covenants.
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
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of security deposits, which totaled $2.1 million and $2.9 million as of June 30, 2005, and December 31, 2004, respectively. CBIZ also acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.2 million and $1.3 million as of June 30, 2005, and December 31, 2004, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.
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

Consolidation and integration charges, which include non-cancelable lease obligations, adjustments to lease accruals based on changes in sublease assumptions, severance obligations and other costs such as moving costs, were $0.8 million and $0.7 million for the three months ended June 30, 2005 and 2004 and $2.8 million and $1.0 million for the six months ended June 30, 2005 and 2004, respectively. Significant consolidation and integration initiatives during the first six months of 2005 included the consolidation of offices in the Denver market and the continuation of consolidation activities in the Chicago market, resulting in $0.6 million and $1.2 million in consolidation and integration charges, respectively. There were no significant consolidation activities during the first six months of 2004.

The consolidation and integration reserve balance as of December 31, 2004, and activity during the six-month period ended June 30, 2005, were as follows (in thousands):

Consolidation and
Integration Reserve
Reserve balance at December 31, 2004	$3,410
Adjustments against income (1)	2,802
Payments	(2,068)

Reserve balance at June 30, 2005	$4,144

(1)	Adjustments against income are included in operating expenses in the accompanying consolidated statements of operations.
7.	Earnings Per Share

CBIZ presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of dilutive potential common shares (in thousands, except per share data).

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Numerator:
Net income	$3,326	$2,382	$11,463	$13,963

Denominator:
Basic
Weighted average common shares	75,175	77,885	75,455	81,661

Diluted
Options	1,734	2,255	1,845	2,370
Restricted stock awards	36	8	36	6
Contingent shares (1)	2	2	2	1

Total diluted weighted average common shares	76,947	80,150	77,338	84,038

Basic net income per share	$0.04	$0.03	$0.15	$0.17

Diluted net income per share	$0.04	$0.03	$0.15	$0.17

(1)	Contingent shares represent shares that will not be issued until future conditions have been met.

8.	Acquisitions

During the six months ended June 30, 2005, CBIZ completed acquisitions of a registered investment firm in Cleveland, Ohio, an accounting and consulting practice in San Diego, California, the client list of an accounting and consulting practice in Philadelphia, Pennsylvania, and a valuation business in Milwaukee, Wisconsin which is reported as part of our National Practices – Other segment. Aggregate consideration for the acquisitions consisted of approximately $6.6 million cash, $0.4 million in notes receivable and 45,000 shares of restricted common stock (estimated stock value of $0.2 million at acquisition) paid at closing, and up to an additional $12.8 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue and earnings targets.

During the six months ended June 30, 2004, CBIZ completed the acquisition of a benefits and insurance firm in Chicago, Illinois, an accounting tax and advisory firm in Denver, Colorado, and a technology firm in Cleveland, Ohio which is reported as part of our National Practices – Other segment. Consideration consisted of approximately $2.9 million cash and 136,000 shares of restricted common stock (estimated stock value of $0.6 million at acquisition) paid at closing, and up to an additional $5.7 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue and earnings targets.

The operating results of these firms have been included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, client lists and non-compete agreements was allocated to goodwill. Acquisitions, including contingent consideration earned, resulted in increases to goodwill, client lists and other intangible assets during the six months ended June 30, 2005 and 2004 as follows (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Goodwill	$1,838	$2,275

Client lists	$5,020	$2,766

Other intangible assets	$554	$202

9.	Divestitures

During the first quarter of 2005, CBIZ closed an operation from the Accounting, Tax and Advisory practice group, and also committed to the sale of a business unit from the Benefits and Insurance practice group and to the closure of certain operations from a business unit in the National Practices – Other practice group. These operations qualified for treatment as discontinued businesses and are classified as such in the accompanying consolidated financial statements as further discussed in Note 11. There were no divestitures during the second quarter of 2005.

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

During the second quarter of 2004, CBIZ sold two client lists and related assets within the ATA practice group, a client list and related assets within the B&I practice group, and committed to the disposal of a business unit within the National Practices — Other practice group. The client lists and related assets were sold for aggregate proceeds of $2.5 million cash, $0.7 million notes receivable, and CBIZ stock valued at $0.1 million, and resulted in a $0.5 million pretax gain which is reported as gain on sale of operations, net from continuing operations in the consolidated financial statements. The National Practices business unit satisfied the criteria for treatment as a discontinued operation, and is classified as such in the accompanying consolidated financial statements.

10.	Segment Disclosures

CBIZ’s business units have been aggregated into three practice groups: Accounting, Tax and Advisory Services; Benefits and Insurance; and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment; and similarity of economic conditions affecting long-term performance. Additionally, the business units are managed along these segment lines, and each segment line reports to a Practice Group Leader. The medical practice management unit (CBIZ MMP), which reports under the National Practices group, exceeds the quantitative threshold of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for aggregation and therefore is reported as a separate segment.

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

Benefits and Insurance Services. The Benefits and Insurance practice group offers services in the following areas: employee benefits, brokerage, consulting, and administration, including the design, implementation and administration of qualified plans, such as 401(k) plans, profit-sharing plans, defined benefit plans, and money purchase plans; actuarial services; health and welfare benefits consulting, including group health insurance plans; dental and vision care programs; group life insurance programs; accidental death and dismemberment and disability programs; COBRA administration and voluntary insurance programs; health care and dependent care spending accounts; premium reimbursement plans; communications services to inform and educate employees about their benefit programs; executive benefits consulting on non-qualified retirement plans and business continuation plans; human capital advisory services; specialty high-risk life insurance; and wealth management services, including Registered Investment Advisory Services, Investment Policy Statements, also known as IPS, mutual fund selection based on IPS and ongoing mutual fund monitoring.

National Practices. The National Practices group offers services in the following areas: payroll processing and administration; valuations of commercial, tangible, and intangible assets and financial securities; property tax consulting and compliance services; mergers and acquisitions and capital advisory services; health care consulting; government relations; and technology consulting, including strategic technology planning, project management, development, network design and implementation and software selection and implementation.

Medical Practice Management. The CBIZ MMP subsidiary of the National Practice group offers services to hospital-based physicians in the following areas: billing and accounts receivable management; coding and automated claims filing; comprehensive delinquent claims follow up and collections; compliance plans to meet government and other third party regulations; local office management; and comprehensive statistical and operational reporting; financial reporting, accounts payable, payroll, general ledger processing; design and implementation of managed care contracts with focus on negotiation strategies, pricing, cost containment and utilization tracking; review and negotiation of hospital contracts; evaluation of other strategic business partners; identification and coordination of practice manager and integration opportunities; and coordination of practice expansion efforts.

Included in “Corporate and Other” are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of incentive compensation and consolidation and integration charges.

Certain amounts in the 2004 segment data have been reclassified to account for the transfer of certain operations from the Benefits and Insurance practice group to the Accounting, Tax and Advisory practice group in January, 2005. Segment information for the three and six months ended June 30, 2005 and 2004 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2005
			National Practices
	Accounting,	Benefits	Medical
	Tax &	and	Practice		Corporate
	Advisory	Insurance	Mgmt.	Other	and Other	Total
Revenue	$58,657	$36,862	$24,281	$19,835	$—	$139,635
Operating expenses	51,856	28,893	19,691	17,099	3,943	121,482

Gross margin	6,801	7,969	4,590	2,736	(3,943)	18,153

Corporate general and admin	—	—	—	—	7,449	7,449
Depreciation & amortization	884	746	703	187	1,308	3,828

Operating income (loss)	5,917	7,223	3,887	2,549	(12,700)	6,876

Other income (expense):
Interest expense	(26)	(1)	—	—	(818)	(845)
Gain on sale of operations, net	—	—	—	—	—	—
Other income, net	49	85	36	206	623	999

Total other income (expense)	23	84	36	206	(195)	154

Income (loss) from continuing operations before income tax expense	$5,940	$7,307	$3,923	$2,755	$(12,895)	$7,030

	THREE MONTHS ENDED JUNE 30, 2004
			National Practices
	Accounting,	Benefits	Medical
	Tax &	and	Practice		Corporate
	Advisory	Insurance	Mgmt.	Other	and Other	Total
Revenue	$49,648	$36,267	$21,519	$16,486	$—	$123,920
Operating expenses	44,793	28,521	17,814	14,933	3,090	109,151

Gross margin	4,855	7,746	3,705	1,553	(3,090)	14,769

Corporate general and admin	—	—	—	—	6,023	6,023
Depreciation & amortization	951	730	675	200	1,516	4,072

Operating income (loss)	3,904	7,016	3,030	1,353	(10,629)	4,674

Other income (expense):
Interest expense	(13)	(7)	—	—	(409)	(429)
Gain on sale of operations, net	—	—	—	—	534	534
Other income (expense), net	14	(52)	(8)	116	222	292

Total other income (expense)	1	(59)	(8)	116	347	397

Income (loss) from continuing operations before income tax expense	$3,905	$6,957	$3,022	$1,469	$(10,282)	$5,071

	SIX MONTHS ENDED JUNE 30, 2005
			National Practices
	Accounting,	Benefits	Medical
	Tax &	and	Practice		Corporate
	Advisory	Insurance	Mgmt.	Other	and Other	Total
Revenue	$138,087	$72,587	$47,455	$36,864	$—	$294,993
Operating expenses	107,694	58,733	39,319	33,004	10,168	248,918

Gross margin	30,393	13,854	8,136	3,860	(10,168)	46,075

Corporate general and admin	—	—	—	—	13,872	13,872
Depreciation & amortization	1,817	1,527	1,411	411	2,621	7,787

Operating income (loss)	28,576	12,327	6,725	3,449	(26,661)	24,416

Other income (expense):
Interest expense	(54)	(2)	—	—	(1,570)	(1,626)
Gain on sale of operations, net	—	—	—	—	—	—
Other income, net	153	158	35	499	712	1,557

Total other income (expense)	99	156	35	499	(858)	(69)

Income (loss) from continuing operations before income tax expense	$28,675	$12,483	$6,760	$3,948	$(27,519)	$24,347

	SIX MONTHS ENDED JUNE 30, 2004
			National Practices
	Accounting,
	Tax &	Benefits	Medical		Corporate
	Advisory	and Insurance	Practice Mgmt.	Other	and Other	Total
Revenue	$120,205	$72,314	$42,059	$34,144	$—	$268,722
Operating expenses	93,851	57,063	35,211	30,448	6,702	223,275

Gross margin	26,354	15,251	6,848	3,696	(6,702)	45,447

Corporate general and admin	—	—	—	—	11,749	11,749
Depreciation & amortization	1,852	1,401	1,337	404	2,973	7,967

Operating income (loss)	24,502	13,850	5,511	3,292	(21,424)	25,731

Other income (expense):
Interest expense	(18)	(15)	—	—	(636)	(669)
Gain on sale of operations, net	—	—	—	—	918	918
Other income (expense), net	191	(8)	(8)	266	382	823

Total other income (expense)	173	(23)	(8)	266	664	1,072

Income (loss) from continuing operations before income tax expense	$24,675	$13,827	$5,503	$3,558	$(20,760)	$26,803

11.	Discontinued Businesses

From time to time, CBIZ will divest (through sale or closure) business operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. During the first quarter of 2005, CBIZ committed to the sale of a business unit from the Benefits and Insurance practice group and to the closure of certain operations from a business unit in the National Practices – Other practice group, both of which are classified as available for sale at June 30, 2005. In addition, CBIZ closed a business operation from the Accounting, Tax and Advisory practice group during the first quarter of 2005. There were no businesses divested during the second quarter of 2005.

During the year ended December 31, 2004, CBIZ divested of three business operations that qualified for treatment as discontinued businesses. There were no businesses divested during the second quarter of 2004, and there were no businesses available for sale at December 31, 2004.

These business operations are reported as discontinued businesses and the net assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and loss from operations of discontinued businesses for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Revenue	$1,454	$3,490	$2,288	$6,666

Loss from operations of discontinued businesses, before income tax benefit	$(1,735)	$(1,521)	$(4,633)	$(3,359)
Income tax benefit	(608)	(517)	(1,622)	(1,136)

Loss from operations of discontinued businesses, net of tax	$(1,127)	$(1,004)	$(3,011)	$(2,223)

There were no gains or losses on the disposal of discontinued businesses for the three months ended June 30, 2005 or 2004. Losses on the disposal of discontinued businesses for the six months ended June 30, 2005 and 2004 were as follows (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
Loss on disposal of discontinued businesses, before income tax benefit	$(167)	$—
Income tax benefit	(58)	—

Loss on disposal of discontinued businesses, net of tax	$(109)	$—

At June 30, 2005 and December 31, 2004, the assets and liabilities of business operations classified as discontinued businesses consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2005	2004
Assets:
Accounts receivable, net	$4,884	$9,342
Funds held for clients	4,394	5,450
Property and equipment, net	1,114	1,326
Deferred income taxes, net	250	250
Other assets	79	123

Assets of businesses held for sale	$10,721	$16,491

Liabilities:
Accounts payable	$664	$919
Accrued personnel costs	217	197
Client fund obligations	4,394	5,450
Other liabilities	1,392	898

Liabilities of businesses held for sale	$6,667	$7,464

12.	Subsequent Events

Effective August 1, 2005, pursuant to approval by our board of directors and shareholders, CBIZ changed its corporate name from “Century Business Services, Inc.” to “CBIZ, Inc.” CBIZ believes that this name change is integral to promoting greater name recognition in the marketplace, and to reinforcing our image as a unified provider of business services.

CBIZ repurchased 550,000 shares of its common stock at a cost of approximately $2.3 million during the period July 1 through July 18, 2005. Shares were repurchased pursuant to a Rule 10b5-1 trading plan, which allowed CBIZ to repurchase shares during a period when regulatory restrictions would normally have precluded CBIZ from being active in the trading market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at June 30, 2005 and December 31, 2004, results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.
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
CBIZ seeks to strengthen its operations and customer service capabilities by making acquisitions in markets where it currently operates and where the prospects are favorable to increase its market share and become a more significant provider of a comprehensive range of business services. During the six months ended June 30, 2005, CBIZ acquired three businesses and a client list, including a registered investment advisory firm in Cleveland, Ohio, an accounting and consulting practice in San Diego, California, the clients of an accounting, advisory and consulting practice in Philadelphia, Pennsylvania and a valuation firm in Milwaukee, Wisconsin.
CBIZ recently announced an affiliation with Kreston International, an international organization of affiliated accounting firms. The affiliation with Kreston International will allow CBIZ an opportunity to provide accounting services in more than 70 countries around the world, which we believe will enable us to provide more services to our existing clients, including services to clients with international needs.
As part of its strategy to promote and strengthen cross-serving, CBIZ consolidates operations and locations in fragmented markets. During the first half of 2005, CBIZ consolidated offices in the Denver market, and continued consolidation activities in the Chicago market. CBIZ expects to initiate co-location activities in the Atlanta and San-Diego markets during the second half of 2005.
CBIZ continually evaluates its business operations, and may from time to time sell or close operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. During the six months ended June 30, 2005, CBIZ closed a business operation from the Accounting, Tax and Advisory practice group, and committed to the sale of a business operation from the Benefits and Insurance practice group and to the closure of certain operations from a business unit in the National Practices – Other practice group.
CBIZ believes that repurchasing shares of its common stock is a use of cash that provides value to stockholders, and accordingly the Board of Directors approved a plan allowing CBIZ to repurchase up to 5.0 million shares of its common stock during 2005. During the six months ended June 30, 2005, CBIZ repurchased approximately 1.9 million shares of CBIZ common stock at a total cost of $7.6 million. The credit facility and net cash provided by CBIZ operations were utilized to fund share repurchases.

Due to seasonality in the Accounting, Tax and Advisory (ATA) and Benefits and Insurance (B&I) practices, a disproportionately large amount of CBIZ’s revenue is earned in the first half of the year. The ATA practice experiences heavy volume in the first four months of the year primarily as a result of year-end accounting and tax services, and the B&I practice experiences some seasonality with regards to the timing of supplemental commissions from carriers. These revenue levels are supported by operating costs that are generally fixed in nature, and thus result in higher operating margins in the first half of the year. The seasonality of our businesses also results in a net use of cash from operations in the first quarter of the year, followed by cash provided from operations in subsequent quarters. The impact on cash flow occurs as the majority of accounts receivable for services provided and billed to clients in the first four months of the year are not collected until subsequent quarters.
Effective August 1, 2005, pursuant to approval by our board of directors and shareholders, CBIZ changed its corporate name from “Century Business Services, Inc.” to “CBIZ, Inc.” CBIZ believes that this name change is integral to promoting greater name recognition in the marketplace, and to reinforcing our image as a unified provider of business services.
Business Services
A comprehensive description of the business services currently offered by CBIZ through its three practice groups is included in our Annual Report on Form 10-K for the year ended December 31, 2004. The following paragraphs provide a summary of certain external relationships and regulatory factors currently impacting our business.
Accounting, Tax and Advisory (ATA) Practice
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
Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and amounted to approximately $18.1 million and $10.4 million for the three months ended June 30, 2005 and 2004 and $36.7 million and $26.3 million for the six months ended June 30, 2005 and 2004, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis. The ASAs typically have terms ranging up to ten years, and are renewable upon agreement by both parties.
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

The CPA firms with which CBIZ maintains ASAs operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. Neither the existence of the ASAs nor the providing of services thereunder is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of its respective services. Attest services can not be performed by any individual or entity which is not licensed to do so. CBIZ can not perform audits or reviews, does not contract to perform them and does not provide audit or review reports. Given this legal prohibition and course of conduct, CBIZ does not believe it is likely that we would bear the risk of litigious losses related to attest services provided by the CPA firms.
Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements qualify as variable interest entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. See further discussion in Note 1 of the accompanying consolidated financial statements.
Benefits and Insurance (B&I) Practice
CBIZ’s Benefits and Insurance Services group maintains relationships with some but not all insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals. These compensation arrangements are provided to CBIZ as a result of our performance and expertise by which products and services are provided to the client and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received during the year ended December 31, 2004 and during the six months ended June 30, 2005, was less than 2.0% of consolidated CBIZ revenues for the respective periods.
State insurance regulators have conducted inquiries to clarify the nature of compensation arrangements within the insurance brokerage industry. To date, CBIZ, along with other major insurance brokerage companies, has received several requests for information regarding our compensation arrangements related to these practices from such authorities. CBIZ has discussed the nature of these inquires and compensation arrangements with each of the major insurance carriers with whom we have established these arrangements, and we believe that our arrangements are appropriate and that any changes to compensation arrangements in the future will have minimal impact on CBIZ, barring future regulatory action. Future regulatory action may limit or eliminate our ability to enhance revenue through all current compensation arrangements, and may result in a diminution of future revenue from these sources.
Results of Operations — Continuing Operations
CBIZ delivers products and services through three practice groups. A brief description of these groups’ operating results and factors affecting their businesses is provided below. The medical practice management unit (CBIZ MMP), which reports under the National Practices group, exceeds the quantitative threshold of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for aggregation and therefore is reported as a separate segment.
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for an operation divested on June 1, 2005, revenue from the periods April 1 through May 31 is included in same-unit revenue for the second quarter of both years; revenue for the month of June, 2004 is reported as revenue from divested operations. Revenue from divested operations represents operations that did not meet the criteria for treatment as discontinued businesses.

Three months ended June 30, 2005 and 2004
Revenue
The following table summarizes total revenue for the three months ended June 30, 2005 and 2004 (in thousands, except percentages).

	THREE MONTHS ENDED JUNE 30,
		% of		% of	$	%
	2005	Total	2004	Total	Change	Change
Same-unit revenue
Accounting, Tax and Advisory	$54,598	39.1%	$49,467	39.9%	$5,131	10.4%
Benefits & Insurance	35,836	25.7%	36,267	29.3%	(431)	(1.2%)

CBIZ MMP	24,281	17.4%	21,519	17.4%	2,762	12.8%
National Practices — Other	18,757	13.4%	16,486	13.3%	2,271	13.8%

Total National Practices	43,038	30.8%	38,005	30.7%	5,033	13.2%

Total same-unit revenue	133,472	95.6%	123,739	99.9%	9,733	7.9%

Acquired businesses	6,163	4.4%	—		6,163
Divested operations	—		181	0.1%	(181)

Total revenue	$139,635		$123,920		$15,715	12.7%

The 7.9% growth in same-unit revenue for the three months ended June 30, 2005 from the comparable period in 2004 was attributable to growth in the Accounting, Tax and Advisory, CBIZ MMP and National Practices — Other Practice Groups, offset by a slight decline in same-unit revenue in the Benefits and Insurance practice group. A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Operating Expenses
Operating expenses increased to $121.5 million for the three months ended June 30, 2005, from $109.2 million for the comparable period in 2004, an increase of $12.3 million or 11.3%. As a percent of revenue, operating expenses (excluding consolidation and integration charges) were 86.4% and 87.5% for the three months ended June 30, 2005 and 2004, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 79.6% and 80.5% of total operating expenses and 69.3% and 70.9% of revenue for the three months ended June 30, 2005 and 2004, respectively. As the majority of our operating costs are fixed in nature, gross margin as a percentage of revenue generally improves with revenue growth. A more comprehensive analysis of operating expenses (excluding consolidation and integration charges) and their impact on gross margin is discussed by operating practice group below.
Consolidation and integration charges are reported as operating expenses in the accompanying consolidated financial statements, and were 0.6% of revenue for the three months ended June 30, 2005 and 2004. There were no significant consolidation activities initiated during the second quarters of 2005 or 2004.
Corporate general and administrative expenses increased to $7.4 million and 5.3% of revenue for the three months ended June 30, 2005, from $6.0 million and 4.9% of revenue for the comparable period in 2004. The increase in corporate general and administrative expenses was primarily attributable to expenses related to our incentive compensation plan, which are estimated and accrued on a monthly basis. As the final determination of incentive compensation is not made until after year-end results are finalized, the estimates are subject to change. The incentive compensation plan is further discussed under “Estimates of Incentive Compensation Costs and Effective Income Tax Rates” below.
Depreciation and amortization expense was $3.8 million and 2.7% of revenue for the three months ended June 30, 2005, compared to $4.1 million and 3.3% of revenue for the comparable period in 2004. The decrease in depreciation and amortization expense was primarily attributable to the shift from purchasing computer-related equipment and furniture to leasing such items. Operating lease costs are recorded as operating expenses rather than capitalized and recorded as depreciation expense. Lease expenses related to these items totaled $0.9 million and $0.6 million for the three months ended June 30, 2005 and 2004, respectively.

Interest expense increased to $0.8 million for the three months ended June 30, 2005, from $0.4 million for the three months ended June 30, 2004, an increase of $0.4 million or 97.0%. The increase in interest expense was the result of higher average debt and interest rates during the three months ended June 30, 2005 verses the comparable period in 2004. Average debt was $58.0 million for the three months ended June 30, 2005, compared to $48.1 million for the same period in 2004, and average interest rates were 5.4% and 3.3% during the three months ended June 30, 2005 and 2004, respectively. Higher average debt in the second quarter of 2005 compared to the second quarter of 2004, was primarily due to share repurchases and acquisitions. Debt is further discussed under “Liquidity and Capital Resources”.
Gain on sale of operations, net was $0.5 million for the three months ended June 30, 2004, and was related primarily to the sale of a client list in the Benefits & Insurance practice group. There were no operations sold during the second quarter of 2005.
Other income, net was $1.0 million for the three months ended June 30, 2005, and $0.3 million for the comparable period in 2004. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ’s payroll business, income earned on assets held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. The increase in other income for the second quarter of 2005 from the comparable period in 2004 was primarily the result of higher interest earned on restricted cash and funds held for clients primarily at CBIZ’s payroll business, higher contingent royalties earned on previous divestitures and income earned on assets of the deferred compensation plan.
CBIZ recorded income tax expense from continuing operations of $2.6 million and $1.7 million for the three months ended June 30, 2005 and 2004, respectively. The effective tax rate for the three months ended June 30, 2005 was 36.7%, compared to an effective rate of 33.2% for the comparable period in 2004.
Operating Practice Groups
Accounting, Tax and Advisory Services.

	THREE MONTHS ENDED JUNE 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$54,598	$49,467	$5,131
Acquired businesses	4,059	—	4,059
Divested operations	—	181	(181)

Total revenue	$58,657	$49,648	$9,009

Operating expenses	51,856	44,793	7,063

Gross margin	$6,801	$4,855	$1,946

Gross margin percent	11.6%	9.8%	1.8%
Same-unit revenue for the three months ended June 30, 2005 increased by $5.1 million or 10.4% from the three months ended June 30, 2004. The growth in same-unit revenue was primarily due to an increase in the aggregate number of hours charged to clients for consulting, litigation support and Sarbanes-Oxley consulting and compliance services, combined with price increases for traditional accounting and tax services. The growth in revenue from acquisitions of $4.1 million was provided by firms acquired in Denver, Colorado and San Diego, California. Divested operations represent one small operation that did not provide opportunity for growth or cross-serving.
The largest components of operating expenses for the ATA group are personnel costs, occupancy costs and professional service fees paid to third parties, representing 87.4% and 87.2% of total operating expenses for the three months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005, personnel costs increased $5.4 million from the comparable period in 2004, but decreased as a percentage of revenue to 67.8% in 2005 from 69.3% in 2004. Acquisitions, net of divestitures, contributed $2.3 million of the increase in personnel costs; the remainder of the increase in personnel costs was due to additional personnel necessary to accommodate revenue growth, and annual increases in compensation rates for 2005. The decrease in personnel costs as a percent of revenue was the result of improved utilization of personnel. Occupancy costs are relatively fixed in nature and decreased as a percentage of revenue to 6.6% for the three months ended June

30, 2005 from 7.3% for the comparable period in 2004, primarily due to the increase in revenue previously discussed. Professional service fees paid to third parties increased $0.6 million to 2.8% of revenue for the three months ended June 30, 2005 from 2.1% for the same period in 2004, as the result our utilization of third-party professionals to provide Sarbanes-Oxley consulting and compliance services to our clients.
Gross margin as a percent of revenue increased by 1.8% for the three months ended June 30, 2005 from the comparable period in 2004, primarily due to the improved utilization of personnel combined with an increase in rates charged to clients for accounting and tax services. CBIZ expects gross margin as a percentage of revenue for the remainder of 2005, to continue to improve over 2004 levels.
Benefits and Insurance Services.

	THREE MONTHS ENDED JUNE 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$35,836	$36,267	$(431)
Acquired businesses	1,026	—	1,026
Divested operations	—	—	—

Total revenue	$36,862	$36,267	$595

Operating expenses	28,893	28,521	372

Gross margin	$7,969	$7,746	$223

Gross margin percent	21.6%	21.4%	0.2%
Same-unit revenue for the three months ended June 30, 2005 decreased by $0.4 million or 1.2% from the three months ended June 30, 2004. The decline in same-unit revenue was primarily attributable to the loss of a large client from our retail business, pricing of property and casualty policies sold during the second quarter ended June 30, 2005 verses the comparable period in 2004, and a decline in supplemental commissions received from insurance companies (further described under “Benefits and Insurance Practice” above). The decline in same-unit revenue experienced by our retail business was partially offset by growth in our group health business and the timing of policies sold by our specialty life insurance business. Revenue from acquired businesses related to a group benefits business in Owings Mills, Maryland and a registered investment advisory firm in Cleveland, Ohio.
The largest components of operating expenses for the B&I group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 87.3% and 86.4% of total operating expenses for the three months ended June 30, 2005 and 2004, respectively. Personnel costs increased as a percentage of revenue to 56.6% for the second quarter of 2005 from 55.0% for the comparable period in 2004, primarily as a result of investments in sales and support personnel intended to promote organic growth. CBIZ expects the investments in sales personnel to result in margin improvement in future periods, after production levels have been established. Commissions paid to third party brokers decreased as a percentage of revenue to 6.2% from 7.3% for the three months ended June 30, 2005 and 2004, respectively, primarily due to a smaller portion of total revenue for the B&I group being generated by external brokers. Occupancy costs are relatively fixed in nature and decreased as a percentage of revenue to 5.6% for the quarter ended June 30, 2005 from 5.7% for the comparable period in 2004, primarily as a result of overall growth in revenue.
Gross margin as a percent of revenue increased by 0.2% for the three months ended June 30, 2005 from the comparable period in 2004, primarily as the result of expense management efforts. The B&I group has improved gross margin from the first quarter of 2005, and expects improvement to continue throughout the remainder of 2005.

CBIZ Medical Management Professionals (CBIZ MMP).

	THREE MONTHS ENDED JUNE 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$24,281	$21,519	$2,762
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$24,281	$21,519	$2,762

Operating expenses	19,691	17,814	1,877

Gross margin	$4,590	$3,705	$885

Gross margin percent	18.9%	17.2%	1.7%
CBIZ MMP revenue increased by $2.8 million, or 12.8%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Growth was attributable to new clients obtained in 2005, the maturation of clients obtained in 2004, and growth in revenue from existing clients.
The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 87.9% and 89.1% of total operating expenses for the three months ended June 30, 2005 and 2004, respectively. Personnel costs increased by $1.1 million, but decreased as a percentage of revenue to 57.0% for the three months ended June 30, 2005, from 59.0% for the comparable period in 2004. The increase in personnel costs was directly related to an increase in the number of client service staff employed by CBIZ MMP during 2005 compared to 2004, required to support the growth in revenue; additionally, CBIZ MMP added personnel in the compliance and technology disciplines to support the current infrastructure and to position the unit for continued growth in the future. The decrease in personnel costs as a percent of revenue was the result of the growth in revenue as previously discussed. Occupancy costs remained consistent as a percentage of revenue at 6.9% for the three months ended June 30, 2005 and 2004, primarily due to additional space required and expenses incurred to accommodate overall growth of the unit. Office expenses for the three months ended June 30, 2005 increased 5.1% from the comparable period in 2004 in response to overall growth of the unit.
Gross margin as a percentage of revenue increased 1.7% for the three months ended June 30, 2005 over the comparable period in 2004. CBIZ expects operating expenses to continue to increase in 2005 over 2004 based on investments to upgrade CBIZ MMP’s operating system that will allow for continued growth. As a result of these investments, gross margin as a percentage of revenue is expected to decline slightly throughout the remainder of 2005.
National Practices Services — Other.

	THREE MONTHS ENDED JUNE 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$18,757	$16,486	$2,271
Acquired businesses	1,078	—	1,078
Divested operations	—	—	—

Total revenue	$19,835	$16,486	$3,349

Operating expenses	17,099	14,933	2,166

Gross margin	$2,736	$1,553	$1,183

Gross margin percent	13.8%	9.4%	4.4%
Same-unit revenue increased $2.3 million or 13.8% for the three months ended June 30, 2005 from the comparable period in 2004, attributable primarily to our mergers and acquisitions and technology businesses. The mergers and acquisitions business experienced approximately $1.0 million in higher revenue during the second quarter of 2005 verses the comparable period in 2004, as the result of two transactions that closed during the second quarter of 2005 versus one that closed during the second quarter of 2004. Growth in revenue experienced by our technology business was largely the result of certain client lists that were acquired during the fourth quarter 2004, as well as a large product sale made by one unit. Revenue from acquired businesses related to a technology firm located in Cleveland, Ohio, and a valuation business in Milwaukee, Wisconsin.
The largest components of operating expenses for the National Practices Services – Other segment are personnel costs, direct costs and occupancy costs, representing 89.1% and 91.2% of total operating expenses for the three months ended June 30, 2005 and 2004, respectively. Personnel costs increased by $0.9 million, but decreased as a percentage of revenue to 59.1% for the three months ended June 30, 2005, from 65.9% for the three months ended June 30, 2004. Personnel costs decreased as a percentage of revenue due to growth in revenue attributable to the two mergers and acquisitions transactions that closed during the second quarter of 2005, as well as the a larger portion of revenue in the second quarter of 2005 being derived from product sales than in the comparable period of 2004. Direct costs primarily consists of product costs associated with hardware sales in the technology businesses, and increased $0.9 million to 12.7% of revenue for the three months ended June 30, 2005, from 9.7% of revenue for the three months ended June 30, 2004. The increase in direct costs as a percentage of revenue was the result of a larger portion of revenue being derived from product sales during the second quarter of 2005 than in the second quarter of 2004. Occupancy costs are typically fixed in nature and decreased as a percentage of revenue to 4.9% in the second quarter of 2005 from 6.9% in the second quarter of 2004. The decrease in occupancy costs as a percentage of revenue resulted from a combination of revenue growth, and the shutdown of unprofitable facilities. CBIZ closed facilities in the mergers and acquisition and valuation businesses in June 2004, as well as an unprofitable office in the valuation business during the first quarter of 2005.
Gross margin as a percentage of revenue increased 4.4% for the three months ended June 30, 2005 from the comparable period in 2004, primarily as the result of the two mergers and acquisition transactions that closed during the second quarter of 2005, as well as the additional product sales that occurred in the technology businesses. CBIZ expects gross margin for the balance of 2005 to be in line with 2004 levels.
Six months ended June 30, 2005 and 2004
Revenue
The following table summarizes total revenue for the six months ended June 30, 2005 and 2004 (in thousands, except percentages).

	SIX MONTHS ENDED JUNE 30,
		% of		% of	$	%
	2005	Total	2004	Total	Change	Change
Same-unit revenue
Accounting, Tax and Advisory	$128,374	43.5%	$119,573	44.5%	$8,801	7.4%
Benefits & Insurance	70,362	23.9%	72,314	26.9%	(1,952)	(2.7%)

CBIZ MMP	47,455	16.1%	42,059	15.7%	5,396	12.8%
National Practices — Other	35,251	11.9%	34,144	12.7%	1,107	3.2%

Total National Practices	82,706	28.0%	76,203	28.4%	6,503	8.5%

Total same-unit revenue	281,442	95.4%	268,090	99.8%	13,352	5.0%

Acquired businesses	13,551	4.6%	—		13,551
Divested operations			632	0.2%	(632)

Total revenue	$294,993		$268,722		$26,271	9.8%

The 5.0% growth in same-unit revenue for the six months ended June 30, 2005 from the comparable period in 2004 was attributable to growth in the Accounting, Tax and Advisory, CBIZ MMP and National Practices — Other Practice Groups, offset by a slight decline in same-unit revenue in the Benefits and Insurance practice group. A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.

Operating Expenses
Operating expenses increased to $248.9 million for the six months ended June 30, 2005, from $223.3 million for the comparable period in 2004, an increase of $25.6 million or 11.5%. As a percent of revenue, operating expenses (excluding consolidation and integration charges) were 83.4% and 82.7% for the six months ended June 30, 2005 and 2004, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 80.2% and 81.0% of total operating expenses and 67.7% and 67.3% of revenue for the six months ended June 30, 2005 and 2004, respectively. As the majority of our operating costs are fixed in nature, gross margin as a percentage of revenue generally improves with revenue growth. However, for the six months ended June 30, 2005 verses the comparable period in 2004, gross margin as a percentage of revenue declined; this decline was primarily the result of consolidation and integration charges incurred during the first quarter of 2005, as described in further detail below. A more comprehensive analysis of operating expenses (excluding consolidation and integration charges) and their impact on gross margin is discussed by operating practice group below.
Consolidation and integration charges are reported as operating expenses in the accompanying consolidated financial statements, and were 1.0% and 0.4% of revenue for the six months ended June 30, 2005 and 2004, respectively. The increase in consolidation and integration charges was due primarily to co-location activities in the Denver and Chicago markets during the first quarter of 2005.
Corporate general and administrative expenses increased to $13.9 million and 4.7% of revenue for the six months ended June 30, 2005, from $11.7 million and 4.4% of revenue for the comparable period in 2004. The increase in corporate general and administrative expenses was primarily the result of $1.1 million in expenses related the settlement of a litigation matter in the first quarter of 2005, expenses related to Sarbanes-Oxley 404 compliance efforts, and expenses related to our incentive compensation plan which are estimated and accrued on a monthly basis. As the final determination of incentive compensation is not made until after year-end results are finalized, the estimates are subject to change. The incentive compensation plan is further discussed under “Estimates of Incentive Compensation Costs and Effective Income Tax Rates” below.
Depreciation and amortization expense was $7.8 million and 2.6% of revenue for the six months ended June 30, 2005, compared to $8.0 million and 3.0% of revenue for the comparable period in 2004. The decrease in depreciation and amortization expense was primarily attributable to the shift from purchasing computer-related equipment and furniture to leasing such items. Operating lease costs are recorded as operating expenses rather than capitalized and recorded as depreciation expense. Lease expenses related to these items totaled $1.7 million and $1.2 million for the six months ended June 30, 2005 and 2004, respectively.
Interest expense increased to $1.6 million for the six months ended June 30, 2005, from $0.7 million for the six months ended June 30, 2004, an increase of $0.9 million, or 143.0%. The increase in interest expense was the result of higher average debt and interest rates during the six months ended June 30, 2005 verses the comparable period in 2004. Average debt was $59.4 million for the six months ended June 20, 2005 compared to $33.6 million for the same period in 2004, and average interest rates were 5.0% and 3.3% for the six months ended June 30, 2005 and 2004, respectively. Higher debt for the first six months of 2005 compared to the first six months of 2004 was primarily due to $29.3 million in spending during the period July 1, 2004 through June 30, 2005, for share repurchases and acquisitions. Debt is further discussed under “Liquidity and Capital Resources”.
Gain on sale of operations, net was $0.9 million for the six months ended June 30, 2004, and was related primarily to the sale of client lists from the Benefits & Insurance and Accounting, Tax and Advisory practice groups. There were no operations sold during the first or second quarters of 2005.
Other income, net was $1.6 million for the six months ended June 30, 2005, and $0.8 million for the comparable period in 2004. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ’s payroll business, income earned on assets held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. The increase in other income for the six months ended June 30, 2005 from the comparable period in 2004, was primarily the result of higher interest earned on restricted cash and funds held for clients primarily at CBIZ’s payroll business and higher contingent royalties earned from previous divestitures.
CBIZ recorded income tax expense from continuing operations of $9.8 million and $10.6 million for the six months ended June 30, 2005 and 2004, respectively. Income taxes were adjusted in the second quarter of 2005 based on an estimated effective tax rate of 40.1% for 2005, compared to an estimated effective tax rate of 39.6% for the comparable period in 2004. Effective tax rates for the six months ended June 30, 2005 and 2004 are generally in line with statutory federal and state tax rates.
Operating Practice Groups
Accounting, Tax and Advisory Services.

	SIX MONTHS ENDED JUNE 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$128,374	$119,573	$8,801
Acquired businesses	9,713	—	9,713
Divested operations	—	632	(632)

Total revenue	$138,087	$120,205	$17,882

Operating expenses	107,694	93,851	13,843

Gross margin	$30,393	$26,354	$4,039

Gross margin percent	22.0%	21.9%	0.1%
Same-unit revenue for the six months ended June 30, 2005 increased by $8.8 million or 7.4% from the six months ended June 30, 2004. The growth in same-unit revenue was primarily due to an increase in the aggregate number of hours charged to clients for consulting, litigation support and Sarbanes-Oxley consulting and compliance services, combined with price increases for traditional accounting and tax services. Growth in revenue from acquisitions of $9.7 million was primarily provided by firms acquired in Denver, Colorado and San Diego, California. Divested operations represent one small operation that did not provide opportunity for growth or cross-serving.
The largest components of operating expenses for the ATA group are personnel costs, occupancy costs and professional service fees paid to third parties, representing 88.1% and 87.8% of total operating expenses for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, personnel costs increased $10.5 million from the comparable period in 2004, but decreased as a percentage of revenue to 60.6% in 2005 from 60.8% in 2004. Acquisitions, net of divestitures, contributed $4.8 million of the increase in personnel costs; the remainder of the increase in personnel costs was due to additional personnel necessary to accommodate revenue growth, and annual increases in compensation rates for 2005. The decrease in personnel costs as a percent of revenue was the result of improved utilization of personnel. Occupancy costs are relatively fixed in nature and decreased as a percentage of revenue to 5.6% for the six months ended June 30, 2005 from 6.2% for the comparable period in 2004, primarily due to the increase in revenue previously discussed. Professional service fees paid to third parties increased $1.5 million to 2.5% of revenue for the six months ended June 30, 2005 from 1.6% for the comparable period in 2004, as the result of our utilization of third-party professionals to provide Sarbanes-Oxley consulting and compliance services to our clients.
Gross margin as a percent of revenue increased by 0.1% for the six months ended June 30, 2005 from the comparable period in 2004, primarily due to improved utilization of personnel combined with an increase in rates charged to clients for accounting and tax services. CBIZ expects gross margin as a percent of revenue for the remainder of 2005, to continue to improve over 2004 levels.

Benefits and Insurance Services.

	SIX MONTHS ENDED JUNE 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$70,362	$72,314	$(1,952)
Acquired businesses	2,225	—	2,225
Divested operations	—	—	—

Total revenue	$72,587	$72,314	$273

Operating expenses	58,733	57,063	1,670

Gross margin	$13,854	$15,251	$(1,397)

Gross margin percent	19.1%	21.1%	(2.0%)
Same-unit revenue for the six months ended June 30, 2005 decreased by $2.0 million or 2.7% from the six months ended June 30, 2004. The decline in same-unit revenue was primarily attributable to the loss of a large client in our retail business, a national business unit that sold fewer policies during the first six months of 2005 compared to the same period in 2004, pricing of property and casualty policies sold during the first six months of 2005 verses the comparable period in 2004, and a decline in supplemental commissions received from insurance companies (further described under “Benefits and Insurance Practice” above). The decline in same-unit revenue was partially offset by continued strength in our group health businesses. The increase in revenue from acquired businesses relates to a group benefits business in Owings Mills, Maryland and a registered investment advisory firm in Cleveland, Ohio.
The largest components of operating expenses for the B&I group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 87.2% and 86.4% of total operating expenses for the six months ended June 30, 2005 and 2004, respectively. Personnel costs increased as a percentage of revenue to 58.8% for the six months ended June 30, 2005 from 54.5% for the comparable period in 2004, primarily as a result of investments in sales and support personnel intended to promote organic growth. CBIZ expects the investments in sales personnel to result in margin improvement in future periods, after production levels have been established. Commissions paid to third party brokers decreased as a percentage of revenue to 6.1% from 7.7% for the six months ended June 30, 2005 and 2004, respectively, primarily due to a decline in revenue at two national business units that specialize in life insurance, as the majority of the units’ revenues are generated by external brokers. Occupancy costs are relatively fixed in nature and decreased as a percentage of revenue to 5.7% for the six months ended June 30, 2005 from 5.9% for the comparable period in 2004, primarily as a result of overall growth in revenue.
Gross margin as a percent of revenue decreased by 2.0% for the six months ended June 30, 2005 from the comparable period in 2004, primarily due to the decline in revenue described above. Although fees paid to external brokers to generate new business are variable with revenue, compensation paid to internal support staff is relatively fixed, which results in an unfavorable impact to margins when revenue declines. Gross margin for the B&I group improved during the second quarter of 2005, versus the first quarter of 2005, and improvement is expected to continue throughout the remainder of the year.
CBIZ Medical Management Professionals (CBIZ MMP).

	SIX MONTHS ENDED JUNE 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$47,455	$42,059	$5,396
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$47,455	$42,059	$5,396

Operating expenses	39,319	35,211	4,108

Gross margin	$8,136	$6,848	$1,288

Gross margin percent	17.1%	16.3%	0.8%

CBIZ MMP revenue increased by $5.4 million, or 12.8%, for the six months ended June 30, 2005 over the comparable period 2004. Growth was attributable to new clients obtained in 2005, the maturation of clients obtained in 2004, and growth in revenue from existing clients.
The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 88.0% and 88.9% of total operating expenses for the six months ended June 30, 2005 and 2004, respectively. Personnel costs increased by $2.7 million, but decreased as a percent of revenue to 58.5% from 59.7% for the six months ended June 30, 2005 and 2004, respectively. The increase in personnel costs was directly related to an increase in the number of client service staff employed by CBIZ MMP during 2005 compared to 2004, required to support the growth in revenue; additionally, CBIZ MMP added personnel in the compliance and technology disciplines to support the current infrastructure and to position the unit for continued growth in the future. The decrease in personnel costs as a percent of revenue was the result of the growth in revenue as previously discussed. Occupancy costs increased as a percentage of revenue to 7.1% for the six months ended June 30, 2005 from 7.0% for the comparable period in 2004, primarily due to additional space required and expenses incurred to accommodate overall growth of the unit. Office expenses for the six months ended June 30, 2005 increased 6.4% from the comparable period in 2004 in response to overall growth of the unit.
Gross margin as a percentage of revenue increased 0.8% for the six months ended June 30, 2005 over the comparable period in 2004. CBIZ expects operating expenses to continue to increase in 2005 over 2004 based on investments to upgrade CBIZ MMP’s operating system that will allow for continued growth. As a result of these investments, gross margin as a percentage of revenue is expected to decline slightly throughout the remainder of 2005.
National Practices Services — Other.

	SIX MONTHS ENDED JUNE 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$35,251	$34,144	$1,107
Acquired businesses	1,613	—	1,613
Divested operations	—	—	—

Total revenue	$36,864	$34,144	$2,720

Operating expenses	33,004	30,448	2,556

Gross margin	$3,860	$3,696	$164

Gross margin percent	10.5%	10.8%	(0.3%)
Same-unit revenue for the six months ended June 30, 2005 increased by $1.1 million or 3.2% from the six months ended June 30, 2004. The increase in same-unit revenue for the six months ended June 30, 2005 verses the comparable period in 2004, was primarily due to growth in our technology businesses of $2.2 million, offset by a decline in revenue generated by the mergers and acquisition business of $1.1 million. Growth in revenue experienced by our technology businesses was largely the result of certain client lists that were acquired during the fourth quarter 2004, as well as a large product sale made by one unit. The decline in revenue experienced by the mergers and acquisition business was attributable to the number and size of transactions that closed during the first six months of 2005 versus the comparable period in 2004. The mergers and acquisition business closed two transactions during the first six months of 2005 as compared to three transactions that closed during the first six months 2004. Revenue from acquired businesses related to a technology firm located in Cleveland, Ohio, and a valuation business in Milwaukee, Wisconsin.
The largest components of operating expenses for the National Practices Services – Other segment are personnel costs, direct costs and occupancy costs, representing 90.0% and 90.6% of total operating expenses for the six months ended June 30, 2005 and 2004, respectively. Personnel costs increased by $1.3 million, but decreased as a percentage of revenue to 63.8% from 64.9% for the six months ended June 30, 2005 and 2004, respectively. Direct costs, which consists primarily of product costs associated with hardware sales in the technology businesses, increased by $1.1 million to 11.5% of revenue from 9.1% of revenue for the six months ended June 30, 2005 and 2004, respectively. Both the decrease in personnel costs and the increase in direct costs as a percentage of revenue for the six months ended June 30, 2005 from the comparable period in 2004, was the result of a larger portion of revenue being derived from product sales in the first six months of 2005 verses the first six months in 2004. Occupancy costs are typically fixed in nature and decreased as a percentage of revenue to 5.4% for the six months ended June 30, 2005, from 6.8% for the comparable period in 2004. The decrease in occupancy costs as a percentage of revenue resulted from a combination of revenue growth and the shutdown of unprofitable facilities. CBIZ closed facilities in the mergers and acquisition and valuation businesses in June 2004, as well as an unprofitable office in the valuation business during the first quarter of 2005.
The 0.3% decline in gross margin as a percent of revenue for the six months ended June 30, 2005 from the six months ended June 30, 2004, was primarily the result of the number and size of transactions closed by our mergers and acquisitions business during the first six months of 2005 verses the comparable period in 2004, and was partially offset by improvements and operational efficiencies in the payroll and valuation businesses. Although the mergers and acquisition business is inherently unpredictable in nature, CBIZ expects gross margin for 2005 to be in line with 2004.
Results of Operations — Discontinued Businesses
During the first quarter of 2005, CBIZ committed to the sale of a business unit from the Benefits and Insurance practice group and to the closure of certain operations from a business unit in the National Practices — Other practice group, both of which are classified as available for sale at June 30, 2005. In addition, CBIZ closed a business operation from the Accounting, Tax and Advisory practice group during the first quarter of 2005. There were no business operations divested during the second quarter of 2005.
During the year ended December 31, 2004, CBIZ divested of three business operations. There were no business divested during the second quarter of 2004, and there were no businesses available for sale at December 31, 2004.
The operations described above qualified for treatment as discontinued businesses, and have been classified as such in accordance with Statement of Financial Accounting Standards (SFAS)  No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the net assets, liabilities, and results of operations of these businesses are reported separately in the consolidated financial statements included herewith. Based upon the sales proceeds and costs of closure, CBIZ recorded a loss on disposal of discontinued businesses, net of tax, of $0.1 million for the six months ended June 30, 2005, all of which was recorded during the first quarter. CBIZ expects to recognize a gain on the sale of the Benefits and Insurance business (previously discussed) by the end of 2005. Revenue associated with discontinued businesses was $1.5 million and $3.5 million for the three months ended June 30, 2005 and 2004, and $2.3 million and $6.7 million for the six months ended June 30, 2005 and 2004, respectively. The loss from operations of these discontinued businesses, net of tax, was $1.1 million, and $1.0 million for the three months ended June 30, 2005 and 2004 and $3.0 million, and $2.2 million for the six months ended June 30, 2005 and 2004, respectively.
Financial Condition
Total assets were $448.1 million, total liabilities were $196.1 million and shareholders equity was $252.0 million as of June 30, 2005. Current assets of $209.9 million exceeded current liabilities of $133.6 million by $76.3 million.
Cash and cash equivalents decreased by $1.8 million to $3.5 million at June 30, 2005 from December 31, 2004. Restricted cash was $10.8 million at June 30, 2005, an increase of $0.7 million from December 31, 2004. Restricted cash represents those funds held in connection with CBIZ’s NASD regulated operations and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $114.2 million at June 30, 2005, an increase of $13.8 million from December 31, 2004. Days sales outstanding (DSO) represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. DSO was 75 days, 73 days and 76 days at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.
Other current assets decreased by $0.3 million at June 30, 2005 from December 31, 2004 as the result of an increase in prepaid expenses offset by a decrease in interest receivable. Prepaid expenses increased over December 31, 2004 as the result of timing; CBIZ prepays insurance and software maintenance costs in the first quarter and amortizes them over twelve months. The decrease in interest receivable relates to a tax refund that was received in February 2005, as further discussed below.
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
Goodwill and other intangible assets, net of accumulated amortization, increased by $6.1 million at June 30, 2005 from December 31, 2004. Acquisitions, including contingent consideration earned, resulted in a $7.4 million increase in intangible assets during the second quarter of 2005. In addition, intangible assets decreased by $1.3 million as a result of amortization expense.
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
The accounts payable balance of $25.5 million at June 30, 2005 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs. Incentive compensation is described more fully under “Estimates of Incentive Compensation Costs and Effective Income Tax Rates” below.
Other liabilities and accrued expenses (current and non-current) increased by $0.9 million at June 30, 2005 from December 31, 2004, primarily due to increases in consolidation and integration reserves for consolidation activities in the Denver and Chicago markets, and increases in notes payable related to consideration for various acquisitions, and capitalized furniture and equipment leases.
Income taxes payable of $2.1 million at June 30, 2005 represents our estimate of taxes due on current year income. At December 31, 2004, CBIZ recorded income taxes recoverable of $7.1 million, which is discussed in further detail above.
During the six months ended June 30, 2005, CBIZ paid $16.3 million in cash for business acquisitions and share repurchases, in addition to reducing the amount of outstanding debt under the credit facility to $50.3 million at June 30, 2005 from $53.9 million at December 31, 2004. Cash to fund acquisitions, share repurchases and the reduction in bank debt during the six months ended June 30, 2005, was obtained from CBIZ operations.
Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions from professional services rendered to its clients. In addition, CBIZ supplements net operating cash with a senior secured credit facility. The $100.0 million facility carries an option to increase the commitment to $125.0 million and allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. The primary use of the credit facility is for working capital, expansion and continued improvement of new and existing service offerings, and business acquisitions. The facility has a five year term with an expiration date of August 2009. The credit facility is secured by substantially all assets of CBIZ, as well as the capital stock of its subsidiaries. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it was in compliance with its covenants as of June 30, 2005 and projects that it will remain in compliance for the remainder of 2005.

At June 30, 2005, CBIZ had $50.3 million outstanding under its credit facility, and $3.3 million in letters of credit outstanding. Available funds under the facility based on the terms of the commitment were approximately $27.1 million at June 30, 2005. Management believes the available funds from the credit facility, along with cash generated from operations provides CBIZ the financial resources needed to meet business requirements for the next twelve months, including capital expenditures, working capital requirements, and strategic investments.
See additional discussion in Note 4 to CBIZ’s consolidated financial statements included herewith.
CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a number of shelf registrations active, under which it can offer such securities. See our Annual Report on Form 10-K for the year ended December 31, 2004 for a description of these shelf registration statements.
Sources and Uses of Cash
Cash flows from operating activities represents net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences strong cash flow from operations during the second quarter of its fiscal year, as a significant amount of revenue generated by the Accounting, Tax and Advisory practice group during the first four months of the year are billed and collected during the second quarter. During the six months ended June 30, 2005, net cash provided by operating activities was $19.9 million, compared to $10.5 million for the comparable period in 2004.
Cash flows from investing activities consist primarily of payments toward capital expenditures and business acquisitions, proceeds from divested operations and the collection of notes receivable. CBIZ used $10.9 million in net cash for investing activities during the six months ended June 30, 2005, compared to $3.3 million for the comparable period in 2004. Investing uses of cash during the six months ended June 30, 2005 included: $8.7 million of net cash used towards business acquisitions and $3.3 million for capital expenditures (net), offset by $1.1 million in net collections on notes receivable. Investing uses of cash during the six months ended June 30, 2004 included: $3.3 million of net cash used toward business acquisitions and $4.1 million for capital expenditures (net), offset by $3.0 million in proceeds from divested operations and $1.1 million in net collections on notes receivable. Capital expenditures primarily consisted of technology investments, as well as leasehold improvements and equipment purchases in connection with the consolidation of certain offices.
Cash flows from financing activities consist primarily of net borrowing and payment activity from the credit facility, net borrowing and payment activity toward notes payable and capitalized leases, repurchases of common stock, and proceeds from the exercise of stock options. Net cash used in financing activities during the six months ended June 30, 2005 was $10.8 million compared to $6.7 million for the comparable period in 2004. Financing sources of cash during the six months ended June 30, 2005 included $0.8 million from the exercise of stock options, offset by $3.7 million in net payments towards the credit facility, $7.6 million in cash used to purchase shares of CBIZ common stock and $0.4 million in net payments toward notes payable and capitalized leases. During the six months ended June 30, 2004, financing sources of cash included $32.8 million in net proceeds from the credit facility and $0.7 million from the exercise of stock options, offset by $39.8 million in cash used to purchase shares of CBIZ common stock through a tender offer and open market purchases, and $0.4 million in net payments toward notes payable and capitalized leases.
CBIZ’s contractual obligations for future payments as of June 30, 2005 were as follows (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
On-Balance Sheet
Bank debt	$50,250	$—	$—	$—	$—	$50,250	$—
Notes payable and capitalized leases	5,500	2,892	1,314	545	677	72	—
Non-cancelable operating lease obligations	195,609	15,746	28,551	25,585	22,744	19,134	83,849
Restructuring lease obligations(1)	8,414	1,403	2,439	2,112	1,441	719	300

Off-Balance Sheet
Letters of credit	2,064	36	1,415	—	—	—	613
Performance guarantees for non-consolidated affiliates	1,171	21	500	650	—	—	—
Injunction bonds	100	50	—	—	—	—	50

Total	$263,108	$20,148	$34,219	$28,892	$24,862	$70,175	$84,812

(1)	Does not include cash received for subleases.

Off-Balance Sheet Arrangements
CBIZ maintains administrative service agreements with independent CPA firms (as described more fully under “Accounting, Tax, and Advisory (ATA) Practice” above), which qualify as variable interest entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended. The impact to CBIZ of this accounting pronouncement is not material to the financial condition, results of operations or cash flows of CBIZ, and is further discussed in Note 1 to the consolidated financial statements included herewith.
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.2 million and $1.3 million at June 30, 2005 and December 31, 2004, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others“, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of security deposits. Letters of credit under our facility at June 30, 2005 and December 31, 2004 were $2.1 million and $2.9 million, respectively.
CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2005, we were not aware of any indemnification agreements that would require material payments.
Interest Rate Risk Management
CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. During the six months ended June 30, 2005 and the twelve months ended December 31, 2004, management did not utilize interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.
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
Benefits & Insurance Services — Revenue consists primarily of brokerage and agency commissions, and fee income for administering health and retirement plans. A description of the revenue recognition, based on the insurance product and billing arrangement, is described below.
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
National Practices Services — The business units that comprise this practice group offer a variety of services. A description of revenue recognition associated with the primary services is provided below.
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

Valuation of Accounts Receivable and Notes Receivable
The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of the collectibility of accounts receivable, including unbilled accounts receivable, related to current period service revenue. Management analyzes historical bad debts, client credit-worthiness, the age of accounts receivable and current economic trends and conditions when evaluating the adequacy of the allowance for doubtful accounts and the collectibility of notes receivable. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result if management made different judgments or utilized different estimates.
Valuation of Goodwill
CBIZ utilizes the purchase method of accounting for all business combinations in accordance with Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations.” Intangible assets, which include client lists and non-compete agreements, are amortized principally by the straight-line method over their expected period of benefit, not to exceed ten years.
In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no goodwill impairment during the three or six months ended June 30, 2005 or 2004.
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
Incentive compensation costs are accrued monthly, based upon expected financial results for the year. As the ultimate determination of incentive compensation can not be made until after year-end results are finalized, estimates made throughout the year are subject to change.
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

New Accounting Pronouncements
In April 2005, the Securities and Exchange Commission (Commission) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). Under SFAS 123(R), registrants are required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. As permitted by the Commission’s new rule, CBIZ will adopt the provisions of SFAS 123(R) effective January 1, 2006. SFAS 123(R) is discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2004.
In March 2005, the Commission issued Staff Accounting Bulletin No. 107, “Share Based Payments” (SAB 107). SAB 107 summarizes the views of the Commission regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and also provides the Commission’s views regarding the valuation of share-based payment arrangements. CBIZ will consider the guidance provided by SAB 107 as it implements SFAS 123(R).
In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change; indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for CBIZ in the first quarter of 2006. Adoption is not expected to have a material impact on the financial position, results of operations or cash flows of CBIZ.
In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (EITF 05-6). EITF 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for CBIZ for leasehold improvements that are purchased or acquired on or after July 1, 2005. Adoption of the provisions of EITF 05-6 is not expected to have a material impact on the financial position, results of operations or cash flows of CBIZ.
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
The American Jobs Creation Act of 2004 (the Act) was enacted by the U.S. Congress on October 22, 2004. The Act repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities, and includes a special one-time deduction of 85 percent of certain foreign earnings repatriated to the U.S. In December 2004, the FASB issued Staff Position (FSP) Nos. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-1 clarifies the guidance in SFAS No. 109, “Accounting for Income Taxes,” that applies to the new tax deduction for qualified domestic production activities and requires that the deduction be accounted for as a special tax deduction rather than as a tax rate reduction. FSP No. 109-2 provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 on an enterprises’ income tax expense and deferred tax liability and states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Adoption of the provisions of FSP Nos. 109-1 and 109-2 is not expected to have a material impact on the financial position, results of operations or cash flows of CBIZ.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America, would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at June 30, 2005, interest expense would increase or decrease by approximately $0.5 million annually.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
We evaluated the effectiveness of our disclosure controls and procedures (Disclosure Controls) as of the end of the period covered by this report. This evaluation (Controls Evaluation) was done with the participation of our Chairman and Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting (Internal Controls) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CBIZ have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
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
In the course of our ongoing evaluation, we have identified internal control deficiencies in a number of business processes. These deficiencies were not material to our operations or financial reporting either individually or in the aggregate. In each instance, we have undertaken efforts to remediate any deficiencies identified. We are continuing to implement new IT systems where needed to support corporate functions or business unit operations in order to further enhance operating efficiencies. As these new systems and procedures are implemented, we continue to evaluate the effectiveness of our Disclosure Controls and our Internal Controls.
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
Other than disclosed above, there were no changes in our Internal Controls that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) CBIZ paid cash and issued 6,086 shares of common stock as contingent consideration earned by the former owners of a business that was acquired on January 1, 2004. The shares were issued on May 9, 2005, in a transaction not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued had access to full information about CBIZ and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
(c) On February 10, 2005, CBIZ’s Board of Directors authorized the share repurchase of up to 5.0 million shares of CBIZ common stock. The plan expires December 31, 2005, and CBIZ does not intend to terminate the plan prior to its expiration. Stock repurchase activity during the three months ended June 30, 2005 is summarized in the table below (in thousands, except per share data).
Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total	Average	Purchased as	May Yet Be
	Number of	Price	Part of Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share (1)	Plan	Plan
April 1 — April 30, 2005 (2)	—	$—	—	4,910
May 1 — May 31, 2005 (2)	685	$3.91	685	4,225
June 1 — June 30, 2005 (2)	1,101	$4.11	1,101	3,124

Total second quarter purchases	1,786	$4.03	1,786

(1)	Average price paid per share includes fees and commissions.

(2)	Open market repurchases.
See Note 4 to the accompanying consolidated financial statements for a description of working capital restrictions and limitations upon the payment of dividends.

Item 4. Submission of Matters to a Vote of Security Holders
Listed below are the results of matters that were submitted to vote at the Annual Meeting of Stockholders held on May 12, 2005:
1)	Election of the following individuals to the Board of Directors to serve until the 2008 Annual Meeting of Stockholders:

	Authority Granted	Authority Withheld
Joseph S. DiMartino	52,335,986	479,573
Richard C. Rochon	51,397,168	1,418,391
Donald V. Weir	52,202,999	612,560
2)	Change the Company’s name from “Century Business Services, Inc.” to “CBIZ, Inc.”

Shares For	Shares Against	Abstained
52,411,277	395,375	8,907
Item 6. Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc. (Registrant)

Date: August 8, 2005	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer