Form 10-Q
period 2005-09-30
CENTURY BUSINESS SERVICES INC
filed 2005-11-08
CIK 944148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-25890
CBIZ, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2769024

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio	44131

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	216-447-9000

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 31, 2005

Par value $.01 per share	73,041,548

CBIZ, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,515	$5,291
Restricted cash	9,102	10,089
Accounts receivable, net	107,782	100,426
Notes receivable — current	1,367	1,377
Income taxes recoverable	—	7,146
Deferred income taxes — current	4,722	3,809
Other current assets	6,929	8,074
Assets of businesses held for sale	7,499	16,491

Current assets before funds held for clients	142,916	152,703

Funds held for clients	51,279	32,787

Total current assets	194,195	185,490

Property and equipment, net	34,526	36,569
Notes receivable — non-current	3,355	4,726
Deferred income taxes — non-current	9,989	6,543
Goodwill and other intangible assets, net	180,078	172,644
Assets of deferred compensation plan	8,833	4,285
Other assets	3,664	3,516

Total assets	$434,640	$413,773

LIABILITIES

Current liabilities:
Accounts payable	$21,397	$25,090
Income taxes payable	1,465	—
Accrued personnel costs	31,812	24,401
Other current liabilities	16,550	16,360
Liabilities of businesses held for sale	5,504	7,464

Current liabilities before client fund obligations	76,728	73,315

Client fund obligations	51,279	32,787

Total current liabilities	128,007	106,102

Bank debt	43,750	53,900
Deferred compensation plan obligations	8,833	4,285
Other non-current liabilities	4,459	2,989

Total liabilities	185,049	167,276

STOCKHOLDERS’ EQUITY

Common stock	975	964
Additional paid-in capital	447,906	444,584
Accumulated deficit	(99,889)	(113,387)
Treasury stock	(99,386)	(85,650)
Accumulated other comprehensive loss	(15)	(14)

Total stockholders’ equity	249,591	246,497

Total liabilities and stockholders’ equity	$434,640	$413,773

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Revenue	$135,339	$119,974	$430,332	$388,696
Operating expenses	120,836	107,479	369,754	330,754

Gross margin	14,503	12,495	60,578	57,942

Corporate general and administrative expense	6,364	6,008	20,236	17,757
Depreciation and amortization expense	3,807	4,047	11,594	12,014

Operating income	4,332	2,440	28,748	28,171

Other income (expense):
Interest expense	(787)	(369)	(2,413)	(1,038)
Gain on sale of operations, net	29	78	29	996
Other income, net	1,279	521	2,836	1,344

Total other income, net	521	230	452	1,302

Income from continuing operations before income tax expense	4,853	2,670	29,200	29,473

Income tax expense	2,091	1,059	11,855	11,676

Income from continuing operations	2,762	1,611	17,345	17,797

Loss from operations of discontinued businesses, net of tax	(1,529)	(1,493)	(4,540)	(3,716)

Gain on disposal of discontinued businesses, net of tax	802	238	693	238

Net income	$2,035	$356	$13,498	$14,319

Earnings per share:
Basic:
Continuing operations	$0.04	$0.02	$0.23	$0.22
Discontinued operations	(0.01)	(0.01)	(0.05)	(0.04)

Net income	$0.03	$0.01	$0.18	$0.18

Diluted:
Continuing operations	$0.04	$0.02	$0.23	$0.21
Discontinued operations	(0.01)	(0.01)	(0.05)	(0.04)

Net income	$0.03	$0.01	$0.18	$0.17

Basic weighted average shares outstanding	73,793	77,311	74,895	80,200

Diluted weighted average shares outstanding	75,988	79,373	76,886	82,480

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
Cash flows from operating activities
Net income	$13,498	$14,319

Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations of discontinued businesses, net of tax	4,540	3,716
Gain on disposal of discontinued businesses, net of tax	(693)	(238)
Gain on sale of operations, net	(29)	(996)
Bad debt expense, net of recoveries	3,952	3,109
Notes payable extinguishment	—	(428)
Depreciation and amortization expense	11,594	12,014
Deferred income taxes	(4,359)	(3,457)
Stock awards	571	286

Changes in assets and liabilities, net of acquisitions and dispositions:
Restricted cash	987	(2,927)
Accounts receivable, net	(11,147)	(12,784)
Other assets	(4,101)	(6,634)
Accounts payable	(4,013)	259
Income taxes	8,238	1,393
Accrued expenses and other liabilities	13,904	2,659

Net cash provided by continuing operations	32,942	10,291
Net cash provided by discontinued businesses	1,898	1,602

Net cash provided by operating activities	34,840	11,893

Cash flows from investing activities:
Business acquisitions, net of cash acquired and contingent consideration earned	(11,014)	(4,322)
Cash proceeds from divested operations and client lists	2,029	3,030
Additions to property and equipment, net	(4,806)	(6,093)
Net decrease in notes receivable	1,320	1,738

Net cash used in investing activities	(12,471)	(5,647)

Cash flows from financing activities:
Proceeds from bank debt	203,100	213,405
Proceeds from notes payable	196	—
Payment of bank debt	(213,250)	(174,905)
Payment of notes payable and capitalized leases	(624)	(296)
Payment for acquisition of treasury stock	(13,736)	(45,287)
Proceeds from exercise of stock options	2,169	1,023

Net cash used in financing activities	(22,145)	(6,060)

Net increase in cash and cash equivalents	224	186
Cash and cash equivalents at beginning of year	5,291	3,791

Cash and cash equivalents at end of period	$5,515	$3,977

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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (CBIZ) as of September 30, 2005, and December 31, 2004, and the results of their operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005, and 2004. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s annual report on Form 10-K for the year ended December 31, 2004. Also, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of critical accounting policies.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management’s estimates and assumptions include, but are not limited to, estimates of collectibility of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, accrued liabilities (such as incentive compensation), income taxes and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.
Reclassifications
Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the current year presentation. Reclassifications include, but may not be limited to: legal settlements (previously reported as other income (expense), net, which are now reported as corporate general and administrative expense), discontinued operations and certain other expenses that were reclassified between operating and corporate general and administrative expenses.
Operating Expenses
Operating expenses represent costs incurred by the business units, and consist primarily of personnel, occupancy and consolidation and integration related expenses. Personnel costs include base compensation, payroll taxes, and benefits, which are recognized as expense as they are incurred, and incentive compensation costs which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized, thus estimates are subject to change. Total personnel costs were $88.2 million and $77.3 million for the three months ended September 30, 2005 and 2004, and $270.1 million and $240.7 million for the nine months ended September 30, 2005 and 2004, respectively.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The largest components of occupancy costs are rent expense and utilities. Rent expense is recognized over respective lease terms, and utilities are recognized as incurred. Total occupancy costs were $9.1 million and $8.6 million for the three months ended September 30, 2005 and 2004, and $26.9 million and $25.9 million for the nine months ended September 30, 2005 and 2004, respectively.
Consolidation and integration charges are accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Accordingly, CBIZ recognizes a liability for non-cancellable lease obligations based upon the net present value of remaining lease payments, net of estimated sublease payments. The liability is determined and recognized as of the cease-use date and adjustments to the liability are made for changes in estimates in the period in which the change becomes known. See further discussion in Note 6.
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Net income as reported	$2,035	$356	$13,498	$14,319
Fair value of stock-based compensation, net of tax (1)	(227)	(358)	(799)	(1,065)

Pro-forma net income (loss)	$1,808	$(2)	$12,699	$13,254

Earnings per share:
Basic — as reported	$0.03	$0.01	$0.18	$0.18

Basic — pro-forma	$0.02	$—	$0.17	$0.17

Diluted — as reported	$0.03	$0.01	$0.18	$0.17

Diluted — pro-forma	$0.02	$—	$0.16	$0.16

(1)	A tax rate of 40.0% was applied to the fair value of options in determining pro-forma net income for the three and nine months ended September 30, 2005 and 2004.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Pro-forma results may not be representative of the effects on net income for future periods, as the level of forfeitures on existing grants and the value and amount of new grants issued in future periods may vary.
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
Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herewith for a more detailed discussion of CBIZ’s relationship with these CPA firms.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
In October 2004, the EITF reached a consensus on Issue No. 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination” (EITF 04-1). EITF 04-1 requires that a business combination between two parties that have a pre-existing relationship be treated as a multiple-element transaction with one element being the business combination and the other element being the settlement of the pre-existing relationship. The consensus applies to any business combinations consummated after October 13, 2004. The adoption of EITF 04-1 did not have a material effect on CBIZ’s consolidated financial statements.
In September 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (EITF 05-6). EITF 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for CBIZ for leasehold improvements that are purchased or acquired on or after July 1, 2005. The adoption of EITF 05-6 did not have a material effect on CBIZ’s consolidated financial statements.
In December 2004, the FASB issued Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. The adoption of FSP 109-1 did not have a material impact on the financial position, results of operations or cash flows of CBIZ.

2.	Accounts Receivable, Net
Accounts receivable balances at September 30, 2005 and December 31, 2004 were as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
Trade accounts receivable	$88,010	$82,071
Unbilled revenue	26,531	24,394

Total accounts receivable	114,541	106,465
Allowance for doubtful accounts	(6,759)	(6,039)

Accounts receivable, net	$107,782	$100,426

3.	Goodwill and Other Intangible Assets, Net
The components of goodwill and other intangible assets, net at September 30, 2005 and December 31, 2004 were as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
Goodwill	$163,005	$159,807

Intangibles:
Client lists	23,285	18,033
Other intangibles	1,493	972

Total intangibles	24,778	19,005

Total goodwill and other intangible assets	187,783	178,812
Accumulated amortization	(7,705)	(6,168)

Goodwill and other intangible assets, net	$180,078	$172,644

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Client lists are amortized over periods not exceeding ten years. Other intangibles, which consist primarily of non-compete agreements, are amortized over periods ranging from two to ten years. Amortization expense for client lists and other intangible assets was approximately $0.7 million and $0.5 million for the three months ended September 30, 2005 and 2004, and $2.0 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively.

4.	Bank Debt
Bank debt balances at September 30, 2005 and December 31, 2004 were as follows (in thousands, except percentages):

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
Bank debt:
Revolving credit facility	$43,750	$53,900

Weighted average rates (1)	5.18%	3.54%

Range of effective rates (1)	3.94% - 6.75%	2.98% - 5.25%

(1)	Rates are provided for the nine months ended September 30, 2005, and the twelve months ended December 31, 2004, respectively.
CBIZ maintains a $100.0 million credit facility with Bank of America as agent bank for a group of five participating banks. The facility has a five year term expiring August 2009 and an option to increase the commitment to $125.0 million. The credit facility is secured by substantially all assets of CBIZ, as well as the capital stock of its subsidiaries. Management believes that the carrying amount of bank debt approximates its fair value, and CBIZ had approximately $46.1 million of available funds under the facility at September 30, 2005.
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
The facility is subject to certain financial covenants that may limit CBIZ’s ability to borrow up to the total commitment amount. Covenants require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. Limitations are also placed on CBIZ’s ability to acquire businesses, repurchase CBIZ common stock and to divest operations. As of September 30, 2005, CBIZ believes it was in compliance with its covenants.
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
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of security deposits, which totaled $2.0 million and $2.9 million as of September 30, 2005, and December 31, 2004, respectively. CBIZ also acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $2.5 million and $1.3 million as of September 30, 2005, and December 31, 2004, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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
Consolidation and integration charges include costs for moving facilities, non-cancelable lease obligations, adjustments to lease accruals based on changes in sublease assumptions and severance obligations, and totaled $0.7 million and $1.2 million for the three months ended September 30, 2005 and 2004, and $3.5 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. Significant consolidation and integration initiatives during 2005 included the consolidation of offices in the Denver market and the continuation of consolidation activities in the Chicago market, resulting in $0.6 million and $1.7 million in consolidation and integration charges during the nine months ended September 30, 2005, respectively. Consolidation charges for the nine months ended September 30, 2004 included $1.0 million related to real estate leasing costs in the Chicago market.
The consolidation and integration reserve balance as of December 31, 2004, and activity during the nine months ended September 30, 2005, were as follows (in thousands):

Consolidation and
Integration
Reserve
Reserve balance at December 31, 2004	$3,410
Adjustments against income (1)	3,496
Payments	(3,089)

Reserve balance at September 30, 2005	$3,817

(1)	Adjustments against income are included in operating expenses in the accompanying consolidated statements of operations.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7.	Earnings Per Share
CBIZ presents both basic and diluted earnings per share. The following data shows the amounts used in computing earnings per share and the effect on the weighted average number of dilutive potential common shares (in thousands, except per share data).

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Numerator:
Net income	$2,035	$356	$13,498	$14,319

Denominator:
Basic
Weighted average common shares	73,793	77,311	74,895	80,200

Diluted
Options	2,132	2,049	1,948	2,267
Restricted stock awards	60	11	40	11
Contingent shares (1)	3	2	3	2

Total diluted weighted average common shares	75,988	79,373	76,886	82,480

Basic net income per share	$0.03	$0.01	$0.18	$0.18

Diluted net income per share	$0.03	$0.01	$0.18	$0.17

(1)	Contingent shares represent shares that will not be issued until future conditions have been met.

8.	Acquisitions
During the nine months ended September 30, 2005, CBIZ completed acquisitions of a registered investment firm in Cleveland, Ohio, an accounting and consulting practice in San Diego, California, and a valuation business in Milwaukee, Wisconsin which is reported as part of our National Practices — Other segment. In addition, CBIZ acquired the client lists of an accounting and consulting practice in Philadelphia, Pennsylvania and of a Benefits and Insurance practice in Charlotte, North Carolina. Aggregate consideration for the acquisitions consisted of approximately $6.6 million cash, $0.4 million in notes and 45,000 shares of restricted common stock (estimated stock value of $0.2 million at acquisition) paid at closing, and up to an additional $13.2 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue or earnings targets.
During the nine months ended September 30, 2004, CBIZ completed the acquisition of a benefits and insurance firm in Chicago, Illinois, an accounting tax and advisory firm in Denver, Colorado, and a technology firm in Cleveland, Ohio which is reported as part of our National Practices — Other segment. Aggregate consideration for the acquisitions consisted of approximately $2.9 million cash and 136,000 shares of restricted common stock (estimated stock value of $0.6 million at acquisition) paid at closing, and up to an additional $5.7 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue or earnings targets.
The operating results of these firms have been included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) was allocated to goodwill. Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the nine months ended September 30, 2005 and 2004 were as follows (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
Goodwill	$3,198	$2,503

Client lists	$5,605	$2,912

Other intangible assets	$597	$202

9.	Divestitures
During the first quarter of 2005, CBIZ closed an operation from the Accounting, Tax and Advisory practice group, and committed to the sale of a business unit from the Benefits and Insurance practice group and to the closure of certain operations from a business unit in the National Practices — Other practice group. During the third quarter of 2005, CBIZ sold the Benefits and Insurance operation for proceeds that consisted of: $2.0 million cash received at closing; $4.1 million due from others which is subject to adjustment based upon actual cash collected on accounts receivable that were sold; and contingent proceeds which will be determined based upon the divested operation’s actual future performance. The contingent proceeds will be recorded as an adjustment to the gain on sale of discontinued businesses upon receipt of payments; adjustments to the note receivable will be recorded to the operations of discontinued businesses. These operations qualified for treatment as discontinued businesses and are classified as such in the accompanying consolidated financial statements as further discussed in Note 11.
CBIZ also sold a client list from the Benefits and Insurance practice group during the third quarter of 2005, which did not qualify for treatment as a discontinued business. The client list was sold for proceeds of approximately $29,000 cash, and resulted in a pretax gain of $29,000 which is reported as gain on sale of operations, net from continuing operations.
During the first quarter of 2004, CBIZ sold a business operation and a client list from the Accounting, Tax and Advisory practice group, for aggregate proceeds of $0.5 million cash and $0.4 million notes receivable. The sales resulted in a $0.4 million pretax gain, which is reported as gain on sale of operations, net from continuing operations in the consolidated financial statements. These sales did not satisfy the criteria for treatment as discontinued businesses.
During the second quarter of 2004, CBIZ sold two client lists and related assets within the Accounting, Tax and Advisory practice group, a client list and related assets within the Benefits and Insurance practice group, and committed to the disposal of a business unit within the National Practices — Other practice group. The client lists and related assets were sold for aggregate proceeds of $2.5 million cash, $0.7 million notes receivable, and CBIZ stock valued at $0.1 million, and resulted in a $0.5 million pretax gain which is reported as gain on sale of operations, net from continuing operations in the consolidated financial statements. The National Practices business unit satisfied the criteria for treatment as a discontinued operation, and is classified as such in the accompanying consolidated financial statements.
During the third quarter of 2004, CBIZ disposed of two operations within the Accounting, Tax and Advisory practice group, through a sale and a closure; the disposals qualified for treatment as discontinued businesses and are classified as such in the accompanying consolidated financial statements. CBIZ also sold a business unit within the Accounting, Tax and Advisory practice group during the third quarter of 2004 which did not qualify for treatment as a discontinued business. This sale resulted in a pretax gain of $78,000 and is reported as gain on sale of operations, net from continuing operations. Aggregate proceeds from the third quarter sales were approximately $2.8 million, and consisted of $1.7 million cash and $1.1 million in notes receivable.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

10.	Segment Disclosures
CBIZ’s business units have been aggregated into three practice groups: Accounting, Tax and Advisory Services; Benefits and Insurance; and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment; and similarity of economic conditions affecting long-term performance. Additionally, the business units are managed along these segment lines, and each segment line reports to a Practice Group Leader. The Medical Management Professionals unit (CBIZ MMP), which reports under the National Practices group, exceeds the quantitative threshold of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for aggregation and therefore is reported as a separate segment.
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
Medical Management Professionals. The CBIZ MMP subsidiary of the National Practice group offers services to hospital-based physicians in the following areas: billing and accounts receivable management; coding and automated claims filing; comprehensive delinquent claims follow up and collections; compliance plans to meet government and other third party regulations; local office management; and comprehensive statistical and operational reporting; financial reporting, accounts payable, payroll, general ledger processing; design and implementation of managed care contracts with focus on negotiation strategies, pricing, cost containment and utilization tracking; review and negotiation of hospital contracts; evaluation of other strategic business partners; identification and coordination of practice manager and integration opportunities; and coordination of practice expansion efforts.
Corporate and Other. Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of incentive compensation and consolidation and integration charges.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Certain amounts in the 2004 segment data have been reclassified to account for the transfer of certain operations from the Benefits and Insurance practice group to the Accounting, Tax and Advisory practice group in January, 2005. Segment information for the three and nine months ended September 30, 2005 and 2004 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2005
	Accounting,	Benefits		National
	Tax and	and	CBIZ	Practices	Corporate
	Advisory	Insurance	MMP	Other	& Other	Total
Revenue	$55,011	$36,888	$25,189	$18,251	$—	$135,339
Operating expenses	49,987	28,850	20,051	16,876	5,072	120,836

Gross margin	5,024	8,038	5,138	1,375	(5,072)	14,503

Corporate general & admin	—	—	—	—	6,364	6,364
Depreciation & amortization	866	758	699	176	1,308	3,807

Operating income (loss)	4,158	7,280	4,439	1,199	(12,744)	4,332

Other income (expense):
Interest expense	(25)	(1)	—	—	(761)	(787)
Gain on sale of operations, net	—	—	—	—	29	29
Other income, net	119	121	14	338	687	1,279

Total other income (expense)	94	120	14	338	(45)	521

Income (loss) from continuing operations before income tax expense	$4,252	$7,400	$4,453	$1,537	$(12,789)	$4,853

	THREE MONTHS ENDED SEPTEMBER 30, 2004
	Accounting,	Benefits		National
	Tax and	and	CBIZ	Practices	Corporate
	Advisory	Insurance	MMP	Other	and Other	Total
Revenue	$45,885	$34,682	$22,262	$17,145	$—	$119,974
Operating expenses	42,364	27,763	17,929	15,633	3,790	107,479

Gross margin	3,521	6,919	4,333	1,512	(3,790)	12,495

Corporate general & admin	—	—	—	—	6,008	6,008
Depreciation & amortization	968	729	688	206	1,456	4,047

Operating income (loss)	2,553	6,190	3,645	1,306	(11,254)	2,440

Other income (expense):
Interest income (expense)	(13)	74	—	—	(430)	(369)
Gain on sale of operations, net	—	—	—	—	78	78
Other income (expense), net	36	392	3	(277)	367	521

Total other income (expense)	23	466	3	(277)	15	230

Income (loss) from continuing operations before income tax expense	$2,576	$6,656	$3,648	$1,029	$(11,239)	$2,670

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	NINE MONTHS ENDED SEPTEMBER 30, 2005
	Accounting,	Benefits		National
	Tax and	and	CBIZ	Practices	Corporate
	Advisory	Insurance	MMP	Other	and Other	Total
Revenue	$193,098	$109,475	$72,644	$55,115	$—	$430,332
Operating expenses	157,681	87,583	59,370	49,880	15,240	369,754

Gross margin	35,417	21,892	13,274	5,235	(15,240)	60,578

Corporate general & admin	—	—	—	—	20,236	20,236
Depreciation & amortization	2,683	2,285	2,110	587	3,929	11,594

Operating income (loss)	32,734	19,607	11,164	4,648	(39,405)	28,748

Other income (expense):
Interest expense	(79)	(3)	—	—	(2,331)	(2,413)
Gain on sale of operations, net	—	—	—	—	29	29
Other income, net	272	279	49	837	1,399	2,836

Total other income (expense)	193	276	49	837	(903)	452

Income (loss) from continuing operations before income tax expense	$32,927	$19,883	$11,213	$5,485	$(40,308)	$29,200

	NINE MONTHS ENDED SEPTEMBER 30, 2004
	Accounting,	Benefits		National
	Tax and	and	CBIZ	Practices	Corporate
	Advisory	Insurance	MMP	Other	and Other	Total
Revenue	$166,090	$106,996	$64,321	$51,289	$—	$388,696
Operating expenses	136,215	84,826	53,140	46,081	10,492	330,754

Gross margin	29,875	22,170	11,181	5,208	(10,492)	57,942

Corporate general & admin	—	—	—	—	17,757	17,757
Depreciation & amortization	2,820	2,130	2,025	610	4,429	12,014

Operating income (loss)	27,055	20,040	9,156	4,598	(32,678)	28,171

Other income (expense):
Interest income (expense)	(31)	59	—	—	(1,066)	(1,038)
Gain on sale of operations, net	—	—	—	—	996	996
Other income (expense), net	227	384	(5)	(11)	749	1,344

Total other income (expense)	196	443	(5)	(11)	679	1,302

Income (loss) from continuing operations before income tax expense	$27,251	$20,483	$9,151	$4,587	$(31,999)	$29,473

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11.	Discontinued Businesses
From time to time, CBIZ will divest (through sale or closure) business operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired.
During the first quarter of 2005, CBIZ closed an operation from the Accounting, Tax and
Advisory practice group, and committed to the sale of a business unit from the Benefits and Insurance practice group and to the closure of certain operations from a business unit in the National Practices — Other practice group. There were no business operations divested during the second quarter of 2005. The sale of the business unit from the Benefits and Insurance practice group was completed during the third quarter of 2005.
During the year ended December 31, 2004, CBIZ divested of three business operations that qualified for treatment as discontinued businesses. Two business units from the Accounting, Tax and Advisory practice group were divested during the third quarter of 2004 through a sale and a closure, and a business unit from the National Practices — Other practice group was closed during the fourth quarter of 2004. There were no businesses divested during the first or second quarters of 2004, and there were no businesses available for sale at December 31, 2004.
These business operations are reported as discontinued businesses and the net assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and loss from operations of discontinued businesses for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Revenue	$623	$2,464	$2,911	$9,130

Loss from operations of discontinued businesses, before income tax benefit	$(2,351)	$(2,190)	$(6,984)	$(5,549)
Income tax benefit	(822)	(697)	(2,444)	(1,833)

Loss from operations of discontinued businesses, net of tax	$(1,529)	$(1,493)	$(4,540)	$(3,716)

Gains on the disposal of discontinued businesses for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Gain on disposal of discontinued businesses, before income tax expense	$1,233	$561	$1,066	$561
Income tax expense	431	323	373	323

Gain on disposal of discontinued businesses, net of tax	$802	$238	$693	$238

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At September 30, 2005 and December 31, 2004, the assets and liabilities of business operations classified as discontinued businesses consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
Assets:
Accounts receivable, net	$208	$9,342
Due from others	3,377	—
Funds held for clients	3,500	5,450
Property and equipment, net	152	1,326
Deferred income taxes, net	250	250
Other assets	12	123

Assets of businesses held for sale	$7,499	$16,491

Liabilities:
Accounts payable	$622	$919
Accrued personnel costs	40	197
Client fund obligations	3,500	5,450
Other liabilities	1,342	898

Liabilities of businesses held for sale	$5,504	$7,464

12.	Subsequent Events
CBIZ repurchased 583,000 shares of its common stock at a cost of approximately $2.9 million during the period October 1 through October 26, 2005. Shares were repurchased pursuant to a Rule 10b5-1 trading plan, which allowed CBIZ to repurchase shares during a period when regulatory restrictions would normally have precluded CBIZ from being active in the trading market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at September 30, 2005 and December 31, 2004, results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.
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
CBIZ seeks to strengthen its operations and customer service capabilities by making acquisitions in markets where it currently operates and where the prospects are favorable to increase its market share and become a more significant provider of a comprehensive range of business services. During the nine months ended September 30, 2005, CBIZ acquired three businesses including a registered investment advisory firm in Cleveland, Ohio, an accounting and consulting practice in San Diego, California, and a valuation firm in Milwaukee, Wisconsin. In addition, CBIZ acquired two client lists which complement our Accounting, Tax and Advisory and Benefits and Insurance practices.
During the third quarter of 2005, CBIZ joined Kreston International, an international organization of affiliated accounting firms. The affiliation with Kreston International will allow CBIZ to access accounting services in more than 70 countries around the world, which we believe will enable us to provide more services to our existing clients, including services to clients with international needs. In addition, the affiliation with Kreston International makes CBIZ one of the preferred U.S. providers of accounting services to foreign firms, which we believe will provide us with additional clients.
As part of its strategy to promote and strengthen cross-serving, CBIZ consolidates operations and locations in fragmented markets. During the nine months ended September 30, 2005, CBIZ consolidated offices in the Denver and Atlanta markets, and continued consolidation activities in the Chicago market.
CBIZ continually evaluates its business operations, and may from time to time sell or close operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. During the nine months ended September 30, 2005, CBIZ sold a business operation from the Benefits and Insurance practice group, closed a business operation from the Accounting, Tax and Advisory practice group, and committed to the closure of certain operations from a business unit in the National Practices — Other practice group.
CBIZ believes that repurchasing shares of its common stock is a use of cash that provides value to stockholders, and accordingly the Board of Directors approved a plan allowing CBIZ to repurchase up to 5.0 million shares of its common stock during 2005. During the nine months ended September 30, 2005, CBIZ repurchased approximately 3.2 million shares of CBIZ common stock at a total cost of $13.7 million. The credit facility and net cash provided by CBIZ operations were utilized to fund share repurchases.
Due to seasonality in the Accounting, Tax and Advisory (ATA) and Benefits and Insurance (B&I) practices, a disproportionately large amount of CBIZ’s revenue is earned in the first half of the year. The ATA practice experiences heavy volume in the first four months of the year primarily as a result of year-end accounting and tax services, and the B&I practice experiences some seasonality with regards to the timing of certain commissions from carriers. These revenue levels are supported by operating costs that are relatively fixed in the short term, and thus result in higher operating margins in the first half of the year. The seasonality of our businesses also results in a net use of cash from operations in the first quarter of the year, followed by cash provided from operations in subsequent quarters. The impact on cash flow occurs as the majority of accounts receivable for services provided and billed to clients in the first four months of the year are not collected until subsequent quarters.
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
Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and amounted to approximately $10.4 million and $6.1 million for the three months ended September 30, 2005 and 2004 and $47.1 million and $32.4 million for the nine months ended September 30, 2005 and 2004, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis. The ASAs typically have terms ranging up to ten years, and are renewable upon agreement by both parties.
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
Benefits and Insurance (B&I) Practice
CBIZ’s Benefits and Insurance Services group maintains relationships with some but not all insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals. These compensation arrangements are provided to CBIZ as a result of our performance and expertise by which products and services are provided to the client and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received during the year ended December 31, 2004 and during the nine months ended September 30, 2005, was less than 2.0% of consolidated CBIZ revenues for the respective periods.
State insurance regulators have conducted inquiries to clarify the nature of compensation arrangements within the insurance brokerage industry. To date, CBIZ, along with other major insurance brokerage companies, has received several requests for information regarding our compensation arrangements related to these practices from such authorities. CBIZ also recently received a subpoena from the New York Attorney General regarding its insurance brokerage compensation arrangements. CBIZ has discussed the nature of these inquires and compensation arrangements with each of the major insurance carriers with whom we have established these arrangements. We believe that our arrangements are not unlawful and that any changes to compensation arrangements in the future will have minimal impact on CBIZ, barring future regulatory action. Future regulatory action may limit or eliminate our ability to enhance revenue through all current compensation arrangements, and may result in a diminution of future revenue from these sources.
Results of Operations — Continuing Operations
CBIZ delivers products and services through three practice groups. A brief description of these groups’ operating results and factors affecting their businesses is provided below. The Medical Management Professionals unit (CBIZ MMP), which reports under the National Practices group, exceeds the quantitative threshold of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for aggregation and therefore is reported as a separate segment.
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for an operation divested on September 1, 2005, revenue from the periods July 1 through August 31 is included in same-unit revenue for third quarter of both years; revenue for the month of September, 2004 is reported as revenue from divested operations. Revenue from divested operations represents operations that did not meet the criteria for treatment as discontinued businesses.

Three months ended September 30, 2005 and 2004
Revenue
The following table summarizes total revenue for the three months ended September 30, 2005 and 2004 (in thousands, except percentages).

	THREE MONTHS ENDED SEPTEMBER 30,
		% of		% of	$	%
	2005	Total	2004	Total	Change	Change
Same-unit revenue
Accounting, Tax and Advisory	$51,430	38.0%	$45,885	38.2%	$5,545	12.1%
Benefits and Insurance	35,877	26.5%	34,682	28.9%	1,195	3.4%

CBIZ MMP	25,189	18.6%	22,262	18.6%	2,927	13.1%
National Practices — Other	17,947	13.3%	17,145	14.3%	802	4.7%

Total National Practices	43,136	31.9%	39,407	32.9%	3,729	9.5%

Total same-unit revenue	130,443	96.4%	119,974	100.0%	10,469	8.7%

Acquired businesses	4,896	3.6%	—		4,896
Divested operations	—		—		—

Total revenue	$135,339		$119,974		$15,365	12.8%

Same-unit revenue growth was 8.7% for the three months ended September 30, 2005 from the comparable period in 2004. A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Operating Expenses
Operating expenses increased to $120.8 million for the three months ended September 30, 2005, from $107.5 million for the comparable period in 2004, an increase of $13.3 million or 12.4%. As a percent of revenue, operating expenses (excluding consolidation and integration charges) were 88.8% and 88.6% for the three months ended September 30, 2005 and 2004, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 80.5% and 79.9% of total operating expenses and 71.9% and 71.5% of revenue for the three months ended September 30, 2005 and 2004, respectively. As the majority of our operating costs are relatively fixed in the short term, gross margin as a percentage of revenue generally improves with revenue growth. A more comprehensive analysis of operating expenses (excluding consolidation and integration charges) and their impact on gross margin is discussed by operating practice group below.
Consolidation and integration charges are reported as operating expenses in the accompanying consolidated statements of operations, and were 0.5% and 1.0% of revenue for the three months ended September 30, 2005 and 2004, respectively. Consolidation and integration charges during the third quarter of 2004 included $1.0 million related to real estate leasing costs in the Chicago market. There were no significant consolidation and integration charges during the third quarter of 2005.
Corporate general and administrative expenses increased to $6.4 million for the three months ended September 30, 2005, from $6.0 million for the comparable period in 2004. As a percentage of revenue, corporate general and administrative expenses decreased to 4.7% from 5.0% for the three months ended September 30, 2005 and 2004, respectively. The increase in corporate general and administrative expenses was primarily attributable to compensation and benefits, including expenses related to our incentive compensation plan which are estimated and accrued on a monthly basis. As the final determination of incentive compensation is not made until after year-end results are finalized, the estimates are subject to change. The incentive compensation plan is further discussed under “Estimates of Incentive Compensation Costs and Effective Income Tax Rates” below.
Depreciation and amortization expense was $3.8 million and 2.8% of revenue for the three months ended September 30, 2005, compared to $4.0 million and 3.4% of revenue for the comparable period in 2004. The decrease in depreciation and amortization expense was primarily attributable to the shift from purchasing computer-related equipment and furniture to leasing such items. Operating lease costs are recorded as operating expenses rather than capitalized and recorded as depreciation expense. Lease expenses related to these items totaled $0.9 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively.
Interest expense increased by $0.4 million, to $0.8 million for the three months ended September 30, 2005, from $0.4 million for the three months ended September 30, 2004. The increase in interest expense was the result of higher average debt and interest rates during the three months ended September 30, 2005 verses the comparable period in 2004. Average debt was $46.9 million for the three months ended September 30, 2005, compared to $45.5 million for the comparable period in 2004, and average interest rates were 5.7% and 3.5% during the three months ended September 30, 2005 and 2004, respectively. Higher average debt in the third quarter of 2005 compared to the third quarter of 2004, was primarily due to share repurchases and acquisitions. Debt is further discussed under “Liquidity and Capital Resources”.
Gain on sale of operations, net was $29,000 for the three months ended September 30, 2005 and was related to the sale of a client list from the Benefits and Insurance practice group. For the three months ended September 30, 2004, gain on sale of operations, net was $78,000 and was related to the sale of a business in the Accounting, Tax and Advisory practice group.
Other income, net was $1.3 million for the three months ended September 30, 2005, and $0.5 million for the comparable period in 2004. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ’s payroll business, income earned on assets held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. The increase in other income for the third quarter of 2005 from the comparable period in 2004 was primarily the result of higher interest earned on restricted cash and funds held for clients primarily at CBIZ’s payroll business, and income earned on assets of the deferred compensation plan.
CBIZ recorded income tax expense from continuing operations of $2.1 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively. The effective tax rate for the three months ended September 30, 2005 was 43.1%, compared to an effective rate of 39.7% for the comparable period in 2004.
Operating Practice Groups
Accounting, Tax and Advisory Services (ATA).

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$51,430	$45,885	$5,545
Acquired businesses	3,581	—	3,581
Divested operations	—	—	—

Total revenue	$55,011	$45,885	$9,126

Operating expenses	49,987	42,364	7,623

Gross margin	$5,024	$3,521	$1,503

Gross margin percent	9.1%	7.7%	1.4%
Same-unit revenue for the three months ended September 30, 2005 increased by $5.5 million or 12.1% from the three months ended September 30, 2004. The growth in same-unit revenue was primarily due to an increase in the aggregate number of hours charged to clients for consulting, litigation support and Sarbanes-Oxley consulting and compliance services, price increases for traditional accounting and tax services, and a higher number of transactions closed by our real estate brokerage firm in the third quarter of 2005 verses the comparable period in 2004. The growth in revenue from acquired businesses was provided by an accounting and consulting firm in San Diego, California.
The largest components of operating expenses for the Accounting, Tax and Advisory practice group are personnel costs, occupancy costs and professional service fees paid to third parties, representing 88.9% and 89.2% of total operating expenses for the three months ended September 30, 2005 and 2004, respectively. Personnel costs increased $6.0 million but decreased to 70.7% of revenue for the three months ended September 30, 2005 from 71.6% of revenue for the comparable period in 2004. Acquired businesses contributed $2.4 million of the increase in personnel costs; the remainder of the increase was due to additional personnel necessary to accommodate revenue growth combined with annual increases in compensation rates for 2005. The decrease in personnel costs as a percent of revenue was the result of improved utilization of personnel. Occupancy costs are relatively fixed in nature but increased $0.3 million for the three months ended September 30, 2005 from the comparable period in 2004, primarily due to the business acquired in San Diego, California. As a percentage of revenue, occupancy costs decreased to 7.1% for the three months ended September 30, 2005 from 7.9% for the comparable period in 2004, primarily due to the increase in revenue previously discussed. Professional service fees paid to third parties increased $0.3 million for the three months ended September 30, 2005 from the comparable period in 2004, and remained consistent as a percentage of revenue at 2.9% for both periods. Professional service fees paid to third parties are primarily the result our utilization of third-party professionals to provide Sarbanes-Oxley consulting and compliance services to our clients.
Gross margin as a percent of revenue increased by 1.4% for the three months ended September 30, 2005 from the comparable period in 2004, primarily due to the improved utilization of personnel combined with an increase in rates charged to clients for accounting and tax services. CBIZ expects gross margin as a percentage of revenue for the fourth quarter of 2005 to improve slightly over 2004 levels.
Benefits and Insurance Services (B&I).

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$35,877	$34,682	$1,195
Acquired businesses	1,011	—	1,011
Divested operations	—	—	—

Total revenue	$36,888	$34,682	$2,206

Operating expenses	28,850	27,763	1,087

Gross margin	$8,038	$6,919	$1,119

Gross margin percent	21.8%	19.9%	1.9%
Same-unit revenue for the three months ended September 30, 2005 increased by $1.2 million or 3.4% from the three months ended September 30, 2004. The increase in same-unit revenue was primarily attributable to growth in our group health and human capital advisory businesses, and the timing of policies sold by our specialty life insurance business. These increases were partially offset by the loss of a large client from our retail business and pricing of property and casualty policies sold during the third quarter ended September 30, 2005 verses the comparable period in 2004. The growth in revenue from acquired businesses was provided by a group benefits business in Owings Mills, Maryland and a registered investment advisory firm in Cleveland, Ohio.
The largest components of operating expenses for the Benefits and Insurance practice group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 86.5% and 86.1% of total operating expenses for the three months ended September 30, 2005 and 2004, respectively. Personnel costs increased $1.5 million to 55.9% of revenue for the third quarter of 2005 from 55.3% of revenue for the comparable period in 2004. Acquired businesses contributed $0.6 million of the increase in personnel costs; the remainder of the increase was primarily the result of investments in sales and support personnel intended to promote organic growth. CBIZ expects the investments in sales personnel to result in margin improvement in future periods, after production levels have been established. Commissions paid to third party brokers decreased as a percentage of revenue to 6.1% for the three months ended September 30, 2005 from 7.9% for the three months ended September 30, 2004, primarily due to a decline in revenue at a national business unit that specializes in life insurance, as the majority of the unit’s revenues are generated by external brokers. Occupancy costs are relatively fixed in nature and decreased as a percentage of revenue to 5.6% for the quarter ended September 30, 2005 from 5.8% for the comparable period in 2004, primarily as a result of overall growth in revenue.
Gross margin as a percent of revenue increased by 1.9% for the three months ended September 30, 2005 from the comparable period in 2004, primarily due to the growth in revenue combined with expense management efforts. The B&I group has improved gross margin during the second and third quarters of 2005, and expects improvement to continue during the fourth quarter of 2005.

CBIZ Medical Management Professionals (CBIZ MMP).

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$25,189	$22,262	$2,927
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$25,189	$22,262	$2,927

Operating expenses	20,051	17,929	2,122

Gross margin	$5,138	$4,333	$805

Gross margin percent	20.4%	19.5%	0.9%
CBIZ MMP revenue increased by $2.9 million or 13.1% for the three months ended September 30, 2005 from the three months ended September 30, 2004. Growth was attributable to new clients obtained in 2005, the maturation of clients obtained in 2004, and growth in revenue from existing clients.
The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 88.7% and 89.4% of total operating expenses for the three months ended September 30, 2005 and 2004, respectively. Personnel costs increased by $1.3 million, but decreased as a percentage of revenue to 56.7% for the three months ended September 30, 2005, from 58.1% for the comparable period in 2004. The increase in personnel costs was directly related to an increase in the number of client service staff employed by CBIZ MMP during 2005 compared to 2004, as required to support the growth in revenue; additionally, CBIZ MMP added personnel in the compliance and technology disciplines to support the current infrastructure and to position the unit for continued growth in the future. The decrease in personnel costs as a percent of revenue was the result of the growth in revenue as previously discussed. Occupancy costs increased $0.4 million to 7.0% of revenue for the three months ended September 30, 2005, from 6.3% of revenue for the comparable period in 2004. The increase in occupancy costs was primarily due to additional space required and expenses incurred to accommodate overall growth of the unit. Office expenses for the three months ended September 30, 2005 increased 4.0% from the comparable period in 2004 in response to overall growth of the unit.
Gross margin as a percentage of revenue increased 0.9% for the three months ended September 30, 2005 from the comparable period in 2004. CBIZ MMP expects revenue growth to continue in the fourth quarter of 2005, and operating expenses are expected to continue to increase as the result of investments to upgrade CBIZ MMP’s operating system. Gross margin is expected to remain consistent with current levels.
National Practices Services – Other.

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$17,947	$17,145	$802
Acquired businesses	304	—	304
Divested operations	—	—	—

Total revenue	$18,251	$17,145	$1,106

Operating expenses	16,876	15,633	1,243

Gross margin	$1,375	$1,512	$(137)

Gross margin percent	7.5%	8.8%	(1.3%)
Same-unit revenue increased $0.8 million or 4.7% for the three months ended September 30, 2005 from the comparable period in 2004, attributable primarily to our valuation and technology businesses. Growth in revenue experienced by our technology business was largely the result of sales to new clients, as well as increased product sales at one unit. The growth in revenue from acquired businesses was provided by a valuation business in Milwaukee, Wisconsin.

The largest components of operating expenses for the National Practices Services — Other segment are personnel costs, direct costs and occupancy costs, representing 88.5% and 90.7% of total operating expenses for the three months ended September 30, 2005 and 2004, respectively. Personnel costs increased by $0.5 million for the three months ended September 30, 2005 from the comparable period in 2004, of which $0.2 million was attributable to acquired businesses. As a percentage of revenue, personnel costs decreased to 61.5% for the three months ended September 30, 2005, from 62.7% for the three months ended September 30, 2004. Direct costs (which consist primarily of product costs associated with hardware sales in the technology businesses) increased $0.5 million to 14.9% of revenue for the three months ended September 30, 2005, from 12.9% of revenue for the three months ended September 30, 2004. Direct costs increased as a percentage of revenue and personnel costs decreased as a percentage of revenue, as a larger portion of revenue was derived from product sales during the three months ended September 30, 2005 than in the comparable period of 2004. Occupancy costs are relatively fixed in nature and decreased as a percentage of revenue to 5.4% in the third quarter of 2005 from 7.0% in the third quarter of 2004. The decrease in occupancy costs as a percentage of revenue resulted from a combination of revenue growth, and the shutdown of unprofitable facilities. CBIZ closed facilities in the mergers and acquisition and valuation businesses in June 2004, as well as an unprofitable office in the valuation business during the first quarter of 2005.
Gross margin as a percentage of revenue decreased 1.3% for the three months ended September 30, 2005 from the comparable period in 2004, primarily as a result of the mix of product sales that occurred in the technology businesses. CBIZ expects gross margin for the fourth quarter of 2005 to be in line with 2004 levels.
Nine months ended September 30, 2005 and 2004
Revenue
The following table summarizes total revenue for the nine months ended September 30, 2005 and 2004 (in thousands, except percentages).

	NINE MONTHS ENDED SEPTEMBER 30,
		% of		% of	$	%
	2005	Total	2004	Total	Change	Change
Same-unit revenue
Accounting, Tax and Advisory	$179,804	41.8%	$165,458	42.6%	$14,346	8.7%
Benefits and Insurance	106,239	24.7%	106,996	27.5%	(757)	(0.7%)

CBIZ MMP	72,644	16.9%	64,321	16.5%	8,323	12.9%
National Practices — Other	53,198	12.3%	51,289	13.2%	1,909	3.7%

Total National Practices	125,842	29.2%	115,610	29.7%	10,232	8.9%

Total same-unit revenue	411,885	95.7%	388,064	99.8%	23,821	6.1%

Acquired businesses	18,447	4.3%	—		18,447
Divested operations	—		632	0.2%	(632)

Total revenue	$430,332		$388,696		$41,636	10.7%

The 6.1% growth in same-unit revenue for the nine months ended September 30, 2005 from the comparable period in 2004 was attributable to growth in the Accounting, Tax and Advisory, CBIZ MMP and National Practices — Other Practice Groups, offset by a slight decline in same-unit revenue in the Benefits and Insurance practice group. A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Operating Expenses
Operating expenses increased to $369.8 million for the nine months ended September 30, 2005, from $330.8 million for the comparable period in 2004, an increase of $39.0 million or 11.8%. As a percent of revenue, operating expenses (excluding consolidation and integration charges) were 85.1% and 84.5% for the nine months ended September 30, 2005 and 2004, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 80.3% and 80.6% of total operating expenses and 69.0%

and 68.6% of revenue for the nine months ended September 30, 2005 and 2004, respectively. As the majority of our operating costs are relatively fixed in the short term, gross margin as a percentage of revenue generally improves with revenue growth. However, for the nine months ended September 30, 2005 verses the comparable period in 2004, gross margin as a percentage of revenue declined; this decline was primarily the result of consolidation and integration charges incurred during the first quarter of 2005 (described in further detail below), and expenses related to our incentive compensation plan which are estimated and accrued on a monthly basis. A more comprehensive analysis of operating expenses (excluding consolidation and integration charges) and their impact on gross margin is discussed by operating practice group below.
Consolidation and integration charges are reported as operating expenses in the accompanying consolidated statements of operations, and were 0.8% and 0.6% of revenue for the nine months ended September 30, 2005 and 2004, respectively. The increase in consolidation and integration charges in 2005 verses 2004,was primarily due to co-location activities in the Denver and Chicago markets during the first quarter of 2005.
Corporate general and administrative expenses increased to $20.2 million and 4.7% of revenue for the nine months ended September 30, 2005, from $17.8 million and 4.6% of revenue for the comparable period in 2004. The increase in corporate general and administrative expenses was primarily attributable to compensation and benefits, including expenses related to our incentive compensation plan which are estimated and accrued on a monthly basis. As the final determination of incentive compensation is not made until after year-end results are finalized, the estimates are subject to change. The incentive compensation plan is further discussed under “Estimates of Incentive Compensation Costs and Effective Income Tax Rates” below.
Depreciation and amortization expense was $11.6 million and 2.7% of revenue for the nine months ended September 30, 2005, compared to $12.0 million and 3.1% of revenue for the comparable period in 2004. The decrease in depreciation and amortization expense was primarily attributable to the shift from purchasing computer-related equipment and furniture to leasing such items. Operating lease costs are recorded as operating expenses rather than capitalized and recorded as depreciation expense. Lease expenses related to these items totaled $2.6 million and $1.8 million for the nine months ended September 30, 2005 and 2004, respectively.
Interest expense increased by $1.4 million, to $2.4 million for the nine months ended September 30, 2005, from $1.0 million for the nine months ended September 30, 2004. The increase in interest expense was the result of higher average debt and interest rates during the nine months ended September 30, 2005 verses the comparable period in 2004. Average debt was $55.2 million for the nine months ended September 30, 2005 compared to $37.6 million for the same period in 2004, and average interest rates were 5.2% and 3.4% for the nine months ended September 30, 2005 and 2004, respectively. Higher debt for the first nine months of 2005 compared to the first nine months of 2004 was primarily due to $31.2 million in spending during the period October 1, 2004 through September 30, 2005, for share repurchases and acquisitions. Debt is further discussed under “Liquidity and Capital Resources”.
Gain on sale of operations, net was $29,000 for the nine months ended September 30, 2005, and was related to the sale of a client list from the Benefits and Insurance practice group. For the nine months ended September 30, 2004, gain on sale of operations, net was $1.0 million and was related to the sale of two operations and three client lists in the Accounting, Tax and Advisory practice group, and a client list from the Benefits and Insurance practice group.
Other income, net was $2.8 million for the nine months ended September 30, 2005, and $1.3 million for the comparable period in 2004. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ’s payroll business, income earned on assets held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. The increase in other income for the nine months ended September 30, 2005 from the comparable period in 2004, was primarily the result of higher interest earned on restricted cash and funds held for clients primarily at CBIZ’s payroll business, higher contingent royalties earned from previous divestitures, and income earned on assets of the deferred compensation plan.
CBIZ recorded income tax expense from continuing operations of $11.9 million and $11.7 million for the nine months ended September 30, 2005 and 2004, respectively. Income taxes were adjusted in the third quarter of 2005 based on an estimated effective tax rate of 40.6% for 2005, compared to an estimated effective tax rate of 39.6% for the comparable period in 2004. Effective tax rates for the nine months ended September 30, 2005 and 2004 are generally in line with statutory federal and state tax rates.

Operating Practice Groups
Accounting, Tax and Advisory Services.

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$179,804	$165,458	$14,346
Acquired businesses	13,294	—	13,294
Divested operations	—	632	(632)

Total revenue	$193,098	$166,090	$27,008

Operating expenses	157,681	136,215	21,466

Gross margin	$35,417	$29,875	$5,542

Gross margin percent	18.3%	18.0%	0.3%
Same-unit revenue for the nine months ended September 30, 2005 increased by $14.3 million or 8.7% from the nine months ended September 30, 2004. The growth in same-unit revenue was primarily due to an increase in the aggregate number of hours charged to clients for consulting, litigation support and Sarbanes-Oxley consulting and compliance services, price increases for traditional accounting and tax services, and a higher number of transactions closed by our real estate brokerage firm during the nine months ended September 30, 2005 verses the comparable period in 2004. The growth in revenue from acquired businesses was provided by firms in Denver, Colorado and San Diego, California. Divested operations represent one small operation that did not provide opportunity for growth or cross-serving.
The largest components of operating expenses for the Accounting, Tax and Advisory practice group are personnel costs, occupancy costs and professional service fees paid to third parties, representing 88.3% of total operating expenses for the nine months ended September 30, 2005 and 2004. Personnel costs increased $16.6 million, but decreased to 63.4% of revenue for the nine months ended September 30, 2005 from 63.8% for the comparable period in 2004. Acquired businesses, net of divested operations, contributed $7.2 million of the increase in personnel costs; the remainder of the increase was due to additional personnel necessary to accommodate revenue growth combined with annual increases in compensation rates for 2005. The decrease in personnel costs as a percent of revenue was the result of improved utilization of personnel. Occupancy costs are relatively fixed in nature, but increased $0.6 million for the nine months ended September 30, 2005 from the comparable period in 2004, primarily due to the business acquired in San Diego, California. Occupancy costs decreased as a percentage of revenue to 6.0% for the nine months ended September 30, 2005 from 6.6% for the comparable period in 2004, primarily due to the increase in revenue previously discussed. Professional service fees paid to third parties increased $1.8 million to 2.6% of revenue for the nine months ended September 30, 2005 from 2.0% of revenue for the comparable period in 2004. Professional service fees paid to third parties are primarily the result our utilization of third-party professionals to provide Sarbanes-Oxley consulting and compliance services to our clients.
Gross margin as a percent of revenue increased by 0.3% for the nine months ended September 30, 2005 from the comparable period in 2004, primarily due to improved utilization of personnel for certain services combined with an increase in rates charged to clients for accounting and tax services. CBIZ expects gross margin as a percentage of revenue for the fourth quarter of 2005 to improve slightly over 2004 levels.

Benefits and Insurance Services.

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$106,239	$106,996	$(757)
Acquired businesses	3,236	—	3,236
Divested operations	—	—	—

Total revenue	$109,475	$106,996	$2,479

Operating expenses	87,583	84,826	2,757

Gross margin	$21,892	$22,170	$(278)

Gross margin percent	20.0%	20.7%	(0.7%)
Same-unit revenue for the nine months ended September 30, 2005 decreased by $0.8 million or 0.7% from the nine months ended September 30, 2004. The decline in same-unit revenue was primarily attributable to the loss of a large client in our retail business, a national business unit that sold fewer policies during the first nine months of 2005 compared to the same period in 2004, pricing of property and casualty policies sold during the first nine months of 2005 verses the comparable period in 2004, and a decline in certain commissions received from insurance companies (further described under “Benefits and Insurance Practice” above). The decline in same-unit revenue was partially offset by growth in our group health and human capital advisory businesses. The growth in revenue from acquired businesses was provided by a group benefits business in Owings Mills, Maryland and a registered investment advisory firm in Cleveland, Ohio.
The largest components of operating expenses for the Benefits and Insurance practice group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 87.0% and 86.3% of total operating expenses for the nine months ended September 30, 2005 and 2004, respectively. Personnel costs increased $4.7 million to 57.8% of revenue for the nine months ended September 30, 2005 from 54.8% of revenue for the comparable period in 2004. Acquired businesses contributed $1.9 million of the increase in personnel costs; the remainder of the increase was primarily the result of investments in sales and support personnel intended to promote organic growth. CBIZ expects the investments in sales personnel to result in margin improvement in future periods, after production levels have been established. Commissions paid to third party brokers decreased as a percentage of revenue to 6.1% from 7.8% for the nine months ended September 30, 2005 and 2004, respectively, primarily due to a decline in revenue at two national business units that specialize in life insurance, as the majority of the units’ revenues are generated by external brokers. Occupancy costs are relatively fixed in nature and decreased as a percentage of revenue to 5.7% for the nine months ended September 30, 2005 from 5.8% for the comparable period in 2004, primarily as a result of overall growth in revenue.
Gross margin as a percent of revenue decreased by 0.7% for the nine months ended September 30, 2005 from the comparable period in 2004, primarily due to the increase in personnel costs described above. The B&I group has improved gross margin during the second and third quarters of 2005, and expects improvement to continue during the fourth quarter of 2005.

CBIZ Medical Management Professionals (CBIZ MMP).

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$72,644	$64,321	$8,323
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$72,644	$64,321	$8,323

Operating expenses	59,370	53,140	6,230

Gross margin	$13,274	$11,181	$2,093

Gross margin percent	18.3%	17.4%	0.9%
CBIZ MMP revenue increased by $8.3 million, or 12.9%, for the nine months ended September 30, 2005 from the comparable period 2004. Growth was attributable to new clients obtained in 2005, the maturation of clients obtained in 2004, and growth in revenue from existing clients.
The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 88.2% and 89.1% of total operating expenses for the nine months ended September 30, 2005 and 2004, respectively. Personnel costs increased by $4.0 million, but decreased as a percent of revenue to 57.8% from 59.1% for the nine months ended September 30, 2005 and 2004, respectively. The increase in personnel costs was directly related to an increase in the number of client service staff employed by CBIZ MMP during 2005 compared to 2004, as required to support the growth in revenue; additionally, CBIZ MMP added personnel in the compliance and technology disciplines to support the current infrastructure and to position the unit for continued growth in the future. The decrease in personnel costs as a percent of revenue was the result of the growth in revenue as previously discussed. Occupancy costs increased $0.8 million to 7.0% of revenue for the nine months ended September 30, 2005 from 6.7% of revenue for the comparable period in 2004. The increase in occupancy costs was primarily due to additional space required and expenses incurred to accommodate overall growth of the unit. Office expenses for the nine months ended September 30, 2005 increased 5.6% from the comparable period in 2004 in response to overall growth of the unit.
Gross margin as a percentage of revenue increased 0.9% for the three months ended September 30, 2005 from the comparable period in 2004. CBIZ MMP expects revenue growth to continue in the fourth quarter of 2005, and operating expenses are expected to continue to increase as the result of investments to upgrade CBIZ MMP’s operating system. Gross margin is expected to remain consistent with current levels.
National Practices Services — Other.

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	Change
	(Dollars in thousands)
Revenue
Same-unit	$53,198	$51,289	$1,909
Acquired businesses	1,917	—	1,917
Divested operations	—	—	—

Total revenue	$55,115	$51,289	$3,826

Operating expenses	49,880	46,081	3,799

Gross margin	$5,235	$5,208	$27

Gross margin percent	9.5%	10.2%	(0.7%)
Same-unit revenue for the nine months ended September 30, 2005 increased by $1.9 million or 3.7% from the nine months ended September 30, 2004. The increase in same-unit revenue was primarily due to growth in our technology businesses of $2.8 million, offset by a decline in revenue generated by the mergers and acquisition business of $1.1 million. Growth in revenue experienced by our technology businesses was largely the result of sales to new clients, as well as higher product sales at one unit. The decline in revenue experienced by the mergers and acquisition business was attributable to the number and size of transactions that closed during the first nine months of 2005 versus the comparable period in 2004. The mergers and acquisition business closed two transactions during the first nine months of 2005 as compared to three transactions that closed during the first nine months 2004. The growth in revenue from acquired businesses was provided by a technology firm in Cleveland, Ohio, and a valuation business in Milwaukee, Wisconsin.
The largest components of operating expenses for the National Practices Services — Other segment are personnel costs, direct costs and occupancy costs, representing 89.5% and 90.6% of total operating expenses for the nine months ended September 30, 2005 and 2004, respectively. Personnel costs increased $1.8 million for the nine months ended September 30, 2005 from the comparable period in 2004, of which $0.9 million was attributable to acquired businesses. As a percentage of revenue, personnel costs decreased to 63.0% for the nine months ended September 30, 2005 from 64.2% for the comparable period in 2004. Direct costs (which consist primarily of product costs associated with hardware sales in the technology businesses) increased $1.6 million to 12.6% of revenue for the nine months ended September 30, 2005 from 10.4% of revenue for the comparable period in 2004. Direct costs increased as a percentage of revenue, and personnel costs decreased as a percentage of revenue, as a larger portion of revenue was derived from product sales during the nine months ended September 30, 2005 than in the comparable period of 2004. Occupancy costs are relatively fixed in nature and decreased as a percentage of revenue to 5.4% for the nine months ended September 30, 2005, from 6.9% for the comparable period in 2004. The decrease in occupancy costs as a percentage of revenue resulted from a combination of revenue growth and the shutdown of unprofitable facilities. CBIZ closed facilities in the mergers and acquisition and valuation businesses in June 2004, as well as an unprofitable office in the valuation business during the first quarter of 2005.
The 0.7% decline in gross margin as a percent of revenue for the nine months ended September 30, 2005 from the nine months ended September 30, 2004, was primarily the result of the number and size of transactions closed by our mergers and acquisitions business during the first nine months of 2005 verses the comparable period in 2004, and was partially offset by improvements and operational efficiencies in the payroll and valuation businesses. Although the mergers and acquisition business is inherently unpredictable in nature, CBIZ expects gross margin for 2005 to be in line with 2004.
Results of Operations — Discontinued Businesses
During the first quarter of 2005, CBIZ closed an operation from the Accounting, Tax and Advisory practice group, and committed to the sale of a business unit from the Benefits and Insurance practice group and to the closure of certain operations from a business unit in the National Practices — Other practice group. There were no business operations divested during the second quarter of 2005. The sale of the business unit from the Benefits and Insurance practice group was completed during the third quarter of 2005.
During the year ended December 31, 2004, CBIZ divested of three business operations. Two business units from the Accounting, Tax and Advisory practice group were divested during the third quarter of 2004 through a sale and a closure, and a business unit from the National Practices — Other practice group was closed during the fourth quarter of 2004. There were no businesses divested during the first or second quarters of 2004, and there were no businesses available for sale at December 31, 2004.
The operations described above qualified for treatment as discontinued businesses, and have been classified as such in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the net assets, liabilities, and results of operations of these businesses are reported separately in the consolidated financial statements included herewith. Based upon the sales proceeds and costs of closure, CBIZ recorded a gain on disposal of discontinued businesses, net of tax, of $0.8 million and $0.2 million for the three months ended September 30, 2005 and 2004, and $0.7 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively. Revenue associated with discontinued businesses was $0.6 million and $2.5 million for the three months ended, and $2.9 million and $9.1 million for the nine months ended September 30, 2005 and 2004, respectively. The loss from operations of these discontinued businesses, net of tax, was $1.5 million for the three months ended September 30, 2005 and 2004, and $4.5 million and $3.7 million for the nine months ended September 30, 2005 and 2004, respectively.

Financial Condition
Total assets were $434.6 million, total liabilities were $185.0 million and shareholders equity was $249.6 million as of September 30, 2005. Current assets of $194.2 million exceeded current liabilities of $128.0 million by $66.2 million.
Cash and cash equivalents increased by $0.2 million to $5.5 million at September 30, 2005 from December 31, 2004. Restricted cash was $9.1 million at September 30, 2005, a decrease of $1.0 million from December 31, 2004. Restricted cash represents those funds held in connection with CBIZ’s NASD regulated operations and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $107.8 million at September 30, 2005, an increase of $7.4 million from December 31, 2004. Days sales outstanding (DSO) represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. DSO was 72 days, 73 days and 74 days at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.
Other current assets decreased by $1.1 million at September 30, 2005 from December 31, 2004, primarily due to decreases in prepaid expenses and interest receivable. The decrease in prepaid expenses was attributable to the timing of insurance payments, and the amortization of prepaid expenses. (CBIZ prepays insurance and software maintenance costs and amortizes them over their respective periods of benefit). The decrease in interest receivable relates to a tax refund that was received in February 2005, as further discussed below.
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
Goodwill and other intangible assets, net of accumulated amortization, increased by $7.4 million at September 30, 2005 from December 31, 2004. Acquisitions, including contingent consideration earned, resulted in a $9.4 million increase in intangible assets during the nine months ended September 30, 2005. In addition, intangible assets decreased by $2.0 million as a result of amortization expense.
Assets of the deferred compensation plan represent participant deferral accounts. The assets are held in a rabbi trust and are directly offset by obligations of the plan, representing obligations due to the participants. Although the assets of the plan are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan, in the event that CBIZ became insolvent, the assets would be available to all unsecured general creditors. The plan is described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2004.
The accounts payable balance of $21.4 million at September 30, 2005 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs. Incentive compensation is described more fully under “Estimates of Incentive Compensation Costs and Effective Income Tax Rates” below.
Other liabilities and accrued expenses (current and non-current) increased by $1.7 million at September 30, 2005 from December 31, 2004, primarily as a result of differences between cash payments required under various operating leases, verses rent expense which is recognized on a straight-line basis. In addition, consolidation and integration reserves increased for consolidation activities in the Denver and Chicago markets.
Income taxes payable of $1.5 million at September 30, 2005 represents our estimate of taxes due on current year income. At December 31, 2004, CBIZ recorded income taxes recoverable of $7.1 million, which is discussed in further detail above.

During the nine months ended September 30, 2005, CBIZ paid $24.7 million in cash for business acquisitions and share repurchases, in addition to reducing the amount of outstanding debt under the credit facility to $43.8 million at September 30, 2005 from $53.9 million at December 31, 2004. Cash to fund acquisitions, share repurchases and the reduction in bank debt during the nine months ended September 30, 2005, was obtained from CBIZ operations.
Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions from professional services rendered to its clients. In addition, CBIZ supplements net operating cash with a senior secured credit facility. The $100.0 million facility carries an option to increase the commitment to $125.0 million and allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. The primary use of the credit facility is for working capital, expansion and continued improvement of new and existing service offerings, and business acquisitions. The facility has a five year term with an expiration date of August 2009. The credit facility is secured by substantially all assets of CBIZ, as well as the capital stock of its subsidiaries. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it was in compliance with its covenants as of September 30, 2005 and projects that it will remain in compliance for the remainder of 2005.
At September 30, 2005, CBIZ had $43.8 million outstanding under its credit facility, and $2.0 million in letters of credit outstanding. Available funds under the facility based on the terms of the commitment were approximately $46.1 million at September 30, 2005. Management believes the available funds from the credit facility, along with cash generated from operations provides CBIZ the financial resources needed to meet business requirements for the next twelve months, including capital expenditures, working capital requirements, and strategic investments. See additional discussion in Note 4 to CBIZ’s consolidated financial statements included herewith.
CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a number of shelf registrations active, under which it can offer such securities. See our Annual Report on Form 10-K for the year ended December 31, 2004 for a description of these shelf registration statements.
Sources and Uses of Cash
Cash flows from operating activities represents net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences strong cash flow from operations during the second and third quarters of its fiscal year, as a significant amount of revenue generated by the Accounting, Tax and Advisory practice group during the first four months of the year are billed and collected in subsequent quarters. During the nine months ended September 30, 2005, net cash provided by operating activities was $34.8 million, compared to $11.9 million for the comparable period in 2004.
Cash flows from investing activities consist primarily of payments toward capital expenditures and business acquisitions, proceeds from divested operations and the collection of notes receivable. CBIZ used $12.5 million in net cash for investing activities during the nine months ended September 30, 2005, compared to $5.6 million for the comparable period in 2004. Investing uses of cash during the nine months ended September 30, 2005 included: $11.0 million of net cash used towards business acquisitions and $4.8 million for capital expenditures (net), offset by $2.0 million in proceeds from divested operations and $1.3 million in net collections on notes receivable. Investing uses of cash during the nine months ended September 30, 2004 included: $4.3 million of net cash used toward business acquisitions and $6.0 million for capital expenditures (net), offset by $3.0 million in proceeds from divested operations and $1.7 million in net collections on notes receivable. Capital expenditures primarily consisted of technology investments, as well as leasehold improvements and equipment purchases in connection with the consolidation of certain offices.
Cash flows from financing activities consist primarily of net borrowing and payment activity from the credit facility, net borrowing and payment activity toward notes payable and capitalized leases, repurchases of common stock, and proceeds from the exercise of stock options. Net cash used in financing activities during the nine months ended September 30, 2005 was $22.1 million compared to $6.1 million for the comparable period in 2004. Financing sources of cash during the nine months ended September 30, 2005 included $2.2 million from the exercise of stock options, offset by $10.2 million in net payments towards the credit facility, $13.7 million in cash used to purchase shares of CBIZ common stock and $0.4 million in net payments toward notes payable and capitalized leases. During the nine months ended September 30, 2004, financing sources of cash included $38.5 million in net proceeds from the credit facility and $1.0 million from the exercise of stock options, offset by $45.3 million in cash used to purchase shares of CBIZ common stock through a tender offer and open market purchases, and $0.3 million in net payments toward notes payable and capitalized leases.
CBIZ’s contractual obligations for future payments as of September 30, 2005 were as follows (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
On-Balance Sheet
Bank debt	$43,750	$—	$—	$—	$—	$43,750	$—
Notes payable and capitalized leases	4,628	1,665	1,674	540	677	72	—
Restructuring lease obligations(1)	13,409	1,117	3,863	2,839	2,163	1,464	1,963

Off-Balance Sheet
Non-cancelable operating lease obligations	193,316	7,783	29,942	27,250	24,393	20,226	83,722
Letters of credit	2,027	—	1,414	—	—	—	613
Performance guarantees for non-consolidated affiliates	2,482	21	937	1,087	437	—	—
License and injunction bonds	981	50	—	—	—	—	931

Total	$260,593	$10,636	$37,830	$31,716	$27,670	$65,512	$87,229

(1)	Does not include cash received for subleases.
Off-Balance Sheet Arrangements
CBIZ maintains administrative service agreements with independent CPA firms (as described more fully under “Accounting, Tax, and Advisory (ATA) Practice” above), which qualify as variable interest entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended. The impact to CBIZ of this accounting pronouncement is not material to the financial condition, results of operations, or cash flows of CBIZ, and is further discussed in Note 1 to the consolidated financial statements included herewith.
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $2.5 million and $1.3 million at September 30, 2005 and December 31, 2004, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others“, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of security deposits. Letters of credit under our facility at September 30, 2005 and December 31, 2004 were $2.0 million and $2.9 million, respectively.
CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2005, we were not aware of any indemnification agreements that would require material payments.
Interest Rate Risk Management
CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. During the nine months ended September 30, 2005 and the twelve months ended December 31, 2004, management did not utilize interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

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
•	Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured’s (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the policy becomes effective; and life insurance commissions are recognized when the policy becomes effective. Commission revenue is reported net of sub-broker commissions. Commission revenue is reported net of reserves for estimated policy cancellations and terminations. This reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

•	Commissions which are based upon certain performance targets are recognized at the earlier of notification that the target has been achieved, or cash collection.

•	Fee income is recognized in the period in which services are provided, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.

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
In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no goodwill impairment during the three or nine months ended September 30, 2005 or 2004.
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
New Accounting Pronouncements
In April 2005, the Securities and Exchange Commission (Commission) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). Under SFAS 123(R), registrants are required to implement the standard as of the beginning of the first interim or annual period that begins after September 15, 2005. The Commission’s new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after September 15, 2005. As permitted by the Commission’s new rule, CBIZ will adopt the provisions of SFAS 123(R) effective January 1, 2006. SFAS 123(R) is discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
In August 2005, the FASB issued Financial Staff Position (FSP) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123(R)”. FSP No. FAS 123(R)-1states that a freestanding financial instrument issued to an employee originally subject to FAS 123(R) becomes subject to the recognition and measurement provision of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The provisions of FSP No. FAS 123(R)-1 are effective upon CBIZ’s initial adoption of SFAS 123(R). Adoption is not expected to have a material impact on the financial position, results of operations or cash flows of CBIZ.
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

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. FSP No. FAS 13-1 clarifies that there is no distinction between the right to use a leased asset during the construction period and after the construction period, and therefore rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005. Adoption is not expected to have a material impact on the financial position, results of operations or cash flows of CBIZ.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Quarterly Report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to: CBIZ’s ability to adequately manage its growth; CBIZ’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; changes in governmental regulation and tax laws affecting its operations; reversal or decline in the current trend of outsourcing business services; revenue seasonality or fluctuations in and collectibility of receivables; liability for errors and omissions of our businesses; regulatory investigations and future regulatory activity (including without limitation the recent subpoena from the New York Attorney General); and reliance on information processing systems and availability of software licenses. Consequently, no forward-looking statement can be guaranteed.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America, would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at September 30, 2005, interest expense would increase or decrease by approximately $0.4 million annually.
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
Other than disclosed above, there were no changes in our Internal Controls that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) CBIZ paid cash and issued 17,815 shares of common stock as contingent consideration earned by the former owners of a business that was acquired on June 1, 2004. The shares were issued on September 8, 2005, in a transaction not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued had access to full information about CBIZ and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
(c) On February 10, 2005, CBIZ’s Board of Directors authorized the share repurchase of up to 5.0 million shares of CBIZ common stock. The plan expires December 31, 2005, and CBIZ does not intend to terminate the plan prior to its expiration. Stock repurchase activity during the three months ended September 30, 2005 is summarized in the table below (in thousands, except per share data).
Issuer Purchases of Equity Securities

				Maximum
			Total Number of	Number of
			Shares	Shares That
	Total	Average	Purchased as	May Yet Be
	Number of	Price Paid	Part of Publicly	Purchased
	Shares	Per	Announced	Under the
Period	Purchased	Share (1)	Plan	Plan
July 1 – July 31, 2005 (2)(3)	550	$4.20	550	2,574
August 1 – August 31, 2005 (2)	172	$4.55	172	2,402
September 1 – September 30, 2005 (2)(3)	622	$4.93	622	1,780

Total third quarter purchases	1,344		1,344

(1)	Average price paid per share includes fees and commissions.

(2)	Open market repurchases.

(3)	The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, the Company is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
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

CBIZ, Inc.
(Registrant)

Date: November 8, 2005	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer