Form 10-K
period 2005-12-31
CBIZ, Inc.
filed 2006-03-16
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0-25890
CBIZ, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2769024 (IRS Employer Identification No.)

6050 Oak Tree Boulevard, South Suite 500 Cleveland, Ohio (Address of Principal Executive Offices)	44131 (Zip Code)
Registrant’s Telephone Number, Including Area Code 216-447-9000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 (Title of class)	Nasdaq National Market (Name of exchange on which registered)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $301.2 million as of June 30, 2005.
The number of outstanding shares of the registrant’s common stock is 75,673,787 as of February 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE

Part III	Portions of the Registrant’s Definitive Proxy Statement relative to the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

CBIZ, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report to “we”, “our”, “us”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year which ends on December 31.
Available Information
CBIZ’s principal executive office is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, and our telephone number is (216) 447-9000. Our website is located at http://www.cbiz.com. CBIZ makes available, free of charge on its website, through the Investor Information page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to all those reports as soon as reasonably practicable after CBIZ files (or furnishes) such reports with the U.S. Securities and Exchange Commission (SEC). The public may read and copy materials we file (or furnish) with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, and may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information about us at http://www.sec.gov. Our corporate code of conduct and ethics and the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors are available on the Investor Relations page of CBIZ’s website, referenced above, and in print to any shareholder who requests them.
PART I

Item 1.	Business
Overview
CBIZ is a diversified services company which, acting through its subsidiaries, provides professional business services to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ provides solutions that enable our clients to better manage their finances, employees and technology. CBIZ delivers its integrated services through the following three practice groups: Accounting, Tax and Advisory, Benefits and Insurance, and National Practices which includes CBIZ Medical Management Professionals.
CBIZ’s mission is:

•	to enable our clients to grow and prosper by providing them with superior services and products;

•	to provide a professionally rewarding career for our employees; and

•	to create shareholder value.
CBIZ built its professional services business through acquiring accounting, benefits, technology, valuation and other service firms throughout the United States. CBIZ’s growth strategy consists of three major components: internal growth, successfully cross-serving current clients, and acquisitions. During 2005, CBIZ acquired three businesses that enhance our investment advisory, valuation and accounting, tax, and advisory services. Our intention is to continue to selectively acquire businesses with complementary service offerings in our target markets.
History
CBIZ was incorporated in Delaware in 1987. On December 23, 1997, CBIZ changed its name to “Century Business Services, Inc.” and began trading under the symbol “CBIZ.” Effective August 1, 2005, after approval by our Board of Directors and shareholders, CBIZ changed its corporate name from “Century Business Services, Inc.” to “CBIZ, Inc.” CBIZ believes that this name change is integral to promoting greater name recognition in the marketplace, and to reinforcing our image as a unified provider of professional business services.
Business Strategy
CBIZ’s business strategy is to grow in the professional business services industry by:

•	offering a wide array of professional business services;

•	cross-serving these services to our existing client base;

•	attracting new clients with our diverse business services offerings; and

•	developing our core service offerings in target markets through internal growth and selective acquisitions.
Providing a range of business services to a client results in advantages for both the client and for CBIZ. Working with one provider for several tasks saves the client the time of having to coordinate with multiple vendors. For example, the employee data used to process payroll can also be used by a CBIZ health and welfare insurance agent and benefits consultant to provide an appropriate benefits package to a client’s employee base. In addition, the relationship our accounting and tax advisors have with their clients allows us to identify financial planning, wealth management, and other business opportunities. The ability to combine several services and offer them through one trusted provider distinguishes CBIZ from other service providers.
CBIZ is looking to strengthen our operations and customer service capabilities by making selective acquisitions that are complementary in building out our service offerings in target markets. CBIZ’s strategy is to acquire companies that generally:

•	have a strong potential for cross-serving to CBIZ’s clients;

•	can integrate quickly with existing CBIZ operations;

•	have strong and energetic leadership;

•	are accretive to earnings; and

•	help enhance the core CBIZ service offering in a geographical market.
In accordance with our strategy to deliver services to clients locally and to promote cross-serving between our various service groups, CBIZ consolidates office locations wherever practical. Since 2001, CBIZ consolidated offices in Atlanta, Boca Raton, Chicago, Cleveland, Columbus, Dallas, Denver, Kansas City, Los Angeles, Minneapolis, Orlando, Philadelphia, Salt Lake City, San Diego, San Jose, St. Louis and Tucson. CBIZ may consolidate additional offices locations in the future, and thus may incur additional costs associated with such consolidations.
Business Services
The following is a description of the business services currently offered by CBIZ.
Accounting, Tax and Advisory. The business units that comprise CBIZ’s Accounting, Tax and Advisory (ATA) group offer services in the following areas: federal, state and local tax return preparation, planning and consulting for individuals, corporations, partnerships, estates and trusts; strategic planning; consulting; record-keeping and financial statement preparation; tax planning based on financial and investment alternatives; tax structuring of business transactions such as mergers and acquisitions; quarterly and year-end payroll tax reporting; financial staffing services including chief financial officer services; financial investment analysis; succession, retirement, and estate planning; cash flow management; profitability, operational and efficiency enhancement consulting to a number of specialized industries; litigation support services; internal audit services; and Sarbanes-Oxley consulting and compliance services.
Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and administrative service agreements (ASAs) with independent licensed Certified Public Accounting (CPA) firms under which audit and attest services may be provided to CBIZ’s clients by such CPA firms. These firms are owned by licensed CPAs, a vast majority of whom are also employed by CBIZ subsidiaries.
Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and amounted to approximately $69.0 million, $46.3 million, and $39.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis. The ASAs typically have terms ranging up to ten years, and are renewable upon agreement by both parties.
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
The CPA firms with which CBIZ maintains ASAs operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. Neither the existence of the ASAs nor the providing of services thereunder is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of its respective services. Attest services can not be performed by any individual or entity which is not licensed to do so. CBIZ can not perform audits or reviews, does not contract to perform them and does not provide audit or review reports. Given this legal prohibition and course of conduct, CBIZ does not believe it is likely that we would bear the risk of litigation losses related to attest services provided by the CPA firms.
At December 31, 2005, CBIZ maintained administrative service agreements with 9 CPA firms, which has decreased from 41 CPA firms during 2002. Most of the members and/or shareholders of the CPA firms are also CBIZ employees, and CBIZ renders services to the CPA firms as an independent contractor. The number of firms with which CBIZ maintains administrative service agreements decreased when a majority of the partners of the CPA firms with whom we previously maintained ASAs joined Mayer Hoffman McCann, P.C. (MHM P.C.) an independent national CPA firm headquartered in Kansas City, Kansas. MHM P.C. has approximately 200 shareholders, a vast majority of whom are also employees of CBIZ. MHM maintains a seven member Board of Directors. There are no board members of MHM P.C. who hold senior officer positions at CBIZ. CBIZ’s association with MHM P.C. offers clients access to the multi-state resources and expertise of a national CPA firm. The advantage to CBIZ of these consolidations is a reduction in the number of different firms with which we maintain ASAs.
Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements qualify as variable interest entities under FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, as amended. See further discussion in Note 1 of the accompanying consolidated financial statements.
CBIZ is also able to offer its clients access to multi-state and international resources through relationships maintained with professional organizations such as Kreston International. CBIZ joined Kreston International in the third quarter of 2005. Kreston International is an international organization of affiliated accounting firms that allows CBIZ to access accounting services in more than 70 countries around the world.
At December 31, 2005, CBIZ’s ATA practice was divided into four regions, representing the East, Midwest, Great Lakes, and West regions of the United States. Each of these regions is headed by a designated regional director, each of whom report to the Senior Vice President, Accounting, Tax and Advisory Services. The Accounting, Tax and Advisory group contributed $245.5 million of revenue, representing approximately 43.9% of CBIZ’s consolidated annual revenue in 2005.
Benefits and Insurance Services. The business units that comprise CBIZ’s Benefits and Insurance group are organized by the following two groups: Retail and National Services. At December 31, 2005, the Retail group was divided into three geographical regions representing the East, Central, and West regions of the United States. Each of the retail operations provides a broad range of primarily commercial employee benefit and property and casualty insurance services within their geographic area. Specific services provided by the Retail group during 2005 included: consulting and brokerage of group health and welfare plans (group health, dental, vision, life and disability programs); the design, implementation and administration of qualified retirement plans, such as profit-

sharing plans (including 401-k plans), defined benefit plans, and money purchase plans; actuarial services for health and welfare plans and qualified retirement plans; COBRA and Section 125 plan administration programs for employees; communications services to educate employees about their benefit programs; executive benefits consulting on non-qualified retirement plans; human capital advisory services; business continuation plans; and wealth management services, including registered investment advisory services, investment policy statements, mutual fund selections, and ongoing mutual fund monitoring. In addition, the Benefits and Insurance Services group provides some personal lines brokerage for property and casualty and individual life and health insurance.
The National Services group is comprised of several specialty operations that provide unique services on a national scale. At December 31, 2005, specific services provided by the National Services group included: brokerage services for specialty high-risk life insurance and clinical underwriting; wholesale insurance brokerage services; bank-owned executive life insurance; and wealth management services, including registered investment advisory services, investment policy statements, mutual fund selections, and ongoing mutual fund monitoring.
CBIZ’s Benefits and Insurance group also provides an on-line enrollment service, CBIZSolutions, that in concert with our payroll services, enables employers and employees of a client to access information such as health and welfare benefits, retirement fund balances and payroll information; enroll for benefit plans; and access certain human resource documents such as employee handbooks and policies.
CBIZ’s Benefits and Insurance Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of our performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received during the years ended December 31, 2005 and 2004 was less than 2% of consolidated CBIZ revenue for the respective periods.
State insurance regulators have conducted inquiries to clarify the nature of compensation arrangements within the insurance brokerage industry. To date, CBIZ, along with other major insurance brokerage companies, has received requests for information regarding our compensation arrangements related to these practices from such authorities. In addition to inquiries from various states’ insurance departments, CBIZ has received subpoenas from the New York Attorney General, the Connecticut Attorney General, and the Ohio Department of Insurance regarding its insurance brokerage compensation arrangements. CBIZ is cooperating fully in each inquiry. CBIZ has discussed the nature of these inquires and compensation arrangements with each of the major insurance carriers with whom we have established these arrangements. We believe that our arrangements are lawful and consistent with industry practice, and we expect that any changes to compensation arrangements in the future will have a minimal impact on CBIZ, barring future regulatory action. Future regulatory action may limit or eliminate our ability to enhance revenue through all current compensation arrangements, and may result in a diminution of future revenue from these sources.
CBIZ’s Benefits and Insurance Services group operates under one Senior Vice President, who oversees the three retail regions and their respective regional directors, as well as each of the National Services companies. The Benefits and Insurance group contributed $146.2 million of revenue, representing approximately 26.1% of CBIZ’s consolidated annual revenue in 2005.
National Practices. At December 31, 2005, the business units that comprised CBIZ’s National Practices group offered services in the following areas: payroll processing and administration; valuation services including financial valuations, tangible and intangible asset valuations and litigation support services; mergers and acquisitions services; health care consulting; government relations; and information technology consulting, including strategic technology planning, project management, development, network design and implementation, software selection and implementation, and voice over internet protocol consulting and implementation.
CBIZ’s wholly-owned subsidiary, CBIZ Medical Management Professionals (CBIZ MMP), is also managed within the National Practices group. CBIZ MMP, provides coding and billing as well as full-practice management services for hospital-based physicians practicing anesthesiology, pathology, radiology, emergency medicine, and other areas. CBIZ MMP’s billing services include: billing and accounts receivable management; claims processing and collection; comprehensive delinquent claims follow up; compliance programming to meet government regulations; and comprehensive statistical and operational reporting. The practice management services provided by CBIZ MMP include: financial reporting, accounts payable, payroll, and general ledger processing; design of physician employment, stock and compensation arrangements; and comprehensive budgeting, forecasting, and financial analysis. Additionally, CBIZ MMP conducts analyses of managed care contracts with a focus on negotiation strategies, pricing, cost containment and utilization tracking; reviews and negotiates contracts with hospitals and other entities; identifies and coordinates practice merger and integration opportunities; and coordinates practice expansion efforts.
At December 31, 2005, the business units within the National Practices group reported to CBIZ’s President and Chief Operating Officer. The National Practices group contributed $167.6 million of revenue, representing approximately 30.0% of CBIZ’s annual revenue in 2005. Included in the results of the National Practices group are those of CBIZ MMP, which contributed $97.6 million of revenue, or 17.4% of CBIZ’s consolidated annual revenue in 2005.
Sales and Marketing
CBIZ’s branding strategy has historically focused on providing CBIZ with a consistent image and value proposition within each of its primary geographic and industry markets. For 2005, CBIZ capitalized on those successful efforts by refining its message to reinforce the CBIZ “Client Centric” model — a more intuitive way of taking the wide array of CBIZ service offerings to market, based on the fundamental needs of businesses to manage their financial, employee and technology challenges. These efforts included an evolution of the CBIZ advertising strategy, focusing on our three primary service offerings: employee management; financial management; and technology, as well as the development of a revised web presence, new collateral materials, and the introduction of several new direct marketing and e-marketing vehicles. The Client Centric model was also used as a basis to begin to better understand and define each client’s unique areas of need and decision making authority, through the use of our proprietary database, CNECT. This level of client information will prove strategically important for revenue generation as it enhances CBIZ’s ability to identify the most appropriate cross-serving opportunities.
Beyond branding, a major marketing initiative was undertaken to enhance CBIZ’s targeted marketing capabilities. While it is CBIZ’s intent to continue to foster the entrepreneurial spirit of our offices by allowing each practice area and locality to execute their local marketing plan, CBIZ has significantly increased our ability to provide offices with a host of highly targeted marketing tools, support, and strategies to better capitalize on market opportunities in selected industries and practice areas. These tools include print and radio advertisements, printed material such as brochures and stationery, and CBIZ-branded merchandise for trade shows and other client-oriented events. CBIZ continues to be focused on creating business development tools and programs on a national level that can be easily customized for use at the local level.
Customers
CBIZ provides professional business services to approximately 80,000 clients. CBIZ’s clients prefer to focus their resources on their own operational competencies while utilizing CBIZ to provide various administrative functions. Reducing administrative functions allows clients to enhance productivity, reduce costs and improve service, quality and efficiency by focusing on their core business. Depending on a client’s size and capabilities, it may choose to utilize some or many of CBIZ’s broad array of services.
CBIZ’s clients come from a large variety of industries and markets, and no single client individually comprises more than 3.0% of our total consolidated revenue. Edward Jones, a financial services firm and client of CBIZ Network Solutions for electronic networking and information services, is our largest client and contributed approximately 2.6% of CBIZ’s consolidated revenue in 2005. Management believes that such diversity helps insulate CBIZ from a downturn in a particular industry. Nevertheless, economic conditions among selected clients and groups of clients may have an impact on the demand for such services.
Competition
The professional business services industry is highly fragmented and competitive, with a majority of industry participants, such as accounting, employee benefits, payroll providers or professional service organizations, offering only a limited number of services. Competition is based primarily on customer relationships, range and quality of services or product offerings, customer service, timeliness, geographic proximity, and competitive rates. CBIZ competes with a number of multi-location regional or national professional services firms and a large number of relatively small independent firms in local markets. CBIZ’s competitors in the professional business services industry include, but are not limited to, independent consulting services companies, independent accounting and tax firms, payroll service providers, independent insurance brokers and divisions of diversified services companies.

Acquisitions and Divestitures
CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that are complementary in building out our service offerings in our target markets. During 2005, CBIZ acquired three businesses including a registered investment advisory firm in Cleveland, Ohio, an accounting and consulting practice in San Diego, California, and a valuation firm in Milwaukee, Wisconsin. In addition, CBIZ acquired two client lists which complement our Accounting, Tax and Advisory and Benefits and Insurance practices.
In January 2006, CBIZ completed the acquisitions of two companies: The TriMed Group is located in Flint, Michigan and provides medical billing services and in-house computer systems primarily to hospital-based physician practices; and Valley Global Insurance Brokers is a property and casualty insurance broker located in San Jose, California.
In 2005, CBIZ sold a business operation from the Benefits and Insurance practice group and closed an operation from the Accounting, Tax and Advisory practice group. In addition, CBIZ committed to the divestiture of a business unit from the National Practices — Other practice group which is expected to be completed in 2006. These divestitures were made in an on-going effort to rationalize our business by divesting of units that were either under-performing, located in secondary markets, or did not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. These divestitures are consistent with CBIZ’s plan to focus on metropolitan markets in which we can strengthen our core service offerings. In the future, CBIZ may from time to time divest of additional business operations and thus may recognize additional gains and/or losses on divestitures.
Regulation
CBIZ’s operations are subject to regulations by federal, state, and local governing bodies. Accordingly, our business services may be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration, tax and accounting. CBIZ remains abreast of regulatory changes affecting our business, as these changes often affect clients’ activities with respect to employment, taxation, benefits, and accounting. For instance, changes in income, estate, or property tax laws may require additional consultation with clients subject to these changes to ensure their activities comply with revised regulations.
CBIZ itself is subject to industry regulation and changes, including changes in laws, regulations, and codes of ethics governing its accounting, insurance, valuation, registered investment advisory and broker-dealer operations, as well as in other industries, the interpretation of which may restrict CBIZ’s operations. CBIZ is currently in compliance with laws and regulations that have been recently changed or imposed, and is not aware of any proposed changes that will have a negative impact on CBIZ’s operations, or our ability to comply with such existing or proposed regulations.
CBIZ is subject to certain privacy and information security laws and regulations, including, but not limited to those under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), The Financial Modernization Act of 1999 (the Gramm-Leach-Bliley Act), and other provisions of federal and state law which may restrict CBIZ’s operations and give rise to expenses related to compliance. CBIZ is currently in compliance with such laws and regulations, and expects to remain in compliance in future periods.
As a public company, CBIZ is subject to the provisions of the Sarbanes-Oxley Act of 2002 to reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. CBIZ is currently in compliance with those requirements.
Liability Insurance
CBIZ carries policies including those for commercial general liability, automobile liability, property, crime, professional liability, directors and officers liability, fiduciary liability, employment practices liability and workers’ compensation subject to prescribed state mandates. Excess liability coverage is carried over the underlying limits provided by the commercial general liability and automobile liability policies.
Employees
At December 31, 2005, CBIZ employed approximately 4,700 employees, approximately half of whom hold professional certifications or degrees. CBIZ believes that it has a good relationship with its employees. CBIZ believes that as a professional services company that differentiates itself from competitors through the quality and diversity of our service offerings, the Company’s employees are our most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of our employees.
Seasonality
A disproportionately large amount of CBIZ’s revenue occurs in the first half of the year. This is due primarily to our accounting and tax practice, which is subject to seasonality related to heavy volume in the first four months of the year. CBIZ’s ATA group generated approximately 42% of its revenue in the first four months of 2005. Like most professional service companies, most of CBIZ’s operating costs are relatively fixed in the short term, resulting in higher operating margins in the first half of the year.
Uncertainty of Forward-Looking Statements
This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report, including without limitation, “Business and Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this 10-K, in the 2005 Annual Report and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in “Item 1A. Risk Factors” will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect operating or financial performance. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.
Item 1A.     Risk Factors
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
A substantial majority of our operating expenses such as personnel and related costs, depreciation and rent, are relatively fixed in the short term. As a result, we may not be able to quickly reduce costs in response to any decrease in revenue. For example, any decision by a significant client to delay or cancel our services may cause significant variations in operating results and could result in losses for the applicable quarters. Additionally, the general condition of the United States economy has and will continue to affect our business. Potential new clients may defer from switching service providers when they believe economic conditions are unfavorable. Any of these factors could cause our quarterly results to be lower than expectations of securities analysts and shareholders, which could result in a decline in the price of our common stock.
We have a risk that payments on accounts receivable or notes receivable may be slower than expected, or that amounts due on receivables or notes may not be fully collectible.
Professional services firms often experience higher average accounts receivable days outstanding compared to many other industries. If collections become slower, our liquidity may be adversely impacted. We monitor the aging of receivables regularly and make assessments of the ability of customers to pay amounts due. We provide for potential bad debts each month and recognize additional reserves against bad debts as we deem it appropriate. Notwithstanding these measures, our customers may face unexpected circumstances that adversely impact their ability to pay their trade receivables or note obligations to us and we may face unexpected losses as a result.
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
Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and administrative service agreements (ASAs) with independent licensed Certified Public Accounting (CPA) firms under which audit and attest services may be provided to CBIZ’s clients by such CPA firms. These firms are owned by licensed CPAs, a vast majority of whom are employed by CBIZ subsidiaries.
Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis.
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
Laws and regulations often result in changes in the amount or the type of business services required by businesses and individuals. We cannot be sure that future laws and regulations will provide the same or similar opportunities for us to provide business consulting and management services to businesses and individuals. State insurance regulators have conducted inquiries to clarify the nature of compensation arrangements within the insurance brokerage industry. Future regulatory action may limit or eliminate our ability to enhance revenue through all current compensation arrangements, and may result in a diminution of future insurance brokerage revenue from these sources. Accordingly, CBIZ’s ability to continue to operate in some states may depend on our flexibility to modify our operational structure in response to these changes in regulations.
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
As of December 31, 2005, the stockholders identified below owned the following aggregate amounts and percentages of our common stock, including shares that may be acquired by exercising options:

•	approximately 15.3 million shares, representing 20.7% of all our outstanding common stock, were owned by Michael G. DeGroote;

•	approximately 5.8 million shares, representing 7.9% of all our outstanding common stock, were owned by Cardinal Capital Management LLC;

•	approximately 5.1 million shares, representing 7.0% of all our outstanding common stock, were owned by Dimensional Fund Advisors Inc.;

•	approximately 29.2 million shares, representing 39.6% of all our outstanding common stock, were owned by our executive officers, directors, and the foregoing as a group.
Because of their stock ownership, these stockholders may exert substantial influence or actions that require the consent of a majority of our outstanding shares, including the election of directors. CBIZ’s share repurchase activities may serve to increase the ownership percentage of these individuals and therefore increase the influence they may exert, if they do not participate in these share repurchase transactions.
We have shares eligible for future sale that could adversely affect the price of our common stock.
Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares, and have issued and outstanding approximately 74 million shares at January 31, 2006. More than 47 million of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for periods up to two years, and as of January 31, 2006, approximately 242,000 shares of common stock were under lock-up contractual restrictions. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock. As of January 31, 2006, we also have registered under the Securities Act of 1933, 15 million shares of our common stock, most of which remain available to be offered from time to time by us in connection with acquisitions under our acquisition shelf registration statement.
We are reliant on information processing systems.
Our ability to provide business services depends on our capacity to store, retrieve, process and manage significant databases, and expand and upgrade periodically our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage, or other disruption could have a material adverse effect on our business, financial condition and results of operations. Although we have disaster recovery procedures in place and insurance to protect against such contingencies, we cannot be sure that insurance or these services will continue to be available at reasonable prices, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide business services.
We may not be able to acquire and finance additional businesses which may limit our ability to pursue our business strategy.
CBIZ acquired three businesses during 2005, and two in January 2006. It is our intention to selectively acquire businesses that are complementary in building out our service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms. We cannot assure you that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. There are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

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
Item 1B.     Unresolved Staff Comments
None.

Item 2.	Properties
CBIZ’s corporate headquarters is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. Some of CBIZ’s property and equipment are subject to liens securing payment of indebtedness of CBIZ and its subsidiaries. CBIZ and its subsidiaries lease more than 140 offices in 34 states, the District of Columbia and one in Toronto, Canada, as well as office equipment and company vehicles. Included in this total, and managed within the National Practices group, is the Company’s medical practice management business unit which has 74 offices. CBIZ believes that its current facilities are sufficient for its current needs.

Item 3.	Legal Proceedings
CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of CBIZ’s stockholders during the fourth quarter of the fiscal year covered by this Annual Report.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
CBIZ’s common stock is quoted on the Nasdaq National Market under the trading symbol “CBIZ”. The table below sets forth the range of high and low sales prices for CBIZ’s common stock as reported on the Nasdaq National Market for the periods indicated.

	2005		2004

	High	Low	High	Low

First quarter	$4.60	$3.89	$5.15	$3.34
Second quarter	$4.22	$3.30	$5.12	$4.00
Third quarter	$5.10	$3.92	$4.95	$3.85
Fourth quarter	$6.90	$4.77	$4.74	$4.06
On December 30, 2005, the last reported sale price of CBIZ’s Common Stock as reported on the Nasdaq National Market (Nasdaq Amex-Online) was $6.02 per share. As of February 28, 2006, CBIZ had approximately 7,750 holders of record of its common stock, and the last sale of CBIZ’s common stock as of that date was $7.26.

Dividend Policy
CBIZ has not paid cash dividends on its common stock since April 27, 1995, and does not anticipate paying cash dividends in the foreseeable future. CBIZ’s Board of Directors has discretion over the payment and level of dividends on common stock. The Board of Directors’ decision is based among other things, on results of operations and financial condition. In addition, CBIZ’s credit facility does not permit CBIZ to declare or make any dividend payments, other than dividend payments made by one of CBIZ’s wholly owned subsidiaries to the parent company. CBIZ currently intends to retain future earnings to finance the ongoing operations and growth of the business. Any future determination as to dividend policy will be made at the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects, limitations on dividend payments pursuant to credit or other agreements and such other factors as the Board of Directors may deem relevant.
Issuer Purchases of Equity Securities
(c) On February 10, 2005, CBIZ’s Board of Directors authorized the share repurchase of up to 5.0 million shares of CBIZ common stock; this plan expired December 31, 2005. On February 9, 2006, the Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2007. Stock repurchase activity during the year ended December 31, 2005 is summarized in the table below (in thousands, except per share data).
Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
	Total		of Shares	Shares That
	Number of	Average	Purchased as	May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased
Period	Purchased(1)	Per Share(2)	Announced Plan	Under the Plan

Total first quarter purchases	90	$4.12	90	4,910
Total second quarter purchases	1,786	$4.03	1,786	3,124
Total third quarter purchases(3)	1,344	$4.58	1,344	1,780
Fourth Quarter Purchases by Month
October 1 – October 31, 2005(3)	583	$5.03	583	1,197
November 1 – November 30, 2005	—	—	—	1,197
December 1 – December 31, 2005	—	—	—	—

Total fourth quarter purchases	583	$5.03	583

Total purchases during the year ended December 31, 2005	3,803	$4.38	3,803

(1)	Open market purchases.

(2)	Average price paid per share includes fees and commissions.

(3)	CBIZ utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.

Item 6.	Selected Financial Data
The following table presents selected historical financial data for CBIZ and is derived from the historical consolidated financial statements and notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto, which are included elsewhere in this Annual Report.

	Year Ended December 31,

	2005	2004(1)	2003(1)	2002(1)	2001(1)

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$559,269	$504,898	$482,254	$472,170	$488,573
Operating expenses	485,295	438,417	419,932	417,424	417,980

Gross margin	73,974	66,481	62,322	54,746	70,593
Corporate general and administrative expense	24,911	24,099	18,745	17,673	18,741
Depreciation and amortization expense	15,163	16,010	16,581	19,881	39,909

Operating income	33,900	26,372	26,996	17,192	11,943
Other income (expense):
Interest expense	(3,109)	(1,507)	(1,055)	(2,477)	(6,795)
Gain (loss) on sale of operations, net	314	996	2,519	930	(7,113)
Other income (expense), net	5,052	3,532	(1,227)	(1,561)	4,393

Total other income (expense)	2,257	3,021	237	(3,108)	(9,515)
Income from continuing operations before income tax expense	36,157	29,393	27,233	14,084	2,428
Income tax expense	14,571	8,045	11,918	7,476	13,446

Income (loss) from continuing operations	21,586	21,348	15,315	6,608	(11,018)
Loss from operations of discontinued operations, net of tax	(6,463)	(5,429)	(725)	(978)	(4,982)
Gain (loss) on disposal of discontinued operations, net of tax	3,550	132	726	(2,471)	—
Cumulative effect of change in accounting principle, net of tax(2)	—	—	—	(80,007)	—

Net income (loss)	$18,673	$16,051	$15,316	$(76,848)	$(16,000)

Basic weighted average common shares	74,448	79,217	90,400	94,810	94,818
Diluted weighted average common shares	76,827	81,477	92,762	96,992	94,818
Basic earnings (loss) per share:
Continuing operations	$0.29	$0.27	$0.17	$0.07	$(0.12)
Discontinued operations	(0.04)	(0.07)	—	(0.04)	(0.05)
Cumulative effect of accounting change	—	—	—	(0.84)	—

Net income (loss)	$0.25	$0.20	$0.17	$(0.81)	$(0.17)

Diluted earnings (loss) per share:
Continuing operations	$0.28	$0.26	$0.17	$0.07	$(0.12)
Discontinued operations	(0.04)	(0.06)	—	(0.04)	(0.05)
Cumulative effect of accounting change	—	—	—	(0.82)	—

Net income (loss)	$0.24	$0.20	$0.17	$(0.79)	$(0.17)

OTHER DATA:
Total assets	$454,578	$414,115	$402,145	$433,111	$528,349
Long-term debt	$33,425	$55,398	$14,985	$18,084	$55,888
Total liabilities	$199,917	$167,618	$124,307	$138,793	$157,702
Total stockholders’ equity	$254,661	$246,497	$277,838	$294,318	$370,647
PRO FORMA NET INCOME(3):
Net income from continuing operations					$9,531
Basic earnings per share					$0.10
Diluted earnings per share					$0.10

(1)	Certain amounts have been reclassified to conform to the current year presentation.

(2)	Effective January 1, 2002, CBIZ adopted Statement of Financial Accounting Standard No., 142 “Goodwill and Other Intangible Assets” (SFAS 142), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. CBIZ finalized the required transitional tests of goodwill during 2002, and recorded an impairment charge of $88.6 million on a pre-tax basis. This non-cash charge is reflected as a cumulative effect of a change in accounting principle in the amount of $80.0 million, net of a tax benefit of $8.6 million.

(3)	Pro forma net income represents income from continuing operations assuming that the change in accounting principle for SFAS No. 142, adopted January 1, 2002, was applied retroactively (net of taxes) to the year ended December 31, 2001. In addition, pro forma diluted weighted average common shares for 2001 are 96,442, as the effect of the incremental shares are not anti-dilutive on a pro forma basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in the understanding of CBIZ’s financial position at December 31, 2005 and 2004, and results of operations and cash flows for each of the years ended December 31, 2005, 2004 and 2003. This discussion should be read in conjunction with CBIZ’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Uncertainty of Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Overview
CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that are complementary in building out our service offerings in our target markets. During the year ended December 31, 2005, CBIZ acquired three businesses consisting of a registered investment advisory firm in Cleveland, Ohio, an accounting and consulting practice in San Diego, California, and a valuation firm in Milwaukee, Wisconsin. In addition, CBIZ acquired two client lists which complement our Accounting, Tax and Advisory and Benefits and Insurance practices. CBIZ expects to continue its acquisition strategy, and in accordance with such acquired The TriMed Group and Valley Global Insurance Brokers in January 2006. The TriMed Group is located in Flint, Michigan and provides medical billing services and in-house computer systems primarily to hospital-based physician practices; Valley Global Insurance Brokers is a property and casualty insurance broker located in San Jose, California.
As part of its strategy to promote and strengthen cross-serving, CBIZ consolidates operations and locations in fragmented markets. During the year ended December 31, 2005, CBIZ consolidated offices in the Denver market, and continued consolidation activities in the Chicago market.
CBIZ continually evaluates its business operations, and may from time to time sell or close operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. During 2005, CBIZ sold a business operation from the Benefits and Insurance practice group, closed a business operation from the Accounting, Tax and Advisory practice group, and committed to the divesture of a business unit in the National Practices — Other practice group. These divestitures are consistent with CBIZ’s plan to focus on metropolitan markets in which we can strengthen our core service offerings.
CBIZ believes that repurchasing shares of its common stock is a use of cash that provides value to stockholders, and accordingly the Board of Directors approved a plan allowing CBIZ to repurchase up to 5.0 million shares of its common stock during 2005. During the year ended December 31, 2005, CBIZ repurchased approximately 3.8 million shares of CBIZ common stock at a total cost of $16.7 million. The credit facility and net cash provided by CBIZ operations were utilized to fund share repurchases. On February 9, 2006, the Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2007. The shares may be repurchased in the open market or through privately negotiated purchases.
Effective February 13, 2006, CBIZ entered into a new $100 million unsecured credit facility, with an option to increase the commitment to $150 million. The new facility provides CBIZ with lower borrowing costs and greater flexibility with regards to corporate initiatives such as acquisitions and share repurchases.
Effective August 1, 2005, pursuant to approval by our Board of Directors and shareholders, CBIZ changed its corporate name from “Century Business Services, Inc.” to “CBIZ, Inc.” CBIZ believes that this name change is integral to promoting greater name recognition in the marketplace, and to reinforcing our image as a unified provider of business services.
Results of Operations — Continuing Operations
CBIZ provides solutions that enable our clients to better manage their finances, employees and technology, through three practice groups. A brief description of these groups’ operating results and factors affecting their businesses is provided below. The Medical Management Professionals unit (CBIZ MMP), which reports under the National Practices group, exceeds the quantitative threshold of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for aggregation and therefore is reported as a separate segment.
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for an operation divested on July 1, 2005, revenue from the periods July 1 through

December 31, 2004 are reported as revenue from divested operations; thus, same-unit revenue includes revenue for the periods January 1 through June 30 of both years. Revenue from divested operations represents operations that did not meet the criteria for treatment as discontinued operations.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Revenue
The following table summarizes total revenue for the twelve months ended December 31, 2005 and 2004 (in thousands, except percentages)

	Year Ended December 31,

		% of		% of	$	%
	2005	Total	2004	Total	Change	Change

Same-unit revenue
Accounting, Tax and Advisory	$227,878	40.7%	$211,378	41.9%	$16,500	7.8%
Benefits and Insurance	142,343	25.5%	141,258	28.0%	1,085	0.8%

CBIZ MMP	97,583	17.5%	87,261	17.3%	10,322	11.8%
National Practices — Other	67,733	12.1%	64,369	12.7%	3,364	5.2%

Total National Practices	165,316	29.6%	151,630	30.0%	13,686	9.0%

Total same-unit revenue	535,537	95.8%	504,266	99.9%	31,271	6.2%
Acquired businesses	23,732	4.2%	—		23,732
Divested operations	—		632	0.1%	(632)

Total revenue	$559,269		$504,898		$54,371	10.8%

Same-unit revenue growth was 6.2% for the twelve months ended December 31, 2005 from the comparable period in 2004. A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Expenses
Operating expenses increased to $485.3 million for the twelve months ended December 31, 2005, from $438.4 million for the comparable period in 2004, an increase of $46.9 million or 10.7%. As a percent of revenue, operating expenses (excluding consolidation and integration charges) were 86.1% and 86.3% for the twelve months ended December 31, 2005 and 2004, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 80.0% and 80.3% of total operating expenses and 69.5% and 69.7% of revenue for the twelve months ended December 31, 2005 and 2004, respectively. As the majority of CBIZ’s operating costs are relatively fixed in the short term, gross margin as a percentage of revenue generally improves with revenue growth. However, for the twelve months ended December 31, 2005 versus the comparable period in 2004, gross margin as a percentage of revenue did not change primarily as the result of consolidation and integration charges incurred during 2005 (described in further detail below), and expenses related to our incentive compensation plan. A more comprehensive analysis of operating expenses and their impact on gross margin is discussed by operating practice group below.
Consolidation and integration charges are reported as operating expenses in the accompanying consolidated statements of operations, and were 0.7% and 0.5% of revenue for the twelve months ended December 31, 2005 and 2004, respectively. The increase in consolidation and integration charges in 2005 versus 2004 was primarily due to co-location activities in the Denver and Chicago markets during 2005.
Corporate general and administrative expenses increased to $24.9 million from $24.1 million, but decreased as a percentage of revenue to 4.4% from 4.8% for the twelve months ended December 31, 2005 and 2004, respectively. The increase in corporate general and administrative expenses was primarily attributable to compensation and benefits, including expenses related to our incentive compensation plan. The incentive compensation plan is further discussed under “Critical Accounting Policies — Incentive Compensation” below.
Depreciation and amortization expense was $15.2 million or 2.7% of revenue for the twelve months ended December 31, 2005, compared to $16.0 million or 3.2% of revenue for the comparable period in 2004. The decrease in depreciation and amortization expense was primarily attributable to the shift from purchasing computer-related equipment and furniture to leasing such items. Operating lease costs are recorded as operating expenses rather than capitalized and recorded as depreciation expense. Lease expenses related to these items totaled $3.5 million and $2.5 million for the twelve months ended December 31, 2005 and 2004, respectively.
Other Income and Expense
Interest expense increased by $1.6 million to $3.1 million for the twelve months ended December 31, 2005, from $1.5 million for the comparable period in 2004. The increase in interest expense was the result of higher average debt and higher interest rates during the twelve months ended December 31, 2005 versus the comparable period in 2004. Average debt was $51.6 million for the twelve months ended December 31, 2005 compared to $40.9 million for the comparable period in 2004, and average interest rates were 5.4% and 3.5% for the twelve months ended December 31, 2005 and 2004, respectively. Higher debt during 2005 compared to 2004 was primarily due to $29.3 million in spending during 2005 for share repurchases and acquisitions. Debt is further discussed under “Liquidity and Capital Resources”.
Gain on sale of operations, net was $0.3 million for the twelve months ended December 31, 2005, and was related to the sale of client lists from the Accounting, Tax and Advisory and Benefits and Insurance practice groups. For the twelve months ended December 31, 2004, gain on sale of operations, net was $1.0 million and was related to the sale of two operations and three client lists in the Accounting, Tax and Advisory practice group, and a client list from the Benefits and Insurance practice group.
Other income, net was $5.1 million for the twelve months ended December 31, 2005, and $3.5 million for the comparable period in 2004. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ’s payroll business, income earned on assets held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. The increase in other income for the twelve months ended December 31, 2005 from the comparable period in 2004, was primarily the result of higher interest earned on restricted cash and funds held for clients primarily at CBIZ’s payroll business, higher contingent royalties earned from previous divestitures, and income earned on assets of the deferred compensation plan. The increase in other income was partially offset by $0.4 million in interest income in 2004 related to a tax refund, that did not recur in 2005.
Income Taxes
CBIZ recorded income tax expense from continuing operations of $14.6 million and $8.0 million for the years ended December 31, 2005 and 2004, respectively. The effective tax rate for the twelve months ended December 31, 2005 was 40.3%, which is generally in line with statutory federal and state tax rates of approximately 40.0%. The effective tax rate for the twelve months ended December 31, 2004 was 27.4%, and reflected a $3.5 million tax benefit related to a favorable tax position which was successfully resolved upon completion of an examination by the Internal Revenue Service for the years ended December 31, 1998, 1999 and 2000.
Operating Practice Groups
Accounting, Tax and Advisory Services.

	Year Ended December 31,

	2005	2004	Change

	(Dollars in thousands)
Revenue
Same-unit	$227,878	$211,378	$16,500
Acquired businesses	17,671	—	17,671
Divested operations	—	632	(632)

Total revenue	245,549	212,010	33,539
Operating expenses	208,316	182,564	25,752

Gross margin	$37,233	$29,446	$7,787

Gross margin percent	15.2%	13.9%	1.3%
Same-unit revenue for the twelve months ended December 31, 2005 increased by $16.5 million or 7.8% from the twelve months ended December 31, 2004. The growth in same-unit revenue was primarily due to an increase in fees earned pursuant to administrative service agreements (further described under “Business Services” of Item 1), an increase in the aggregate number of hours charged to clients for consulting, litigation support and

Sarbanes-Oxley consulting and compliance services, net price increases for traditional accounting and tax services and litigation support, and a higher number of transactions closed by our real estate brokerage firm during 2005 versus 2004. The growth in revenue from acquired businesses was provided by accounting and consulting firms in San Diego, California and Denver, Colorado. Divested operations represent one small unit that did not provide opportunity for growth or cross-serving capabilities.
The largest components of operating expenses for the Accounting, Tax and Advisory practice group are personnel costs, occupancy costs and professional service fees paid to third parties, representing 88.0% and 88.1% of total operating expenses for the twelve months ended December 31, 2005 and 2004, respectively. Personnel costs increased $19.7 million in 2005 from 2004, primarily due to additional professionals employed by CBIZ, both from acquired businesses and to accommodate growth in revenue. As a percentage or revenue, personnel costs decreased to 65.5% for the twelve months ended December 31, 2005, from 66.6% for the comparable period in 2004, primarily as the result of improved utilization of personnel. Occupancy costs are relatively fixed in nature but increased $0.8 million for the twelve months ended December 31, 2005 from the comparable period in 2004, primarily due to the business acquired in San Diego, California. As a percentage of revenue, occupancy costs decreased to 6.4% for the twelve months ended December 31, 2005 from 7.0% for the comparable period in 2004, primarily due to the increase in revenue previously discussed. Professional service fees paid to third parties increased $2.0 million to 2.8% of revenue from 2.3% of revenue for the twelve months ended December 31, 2005 and 2004, respectively. Professional service fees paid to third parties are primarily the result of our utilization of third-party professionals to provide Sarbanes-Oxley consulting and compliance services to our clients.
Gross margin as a percent of revenue increased by 1.3% for the twelve months ended December 31, 2005 from the comparable period in 2004, primarily due to the improved utilization of personnel combined with an increase in net rates charged to clients for accounting and tax services and an increase in the number of hours charged to clients for consulting, litigation support and Sarbanes-Oxley consulting and compliance services.
CBIZ expects revenue growth for the ATA practice to continue in 2006, which is consistent with trends in the accounting industry. The accounting industry is experiencing growth in revenue from both an increase in services being provided to clients and an increase in the rates being charged to clients. The accounting industry also continues to experience pricing pressures on compensation as firms compete for qualified professionals to support the growth in revenue. As a result of these pricing pressures, CBIZ expects the growth in revenue to be accompanied by modest improvements in gross margin in 2006.
Benefits and Insurance Services.

	Year Ended December 31,

	2005	2004	Change

	(Dollars in thousands)
Revenue
Same-unit	$142,343	$141,258	$1,085
Acquired businesses	3,873	—	3,873
Divested operations	—	—	—

Total revenue	146,216	141,258	4,958
Operating expenses	116,149	112,987	3,162

Gross margin	$30,067	$28,271	$1,796

Gross margin percent	20.6%	20.0%	0.6%
Same-unit revenue for the twelve months ended December 31, 2005 increased by $1.1 million or 0.8% from the twelve months ended December 31, 2004. The growth in same-unit revenue was primarily attributable to growth in our group health and human capital advisory businesses. These increases were partially offset by the loss of a large client from our retail business, the pricing of property and casualty policies sold during 2005 versus 2004, and a decline in revenue in our bank-owned life insurance business. The growth in revenue from acquired businesses was provided by a group benefits business in Owings Mills, Maryland and a registered investment advisory firm in Cleveland, Ohio.
The largest components of operating expenses for the Benefits and Insurance practice group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 86.5% and 86.3% of total operating expenses for the twelve months ended December 31, 2005 and 2004, respectively. Personnel costs increased $5.1 million to 57.0% of revenue for the year ended December 31, 2005 from 55.4% of revenue for the comparable period in 2004. Acquired businesses contributed $2.1 million of the increase in personnel costs; the remainder of the increase was primarily the result of investments in sales and support personnel intended to promote organic growth. Commissions paid to third party brokers decreased as a percentage of revenue to 6.1% for the twelve months ended December 31, 2005 from 7.8% for the twelve months ended December 31, 2004, primarily due to a decline in revenue at a national business unit that specializes in bank-owned life insurance. Such revenue loss resulted in a decline in commissions paid to external brokers. Occupancy costs are relatively fixed in nature and decreased as a percentage of revenue to 5.7% for the year ended December 31, 2005 from 5.8% for the comparable period in 2004, primarily as a result of overall growth in revenue.
Gross margin as a percent of revenue increased by 0.6% for the year ended December 31, 2005 from the comparable period in 2004, primarily due to the growth in revenue combined with expense management efforts. In 2006, CBIZ expects growth to continue in the Benefits and Insurance group based on our intention to continue making investments in sales and support personnel in select markets, to continue providing superior consulting and brokerage services for our commercial clients, to continue seeking cross-serving opportunities within CBIZ to garner new business and grow market share and to strengthen existing client relationships in order to promote retention.
CBIZ Medical Management Professionals (CBIZ MMP).

	Year Ended December 31,

	2005	2004	Change

	(Dollars in thousands)
Revenue
Same-unit	$97,583	$87,261	$10,322
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	97,583	87,261	10,322
Operating expenses	80,033	71,885	8,148

Gross margin	$17,550	$15,376	$2,174

Gross margin percent	18.0%	17.6%	0.4%
CBIZ MMP revenue increased by $10.3 million, or 11.8%, for the twelve months ended December 31, 2005 from the comparable period 2004. Growth was attributable to new clients obtained in 2005, the maturation of clients obtained in 2004, and growth in revenue from existing clients.
The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 88.1% and 88.9% of total operating expenses for the twelve months ended December 31, 2005 and 2004, respectively. Personnel costs increased by $5.1 million, but decreased as a percent of revenue to 58.0% from 58.9% for the twelve months ended December 31, 2005 and 2004, respectively. The increase in personnel costs was directly related to an increase in the number of client service staff employed by CBIZ MMP during 2005 compared to 2004, as required to support the growth in revenue. Additionally, CBIZ MMP added personnel in the compliance and technology disciplines to support the current infrastructure and to position the unit for continued growth in the future. Occupancy costs increased $1.0 million to 7.0% of revenue for the twelve months ended December 31, 2005 from 6.7% of revenue for the comparable period in 2004. The increase in occupancy costs was primarily due to additional space required and expenses incurred to accommodate overall growth of the unit. Office expenses for the twelve months ended December 31, 2005 increased 6.0% from the comparable period in 2004 in response to overall growth of the unit.
Gross margin as a percentage of revenue increased 0.4% for the twelve months ended December 31, 2005 from the comparable period in 2004 as a result of the growth in revenue. CBIZ expects MMP’S operating expenses to increase in 2006 based on significant investments to upgrade their operating system to allow for future growth. As a result of these investments, gross margin in 2006 is expected to remain consistent with 2005; however, gross margin as a percentage of revenue is expected to decline.

National Practice Services — Other

	Year Ended December 31,

	2005	2004	Change

	(Dollars in thousands)
Revenue
Same-unit	$67,733	$64,369	$3,364
Acquired businesses	2,188	—	2,188
Divested operations	—	—	—

Total revenue	69,921	64,369	5,552
Operating expenses	60,969	57,208	3,761

Gross margin	$8,952	$7,161	$1,791

Gross margin percent	12.8%	11.1%	1.7%
Same-unit revenue for the twelve months ended December 31, 2005 increased by $3.4 million or 5.2% from the twelve months ended December 31, 2004. The increase in same-unit revenue was primarily due to growth in our technology businesses of $3.5 million, offset by a decline in revenue generated by the mergers and acquisition business of $0.5 million. Growth in revenue experienced by our technology businesses was largely the result of sales to new clients, as well as higher product sales at one unit. The decline in revenue experienced by the mergers and acquisition business was attributable to the number and size of transactions that closed during 2005 versus 2004. The mergers and acquisition business closed two transactions in 2005 as compared to three transactions that closed during 2004. The growth in revenue from acquired businesses was provided by a technology firm in Cleveland, Ohio, and a valuation business in Milwaukee, Wisconsin.
The largest components of operating expenses for the National Practices Services — Other segment are personnel costs, direct costs and occupancy costs, representing 89.6% and 90.8% of total operating expenses for the twelve months ended December 31, 2005 and 2004, respectively. Personnel costs increased $1.4 million for the twelve months ended December 31, 2005 from the comparable period in 2004, of which $1.1 million was attributable to acquired businesses. As a percentage of revenue, personnel costs decreased to 59.5% for the twelve months ended December 31, 2005 from 62.5% for the comparable period in 2004. Direct costs (which consist primarily of product costs associated with hardware sales in the technology businesses) increased $2.1 million to 13.8% of revenue for the twelve months ended December 31, 2005 from 11.8% of revenue for the comparable period in 2004. Direct costs increased as a percentage of revenue, and personnel costs decreased as a percentage of revenue, as a larger portion of revenue was derived from product sales during the twelve months ended December 31, 2005 than in the comparable period of 2004. Occupancy costs are relatively fixed in nature and decreased as a percentage of revenue to 4.8% for the twelve months ended December 31, 2005, from 6.4% for the comparable period in 2004. The decrease in occupancy costs as a percentage of revenue resulted from a combination of revenue growth and the shutdown of unprofitable facilities. CBIZ closed facilities in the mergers and acquisition and valuation businesses in June 2004, as well as an unprofitable office in the valuation business during the first quarter of 2005.
Gross margin as a percent of revenue increased by 1.7% for the twelve months ended December 31, 2005 from the twelve months ended December 31, 2004, primarily as the result of growth in the technology businesses and operational efficiencies in the valuation business. Due to the unpredictable nature of the mergers and acquisitions business, CBIZ expects gross margin for 2006 to be in line with 2005 levels.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Revenue
The following table summarizes total revenue for the twelve months ended December 31, 2004 and 2003 (in thousands, except percentages).

	Year Ended December 31,

		% of		% of	$	%
	2004	Total	2003	Total	Change	Change

Same-unit revenue
Accounting, Tax and Advisory	$206,537	40.9%	$199,673	41.5%	$6,864	3.4%
Benefits and Insurance	139,096	27.5%	138,554	28.7%	542	0.4%

CBIZ MMP	87,261	17.3%	75,785	15.7%	11,476	15.1%
National Practices — Other	62,499	12.4%	58,497	12.1%	4,002	6.8%

Total National Practices	149,760	29.7%	134,282	27.8%	15,478	11.5%

Total same-unit revenue	495,393	98.1%	472,509	98.0%	22,884	4.8%
Acquired businesses	9,505	1.9%	—		9,505
Divested operations	—		9,745	2.0%	(9,745)

Total revenue	$504,898		$482,254		$22,644	4.7%

Same-unit revenue growth was 4.8% for the twelve months ended December 31, 2004 from the comparable period in 2003. A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Expenses
Operating expenses increased to $438.4 million for the year ended December 31, 2004, from $419.9 million for the comparable period in 2003, an increase of $18.5 million or 4.4%. As a percent of revenue, operating expenses (excluding consolidation and integration charges) were 86.3% and 86.7% for the years ended December 31, 2004 and 2003, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 80.3% and 80.5% of total operating expenses and 69.7% and 70.1% of revenue for the years ended December 31, 2004 and 2003, respectively. A more comprehensive analysis of operating expenses (excluding consolidation and integration charges) and their impact on gross margin is discussed by operating practice group below.
Consolidation and integration charges are reported as operating expenses in the accompanying consolidated statements of operations, and increased as a percent of revenue to 0.5% from 0.4% for the years ended December 31, 2004 and 2003, respectively. The increase in consolidation and integration charges was due primarily to real estate leasing costs in the Chicago market during 2004.
Corporate general and administrative expenses increased to $24.1 million or 4.8% of revenue for the year ended December 31, 2004, from $18.7 million or 3.9% of revenue for the comparable period in 2003. The increase in corporate general and administrative expenses in 2004 versus 2003 was primarily the result of an increase in legal expenses, settlements (net of recoveries), and litigation reserves of approximately $3.2 million, to address several long-standing litigation issues. Additionally, CBIZ incurred approximately $1.0 million in expenses during 2004 associated with its compliance efforts in connection with Section 404 of the Sarbanes-Oxley Act of 2002.
Depreciation and amortization expense decreased to $16.0 million for the year ended December 31, 2004, from $16.6 million for the comparable period in 2003, a decrease of $0.6 million, or 3.4%. The decrease is primarily attributable to the shift from purchasing computer-related items and furniture to leasing such items. These operating lease costs are recorded as operating expenses, rather than capitalized and recorded as depreciation, and total $2.5 million for the year ended December 31, 2004 and $1.6 million for the year ended December 31, 2003. As a percentage of revenue, depreciation and amortization expense was 3.2% and 3.4% for the years ended December 31, 2004 and 2003, respectively.
Other Income and Expense
Interest expense increased to $1.5 million for the year ended December 31, 2004, from $1.1 million for the comparable period in 2003, an increase of $0.4 million, or 42.8%. The increase in interest expense was the result of higher average debt of $40.9 million during the year ended December 31, 2004, compared to $18.2 million during the year ended December 31, 2003. Higher debt during 2004 was primarily due to share repurchase activity. The increase in interest expense due to higher average debt balances was offset by a decrease in average interest rates to 3.5% for the year ended December 31, 2004 from 4.4% for the year ended December 31, 2003. Additionally, interest expense for year ended December 31, 2003 included fees related to an interest rate swap that was terminated during the second quarter of 2003.
Gain on sale of operations, net was $1.0 million for the year ended December 31, 2004, and was related to the sale of two operations and three client lists from the ATA practice group, and a client list from the B&I practice group. For the year ended December 31, 2003, gain on sale of operations, net was $2.5 million and related primarily to the sale of Health Administrative Services from the B&I practice group. Three businesses from the ATA practice group were also sold during the year ended December 31, 2003.
CBIZ reported other income of $3.5 million for the year ended December 31, 2004, compared to other expense of $1.2 million for the comparable period in 2003, an increase $4.7 million. Other income (expense), net is comprised primarily of interest income earned on funds held for clients at CBIZ’s payroll business, adjustments to the fair value of assets held in a rabbi trust related to the deferred compensation plan implemented in the first quarter of 2004, gains and losses on the sale of assets, and miscellaneous income such as contingent royalties from previous divestitures. The change in other income (expense) for the year ended December 31, 2004 from the year ended December 31, 2003 was primarily related to $2.8 million of impairment charges to notes receivable during the year ended December 31, 2003 that did not recur in 2004. Of those impairment charges, $2.4 million related to the impairment of a note taken in connection with the divestiture of the hazardous waste operation in 1997, that filed bankruptcy in 2003. Additionally, other income for the year ended December 31, 2004 included approximately $0.4 million of interest income related to a tax refund that is discussed in further detail below, and approximately $0.4 million related to the deferred compensation plan that was implemented during the first quarter of 2004.
Income Taxes
CBIZ recorded income tax expense from continuing operations of $8.0 million for the year ended December 31, 2004, compared to $11.9 million for the year ended December 31, 2003. The effective tax rate decreased to 27.4% for the year ended December 31, 2004, from 43.8% for the comparable period in 2003. The effective tax rate for the year ended December 31, 2004 was lower than statutory federal and state tax rates of approximately 40.0% due to a $3.5 million net tax benefit related primarily to a favorable tax position which was successfully resolved upon completion of the Internal Revenue Service examination for the years ended December 31, 1998, 1999, and 2000. The effective tax rate for the year ended December 31, 2003 was higher than the statutory federal and state tax rates of approximately 40.0%, primarily due to capital losses resulting from certain impairment charges that were not offset by capital gains and thus were not deductible in the period.
Operating Practice Groups
Accounting, Tax and Advisory Services.

	Year Ended December 31,

	2004	2003	Change

	(Dollars in thousands)
Revenue
Same-unit	$206,537	$199,673	$6,864
Acquired businesses	5,473	—	5,473
Divested operations	—	2,396	(2,396)

Total revenue	212,010	202,069	9,941
Operating expenses	182,564	176,594	5,970

Gross margin	$29,446	$25,475	$3,971

Gross margin percent	13.9%	12.6%	1.3%
Same-unit revenue for the twelve months ended December 31, 2004 increased by $6.9 million or 3.4% from the twelve months ended December 31, 2003. The growth experienced in same-unit revenue was primarily due to an increase in the aggregate number of hours charged to clients for litigation support and Sarbanes-Oxley consulting services, combined with modest price increases for traditional accounting and tax services. The growth in revenue from acquisitions was primarily from Sarbanes-Oxley consulting services provided by CBIZ Harborview, which was acquired in September 2003, as well as accounting services provided by firms in Denver, Colorado, and Orange County, California. Divested operations represent several smaller units that did not provide opportunity for growth and cross-serving capabilities.
The largest components of operating expenses for the ATA group were personnel costs, occupancy costs and professional service fees paid to third parties, representing 88.1% and 87.2% of total operating expenses for the years ended December 31, 2004 and 2003, respectively. Personnel costs increased $3.2 million primarily due to increases in staff to accommodate revenue growth, as well as annual increases in compensation rates. As a percentage of revenue, personnel costs were 66.6% and 68.3% for the years ended December 31, 2004 and 2003, respectively. The decrease in personnel costs as a percentage of revenue was the result of improved utilization of personnel. Occupancy costs, which are generally fixed in nature, were 7.0% and 7.2% of revenue for the years ended December 31, 2004 and 2003, respectively. Professional service fees paid to third parties increased $3.3 million to 2.3% percent of revenue for the year ended December 31, 2004 from 0.8% for the same in 2003, as the result of outsourced professional services utilized primarily at two business units; one unit that delivers services requiring specialization in state agency compliance and CBIZ HarborView that delivers Sarbanes-Oxley consulting services.
Gross margin improved by 1.3% for the twelve months ended December 31, 2004 over the comparable period in 2003, primarily due to growth in Sarbanes-Oxley consulting services, as well as modest increases in hourly billing rates.
Benefits and Insurance Services.

	Year Ended December 31,

	2004	2003	Change

	(Dollars in thousands)
Revenue
Same-unit	$139,096	$138,554	$542
Acquired businesses	2,162	—	2,162
Divested operations	—	5,455	(5,455)

Total revenue	141,258	144,009	(2,751)
Operating expenses	112,987	112,136	851

Gross margin	$28,271	$31,873	$(3,602)

Gross margin percent	20.0%	22.1%	(2.1)%
On a same-unit basis, the Benefits and Insurance (B&I) group experienced an increase in revenue of $0.5 million, or 0.4% for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003. This growth was the result of strength in our core retail businesses, primarily group health and welfare, offset by a decline in revenue at a national business unit that specialized in bank-owned life insurance. The growth in revenue from acquired businesses was provided by firms in Chicago, Illinois, Salt Lake City, Utah and Owings Mills, Maryland, that specialize in group benefits and property and casualty services. The decline in revenue from divested operations was primarily the result of Health Administration Services which was sold in May 2003.
The largest components of operating costs for the B&I group were personnel costs, commissions paid to third party brokers, and occupancy costs, representing 86.3% and 86.4% of total operating expenses in 2004 and 2003, respectively. Personnel costs increased as a percentage of revenue to 55.4% from 53.4%, primarily as a result of investments in sales and support personnel intended to promote organic growth. Commissions paid to third party brokers increased to 7.8% of revenue in 2004 from 7.7% in 2003, primarily due to a higher portion of revenue being generated with third party brokers during 2004 than in 2003. Occupancy expenses are relatively fixed in nature, but decreased as a percent of revenue to 5.8% for the twelve months ended December 31, 2004, from 6.1% for the comparable period in 2003, primarily as the result of cost savings realized from office consolidation and integration activities that occurred during the year.
Goss margin decreased in 2004 compared to 2003, primarily as the result of the decline in revenue experienced by the national business unit described above. A large portion of this unit’s costs are fixed in the short term, thus resulting in a negative impact to margins when revenue declined. The growth in revenue experienced by our core retail businesses did not result in a similar favorable impact on gross margin, as the retail business units have a more variable cost structure.

CBIZ Medical Management Professionals (CBIZ MMP).

	Year Ended December 31,

	2004	2003	Change

	(Dollars in thousands)
Revenue
Same-unit	$87,261	$75,785	$11,476
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	87,261	75,785	11,476
Operating expenses	71,885	61,566	10,319

Gross margin	$15,376	$14,219	$1,157

Gross margin percent	17.6%	18.8%	(1.2%	)
CBIZ MMP revenue increased by $11.5 million, or 15.1%, for twelve months ended December 31, 2004 as compared to the twelve months ended December 31, 2003. Approximately $4.2 million of the growth was attributable to new clients obtained during 2004. The remaining revenue growth was the result of the maturation of clients obtained in 2003 and strong existing client sales.
The largest components of operating expenses for CBIZ MMP were personnel costs, occupancy costs and office expenses (primarily postage), representing 88.9% and 90.0% of total operating expenses for the years ended December 31, 2004 and 2003, respectively. Personnel costs increased by $7.7 million to 58.9% of revenue for the year ended December 31, 2004, from 57.6% of revenue for the year ended December 31, 2003. This increase was directly related to an increase in the number of client service staff employed by MMP during 2004 versus 2003, required to support the growth in revenue. Additionally, MMP added personnel in compliance and technology to support the infrastructure and to position the unit for continued growth. Occupancy costs as a percentage of revenue were 6.7% and 7.1%, for the years ended December 31, 2004 and 2003, respectively. Office expenses for the twelve months ended December 31, 2004 increased 5.9% from the comparable period in 2003 in response to overall growth of the unit.
Gross margin declined in 2004 from 2003, primarily as a result of investments in additional staff to support and facilitate growth.
National Practice Services — Other.

	Year Ended December 31,

	2004	2003	Change

	(Dollars in thousands)
Revenue
Same-unit	$62,499	$58,497	$4,002
Acquired businesses	1,870	—	1,870
Divested operations	—	1,894	(1,894)

Total revenue	64,369	60,391	3,978
Operating expenses	57,208	61,176	(3,968)

Gross margin	$7,161	$(785)	$7,946

Gross margin percent	11.1%	(1.3)%	12.4%
On a same-unit basis, the National Practices group, excluding CBIZ MMP, experienced higher revenues of $4.0 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Approximately $2.1 million of the same-unit revenue growth was attributable to three transactions that closed during the first six months of 2004 in CBIZ’s mergers and acquisition business. The remainder of the increase was primarily from our payroll processing unit and valuation business. The payroll processing unit made investments in their business processes and systems during 2003 to position the unit for growth. These investments, along with increased client satisfaction (evidenced by higher than anticipated retention rate), resulted in favorable revenue results in 2004 as compared to 2003. This increase was offset by lower revenues in CBIZ’s technology and health care consulting businesses in 2004. Revenue from acquired businesses was provided by a technology business located in Cleveland, Ohio. Revenue from divested operations related to the closure of unprofitable locations in the technology businesses during 2003.

The largest components of operating expenses for the National Practices Services — Other segment were personnel costs, direct costs and occupancy costs, representing 90.8% and 89.9% of total operating expenses in 2004 and 2003, respectively. Personnel costs decreased by $2.2 million, and decreased as a percentage of revenue to 62.5% for the year ended December 31, 2004, from 70.2% for the year ended December 31, 2003. The decrease was primarily the result of a reduction in personnel related to the closure of unprofitable locations in the mergers and acquisitions group. Direct costs primarily consisted of product costs associated with hardware sales in the technology businesses. These costs decreased by $0.7 million, and decreased as a percentage of revenue to 11.8% for the year ended December 31, 2004, from 13.7% for the year ended December 31, 2003. The decrease was primarily a result of lower product costs at our technology division due to the closure of unprofitable locations during 2003. Occupancy costs are generally fixed in nature and decreased as a percentage of revenue to 6.4% in 2004 from 7.1% in 2003, primarily as a result of the shutdown of unprofitable facilities in the technology businesses described above.
The improvement in gross margin for the year ended December 31, 2004 from the year ended December 31, 2003 was realized as the result of closing unprofitable locations in the technology businesses and discontinuing unprofitable product lines, combined with the three mergers and acquisitions transactions as previously discussed, and improvements and operational efficiencies in the payroll, technology and valuation businesses.
Results of Operations — Discontinued Operations
During 2005, CBIZ closed an operation from the Accounting, Tax and Advisory practice group, and sold a business unit from the Benefits and Insurance practice group. In addition, CBIZ committed to the divestiture of a business unit in the National Practices — Other practice group. CBIZ plans to divest of this business in two portions, one of which will be sold and the other which will be closed. The National Practices business unit is classified as available for sale at December 31, 2005.
During the year ended December 31, 2004, CBIZ divested of three business operations; two business units from the Accounting, Tax and Advisory practice group were divested through a sale and a closure, and a business unit from the National Practices — Other practice group was closed. During 2003, CBIZ committed to the divestiture of five and divested of six business operations, (of which one was available for sale at December 31, 2002). There were no businesses available for sale at December 31, 2004 or 2003.
These operations qualified for treatment as discontinued operations, and have been classified as such in accordance with Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets in Determining Whether to Report Discontinued Operations”. Accordingly, the net assets, liabilities, and results of operations of these businesses are reported separately in the consolidated financial statements included herewith. Based upon the sales proceeds and costs of closure, CBIZ recorded a gain on disposal of discontinued operations, net of tax, of $3.6 million, $0.1 million and $0.7 million for the years ended December 31, 2005, 2004, and 2003 respectively. Revenue associated with discontinued operations for the years ended December 31, 2005, 2004 and 2003 was $6.0 million, $18.5 million and $37.0 million, respectively. The loss from operations of these discontinued operations, net of tax, for the years ended December 31, 2005, 2004 and 2003 was $6.5 million, $5.4 million and $0.7 million, respectively.
Financial Condition
Total assets were $454.6 million, total liabilities were $199.9 million and shareholders equity was $254.7 million as of December 31, 2005. Current assets of $209.2 million exceeded current liabilities of $153.4 million by $55.8 million.
Cash and cash equivalents increased $3.6 million to $8.9 million for the year ended December 31, 2005. Restricted cash was $9.9 million at December 31, 2005, a decrease of $0.2 million from December 31, 2004. Restricted cash represents those funds held in connection with CBIZ’s securities regulated operations and funds held in connection with the pass through of insurance premiums from our clients to the respective carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $99.2 million at December 31, 2005, an increase of $0.2 million from December 31, 2004. The slight increase in accounts receivable is attributed to the increase in revenue from internal growth and acquisitions, offset by an improvement in collections from a year ago. Days sales outstanding (DSO) represents trade accounts receivable (before the allowance for doubtful accounts) and unbilled revenue

(net of realization adjustments) at the end of the period, divided by daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. DSO for continuing operations was 67 days at December 31, 2005, a 6 day improvement from 73 days at December 31, 2004.
Other current assets increased by $1.5 million at December 31, 2005 from December 31, 2004, primarily due to an increase in prepaid expenses offset by a decrease in interest receivable. The increase in prepaid expenses was attributable to the timing of insurance premium payments; the decrease in interest receivable relates to a tax refund that was received in February 2005.
Income taxes recoverable at December 31, 2004 includes the expected refund related to a favorable tax position which was successfully resolved upon completion of the IRS examination of tax years 1998-2000. The tax refund was received in February 2005.
Funds held for clients are directly offset by client fund obligations. Funds held for clients fluctuate during the year based on the timing of cash receipts and related payments, and are further described in Note 1 to the accompanying consolidated financial statements.
Goodwill and other intangible assets, net of accumulated amortization, increased by $12.9 million at December 31, 2005 from December 31, 2004. Acquisitions, including contingent consideration earned, resulted in a $15.5 million increase in goodwill and other intangible assets during the year ended December 31, 2005. This increase was offset by $2.6 million of amortization expense.
Assets of the deferred compensation plan represent participant deferral accounts. The assets are held in a rabbi trust and are directly offset by obligations of the plan, representing obligations due to the participants. Although the assets of the plan are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan, in the event that CBIZ became insolvent, the assets would be available to all unsecured general creditors. The plan is described in further detail in Note 11 of the accompanying consolidated financial statements.
The accounts payable balance of $26.4 million at December 31, 2005 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs of $35.9 million at December 31, 2005 represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs. Incentive compensation is described more fully under “Critical Accounting Policies — Incentive Compensation” below.
Other liabilities (current and non-current) increased by $3.6 million at December 31, 2005 from December 31, 2004. The increase in other liabilities relates primarily to amounts owed by CBIZ as contingent proceeds earned by acquired businesses. The increase is also the result of differences between cash payments required under various operating leases, versus rent expense which is recognized on a straight-line basis.
Income taxes payable of $1.1 million at December 31, 2005 represents our estimate of taxes due on current year income. At December 31, 2004, CBIZ recorded income taxes recoverable of $7.1 million, which is discussed in further detail above.
During the year ended December 31, 2005, CBIZ paid $29.3 million in cash for business acquisitions (initial consideration and additional consideration earned) and share repurchases, in addition to reducing the amount of outstanding debt under the credit facility to $32.2 million at December 31, 2005 from $53.9 million at December 31, 2004. Cash to fund acquisitions, share repurchases and the reduction in bank debt during the year ended December 31, 2005, was provided by CBIZ operations.
Stockholders’ equity increased $8.2 million in 2005 from 2004, primarily due to net income of $18.7 million, and the exercise of stock options which contributed $5.4 million. The increase in stockholders’ equity resulting from net income and stock option exercises was partially offset by share repurchases. During 2005, CBIZ repurchased 3.8 million shares of common stock which resulted in a $16.7 million decrease in stockholders’ equity.
Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions from professional services rendered to its clients. In addition, CBIZ supplements net operating cash with a senior secured credit facility. The $100.0 million facility carries an option to increase the commitment to $125.0 million, and allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. The facility has a five year term with an expiration date of August 2009.
At December 31, 2005, CBIZ had $32.2 million outstanding under its credit facility, as well as letters of credit and guarantees totaling $4.4 million. Available funds under the facility based on the terms of the commitment were approximately $54.1 million at December 31, 2005. The credit facility was secured by substantially all assets of CBIZ, as well as the capital stock of its subsidiaries. Under the credit facility, CBIZ was required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it was in compliance with its covenants as of December 31, 2005.
Effective February 13, 2006, CBIZ entered into a new $100.0 million unsecured credit facility, which replaced the previous facility. The new facility has an option to increase the commitment to $150.0 million, and has a five year term expiring in February 2011. In addition to providing lower borrowing costs, the new facility provides CBIZ with greater flexibility in regards to on-going corporate initiatives. Specifically, the new facility removes limitations on share repurchases and acquisitions provided the leverage ratio (total debt compared to EBITDA as defined by the facility) is less than 2.0. CBIZ believes it is in compliance with covenants under the new credit agreement.
Management believes cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the next twelve months, including capital expenditures, working capital requirements, and strategic investments.
CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a number of shelf registrations active, under which it can offer such securities. See Note 12 to the consolidated financial statements included herewith for a description of these shelf registration statements.
Sources and Uses of Cash
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Cash provided by operating activities represents net income adjusted for certain non-cash items and changes in assets and liabilities. During 2005, cash provided by operating activities was $52.8 million compared to $19.7 million in 2004. The increase of $33.1 million in cash provided by operating activities in 2005 was primarily due to a decrease in the change in income taxes of $13.2 million, a decrease in the change in accounts receivable, net, of $6.4 million, and an increase in the change in accrued personnel costs of $7.4 million. The decrease in income taxes due was related to a $4.0 million refund received during 2005, combined with the overpayment of taxes during 2004, which were used to reduce 2005 tax payments.
Cash flows from investing activities consist primarily of payments toward capital expenditures and business acquisitions, proceeds from divested operations and the collection of notes receivable. CBIZ used $14.3 million in net cash for investing activities during 2005, compared to $8.6 million during 2004. Investing uses of cash during 2005 primarily consisted of $12.6 million of net cash used towards business acquisitions and $6.9 million for capital expenditures (net), offset by $2.1 million in proceeds from discontinued and divested operations and $1.7 million in net collections on notes receivable. Investing uses of cash during 2004 primarily consisted of $5.7 million of net cash used toward business acquisitions and $7.4 million for capital expenditures (net), offset by $4.6 million in proceeds from discontinued and divested operations and $0.2 million in net collections on notes receivable. Capital expenditures primarily consisted of technology investments, as well as leasehold improvements and equipment purchased in connection with the consolidation of certain offices.
Cash flows from financing activities consist primarily of net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, net borrowing and payment activity toward notes payable and capitalized leases, and proceeds from the exercise of stock options. Net cash used in financing activities during the year ended December 31, 2005 was $35.0 million compared to $9.6 million for the comparable period in 2004. Financing uses of cash during 2005 included $21.7 million in net payments towards the credit facility, $16.7 million in cash used to purchase 3.8 million shares of CBIZ common stock, and $0.8 million in net payments towards notes payable and capitalized leases, offset by $4.2 million in proceeds from the exercise of stock options. During 2004, financing uses of cash included $50.4 million in cash used to repurchase 10.4 million shares of CBIZ common stock through a tender offer and open market purchases, and $0.4 million in net payments towards notes payable and capitalized leases, offset by $39.9 million in net proceeds from the credit facility and $1.4 million in proceeds from the exercise of stock options.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Net cash provided by operating activities in 2004 was $19.7 million versus $38.9 million in 2003, a decrease of $19.2 million. The decrease in cash provided by operating activities was primarily due to an increase in the change in income taxes of $10.8 million, and a reduction in the change in accounts payable of $8.8 million during the year ended December 31, 2004 versus the comparable period in 2003. The increase in income taxes was attributable to deferred tax assets utilized in 2003 in connection with the divestiture of two non-core business units.
CBIZ used $8.6 million in net cash for investing activities during 2004, compared to $4.6 million during 2003. Investing uses of cash during 2004 primarily consisted of $5.7 million of net cash used toward business acquisitions and $7.4 million for capital expenditures (net), offset by $4.6 million in proceeds from discontinued and divested operations and $0.2 million in net collections on notes receivable. Investing uses of cash during 2003 primarily consisted of $3.8 million of net cash used toward business acquisitions and $10.4 million for capital expenditures (net), offset by $7.2 million in proceeds from discontinued and divested operations and $1.8 million in net collections on notes receivable. The decrease in cash used for capital expenditures (net) during 2004 versus 2003 was primarily attributable to the shift from purchasing computer-related equipment and furniture, to financing such equipment under operating leases.
Net cash used in financing activities during the year ended December 31, 2004 was $9.6 million compared to $36.9 million for the comparable period in 2003. During 2004, financing uses of cash included $50.4 million in cash used to repurchase shares of CBIZ common stock through a tender offer and open market purchases, and $0.4 million in net payments towards notes payable and capitalized leases, offset by $39.9 million in net proceeds from the credit facility and $1.4 million in proceeds from the exercise of stock options. During 2003, financing uses of cash included $3.5 million in net payments towards the credit facility, $33.6 million in cash used to repurchase shares of CBIZ common stock, and $0.7 million in net payments towards notes payable and capitalized leases, offset by $0.9 million in proceeds from the exercise of stock options.
Obligations and Commitments
CBIZ’s aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter

On-Balance Sheet
Bank debt(1)	$32,200	$—	$—	$—	$32,200	$—	$—
Notes payable	6,309	6,107	8	194	—	—	—
Capitalized leases	1,649	626	533	418	72	—	—
Restructuring lease obligations(2)	12,268	3,694	2,858	1,903	1,194	787	1,832
Off-Balance Sheet
Non-cancelable operating lease obligations(2)	191,410	33,309	28,183	25,312	21,166	18,797	64,643
Letters of credit in lieu of cash security deposits	2,027	1,415	—	—	—	35	577
License bonds and other letters of credit	1,282	—	—	—	—	—	1,282
Performance guarantees	2,398	937	1,025	436	—	—	—

Total	$249,543	$46,088	$32,607	$28,263	$54,632	$19,619	$68,334

(1)	Represents the credit facility that existed at December 31, 2005. CBIZ entered into a new facility effective February 13, 2006, which has a five year term expiring February, 2011.

(2)	Excludes cash received under subleases.
Off-Balance Sheet Arrangements
CBIZ maintains administrative service agreements with independent CPA firms (as described more fully under “Business Services — Accounting, Tax, and Advisory” above), which qualify as variable interest entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended. The impact to CBIZ of this accounting pronouncement is not material to the financial condition, results of operations, or cash flows of CBIZ, and is further discussed in Note 1 to the consolidated financial statements included herewith.
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $2.4 million and $1.3 million at December 31, 2005 and 2004, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.0 million and $2.9 million at December 31, 2005 and 2004, respectively. In addition, CBIZ provides bonds to various state agencies to meet certain licensing requirements. The amount of bonds outstanding at December 31, 2005 and 2004 were $1.2 million and $1.6 million, respectively.
CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2005, we were not aware of any indemnification agreements that would require material payments.
Interest Rate Risk Management
CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. During June 2003, CBIZ paid its revolving credit facility balance down to zero, thus requiring it to terminate its interest rate swap, which was scheduled to expire during August 2003 and carried a fixed rate of 5.58% (fixed Libor rate of 3.58% plus an applicable margin of 2.0%). During the years ended December 31, 2005 and 2004, CBIZ did not utilize interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.
CBIZ invests funds held for clients in short-term investment grade instruments with a maturity of twelve months or less from the date of purchase. The interest income on these short-term investments mitigate the interest rate risk for the borrowing costs of CBIZ’s credit facility, as the rates float based on market conditions and the average balances of the respective investments and debt are comparable in size.
Critical Accounting Policies
The policies discussed below are considered by management to be critical to the understanding of CBIZ’s consolidated financial statements because their application places significant demand on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that estimates may require adjustment if future events develop differently than expected.
Revenue Recognition and Valuation of Unbilled Revenues
Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. These criteria are in accordance with Generally Accepted Accounting Principles (GAAP) and SEC Staff Accounting Bulletin No. 104 (SAB 104). CBIZ offers a vast array of products and business services to its clients. Those services are delivered through three practice groups. A description of revenue recognition, as it relates to those groups, is provided below.
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
Accounting, Tax and Advisory Services — Revenue consists primarily of fees for accounting services, preparation of tax returns, and consulting services including Sarbanes-Oxley consulting and compliance projects. Revenues are recorded in the period in which services are provided and meet revenue recognition criteria in accordance with SAB 104. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.
Through one of its ATA units, CBIZ provides flexible benefits administration services to clients, grants access of its proprietary software to third parties, and provides hosting to these parties. Revenue associated with set up and license fees related to our flexible benefits services are deferred and recognized pro rata over the life of the contract.
Benefits and Insurance Services — Revenue consists primarily of brokerage and agency commissions, and fee income for administering health and retirement plans. A description of the revenue recognition, based on the insurance product and billing arrangement, is described below.

•	Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured’s (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the policy becomes effective; and life insurance commissions are recognized when the policy becomes effective. Commission revenue is reported net of sub-broker commissions. Commission revenue is reported net of reserves for estimated policy cancellations and terminations. This reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

•	Commissions which are based upon certain performance targets are recognized at the earlier of written notification that the target has been achieved, or cash collection.

•	Fee income is recognized in the period in which services are provided, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.
National Practices Services — The business units that comprise this practice group offer a variety of services. A description of revenue recognition associated with the primary services is provided below.

•	Mergers & Acquisitions and Capital Advisory — Revenue associated with non-refundable retainers is recognized on a pro rata basis over the life of the engagement. Revenue associated with success fee transactions is recognized when the transaction is completed.

•	Technology Consulting — Revenue associated with hardware and software sales is recognized upon delivery and acceptance of the product. Revenue associated with installation is recognized as services are performed, and revenue associated with service agreements is recognized on a straight-line basis. Consulting revenue is recognized on an hourly or per diem fee basis as services are performed.

•	Valuation — Revenue consists primarily of fees for valuation services such as fairness opinions, business plans, litigation support, purchase price allocations and derivative valuations. Revenues are recorded in the period in which services are provided and meet revenue recognition criteria in accordance with SAB 104. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

•	Payroll — Revenue is recognized when the actual payroll processing occurs.

•	Medical Management Group — Fees for services are primarily based on a percentage of net collections on our clients’ patient accounts receivable. As such, revenue is determinable, earned, and recognized, when payments are received on our clients’ patient accounts.
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
In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no impairment of goodwill during the years ended December 31, 2005, 2004, or 2003.
Loss Contingencies
Loss contingencies, including litigation claims, are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis that often depends on judgment about potential actions by third parties.
Incentive Compensation
Determining the amount of expense to recognize for incentive compensation at interim and annual reporting dates involves management judgment. Expenses accrued for incentive compensation are based upon expected financial results for the year, and the ultimate determination of incentive compensation can not be made until after year-end results are finalized. Thus, amounts accrued are subject to change in future interim periods if actual future financial results are higher or lower than expected. In arriving at the amount of expense to recognize, management believes it makes reasonable judgments using all significant information available. At December 31, 2005, CBIZ believes that the accrual for incentive compensation accurately reflects amounts that will be paid under the plan.
Income Taxes
Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves management judgment. Management estimates an annual effective tax rate (which takes into consideration expected full-year results), which is applied to our quarterly operating results to determine the provision for income tax expense. In the event there is a significant, unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. Circumstances that could cause our estimates of effective income tax rates to change include the impact of information that subsequently becomes available as we prepare our corporate income tax returns; the level of actual pre-tax income; revisions to tax positions taken as a result of further analysis and consultation; the receipt and expected utilization of federal and state income tax credits; and changes mandated as a result of audits by taxing authorities. Management believes it makes reasonable judgments using all significant information available when estimating income taxes.

Other Significant Policies
Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to understanding the consolidated financial statements. Those policies are described in Note 1 to the consolidated financial statements contained herein.
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued the revised Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment” (SFAS 123(R)), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. In April 2005, the Securities and Exchange Commission (SEC) delayed the effective date for SFAS 123(R) until the first fiscal year beginning after June 15, 2005. As a result of this SEC ruling, CBIZ is required to adopt the provisions of SFAS 123(R) in the first quarter of 2006.
CBIZ expects to adopt the provisions of SFAS 123(R) using the modified prospective method. Pursuant to this method of adoption, prior periods will not be restated. Rather, this method requires that compensation expense be recorded for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro forma disclosure under SFAS 123. Compensation expense calculated in accordance with SFAS 123(R) in future periods may differ from the pro forma amounts disclosed in Note 1 to the consolidated financial statements included herewith, as the amount of compensation expense will vary depending on assumptions for future forfeitures, the number of options granted in 2006, the market value of our common stock and changes in other variables impacting stock option valuation estimates.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share Based Payments”, which summarizes the views of the SEC regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and also provides the SEC’s views regarding the valuation of share-based payment arrangements. CBIZ will consider the guidance provided by SAB 107 as it implements SFAS 123(R).
In August 2005, the FASB issued Financial Staff Position (FSP) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123(R)”. FSP No. FAS 123(R)-1 states that a freestanding financial instrument issued to an employee originally subject to SFAS 123(R) becomes subject to the recognition and measurement provision of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The provisions of FSP No. FAS 123(R)-1 are effective upon CBIZ’s initial adoption of SFAS 123(R). Adoption is not expected to have a material impact on the financial position, results of operations or cash flows of CBIZ.
In February 2006, the FASB issued FSP 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that allow for Cash Settlement upon the Occurrence of a Contingent Event”. FSP 123(R)-4 amends certain provisions of SFAS 123(R) and addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The provisions of FSP No. FAS 123(R)-4 are effective upon CBIZ’s initial adoption of SFAS 123(R). Adoption is not expected to have a material impact on the financial position, results of operations or cash flows of CBIZ.
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
In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. FSP FAS 115-1 and 124-1 specifically nullifies the requirements of paragraphs 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and 124-1 is not expected to have a material impact on the financial position, results of operations or cash flows of CBIZ.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America, would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at December 31, 2005, interest expense would increase or decrease by approximately $0.3 million annually.
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
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls over financial reporting (Internal Controls) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CBIZ have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
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
Other than disclosed above, there were no changes in our Internal Controls that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
Item 9B.     Other Information
None.
Item 9C.     Management’s Report On Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.
CBIZ’s independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of internal control over financial reporting which appears in Item 8 of this Annual Report.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2006 Annual Stockholders’ Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ’s fiscal year.
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

Name	Age	Position(s)

Executive Officers and Directors:
Steven L. Gerard(1)	60	Chairman and Chief Executive Officer
Rick L. Burdick(1)(3)	54	Director and Vice Chairman
Gary W. DeGroote(3)	50	Director
Joseph S. DiMartino(3)(4)	62	Director
Harve A. Ferrill(2)(3)	73	Director
Richard C. Rochon(2)(3)(4)	48	Director
Todd Slotkin(3)(4)	53	Director
Donald V. Weir(2)(3)	64	Director
Jerome P. Grisko, Jr.(1)	44	President and Chief Operating Officer
Ware H. Grove	55	Senior Vice President and Chief Financial Officer
Leonard Miller	66	Senior Vice President, Accounting, Tax & Advisory
Robert A. O’Byrne	49	Senior Vice President, Benefits & Insurance
Michael W. Gleespen	47	Secretary and General Counsel
Other Key Employees:
George A. Dufour	59	Senior Vice President and Chief Technology Officer
Mark M. Waxman	49	Senior Vice President of Marketing
Teresa E. Bruce	41	Vice President, Human Resources
Chris Spurio	40	Vice President, Finance
Michael P. Kouzelos	37	Senior Vice President, Strategic Initiatives
Kelly J. Kuna	35	Treasurer
Robert A. Bosak	38	Controller

(1)	Member of Management Executive Committee

(2)	Member of Audit Committee

(3)	Member of Nominating & Governance Committee

(4)	Member of Compensation Committee
Executive Officers and Directors:
Steven L. Gerard was elected by the Board to serve as its Chairman in October, 2002. He was appointed Chief Executive Officer and Director in October, 2000. Mr. Gerard was Chairman and CEO of Great Point Capital, Inc., a provider of operational and advisory services from 1997 to October 2000. From 1991 to 1997, he was Chairman and CEO of Triangle Wire & Cable, Inc. and its successor Ocean View Capital, Inc. Mr. Gerard’s prior experience includes 16 years with Citibank, N.A. in various senior corporate finance and banking positions. Further, Mr. Gerard served seven years with the American Stock Exchange, where he last served as Vice President of the Securities Division. Mr. Gerard also serves on the Boards of Directors of Fairchild Company, Inc., Lennar Corporation, TIMCO Aviation Services, Inc. and Joy Global, Inc.
Rick L. Burdick has served as a Director of CBIZ since October 1997, when he was elected as an independent director. In October 2002, he was elected by the Board as Vice Chairman, a non-officer position. Mr. Burdick has been a partner at the law firm of Akin Gump Strauss Hauer & Feld LLP since April 1988. Mr. Burdick serves on the Board of Directors of AutoNation, Inc.
Gary W. DeGroote has served as a Director of CBIZ since October, 2002, when he was elected to serve the remaining term of his father, Michael G. DeGroote, who resigned from the Board for health reasons. Mr. DeGroote is the President of GWD Management Inc., a private Canadian diversified investment holding company founded in 1980 with an office in Burlington, Ontario. Mr. DeGroote also serves as a Director and Officer of other private companies. From 1976 to 1989, Mr. DeGroote held several positions with Laidlaw Inc., a public waste services and transportation company, ending as Vice-President and Director in 1989. From 1991 to 1994, Mr. DeGroote served as President of Republic Environmental Systems Ltd., and Director of Republic Industries Inc. He is currently a Director of Waste Services, Inc.
Joseph S. DiMartino has served as a Director of CBIZ since November 1997, when he was elected as an independent director. Mr. DiMartino has been Chairman of the Board of the Dreyfus Family of Funds since January 1995. Mr. DiMartino served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994 and also served as a director of Mellon Bank Corporation. Mr. DiMartino also serves on the Board of Directors of LEVCOR International, Inc. (formerly Carlyle Industries, Inc.), The Newark Group, the Muscular Dystrophy Association, and SunAir Services, Inc.
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
Richard C. Rochon has served as a Director of CBIZ since October 1996, when he was elected as an independent director. Mr. Rochon is Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management firm that he founded in March 2002. From 1985 to February 2002 Mr. Rochon served in various capacities with, and most recent as President of, Huizenga Holdings, Inc., a management and holding company owned by H. Wayne Huizenga. Mr. Rochon has also served as a director of, and is currently Chairman of, Devcon International a provider of electronic security services since July 2004. Additionally, Mr. Rochon has been a director of, and is currently Chairman of, SunAir Services, Inc., a provider of pest-control and lawn care services since February 2005. Mr. Rochon has also been a director of Bancshares of Florida, a full-service commercial bank since 2002. In September 2005 Mr. Rochon became Chairman and CEO of Coconut Palm Acquisition Corp., a newly organized blank check company. Mr. Rochon was also employed as a certified public accountant by the public accounting firm of Coopers and Lybrand from 1979 to 1985. Mr. Rochon received his B.S. in accounting from Binghamton University in 1979 and Certified Public Accounting designation in 1981.
Todd Slotkin has served as a Director of CBIZ since September 2, 2003, when he was elected as an independent director. Mr. Slotkin serves as Executive Vice President and CFO of MacAndrews and Forbes Holdings, and as Executive Vice President and CFO of publicly owned MYF Worldwide (NYSE:MFW). Prior to joining MacAndrews & Forbes in 1992, Mr. Slotkin spent 17 years with Citicorp, ultimately serving as senior managing director and senior credit officer. Mr. Slotkin serves on the Board of Managers of Spectaguard and the Board of Directors of TransTech Pharma; formerly served as director of CalFed Bank; and is Chairman and co-founder of the Food Allergy Initiative.
Donald V. Weir has served as a Director of CBIZ since September 2, 2003, when he was elected as an independent director. Mr. Weir has served as financial consultant with Sanders Morris Harris for the past five years. Prior to this Mr. Weir was CFO and director of publicly-held Deeptech International and two of its subsidiaries, Tatham Offshore and Leviathan Gas Pipeline Company, the latter of which was a publicly-held company. Prior to his employment with Deeptech, Mr. Weir worked for eight years with Sugar Bowl Gas Corporation, as Controller and Treasurer and later in a consulting capacity. Mr. Weir was associated with Price Waterhouse, an international accounting firm, from 1966 to 1979.
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
Ware H. Grove has served as Senior Vice President and Chief Financial Officer of CBIZ since December 2000. Before joining CBIZ, Mr. Grove served as Senior Vice President and Chief Financial Officer of BridgeStreet Accommodations, Inc., which he joined in early 2000 to restructure financing, develop strategic operating alternatives, and assist with merger negotiations. Prior to joining BridgeStreet, Mr. Grove served for three years as Vice President and Chief Financial Officer of Lesco, Inc. Since beginning his career in corporate finance in 1972, Mr. Grove has held various financial positions with large companies representing a variety of industries, including Revco D.S., Inc., Computerland/ Vanstar, Manville Corporation, The Upjohn Company, and First of America Bank. In September, 2004, Mr. Grove was appointed to the Board of Directors for Applica, Inc. (NYSE: APN) and is a member of the Audit Committee.
Leonard Miller has served as CBIZ Accounting, Tax and Advisory Services Practice Head since November 2000 and was appointed Senior Vice President in February 2002. Mr. Miller was the President and Director of Financial Operations for Miller Wagner & Company, Ltd. in Phoenix, Arizona for 22 years before the firm joined the Century Business Services family and became Miller Wagner Business Services, Inc. and Miller Wagner & Company, PLLC. Mr. Miller was the Regional Managing Partner for Lester Witte and Company, and was responsible for 11 of its offices prior to co-founding Miller Wagner & Company, Ltd. With over 40 years of experience, Mr. Miller is a recognized expert in the fields of finance, real estate, general business consulting and various litigation support matters. Mr. Miller’s professional affiliations include the American Institute of Certified Public Accountants (AICPA), the Arizona Society of Certified Public Accountants (ASCPA) and the Illinois Society of Certified Public Accountants (ISCPA).
Robert A. O’Byrne has serves as a Senior Vice President of CBIZ since December 1998 and is responsible for CBIZ’s Benefits and Insurance Services. Mr. O’Byrne served as President and Chief Executive Officer of employee benefits brokerage/consulting firms Robert D. O’Byrne and Associates, Inc. and The Grant Nelson Group, Inc. prior to their acquisition by CBIZ in December 1997. Mr. O’Byrne has more than 25 years of experience in the insurance and benefits consulting field.
Michael W. Gleespen has served as Corporate Secretary since April 2001 and General Counsel since June 2001. Mr. Gleespen is an attorney and has served as CBIZ’s Vice President of Regulatory Compliance and Accountancy Compliance Officer and Technical Director since February 1998. Prior to joining CBIZ, Mr. Gleespen was an Assistant Ohio Attorney General in the Business & Government Regulation Section and the Court of Claims Defense Section from 1988 until 1998, during which time he was counsel to the Ohio Accountancy Board, the Ohio State Teachers Retirement System and represented many other state departments and agencies. Mr. Gleespen also held the post of Associate Attorney General for Pension, Disability and Annuity Plans and was the Co-Chairman of the Public Pension Plan Working Group. Mr. Gleespen is a member of the Board of Directors of the Cancer Hope Foundation and is a member of the American Society of Corporate Secretaries.
Other Key Employees:
George A. Dufour was appointed Senior Vice President and Chief Technology Officer in July 2001. Prior to joining CBIZ, Mr. Dufour served as Corporate Director of Information Access Services for University Hospitals Health Systems (UHHS), where he achieved substantial cost savings by consolidating IS resources throughout the health system. Prior to joining UHHS in 1999, Mr. Dufour acted as Vice President and CIO for Akron General Health Systems. From 1986 through 1994, Mr. Dufour was with Blue Cross/ Blue Shield of Ohio and served most recently there as Director of Information Systems Development. Mr. Dufour commenced his career in information technology, which includes tenures at Cook United, Cole National Corporation, General Tire & Rubber, Picker Corporation, and Sherwin Williams, in 1971 as the Director of Education for the Institute of Computer Management, a division of Litton Industries. Mr. Dufour is a member of the northeast Ohio chapter of Society for Information Management (SIM). Mr. Dufour earned his MBA from Baldwin Wallace College.
Mark M. Waxman has over twenty-five years experience in marketing and branding. Prior to joining CBIZ, he was CEO/ Creative Director of one of Silicon Valley’s most well-known advertising agencies, Carter Waxman. Most recently, he was a founding partner of SK Consulting (acquired by CBIZ in 1998) providing strategic marketing and branding services to a wide range of companies and industries. Mr. Waxman has been a featured marketing columnist and contributor to many business and trade publications, and currently serves on the Board of Trustees of the Montalvo Center for the Arts, the West Valley Mission Foundation, and Catholic Charities, and he recently served as the Chairman of the Board of the Silicon Valley Chamber of Commerce.

Teresa E. Bruce has served as Vice President of Human Resources since January 1999. From 1995 to 1999 Ms. Bruce served as Director of Human Resources for Robert D. O’Byrne & Associates, Inc. and The Grant Nelson Group, Inc., subsidiaries of CBIZ now known as CBIZ Benefits and Insurance Services, Inc. Ms. Bruce has over 19 years of experience in human resources and is an active member of the Greater Kansas City Chapter of The Human Resources Management Association and Society of Human Resources Management, and is certified as a Senior Professional in Human Resources (SPHR).
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
Michael P. Kouzelos joined CBIZ in June 1998 and was appointed Senior Vice President of Strategic Initiatives in September 2005. Mr. Kouzelos served as Vice President of Strategic Initiatives from April 2001 through August 2005, as Vice President of Shared Services from August 2000 to March 2001, and as Director of Business Integration from June 1998 to July 2000. Mr. Kouzelos was associated with KPMG LLP, an international accounting firm, from 1990 to September 1996 and received his Masters in Business Administration from The Ohio State University in May of 1998. Mr. Kouzelos is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.
Kelly J. Kuna joined CBIZ in December 1998 and was appointed Corporate Treasurer in April 2005. Ms. Kuna served as Corporate Controller from July 1999 through March 2005, and as Manager of External Reporting from December 1998 to June 1999. Prior to joining CBIZ, Ms. Kuna was associated with KPMG LLP, an international accounting firm, from 1992 to December 1998, serving as a Senior Manager of such firm from July 1998 to December 1998. Ms. Kuna is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.
Robert A. Bosak joined CBIZ in September 2001 and has served as Corporate Controller since April 2005. Prior to joining CBIZ, Mr. Bosak was associated with BridgeStreet Accommodations from February 1998 through June 2001, where he served as Corporate Controller and Director of Financial Operations. Prior to joining BridgeStreet Accommodations, Mr. Bosak was Corporate Controller of the Rock and Roll Hall of Fame and Museum, from June 1993 through February 1998. Mr. Bosak also worked in the public accounting industry with two Cleveland based firms from 1987 to 1993. Mr. Bosak is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

Item 11.	Executive Compensation
Information with respect to this item is incorporated by reference from the discussion under the heading “Executive Compensation” in CBIZ’s Definitive Proxy Statement for the 2006 Annual Stockholders’ Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2006 Annual Stockholders’ Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ’s fiscal year.

Item 13.	Certain Relationships and Related Transactions
The following is a summary of certain agreements and transactions between or among CBIZ and certain related parties. It is CBIZ’s policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties. Based on CBIZ’s experience and the terms of its transactions with unaffiliated parties, it is the Audit Committee of the Board of Directors’ and managements’ belief that the transactions described below met these standards at the time of the transactions.
A number of the businesses acquired by CBIZ are located in properties owned indirectly by and leased from persons employed by CBIZ. In the aggregate, CBIZ paid approximately $1.3 million, $1.3 million, and $1.4 million for the years ended 2005, 2004 and 2003, respectively, under such leases which management believes were at market rates.

Rick L. Burdick, a director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld, LLP (Akin, Gump). Akin, Gump performed legal work for CBIZ during 2005, 2004 and 2003 for which the firm received approximately $0.1 million, $0.2 million, and $0.2 million from CBIZ, respectively.
Robert A. O’Byrne, a Senior Vice President, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O’Byrne was an owner. The partnership received approximately $0.3 million, $0.3 million, and $0.4 million from CBIZ during the years ended December 31, 2005, 2004 and 2003, respectively.
CBIZ maintains joint-referral relationships and administrative service agreements with independent licensed CPA firms under which CBIZ provides administrative services in exchange for a fee. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries, and provide audit and attest services to clients including CBIZ’s clients. The CPA firms with which CBIZ maintains service agreements operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the administrative service agreements nor the providing of services thereunder is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and CBIZ does not believe that its arrangements with these CPA firms result in additional risk of loss.
Although the service agreements do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements may qualify as variable interest entities under FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, as amended. The impact to CBIZ of this accounting pronouncement is discussed in Note 1 to CBIZ’s consolidated financial statements included herewith.
CBIZ acted as guarantor on three letters of credit for a CPA firm with which it has an affiliation. The letters of credit total $2.4 million and $1.3 million as of December 31, 2005, and December 31, 2004, respectively. In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and its amendments, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.
In 2003, CBIZ executed a note receivable with a CPA firm whose partner group has since joined MHM P.C., a CPA firm with which CBIZ maintains an administrative services agreement. The balance on the note at December 31, 2005 and 2004 was approximately $0.1 million and $0.2 million, respectively.
In an effort to rationalize the business, CBIZ has divested of several operations that were underperforming, located in secondary markets or did not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. In accordance with this strategy, CBIZ has sold and may sell in the future businesses to former employees or shareholders. Management believes that past transactions were priced at market rates, competitively bid, and entered into at arm’s length terms and conditions.

Item 14.	Principal Accounting Fees and Services
Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2006 Annual Stockholders’ Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report or incorporated by reference:

1. Financial Statements.

As to financial statements and supplementary information, reference is made to “Index to Financial Statements” on page F-1 of this Annual Report.

2. Financial Statement Schedules.

As to financial statement schedules, reference is made to “Index to Financial Statements” on page F-1 of this Annual Report.

3. Exhibits.

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K. Since its incorporation, CBIZ has operated under various names including: Republic Environmental Systems, Inc.; International Alliance Services, Inc.; Century Business Services, Inc.; and CBIZ, Inc. Exhibits listed below refer to these names collectively as “the Company”.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated October 17, 1996 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company effective December 23,1997 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).
3.4	Certificate of Amendment of the Certificate of Incorporation of the Company dated September 10, 1998 (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
3.5*	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005.
3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
4.4	Employee Stock Investment Plan (filed as exhibit 4.4 to the Company’s Report on Form S-8 filed June 1, 2001, and incorporated herein by reference).
10.1	2002 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders dated April 1, 2002 and incorporated herein by reference).
10.2	Severance Protection Agreement by and between the Company and Jerome P. Grisko, Jr. (filed as exhibit 10.11 to the Company’s Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.3	Employment Agreement by and between the Company and Steven L. Gerard (filed as exhibit 10.13 to the Company’s Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.4	Employment Agreement by and the Company and Ware H. Grove (filed as exhibit 10.14 to the Company’s Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.5	Amended and Restated Credit Agreement dated as of August 6, 2004, among the Company, Bank of America, N.A., as Agent, a Lender, Issuing Bank and Swing Line Bank, and The Other Financial Institutions Party Hereto (filed as exhibit 10.12 to the Company’s Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

Exhibit No.	Description

10.6	Amendment No. 1 to Amended and Restated Credit Agreement effective March 31, 2005 among the Company and each of the Guarantors (filed as exhibit 10.13 to the Company’s Report on Form 10-Q for the period ended March 31, 2005, and incorporated herein by reference).
10.7	Credit Agreement dated as of February 13, 2006 Among the Company, Bank of America, N.A., as Agent, a Lender, Issuing Bank and Swing Line Bank, and The Other Financial Institutions Party Hereto Banc of America Securities, LLC as Sole Lead Arranger and Book Manager (filed as exhibit 10.14 to the Company’s Current Report on Form 8-K dated February 13, 2006, and filed February 17, 2006, and incorporated herein by reference).
21.1*	List of Subsidiaries of CBIZ, Inc.
23*	Consent of KPMG LLP.
24*	Powers of attorney (included on the signature page hereto).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CBIZ, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBIZ, Inc.
(Registrant)

By	/s/ Ware H. Grove

Ware H. Grove
Chief Financial Officer
March 15, 2006
KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below on this Annual Report hereby constitutes and appoints Steven L. Gerard and Ware H. Grove, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution for him and his name, place and stead, in all capacities (until revoked in writing), to sign any and all amendments to this Annual Report of CBIZ, Inc. and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that each attorney-in-fact and agent, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of CBIZ, Inc. and in the capacities and on the date indicated above.

/s/ Steven L. Gerard Steven L. Gerard Chairman and Chief Executive Officer	/s/ Joseph S. DiMartino Joseph S. DiMartino Director

/s/ Ware H. Grove Ware H. Grove Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Harve A. Ferrill Harve A. Ferrill Director

/s/ Gary W. DeGroote Gary W. DeGroote Director	/s/ Richard C. Rochon Richard C. Rochon Director

/s/ Rick L. Burdick Rick L. Burdick Director	/s/ Todd Slotkin Todd Slotkin Director

/s/ Donald V. Weir Donald V. Weir Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
CBIZ, Inc.:
We have audited management’s assessment, Management’s Report On Internal Control Over Financial Reporting, included in Item 9C of Form 10-K, that CBIZ, Inc. and subsidiaries (Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CBIZ, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/KPMG LLP
Cleveland, Ohio
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CBIZ, Inc.:
We have audited the consolidated financial statements of CBIZ, Inc. and subsidiaries (Company) as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBIZ, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Cleveland, Ohio
March 15, 2006

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(In thousands)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$8,909	$5,291
Restricted cash	9,873	10,089
Accounts receivable, net	99,185	99,021
Notes receivable — current	6,042	1,377
Income taxes recoverable	—	7,146
Deferred income taxes — current	3,241	3,743
Other current assets	9,504	7,964
Assets of discontinued operations	6,730	18,305

Current assets before funds held for clients	143,484	152,936
Funds held for clients	65,669	32,787

Total current assets	209,153	185,723
Property and equipment, net	33,486	36,023
Notes receivable — non-current	3,575	4,726
Deferred income taxes — non-current	9,193	7,200
Goodwill and other intangible assets, net	185,535	172,644
Assets of deferred compensation plan	9,803	4,285
Other assets	3,833	3,514

Total assets	$454,578	$414,115

LIABILITIES
Current liabilities:
Accounts payable	$26,436	$24,918
Income taxes payable	1,115	—
Accrued personnel costs	35,937	24,322
Other current liabilities	18,332	16,269
Liabilities of discontinued operations	5,939	8,146

Current liabilities before client fund obligations	87,759	73,655
Client fund obligations	65,669	32,787

Total current liabilities	153,428	106,442
Bank debt	32,200	53,900
Deferred compensation plan obligations	9,803	4,285
Other non-current liabilities	4,486	2,991

Total liabilities	199,917	167,618

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; Shares authorized 250,000; Shares issued 98,381 and 96,407; Shares outstanding 73,822 and 75,651	984	964
Additional paid-in capital	450,734	444,584
Accumulated deficit	(94,714)	(113,387)
Treasury stock, 24,559 and 20,756 shares	(102,317)	(85,650)
Accumulated other comprehensive loss	(26)	(14)

Total stockholders’ equity	254,661	246,497

Total liabilities and stockholders’ equity	$454,578	$414,115

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 AND 2003
(In thousands, except per share data)

	2005	2004	2003

Revenue	$559,269	$504,898	$482,254
Operating expenses	485,295	438,417	419,932

Gross margin	73,974	66,481	62,322
Corporate general and administrative expense	24,911	24,099	18,745
Depreciation and amortization expense	15,163	16,010	16,581

Operating income	33,900	26,372	26,996
Other income (expense):
Interest expense	(3,109)	(1,507)	(1,055)
Gain on sale of operations, net	314	996	2,519
Other income (expense), net	5,052	3,532	(1,227)

Total other income, net	2,257	3,021	237
Income from continuing operations before income tax expense	36,157	29,393	27,233
Income tax expense	14,571	8,045	11,918

Income from continuing operations	21,586	21,348	15,315
Loss from operations of discontinued operations, net of tax	(6,463)	(5,429)	(725)
Gain on disposal of discontinued operations, net of tax	3,550	132	726

Net income	$18,673	$16,051	$15,316

Earnings (loss) per share:
Basic:
Continuing operations	$0.29	$0.27	$0.17
Discontinued operations	(0.04)	(0.07)	—

Net income	$0.25	$0.20	$0.17

Diluted:
Continuing operations	$0.28	$0.26	$0.17
Discontinued operations	(0.04)	(0.06)	—

Net income	$0.24	$0.20	$0.17

Basic weighted average common shares outstanding	74,448	79,217	90,400

Diluted weighted average common shares outstanding	76,827	81,477	92,762

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 AND 2003
(In thousands)

							Accumulated
	Issued		Additional				Other
	Common	Common	Paid-In	Accumulated	Treasury	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Shares	Stock	Loss	Totals

December 31, 2002	95,121	$951	$439,684	$(144,754)	220	$(1,308)	$(255)	$294,318

Comprehensive income:
Net income	—	—	—	15,316	—	—	—	15,316
Change in unrealized appreciation, net of tax							254	254

Total comprehensive income								15,570
Share repurchases	—	—	—	—	10,036	(33,578)	—	(33,578)
Divestiture consideration	—	—	—	—	46	(201)	—	(201)
Stock options	375	4	1,203	—	—	—	—	1,207
Business acquisitions and contingent payments	177	2	520	—	—	—	—	522

December 31, 2003	95,673	$957	$441,407	$(129,438)	10,302	$(35,087)	$(1)	$277,838

Comprehensive income:
Net income	—	—	—	16,051	—	—	—	16,051
Foreign currency translation adjustments							(13)	(13)

Total comprehensive income								16,038
Share repurchases	—	—	—	—	10,424	(50,419)	—	(50,419)
Restricted stock	—	—	518	—	—	—	—	518
Divestiture consideration	—	—	—	—	30	(144)	—	(144)
Stock options	519	5	1,696	—	—	—	—	1,701
Business acquisitions and contingent payments	215	2	963	—	—	—	—	965

December 31, 2004	96,407	$964	$444,584	$(113,387)	20,756	$(85,650)	$(14)	$246,497

Comprehensive income:
Net income	—	—	—	18,673	—	—	—	18,673
Foreign currency translation adjustments							(12)	(12)

Total comprehensive income								18,661
Share repurchases	—	—	—	—	3,803	(16,667)	—	(16,667)
Restricted stock	247	2	453	—	—	—	—	455
Stock options	1,658	17	5,401	—	—	—	—	5,418
Business acquisitions and contingent payments	69	1	296	—	—	—	—	297

December 31, 2005	98,381	$984	$450,734	$(94,714)	24,559	$(102,317)	$(26)	$254,661

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 AND 2003
(In thousands)

		2004	2003
	2005	(Revised)	(Revised)

Cash flows from operating activities:
Net income	$18,673	$16,051	$15,316
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations of discontinued operations	6,463	5,429	725
Gain on disposal of discontinued operations	(3,550)	(132)	(726)
Gain on sale of operations, net	(314)	(996)	(2,519)
Bad debt expense, net of recoveries	5,170	4,160	4,891
Impairment of notes receivable	—	—	2,394
Notes payable extinguishment	(65)	(743)	—
Depreciation and amortization	15,163	16,010	16,581
Deferred income taxes	(2,480)	(3,573)	1,800
Stock awards	1,466	449	280
Changes in assets and liabilities, net of acquisitions and dispositions
Restricted cash	216	791	5,968
Accounts receivable, net	(5,599)	(11,987)	(10,018)
Other assets	(8,318)	(6,782)	(1,571)
Accounts payable	1,204	(2,666)	6,110
Income taxes	6,177	(6,974)	3,789
Accrued personnel	11,615	4,199	3,530
Accrued expenses and other liabilities	6,146	4,861	(10,288)

Net cash provided by continuing operations	51,967	18,097	36,262
Operating cash flows provided by discontinued operations	855	1,589	2,674

Net cash provided by operating activities	52,822	19,686	38,936

Cash flows from investing activities:
Business acquisitions including contingent consideration earned, net of cash acquired	(12,611)	(5,662)	(3,849)
Proceeds from sales of divested operations	133	3,030	5,590
Proceeds from sales of discontinued operations	2,000	1,549	1,599
Additions to notes receivable	—	(2,267)	(913)
Additions to property and equipment, net	(6,903)	(7,384)	(10,408)
Decreases in notes receivable	1,672	2,462	2,667
Investing cash flows provided by (used in) discontinued operations	1,457	(317)	707

Net cash used in investing activities	(14,252)	(8,589)	(4,607)

Cash flows from financing activities:
Proceeds from bank debt	253,200	288,855	225,950
Proceeds from notes payable	87	—	324
Payment of bank debt	(274,900)	(248,955)	(229,450)
Payment of notes payable and capitalized leases	(845)	(428)	(1,062)
Payment for acquisition of treasury stock	(16,667)	(50,419)	(33,578)
Proceeds from exercise of stock options	4,173	1,350	927

Net cash used in financing activities	(34,952)	(9,597)	(36,889)

Net increase (decrease) in cash and cash equivalents	3,618	1,500	(2,560)
Cash and cash equivalents at beginning of year	5,291	3,791	6,351

Cash and cash equivalents at end of year	$8,909	$5,291	$3,791

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Organization
CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, provides professional business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ, Inc. offers integrated services through its three practice groups: Accounting, Tax and Advisory Services (ATA), Benefits and Insurance Services (B&I), and National Practices.
Principles of Consolidation
The accompanying consolidated financial statements reflect the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries (CBIZ). All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ. See further discussion under “Variable Interest Entities” below.
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
Reclassifications
Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the current year presentation. Reclassifications include, but may not be limited to: legal settlements (previously reported as other income (expense), net, which are now reported as corporate general and administrative expense), discontinued operations and certain other expenses that were reclassified between operating and corporate general and administrative expenses.
In 2005, CBIZ has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were combined and reported as a single amount. Prior periods have been revised to conform to the current year presentation. There were no financing activities attributable to the operations of discontinued operations in 2005, 2004 or 2003.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and short-term highly liquid investments with an original maturity of three months or less at the date of purchase.
Restricted Cash
Restricted cash represents fees earned by CBIZ in relation to its capital and investment advisory services, as those funds are restricted in accordance with applicable NASD regulations. Restricted cash also represents funds on deposit from clients in connection with the pass through of insurance premiums to the carrier; the related liability for these funds is recorded in other current liabilities in the consolidated balance sheets.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Funds Held for Clients and Client Fund Obligations
Payroll services provided by CBIZ include the preparation of payroll checks, federal, state, and local payroll tax returns, and flexible spending account administration. In relation to these services, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. Funds that are collected before they are due are segregated and reported separately as “funds held for clients” in the consolidated balance sheets, and may include cash, cash equivalents and short-term investments. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds. Funds held for clients and the related client fund obligations are included in the consolidated balance sheets as current assets and current liabilities, respectively. The amounts of collected but not yet remitted funds may vary significantly during the year.
One of the business units classified as a discontinued operation collects funds from clients’ accounts in advance of paying the related client obligations. These funds and related liabilities are reported as “assets of discontinued operations” and “liabilities of discontinued operations,” respectively, in the accompanying consolidated balance sheets. The amount of funds held for clients by our discontinued operations is disclosed in Note 18.
Assets of Deferred Compensation Plan
Assets of the deferred compensation plan represent marketable investments that consist primarily of mutual funds, money market funds and equity securities. CBIZ classifies these marketable securities as “trading” securities under Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with the provisions of this statement, the investment balance is stated at fair market value based on quoted market prices, and realized and unrealized gains and losses are reflected in earnings. The assets held in the deferred compensation plan reflect amounts due to employees, but are available for general creditors of CBIZ in the event CBIZ becomes insolvent. As such, CBIZ has recorded the investment as a non-current asset titled “assets of deferred compensation plan” and has established a corresponding other long-term liability entitled “deferred compensation plan obligations” in the consolidated balance sheets.
Derivative Instruments and Hedging Activities
CBIZ records derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended by SFAS 137, SFAS 138 and SFAS 149. Derivatives are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instruments and whether they qualify for hedge accounting.
CBIZ did not utilize derivative instruments in 2005 or 2004. In 2003, CBIZ terminated an interest rate swap that was originated in 2001. The interest rate swap agreement qualified as a cash flow hedge, which was used to manage the interest rate mix of its credit facility and related overall cost of borrowing. For the year ended December 31, 2002, the change in fair value relating to CBIZ’s hedging activity resulted in a loss of approximately $0.3 million, which is recorded in stockholders’ equity under accumulated other comprehensive loss.
Fair Value of Financial Instruments
The carrying amounts of CBIZ’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates.
Accounts Receivable and Allowance for Doubtful Accounts
CBIZ carries accounts receivable at their face amount less allowances for doubtful accounts, and carries unbilled revenues at net realizable value. Assessing the collectibility of receivables (billed and unbilled) requires

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management judgment. When evaluating the adequacy of the allowance for doubtful accounts and the overall collectibility of receivables, CBIZ analyzes historical bad debts, client credit-worthiness, the age of accounts receivable and current economic trends and conditions.
Concentrations of Credit Risk
Financial instruments that may subject CBIZ to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. CBIZ places its cash and cash equivalents with highly-rated financial institutions, limiting the amount of credit exposure with any one financial institution. In addition, CBIZ conducts on-going evaluation of credit-worthiness of the financial institutions with which it does business. CBIZ’s client base consists of large numbers of geographically diverse customers dispersed throughout the United States; thus, concentration of credit risk with respect to accounts receivable is not considered significant.
Goodwill and Other Intangible Assets
CBIZ utilizes the purchase method of accounting for all business combinations in accordance with SFAS No. 141, “Business Combinations.” Identifiable intangible assets include finite-lived purchased intangible assets, which primarily consist of client lists and non-compete agreements. These assets are amortized using the straight-line method over their expected periods of benefit, generally two to ten years.
In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, CBIZ records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Fair values for reporting units are estimated using discounted cash flow valuation models.
Long-Lived Assets
Long-lived assets primarily include property and equipment and identifiable intangible assets with finite lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or groups of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.
Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over the following estimated useful lives:

Buildings	25 years
Furniture and fixtures	5 to 10 years
Capitalized software	2 to 7 years
Equipment	3 to 7 years
Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the respective lease.
Capitalized Software
The cost of software purchased or developed for internal use is capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs are amortized to expense using the straight line method over an estimated useful life not to exceed seven years. Capitalized software is classified as property and equipment in the consolidated balance sheets.
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
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. CBIZ determines a valuation allowance based on the analysis of amounts available in the statutory carryback or carryforward periods, consideration of future deductible amounts, and assessment of the consolidated and/or separate company profitability.
Revenue Recognition and Valuation of Unbilled Revenues
Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. These criteria are in accordance with Generally Accepted Accounting Principles (GAAP) and SEC Staff Accounting Bulletin No. 104 (SAB 104). CBIZ offers a vast array of products and business services to its clients. Those services are delivered through three practice groups. A description of revenue recognition, as it relates to those groups, is provided below.
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
Accounting, Tax and Advisory Services — Revenue consists primarily of fees for accounting services, preparation of tax returns, and consulting services including Sarbanes-Oxley consulting and compliance projects. Revenues are recorded in the period in which services are provided and meet revenue recognition criteria in accordance with SAB 104. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.
Through one of its ATA units, CBIZ provides flexible benefits administration services to clients, grants access of its proprietary software to third parties, and provides hosting to these parties. Revenue associated with set up and license fees related to our flexible benefits services are deferred and recognized pro rata over the life of the contract.
Benefits and Insurance Services — Revenue consists primarily of brokerage and agency commissions, and fee income for administering health and retirement plans. A description of the revenue recognition, based on the insurance product and billing arrangement, is described below.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	Commissions which are based upon certain performance targets are recognized at the earlier of written notification that the target has been achieved, or cash collection.

•	Fee income is recognized in the period in which services are provided, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.
National Practices Services — The business units that comprise this practice group offer a variety of services. A description of revenue recognition associated with the primary services is provided below.

•	Mergers & Acquisitions and Capital Advisory — Revenue associated with non-refundable retainers is recognized on a pro rata basis over the life of the engagement. Revenue associated with success fee transactions is recognized when the transaction is completed.

•	Technology Consulting — Revenue associated with hardware and software sales is recognized upon delivery and acceptance of the product. Revenue associated with installation is recognized as services are performed, and revenue associated with service agreements is recognized on a straight-line basis. Consulting revenue is recognized on an hourly or per diem fee basis as services are performed.

•	Valuation — Revenue consists primarily of fees for valuation services such as fairness opinions, business plans, litigation support, purchase price allocations and derivative valuations. Revenues are recorded in the period in which services are provided and meet revenue recognition criteria in accordance with SAB 104. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or actual hours incurred on client projects at expected net realizable rates per hour, plus any out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

•	Payroll — Revenue is recognized when the actual payroll processing occurs.

•	Medical Management Group — Fees for services are primarily based on a percentage of net collections on our clients’ patient accounts receivable. As such, revenue is determinable, earned, and recognized, when payments are received on our clients’ patient accounts.
Operating Expenses
Operating expenses represent costs of service, as well as other costs incurred to operate our business units. These costs are primarily personnel related expenses, occupancy expenses, and consolidation and integration related expenses. Personnel costs include base compensation, commissions, payroll taxes, and benefits, which are recognized as expense as they are incurred, and incentive compensation costs which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized, thus estimates are subject to change. Total personnel costs were $353.0 million, $317.7 million and $304.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.
The largest components of occupancy costs are rent expense and utilities. Rent expense is recognized over respective lease terms (see “operating leases” below), and utilities are recognized as incurred. Total occupancy costs were $35.5 million, $34.1 million and $33.6 million for the years ended December 31, 2005, 2004, and 2003, respectively.
Consolidation and integration charges are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Accordingly, CBIZ recognizes a liability for non-cancelable lease obligations based upon the net present value of remaining lease payments, net of estimated sublease

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments. The liability is determined and recognized as of the cease-use date and adjustments to the liability are made for changes in estimates in the period in which a change becomes known.
Operating Leases
CBIZ leases certain of its office facilities and equipment under various operating leases. Rent expense under such leases is recognized in accordance with SFAS 13, “Accounting for Leases”. SFAS 13 requires lessees to record rent expense evenly throughout the term of the lease obligation when the lease commitment is a known amount, but allows for rent expense to be recorded on a cash basis when future rent payments under the obligation are unknown because the rent escalations are tied to factors that are not currently measurable (such as increases in the consumer price index). Differences between rent expense recognized and the cash payments required under operating lease obligations, are recorded in the consolidated balance sheets as other current or non-current liabilities as appropriate.
CBIZ may receive incentives to lease office facilities in certain areas. In accordance with SFAS 13, such incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. Leasehold improvements made at the inception of or during the lease are amortized over the shorter of the asset life or the lease term.
Variable Interest Entities
Effective January 1, 2004, CBIZ adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), as amended. In accordance with the provisions of the aforementioned standard, CBIZ has determined that its relationship with certain Certified Public Accounting (CPA) firms with whom we maintain administrative service agreements (ASAs) qualify as variable interest entities. The accompanying financial statements do not reflect the consolidation of the variable interest entities, as the impact is not material to the financial condition, results of operations or cash flows of CBIZ.
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
Fees earned by CBIZ under the ASAs are recorded as revenue (at net realizable value) in the consolidated statements of operations. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis. Although the administrative service agreements do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by weighted average diluted shares. Weighted average diluted shares are determined using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to CBIZ’s stock award programs and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock awards are computed using the average market price for the period in accordance with the treasury stock method.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	As Reported		Pro Forma(1)

	Basic	Diluted	Basic	Diluted

2005
Net income	$18,673	$18,673	$17,573	$17,573

Net income per share	$0.25	$0.24	$0.24	$0.23

2004
Net income	$16,051	$16,051	$14,629	$14,629

Net income per share	$0.20	$0.20	$0.18	$0.18

2003
Net income	$15,316	$15,316	$14,792	$14,792

Net income per share	$0.17	$0.17	$0.16	$0.16

(1)	A tax rate of 40.0% was applied to the fair value of options in determining pro forma net income for each of the years ended December 31, 2005, 2004 and 2003.
The above results may not be representative of the effects on net income for future years. CBIZ applied the Black-Scholes option-pricing model to determine the fair value of each option granted during the years ended December 31, 2005, 2004 and 2003, using the following weighted-average assumptions:

	2005	2004	2003

Weighted average grant-date fair value of options granted	$1.65	$1.42	$0.95
Risk-free interest rate	3.90%	3.89%	2.36%
Expected volatility	49.71%	36.57%	35.54%
Expected option life (in years)	5.00	5.00	5.00
Dividend yield	0.0%	0.0%	0.0%
Restricted stock awards are independent of option grants, and are granted at no cost to the recipients. The market value of shares awarded is recorded as unearned compensation, and is expensed ratably over the period which restrictions lapse.
Guarantees
CBIZ recognizes a liability for the fair value of obligations undertaken in issuing guarantees, in accordance with the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended (FIN 45). The liability is recognized at the inception of such guarantees, and is recorded as other current liabilities in the consolidated balance sheets.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Accounts Receivable, Net
Accounts receivable balances at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Trade accounts receivable	$83,683	$81,023
Unbilled revenue	19,582	21,353
Other accounts receivable	1,721	2,615

Total accounts receivable	104,986	104,991
Allowance for doubtful accounts	(5,801)	(5,970)

Accounts receivable, net	$99,185	$99,021

3.	Notes Receivable
Notes receivable balances at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Current
Notes in lieu of cash as consideration for the sale of operations	$5,378	$1,125
Other	664	252

Total notes receivable — current	6,042	1,377
Non-Current
Notes in lieu of cash as consideration for the sale of operations	1,215	2,169
Other	2,360	2,557

Total notes receivable — non-current	3,575	4,726

Notes receivable	$9,617	$6,103

4.	Property and Equipment, Net
Property and equipment, net at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004

Buildings and leasehold improvements	$12,806	$12,466
Furniture and fixtures	18,023	16,129
Capitalized software	41,874	39,683
Equipment	28,500	28,927

Total property and equipment	101,203	97,205
Accumulated depreciation and amortization	(67,717)	(61,182)

Property and equipment, net	$33,486	$36,023

Depreciation and amortization expense was approximately $11.2 million, $12.1 million, and $13.1 million during the years ended December 31, 2005, 2004 and 2003, respectively, of which $6.3 million, $5.6 million and $5.5 million represented the amortization of capitalized software.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets, Net
The components of goodwill and other intangible assets, net at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Goodwill	$168,902	$159,807
Intangibles:
Client lists	23,498	18,033
Other intangibles	1,493	972

Total intangibles	24,991	19,005

Total goodwill and other intangibles assets	193,893	178,812
Less accumulated amortization	(8,358)	(6,168)

Goodwill and other intangible assets, net	$185,535	$172,644

Client lists are amortized over periods not exceeding ten years. Other intangibles, which consist primarily of non-compete agreements, are amortized over periods ranging from two to ten years. Amortization expense (excluding impairment charges as described below) of client lists and other intangible assets was approximately $2.6 million, $1.8 million and $1.5 million during the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense for client lists and other intangible assets for each of the next five years is estimated to be (in thousands):

Year Ended December 31,

2006	$2,541

2007	$2,444

2008	$2,205

2009	$2,101

2010	$1,859

This estimate excludes the impact of events that may occur subsequent to December 31, 2005, including acquisitions, divestitures and additional purchase price that may be earned in connection with acquisitions that occurred prior to December 31, 2005.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, CBIZ recorded non-cash pre-tax impairment charges of $0.2 million and $0.3 million during the years ended December 31, 2004 and 2003, respectively. The impairment charges are reported as depreciation and amortization expense in the accompanying consolidated statements of operations and relate to client lists from our Accounting, Tax and Advisory, and Benefits and Insurance practice groups that were purchased in 2000 and 1999, respectively. There were no impairment charges recorded during the year ended December 31, 2005.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2005 and 2004 were as follows (in thousands):

	Accounting,		Medical	National
	Tax and	Benefits and	Management	Practices-	Total
	Advisory	Insurance	Practice	Other	Goodwill

December 31, 2003	$91,367	$44,879	$17,212	$4,357	$157,815
Additions	772	628	—	1,219	2,619
Divestitures	(627)	—	—	—	(627)

December 31, 2004	91,512	45,507	17,212	5,576	159,807
Additions	4,860	3,643	—	592	9,095
Divestitures	—	—	—	—	—

December 31, 2005	$96,372	$49,150	$17,212	$6,168	$168,902

6.	Income Taxes
Income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31, 2005, 2004, and 2003 was as follows (in thousands):

	2005	2004	2003

Continuing operations:
Current:
Federal	$16,463	$9,870	$8,191
Foreign	(58)	—	—
State and local	646	1,748	1,927

Total current income tax expense from continuing operations	17,051	11,618	10,118
Deferred:
Federal	(1,805)	(2,827)	1,899
Foreign	—	32	102
State and local	(675)	(778)	(201)

Total deferred income tax expense from continuing operations	(2,480)	(3,573)	1,800

Total income tax expense continuing operations	14,571	8,045	11,918
Operations of discontinued operations	(3,795)	(2,773)	(331)
Gain on sale of discontinued operations	2,085	266	731

Total income tax expense	$12,861	$5,538	$12,318

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The provision for income taxes attributable to earnings from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2005	2004	2003

Tax at statutory rate	$12,655	$10,288	$9,532
State taxes (net of federal benefit)	1,403	1,444	1,719
Tax credit carryforwards	(293)	(280)	(3,882)
Change in valuation allowance	(250)	(276)	4,555
Settlement of IRS examination 1998-2000	—	(3,550)	640
Non-deductible goodwill related to divested businesses	—	133	(361)
Business meals and entertainment — non-deductible	539	660	594
Other, net	517	(374)	(879)

Provision for income taxes from continuing operations	$14,571	$8,045	$11,918

Effective income tax rate	40.3%	27.4%	43.8%

The net change in the valuation allowance for the year ended December 31, 2005 was primarily due to changes in the valuation allowances for state tax credit carryforwards, capital losses realized in excess of capital gains, and NOL carryforwards. The net change in the valuation allowance for the year ended December 31, 2004 was primarily due to changes in the valuation of NOL carryforwards. The net change in the valuation allowance for the year ended December 31, 2003 was due to increases in valuation allowances for NOL carryforwards, state tax credit carryforwards, and asset impairment charges, offset by a decrease in the valuation allowance for state deferred taxes related to an impairment of tax deductible goodwill.
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 2005 and 2004, were as follows (in thousands):

	2005	2004

Deferred Tax Assets:
Net operating loss carryforwards	$5,717	$6,167
Allowance for doubtful accounts	1,528	2,307
Employee benefits and compensation	5,637	3,452
Cumulative change in accounting principle (SAB 101)	2,588	2,810
Lease costs	2,356	1,139
Goodwill and other intangibles	257	413
State tax credit carryforwards	3,848	3,782
Excess capital losses over capital gains	1,952	1,426
Other deferred tax assets	473	527

Total gross deferred tax assets	24,356	22,023
Less: valuation allowance	(8,033)	(8,283)

Net deferred tax assets	16,323	13,740

Deferred Tax Liabilities:
Property and equipment depreciation	1,841	3,462
Other deferred tax liabilities	2,048	(665)

Total gross deferred tax liabilities	3,889	2,797

Net deferred tax asset	$12,434	$10,943

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the fourth quarter of 2004, the Internal Revenue Service (IRS) made a final determination relative to its examination of CBIZ’s federal income tax returns for the years ended December 31, 1998, 1999, and 2000. The IRS agreed with CBIZ’s favorable tax position, which resulted in an income tax refund of $4.0 million for the years under examination. At December 31, 2004, this amount was recorded as income taxes recoverable in the accompanying consolidated balance sheet. CBIZ also recorded a deferred tax liability of $1.3 million, and reversed an accrual for income taxes payable of $0.8 million related to the audit results. These items resulted in a net tax benefit of $3.5 million during the year ended December 31, 2004. The tax refund was received in February 2005.
Net operating loss (NOL) carryforwards for continuing operations at December 31, 2005 and 2004 were as follows (in thousands):

	NOL Carryforwards		Deferred Tax Benefit
					Expiration
	2005	2004	2005	2004	Dates

U.S. NOLs	$1,538	$1,940	$538	$679	2008
Canadian NOLs	$4,361	$4,315	1,744	1,726	2006
State NOLs	$73,291	$70,404	3,435	3,762	Various

Total NOLs			5,717	6,167
NOL valuation allowances			(4,805)	(4,436)

Net NOLs			$912	$1,731

The availability of NOL’s is reported as deferred tax assets, net of applicable valuation allowances, in the accompanying consolidated balance sheets. CBIZ established valuation allowances for portions of the U.S., Canadian and state NOL carryforwards, state income tax credit carryforwards, and for capital losses realized in excess of capital gains.

7.	Bank Debt
Bank debt balances for the years ended December 31, 2005 and 2004 were as follows (in thousands, except percentages):

	2005	2004

Revolving credit facility	$32,200	$53,900

Weighted average rates	5.39%	3.54%

Range of effective rates	3.94% - 7.25%	2.98% - 5.25%

During 2005, CBIZ maintained a $100.0 million credit facility with Bank of America as agent bank for a group of five participating banks. The credit facility had an option to increase the commitment to $125.0 million and was secured by substantially all assets of CBIZ, as well as the capital stock of its subsidiaries. The credit facility included a letter of credit sub-facility, allowing CBIZ to issue letters of credit up to $20.0 million. See Note 9 for further discussion regarding letters of credit. Management believes that the carrying amount of bank debt approximates its fair value, and CBIZ had approximately $54.1 million of available funds under the facility at December 31, 2005.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Effective February 13, 2006, CBIZ entered into a new $100 million unsecured credit facility, which replaced the previous facility. The new facility has an option to increase the commitment to $150 million, is maintained by Bank of America, N.A. as agent bank for a group of five participating banks, and has a five year term expiring February 2011. Interest and commitment fees for the new facility are determined in a manner consistent with the previous facility, although the applicable margin and commitment fee percentages have been reduced. In addition, the maximum leverage ratio has been increased, and limitations on share repurchases and acquisitions have been removed provided that the leverage ratio (total debt compared to EBITDA as defined by the facility) is less than 2.0.

8.	Lease Commitments
Operating Leases
CBIZ leases certain of its office facilities and equipment under various operating leases. Future minimum cash commitments under operating leases as of December 31, 2005 were as follows (in thousands):

	Gross		Net
Years Ended	Operating Lease		Operating Lease
December 31,	Commitments(1)	Subleases(1), (2)	Commitments(1)

2006	$37,003	$1,730	$35,273
2007	31,041	1,611	29,430
2008	27,215	1,294	25,921
2009	22,360	948	21,412
2010	19,584	652	18,932
Thereafter	66,475	370	66,105

Total	$203,678	$6,605	$197,073

(1)	Includes lease commitments accrued in the consolidation and integration reserve as of December 31, 2005.

(2)	A substantial portion of the sub-leases relate to restructuring lease obligations and are reflected in consolidation and integration charges as further described in Notes 1 and 10.
Rent expense for continuing operations (excluding consolidation and integration charges) incurred under operating leases was $32.1 million, $30.9 million, and $29.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Rent expense does not necessarily reflect cash payments, as further described under “Operating Leases” in Note 1.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Capital Leases
CBIZ leases furniture and fixtures for certain office facilities under various capital lease agreements. Property acquired under capital lease agreements and recorded as property and equipment, net in the consolidated balance sheets at December 31, 2005 and 2004 was as follows (in thousands):

	2005	2004

Furniture and fixtures	$2,715	$2,031
Accumulated depreciation	(588)	(321)

Furniture and fixtures, net	$2,127	$1,710

Depreciation of equipment acquired under capital lease agreements is recorded as depreciation and amortization expense in the consolidated statements of financial condition.
At December 31, 2005 and 2004, current capital lease obligations totaled $0.6 million and $0.4 million and non-current capital lease obligations totaled $1.0 million and $1.2 million, respectively. These obligations are recorded as other current and other non-current liabilities in the accompanying consolidated balance sheets, as appropriate. Future minimum lease payments under capital leases and the present value of such payments at December 31, 2005 were as follows (in thousands):

Years ended December 31,

2006	$706
2007	577
2008	467
2009	91
2010	—
Thereafter	—

Total minimum lease payments	1,841
Less imputed interest	(192)

Present value of minimum lease payments	$1,649

9.	Commitments and Contingencies
Acquisitions
The purchase price that CBIZ pays for businesses and client lists generally consist of two components: an up-front non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists actual future performance. Non-contingent purchase price is recorded at the date of acquisition and contingent purchase price is recorded as it is earned. Acquisitions are further disclosed in Note 17.
Indemnifications
CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
material individually or in the aggregate. As of December 31, 2005, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.
Employment Agreements
CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2005, 2004 and 2003, payments regarding such contracts and arrangements have not been material.
Letters of Credit and Guarantees
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.0 million and $2.9 million at December 31, 2005 and 2004, respectively. In addition, CBIZ provides bonds to various state agencies to meet certain licensing requirements. The amount of bonds outstanding at December 31, 2005 and 2004 was $1.2 million and $1.6 million, respectively.
CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $2.4 million and $1.3 million at December 31, 2005 and 2004, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.
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
Consolidation and integration charges include costs for moving facilities, non-cancelable lease obligations, adjustments to lease accruals based on changes in sublease assumptions, severance obligations, and other related expenses. Significant consolidation and integration initiatives during 2005 included the consolidation of offices in the Denver market and the continuation of consolidation activities in the Chicago market, resulting in $0.5 million and $1.3 million in consolidation and integration charges during the twelve months ended December 31, 2005, respectively. During 2004, CBIZ incurred consolidation and integration charges of approximately $1.0 million related to real estate leasing costs in the Chicago market. Other consolidation and integration initiatives during 2004 were individually insignificant. During 2003, CBIZ initiated the consolidation of offices in Orange County, California, and Cleveland, Ohio, which resulted in $0.5 million of costs for non-cancelable lease obligations and moving expenses. In addition, CBIZ continued the consolidation in the Kansas City market, which was initiated in 2002.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidation and integration reserve balances at December 31, 2005, 2004 and 2003, and activity during the years ended December 31, 2005 and 2004 were as follows (in thousands):

Consolidation and
Integration Reserve

Reserve balance at December 31, 2003	$4,857
Adjustments against income(1)	2,502
Payments(2)	(3,949)

Reserve balance at December 31, 2004	3,410
Adjustments against income(1)	3,598
Payments(2)	(3,905)

Reserve balance at December 31, 2005	$3,103

(1)	Adjustments against income are included in operating expenses in the accompanying consolidated statements of operations.

(2)	Payments are net of sub-lease payments received.
Consolidation and integration charges incurred during the years ended December 31, 2005, 2004 and 2003, and recorded as operating expenses in the accompanying consolidated statements of operations were as follows (in thousands):

	2005	2004	2003

Severance expense	$93	$—	$293
Lease consolidation and abandonment	3,598	2,502	1,086
Other consolidation charges	—	248	506

Total consolidation and integration charges	$3,691	$2,750	$1,885

11.	Employee Benefits
Employee Savings Plan
CBIZ sponsors a qualified 401(k) defined contribution plan that covers substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by CBIZ are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds, including: stock; fixed income; stable value; and balanced – lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2005, 2004 and 2003, were approximately $5.0 million, $5.2 million, and $5.1 million, respectively.
Deferred Compensation Plan
CBIZ implemented a deferred compensation plan during the first quarter of 2004, under which certain members of management and other highly compensated employees may elect to defer receipt of a portion of their annual compensation, subject to maximum and minimum percentage limitations. The amount of compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation plan obligation is established by CBIZ. An amount equaling each participant’s compensation deferral is transferred into a rabbi trust and invested in various debt and equity securities as directed by the participants. The assets of the rabbi trust are held by CBIZ and recorded as assets of deferred compensation plan in the accompanying consolidated balance sheets.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets of the deferred compensation plan consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are based on published market quotes at the end of the period. Adjustments to the fair value of these investments are recorded as other income (expense), offset by adjustments to compensation expense in the consolidated statements of operations, and were approximately $0.6 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively. These investments are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan. However, in the event that CBIZ became insolvent, the investments would be available to all unsecured general creditors.
The deferred compensation plan obligation represents amounts due to participants of the plan, and consist of accumulated participant deferrals and earnings thereon since the inception of the plan, net of withdrawals. This liability is an unsecured general obligation of CBIZ, and is recorded as deferred compensation plan obligations in the accompanying consolidated balance sheets.

12.	Common Stock
CBIZ’s authorized common stock consists of 250 million shares of common stock, par value $0.01 per share (Common Stock). The holders of CBIZ’s Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There are no cumulative voting rights with respect to the election of directors. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock will be able to elect the directors of CBIZ then standing for election as terms expire. Holders of Common Stock have no preemptive rights and are entitled to such dividends as may be declared by the Board of Directors of CBIZ out of funds legally available therefore. The Common Stock is not entitled to any sinking fund, redemption or conversion provisions. On liquidation, dissolution or winding up of CBIZ, the holders of Common Stock are entitled to share ratably in the net assets of CBIZ remaining after the payment of any and all creditors. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and non-assessable. The transfer agent and registrar for the Common Stock is Computershare Investor Services, LLC.
CBIZ completes registration filings related to its Common Stock to register shares under the Securities Act of 1933. CBIZ has filed an effective registration statement with the SEC to register the sale of up to 15 million shares of common stock that may be offered from time to time in connection with acquisitions.
Treasury Stock
In February 2005, CBIZ’s Board of Directors authorized the share repurchase of up to 5.0 million shares of CBIZ common stock. During the year ended December 31, 2005, CBIZ repurchased approximately 3.8 million shares of its common stock in the open market, at an aggregate purchase price of approximately $16.7 million. The repurchase plan expired December 31, 2005.
In March 2004, CBIZ’s Board of Directors authorized share repurchases of up to 8.5 million shares of CBIZ common stock. A supplement to the plan was approved by the Board of Directors in May 2004, authorizing CBIZ to purchase an additional 2.0 million shares of CBIZ common stock, for a total of 10.5 million shares. In April 2004, CBIZ completed a tender offer that resulted in the purchase of approximately 7.5 million shares of CBIZ common stock at a purchase price of $5.00 per share, or a total cost (including legal and other direct expenses) of approximately $37.8 million. During the year ended December 31, 2004, CBIZ also repurchased approximately 2.9 million shares of its common stock in the open market, at an aggregate purchase price of approximately $12.6 million. The repurchase plan expired December 31, 2004.
In June 2003, CBIZ’s Board of Directors authorized a share repurchase of up to 15.0 million shares of CBIZ common stock (not to exceed $52.5 million). In July 2003, CBIZ completed a modified Dutch Auction tender offer which resulted in the purchase of approximately 10.0 million shares of CBIZ common stock at a purchase price of $3.30 per share, or a total cost (including legal and other direct expenses) of approximately $33.2 million. During the year ended December 31, 2003, CBIZ also repurchased 104,000 shares of its common

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock in the open market, at an aggregate purchase price of approximately $0.4 million. The repurchase plan expired December 31, 2003.
Repurchased shares are held in treasury, and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. The repurchase plans allow CBIZ to purchase shares through the open market or through privately negotiated purchases. The repurchase programs do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. During 2005, repurchases were subject to annual dollar and financial ratio limitations under the credit facility. At December 31, 2005, CBIZ believes it was in compliance with this covenant.

13.	Employee Share Plans
Employee Stock Investment Plan
Effective June 1, 2001, CBIZ established the Employee Stock Investment Plan which provides CBIZ employees with a method of purchasing shares of CBIZ’s common stock. Participation in the plan is open to all CBIZ employees whose payroll is processed by the designated CBIZ payroll provider. CBIZ assumes all administrative expenses for the plan, and pays all opening and transaction charges related to the enrollment and purchase of stock, other than fees that participants are required to pay upon the sale of the shares. CBIZ does not provide a discount to employees for the purchase of CBIZ common stock.
Participants may also purchase shares of CBIZ stock by making optional cash investments in accordance with the provisions of the plan. Shares of CBIZ stock purchased by participants in the plan may be treasury or new issue stock, or at CBIZ’s option, CBIZ stock purchased in the open market or negotiated transactions. Treasury or new issue stock is purchased from CBIZ at the market price on the applicable investment date. The price of CBIZ stock purchased in the open market or in negotiated transactions is the weighted average price at which the shares are actually purchased.
Stock Options
CBIZ’s outstanding stock options have been granted pursuant to two plans: The 1996 Employee Stock Option Plan, and the 2002 Stock Incentive Plan. The 2002 Stock Incentive Plan is an amendment and restatement of the 1996 Employee Stock Option Plan. Under the 2002 Stock Incentive Plan, a maximum of 15.0 million stock options, restricted stock or other stock based compensation awards may be awarded, which number shall include those shares that are available for grant under the prior plan. Under the 1996 Employee Stock Option Plan a maximum of 15.0 million shares were available to be awarded.
Stock options awarded under the 1996 Employee Stock Option Plan and The 2002 Stock Incentive Plan, are generally subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. The options are awarded at a price not less than fair market value at the time of the award and expire six years from the date of grant. At the discretion of the Compensation Committee of the Board of Directors, options awarded under the plans may vest immediately or in a time period shorter than five years. Under each of the plans, stock options awarded to non-employee directors have generally been granted with immediate vesting. In addition, certain members of executive management have been granted stock options with vesting terms of shorter than five years.
Stock options may be granted alone or in addition to other awards and may be of two types: incentive stock options and nonqualified stock options. In the event the optionee of an incentive stock option owns, at the time such stock option is awarded or granted, more than ten percent (10%) of the voting power of all classes of stock of CBIZ, the option price shall not be less than 110% of such fair market value.
Total shares available for future grant under the plan were approximately 5.3 million, 5.3 million and 4.4 million at December 31, 2005, 2004 and 2003, respectively.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock option activity during the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands, except per share data):

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per	of	Price Per
	Options	Share	Options	Share	Options	Share

Outstanding at beginning of year	8,523	$3.32	10,155	$4.58	10,952	$4.81
Granted	468	$3.45	473	$4.31	558	$3.12
Exercised	(1,658)	$2.52	(519)	$2.60	(375)	$2.47
Expired or canceled	(530)	$13.36	(1,586)	$11.98	(980)	$7.19

Outstanding at end of year	6,803	$2.72	8,523	$3.32	10,155	$4.58

Exercisable at end of year	4,551	$2.47	5,390	$3.46	5,764	$5.64

The table below provides information about stock options outstanding and exercisable at December 31, 2005 (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number of	Contractual	Price Per	Number of	Price Per
Range of Exercise Price	Options	Life (Years)	Share	Options	Share

$5.01 - $8.44	36	0.0	$8.44	36	$8.44
$3.00 - $5.00	3,698	2.4	$3.56	2,007	$3.50
$1.13 - $2.99	3,069	1.4	$1.63	2,508	$1.55

Total	6,803	1.9	$2.72	4,551	$2.47

Restricted Stock Awards
Under the 2002 Stock Incentive Plan (described above), certain employees and non-employee directors were granted restricted stock awards. Restricted stock awards are independent of option grants, and are granted at no cost to the recipients. The awards are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to five years from the date of grant. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock and the awards are considered to be issued and outstanding from the date of grant. However, shares granted under the plan cannot be sold, pledged, transferred or assigned during the vesting period.
Restricted stock award activity during the years ended December 31, 2005 and 2004 was as follows (in thousands, except per share data):

	2005		2004

		Weighted		Weighted
		Average		Average
	Number	Price	Number	Price
	of	Per	of	Per
	Shares	Share(1)	Shares	Share(1)

Outstanding at beginning of year	119	$4.35	—	—
Granted	128	$3.56	119	$4.35
Vested and released from restrictions	(11)	$4.58	—	—
Forfeited	—	—	—

Outstanding at end of year	236	$3.91	119	$4.35

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The market value of shares awarded during 2005 and 2004 was $0.5 million and $0.5 million, respectively. This market value was recorded as unearned compensation and is being expensed ratably over the periods which the restrictions lapse. Compensation expense recognized for restricted stock awards amounted to $0.2 million and $0.1 million during the years ended December 31, 2005 and 2004, respectively. Awards outstanding at December 31, 2005 will be released from restrictions at dates ranging from February 2006 through April 2010.

14.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,

	2005	2004	2003

Numerator:
Net income	$18,673	$16,051	$15,316

Denominator:
Basic weighted average common shares	74,448	79,217	90,400

Diluted
Options(1)	2,169	2,240	2,362
Restricted stock awards	52	18	—
Contingent shares(2)	158	2	—

Total diluted weighted average common shares	76,827	81,477	92,762

Basic net income per share	$0.25	$0.20	$0.17

Diluted net income per share	$0.24	$0.20	$0.17

(1)	For the years ended December 31, 2005, 2004 and 2003, a total of 36, 548 and 4,039 options, respectively, were excluded from the calculation of diluted earnings per share as their exercise price would render them anti-dilutive.

(2)	Contingent shares represent additional purchase price earned by businesses acquired by CBIZ, that will not be issued until future conditions have been met. See further discussion of acquisitions in Note 17.

15.	Supplemental Cash Flow Disclosures
Cash paid (received) for interest and income taxes during the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands):

	2005	2004	2003

Interest	$3,134	$1,342	$1,045

Income taxes	$6,112	$14,675	$(2,262)

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-cash investing and financing activities during the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003

Property and equipment acquired under capital lease obligations	$407	$1,857	$—

Business acquisitions, including contingent consideration earned	$3,712	$2,033	$4,036

Non-cash proceeds from divested operations	$201	$1,865	$207

Non-cash proceeds from discontinued operations	$4,569	$530	$494

Non-cash consideration paid for business acquisitions and proceeds received from divested operations were generally in the form of notes receivable, notes payable and CBIZ common stock.

16.	Related Parties
The following is a summary of certain agreements and transactions between or among CBIZ and certain related parties. It is CBIZ’s policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties. Based on CBIZ’s experience and the terms of its transactions with unaffiliated parties, it is the Audit Committee of the Board of Directors’ and managements’ belief that the transactions described below met these standards at the time of the transactions.
A number of the businesses acquired by CBIZ are located in properties owned indirectly by and leased from persons employed by CBIZ. In the aggregate, CBIZ paid approximately $1.3 million, $1.3 million, and $1.4 million for the years ended 2005, 2004 and 2003, respectively, under such leases which management believes were at market rates.
Rick L. Burdick, a director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (Akin, Gump). Akin, Gump performed legal work for CBIZ during 2005, 2004 and 2003 for which the firm received approximately $0.1 million, $0.2 million, and $0.2 million from CBIZ, respectively.
Robert A. O’Byrne, a Senior Vice President, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O’Byrne was an owner. The partnership received approximately $0.3 million, $0.3 million, and $0.4 million from CBIZ, during the years ended December 31, 2005, 2004 and 2003, respectively.
CBIZ maintains joint-referral relationships and administrative service agreements with independent licensed CPA firms under which CBIZ provides administrative services in exchange for a fee. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries, and provide audit and attest services to clients including CBIZ’s clients. The CPA firms with which CBIZ maintains service agreements operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the administrative service agreements nor the providing of services thereunder is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and CBIZ does not believe that its arrangements with these CPA firms result in additional risk of loss.
Although the service agreements do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements may qualify as variable interest entities under FASB Interpretation No. 46 (FIN 46), “Consolidation

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of Variable Interest Entities”, as amended. The impact to CBIZ of this accounting pronouncement is discussed in the Note 1.
CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit total $2.4 million and $1.3 million as of December 31, 2005, and December 31, 2004, respectively. In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and its amendments, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.
In 2003, CBIZ executed a note receivable with a CPA firm whose partner group has since joined MHM P.C., a CPA firm with which CBIZ maintains an administrative services agreement. The balance on the note at December 31, 2005 and 2004 was approximately $0.1 million and $0.2 million, respectively.
In an effort to rationalize the business, CBIZ has divested of several operations that were underperforming, located in secondary markets or did not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. In accordance with this strategy, CBIZ has sold and may sell in the future businesses to former employees or shareholders. Management believes that past transactions were priced at market rates, competitively bid, and entered into at arm’s length terms and conditions.

17.	Acquisitions
During the year ended December 31, 2005, CBIZ acquired three business operations consisting of: a registered investment firm in Cleveland, Ohio which complements the B&I practice; an accounting and consulting practice in San Diego, California; and a valuation business in Milwaukee, Wisconsin which is reported as part of the National Practices – Other segment. In addition, CBIZ acquired the client lists of an accounting and consulting practice in Philadelphia, Pennsylvania and of a Benefits and Insurance practice in Charlotte, North Carolina. Aggregate consideration for the acquisitions consisted of approximately $6.6 million cash, $0.4 million in notes and approximately 45,000 shares of restricted common stock (estimated stock value of $0.2 million at acquisition) paid at closing, and up to an additional $13.2 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue or earnings targets.
During the year ended December 31, 2004, CBIZ completed acquisitions of benefits and insurance firms in Chicago, Illinois, and Owing Mills, Maryland, as well as an accounting tax and advisory firm in Denver, Colorado, and a technology firm in Cleveland, Ohio which is reported as part of the National Practices – Other segment. Aggregate consideration for the acquisitions consisted of approximately $3.7 million cash and approximately 215,500 shares of restricted common stock (estimated stock value of $1.0 million at acquisition) paid at closing, and up to an additional $8.0 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue and earnings targets.
In addition to the businesses acquired during 2004, CBIZ purchased three client lists which complement the National Practices – Other segment. The purchase price for these client lists is primarily dependent upon future results, and is not expected to be material individually or in the aggregate.
During the year ended December 31, 2003, CBIZ completed the acquisition of benefits and insurance firms in Boca Raton, Florida and Salt Lake City, Utah, as well as accounting, tax and advisory firms in Orange County, California and Stamford, Connecticut. In addition to the acquisitions of these businesses, CBIZ purchased the client lists of four benefits agencies. The aggregate purchase price of these acquisitions and client lists was approximately $11.2 million, comprised of $2.8 million in cash and 177,000 shares of restricted common stock (estimated stock value of $0.3 million at acquisition) paid at closing, $2.1 million of notes contributed, and up to an additional $6.0 million payable in cash which is contingent on the businesses meeting certain future revenue targets.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The operating results of these firms have been included in the accompanying consolidated financial statements since the dates of acquisition. Pro forma information has not been provided as the impact was not material to the financial condition, results of operations or cash flows of CBIZ. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) was allocated to goodwill. Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the twelve months ended December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Goodwill	$9,095	$2,619

Client lists	$5,817	$5,111

Other intangible assets	$597	$307

18.	Discontinued Operations and Divestitures
From time to time, CBIZ will divest (through sale or closure) business operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. Divestitures are classified as discontinued operations provided they meet the criteria as provided in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets in Determining Whether to Report Discontinued Operations.”
During 2005, CBIZ closed an operation from the Accounting, Tax and Advisory practice group, sold an operation from the Benefits and Insurance practice group, and committed to the divestiture of a business unit in the National Practices – Other practice group. These operations qualified for treatment as discontinued operations and are classified as such in the accompanying consolidated financial statements.
The Benefits and Insurance operation was sold for proceeds that consisted of: $2.0 million cash received at closing; $4.1 million due from others which is subject to adjustment based upon actual cash collected on accounts receivable that were sold; and contingent proceeds which are determined based upon the divested operation’s actual future performance. Contingent proceeds are recorded as gain on sale of discontinued operations as they are earned, and totaled $4.6 million (pretax) during the fourth quarter and year ended December 31, 2005. Adjustments to the amount due from others are recorded to the operations of discontinued operations. During 2005, CBIZ also committed to the divestiture of a business unit in the National Practices – Other practice group. CBIZ plans to divest of this business in two portions, one of which will be sold and the other which will be closed. The National Practices business operation will have continuing cash flows in 2006, as the business will continue to operate until sale and closure are complete. CBIZ expects the closure to be completed by the third quarter of 2006, and expects that the remaining portion will be sold before December 31, 2006.
CBIZ also sold two client lists during 2005, one each from the Accounting, Tax and Advisory and Benefits and Insurance practice groups. These client lists were sold for aggregate proceeds of $0.1 million cash and $0.2 million in net notes receivable, and resulted in a pretax gain of $0.3 million. As these sales did not qualify for treatment as discontinued operations, the gains are reported as gain on sale of operations, net from continuing operations in the accompanying consolidated statement of operations.
During 2004, CBIZ sold or closed five business operations, consisting of four ATA operations, and an operation from the National Practices – Other segment. In addition to the divestiture of these operations, CBIZ sold three client lists from the ATA practice group and a client list from the B&I practice group. Sales were made for aggregate proceeds of $4.6 million cash, $2.3 million in notes receivable and CBIZ stock valued at $0.1 million. Three of the divestitures qualified for treatment as discontinued operations and are classified as such in the accompanying consolidated financial statements. Operations that did not qualify for treatment as discontinued

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations were sold for a pre-tax gain of $1.0 million, which is reported as gain on sale of operations, net from continuing operations.
During 2003, CBIZ sold or closed eight business operations consisting of four ATA operations, two Benefit and Insurance operations and two National Practice operations. CBIZ also sold four client lists and related assets within the ATA practice group. These businesses and client lists were sold for aggregate proceeds of $7.2 million cash, $0.2 million in stock, $0.4 million in notes receivable, and $0.1 million in other receivables. Six of the business operations satisfied the criteria for treatment as discontinued operations, and were classified as such in the accompanying financial statements. The two operations and client lists which did not qualify for treatment as discontinued operations were sold for a pretax gain of $2.5 million, which is reported as gain on sale of operations, net from continuing operations.
CBIZ may earn additional proceeds on the sale of certain client lists, which are contingent upon future revenue generated by the client lists. CBIZ records these proceeds as other income when they are earned.
For those business operations that qualified for treatment as discontinued operations, the net assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and loss from operations of discontinued operations for the years ended December 31, 2005, 2004, and 2003 were as follows (in thousands):

	2005	2004	2003

Revenue	$5,980	$18,531	$37,034

Loss from operations of discontinued operations before income tax benefit	$(10,258)	$(8,202)	$(1,056)
Income tax benefit	(3,795)	(2,773)	(331)

Loss from operations of discontinued operations, net of tax	$(6,463)	$(5,429)	$(725)

Gains on disposals of discontinued operations for the years ended December 31 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003

Gain on disposal of discontinued operations, before income tax expense(1)	$5,635	$398	$1,457
Income tax expense	2,085	266	731

Gain on disposal of discontinued operations, net of tax	$3,550	$132	$726

(1)	Includes contingent proceeds in the amount of $4,569, for the Benefits and Insurance operation that was sold in the third quarter of 2005.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2005 and 2004, the assets and liabilities of business operations classified as discontinued operations consisted of the following (in thousands):

	2005	2004

Assets:
Accounts receivable, net	$1,319	$10,747
Due from buyer	1,513	—
Funds held for clients	3,392	5,450
Property and equipment, net	414	1,872
Other assets	92	236

Assets of discontinued operations	$6,730	$18,305

Liabilities:
Accounts payable	$317	$1,090
Other liabilities	2,166	1,265
Client fund obligations	3,392	5,450
Deferred income tax liability, net	64	341

Liabilities of discontinued operations	$5,939	$8,146

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19.     Quarterly Financial Data (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts).

	2005

	March 31,	June 30,	September 30,	December 31,

Revenue	$154,229	$138,725	$134,214	$132,101
Operating expenses	126,097	120,295	119,582	119,321

Gross margin	28,132	18,430	14,632	12,780
Corporate general and administrative	6,421	7,449	6,364	4,677
Depreciation and amortization	3,900	3,789	3,765	3,709

Operating income	17,811	7,192	4,503	4,394
Other income (expense):
Interest expense	(781)	(845)	(787)	(696)
Gain on sale of operations, net	—	—	29	285
Other income, net	558	999	1,279	2,216

Total other income (expense), net	(223)	154	521	1,805
Income from continuing operations before income tax expense	17,588	7,346	5,024	6,199
Income tax expense	7,282	2,688	2,151	2,450

Income from continuing operations	10,306	4,658	2,873	3,749
Loss from operations of discontinued operations, net of tax	(2,060)	(1,332)	(1,640)	(1,431)
Gain (loss) on disposal of discontinued operations, net of tax	(109)	—	802	2,857

Net income	$8,137	$3,326	$2,035	$5,175

Earnings (loss) per share:
Basic:
Continuing operations	$0.14	$0.06	$0.04	$0.05
Discontinued operations	(0.03)	(0.02)	(0.01)	0.02

Net income	$0.11	$0.04	$0.03	$0.07

Diluted:
Continuing operations	$0.13	$0.06	$0.04	$0.05
Discontinued operations	(0.03)	(0.02)	(0.01)	0.02

Net income	$0.10	$0.04	$0.03	$0.07

Basic weighted average common shares	75,738	75,175	73,793	73,123

Diluted weighted average common shares	77,718	76,947	75,988	75,947

During the fourth quarter of 2005, CBIZ recorded a $4.6 million pre-tax gain on the disposal of discontinued operations ($2.9 million net of tax). The gain recorded in the fourth quarter represents contingent proceeds related to a benefits and insurance operation that was sold in the third quarter of 2005. Contingent proceeds are recorded as they are earned, and are determined based upon the actual performance of the business that was sold. Divestitures are further discussed in Note 18.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004

	March 31,	June 30,	September 30,	December 31,

Revenue	$143,692	$122,508	$118,814	$119,884
Operating expenses	112,679	107,789	106,212	111,737

Gross margin	31,013	14,719	12,602	8,147
Corporate general and administrative	5,726	6,023	6,008	6,342
Depreciation and amortization	3,861	4,044	4,017	4,088

Operating income (loss)	21,426	4,652	2,577	(2,283)
Other income (expense):
Interest expense	(240)	(429)	(369)	(469)
Gain on sale of operations, net	384	534	78	—
Other income, net	531	292	524	2,185

Total other income, net	675	397	233	1,716
Income (loss) from continuing operations before income tax expense (benefit)	22,101	5,049	2,810	(567)
Income tax expense (benefit)	9,061	1,677	1,108	(3,801)

Income from continuing operations	13,040	3,372	1,702	3,234
Loss from operations of discontinued operations, net of tax	(1,459)	(990)	(1,584)	(1,396)
Gain (loss) on disposal of discontinued operations, net of tax	—	—	238	(106)

Net income	$11,581	$2,382	$356	$1,732

Earnings (loss) per share:
Basic:
Continuing operations	$0.15	$0.04	$0.02	$0.04
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)

Net income	$0.14	$0.03	$0.01	$0.02

Diluted:
Continuing operations	$0.15	$0.04	$0.02	$0.04
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.02)

Net income	$0.13	$0.03	$0.01	$0.02

Basic weighted average common shares	85,437	77,885	77,311	76,287

Diluted weighted average common shares	87,912	80,150	79,373	78,449

During the fourth quarter of 2004, CBIZ recorded a $3.5 million net tax benefit related primarily to a favorable tax position which was successfully resolved upon completion of the Internal Revenue Service examination for the years ended December 31, 1998, 1999 and 2000. In addition, CBIZ recorded $0.4 million in interest income related to the refund, which is recorded as other income (expense), net in the accompanying consolidated statements of operations. See further discussion of the tax benefit and refund in Note 6.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Segment Disclosures
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
Accounting policies of the practice groups are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Upon consolidation, all intercompany accounts and transactions are eliminated; thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing), which are reported in the “Corporate and Other” segment.
Accounting, Tax and Advisory Services. The Accounting, Tax and Advisory Services practice group offers services in the following areas: cash flow management; strategic planning; consulting; record-keeping; federal, state and local tax return preparation; tax planning based on financial and investment alternatives; tax structuring of business transactions such as mergers and acquisitions; quarterly and year-end payroll tax reporting; corporate, partnership and fiduciary tax planning and return preparation; outsourced financial staffing services including chief financial officer services; financial investment analysis; succession, retirement, and estate planning; profitability, operational and efficiency enhancement consulting to a number of specialized industries; litigation support services; internal audit services and Sarbanes-Oxley consulting and compliance services.
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
Medical Management Professionals. The CBIZ MMP subsidiary of the National Practice group offers services to hospital-based physicians in the following areas: billing and accounts receivable management; coding and claims filing; comprehensive delinquent claims follow up and collections; compliance plans to meet government and other third party regulations; local office management; and comprehensive statistical and operational reporting; financial reporting, accounts payable, payroll, general ledger processing; design and implementation of managed care contracts with focus on negotiation strategies, pricing, cost containment and utilization tracking; review and negotiation of hospital contracts; evaluation of other strategic business partners; identification and coordination of practice manager and integration opportunities; and coordination of practice expansion efforts.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Corporate and Other. Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of incentive compensation and consolidation and integration charges.
CBIZ operates in the United States and Toronto, Canada and there is no one customer that represents a significant portion of sales.
Certain amounts in the 2004 and 2003 segment data have been reclassified to account for the transfer of certain operations from the Benefits and Insurance practice group to the Accounting, Tax and Advisory practice group in January, 2005. Segment information for the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands):

	Year Ended December 31, 2005

	Accounting,	Benefits		National	Corporate
	Tax and	and	CBIZ	Practices	and
	Advisory	Insurance	MMP	Other	Other	Total

Revenue	$245,549	$146,216	$97,583	$69,921	$—	$559,269
Operating expenses	208,316	116,149	80,033	60,969	19,828	485,295

Gross margin	37,233	30,067	17,550	8,952	(19,828)	73,974
Corporate general & admin	—	—	—	—	24,911	24,911
Depreciation & amortization	3,565	3,014	2,773	572	5,239	15,163

Operating income (loss)	33,668	27,053	14,777	8,380	(49,978)	33,900
Other income (expense):
Interest expense	(115)	(4)	—	—	(2,990)	(3,109)
Gain on sale of operations, net	—	—	—	—	314	314
Other income, net	439	422	98	1,215	2,878	5,052

Total other income	324	418	98	1,215	202	2,257

Income (loss) from continuing operations before income tax expense	$33,992	$27,471	$14,875	$9,595	$(49,776)	$36,157

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	Accounting,	Benefits		National	Corporate
	Tax and	and	CBIZ	Practices	and
	Advisory	Insurance	MMP	Other	Other	Total

Revenue	$212,010	$141,258	$87,261	$64,369	$—	$504,898
Operating expenses	182,564	112,987	71,885	57,208	13,773	438,417

Gross margin	29,446	28,271	15,376	7,161	(13,773)	66,481
Corporate general & admin	—	—	—	—	24,099	24,099
Depreciation & amortization	3,687	2,825	2,719	714	6,065	16,010

Operating income (loss)	25,759	25,446	12,657	6,447	(43,937)	26,372
Other income (expense):
Interest income (expense)	(43)	57	(1)	20	(1,540)	(1,507)
Gain on sale of operations, net	—	—	—	—	996	996
Other income, net	363	782	25	423	1,939	3,532

Total other income	320	839	24	443	1,395	3,021

Income (loss) from continuing operations before income tax expense	$26,079	$26,285	$12,681	$6,890	$(42,542)	$29,393

	Year Ended December 31, 2003

	Accounting,	Benefits		National	Corporate
	Tax and	and	CBIZ	Practices	and
	Advisory	Insurance	MMP	Other	Other	Total

Revenue	$202,069	$144,009	$75,785	$60,391	$—	$482,254
Operating expenses	176,594	112,136	61,566	61,176	8,460	419,932

Gross margin	25,475	31,873	14,219	(785)	(8,460)	62,322
Corporate general & admin	—	—	—	—	18,745	18,745
Depreciation & amortization	4,272	2,797	2,595	813	6,104	16,581

Operating income (loss)	21,203	29,076	11,624	(1,598)	(33,309)	26,996
Other income (expense):
Interest expense	(49)	(63)	(5)	(1)	(937)	(1,055)
Gain on sale of operations, net	—	—	—	—	2,519	2,519
Other income (expense), net	652	53	(17)	185	(2,100)	(1,227)

Total other income (expense)	603	(10)	(22)	184	(518)	237

Income (loss) from continuing operations before income tax expense	$21,806	$29,066	$11,602	$(1,414)	$(33,827)	$27,233

CBIZ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
21.     Subsequent Events
In January 2006, CBIZ completed the acquisitions of two companies. Valley Global Insurance Brokers is a property and casualty insurance broker focusing primarily on the construction and technology industries. Valley Global Insurance Brokers is located in San Jose, California and will complement our Benefits and Insurance practice group. The TriMed Group provides medical billing services and in-house computer systems primarily to hospital-based physician practices. The TriMed Group is located in Flint, Michigan and will be merged into CBIZ’s Medical Management Professionals business.
In January 2006, CBIZ and Mayer Hoffman McCann P.C. extended the term of their administrative service agreement through 2019, which expiration date is subject to further extension upon agreement by the Parties.
In January 2006, CBIZ acquired the trade name of a nationally recognized practice which will be complementary to our accounting, tax and advisory practice. Such trade name is being licensed to Mayer Hoffman McCann P.C. for a ten year period.
On February 9, 2006, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2007. The shares may be repurchased in the open market or through privately negotiated purchases.
Effective February 13, 2006, CBIZ entered into a new $100 million unsecured credit facility, with an option to increase the commitment to $150 million. The credit facility is maintained by Bank of America, N.A. as agent bank for a group of five participating banks and has a five year term expiring February 2011.
Effective February 21, 2006, CBIZ’s Board of Directors granted 627,000 restricted performance shares pursuant to the 2002 Stock Incentive Plan. Performance awards will only vest and become exercisable provided that CBIZ meets certain pre-determined earnings per share targets at December 31, 2007.

CBIZ, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND
RESERVES FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(In thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E

		Additions

	Balance at	Charged to	Charged to	Acquisitions	Charge-offs,	Balance at
	Beginning of	Cost and	Other	and	Net of	End of
	Period	Expense	Accounts	Divestitures	Recoveries	Period

Year ended December 31, 2005:
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$5,970	$5,446	$(396)	$—	$(5,219)	$5,801

Year ended December 31, 2004:
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$6,231	$4,438	$374	$57	$(5,130)	$5,970

Year ended December 31, 2003:
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$6,467	$5,144	$77	$(164)	$(5,293)	$6,231