Form 10-Q
period 2006-03-31
CBIZ, Inc.
filed 2006-05-10
CIK 944148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number 0-25890
CBIZ, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2769024 (I.R.S. Employer Identification No.)

6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio	44131

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) 216-447-9000

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	April 30, 2006
Common Stock, par value $0.01 per share	76,287,199

CBIZ, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	MARCH 31,	DECEMBER 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,919	$8,909
Restricted cash	12,115	9,873
Accounts receivable, net	127,192	98,390
Notes receivable — current	7,369	6,042
Deferred income taxes — current	3,185	3,241
Other current assets	9,587	9,490
Assets of discontinued operations	4,772	8,485

Current assets before funds held for clients	167,139	144,430

Funds held for clients	70,250	65,669

Total current assets	237,389	210,099

Property and equipment, net	32,445	33,403
Notes receivable — non-current	2,993	3,575
Deferred income taxes — non-current	8,951	9,199
Goodwill and other intangible assets, net	201,593	184,673
Assets of deferred compensation plan	13,929	9,803
Other assets	3,744	3,832

Total assets	$501,044	$454,584

LIABILITIES
Current liabilities:
Accounts payable	$24,390	$26,427
Income taxes payable	8,854	1,115
Accrued personnel costs	20,395	35,920
Other current liabilities	17,207	18,332
Liabilities of discontinued operations	3,919	5,991

Current liabilities before client fund obligations	74,765	87,785

Client fund obligations	70,250	65,669

Total current liabilities	145,015	153,454

Bank debt	61,200	32,200
Deferred compensation plan obligations	13,929	9,803
Other non-current liabilities	6,298	4,466

Total liabilities	226,442	199,923

STOCKHOLDERS’ EQUITY
Common stock	1,005	984
Additional paid-in capital	458,641	450,734
Accumulated deficit	(82,696)	(94,714)
Treasury stock	(102,317)	(102,317)
Accumulated other comprehensive loss	(31)	(26)

Total stockholders’ equity	274,602	254,661

Total liabilities and stockholders’ equity	$501,044	$454,584

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Revenue	$171,061	$155,156
Operating expenses	138,731	127,015

Gross margin	32,330	28,141

Corporate general and administrative expense	6,732	6,421
Depreciation and amortization expense	4,071	3,894

Operating income	21,527	17,826

Other income (expense):
Interest expense	(792)	(781)
Other income, net	1,289	388

Total other income (expense), net	497	(393)

Income from continuing operations before income tax expense	22,024	17,433

Income tax expense	8,788	7,225

Income from continuing operations	13,236	10,208

Loss from operations of discontinued operations, net of tax	(1,385)	(1,962)

Gain (loss) on disposal of discontinued operations, net of tax	167	(109)

Net income	$12,018	$8,137

Earnings per share:
Basic:
Continuing operations	$0.18	$0.13
Discontinued operations	(0.02)	(0.02)

Net income	$0.16	$0.11

Diluted:
Continuing operations	$0.17	$0.13
Discontinued operations	(0.01)	(0.03)

Net income	$0.16	$0.10

Basic weighted average shares outstanding	74,849	75,738

Diluted weighted average shares outstanding	77,354	77,718

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Cash flows from operating activities:
Net income	$12,018	$8,137

Adjustments to reconcile net income to net cash used in operating activities:
Loss from operations of discontinued operations, net of tax	1,385	1,962
(Gain) loss on disposal of discontinued operations, net of tax	(167)	109
Bad debt expense, net of recoveries	850	1,101
Depreciation and amortization expense	4,071	3,894
Deferred income taxes	(538)	(762)
Stock-based compensation expense	564	38

Changes in assets and liabilities, net of acquisitions and dispositions:
Restricted cash	(2,124)	(651)
Accounts receivable, net	(28,111)	(26,915)
Other assets	(4,478)	(3,578)
Accounts payable	(2,631)	(3,216)
Income taxes	7,134	14,434
Accrued personnel costs	(15,525)	(6,333)
Other liabilities	4,883	5,130

Net cash used in continuing operations	(22,669)	(6,650)
Operating cash flows provided by discontinued operations	79	441

Net cash used in operating activities	(22,590)	(6,209)

Cash flows from investing activities:
Business acquisitions, net of cash acquired and contingent consideration earned	(13,915)	(7,595)
Acquisition of other intangible assets	(2,411)	—
Additions to property and equipment, net	(1,488)	(1,671)
Payments received on notes receivable	200	212
Investing cash flows used by discontinued operations	(3)	(115)

Net cash used in investing activities	(17,617)	(9,169)

Cash flows from financing activities:
Proceeds from bank debt	70,400	87,000
Proceeds from notes payable	—	98
Payment of bank debt	(41,400)	(73,400)
Payment of notes payable and capitalized leases	(169)	(189)
Payment for acquisition of treasury stock	—	(370)
Proceeds from exercise of stock options	3,936	286
Excess tax benefit from exercise of stock options	1,450	—

Net cash provided by financing activities	34,217	13,425

Net decrease in cash and cash equivalents	(5,990)	(1,953)
Cash and cash equivalents at beginning of year	8,909	5,291

Cash and cash equivalents at end of period	$2,919	$3,338

See the accompanying notes to the consolidated financial statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (CBIZ) as of March 31, 2006, and December 31, 2005, and the results of their operations and cash flows for the three months ended March 31, 2006 and 2005. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2005.

Organization

CBIZ is a diversified services company which, acting through its subsidiaries, provides professional business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and Toronto, Canada. During the first quarter of 2006, CBIZ realigned its operations into four client-centric practice groups: Financial Services, Employee Service, Medical Management Professionals, and National Practices. A further description of changes made during the first quarter of 2006, as well as products and services offered by each of the practice groups, is provided in Note 10.

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

Reclassifications

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the current year presentation. Reclassifications include: interest income earned by our payroll unit previously reported as “other income” which is now reported as revenue; and certain expenses reimbursable to CBIZ by its clients previously netted against revenue which are now reported as operating expenses. These reclassifications did not impact CBIZ’s reported income from continuing operations.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Prior period financial statements and disclosures have been restated to reflect discontinued operations. In addition, in the first quarter of 2006 CBIZ has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which were combined and reported as a single amount in the comparable period of 2005. Prior periods have been revised to conform to the current year presentation. There were no financing activities attributable to the operations of discontinued operations during the three months ended March 31, 2006 or 2005.

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. These criteria are in accordance with GAAP and SEC Staff Accounting Bulletin No. 104 (SAB 104). CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition, as it relates to those groups, is provided below.

Financial Services — Revenue consists primarily of fees for accounting services, preparation of tax returns, consulting services including Sarbanes-Oxley consulting and compliance projects, and valuation services including fairness opinions, business plans, litigation support, purchase price allocations and derivative valuations. Revenues are recorded in the period in which services are provided and meet revenue recognition criteria in accordance with SAB 104. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed upon out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

Through one of its Financial Services units, CBIZ provides flexible benefits administration services to clients, grants access of its proprietary software to third parties, and provides hosting to these parties. Revenue associated with set up and license fees related to our flexible benefits services are deferred and recognized pro rata over the life of the contract.

Employee Services — Revenue consists primarily of brokerage and agency commissions, payroll service fees, interest on client funds, and fee income for administering health and retirement plans. A description of the revenue recognition, based on the service provided, insurance product sold, and billing arrangement, is described below.
•	Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured’s (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the policy becomes effective; and life insurance commissions are recognized when the policy becomes effective. Commission revenue is reported net of sub-broker commissions, and reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

•	Commissions which are based upon certain performance targets are recognized at the earlier of written notification that the target has been achieved, or cash collection.

•	Fee income is recognized in the period in which services are provided, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.

•	Payroll— Revenue is recognized when the actual payroll processing occurs.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Medical Management Professionals— Fees for services are primarily based on a percentage of net collections on our clients’ patient accounts receivable. As such, revenue is determinable, earned, and recognized, when payments are received by our clients on their patient accounts.

National Practices— The business units that comprise this practice group offer a variety of services. A description of revenue recognition associated with the primary services is provided below.
•	Technology Consulting — Revenue associated with hardware and software sales is recognized upon delivery and acceptance of the product. Revenue associated with installation is recognized as services are performed, and revenue associated with service agreements is recognized on a straight-line basis over the period of the agreement. Consulting revenue is recognized on an hourly or per diem fee basis as services are performed.

•	Health Care Consulting— CBIZ bills clients based upon a predetermined agreed-upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed upon out-of-pocket expenses, or as a percentage of savings after contingencies have been resolved and verified by a third party.

•	Mergers & Acquisitions and Capital Advisory — Revenue associated with non-refundable retainers is recognized on a pro rata basis over the life of the engagement. Revenue associated with success fee transactions is recognized when the transaction is completed.
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

Operating Expenses

Operating expenses represent costs of service, as well as other costs incurred to operate our business units. These costs are primarily personnel related expenses, occupancy expenses, and consolidation and integration related expenses. Personnel costs include base compensation, commissions, payroll taxes, income or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include stock-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized, and therefore estimates are subject to change. Total personnel costs were $103.9 million and $93.7 million for the three months ended March 31, 2006 and 2005, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $9.4 million and $8.7 million for the three months ended March 31, 2006 and 2005, respectively.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Accounts Receivable and Allowance for Doubtful Accounts

CBIZ carries accounts receivable at their face amount less allowances for doubtful accounts, and carries unbilled revenues at net realizable value. Assessing the collectibility of receivables (billed and unbilled) requires management judgment. When evaluating the adequacy of the allowance for doubtful accounts and the overall collectibility of receivables, CBIZ analyzes historical bad debts, client credit-worthiness, the age of accounts receivable and current economic trends and conditions.

Funds Held for Clients and Client Fund Obligations

Payroll services provided by CBIZ include the preparation of payroll checks, federal, state, and local payroll tax returns, and flexible spending account administration. In relation to these services, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. Funds that are collected before they are due are segregated and reported separately as “funds held for clients” in the consolidated balance sheets, and may include cash, cash equivalents and short-term investments. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds. Funds held for clients and the related client fund obligations are included in the consolidated balance sheets as current assets and current liabilities, respectively. The amount of collected but not yet remitted funds may vary significantly during the year.

One of the business units classified as a discontinued operation collects funds from clients’ accounts in advance of paying the related client obligations. These funds and related liabilities are reported as “assets of discontinued operations” and “liabilities of discontinued operations,” respectively, in the accompanying consolidated balance sheets.

Stock- Based Awards

On January 1, 2006, CBIZ adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flows from operations. In March 2005, the Securities and Exchanges Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which summarizes the SEC’s views regarding the interaction between SFAS 123R and certain SEC rules and regulations, as well as the SEC’s views regarding the valuation of share-based payment arrangements. CBIZ applied the provisions of SAB 107 in its adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, CBIZ accounted for its stock-based compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the disclosure alternative prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, CBIZ presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no compensation cost was recognized for stock options granted prior to January 1, 2006.

CBIZ adopted SFAS 123R using the modified prospective transition method. Accordingly, CBIZ has recorded stock compensation expense for all awards granted after the adoption date (January 1, 2006) and for the unvested portion of previously granted awards outstanding with unrecognized expense as of the adoption date. Expense recognized for the unvested portion of awards granted prior to January 1, 2006, are based on the estimated grant date fair value as determined under the original provisions of SFAS No. 123. CBIZ’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CBIZ recognizes stock-based compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of up to five years. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. Forfeiture estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In CBIZ’s pro forma information required under SFAS 123 for periods prior to adoption of SFAS 123R, CBIZ accounted for forfeitures as they occurred. Stock-based compensation expense is recorded in operating expenses or corporate general and administrative expenses depending on where the respective individual’s compensation is recorded.

CBIZ utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. No stock options were granted during the first quarters ended March 31, 2006 or 2005.

CBIZ has granted various stock-based awards under its 1996 Employee Stock Option Plan and 2002 Stock Incentive Plan, which are described in further detail in our 2005 Annual Report on Form 10-K. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation cost recognized in the consolidated statements of operations for these awards during the three months ended March 31, 2006 and 2005 was as follows (in thousands):

	2006	2005
Stock options	$303	$—
Restricted stock awards	75	38
Restricted performance awards	186	—

Total stock-based compensation expense	$564	$38

At March 31, 2006, CBIZ had unrecognized compensation costs for non-vested stock awards as follows: $2.0 million for stock options; $0.9 million for restricted stock awards; and $3.9 million for restricted performance awards, to be recognized over weighted average periods of approximately 2.5 years, 3.0 years and 1.8 years, respectively.

Stock options are generally subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. Stock options are awarded at a price not less than fair market value at the time of the award and expire six years from the date of grant.

Restricted stock awards are independent of option grants, and are granted at no cost to the recipients. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock. Shares granted under the plan cannot be sold, pledged, transferred or assigned during the vesting period (generally two to five years from the grant date), and awards are subject to forfeiture if employment terminates prior to the release of restrictions. Restricted stock awards are considered to be issued and outstanding shares of common stock from the date of grant. The market value of shares awarded is recorded as a contra-equity item representing the unearned compensation, and is expensed ratably over the period which the restrictions lapse.

Restricted performance awards were granted in the first quarter of 2006, and will only vest and become exercisable provided that CBIZ meets a pre-determined earnings per share target for the year ending December 31, 2007. The market value of shares awarded is being expensed ratably over the performance period. If it becomes improbable that the earnings per share target will be achieved, previously recognized expense will be reversed.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Stock award activity during the three months ended March 31, 2006 was as follows (in thousands, except per share data):

	Stock		Restricted Stock		Restricted Performance
	Options		Awards		Awards
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per	of	Price Per
	Options	Share	Shares	Share	Shares	Share
Outstanding at beginning of year	6,803	$2.72	236	$3.91	—	$—
Granted	—	$—	49	$5.85	627	$6.54
Exercised	(1,754)	$2.24	—	—	—	$—
Vested and released from restriction	—	—	(21)	$4.35	—
Expired or canceled	(116)	$4.96	—	—	—	$—

Outstanding at March 31, 2006	4,933	$2.83	264	$4.24	627	$6.54

Exercisable at March 31, 2006	3,081	$2.39

The table below provides information about stock options outstanding and exercisable at March 31, 2006 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number of	Contractual	Price Per	Number of	Price Per
Range of Exercise Price	Options	Life (Years)	Share	Options	Share
$3.00 - $4.45	2,814	2.7	$3.61	1,143	$3.57
$1.52 - $2.99	2,119	1.4	$1.80	1,938	$1.70

Total	4,933	2.2	$2.83	3,081	$2.39

CBIZ had approximately 4.7 million shares available for future grant under the stock option plans at March 31, 2006.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table illustrates the effect on net income and earnings per share if CBIZ had applied the fair value recognition provisions of SFAS 123 during the three months ended March 31, 2005 (in thousands, except per share data):

Three Months
Ended
March 31, 2005
Net income as reported	$8,137

Add: Stock-based employee compensation expense included in net income	38

Fair value of stock-based compensation, net of tax (1)	(357)

Pro forma net income	$7,818

Earnings per share:

Basic — as reported	$0.11

Basic — pro forma	$0.10

Diluted — as reported	$0.10

Diluted — pro forma	$0.10

(1)	A tax rate of 40.0% was applied to the fair value of options in determining pro forma net income for the quarter ended March 31, 2005.
Variable Interest Entities

In accordance with the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46), as amended, CBIZ has determined that its relationship with certain Certified Public Accounting (CPA) firms with whom we maintain administrative service agreements (ASAs) qualify as variable interest entities. The accompanying financial statements do not reflect the consolidation of the variable interest entities, as the impact is not material to the financial condition, results of operations or cash flows of CBIZ.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change; indirect effects of a change in accounting principle should be recognized in the

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
period of the accounting change. CBIZ adopted the provisions of SFAS No. 154 on January 1, 2006; adoption did not have an impact on the financial position, results of operations or cash flows of CBIZ.

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. FSP No. FAS 13-1 clarifies that there is no distinction between the right to use a leased asset during the construction period and after the construction period, and therefore rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. CBIZ adopted the provisions of FSP No. FAS 13-1 on January 1, 2006. Adoption did not have a material impact on the financial position, results of operations or cash flows of CBIZ.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. FSP FAS 115-1 and 124-1 specifically nullifies the requirements of paragraphs 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. CBIZ adopted the guidance of this FSP on January 1, 2006. The adoption of FSP FAS 115-1 and 124-1 did not have a material impact on the financial position, results of operations or cash flows of CBIZ.

2.	Accounts Receivable, Net

Accounts receivable balances at March 31, 2006 and December 31, 2005 were as follows (in thousands):

	2006	2005
Trade accounts receivable	$89,508	$83,122
Unbilled revenue	42,522	19,263
Other accounts receivable	1,084	1,717

Total accounts receivable	133,114	104,102
Allowance for doubtful accounts	(5,922)	(5,712)

Accounts receivable, net	$127,192	$98,390

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2006 and December 31, 2005 were as follows (in thousands):

	2006	2005
Goodwill	$170,590	$168,040
Intangibles:
Client lists	32,885	23,498
Intangible assets - other	7,501	1,493

Total intangibles	40,386	24,991

Total goodwill and other intangibles assets	210,976	193,031
Accumulated amortization	(9,383)	(8,358)

Goodwill and other intangible assets, net	$201,593	$184,673

Client lists are amortized over periods not exceeding ten years. Other intangibles, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years. Amortization expense for client lists and other intangible assets was approximately $1.0 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
During the first quarter of 2006, CBIZ acquired the trade name of a nationally recognized practice which complements our Financial Services practice group. The trade name is recorded as “intangible assets — other” and is being amortized over ten years. The use of the trade name is currently licensed to Mayer Hoffman McCann P.C. through January 1, 2016.

4.	Bank Debt

Bank debt balances at March 31, 2006 and December 31, 2005 were as follows (in thousands, except percentages):

	2006	2005
Revolving credit facility	$61,200	$32,200

Weighted average rates(1)	6.27%	5.39%

Range of effective rates(1)	5.40% -7.75%	3.94% -7.25%

(1)	Rates are provided for the three months ended March 31, 2006, and the twelve months ended December 31, 2005, respectively.
CBIZ maintains a $100.0 million unsecured credit facility with Bank of America as agent bank for a group of five participating banks. The facility has a five year term expiring February 2011, and an option to increase the commitment to $150.0 million. Management believes that the carrying amount of bank debt approximates its fair value, and CBIZ had approximately $25.9 million of available funds under the facility at March 31, 2006.

The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. Under the facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin. Additionally, a commitment fee of 22.5 to 37.5 basis points is charged on the unused portion of the facility.

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

There are no limitations on CBIZ’s ability to acquire businesses or repurchase CBIZ common stock provided that the leverage ratio (total debt compared to EBITDA as defined by the facility) is less than 2.0.

5.	Commitments and Contingencies

Acquisitions

The purchase price that CBIZ pays for businesses and client lists generally consist of two components: an up-front non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists actual future performance. Non-contingent purchase price is recorded at the date of acquisition and contingent purchase price is recorded as it is earned. Acquisitions are further discussed in Note 8.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.0 million as of March 31, 2006 and December 31, 2005. In addition, CBIZ

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
provides bonds to various state agencies to meet certain licensing requirements. The amount of bonds outstanding at March 31, 2006 and December 31, 2005 was $1.5 million and $1.2 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $2.4 million as of March 31, 2006 and December 31, 2005. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

Indemnifications

CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2006, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the three months ended March 31, 2006 and 2005, payments regarding such contracts and arrangements were not material.

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

Consolidation and integration charges include costs for moving facilities, non-cancelable lease obligations, adjustments to lease accruals based on changes in sublease assumptions, severance obligations, and other related expenses. There were no significant consolidation and integration programs initiated during the first quarter of 2006. Significant consolidation and integration initiatives during the first quarter of 2005 included the consolidation of offices in the Denver market and the

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
continuation of consolidation activities in the Chicago market, resulting in $0.5 million and $1.3 million in consolidation and integration charges during the first quarter of 2005, respectively.

The consolidation and integration reserve balance as of December 31, 2005, and activity during the three months ended March 31, 2006, was as follows (in thousands):

Consolidation and
Integration
Reserve
Reserve balance at December 31, 2005	$3,103
Adjustments against income(1)	316
Payments(2)	(854)

Reserve balance at March 31, 2006	$2,565

(1)	Adjustments against income are included in operating expenses in the accompanying consolidated statements of operations.

(2)	Payments are net of sub-lease payments received.
Consolidation and integration charges incurred during the three months ended March 31, 2006 and 2005, and recorded as operating expenses in the accompanying consolidated statements of operations and totaled $0.3 million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively. Consolidation charges incurred during the three months ended March 31, 2006 were primarily adjustments to lease accruals established in prior years, for changes in net present value and other assumptions.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 (in thousands, except per share data).

	2006	2005
Numerator:
Net income	$12,018	$8,137

Denominator:
Basic
Weighted average common shares	74,849	75,738

Diluted
Options(1)	2,277	1,949
Restricted stock awards	97	24
Contingent shares (2)	131	7

Total diluted weighted average common shares	77,354	77,718

Basic net income per share	$0.16	$0.11

Diluted net income per share	$0.16	$0.10

(1)	For the three months ended March 31, 2005, a total of 643 thousand options were excluded from the calculation of diluted earnings per share as their exercise price would render them anti-dilutive. There were no anti-dilutive shares for the three months ended March 31, 2006.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
8.	Acquisitions

During the first quarter of 2006, CBIZ acquired a medical billing services company based in Flint, Michigan which was merged into the Medical Management Professionals practice group, a property and casualty insurance broker located in San Jose, California, and a client list which complement the Employee Services practice group. Aggregate consideration for the acquisitions consisted of approximately $9.6 million in cash (net of cash acquired) and 173,400 shares of restricted common stock (estimated stock value of $1.1 million at acquisition) paid at closing, and up to an additional $6.0 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue and earnings targets. In addition, CBIZ paid approximately $4.3 million in cash and issued approximately 159,000 shares of common stock during the first quarter of 2006, as contingent proceeds for previous acquisitions.

During the first quarter of 2005, CBIZ completed acquisitions of an accounting and consulting practice in San Diego, California and a valuation business in Milwaukee, Wisconsin which are reported as part of the Financial Services practice group, and a registered investment firm in Cleveland, Ohio which is reported as part of the Employee Services practice group. Aggregate consideration for the acquisitions consisted of approximately $6.1 million in cash (net of cash acquired) and 45,000 shares of restricted common stock (estimated stock value of $0.2 million at acquisition) paid at closing, and up to an additional $12.4 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue and earnings targets. In addition, CBIZ paid approximately $1.5 million in cash during the first quarter of 2005, as contingent proceeds for previous acquisitions.

The operating results of these businesses have been included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) was allocated to goodwill.

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Goodwill	$2,550	$912

Client lists	$9,387	$4,265

Other intangible assets	$379	$486

9.	Discontinued Operations and Divestitures

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

In April 2006, CBIZ sold an operation from the Financial Services practice group which is classified as available for sale at March 31, 2006. During the first quarter of 2006, the unit was written-down to its fair value, resulting in a pre-tax loss of approximately $0.2 million which is recorded as “gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations.

During 2005, CBIZ closed an operation from the Financial Services practice group, sold an operation from the Employee Services practice group, and committed to the divestiture of a business unit in the National Practices group. These operations qualified for treatment as discontinued operations and are

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
classified as such in the accompanying consolidated financial statements. The Employee Services operation was sold during the third quarter of 2005, for proceeds that included contingent payments which are determined based upon the divested operation’s actual future performance. Contingent proceeds are recorded as “gain (loss) on disposal of discontinued operations, net of tax” as they are earned, and totaled approximately $1.0 million (pretax) during the first quarter of 2006.

CBIZ may earn additional proceeds on the sale of certain client lists (sold in previous years), which are contingent upon future revenue generated by the client lists. CBIZ records these proceeds as other income when they are earned.

For those businesses that qualified for treatment as discontinued operations, the net assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and loss from operations of discontinued operations for the quarters ended March 31, 2006 and 2005, were as follows (in thousands):

	2006	2005
Revenue	$85	$2,500

Loss from operations of discontinued operations, before income tax benefit	$(2,198)	$(3,014)
Income tax benefit	813	1,052

Loss from operations of discontinued operations, net of tax	$(1,385)	$(1,962)

Gain (loss) on the disposal of discontinued operations for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	2006(1)	2005
Gain (loss) on disposal of discontinued operations, before income tax expense (benefit)	$772	$(167)
Income tax expense (benefit)	605	(58)

Gain (loss) on disposal of discontinued operations, net of tax	$167	$(109)

(1)	Includes contingent proceeds in the amount of $1.0 million (pretax), for the Employee Services operation that was sold in the third quarter of 2005.
At March 31, 2006 and December 31, 2005, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2006	2005
Assets:
Accounts receivable, net	$2,149	$2,113
Due from others	285	1,513
Funds held for clients	1,102	3,392
Property and equipment, net	455	498
Goodwill and other intangible assets, net	682	862
Other assets	99	107

Assets of discontinued operations	$4,772	$8,485

Liabilities:
Accounts payable	$165	$326
Accrued personnel costs	94	86
Client fund obligations	1,102	3,392
Other liabilities	2,494	2,117
Deferred income taxes	64	70

Liabilities of discontinued operations	$3,919	$5,991

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
10.	Segment Disclosures

CBIZ’s business units have been aggregated into four practice groups: Financial Services; Employee Services; Medical Management Professionals; and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines.

During the first quarter of 2006, CBIZ realigned its operations into four client-centric practice groups, and changed the names of those practice groups to encompass the comprehensive range of services offered by each of the respective groups. Changes made to CBIZ’s practice groups during the first quarter of 2006 were as follows:
•	Financial Services: The Financial Services practice group was formerly referred to as “Accounting, Tax and Advisory Services”. In addition, CBIZ Valuation Group was transferred from National Practices into Financial Services during the first quarter of 2006.

•	Employee Services: The Employee Services practice group was formerly referred to as “Benefits and Insurance Services”. In addition, CBIZ Payroll Services was transferred from National Practices into Employee Services during the first quarter of 2006.

•	Medical Management Professionals: Medical Management Professionals (CBIZ MMP) is an individual practice group. Historically, CBIZ MMP was reported and managed within National Practices.

•	National Practices: The National Practices group is primarily comprised of business units offering technology services to clients, as well as other units whose individual size do not meet quantitative thresholds as provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. During the first quarter of 2006, CBIZ Valuation Group and CBIZ Payroll Services were transferred out of National Practices into Financial Services and Employee Services, respectively.
Prior period financial statements have been restated to reflect these changes in segment reporting. Although financial results for the individual practice groups have changed, there was no impact to CBIZ’s consolidated financial statements as a result of these restatements. A detailed description of services offered by each of the practice groups, are provided in the paragraphs below.

Financial Services. The Financial Services practice group offers services in the following areas: general accounting services, cash flow management; strategic planning; consulting; record-keeping; federal, state and local tax return preparation; tax planning based on financial and investment alternatives; tax structuring of business transactions such as mergers and acquisitions; quarterly and year-end payroll tax reporting; corporate, partnership and fiduciary tax planning and return preparation; financial staffing services including chief financial officer services; financial investment analysis; succession, retirement, and estate planning; profitability, operational and efficiency enhancement consulting to a number of specialized industries; litigation support services; internal audit services; Sarbanes-Oxley consulting and compliance services; and valuations of commercial, tangible, and intangible assets and financial securities.

Employee Services. The Employee Services practice group offers services in the following areas: employee benefits, brokerage, consulting, and administration, including the design, implementation and administration of qualified plans, such as 401(k) plans, profit-sharing plans, defined benefit plans, and money purchase plans; actuarial services; health and welfare benefits consulting, including group health insurance plans; dental and vision care programs; group life insurance programs; accidental death and dismemberment and disability programs; COBRA administration and voluntary insurance programs; health care and dependent care spending accounts; premium reimbursement plans; communications services to inform and educate employees about their benefit programs; executive benefits consulting on non-qualified retirement plans and business continuation plans; human capital advisory services; specialty high-risk life insurance; and wealth management services, including Registered Investment Advisory

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Services, Investment Policy Statements, also known as IPS, mutual fund selection based on IPS; ongoing mutual fund monitoring; and payroll processing and administration.

Medical Management Professionals. CBIZ MMP offers services to hospital-based physicians in the following areas: billing and accounts receivable management; coding and claims filing; comprehensive delinquent claims follow up and collections; compliance plans to meet government and other third party regulations; local office management; and comprehensive statistical and operational reporting; financial reporting, accounts payable, payroll, general ledger processing; design and implementation of managed care contracts with focus on negotiation strategies, pricing, cost containment and utilization tracking; review and negotiation of hospital contracts; evaluation of other strategic business partners; identification and coordination of practice manager and integration opportunities; coordination of practice expansion efforts; statement mailing operation; and turn-key billing system sales and support.

National Practices. The National Practices group offers services in the following areas: mergers and acquisitions; capital advisory services; health care consulting; government relations; and technology consulting, including strategic technology planning, project management, development, network design and implementation and software selection and implementation.

Corporate and Other. Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of incentive compensation, infrastructure costs (as described above) and consolidation and integration charges.

Accounting policies of the practice groups are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Upon consolidation, all intercompany accounts and transactions are eliminated; thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing), which are reported as operating expenses in the “Corporate and Other” segment.

Segment information for the quarters ended March 31, 2006 and 2005 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31, 2006
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$89,448	$41,951	$28,222	$11,440	$—	$171,061
Operating expenses	63,853	33,510	24,684	10,724	5,960	138,731

Gross margin	25,595	8,441	3,538	716	(5,960)	32,330
Corporate general & admin	—	—	—	—	6,732	6,732
Depreciation & amortization	1,035	780	849	62	1,345	4,071

Operating income (loss)	24,560	7,661	2,689	654	(14,037)	21,527
Other income (expense):
Interest expense	(26)	(1)	—	—	(765)	(792)
Other income (expense), net	50	255	(9)	15	978	1,289

Total other income (expense)	24	254	(9)	15	213	497

Income (loss) from continuing operations before income tax expense	$24,584	$7,915	$2,680	$669	$(13,824)	$22,024

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	THREE MONTHS ENDED MARCH 31, 2005
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$83,822	$37,828	$23,174	$10,332	$—	$155,156
Operating expenses	59,503	31,431	19,628	10,228	6,225	127,015

Gross margin	24,319	6,397	3,546	104	(6,225)	28,141
Corporate general & admin	—	—	—	—	6,421	6,421
Depreciation & amortization	950	820	708	103	1,313	3,894

Operating income (loss)	23,369	5,577	2,838	1	(13,959)	17,826
Other income (expense):
Interest expense	(28)	(1)	—	—	(752)	(781)
Other income (expense), net	104	173	(1)	23	89	388

Total other income (expense)	76	172	(1)	23	(663)	(393)

Income (loss) from continuing operations before income tax expense	$23,445	$5,749	$2,837	$24	$(14,622)	$17,433

11.	Subsequent Events

In April 2006, CBIZ sold an accounting and tax business from the Financial Services practice group. The business was classified as a discontinued operation during the first quarter of 2006.

In April 2006, CBIZ acquired Burnham, Colman, Kaelin & Walker (BCK&W) of St. Joseph, Missouri. BCK&W is an insurance agency offering property and casualty, commercial bonds and employee benefits, and specializes in the agriculture, construction and printing industries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at March 31, 2006 and December 31, 2005, and results of operations and cash flows for the three months ended March 31, 2006 and 2005, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.
Executive Summary
CBIZ is a diversified services company which, acting through its subsidiaries, provides professional business services to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ provides solutions that enable our clients to better manage their finances, employees and technology. CBIZ delivers its integrated services through the following four practice groups: Financial Services, Employee Services, Medical Management Professionals, and National Practices. These practice groups were realigned during the first quarter of 2006, reinforcing CBIZ’s client-centric model. Changes made to realign the practice groups are discussed in further detail under “Business Services – Operating Practice Groups” below.
CBIZ’s business strategy is to grow in the professional business services industry by:
•	offering a wide array of infrastructure support services;

•	cross-serving these services to our existing client base;

•	attracting new clients with our diverse business services offerings; and

•	developing our core service offerings in target markets through internal growth and selective acquisitions.
CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that are complementary in building out our service offerings in our target markets. During the three months ended March 31, 2006, CBIZ acquired The TriMed Group and Valley Global Insurance Brokers. The TriMed Group is based in Flint, Michigan and provides medical billing services and in-house computer systems primarily to hospital-based physician practices in Michigan, Ohio and Indiana. Valley Global Insurance Brokers is a property and casualty insurance broker located in San Jose, California.
In January 2006, CBIZ and Mayer Hoffman McCann P.C. extended the term of their administrative service agreement through 2019. The expiration date is subject to further extension upon agreement by both parties. Administrative service agreements are described in further detail under “Business Services – Financial Services” below.
In January 2006, CBIZ acquired the trade name of a nationally recognized practice which complements our Financial Services practice group. The use of the trade name is currently licensed to Mayer Hoffman McCann P.C. through January 1, 2016.
CBIZ continually evaluates its business operations, and may from time to time sell or close operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. In April 2006, CBIZ sold an accounting and tax practice from the Financial Services practice group, which is classified as a discontinued operation in the first quarter of 2006.
On January 1, 2006, CBIZ adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. CBIZ adopted SFAS 123R using the modified prospective transition method, and accordingly our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The impact to CBIZ of the adoption of SFAS 123R is discussed in further detail in Note 1 of the consolidated financial statements included herewith.

Effective February 21, 2006, CBIZ’s Board of Directors granted 627,000 restricted performance awards pursuant to the 2002 Stock Incentive Plan. Performance awards will only vest and become exercisable provided that CBIZ meets a pre-determined earnings per share target for the year ending December 31, 2007.
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
On February 9, 2006, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2007. The shares may be repurchased in the open market or through privately negotiated purchases. There were no shares repurchased during the first quarter of 2006.
Business Services
Operating Practice Groups
During the first quarter of 2006, CBIZ realigned its operations into four client-centric practice groups, and changed the names of those practice groups to encompass the comprehensive range of services offered by each of the respective groups. Changes made to CBIZ’s practice groups during the first quarter of 2006 were as follows:
•	Financial Services: The Financial Services practice group was formerly referred to as “Accounting, Tax and Advisory Services”. In addition, CBIZ Valuation Group was transferred from National Practices into Financial Services during the first quarter of 2006.

•	Employee Services: The Employee Services practice group was formerly referred to as “Benefits and Insurance Services”. In addition, CBIZ Payroll Services was transferred from National Practices into Employee Services during the first quarter of 2006.

•	Medical Management Professionals: Medical Management Professionals (CBIZ MMP) is an individual practice group. Historically, CBIZ MMP was reported and managed within National Practices.

•	National Practices: The National Practices group is primarily comprised of business units offering technology services to clients, as well as other units whose individual size do not meet quantitative thresholds as provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. During the first quarter of 2006, CBIZ Valuation Group and CBIZ Payroll Services were transferred out of National Practices into Financial Services and Employee Services, respectively.
Prior period financial statements have been restated to reflect these changes in segment reporting. Although financial results for the individual practice groups have changed, there was no impact to CBIZ’s consolidated financial statements as a result of these restatements. A detailed description of services offered by each of the practice groups, as well as certain external relationships and regulatory factors currently impacting CBIZ are provided in the paragraphs below.
Financial Services
The business units that comprise CBIZ’s Financial Services practice group offer services in the following areas: federal, state and local tax return preparation, planning and consulting for individuals, corporations, partnerships, estates and trusts; strategic planning; consulting; record-keeping and financial statement preparation; tax planning based on financial and investment alternatives; tax structuring of business transactions such as mergers and acquisitions; quarterly and year-end payroll tax reporting; financial staffing services including chief financial officer services; financial investment analysis; succession, retirement, and estate planning; cash flow management; profitability, operational and efficiency enhancement consulting to a number of specialized industries; litigation support services; internal audit services; Sarbanes-Oxley consulting and compliance services; and valuation services including financial valuations, tangible and intangible asset valuations.

The Financial Services practice is divided into three regions, representing the East, Midwest, and West regions of the United States, and a national service division consisting of those units that provide their services nationwide. Each of these regions is headed by a designated regional director, each of whom report to the Senior Vice President, Financial Services.
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
Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and amounted to approximately $20.0 million, and $18.6 million for the three months ended March 31, 2006 and 2005, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis. The ASAs typically have terms ranging up to ten years, and are renewable upon agreement by both parties. In January 2006, the ASA between CBIZ and Mayer Hoffman McCann P.C., the largest firm associated with CBIZ, was extended for an additional eighteen years, with certain rights of extension and termination.
With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, we do not hold any financial interest in an SEC-reporting attest client of an associated CPA firm, enter into any business relationship with an SEC-reporting attest client that the CPA firm performing an audit could not maintain, or sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not maintain, under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. Applicable professional standards generally permit the Financial Services practice group to provide additional services to privately-held companies, in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. CBIZ and the CPA firms with which we are associated have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by CBIZ on its relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the imposition of Sarbanes-Oxley Act independence limitations did not and is not expected to materially affect CBIZ revenues.
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

Employee Services
The business units that comprise CBIZ’s Employee Services group are organized between Retail and National Services. CBIZ’s Employee Services group operates under one Senior Vice President, who oversees the practice group, along with a senior management team which supports the practice group leader along: functional; product; and unit oversight lines. Each of the Retail offices provides a broad range of primarily commercial employee benefit and property and casualty insurance services within their geographic area. Specific services provided by the Retail group include: consulting and brokerage of group health and welfare plans (group health, dental, vision, life and disability programs); the design, implementation and administration of qualified retirement plans, such as profit-sharing plans (including 401-k plans), defined benefit plans, and money purchase plans; actuarial services for health and welfare plans and qualified retirement plans; communications services to educate employees about their benefit programs; executive benefits consulting on non-qualified retirement plans; business continuation plans; and wealth management services, including registered investment advisory services, investment policy statements, mutual fund selections, and ongoing mutual fund monitoring. In addition, the Retail group provides some personal lines brokerage for property and casualty and individual life and health insurance. The National Services group is comprised of several specialty operations that provide unique services on a national scale. Specific services provided by the National Services group include: brokerage services for specialty high-risk life insurance and clinical underwriting; wholesale insurance brokerage services; bank-owned executive life insurance; COBRA and Section 125 plan administration programs for employees; human capital advisory services; wealth management services, including registered investment advisory services, investment policy statements, mutual fund selections, and ongoing mutual fund monitoring; and payroll processing and administration.
CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of our performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received during the three months ended March 31, 2006 and 2005 was less than 2.5% of consolidated CBIZ revenue for the respective periods.
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
Medical Management Professionals
CBIZ Medical Management Professionals (CBIZ MMP) reports to CBIZ’s Chief Executive Officer. CBIZ MMP provides coding and billing as well as full-practice management services for hospital-based physicians practicing anesthesiology, pathology, radiology, emergency medicine, and other areas. CBIZ MMP’s billing services include: billing and accounts receivable management; claims processing and collection; comprehensive delinquent claims follow up; compliance programming to meet government regulations; and comprehensive statistical and operational reporting. The practice management services provided by CBIZ MMP include: financial reporting, accounts payable, payroll, and general ledger processing; design of physician employment, stock and compensation arrangements; and comprehensive budgeting, forecasting, and financial analysis. Additionally, CBIZ MMP conducts analyses of managed care contracts with a focus on negotiation strategies, pricing, cost containment and utilization tracking; reviews and negotiates contracts with hospitals and other entities; identifies and coordinates practice merger and integration opportunities; and coordinates practice expansion efforts.

National Practices
The business units that comprise CBIZ’s National Practices group offer services in the following areas: mergers and acquisitions services; health care consulting; government relations; and information technology consulting, including strategic technology planning, project management, development, network design and implementation, software selection and implementation, and voice over internet protocol consulting and implementation. The majority of the units within the National Practices group report to CBIZ’s President and Chief Operating Officer, with one unit reporting to CBIZ’s Chief Executive Officer.
Results of Operations — Continuing Operations
CBIZ delivers products and services through four practice groups. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on March 1, 2005, revenue for the month of March would be included in same-unit revenue for first quarter of both years; revenue for the period January 1, 2006 through February 28, 2006 would be reported as revenue from acquired businesses.
Three months ended March 31, 2006 and 2005
Revenue
The following table summarizes total revenue for the three months ended March 31, 2006 and 2005 (in thousands, except percentages).

	THREE MONTHS ENDED MARCH 31,
		% of		% of	$	%
	2006	Total	2005	Total	Change	Change
Same-unit revenue
Financial Services	$89,190	52.1%	$83,822	54.0%	$5,368	6.4%
Employee Services	41,506	24.3%	37,828	24.4%	3,678	9.7%
CBIZ MMP	25,220	14.7%	23,174	14.9%	2,046	8.8%
National Practices	11,440	6.7%	10,332	6.7%	1,108	10.7%

Total same-unit revenue	167,356	97.8%	155,156	100.0%	12,200	7.9%

Acquired businesses	3,705	2.2%	—		3,705

Total revenue	$171,061		$155,156		$15,905	10.3%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Operating Expenses
Operating expenses increased to $138.7 million for the three months ended March 31, 2006, from $127.0 million for the comparable period in 2005, an increase of $11.7 million or 9.2%. As a percent of revenue, operating expenses (excluding consolidation and integration charges) were 80.9% and 80.6% for the three months ended March 31, 2006 and 2005, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 81.6% and 80.7% of total operating expenses and 66.2% and 66.0% of revenue for the three months ended March 31, 2006 and 2005, respectively. As a percent of revenue, gross margin improved to 18.9% from 18.1% for the three months ended March 31, 2006 and 2005, respectively. As the majority of our operating costs are relatively fixed in the short term, gross margin as a percentage of revenue generally improves with revenue growth. A more comprehensive analysis of operating expenses (excluding consolidation and integration charges) and their impact on gross margin is discussed by operating practice group below.
Consolidation and integration charges are reported as operating expenses in the accompanying consolidated statements of operations, and were 0.2% and 1.3% of revenue for the three months ended March 31, 2006 and 2005, respectively. There were no significant consolidation and integration charges during the first quarter of

2006. Significant consolidation and integration initiatives during the first quarter of 2005 included the consolidation of offices in the Denver market and the continuation of consolidation activities in the Chicago market, resulting in $0.5 million and $1.3 million in consolidation and integration charges, respectively.
Corporate general and administrative expenses increased to $6.7 million for the three months ended March 31, 2006, from $6.4 million for the comparable period in 2005. As a percentage of revenue, corporate general and administrative expenses decreased to 3.9% from 4.1% for the three months ended March 31, 2006 and 2005, respectively. The increase in corporate general and administrative expenses was primarily attributable to compensation and benefits, including stock-based compensation and expenses related to our incentive compensation plan. Incentive compensation costs are estimated and accrued on a monthly basis. The final determination of incentive compensation is not made until after year-end results are finalized, therefore the estimates are subject to change. The incentive compensation plan is further discussed under “Incentive Compensation” below. The increase in compensation and benefits during the first quarter of 2006 was partially offset by a decrease in legal fees. During the first quarter of 2005, CBIZ incurred $1.1 million in expenses related to the settlement of a litigation matter; fees of that magnitude did not recur in the first quarter of 2006.
Depreciation and amortization expense was $4.1 million and 2.4% of revenue for the three months ended March 31, 2006, compared to $3.9 million and 2.5% of revenue for the comparable period in 2005. The increase in depreciation and amortization expense was primarily due to an increase in the amortization of intangible assets in the first quarter of 2006 from the first quarter of 2005, as the result of businesses and client lists that were acquired after March 31, 2005.
Interest expense was $0.8 million for each of the three-month periods ended March 31, 2006 and 2005. Average debt was $48.0 million for the three months ended March 31, 2006, compared to $60.9 million for the comparable period in 2005, and average interest rates were 6.3% and 4.6% during the three months ended March 31, 2006 and 2005, respectively. Lower average debt in the first quarter of 2006 compared to the first quarter of 2005, was primarily the result of CBIZ reducing the amount of outstanding debt under the credit facility throughout 2005, to $32.2 million at December 31, 2005 from $53.9 million at December 31, 2004. Cash to reduce the bank debt balance was provided by CBIZ operations. Debt is further discussed under “Liquidity and Capital Resources”.
Other income, net was $1.3 million for the three months ended March 31, 2006, and $0.4 million for the comparable period in 2005, an increase of $0.9 million. Other income (expense), net is comprised primarily of adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation plan are offset by adjustments to compensation costs which are recorded as operating or corporate general and administrative expenses in the consolidated statements of operations, and thus do not have on impact on CBIZ’s net income. The increase in other income during the first quarter of 2006 from the comparable period in 2005 was primarily the result of an increase in the fair value of investments related to the deferred compensation plan, and higher contingent royalties received from previous divestitures.
CBIZ recorded income tax expense from continuing operations of $8.8 million and $7.2 million for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate for the three months ended March 31, 2006 was 39.9%, compared to an effective rate of 41.4% for the comparable period in 2005.

Operating Practice Groups
Financial Services.

	THREE MONTHS ENDED MARCH 31,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$89,190	$83,822	$5,368
Acquired businesses	258	—	258

Total revenue	$89,448	$83,822	$5,626

Operating expenses	63,853	59,503	4,350

Gross margin	$25,595	$24,319	$1,276

Gross margin percent	28.6%	29.0%	(0.4%)
Same-unit revenue for the three months ended March 31, 2006 increased by $5.4 million or 6.4% from the three months ended March 31, 2005. The growth in same-unit revenue was primarily due to an increase in the aggregate number of hours charged to clients for consulting, valuation and litigation support services, and price increases for traditional accounting and tax services. The growth in revenue from acquired businesses was provided by a valuation business in Milwaukee, Wisconsin which was acquired during the first quarter of 2005.
The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs and professional service fees paid to third parties, representing 88.1% and 87.0% of total operating expenses for the three months ended March 31, 2006 and 2005, respectively. Personnel costs increased $4.5 million to 57.3% of revenue for the three months ended March 31, 2006 from 55.7% of revenue for the comparable period in 2005. The increase in personnel costs was primarily due to additional salary costs incurred for new employees, annual merit increases, and an increase in benefit costs. CBIZ continues to add personnel in the Financial Services practice group in order to accommodate revenue growth. Occupancy costs are relatively fixed in nature but increased $0.1 million for the three months ended March 31, 2006 from the comparable period in 2005, primarily due to additional space required in certain facilities to accommodate growth. As a percentage of revenue, occupancy costs decreased to 4.8% for the three months ended March 31, 2006 from 5.0% for the comparable period in 2005, as a result of the increase in revenue previously discussed. Professional service fees paid to third parties decreased $0.2 million to 0.8% of revenue for the three months ended March 31, 2006 from 1.1% for the comparable period in 2005. Professional service fees paid to third parties are primarily the result of our utilization of third-party professionals to provide certain accounting services to our clients.
Gross margin as a percent of revenue decreased by 0.4% for the three months ended March 31, 2006 from the comparable period in 2005, primarily due to the increase in personnel costs attributable to new employees and annual merit increases. CBIZ expects revenue growth for the Financial Services group to continue throughout 2006. Revenue growth is expected to be accompanied by modest improvements in gross margin over 2005 levels.
Employee Services

	THREE MONTHS ENDED MARCH 31,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$41,506	$37,828	$3,678
Acquired businesses	445	—	445

Total revenue	$41,951	$37,828	$4,123

Operating expenses	33,510	31,431	2,079

Gross margin	$8,441	$6,397	$2,044

Gross margin percent	20.1%	16.9%	3.2%

Same-unit revenue for the three months ended March 31, 2006 increased by $3.7 million or 9.7% from the three months ended March 31, 2005. The increase in same-unit revenue was primarily attributable to growth in our payroll services and human capital advisory businesses, and the timing of policies sold by our specialty life insurance business. The growth in revenue from acquired businesses was provided by a property and casualty business in San Jose, California which was acquired during the first quarter of 2006.
The largest components of operating expenses for the Employee Services practice group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 87.0% and 87.1% of total operating expenses for the three months ended March 31, 2006 and 2005, respectively. Personnel costs increased $1.7 million, but decreased as a percentage of revenue, to 59.1% for the first quarter of 2006 from 61.1% for the comparable period in 2005. Acquired businesses contributed $0.2 million of the increase in personnel costs; the remainder of the increase was primarily the result of the growth in revenue, as the sales force is typically compensated on a variable basis. Commissions paid to third party brokers decreased as a percentage of revenue to 4.7% for the three months ended March 31, 2006 from 5.7% for the three months ended March 31, 2005, due to the termination of relationships with certain brokers. Occupancy costs increased $0.2 million, and was 5.7% of revenue for the first quarters of 2006 and 2005. The increase in occupancy costs in the first quarter of 2006 from the comparable period in 2005 was primarily due to new facilities and the acquired business previously discussed.
Gross margin as a percent of revenue increased by 3.2% for the three months ended March 31, 2006 from the comparable period in 2005, primarily due to the growth in revenue combined with expense management efforts. The Employee Services group has improved gross margin in recent quarters, and expects margins to remain at similar levels throughout 2006.
CBIZ Medical Management Professionals (CBIZ MMP).

	THREE MONTHS ENDED MARCH 31,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$25,220	$23,174	$2,046
Acquired businesses	3,002	—	3,002

Total revenue	$28,222	$23,174	$5,048

Operating expenses	24,684	19,628	5,056

Gross margin	$3,538	$3,546	$(8)

Gross margin percent	12.5%	15.3%	(2.8%)
Same-unit revenue increased by $2.0 million or 8.8% for the three months ended March 31, 2006 from the three months ended March 31, 2005. Growth was attributable to new clients obtained in 2006, the maturation of clients obtained in 2005, and growth in revenue from existing clients. The growth in revenue from acquired businesses was provided by a medical billing business based in Flint, Michigan which was acquired during the first quarter of 2006.
The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 89.1% and 88.1% of total operating expenses for the three months ended March 31, 2006 and 2005, respectively. Personnel costs increased by $3.3 million to 60.9% of revenue for the three months ended March 31, 2006, from 60.0% of revenue for the comparable period in 2005. Acquired businesses contributed $1.6 million of the increase in personnel costs; the remainder of the increase was due to an increase in the number of client service staff employed by CBIZ MMP during 2006 compared to 2005, as required to support the growth in revenue. The increase in personnel costs as a percent of revenue was the result of investments made in personnel to accommodate for future growth at CBIZ MMP client sites. Occupancy costs increased $0.3 million, and remained consistent as a percentage of revenue at 7.2% for the three months ended March 31, 2006 and 2005. The increase in occupancy costs was primarily due to additional space required and expenses incurred to accommodate overall growth of the unit. Office expenses for the three months ended March 31, 2006 increased $1.1 million to 9.9% of revenue for the three months ended March 31, 2006 from 7.5% of revenue for the comparable period in 2005, primarily due to the medical billing business that was acquired during the first quarter of 2006. In addition to medical billing services, the acquired business provides statement printing and mailing services to their clients, and thus incurs higher postage costs as a percentage of revenue than the typical CBIZ MMP billing office.

Gross margin as a percentage of revenue decreased 2.8% for the three months ended March 31, 2006 from the comparable period in 2005, and was related to same-unit revenue. The decline in gross margin resulted from investments made in personnel as previously discussed. CBIZ MMP expects revenue growth to continue throughout the remainder of 2006. In addition, operating expenses are expected to continue to increase over 2005 in order to support the growth in revenue, and as the result of significant investments to upgrade CBIZ MMP’s operating systems. As a result of these investments, gross margin for the remainder of 2006 is expected to remain consistent with 2005; however, gross margin as a percentage of revenue is expected to decline.
National Practices.

	THREE MONTHS ENDED MARCH 31,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$11,440	$10,332	$1,108
Acquired businesses	—	—	—

Total revenue	$11,440	$10,332	$1,108

Operating expenses	10,724	10,228	496

Gross margin	$716	$104	$612

Gross margin percent	6.3%	1.0%	5.3%
Same-unit revenue increased $1.1 million or 10.7% for the three months ended March 31, 2006 from the comparable period in 2005, attributable primarily to our technology businesses. Growth in revenue experienced by our technology business was largely the result of product sales and services to new clients.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 91.3% and 91.2% of total operating expenses for the three months ended March 31, 2006 and 2005, respectively. Personnel costs decreased by $0.1 million for the three months ended March 31, 2006 from the comparable period in 2005, primarily due to a reduction in the use of outside labor. As a percentage of revenue, personnel costs decreased to 62.6% for the three months ended March 31, 2006, from 70.4% for the three months ended March 31, 2005. Direct costs (which consist primarily of product costs associated with hardware sales in the technology businesses) increased $0.6 million to 19.6% of revenue for the three months ended March 31, 2006, from 15.7% of revenue for the three months ended March 31, 2005. Direct costs increased as a percentage of revenue and personnel costs decreased as a percentage of revenue, as a larger portion of revenue was derived from product sales during the three months ended March 31, 2006 than in the comparable period of 2005. Occupancy costs are relatively fixed in nature and remained consistent for the three months ended March 31, 2006 and 2005. Occupancy costs decreased as a percentage of revenue to 3.4% in the first quarter of 2006 from 4.1% in the first quarter of 2005 as a result of the growth in revenue.
Gross margin as a percentage of revenue increased 5.3% for the three months ended March 31, 2006 from the comparable period in 2005, primarily as a result of the mix of product sales and services that occurred in the technology businesses. CBIZ expects gross margin for the remainder of 2006 to be in line with 2005 levels.
Results of Operations — Discontinued Operations
In April 2006, CBIZ sold an operation from the Financial Services practice group which is classified as available for sale at March 31, 2006. During the first quarter of 2006, the unit was written down to its fair value, resulting in a pre-tax loss of approximately $0.2 million which is recorded as “gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations.
During 2005, CBIZ closed an operation from the Financial Services practice group, sold an operation from the Employee Services practice group, and committed to the divestiture of a business unit in the National Practices practice group. The Employee Services operation was sold during the third quarter of 2005 for proceeds that included contingent payments which are determined based upon the divested operation’s actual future performance. Contingent proceeds are recorded as gain on disposal of discontinued operations as they are earned, and totaled approximately $1.0 million (pretax) during the first quarter of 2006.

The operations described above qualified for treatment as discontinued operations, and have been classified as such in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the net assets, liabilities, and results of operations of these businesses are reported separately in the consolidated financial statements included herewith. Based upon the sales proceeds and costs of closure, CBIZ recorded a gain on disposal of discontinued operations, net of tax, of $0.2 million for the three months ended March 31, 2006, and a loss on disposal of discontinued operations, net of tax of $0.1 million for the three months ended March 31, 2005. Revenue associated with discontinued operations was $0.1 million, and $2.5 million for the three months ended March 31, 2006 and 2005, respectively. The loss from operations of these discontinued operations, net of tax, was $1.4 million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively.
Financial Condition
Total assets were $501.0 million, total liabilities were $226.4 million and shareholders’ equity was $274.6 million as of March 31, 2006. Current assets of $237.4 million exceeded current liabilities of $145.0 million by $92.4 million.
Cash and cash equivalents decreased by $6.0 million to $2.9 million at March 31, 2006 from December 31, 2005. Restricted cash was $12.1 million at March 31, 2006, an increase of $2.2 million from December 31, 2005. Restricted cash represents those funds held in connection with CBIZ’s NASD regulated operations and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $127.2 million at March 31, 2006, an increase of $28.8 million from December 31, 2005. Days sales outstanding (DSO) represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. DSO was 81 days, 65 days and 88 days at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.
Other current assets were $9.6 million and $9.5 million at March 31, 2006 and December 31, 2005, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients are directly offset by client fund obligations. Funds held for clients fluctuate during the year based on the timing of cash receipts and related payments, and are further described in Note 1 to the accompanying consolidated financial statements.
Notes receivable (current and non-current) increased by $0.7 million at March 31, 2006 from December 31, 2005. The increase in notes receivable relates primarily to contingent proceeds earned on the Employee Services business that was sold in the third quarter of 2005 (and further discussed under “Results of Operations — Discontinued Operations” above), offset by payments received during the first quarter of 2006.
Goodwill and other intangible assets, net of accumulated amortization, increased by $16.9 million at March 31, 2006 from December 31, 2005. Acquisitions, including contingent consideration earned, resulted in a $12.3 million increase in intangible assets during the three months ended March 31, 2006. Additionally, CBIZ acquired the trade name of a nationally recognized practice which is recorded as an other intangible asset. Intangible assets decreased by $1.0 million as a result of amortization expense.
Assets of the deferred compensation plan represent participant deferral accounts. The assets are held in a rabbi trust and are directly offset by obligations of the plan, representing obligations due to the participants. Although the assets of the plan are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan, in the event that CBIZ became insolvent, the assets would be available to all unsecured general creditors. The plan is described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2005.
The accounts payable balance of $24.4 million at March 31, 2006 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $20.4 million at March 31, 2006 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs. Incentive compensation is described more fully under “Incentive Compensation” below.
Other liabilities (current and non-current) increased by $0.7 million at March 31, 2006 from December 31, 2005, primarily as a result of acquisitions, and differences between cash payments required under various operating leases versus rent expense which is recognized on a straight-line basis. These increases were offset by a decrease in notes payable, as the result of payments made during the first quarter of 2006.
Income taxes payable of $8.9 million at March 31, 2006 and $1.1 million at December 31, 2005 represents our estimate of taxes due on current year income. The increase in income taxes payable at March 31, 2006 from December 31, 2005 was primarily due to the provision for income taxes in the first quarter of 2006, offset by tax benefits related to the exercise of stock options which totaled approximately $1.4 million.
Bank debt for amounts due on CBIZ’s credit facility increased by $29.0 million to $61.2 million at March 31, 2006 from December 31, 2005. This increase was driven primarily by the seasonal use of cash that typically occurs in CBIZ’s first fiscal quarter, as described under “Sources and Uses of Cash” below. The increase in bank debt was also the result of acquisitions made during the first quarter of 2006.
Stockholders’ equity increased $19.9 million to $274.6 million at March 31, 2006 from $254.7 million at December 31, 2005. The increase in stockholders’ equity was primarily due to net income of $12.0 million, the exercise of stock options and related tax benefits which contributed $5.4 million, and the issuance of $2.0 million in common shares in relation to business acquisitions.
Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. In addition, CBIZ supplements net operating cash with an unsecured credit facility. The $100.0 million facility carries an option to increase the commitment to $150.0 million, and allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. The facility has a five year term with an expiration date of February 2011.
At March 31, 2006, CBIZ had $61.2 million outstanding under its credit facility, as well as letters of credit and guarantees totaling $4.4 million. Available funds under the facility based on the terms of the commitment were approximately $25.9 million at March 31, 2006. Management believes cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the next twelve months, including capital expenditures, working capital requirements, and strategic investments.
Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it was in compliance with its covenants as of March 31, 2006 and projects that it will remain in compliance for the remainder of 2006.
CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a shelf registration under which it can offer such securities. See our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of the shelf registration statement.
Sources and Uses of Cash
Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash is followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters. During the three months ended March 31, 2006, net cash used in operating activities was $22.6 million, compared to $6.2 million for the comparable period in 2005. The increase of $16.4 million in net cash used in operating activities was primarily due to a decrease in the change in income taxes of $7.3 million, and an increase in the change in accrued personnel costs of $9.2 million.
Cash flows from investing activities consist primarily of payments toward capital expenditures and business acquisitions, proceeds from divested operations and the collection of notes receivable. CBIZ used $17.6 million in net cash for investing activities during the three months ended March 31, 2006, compared to $9.2 million during the comparable period in 2005. Investing uses of cash during the first quarter of 2006 primarily consisted of $13.9 million of net cash used towards business acquisitions, $2.4 million for the acquisition of other intangible assets and $1.5 million for capital expenditures (net), offset by $0.2 million in net collections on notes receivable. Investing uses of cash during the first quarter of 2005 primarily consisted of $7.6 million of net cash used toward business acquisitions and $1.7 million for capital expenditures (net), offset by $0.2 million in net collections on notes receivable. Capital expenditures primarily consisted of technology investments, as well as leasehold improvements and equipment purchased in connection with the consolidation of certain offices.
Cash flows from financing activities consist primarily of net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, net borrowing and payment activity toward notes payable and capitalized leases, and proceeds from the exercise of stock options. Net cash provided by financing activities during the three months ended March 31, 2006 was $34.2 million compared to $13.4 million for the comparable period in 2005. Financing sources of cash during the first quarter of 2006 included $29.0 million in net proceeds from the credit facility, and $5.4 million in proceeds from the exercise of stock options (including tax benefits), offset by $0.2 million in net payments towards notes payable and capitalized leases. During the first quarter of 2005, financing sources of cash included $13.6 million in net proceeds from the credit facility and $0.3 million in proceeds from the exercise of stock options, offset by $0.4 million in cash used to repurchase shares of CBIZ common stock, and $0.1 million in net payments towards notes payable and capitalized leases.
Obligations and Commitments
CBIZ’s contractual obligations for future payments as of March 31, 2006 were as follows (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
On-Balance Sheet
Bank debt	$61,200	$—	$—	$—	$—	$—	$61,200

Notes payable	5,439	1,977	1,668	1,094	700	—	—

Capitalized leases	1,489	465	535	417	72	—	—
Restructuring lease obligations(1)	10,078	2,355	2,632	1,949	1,213	789	1,140

Off-Balance Sheet
Non-cancelable operating lease obligations	190,747	27,246	30,795	26,811	21,639	19,055	65,201
Letters of credit in lieu of cash security deposits	1,999	1,386	—	—	—	35	578
Performance guarantees for non-consolidated affiliates	2,398	937	1,025	436	—	—	—
License bonds and other letters of credit	1,535	—	—	—	—	—	1,535

Total	$274,885	$34,366	$36,655	$30,707	$23,624	$19,879	$129,654

(1)	Excludes cash received under subleases.
Off-Balance Sheet Arrangements
CBIZ maintains administrative service agreements with independent CPA firms (as described more fully under “Business Services – Financial Services” above), which qualify as variable interest entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended. The impact to CBIZ of this accounting pronouncement is not material to the financial condition, results of operations, or cash flows of CBIZ, and is further discussed in Note 1 to the consolidated financial statements included herewith.
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $2.4 million at March 31, 2006 and December 31, 2005. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure

Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others“, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.0 million at March 31, 2006 and December 31, 2005. In addition, CBIZ provides bonds to various state agencies to meet certain licensing requirements. The amount of bonds outstanding at March 31, 2006 and December 31, 2005 were $1.5 million and $1.2 million, respectively.
CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2006, we were not aware of any indemnification agreements that would require material payments.
Interest Rate Risk Management
CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. During the three months ended March 31, 2006 and the twelve months ended December 31, 2005, management did not utilize interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.
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
Revenue Recognition and Valuation of Unbilled Revenues
Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. These criteria are in accordance with Generally Accepted Accounting Principles (GAAP) and SEC Staff Accounting Bulletin No. 104 (SAB 104). CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition, as it relates to those groups, is provided below.
Financial Services — Revenue consists primarily of fees for accounting services, preparation of tax returns, consulting services including Sarbanes-Oxley consulting and compliance projects, and valuation services including fairness opinions, business plans, litigation support, purchase price allocations and derivative valuations. Revenues are recorded in the period in which services are provided and meet revenue recognition criteria in accordance with SAB 104. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed upon out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

Through one of its Financial Services units, CBIZ provides flexible benefits administration services to clients, grants access of its proprietary software to third parties, and provides hosting to these parties. Revenue associated with set up and license fees related to our flexible benefits services are deferred and recognized pro rata over the life of the contract.
Employee Services — Revenue consists primarily of brokerage and agency commissions, payroll service fees, interest on client funds, and fee income for administering health and retirement plans. A description of the revenue recognition, based on the service provided, insurance product sold, and billing arrangement, is described below.
•	Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured’s (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the policy becomes effective; and life insurance commissions are recognized when the policy becomes effective. Commission revenue is reported net of sub-broker commissions, and reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

•	Commissions which are based upon certain performance targets are recognized at the earlier of written notification that the target has been achieved, or cash collection.

•	Fee income is recognized in the period in which services are provided, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.

•	Payroll— Revenue is recognized when the actual payroll processing occurs.
Medical Management Professionals— Fees for services are primarily based on a percentage of net collections on our clients’ patient accounts receivable. As such, revenue is determinable, earned, and recognized, when payments are received by our clients on their patient accounts.
National Practices Services — The business units that comprise this practice group offer a variety of services. A description of revenue recognition associated with the primary services is provided below.
•	Technology Consulting — Revenue associated with hardware and software sales is recognized upon delivery and acceptance of the product. Revenue associated with installation is recognized as services are performed, and revenue associated with service agreements is recognized on a straight-line basis over the period of the agreement. Consulting revenue is recognized on an hourly or per diem fee basis as services are performed.

•	Health Care Consulting— CBIZ bills clients based upon a predetermined agreed-upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed upon out-of-pocket expenses, or as a percentage of savings after contingencies have been resolved and verified by a third party.

•	Mergers & Acquisitions and Capital Advisory — Revenue associated with non-refundable retainers is recognized on a pro rata basis over the life of the engagement. Revenue associated with success fee transactions is recognized when the transaction is completed.
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
In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no goodwill impairment during the three months ended March 31, 2006 or 2005.
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

Other Significant Policies
Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to understanding the consolidated financial statements. Those policies are described in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. The provisions of SFAS 155 are effective January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the financial position, results of operations or cash flows of CBIZ.
Uncertainty of Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Quarterly Report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to: CBIZ’s ability to adequately manage its growth; CBIZ’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; changes in governmental regulation and tax laws affecting its operations; reversal or decline in the current trend of outsourcing business services; revenue seasonality or fluctuations in and collectibility of receivables; liability for errors and omissions of our businesses; regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry); and reliance on information processing systems and availability of software licenses. Consequently, no forward-looking statement can be guaranteed.
A more detailed description of risk factors may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2005. CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America, would affect the rate at which CBIZ could borrow funds under its credit facility. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points from the levels at March 31, 2006, interest expense would increase or decrease by approximately $0.6 million annually.

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
There were no changes in our Internal Controls that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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
Item 1A. Risk Factors
Factors that may affect CBIZ’s actual operating and financial results are described in “Item 1A. Risk Factors” of CBIZ’s Annual Report on 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On January 1, 2006, in connection with the acquisition of The TriMed Group, CBIZ paid cash and issued 161,385 shares of common stock in exchange for substantially all of the assets of the company.
On January 12, 2006, in connection with the acquisition of Valley Global Insurance Brokers, CBIZ paid cash and issued 12,032 shares of common stock in exchange for substantially all of the assets of the company.
CBIZ paid cash and issued 33,650 shares of common stock as contingent consideration earned by the former owners of a business that was acquired on January 1, 2005. The shares were issued on February 23, 2006.
CBIZ paid cash and issued 119,625 shares of common stock as contingent consideration earned by the former owners of a business that was acquired on January 1, 2005. The shares were issued on March 30, 2006.
CBIZ paid cash and issued 5,719 shares of common stock as contingent consideration earned by the former owner of a business that was acquired on January 1, 2004. The shares were issued on March 30, 2006.
The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued had access to full information about CBIZ and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
(c) On February 9, 2006, CBIZ’s Board of Directors authorized the share repurchase of up to 5.0 million shares of CBIZ common stock. The plan expires March 31, 2007, and CBIZ does not intend to terminate the plan prior to its expiration. There were no share repurchases made during the first quarter of 2006.
According to the terms of CBIZ’s credit facility with Bank of America, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company.
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

CBIZ, Inc. (Registrant)

Date: May 9, 2006	By:	/s/ Ware H. Grove

Ware H. Grove
Chief Financial Officer