Form 10-Q
period 2006-06-30
CBIZ, Inc.
filed 2006-08-09
CIK 944148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	July 31, 2006

Common Stock, par value $0.01 per share	68,530,706

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	JUNE 30,	DECEMBER 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,574	$8,909
Restricted cash	12,046	9,873
Accounts receivable, net	118,936	98,390
Notes receivable — current	1,229	6,042
Deferred income taxes — current	3,063	3,241
Other current assets	9,274	9,490
Assets of discontinued operations	839	8,696

Current assets before funds held for clients	158,961	144,641

Funds held for clients	56,576	65,669

Total current assets	215,537	210,310

Property and equipment, net	31,546	33,403
Notes receivable — non-current	2,834	3,575
Deferred income taxes — non-current	8,882	9,199
Goodwill and other intangible assets, net	207,634	184,462
Assets of deferred compensation plan	14,285	9,803
Other assets	7,173	3,832

Total assets	$487,891	$454,584

LIABILITIES
Current liabilities:
Accounts payable	$27,733	$26,427
Income taxes payable	3,691	1,115
Accrued personnel costs	29,812	35,920
Other current liabilities	20,269	18,332
Liabilities of discontinued operations	2,659	5,991

Current liabilities before client fund obligations	84,164	87,785

Client fund obligations	56,576	65,669

Total current liabilities	140,740	153,454

Convertible notes	100,000	—
Bank debt	—	32,200
Deferred compensation plan obligations	14,285	9,803
Other non-current liabilities	6,407	4,466

Total liabilities	261,432	199,923

STOCKHOLDERS’ EQUITY
Common stock	1,011	984
Additional paid-in capital	462,033	450,734
Accumulated deficit	(77,470)	(94,714)
Treasury stock	(159,073)	(102,317)
Accumulated other comprehensive loss	(42)	(26)

Total stockholders’ equity	226,459	254,661

Total liabilities and stockholders’ equity	$487,891	$454,584

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Revenue	$152,758	$139,688	$323,819	$294,844
Operating expenses	130,775	121,006	269,506	248,021

Gross margin	21,983	18,682	54,313	46,823

Corporate general and administrative expense	7,333	7,449	14,065	13,870
Depreciation and amortization expense	4,169	3,783	8,240	7,677

Operating income	10,481	7,450	32,008	25,276

Other income (expense):
Interest expense	(867)	(845)	(1,659)	(1,626)
Gain on sale of operations, net	7	—	7	—
Other income, net	522	757	1,811	1,145

Total other income (expense), net	(338)	(88)	159	(481)

Income from continuing operations before income tax expense	10,143	7,362	32,167	24,795

Income tax expense	4,174	2,694	12,962	9,919

Income from continuing operations	5,969	4,668	19,205	14,876

Loss from operations of discontinued operations, net of tax	(529)	(1,342)	(1,914)	(3,304)

Loss on disposal of discontinued operations, net of tax	(214)	—	(47)	(109)

Net income	$5,226	$3,326	$17,244	$11,463

Earnings per share:

Basic:
Continuing operations	$0.08	$0.06	$0.26	$0.20
Discontinued operations	(0.01)	(0.02)	(0.03)	(0.05)

Net income	$0.07	$0.04	$0.23	$0.15

Diluted:
Continuing operations	$0.08	$0.06	$0.25	$0.19
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.04)

Net income	$0.07	$0.04	$0.23	$0.15

Basic weighted average shares outstanding	73,185	75,175	74,012	75,455

Diluted weighted average shares outstanding	75,421	76,947	76,409	77,338

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
Cash flows from operating activities:
Net income	$17,244	$11,463

Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations of discontinued operations, net of tax	1,914	3,304
Loss on disposal of discontinued operations, net of tax	47	109
Gain on sale of operations, net	(7)	—
Bad debt expense, net of recoveries	1,658	2,563
Depreciation and amortization expense	8,240	7,677
Deferred income taxes	(347)	(1,714)
Stock-based compensation expense	1,654	98

Changes in assets and liabilities, net of acquisitions and dispositions:
Restricted cash	(2,055)	(693)
Accounts receivable, net	(19,511)	(16,149)
Other assets	(374)	(86)
Accounts payable	153	399
Income taxes	2,097	9,442
Accrued personnel costs	(6,281)	1,310
Other liabilities	1,508	548

Net cash provided by continuing operations	5,940	18,271
Operating cash flows provided by discontinued operations	182	1,719

Net cash provided by operating activities	6,122	19,990

Cash flows from investing activities:
Business acquisitions, net of cash acquired and contingent consideration earned	(18,918)	(8,713)
Acquisition of other intangible assets	(2,416)	—
Proceeds from sales of divested operations and client lists	7	—
Proceeds from sales of discontinued operations	7,303	—
Additions to property and equipment, net	(3,103)	(3,261)
Payments received on notes receivable	1,230	1,139
Investing cash flows used by discontinued operations	—	(107)

Net cash used in investing activities	(15,897)	(10,942)

Cash flows from financing activities:
Proceeds from convertible notes	100,000	—
Proceeds from bank debt	142,900	132,900
Proceeds from notes payable	—	98
Payment of bank debt	(175,100)	(136,550)
Payment of notes payable and capitalized leases	(338)	(450)
Debt issuance costs	(3,511)	(40)
Payment for acquisition of treasury stock	(56,757)	(7,577)
Proceeds from exercise of stock options	4,860	786
Excess tax benefit from exercise of stock options	2,386	—

Net cash provided by (used in) financing activities	14,440	(10,833)

Net increase (decrease) in cash and cash equivalents	4,665	(1,785)
Cash and cash equivalents at beginning of year	8,909	5,291

Cash and cash equivalents at end of period	$13,574	$3,506

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (CBIZ) as of June 30, 2006, and December 31, 2005, the results of their operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2005.

Organization

CBIZ is a diversified services company which, acting through its subsidiaries, provides professional business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and Toronto, Canada. During the first quarter of 2006, CBIZ realigned its operations into four client-centric practice groups: Financial Services, Employee Service, Medical Management Professionals, and National Practices. A further description of changes made during the first quarter of 2006, as well as products and services offered by each of the practice groups, is provided in Note 9.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Prior period financial statements and disclosures have been restated to reflect discontinued operations. In addition, for the six-month period ended June 30, 2006 CBIZ has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which were combined and reported as a single amount in the comparable period of 2005. Prior periods have been revised to conform to the current year presentation. There were no financing activities attributable to the operations of discontinued operations during the six months ended June 30, 2006 or 2005.

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

Financial Services — Revenue consists primarily of fees for accounting services, preparation of tax returns, consulting services including Sarbanes-Oxley consulting and compliance projects, and valuation services including fairness opinions, business plans, litigation support, purchase price allocations and derivative valuations. Revenues are recorded in the period in which services are provided and meet revenue recognition criteria in accordance with SAB 104. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

Through one of its Financial Services units, CBIZ provides flexible benefits administration services to clients, grants access of its proprietary software to third parties, and provides hosting services to these parties. Revenue associated with set up and license fees related to our flexible benefits services are deferred and recognized pro rata over the life of the contract.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
•	Technology Consulting — Revenue associated with hardware and software sales is recognized upon delivery and acceptance of the product. Revenue associated with installation is recognized as services are performed, and revenue associated with service agreements is recognized on a straight-line basis over the period of the agreement. Consulting revenue is recognized on an hourly or per diem fee basis as services are performed.

•	Health Care Consulting— CBIZ bills clients based upon a predetermined agreed-upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses, or as a percentage of savings after contingencies have been resolved and verified by a third party.

•	Mergers & Acquisitions and Capital Advisory — Revenue associated with non-refundable retainers is recognized on a pro rata basis over the life of the engagement. Revenue associated with success fee transactions is recognized when the transaction is completed.
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

Operating Expenses

Operating expenses represent costs of service and other costs incurred to operate our business units, and are primarily comprised of personnel and occupancy related expenses. Personnel costs include base compensation, commissions, payroll taxes, income or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include stock-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized, and therefore estimates are subject to change. Total personnel costs were $97.6 million and $87.7 million for the three months ended and $201.5 million and $181.4 million for the six months ended June 30, 2006 and 2005, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $9.5 million and $8.8 million for the three months ended and $18.9 million and $17.5 million for the six months ended June 30, 2006 and 2005, respectively.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
CBIZ utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during 2006 and 2005 were determined using the following weighted average assumptions:

	2006	2005
Weighted average grant-date fair value of options granted	$3.60	$1.65
Expected volatility (1)	48.31%	49.71%
Expected option life (years) (2)	4.25	5.00
Risk-free interest rate (3)	4.85%	3.90%
Expected dividend yield (4)	0.00%	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals. CBIZ believes that the future volatility of its stock price will not differ significantly from its history.

(2)	The expected option life assumption was determined by considering the vesting and contractual terms of the respective options.

(3)	The risk-free interest rate assumption was based upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.

(4)	The expected dividend yield assumption was determined in view of CBIZ’s historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.
CBIZ has granted various stock-based awards under its 1996 Employee Stock Option Plan and 2002 Stock Incentive Plan, which are described in further detail in our 2005 Annual Report on Form 10-K. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation cost recognized in the consolidated statements of operations for these awards during the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Stock options	$389	$—	$692	$—
Restricted stock awards	141	60	216	98
Restricted performance awards	560	—	746	—

Total stock-based compensation expense	$1,090	$60	$1,654	$98

At June 30, 2006, CBIZ had unrecognized compensation costs for non-vested stock awards as follows: $3.9 million for stock options; $1.6 million for restricted stock awards; and $3.4 million for restricted performance awards, to be recognized over weighted average periods of approximately 3.1 years, 3.3 years and 1.5 years, respectively.

Stock options granted prior to 2006 were generally subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. Stock options granted in 2006 are subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. Stock options expire six years from the date of grant, and are awarded with an exercise price equal to the market value of CBIZ’s common stock on the date of grant.

Restricted stock awards are independent of option grants, and are granted at no cost to the recipients. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock. Shares granted under the plan cannot be sold, pledged, transferred or

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
assigned during the vesting period (generally two to five years from the grant date), and awards are subject to forfeiture if employment terminates prior to the release of restrictions. Restricted stock awards are considered to be issued and outstanding shares of common stock from the date of grant. The market value of shares awarded is recorded against additional paid-in capital, and is expensed ratably over the period which the restrictions lapse.

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

Stock award activity during the six months ended June 30, 2006 was as follows (in thousands, except per share data):

	Stock		Restricted Stock		Restricted
	Options		Awards		Performance Awards
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per	of	Price Per
	Options	Share	Shares	Share	Shares	Share
Outstanding at beginning of year	6,803	$2.72	236	$3.91	—	$—
Granted	652	$8.08	160	$7.40	627	$6.54
Exercised	(2,179)	$2.23	—	$—	—	$—
Vested and released from restriction	—	—	(21)	$4.35	—	$—
Expired or canceled	(132)	$4.81	—	$—	—	$—

Outstanding at June 30, 2006	5,144	$3.55	375	$5.37	627	$6.54

Exercisable at June 30, 2006	3,310	$2.64

The table below provides information about stock options outstanding and exercisable at June 30, 2006 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number of	Contractual	Price Per	Number of	Price Per
Range of Exercise Price	Options	Life (Years)	Share	Options	Share
$5.00 - $8.08	652	5.8	$8.08	—	$8.08
$3.00 - $4.99	2,674	2.5	$3.61	1,612	$3.57
$1.52 - $2.99	1,818	1.2	$1.84	1,698	$1.76

Total	5,144	2.5	$3.55	3,310	$2.64

CBIZ had approximately 4.0 million shares available for future grant under the stock option plans at June 30, 2006.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table illustrates the effect on net income and earnings per share if CBIZ had applied the fair value recognition provisions of SFAS 123 during the three and six months ended June 30, 2005 (in thousands, except per share data):

	THREE MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2005	JUNE 30, 2005
Net income as reported	$3,326	$11,463

Add: Stock-based employee compensation expense included in net income	60	98

Fair value of stock-based compensation, net of tax (1)	(312)	(670)

Pro forma net income	$3,074	$10,891

Earnings per share:
Basic — as reported	$0.04	$0.15

Basic — pro forma	$0.04	$0.14

Diluted — as reported	$0.04	$0.15

Diluted — pro forma	$0.04	$0.14

(1)	A tax rate of 40.0% was applied to the fair value of options in determining pro forma net income for the three and six months ended June 30, 2005.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

2.	Accounts Receivable, Net

Accounts receivable balances at June 30, 2006 and December 31, 2005 were as follows (in thousands):

	2006	2005
Trade accounts receivable	$94,524	$83,122
Unbilled revenue	28,885	19,263
Other accounts receivable	1,358	1,717

Total accounts receivable	124,767	104,102
Allowance for doubtful accounts	(5,831)	(5,712)

Accounts receivable, net	$118,936	$98,390

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at June 30, 2006 and December 31, 2005 were as follows (in thousands):

	2006	2005
Goodwill	$172,082	$167,829
Intangibles:
Client lists	37,026	23,498
Intangible assets — other	7,540	1,493

Total intangibles	44,566	24,991

Total goodwill and other intangibles assets	216,648	192,820
Accumulated amortization	(9,014)	(8,358)

Goodwill and other intangible assets, net	$207,634	$184,462

Client lists are amortized over periods not exceeding ten years. Other intangibles, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years. Amortization expense for client lists and other intangible assets was approximately $1.2 million and $0.7 million for the three months ended and $2.2 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively.

During the first quarter of 2006, CBIZ acquired the trade name of a nationally recognized practice which complements our Financial Services practice group. The trade name is recorded as “intangible assets — other” and is being amortized over ten years. The use of the trade name is currently licensed to Mayer Hoffman McCann P.C. through January 1, 2016.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
4.	Borrowing Arrangements

Convertible Senior Subordinated Notes

On May 30, 2006, CBIZ sold and issued $100.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”). The Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. In connection with the issuance and sale of the Notes, CBIZ entered into an indenture (the “Indenture”) dated as of May 30, 2006, with U.S. Bank National Association as trustee.

The Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1 beginning December 1, 2006. During the period commencing on June 6, 2011, and each six-month period from June 1 to November 30 or from December 1 to May 31 thereafter, CBIZ will pay contingent interest during the applicable interest period if the average “trading price” (as defined in the Indenture ) of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period.

CBIZ received net proceeds from the sale of the Notes of approximately $97.0 million, after deducting discounts and estimated offering expenses of approximately $3.0 million. Net proceeds from the sale were used to repurchase 7.2 million shares of CBIZ common stock at a cost of approximately $56.8 million (through June 30, 2006) and to repay the outstanding balance under the $100.0 million unsecured credit facility (described in further detail below). Approximately $3.2 million in debt issuance costs related to the Notes have been recorded as other assets in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.

The terms of the Notes are governed by the Indenture. The Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted. CBIZ may redeem the Notes for cash, either in whole or in part, anytime after June 6, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the Notes will have the right to require CBIZ to repurchase for cash all or a portion of their Notes on June 1, 2011, June 1, 2016 and June 1, 2021, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including, the date of repurchase. The Notes are convertible into CBIZ common stock at a rate equal to 94.1035 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $10.63 per share), subject to adjustment as described in the Indenture. Upon conversion, CBIZ will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at CBIZ’s election, cash or shares of CBIZ common stock in respect of the remainder.

If CBIZ undergoes a “fundamental change” (as defined in the Indenture), holders of the Notes will have the right, subject to certain conditions, to require CBIZ to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

The carrying amount of convertible senior subordinated notes approximates fair value.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Bank Debt

Bank debt balances at June 30, 2006 and December 31, 2005 were as follows (in thousands, except percentages):

	2006	2005
Revolving credit facility	$—	$32,200

Weighted average rates (1)	6.27%	5.39%

Range of effective rates (1)	5.41% - 8.25%	3.94% -7.25%

(1)	Rates are provided for the six months ended June 30, 2006, and the twelve months ended December 31, 2005, respectively.
CBIZ maintains a $100.0 million unsecured credit facility (facility) with Bank of America as agent bank for a group of five participating banks. The facility has a five year term expiring February 2011, and an option to increase the commitment to $150.0 million. The facility was amended in May 2006, principally to permit CBIZ to issue up to $100.0 million of convertible senior subordinated notes as described above. The amendment did not materially impact any other terms or conditions of the credit facility. Management believes that the carrying amount of bank debt approximates its fair value, and CBIZ had approximately $88.1 million of available funds under the facility at June 30, 2006.

The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. Under the facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin. Additionally, a commitment fee of 22.5 to 47.5 basis points is charged on the unused portion of the facility.

The facility is subject to certain financial covenants that may limit CBIZ’s ability to borrow up to the total commitment amount. Covenants require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. The facility also places restrictions on CBIZ’s ability to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. According to the terms of the facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. The facility contains a provision that, in the event of a defined change in control, the facility may be terminated.

There are no limitations on CBIZ’s ability to acquire businesses or repurchase CBIZ common stock provided that the leverage ratio (total debt compared to EBITDA as defined by the facility) is less than 2.0.

5.	Commitments and Contingencies

Acquisitions

The purchase price that CBIZ pays for businesses and client lists generally consist of two components: an up-front non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists actual future performance. Non-contingent purchase price is recorded at the date of acquisition and contingent purchase price is recorded as it is earned. Acquisitions are further discussed in Note 7.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.0 million as of June 30, 2006 and December 31, 2005. In addition, CBIZ provides bonds to various state agencies to meet certain licensing requirements. The amount of bonds outstanding at June 30, 2006 and December 31, 2005 was $1.5 million and $1.2 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $0.8 million and $2.4 million as of June 30, 2006 and December 31, 2005, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

Indemnifications

CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2006, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the three and six months ended June 30, 2006 and 2005, payments regarding such contracts and arrangements were not material.

Legal Proceedings

CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 (in thousands, except per share data).

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Numerator:
Net income	$5,226	$3,326	17,244	$11,463

Denominator:
Basic
Weighted average common shares	73,185	75,175	74,012	75,455

Diluted
Options(1)	1,957	1,734	2,133	1,845
Restricted stock awards	115	36	100	36
Contingent shares (2)	164	2	164	2

Total diluted weighted average common shares (3)	75,421	76,947	76,409	77,338

Basic net income per share	$0.07	$0.04	$0.23	$0.15

Diluted net income per share	$0.07	$0.04	$0.23	$0.15

(1)	A total of 0.7 million options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2006 and a total of 0.6 million options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2005, as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

(3)	As described in Note 4, the convertible senior subordinated notes (“Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $10.63 per share of common stock. As of June 30, 2006, the Company’s market price per share had not exceeded the conversion price of the Notes. Under the net share settlement method there were no potential shares issuable under the Notes that were considered dilutive.
7.	Acquisitions

During the six months ended June 30, 2006, CBIZ acquired a medical billing services company based in Flint, Michigan which was merged into the Medical Management Professionals practice group. Additionally, CBIZ acquired a property and casualty insurance broker located in San Jose, California, an insurance business offering property and casualty, commercial bonds and employee benefits with offices in St. Joseph and Kansas City Missouri, and two client lists which complement the Employee Services practice group. Aggregate consideration for these acquisitions consisted of approximately $13.5 million in cash (net of cash acquired) and 232,400 shares of restricted common stock (valued at approximately $1.5 million) paid at closing, and up to an additional $9.6 million (payable in cash and stock) which is contingent upon the future financial performance of the acquired businesses and client lists. In addition, CBIZ paid approximately $5.4 million in cash and issued approximately 159,000 shares of common stock during the six months ended June 30, 2006, as contingent proceeds and towards notes payable for previous acquisitions.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
During the six months ended June 30, 2005, CBIZ acquired three business operations consisting of: a registered investment firm in Cleveland, Ohio which complements the Employee Services practice; and an accounting and consulting practice in San Diego, California and a valuation business in Milwaukee, Wisconsin which are reported as part of the Financial Services practice group. In addition, CBIZ acquired the client list of an accounting and consulting practice in Philadelphia, Pennsylvania, which is reported as part of the Financial Services practice group. Aggregate consideration for the acquisitions consisted of approximately $6.6 million cash, $0.4 million in notes and approximately 45,000 shares of restricted common stock (valued at approximately $0.2 million) paid at closing, and up to an additional $12.8 million (payable in cash and stock) which is contingent upon the future financial performance of the acquired businesses and client lists. In addition, CBIZ paid approximately $2.1 million in cash and issued approximately 6,000 shares of common stock during the six months ended June 30, 2005, as contingent proceeds and towards notes payable for previous acquisitions.

The operating results of these businesses have been included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) was allocated to goodwill. Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the six months ended June 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Goodwill	$4,253	$1,838

Client lists	$15,067	$5,020

Other intangible assets	$412	$554

8.	Discontinued Operations and Divestitures

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

During the second quarter of 2006, CBIZ sold an operation from the Financial Services practice group which was classified as available for sale at March 31, 2006. During the first quarter of 2006, the unit was written down to its fair value, resulting in a pre-tax loss of approximately $0.2 million. CBIZ also sold certain property tax operations from a business unit in the National Practices group during the second quarter of 2006. The business was classified as a discontinued operation in 2005, and the sale resulted in a pre-tax loss of approximately $0.5 million. These losses are recorded as “loss on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Aggregate proceeds from these sales consisted of approximately $1.7 million cash and $0.2 million in notes.

During 2005, CBIZ closed an operation from the Financial Services practice group, sold an operation from the Employee Services practice group, and committed to the divestiture of a business unit in the National Practices group. These operations qualified for treatment as discontinued operations and are classified as such in the accompanying consolidated financial statements. The Employee Services operation was sold during the third quarter of 2005, for proceeds that included contingent payments which are determined based upon the divested operation’s actual future performance. Contingent proceeds are recorded as they are earned, and are included in “loss on disposal of discontinued operations, net of tax” in the accompanying consolidated statements of operations. Contingent proceeds totaled approximately $0.2 million and $1.2 million (pre-tax) during the three and six months ended June 30, 2006, respectively,

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
and during the second quarter of 2006 CBIZ received a payment of $5.6 million for contingent proceeds earned through March 31, 2006.
In addition to the businesses previously discussed, CBIZ sold two client lists from the Employee Services practice group during the second quarter of 2006. The client lists were sold for notes totaling approximately $0.1 million. Gain on the sale of the client lists was deferred, and the deferred gain is recorded as “other non-current liabilities” in the accompanying consolidated balance sheets. Sale of the client lists did not qualify for treatment as discontinued operations, and as such the gain will be recorded in continuing operations as “gain on sale of operations, net” as cash payments are received.

CBIZ may earn additional proceeds on the sale of certain client lists (sold in previous years), which are contingent upon future revenue generated by the client lists. CBIZ records these proceeds as other income when they are earned.

For those businesses that qualified for treatment as discontinued operations, the assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and loss from operations of discontinued operations for the three and six months ended June 30, 2006 and 2005, were as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Revenue	$764	$2,795	$849	$5,295

Loss from operations of discontinued operations, before income tax benefit	$(840)	$(2,067)	$(3,038)	$(5,081)
Income tax benefit	311	725	1,124	1,777

Loss from operations of discontinued operations, net of tax	$(529)	$(1,342)	$(1,914)	$(3,304)

Gain (loss) on the disposal of discontinued operations for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006(1)	2005	2006(1)	2005
Gain (loss) on disposal of discontinued operations, before income tax expense (benefit)	$(340)	$—	$432	$(167)
Income tax expense (benefit)	(126)	—	479	(58)

Loss on disposal of discontinued operations, net of tax	$(214)	$—	$(47)	$(109)

(1)	Includes contingent proceeds (pre-tax) in the amount of $0.2 million for the three months and $1.2 million for the six months ended June 30, 2006, respectively, for the Employee Services operation that was sold in the third quarter of 2005.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At June 30, 2006 and December 31, 2005, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2006	2005
Assets:
Accounts receivable, net	$650	$2,113
Due from others	30	1,513
Funds held for clients	136	3,392
Property and equipment, net	—	498
Goodwill and other intangible assets, net	—	1,073
Other assets	23	107

Assets of discontinued operations	$839	$8,696

Liabilities:
Accounts payable	$175	$326
Accrued personnel costs	35	86
Client fund obligations	136	3,392
Other liabilities	2,291	2,117
Deferred income taxes	22	70

Liabilities of discontinued operations	$2,659	$5,991

9. Segment Disclosures
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Prior period financial statements have been restated to reflect these changes in segment reporting. Although financial results for the individual practice groups have changed, there was no impact to CBIZ’s consolidated financial statements as a result of these restatements. A detailed description of services offered by each of the practice groups are provided in the paragraphs below.
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
Corporate and Other. Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of stock-based and incentive compensation, and infrastructure costs (as described below).
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Segment information for the three and six-month periods ended June 30, 2006 and 2005 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2006
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$67,098	$41,617	$30,046	$13,997	$—	$152,758
Operating expenses	58,408	32,866	24,137	11,251	4,113	130,775

Gross margin	8,690	8,751	5,909	2,746	(4,113)	21,983

Corporate general & admin	—	—	—	—	7,333	7,333
Depreciation & amortization	1,024	923	796	64	1,362	4,169

Operating income (loss)	7,666	7,828	5,113	2,682	(12,808)	10,481

Other income (expense):
Interest expense	(24)	(1)	—	—	(842)	(867)
Gain on sale of ops, net	—	—	—	—	7	7
Other income (expense), net	92	693	21	2	(286)	522

Total other income (expense)	68	692	21	2	(1,121)	(338)

Income (loss) from continuing operations before income tax expense	$7,734	$8,520	$5,134	$2,684	$(13,929)	$10,143

	THREE MONTHS ENDED JUNE 30, 2005
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$63,131	$38,496	$24,281	$13,780	$—	$139,688
Operating expenses	55,275	30,450	19,691	11,647	3,943	121,006

Gross margin	7,856	8,046	4,590	2,133	(3,943)	18,682

Corporate general & admin	—	—	—	—	7,449	7,449
Depreciation & amortization	913	788	703	71	1,308	3,783

Operating income (loss)	6,943	7,258	3,887	2,062	(12,700)	7,450

Other income (expense):
Interest expense	(26)	(1)	—	—	(818)	(845)
Other income, net	49	31	36	18	623	757

Total other income (expense)	23	30	36	18	(195)	(88)

Income (loss) from continuing operations before income tax expense	$6,966	$7,288	$3,923	$2,080	$(12,895)	$7,362

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	SIX MONTHS ENDED JUNE 30, 2006
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$156,546	$83,568	$58,268	$25,437	$—	$323,819
Operating expenses	122,261	66,376	48,821	21,975	10,073	269,506

Gross margin	34,285	17,192	9,447	3,462	(10,073)	54,313

Corporate general & admin	—	—	—	—	14,065	14,065
Depreciation & amortization	2,059	1,703	1,645	126	2,707	8,240

Operating income (loss)	32,226	15,489	7,802	3,336	(26,845)	32,008
Other income (expense):
Interest expense	(50)	(2)	—	—	(1,607)	(1,659)
Gain on sale of ops, net	—	—	—	—	7	7
Other income, net	142	948	12	17	692	1,811

Total other income (expense)	92	946	12	17	(908)	159

Income (loss) from continuing operations before income tax expense	$32,318	$16,435	$7,814	$3,353	$(27,753)	$32,167

	SIX MONTHS ENDED JUNE 30, 2005
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$146,953	$76,324	$47,455	$24,112	$—	$294,844
Operating expenses	114,778	61,881	39,319	21,875	10,168	248,021

Gross margin	32,175	14,443	8,136	2,237	(10,168)	46,823

Corporate general & admin	—	—	—	—	13,870	13,870
Depreciation & amortization	1,863	1,608	1,411	174	2,621	7,677

Operating income (loss)	30,312	12,835	6,725	2,063	(26,659)	25,276
Other income (expense):
Interest expense	(54)	(2)	—	—	(1,570)	(1,626)
Other income, net	153	204	35	41	712	1,145

Total other income (expense)	99	202	35	41	(858)	(481)

Income (loss) from continuing operations before income tax expense	$30,411	$13,037	$6,760	$2,104	$(27,517)	$24,795

10.	Subsequent Events

Effective August 4, 2006, CBIZ transferred the listing of its common stock to the New York Stock Exchange under the new symbol “CBZ”.

CBIZ repurchased approximately 0.8 million shares of its common stock at a cost of approximately $5.9 million during the period July 1 through July 31, 2006. The majority of these shares were repurchased pursuant to a Rule 10b5-1 trading plan, which allowed CBIZ to repurchase shares during a period when regulatory restrictions would normally have precluded CBIZ from being active in the trading market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at June 30, 2006 and December 31, 2005, results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, with our Annual Report on Form 10-K for the year ended December 31, 2005, with subsequent reclassifications made thereto as filed on our Current Report on Form 8-K dated May 22, 2006 (collectively referred to as “Annual Report”).
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
CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that are complementary in building out our service offerings in our target markets. During the six months ended June 30, 2006, CBIZ acquired three businesses. The TriMed Group, which is reported with our Medical Management Professionals group, is based in Flint, Michigan and provides medical billing services and in-house computer systems primarily to hospital-based physician practices in Michigan, Ohio and Indiana. Valley Global Insurance Brokers, and Burnham Colman Kaelin and Walker Insurance Agency (BCKW) are reported with our Employee Services practice group. Valley Global Insurance Brokers is a property and casualty insurance broker located in San Jose, California and BCKW is an insurance agency offering property and casualty, commercial bonds and employee benefits with offices in St. Joseph and Kansas City, Missouri.
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
CBIZ continually evaluates its business operations, and may from time to time sell or close operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. During the second quarter of 2006, CBIZ sold two business operations which were classified as discontinued operations. Sales completed during the second quarter of 2006 consisted of an accounting and tax practice that was previously reported as part of the Financial Services practice group, and an operation offering property tax services that was previously reported as part of the National Practices group.

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
CBIZ believes that repurchasing shares of its common stock is a use of cash that provides value to stockholders, and accordingly the Board of Directors approved plans allowing CBIZ to repurchase up to 15.0 million shares of its common stock through March 31, 2007. Pursuant to the repurchase plans, CBIZ purchased 7.2 million shares of its common stock at a total cost of $56.8 million during the six months ended June 30, 2006. Proceeds received from the convertible senior subordinated notes (discussed below) were used to fund the repurchases.
Effective February 13, 2006, CBIZ entered into a new $100.0 million unsecured credit facility, with an option to increase the commitment to $150.0 million. The credit facility is maintained by Bank of America, N.A. as agent bank for a group of five participating banks and has a five year term expiring February 2011. The credit facility was amended in May 2006, principally to permit CBIZ to issue up to $100.0 million convertible senior subordinated notes (discussed below). The amendment did not materially change any of the other terms or conditions of the credit facility.
On May 30, 2006, CBIZ completed a $100.0 million offering of convertible senior subordinated notes (Notes) due in 2026. Net proceeds from the sale of the Notes were used to repurchase approximately 7.2 million shares of CBIZ common stock at a cost of $56.8 million (through June 30, 2006) and to repay the outstanding balance under the $100.0 million unsecured credit facility. Surplus funds of approximately $14 million at June 30, 2006 were invested in short-term money market instruments.
On May 22, 2006, CBIZ filed a Current Report on Form 8-K to update historical financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Financial statements were updated for the presentation of a business unit as a discontinued operation, to reflect the change in our reporting segments (discussed below), and to reflect certain other reclassifications. Under requirements of the Securities and Exchange Commission (SEC), the same classification as discontinued operations required by SFAS No. 144 is also required for previously issued financial statements included in Form 10-K, if those financial statements are incorporated by reference in filings with the SEC made under the Securities Act of 1933 even though those financial statements relate to periods prior to the business operation being classified as a discontinued operation.
Effective August 4, 2006 CBIZ transferred the listing of its common stock to the New York Stock Exchange (NYSE) under the new symbol “CBZ.” CBIZ believes that being accepted by this well known and highly regarded stock exchange represents recognition of our growth, stability, market position and business conduct, and expects that being traded on the NYSE will improve our market liquidity, assist in recruiting and acquisitions, and will be recognized by our clients.
Business Services
Operating Practice Groups
During the first quarter of 2006, CBIZ realigned its operations into four client-centric practice groups, and changed the names of those practice groups to encompass the comprehensive range of services offered by each of the respective groups. Changes made to CBIZ’s practice groups during the first quarter of 2006 were as follows:
•	Financial Services: The Financial Services group was formerly referred to as “Accounting, Tax and Advisory Services”. In addition, CBIZ Valuation Group was transferred from National Practices into Financial Services during the first quarter of 2006.

•	Employee Services: The Employee Services practice group was formerly referred to as “Benefits and Insurance Services”. In addition, CBIZ Payroll Services was transferred from National Practices into Employee Services during the first quarter of 2006.

•	Medical Management Professionals: Medical Management Professionals (CBIZ MMP) is an individual practice group. Historically, CBIZ MMP was reported and managed within National Practices.

•	National Practices: The National Practices group is primarily comprised of business units offering technology services to clients, as well as other units whose individual size do not meet quantitative thresholds as provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. During the first quarter of 2006, CBIZ Valuation Group and CBIZ Payroll Services were transferred out of National Practices into Financial Services and Employee Services, respectively.
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
Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and amounted to approximately $20.7 million, and $18.1 million for the three months ended and $40.7 million and $36.7 million for the six months ended June 30, 2006 and 2005, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis. The ASAs typically have terms ranging up to ten years, and are renewable upon agreement by both parties. In January 2006, the ASA between CBIZ and Mayer Hoffman McCann P.C., the largest firm associated with CBIZ, was extended for an additional eighteen years, with certain rights of extension and termination.
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
Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements qualify as variable interest entities under FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, as amended. See further discussion in Note 1 of the consolidated financial statements included herewith.
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
CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of our performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received during the six months ended June 30, 2006 and 2005 was less than 2.5% of consolidated CBIZ revenue for the respective periods.
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
Results of Operations – Continuing Operations
CBIZ delivers products and services through four practice groups. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on June 1, 2005, revenue for the month of June would be included in same-unit revenue for second quarter of both years; revenue for the period January 1, 2006 through May 31, 2006 would be reported as revenue from acquired businesses.

Three months ended June 30, 2006 and 2005
Revenue
The following table summarizes total revenue for the three months ended June 30, 2006 and 2005 (in thousands, except percentages).

	THREE MONTHS ENDED JUNE 30,
		% of		% of	$	%
	2006	Total	2005	Total	Change	Change
Same-unit revenue
Financial Services	$67,098	43.9%	$63,131	45.2%	$3,967	6.3%
Employee Services	40,004	26.2%	38,496	27.5%	1,508	3.9%
CBIZ MMP	26,537	17.4%	24,281	17.4%	2,256	9.3%
National Practices	13,997	9.1%	13,780	9.9%	217	1.6%

Total same-unit revenue	147,636	96.6%	139,688	100.0%	7,948	5.7%

Acquired businesses	5,122	3.4%	—		5,122

Total revenue	$152,758		$139,688		$13,070	9.4%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Operating Expenses
Operating expenses increased to $130.8 million for the three months ended June 30, 2006, from $121.0 million for the comparable period in 2005, an increase of $9.8 million or 8.1%. As a percent of revenue, operating expenses were 85.6% and 86.6% for the three months ended June 30, 2006 and 2005, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 81.9% and 79.7% of total operating expenses and 70.2% and 69.0% of revenue for the three months ended June 30, 2006 and 2005, respectively. As a percent of revenue, gross margin improved to 14.4% from 13.4% for the three months ended June 30, 2006 and 2005, respectively. As the majority of our operating costs are relatively fixed in the short term, gross margin as a percentage of revenue generally improves with revenue growth. Gross margin improvement for the three months ended June 30, 2006 over the comparable period of 2005 was partially offset by an increase in personnel costs related to share-based payment arrangements. A more comprehensive analysis of operating expenses and their impact on gross margin is discussed by operating practice group below.
Corporate general and administrative expenses decreased to $7.3 million and 4.8% of revenue for the three months ended June 30, 2006, from $7.4 million and 5.3% of revenue for the comparable period in 2005. The decrease in corporate general and administrative expenses was primarily attributable to legal fees and settlements incurred during the second quarter of 2005 which did not recur in the same magnitude during the second quarter of 2006. The decrease in legal fees and settlements was partially offset by an increase in compensation costs related to share-based payment arrangements.
Depreciation and amortization expense was $4.2 million and 2.7% of revenue for the three months ended June 30, 2006, compared to $3.8 million and 2.8% of revenue for the comparable period in 2005. The increase in depreciation and amortization expense was primarily due to an increase in the amortization of intangible assets as the result of businesses and client lists that were acquired after June 30, 2005. The increase in amortization was partially offset by a decrease in depreciation expense, primarily attributable to CBIZ continuing to shift away from purchasing computer-related equipment and furniture to leasing such items.
Interest expense was $0.9 million and $0.8 million for the three-month periods ended June 30, 2006 and 2005, respectively. Average debt was $75.2 million for the three months ended June 30, 2006, compared to $58.0 million for the comparable period in 2005, and average interest rates were 4.8% and 5.4% during the three months ended June 30, 2006 and 2005, respectively. Higher average debt in the second quarter of 2006 compared to the second quarter of 2005, was primarily the result of CBIZ completing a $100.0 million offering of convertible senior subordinated notes (“Notes”) on May 30, 2006. Proceeds from the offering were used to pay-off the debt balance under the $100.0 million unsecured credit facility and to repurchase CBIZ common stock, with approximately $14 million in surplus funds invested in short-term money market instruments at June 30, 2006. Lower average interest rates were also a result of the Notes, which carry a fixed interest rate of 3.125%.

Other income, net was $0.5 million for the three months ended June 30, 2006, and $0.8 million for the comparable period in 2005, a decrease of $0.3 million. Other income (expense), net is comprised primarily of adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation plan are offset by adjustments to compensation costs which are recorded as operating or corporate general and administrative expenses in the consolidated statements of operations, and thus do not have an impact on CBIZ’s net income. The decrease in other income during the second quarter of 2006 from the comparable period in 2005 was primarily the result of a decrease in the fair value of investments related to the deferred compensation plan and lower contingent royalties received from previous divestitures, offset by proceeds received on a life insurance policy.
CBIZ recorded income tax expense from continuing operations of $4.2 million and $2.7 million for the three months ended June 30, 2006 and 2005, respectively. The effective tax rate for the three months ended June 30, 2006 was 41.2%, compared to an effective rate of 36.6% for the comparable period in 2005. The increase in the effective tax rate for the second quarter of 2006 verses the comparable period in 2005, was primarily the result of state tax law changes that became effective during the second quarter 2006.
Operating Practice Groups
Financial Services.

	THREE MONTHS ENDED JUNE 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$67,098	$63,131	$3,967
Acquired businesses	—	—	—

Total revenue	$67,098	$63,131	$3,967

Operating expenses	58,408	55,275	3,133

Gross margin	$8,690	$7,856	$834

Gross margin percent	13.0%	12.4%	0.6%
Same-unit revenue for the three months ended June 30, 2006 increased by $4.0 million or 6.3% from the three months ended June 30, 2005. The growth in same-unit revenue was primarily due to an increase in the aggregate number of hours charged to clients for consulting, valuation and litigation support services, and price increases for traditional accounting and tax services.
The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs and professional service fees paid to third parties, representing 87.6% and 85.8% of total operating expenses for the three months ended June 30, 2006 and 2005, respectively. Personnel costs increased $3.6 million to 68.8% of revenue for the three months ended June 30, 2006 from 67.5% of revenue for the comparable period in 2005. The increase in personnel costs was primarily due to additional salary costs incurred for new employees, annual merit increases, and an increase in benefit costs. CBIZ continues to add personnel in the Financial Services practice group in order to accommodate revenue growth. Occupancy costs are relatively fixed in nature but increased $0.2 million for the three months ended June 30, 2006 from the comparable period in 2005, primarily due to additional space required in certain facilities to accommodate growth. Professional service fees paid to third parties decreased $0.1 million to 0.9% of revenue for the three months ended June 30, 2006 from 1.1% for the comparable period in 2005. Professional service fees paid to third parties are primarily the result of our utilization of third-party professionals to provide certain accounting services to our clients.
Gross margin as a percent of revenue increased by 0.6% for the three months ended June 30, 2006 from the comparable period in 2005, primarily due to leveraging the increase in revenues with the increases in personnel costs, occupancy costs and professional service fees.

Employee Services

	THREE MONTHS ENDED JUNE 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$40,004	$38,496	$1,508
Acquired businesses	1,613	—	1,613

Total revenue	$41,617	$38,496	$3,121

Operating expenses	32,866	30,450	2,416

Gross margin	$8,751	$8,046	$705

Gross margin percent	21.0%	20.9%	0.1%
Same-unit revenue for the three months ended June 30, 2006 increased by $1.5 million or 3.9% from the three months ended June 30, 2005. The increase in same-unit revenue was primarily attributable to growth in our payroll services and human capital advisory businesses. The growth in revenue from acquired businesses was provided by a property and casualty business in San Jose, California which was acquired during the first quarter of 2006, and a property and casualty business with offices in St. Joseph and Kansas City, Missouri, which was acquired during the second quarter of 2006.
The largest components of operating expenses for the Employee Services practice group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 86.8% and 87.2% of total operating expenses for the three months ended June 30, 2006 and 2005, respectively. Personnel costs increased $2.5 million, and increased as a percentage of revenue to 59.1% for the second quarter of 2006 from 57.4% for the comparable period in 2005. Acquired businesses contributed $1.0 million of the increase in personnel costs; the remainder of the increase was primarily the result of the growth in revenue, as the sales force is typically compensated on a variable basis. Commissions paid to third party brokers decreased as a percentage of revenue to 3.6% for the three months ended June 30, 2006 from 5.9% for the three months ended June 30, 2005, due to the termination of relationships with certain brokers and a decline in revenue at a specialty life insurance business. Occupancy costs increased $0.3 million, and were 5.9% and 5.7% of revenue for the second quarters of 2006 and 2005, respectively. The increase in occupancy costs was primarily due to new facilities and the acquired businesses previously discussed.
Gross margin as a percent of revenue increased by 0.1% for the three months ended June 30, 2006 from the comparable period in 2005, primarily due to the growth in revenue.
CBIZ Medical Management Professionals (CBIZ MMP).

	THREE MONTHS ENDED JUNE 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$26,537	$24,281	$2,256
Acquired businesses	3,509	—	3,509

Total revenue	$30,046	$24,281	$5,765

Operating expenses	24,137	19,691	4,446

Gross margin	$5,909	$4,590	$1,319

Gross margin percent	19.7%	18.9%	0.8%
Same-unit revenue increased by $2.3 million or 9.3% for the three months ended June 30, 2006 from the three months ended June 30, 2005. Growth was attributable to new clients obtained in 2006, the maturation of clients obtained in 2005, and growth in revenue from existing clients. The growth in revenue from acquired businesses was provided by a medical billing business based in Flint, Michigan which was acquired during the first quarter of 2006.

The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 89.4% and 87.9% of total operating expenses for the three months ended June 30, 2006 and 2005, respectively. Personnel costs increased by $2.9 million but decreased as a percentage of revenue to 55.7% for the three months ended June 30, 2006, from 57.0% of revenue for the comparable period in 2005. Acquired businesses contributed $1.6 million of the increase in personnel costs; the remainder of the increase was due to an increase in the number of client service staff employed by CBIZ MMP during 2006 compared to 2005, as required to support the growth in revenue. The decrease in personnel costs as a percent of revenue was the result of leveraging existing staff and productivity improvements during the second quarter of 2006. Occupancy costs increased $0.3 million, and decreased as a percentage of revenue to 6.6% from 6.9% for the three months ended June 30, 2006 and 2005, respectively. The increase in occupancy costs was primarily due to additional space required and expenses incurred to accommodate overall growth of the unit. Office expenses for the three months ended June 30, 2006 increased $1.1 million to 9.5% of revenue from 7.3% of revenue for the comparable period in 2005, primarily due to the medical billing business that was acquired during the first quarter of 2006. In addition to medical billing services, the acquired business provides statement printing and mailing services to their clients, and thus incurs higher postage costs as a percentage of revenue than the typical CBIZ MMP billing office.
Gross margin as a percentage of revenue increased 0.8% for the three months ended June 30, 2006 from the comparable period in 2005, and was related to the growth in same-unit revenue.
National Practices.

	THREE MONTHS ENDED JUNE 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$13,997	$13,780	$217
Acquired businesses	—	—	—

Total revenue	$13,997	$13,780	$217

Operating expenses	11,251	11,647	(396)

Gross margin	$2,746	$2,133	$613

Gross margin percent	19.6%	15.5%	4.1%
Same-unit revenue increased $0.2 million or 1.6% for the three months ended June 30, 2006 from the comparable period in 2005, attributable primarily to our mergers and acquisitions business completing two large transactions during the quarter which offset slight declines in the health care consulting and government relations businesses. The technology businesses had minimal net growth for the quarter as new service revenue growth was offset by a decrease in product sales.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 92.3% and 88.7% of total operating expenses for the three months ended June 30, 2006 and 2005, respectively. Personnel costs increased by $0.3 million to 56.3% of revenue for the three months ended June 30, 2006, from 54.9% for the three months ended June 30, 2005. The increase in personnel costs was primarily due to commissions for closing the two mergers and acquisitions transactions previously discussed. Direct costs (which consist primarily of product costs associated with hardware sales in the technology businesses) decreased $0.2 million to 15.3% of revenue for the three months ended June 30, 2006, from 17.2% of revenue for the three months ended June 30, 2005 as a result of lower product sales during the quarter from the comparable period in 2005. Occupancy costs are relatively fixed in nature and were approximately $0.4 million for the three months ended June 30, 2006 and 2005.
Gross margin as a percentage of revenue increased 4.1% for the three months ended June 30, 2006 from the comparable period in 2005. The improvement in gross margin was primarily a result of the two mergers and acquisitions transactions that closed during the second quarter of 2006.

Six months ended June 30, 2006 and 2005
Revenue
The following table summarizes total revenue for the six months ended June 30, 2006 and 2005 (in thousands, except percentages).

	SIX MONTHS ENDED JUNE 30,
		% of		% of	$	%
	2006	Total	2005	Total	Change	Change
Same-unit revenue
Financial Services	$156,288	48.3%	$146,953	49.8%	$9,335	6.4%
Employee Services	81,510	25.1%	76,324	25.9%	5,186	6.8%
CBIZ MMP	51,757	16.0%	47,455	16.1%	4,302	9.1%
National Practices	25,437	7.9%	24,112	8.2%	1,325	5.5%

Total same-unit revenue	314,992	97.3%	294,844	100.0%	20,148	6.8%

Acquired businesses	8,827	2.7%	—		8,827

Total revenue	$323,819		$294,844		$28,975	9.8%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Operating Expenses
Operating expenses increased to $269.5 million for the six months ended June 30, 2006, from $248.0 million for the comparable period in 2005, an increase of $21.5 million or 8.7%. As a percent of revenue, operating expenses were 83.2% and 84.1% for the six months ended June 30, 2006 and 2005, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 81.8% and 80.2% of total operating expenses and 68.1% and 67.4% of revenue for the six months ended June 30, 2006 and 2005, respectively. As a percent of revenue, gross margin improved to 16.8% from 15.9% for the six months ended June 30, 2006 and 2005, respectively. As the majority of our operating costs are relatively fixed in the short term, gross margin as a percentage of revenue generally improves with revenue growth. Gross margin improvement for the six months ended June 30, 2006 over the comparable period of 2005 was partially offset by an increase in personnel costs related to share-based payment arrangements. A more comprehensive analysis of operating expenses and their impact on gross margin is discussed by operating practice group below.
Corporate general and administrative expenses increased to $14.1 million for the six months ended June 30, 2006, from $13.9 million for the comparable period in 2005. As a percentage of revenue, corporate general and administrative expenses decreased to 4.3% from 4.7% for the six months ended June 30, 2006 and 2005, respectively. The increase in corporate general and administrative expenses was primarily attributable to compensation and benefits, including compensation expense related to share-based payment arrangements and expenses related to our incentive compensation plan which are estimated and accrued on a monthly basis. The final determination of incentive compensation is not made until after year-end results are finalized, therefore the estimates are subject to change. The incentive compensation plan is further discussed under “Incentive Compensation” below. The increase in compensation and benefits during the first six months of 2006 was partially offset by a decrease in legal fees. Legal fees incurred during the six months ended June 30, 2005, included $1.1 million in expenses related to the settlement of a litigation matter; fees of that magnitude did not recur during the six months ended June 30, 2006.
Depreciation and amortization expense was $8.2 million and 2.6% of revenue for the six months ended June 30, 2006, compared to $7.7 million and 2.6% of revenue for the comparable period in 2005. The increase in depreciation and amortization expense was primarily due to an increase in the amortization of intangible assets as the result of businesses and client lists that were acquired after June 30, 2005. The increase in amortization was partially offset by a decrease in depreciation expense, primarily attributable to CBIZ continuing to shift away from purchasing computer-related equipment and furniture to leasing such items.
Interest expense was $1.7 million and $1.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. Average debt was $61.7 million for the six months ended June 30, 2006, compared to $59.4 million for the comparable period in 2005, and average interest rates were 5.4% and 5.0% during the six months ended June 30, 2006 and 2005, respectively. Higher average debt during the six months ended June 30, 2006 verses the comparable period in 2005, was primarily the result of CBIZ completing a $100.0 million offering of convertible senior subordinated notes (“Notes”) on May 30, 2006. Proceeds from the offering were used to pay-off the debt balance under the $100.0 million unsecured credit facility and to repurchase CBIZ common stock, with approximately $14 million in surplus funds invested in short-term money market instruments at June 30, 2006. CBIZ expects the average interest rate for the remainder of 2006 to decrease, as the Notes carry a fixed interest rate of 3.125%.
Other income, net was $1.8 million for the six months ended June 30, 2006, and $1.1 million for the comparable period in 2005, an increase of $0.7 million. Other income (expense), net is comprised primarily of adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation plan are offset by adjustments to compensation costs which are recorded as operating or corporate general and administrative expenses in the consolidated statements of operations, and thus do not have on impact an CBIZ’s net income. The increase in other income during the six months ended June 30, 2006 from the comparable period in 2005 was primarily the result of an increase in the fair value of investments related to the deferred compensation plan and proceeds received on a life insurance policy, offset by lower contingent royalties received from previous divestitures.
CBIZ recorded income tax expense from continuing operations of $13.0 million and $9.9 million for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate for the six months ended June 30, 2006 was 40.3%, compared to an effective rate of 40.0% for the comparable period in 2005. The increase in the effective tax rate for the six months ended June 30, 2006 from the comparable period in 2005, was primarily the result of state tax law changes that became effective during the second quarter 2006.
Operating Practice Groups
Financial Services.

	SIX MONTHS ENDED JUNE 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$156,288	$146,953	$9,335
Acquired businesses	258	—	258

Total revenue	$156,546	$146,953	$9,593

Operating expenses	122,261	114,778	7,483

Gross margin	$34,285	$32,175	$2,110

Gross margin percent	21.9%	21.9%	0.0%
Same-unit revenue for the six months ended June 30, 2006 increased by $9.3 million or 6.4% from the six months ended June 30, 2005. The growth in same-unit revenue was primarily due to an increase in the aggregate number of hours charged to clients for consulting, valuation and litigation support services, and price increases for traditional accounting and tax services. The growth in revenue from acquired businesses was provided by a valuation business in Milwaukee, Wisconsin which was acquired during the first quarter of 2005.
The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs and professional service fees paid to third parties, representing 87.8% and 86.4% of total operating expenses for the six months ended June 30, 2006 and 2005, respectively. Personnel costs increased $8.1 million to 62.2% of revenue for the six months ended June 30, 2006 from 60.7% of revenue for the comparable period in 2005. The increase in personnel costs was primarily due to additional salary costs incurred for new employees, annual merit increases, and an increase in benefit costs. CBIZ continues to add personnel in the Financial Services practice group in order to accommodate revenue growth. Occupancy costs are relatively fixed in nature but increased $0.3 million for the six months ended June 30, 2006 from the comparable period in 2005, primarily due to additional space required in certain facilities to accommodate growth. Professional service fees paid to third parties decreased $0.3 million to 0.8% of revenue for the six months ended June 30, 2006 from

1.1% for the comparable period in 2005. Professional service fees paid to third parties are primarily the result of our utilization of third-party professionals to provide certain accounting services to our clients.
Gross margin as a percent of revenue did not change for the six months ended June 30, 2006 from the comparable period in 2005, primarily due to the increase in revenues as described above being offset by an increase in personnel costs attributable to new employees and annual merit increases. CBIZ expects revenue growth for the Financial Services group to continue throughout 2006. Revenue growth is expected to be accompanied by modest improvements in gross margin over 2005 levels.
Employee Services

	SIX MONTHS ENDED JUNE 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$81,510	$76,324	$5,186
Acquired businesses	2,058	—	2,058

Total revenue	$83,568	$76,324	$7,244

Operating expenses	66,376	61,881	4,495

Gross margin	$17,192	$14,443	$2,749

Gross margin percent	20.6%	18.9%	1.7%
Same-unit revenue for the six months ended June 30, 2006 increased by $5.2 million or 6.8% from the six months ended June 30, 2005. The increase in same-unit revenue was primarily attributable to growth in our payroll services and human capital advisory businesses. The growth in revenue from acquired businesses was provided by a property and casualty business in San Jose, California which was acquired during the first quarter of 2006, and a property and casualty business with offices in St. Joseph and Kansas City, Missouri, which was acquired during the second quarter of 2006.
The largest components of operating expenses for the Employee Services practice group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 86.9% and 87.2% of total operating expenses for the six months ended June 30, 2006 and 2005, respectively. Personnel costs increased $4.2 million, but decreased slightly as a percentage of revenue, to 59.1% for the six months ended June 30, 2006 from 59.2% for the comparable period in 2005. Acquired businesses contributed $1.2 million of the increase in personnel costs; the remainder of the increase was primarily the result of the growth in revenue, as the sales force is typically compensated on a variable basis. Commissions paid to third party brokers decreased as a percentage of revenue to 4.2% for the six months ended June 30, 2006 from 5.8% for the six months ended June 30, 2005, due to the termination of relationships with certain brokers and a decline in revenue at a specialty life insurance business. Occupancy costs increased $0.5 million, to 5.8% of revenue for the six months ended June 30, 2006 from 5.7% for the comparable period in 2005. The increase in occupancy costs was primarily due to new facilities and the acquired businesses previously discussed.
Gross margin as a percent of revenue increased by 1.7% for the six months ended June 30, 2006 from the comparable period in 2005 primarily due to the growth in revenue. The Employee Services group has improved gross margin in recent periods, and expects margins to remain at similar levels throughout 2006.

CBIZ Medical Management Professionals (CBIZ MMP).

	SIX MONTHS ENDED JUNE 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$51,757	$47,455	$4,302
Acquired businesses	6,511	—	6,511

Total revenue	$58,268	$47,455	$10,813

Operating expenses	48,821	39,319	9,502

Gross margin	$9,447	$8,136	$1,311

Gross margin percent	16.2%	17.1%	(0.9%)
Same-unit revenue increased by $4.3 million or 9.1% for the six months ended June 30, 2006 from the six months ended June 30, 2005. Growth was attributable to new clients obtained in 2006, the maturation of clients obtained in 2005, and growth in revenue from existing clients. The growth in revenue from acquired businesses was provided by a medical billing business based in Flint, Michigan which was acquired during the first quarter of 2006.
The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 89.2% and 88.0% of total operating expenses for the six months ended June 30, 2006 and 2005, respectively. Personnel costs increased by $6.2 million but decreased as a percentage of revenue to 58.2% for the six months ended June 30, 2006, from 58.5% for the comparable period in 2005. Acquired businesses contributed $3.2 million of the increase in personnel costs; the remainder of the increase was due to an increase in the number of client service staff employed by CBIZ MMP during 2006 compared to 2005, as required to support the growth in revenue. The decrease in personnel costs as a percent of revenue was the result of leveraging existing staff and productivity improvements during the second quarter of 2006. Occupancy costs increased $0.6 million, but decreased slightly as a percentage of revenue to 6.9% from 7.1% for the six months ended June 30, 2006 and 2005, respectively. The increase in occupancy costs was primarily due to additional space required and expenses incurred to accommodate overall growth of the unit. Office expenses for the six months ended June 30, 2006 increased $2.1 million to 9.7% of revenue from 7.4% of revenue for the comparable period in 2005, primarily due to the medical billing business that was acquired during the first quarter of 2006. In addition to medical billing services, the acquired business provides statement printing and mailing services to their clients, and thus incurs higher postage costs as a percentage of revenue than the typical CBIZ MMP billing office.
Gross margin as a percentage of revenue decreased 0.9% for the six months ended June 30, 2006 from the comparable period in 2005, primarily due to the increased postage costs described above. CBIZ MMP expects revenue growth to continue throughout the remainder of 2006, accompanied by a modest decline in gross margin from 2005 levels.
National Practices.

	SIX MONTHS ENDED JUNE 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$25,437	$24,112	$1,325
Acquired businesses	—	—	—

Total revenue	$25,437	$24,112	$1,325

Operating expenses	21,975	21,875	100

Gross margin	$3,462	$2,237	$1,225

Gross margin percent	13.6%	9.3%	4.3%

Same-unit revenue for the six months ended June 30, 2006 increased by $1.3 million or 5.5% from the six months ended June 30, 2005 primarily due to growth in our technology businesses. Growth in revenue experienced by our technology businesses was largely the result of sales to new clients, as well as higher product sales at one unit. Revenue from our mergers and acquisitions business increased during the six months ended June 30, 2006 over the comparable period in 2005 as a result of two transactions closed in the second quarter of 2006, and was offset by a decrease in revenue from our health care consulting and government relations businesses.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 91.8% and 89.8% of total operating expenses for the six months ended June 30, 2006 and 2005, respectively. Personnel costs increased $0.2 million, but decreased as a percentage of revenue to 59.1% from 61.5% for the six months ended June 30, 2006 and 2005, respectively. The increase in personnel costs was primarily due to commissions related to the mergers and acquisitions transactions that closed during the second quarter of 2006. Direct costs (which consist primarily of product costs associated with hardware sales in the technology businesses) increased $0.4 million to 17.2% of revenue for the six months ended June 30, 2006 from 16.5% of revenue for the comparable period in 2005 as a larger portion of revenue was derived from product sales during the six months ended June 30, 2006 than in the comparable period of 2005. Occupancy costs are relatively fixed in nature and were approximately $0.8 million for the six months ended June 30, 2006 and 2005.
Gross margin as a percentage of revenue increased 4.3% for the six months ended June 30, 2006 from the comparable period in 2005, primarily as a result of the mix of transactions in the mergers and acquisitions business and product sales and services that occurred in the technology businesses combined with overall cost savings in controllable costs. CBIZ expects gross margin for the remainder of 2006 to be slightly higher than 2005 levels.
Results of Operations – Discontinued Operations
During the second quarter of 2006, CBIZ sold an operation from the Financial Services practice group which was classified as available for sale at March 31, 2006. During the first quarter of 2006, the unit was written down to its fair value, resulting in a pre-tax loss of approximately $0.2 million. CBIZ also sold certain property tax operations from a business unit in the National Practices group during the second quarter of 2006. The business was classified as a discontinued operation in 2005, and the sale resulted in a pre-tax loss of approximately $0.5 million. These losses are recorded as “loss on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations.
During 2005, CBIZ closed an operation from the Financial Services practice group, sold an operation from the Employee Services practice group, and committed to the divestiture of a business unit in the National Practices practice group (a portion of which was sold during the second quarter of 2006 as described above). The Employee Services operation was sold during the third quarter of 2005 for proceeds that included contingent payments which are determined based upon the divested operation’s actual future performance. Contingent proceeds are recorded as they are earned and are included in “loss on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Contingent proceeds totaled approximately $0.2 million and $1.2 million (pretax) during the three and six months ended June 30, 2006, respectively and during the second quarter of 2006, CBIZ received a $5.6 million payment for contingent proceeds earned through March 31, 2006.
The operations described above qualified for treatment as discontinued operations, and have been classified as such in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the assets, liabilities, and results of operations of these businesses are reported separately in the consolidated financial statements included herewith. Based upon the sales proceeds and costs of closure, CBIZ recorded losses on disposal of discontinued operations, net of tax, of approximately $0.2 and $0.05 million for the three and six months ended June 30, 2006, respectively. For the six months ended June 30, 2005, CBIZ recorded losses on the disposal of discontinued operations, net of tax, of approximately $0.1 million. Revenue associated with discontinued operations was $0.8 million and $2.8 million for the three months ended and $0.8 million and $5.3 million for the six months ended June 30, 2006 and 2005, respectively. The loss from operations of these discontinued operations, net of tax, was $0.5 million and $1.3 million for the three months ended and $1.9 million and $3.3 million for the six months ended June 30, 2006 and 2005, respectively.

Financial Condition
Total assets were $487.9 million, total liabilities were $261.4 million and shareholders’ equity was $226.5 million as of June 30, 2006. Current assets of $215.5 million exceeded current liabilities of $140.7 million by $74.8 million.
Cash and cash equivalents increased by $4.7 million to $13.6 million at June 30, 2006 from December 31, 2005. Restricted cash was $12.0 million at June 30, 2006, an increase of $2.2 million from December 31, 2005. Restricted cash represents those funds held in connection with CBIZ’s NASD regulated operations and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $118.9 million at June 30, 2006, an increase of $20.5 million from December 31, 2005. Days sales outstanding (DSO) represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. DSO was 72 days, 65 days and 75 days at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.
Other current assets were $9.3 million and $9.5 million at June 30, 2006 and December 31, 2005, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients are directly offset by client fund obligations. Funds held for clients fluctuate during the year based on the timing of cash receipts and related payments, and are further described in Note 1 to the accompanying consolidated financial statements.
Notes receivable (current and non-current) decreased by $5.6 million at June 30, 2006 from December 31, 2005. The decrease in notes receivable relates primarily to a payment received in the second quarter of 2006 for contingent proceeds earned on the Employee Services business that was sold in the third quarter of 2005 (further discussed under “Results of Operations — Discontinued Operations” above).
Goodwill and other intangible assets, net of accumulated amortization, increased by $23.2 million at June 30, 2006 from December 31, 2005. Acquisitions, including contingent consideration earned, resulted in a $19.7 million increase in intangible assets during the six months ended June 30, 2006. Additionally, CBIZ acquired the trade name of a nationally recognized practice which is recorded as an other intangible asset. Intangible assets decreased by $2.2 million as a result of amortization expense.
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
The accounts payable balance of $27.7 million at June 30, 2006 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $29.8 million at June 30, 2006 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs. Incentive compensation is described more fully under “Incentive Compensation” below.
Other liabilities (current and non-current) increased by $3.9 million at June 30, 2006 from December 31, 2005, primarily as a result of acquisitions, differences between cash payments required under various operating leases versus rent expense which is recognized on a straight-line basis and the timing of share repurchases which traded in June 2006 but did not settle until July 2006, offset by a net decrease in notes payable as the result of payments made during the first and second quarters of 2006.
Income taxes payable of $3.7 million at June 30, 2006 and $1.1 million at December 31, 2005 represents our estimate of taxes due on current year income. The increase in income taxes payable at June 30, 2006 from

December 31, 2005 was primarily due to the provision for income taxes for the six months ended June 30, 2006, offset by estimated tax payments and tax benefits related to the exercise of stock options.
On May 30, 2006, CBIZ completed a $100.0 million offering of convertible senior subordinated notes (“Notes”) due in 2026. Net proceeds from the sale of the Notes were used to repurchase approximately 7.2 million shares of CBIZ common stock at a cost of $56.8 million (through June 30, 2006) and to repay the outstanding balance under our $100.0 million unsecured credit facility. Surplus funds of approximately $14 million at June 30, 2006 were invested in short-term money market instruments. See further discussion under “Liquidity and Capital Resources” below.
Stockholders’ equity decreased $28.2 million to $226.5 million at June 30, 2006 from $254.7 million at December 31, 2005. The decrease in stockholders’ equity was primarily due to share repurchases of 7.2 million shares for a total cost of approximately $56.8 million, offset by net income of $17.2 million, the exercise of stock options and related tax benefits which contributed $7.2 million, the issuance of $2.5 million in common shares in relation to business acquisitions, and $1.5 million related to the recognition of stock compensation expense.
Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of commissions and fees for professional services and products rendered to its clients. CBIZ supplements net operating cash with an unsecured credit facility, and with $100.0 million in convertible senior subordinated notes (“Notes”). The Notes, were sold to qualified institutional buyers on May 30, 2006, mature on June 1, 2026, and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011. CBIZ received approximately $97.0 million in net proceeds from the sale of the Notes, after deducting expenses of approximately $3.0 million. CBIZ used approximately $56.8 million of the net proceeds to repurchase approximately 7.2 million shares of CBIZ common stock (through June 30, 2006). The remaining proceeds were used to repay the outstanding balance under CBIZ’s credit facility, which bears interest at a higher rate than the 3.125% interest rate on the Notes.
CBIZ’s $100.0 million unsecured credit facility was amended during the second quarter of 2006 to permit issuance of the Notes. The facility has a five year term expiring in February 2011, and carries an option to increase the commitment to $150.0 million. At June 30, 2006, CBIZ did not have outstanding borrowings under its credit facility, but did have letters of credit and performance guarantees totaling $2.8 million. Available funds under the facility based on the terms of the commitment were approximately $88.1 million at June 30, 2006. Management believes cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the next twelve months, including capital expenditures, working capital requirements, and strategic investments.
The facility allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it was in compliance with its covenants as of June 30, 2006 and projects that it will remain in compliance for the remainder of 2006.
CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a shelf registration under which it can offer such securities. See our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of the shelf registration statement.
Sources and Uses of Cash
Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash is followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters. During the six months ended June 30, 2006, net cash provided by operating activities was $6.1 million, compared to $20.0 million for the comparable period in 2005. The decrease of $13.9 million in net cash provided by operating activities was primarily due to a decrease in the change in income taxes of $7.3 million, and an increase in the change in accrued personnel costs of $7.6 million.

Cash flows from investing activities consist primarily of payments toward capital expenditures and business acquisitions, proceeds from divested operations and the collection of notes receivable. CBIZ used $15.9 million in net cash for investing activities during the six months ended June 30, 2006, compared to $10.9 million during the comparable period in 2005. Investing uses of cash during the six months ended June 30, 2006 primarily consisted of $18.9 million of net cash used towards business acquisitions, $2.4 million for the acquisition of other intangible assets and $3.1 million for capital expenditures (net), offset by $7.3 million in proceeds received from the sale of various operations, and $1.2 million in net collections on notes receivable. Investing uses of cash during the six months ended June 30, 2005 primarily consisted of $8.7 million of net cash used toward business acquisitions and $3.3 million for capital expenditures (net), offset by $1.1 million in net collections on notes receivable. Capital expenditures primarily consisted of technology investments, leasehold improvements, and purchases of furniture and equipment.
Cash flows from financing activities consist primarily of proceeds received from the convertible senior subordinated notes that were issued in the second quarter of 2006, net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, net borrowing and payment activity toward notes payable and capitalized leases, and proceeds from the exercise of stock options. Net cash provided by financing activities during the six months ended June 30, 2006 was $14.4 million compared to a $10.8 million net use of cash for the comparable period in 2005. Financing sources of cash during the six months ended June 30, 2006 included $100.0 million in proceeds from convertible senior subordinated notes, and $7.2 million in proceeds from the exercise of stock options (including tax benefits), offset by $32.2 million in net payments toward the credit facility, $56.8 million in cash used to repurchase shares of CBIZ common stock, $0.3 million in net payments towards notes payable and capitalized leases, and $3.5 million in cash paid for debt issuance costs (primarily related to the convertible senior subordinated notes). During the six months ended June 30, 2005, financing sources of cash included $0.8 million in proceeds from the exercise of stock options, offset by $3.6 million in net payments toward the credit facility, $7.6 million in cash used to repurchase shares of CBIZ common stock, and $0.4 million in net payments towards notes payable and capitalized leases.
Obligations and Commitments
CBIZ’s contractual obligations for future payments as of June 30, 2006 were as follows (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
On-Balance Sheet
Convertible notes	$100,000	$—	$—	$—	$—	$—	$100,000

Notes payable	6,213	2,663	1,755	1,095	700	—	—

Capitalized leases	1,331	309	533	417	72	—	—
Restructuring lease obligations(1)	10,162	1,645	2,783	2,101	1,366	927	1,340

Off-Balance Sheet
Non-cancelable operating lease obligations	175,218	16,315	28,433	25,446	21,204	18,194	65,626
Letters of credit in lieu of cash security deposits	1,999	—	1,386	—	—	35	578
Performance guarantees for non-consolidated affiliates	799	—	608	—	191	—	—
License bonds and other letters of credit	1,587	—	—	—	—	—	1,587

Total	$297,309	$20,932	$35,498	$29,059	$23,533	$19,156	$169,131

(1)	Excludes cash that CBIZ expects to receive under subleases.

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
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $0.8 million and $2.4 million at June 30, 2006 and December 31, 2005, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others“, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.0 million at June 30, 2006 and December 31, 2005. In addition, CBIZ provides bonds to various state agencies to meet certain licensing requirements. The amount of bonds outstanding at June 30, 2006 and December 31, 2005 totaled $1.5 million and $1.2 million, respectively.
CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2006, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.
Interest Rate Risk Management
CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. During the six months ended June 30, 2006 and the twelve months ended December 31, 2005, management did not utilize interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.
CBIZ invests funds held for clients in short-term investment grade instruments with a maturity of twelve months or less from the date of purchase. The interest income on these short-term investments mitigate the interest rate risk for the borrowing costs of CBIZ’s credit facility and Notes, as the rates float based on market conditions and the average balances of the respective investments and debt are comparable in size.
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
Financial Services — Revenue consists primarily of fees for accounting services, preparation of tax returns, consulting services including Sarbanes-Oxley consulting and compliance projects, and valuation services including fairness opinions, business plans, litigation support, purchase price allocations and derivative valuations. Revenues are recorded in the period in which services are provided and meet revenue recognition criteria in accordance with SAB 104. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.
Through one of its Financial Services units, CBIZ provides flexible benefits administration services to clients, grants access of its proprietary software to third parties, and provides hosting services to these parties. Revenue associated with set up and license fees related to our flexible benefits services are deferred and recognized pro rata over the life of the contract.
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
•	Technology Consulting — Revenue associated with hardware and software sales is recognized upon delivery and acceptance of the product. Revenue associated with installation is recognized as services are performed, and revenue associated with service agreements is recognized on a straight-line basis over the period of the agreement. Consulting revenue is recognized on an hourly or per diem fee basis as services are performed.

•	Health Care Consulting— CBIZ bills clients based upon a predetermined agreed-upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses, or as a percentage of savings after contingencies have been resolved and verified by a third party.

•	Mergers & Acquisitions and Capital Advisory — Revenue associated with non-refundable retainers is recognized on a pro rata basis over the life of the engagement. Revenue associated with success fee transactions is recognized when the transaction is completed.
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
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no goodwill impairment during the three or six months ended June 30, 2006 or 2005.
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
In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (EITF 06-2). EITF 06-2 requires that an employee’s right to compensated absence under a sabbatical or other similar benefit arrangements be accrued over the requisite service period, provided the arrangements: (a) require completion of a minimum service period before the employee is entitled to the compensated absence; (b) do not increase with additional years of service; and (c) do not require the employee to render service to the employer during the leave. EITF 06-2 is effective for fiscal years beginning after December 15, 2006, and may be applied through retrospective application to previously issued financial statements, or as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of EITF 06-2 is not expected to have a material impact on the financial position, results of operations or cash flows of CBIZ.
In June 2006, the EITF reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” ( EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have a material impact on the financial position, results of operations or cash flows of CBIZ.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions and requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. CBIZ is currently evaluating the impact of adoption of FIN 48 on the consolidated financial statements.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America, would affect the rate at which CBIZ could borrow funds under its credit facility. Although CBIZ did not have a balance outstanding under its credit facility at June 30, 2006, CBIZ may borrow funds under its credit facility in future periods which could expose the Company to interest rate risk.
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
There were no changes in our Internal Controls that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On April 1, 2006, in connection with the acquisition of Burnham Colman Kaelin and Walker Insurance Agency (BCKW), CBIZ paid cash and issued approximately 59,000 shares of common stock in exchange for all of the outstanding common stock of BCKW.
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
(c) On February 9, 2006, CBIZ’s Board of Directors authorized a share repurchase program allowing for share repurchases of up to 5.0 million shares of CBIZ common stock. On May 18, 2006, CBIZ’s Board of Directors authorized a supplemental share repurchase program allowing for share repurchases of up to 10.0 million shares of CBIZ common stock, in addition to the 5.0 million shares previously authorized. Under these programs, shares may be repurchased in the open market and in privately negotiated transactions. The programs expire March 31, 2007, and CBIZ does not expect to terminate the programs prior to their expiration. Stock repurchase activity during the three months ended June 30, 2006 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).
Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total	Average	Purchased as	May Yet Be
	Number of	Price	Part of Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share (1)	Plans	Plans
April 1 – April 30, 2006	—	$—	—	5,000
May 1 – May 31, 2006 (2)	6,600	$7.96	6,600	8,400
June 1 – June 30, 2006 (3), (4)	594	$7.10	594	7,806

Total second quarter purchases	7,194	$7.89	7,194

(1)	Average price paid per share includes fees and commissions.

(2)	Shares were repurchased concurrent with and using proceeds from the issuance of $100.0 million in convertible senior subordinated notes. See further discussion in Note 4 of the accompanying consolidated financial statements.

(3)	Open market purchases.

(4)	The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, a broker is granted discretion to repurchase shares on the Company’s behalf, and the broker is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
According to the terms of CBIZ’s credit facility with Bank of America, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 4 to the accompanying consolidated financial statements for a description of working capital restrictions and limitations upon the payment of dividends.
Item 4. Submission of Matters to a Vote of Security Holders
Listed below are the results of matters that were submitted to vote at the Annual Meeting of Stockholders held on May 18, 2006:
1)	Election of the following individuals to the Board of Directors to serve until the 2009 Annual Meeting of Stockholders:

	Authority Granted	Authority Witheld
Have A. Ferrill	66,440,636	1,521,532
Gary W. DeGroote	66,691,896	1,270,272
Todd J. Slotkin	67,419,698	542,470
The terms of office as directors of each of Rick L. Burdick, Joseph S. DiMartino, Steven L. Gerard, Richard C. Rochon and Donald V. Weir continued following the Annual Meeting.
Item 6. Exhibits

4.1	Indenture, dated as of May 30, 2006, between CBIZ, Inc. and U.S. Bank National Association as Trustee (filed as exhibit 4.1 to CBIZ’s Current Report on Form 8-K dated May 23, 2006 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of May 30, 2006, between CBIZ, Inc. and Banc of America Securities, LLC (filed as exhibit 4.2 to CBIZ’s Current Report on Form 8-K dated May 23, 2006 and incorporated herein by reference).

10.1	Amendment No. 1 to Credit Agreement, dated as of May 23, 2006, by and among CBIZ, Inc., the several financial institutions from time to time party to the Credit Agreement and Bank of America, N.A., as administrative agent (filed as exhibit 10.1 to CBIZ’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference).

10.2	Purchase Agreement, dated as of May 23, 2006, between CBIZ, Inc. and Banc of America Securities, LLC (filed as exhibit 10.1 to CBIZ’s Current Report on Form 8-K dated May 23, 2006 and incorporated herein by reference).

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date: August 9, 2006	By:	/s/ Ware H. Grove Ware H. Grove
Chief Financial Officer