Form 10-Q
period 2006-09-30
CBIZ, Inc.
filed 2006-11-09
CIK 944148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	October 31, 2006

Common Stock, par value $0.01 per share	68,648,784

CBIZ, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$15,477	$8,909
Restricted cash	14,517	9,873
Accounts receivable, net	113,987	98,390
Notes receivable — current	2,084	6,042
Deferred income taxes — current	3,381	3,241
Other current assets	8,503	9,490
Assets of discontinued operations	205	8,696

Current assets before funds held for clients	158,154	144,641

Funds held for clients	62,270	65,669

Total current assets	220,424	210,310

Property and equipment, net	30,649	33,403
Notes receivable — non-current	2,599	3,575
Deferred income taxes — non-current	11,310	9,199
Goodwill and other intangible assets, net	206,729	184,462
Assets of deferred compensation plan	15,482	9,803
Other assets	6,707	3,832

Total assets	$493,900	$454,584

LIABILITIES
Current liabilities:
Accounts payable	$24,513	$26,427
Income taxes payable	7,475	1,115
Accrued personnel costs	30,469	35,920
Other current liabilities	18,124	18,332
Liabilities of discontinued operations	2,991	5,991

Current liabilities before client fund obligations	83,572	87,785

Client fund obligations	62,270	65,669

Total current liabilities	145,842	153,454

Convertible notes	100,000	—
Bank debt	—	32,200
Deferred compensation plan obligations	15,482	9,803
Other non-current liabilities	6,353	4,466

Total liabilities	267,677	199,923

STOCKHOLDERS’ EQUITY
Common stock	1,013	984
Additional paid-in capital	463,848	450,734
Accumulated deficit	(73,347)	(94,714)
Treasury stock	(165,237)	(102,317)
Accumulated other comprehensive loss	(54)	(26)

Total stockholders’ equity	226,223	254,661

Total liabilities and stockholders’ equity	$493,900	$454,584

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Revenue	$143,382	$135,345	$467,201	$430,189
Operating expenses	128,235	120,533	397,741	368,554

Gross margin	15,147	14,812	69,460	61,635

Corporate general and administrative expense	5,568	6,364	19,633	20,234
Depreciation and amortization expense	4,300	3,759	12,540	11,436

Operating income	5,279	4,689	37,287	29,965

Other income (expense):
Interest expense	(844)	(787)	(2,503)	(2,413)
Gain on sale of operations, net	7	29	14	29
Other income, net	995	1,069	2,806	2,214

Total other income (expense), net	158	311	317	(170)

Income from continuing operations before income tax expense	5,437	5,000	37,604	29,795

Income tax expense	2,117	2,142	15,079	12,061

Income from continuing operations	3,320	2,858	22,525	17,734

Gain (loss) from operations of discontinued operations, net of tax	250	(1,625)	(1,664)	(4,929)

Gain on disposal of discontinued operations, net of tax	553	802	506	693

Net income	$4,123	$2,035	$21,367	$13,498

Earnings per share:
Basic:
Continuing operations	$0.05	$0.04	$0.31	$0.24
Discontinued operations	0.01	(0.01)	(0.01)	(0.06)

Net income	$0.06	$0.03	$0.30	$0.18

Diluted:
Continuing operations	$0.05	$0.04	$0.30	$0.23
Discontinued operations	0.01	(0.01)	(0.01)	(0.05)

Net income	$0.06	$0.03	$0.29	$0.18

Basic weighted average shares outstanding	68,314	73,793	72,092	74,895

Diluted weighted average shares outstanding	70,421	75,988	74,406	76,886

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
Cash flows from operating activities:
Net income	$21,367	$13,498

Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations of discontinued operations, net of tax	1,664	4,929
Gain on disposal of discontinued operations, net of tax	(506)	(693)
Gain on sale of operations, net	(14)	(29)
Life insurance benefit in excess of cash surrender value	(383)	—
Bad debt expense, net of recoveries	2,504	3,831
Depreciation and amortization expense	12,540	11,436
Deferred income taxes	(3,093)	(4,358)
Stock-based compensation expense	2,777	160

Changes in assets and liabilities, net of acquisitions and dispositions:
Restricted cash	(4,526)	987
Accounts receivable, net	(15,454)	(11,043)
Other assets	165	456
Accounts payable	(3,078)	(3,939)
Income taxes	5,556	8,649
Accrued personnel costs	(5,624)	7,370
Other liabilities	894	1,764

Net cash provided by continuing operations	14,789	33,018
Operating cash flows provided by discontinued operations	1,397	1,795

Net cash provided by operating activities	16,186	34,813

Cash flows from investing activities:
Business acquisitions, net of cash acquired and contingent consideration earned	(20,578)	(11,014)
Acquisition of other intangible assets	(2,416)	—
Proceeds from sales of divested operations and client lists	19	29
Proceeds from sales of discontinued operations	7,303	2,000
Proceeds from life insurance benefit	560	—
Additions to property and equipment, net	(4,824)	(4,739)
Payments received on notes receivable	1,528	1,320

Net cash used in investing activities	(18,408)	(12,404)

Cash flows from financing activities:
Proceeds from convertible notes	100,000	—
Proceeds from bank debt	142,900	203,100
Proceeds from notes payable	—	196
Payment of bank debt	(175,100)	(213,250)
Payment of notes payable and capitalized leases	(503)	(624)
Debt issuance costs	(3,561)	(40)
Payment for acquisition of treasury stock	(62,920)	(13,736)
Proceeds from exercise of stock options	5,265	2,169
Excess tax benefit from exercise of stock options	2,709	—

Net cash provided by (used in) financing activities	8,790	(22,185)

Net increase in cash and cash equivalents	6,568	224
Cash and cash equivalents at beginning of year	8,909	5,291

Cash and cash equivalents at end of period	$15,477	$5,515

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (CBIZ) as of September 30, 2006, and December 31, 2005, the results of their operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2005, with subsequent reclassifications made thereto as filed on our Current Report on Form 8-K dated May 22, 2006 (collectively referred to as “Annual Report”).

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Prior period financial statements and disclosures have been reclassified to reflect discontinued operations. In addition, for the nine-month period ended September 30, 2006 CBIZ has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which were combined and reported as a single amount in the comparable period of 2005. Prior periods have been revised to conform to the current year presentation. There were no financing activities attributable to the operations of discontinued operations during the nine months ended September 30, 2006 or 2005.

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

Operating Expenses

Operating expenses represent costs of service and other costs incurred to operate our business units, and are primarily comprised of personnel and occupancy related expenses. Personnel costs include base compensation, commissions, payroll taxes, income or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include stock-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized, and therefore estimates are subject to change. Total personnel costs were $94.7 million and $88.2 million for the three months ended and $296.2 million and $269.6 million for the nine months ended September 30, 2006 and 2005, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $9.5 million and $8.9 million for the three months ended and $28.4 million and $26.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

CBIZ carries accounts receivable at their face amount less allowances for doubtful accounts, and carries unbilled revenues at estimated net realizable value. Assessing the collectibility of receivables (billed and unbilled) requires management judgment. When evaluating the adequacy of the allowance for doubtful accounts and the overall collectibility of receivables, CBIZ analyzes historical bad debts, client credit-worthiness, the age of accounts receivable and current economic trends and conditions.

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

Stock-Based Awards

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
CBIZ utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during 2006 and 2005 were determined using the following weighted average assumptions:

	2006	2005
Weighted average grant-date fair value of options granted	$3.59	$1.65
Expected volatility (1)	48.23%	49.71%
Expected option life (years) (2)	4.25	5.00
Risk-free interest rate (3)	4.85%	3.90%
Expected dividend yield (4)	0.00%	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals. CBIZ believes that the future volatility of its stock price will not differ significantly from its history.

(2)	The expected option life assumption was determined by considering the vesting and contractual terms of the respective options.

(3)	The risk-free interest rate assumption was based upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.

(4)	The expected dividend yield assumption was determined in view of CBIZ’s historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.
CBIZ has granted various stock-based awards under its 1996 Employee Stock Option Plan and 2002 Stock Incentive Plan, which are described in further detail in our 2005 Annual Report. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation cost recognized in the consolidated statements of operations for these awards during the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Stock options	$421	$—	$1,113	$—

Restricted stock awards	143	62	359	160

Restricted performance awards	559	—	1,305	—

Total stock-based compensation expense	$1,123	$62	$2,777	$160

At September 30, 2006, CBIZ had unrecognized compensation costs for non-vested stock awards as follows: $3.4 million for stock options; $1.5 million for restricted stock awards; and $2.8 million for restricted performance awards, to be recognized over weighted average periods of approximately 3.0 years, 3.1 years and 1.3 years, respectively.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

Stock award activity during the nine months ended September 30, 2006 was as follows (in thousands, except per share data):

	Stock		Restricted Stock		Restricted
	Options		Awards		Performance Awards
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per	of	Price Per
	Options	Share	Shares	Share	Shares	Share
Outstanding at beginning of year	6,803	$2.72	236	$3.91	—	$—
Granted	661	$8.07	160	$7.40	627	$6.54
Exercised	(2,348)	$2.24	—	$—	—	$—
Vested and released from restriction	—	—	(21)	$4.35	—	$—
Expired or canceled	(148)	$4.72	—	$—	—	$—

Outstanding at September 30, 2006	4,968	$3.60	375	$5.37	627	$6.54

Exercisable at September 30, 2006	3,143	$2.66

The table below provides information about stock options outstanding and exercisable at September 30, 2006 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
Range of	Number	Remaining	Exercise	Aggregate	Number	Exercise	Aggregate
Exercise	of	Contractual	Price Per	Intrinsic	of	Price Per	Intrinsic
Price	Options	Life (Years)	Share	Value	Options	Share	Value
$5.00 - $8.08	661	5.5	$8.07		—	$—
$3.00 - $4.99	2,590	2.3	$3.62		1,544	$3.58
$1.52 - $2.99	1,717	1.0	$1.85		1,599	$1.77

Total	4,968	2.3	$3.60	$18,900	3,143	$2.66	$14,587

The aggregate intrinsic value in the preceding table represents the difference between CBIZ’s closing stock price and the exercise price of each in-the-money option on the last trading day (September 29, 2006) of the period presented. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $10,870, calculated as the difference between CBIZ’s stock price on the exercise date and the exercise price of each option exercised.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
CBIZ had approximately 4.0 million shares available for future grant under the stock option plans at September 30, 2006.
The following table illustrates the effect on net income and earnings per share if CBIZ had applied the fair value recognition provisions of SFAS 123 during the three and nine months ended September 30, 2005 (in thousands, except per share data):

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2005	SEPTEMBER 30, 2005
Net income as reported	$2,035	$13,498

Add: Stock-based employee compensation expense included in net income	62	160

Fair value of stock-based compensation, net of tax (1)	(289)	(959)

Pro forma net income	$1,808	$12,699

Earnings per share:
Basic – as reported	$0.03	$0.18

Basic – pro forma	0.02	$0.17

Diluted – as reported	$0.03	$0.18

Diluted – pro forma	$0.02	$0.16

(1)	A tax rate of 40.0% was applied to the fair value of options in determining pro forma net income for the three and nine months ended September 30, 2005.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting for Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change; indirect effects of a change in accounting principle should be recognized in the period of the accounting change. CBIZ adopted the provisions of SFAS No. 154 on January 1, 2006; adoption did not have an impact on the financial position, results of operations or cash flows of CBIZ.
In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. FSP No. FAS 13-1 clarifies that there is no distinction between the right to use a leased asset during the construction period and after the construction period, and therefore rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. CBIZ adopted the provisions of FSP No. FAS 13-1 on January 1, 2006 . Adoption did not have a material impact on the financial position, results of operations or cash flows of CBIZ.
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
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. CBIZ is currently evaluating the impact of adoption of SFAS No. 157 on the consolidated financial statements.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. CBIZ is currently evaluating the impact of adoption of SAB 108 on the consolidated financial statements.
2.	Accounts Receivable, Net
Accounts receivable balances at September 30, 2006 and December 31, 2005 were as follows (in thousands):

	2006	2005
Trade accounts receivable	$88,793	$83,122
Unbilled revenue	30,031	19,264
Other accounts receivable	974	1,717

Total accounts receivable	119,798	104,103
Allowance for doubtful accounts	(5,811)	(5,713)

Accounts receivable, net	$113,987	$98,390

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
3.	Goodwill and Other Intangible Assets, Net
The components of goodwill and other intangible assets, net at September 30, 2006 and December 31, 2005 were as follows (in thousands):

	2006	2005
Goodwill	$172,324	$167,829
Intangibles:
Client lists	36,816	23,498
Intangible assets — other	7,541	1,493

Total intangibles	44,357	24,991

Total goodwill and other intangibles assets	216,681	192,820
Accumulated amortization	(9,952)	(8,358)

Goodwill and other intangible assets, net	$206,729	$184,462

Client lists are amortized over periods not exceeding ten years. Other intangibles, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years. Amortization expense for client lists and other intangible assets was approximately $1.2 million and $0.7 million for the three months ended and $3.4 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively.
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
CBIZ received net proceeds from the sale of the Notes of approximately $97.0 million, after deducting discounts and estimated offering expenses of approximately $3.0 million. Net proceeds from the sale were used to repurchase 6.6 million shares of CBIZ common stock at a cost of approximately $52.5 million (concurrent with closing the Notes), and to repay the outstanding balance under the $100.0 million unsecured credit facility (described in further detail below). Approximately $3.2 million in debt issuance costs related to the Notes, have been recorded as other assets in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.
The terms of the Notes are governed by the Indenture. The Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted. CBIZ may redeem the Notes for cash, either in whole or in part, anytime after June 6, 2011 at a redemption price equal to 100% of the principal amount of the Notes to be

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
The carrying amount of convertible senior subordinated notes approximates fair value.
Bank Debt
Bank debt balances at September 30, 2006 and December 31, 2005 were as follows (in thousands, except percentages):

	2006	2005
Revolving credit facility	$—	$32,200

Weighted average rates (1)	6.26%	5.39%

Range of effective rates (1)	5.41% - 8.25%	3.94% -7.25%

(1)	Rates are provided for the nine months ended September 30, 2006, and the twelve months ended December 31, 2005, respectively.
CBIZ maintains a $100.0 million unsecured credit facility (facility) with Bank of America as agent bank for a group of five participating banks. The facility has a five year term expiring February 2011, and an option to increase the commitment to $150.0 million. The facility was amended in May 2006, principally to permit CBIZ to issue up to $100.0 million of convertible senior subordinated notes as described above. The amendment did not materially impact any other terms or conditions of the credit facility. Management believes that the carrying amount of bank debt approximates its fair value, and CBIZ had approximately $88.7 million of available funds under the facility at September 30, 2006.
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
Letters of Credit and Guarantees
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.0 million as of September 30, 2006 and December 31, 2005. In addition, CBIZ provides bonds to various state agencies to meet certain licensing requirements. The amount of bonds outstanding at September 30, 2006 and December 31, 2005 was $1.6 million and $1.2 million, respectively.
CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.7 million and $2.4 million as of September 30, 2006 and December 31, 2005, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.
Indemnifications
CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2006, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.
Employment Agreements
CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the three and nine months ended September 30, 2006 and 2005, payments regarding such contracts and arrangements were not material.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share data).

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Numerator:
Net income	$4,123	$2,035	$21,367	$13,498

Denominator:
Basic
Weighted average common shares	68,314	73,793	72,092	74,895

Diluted
Options (1)	1,792	2,132	2,016	1,948
Restricted stock awards	122	60	105	40
Contingent shares (2)	193	3	193	3

Total diluted weighted average common shares (3)	70,421	75,988	74,406	76,886

Basic net income per share	$0.06	$0.03	$0.30	$0.18

Diluted net income per share	$0.06	$0.03	$0.29	$0.18

(1)	A total of 0.7 million options were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2006, and a total of 0.6 million options were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2005, as their exercise prices would render them anti-dilutive. For the three months ended September 30, 2005, options excluded from the calculation of diluted earnings per share were less than 0.1 million.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

(3)	As described in Note 4, the convertible senior subordinated notes (“Notes”) are convertible, under certain circumstances, into a combination of cash and common stock of the Company. The conversion price is approximately $10.63 per share of common stock. As of September 30, 2006, the Company’s market price per share had not exceeded the conversion price of the Notes. Under the net share settlement method there were no potential shares issuable under the Notes that were considered dilutive.
7.	Acquisitions
During the nine months ended September 30, 2006, CBIZ acquired a medical billing services company based in Flint, Michigan which was merged into the Medical Management Professionals practice group. Additionally, CBIZ acquired a property and casualty insurance broker located in San Jose, California, an insurance business offering property and casualty, commercial bonds and employee benefits with offices in St. Joseph and Kansas City, Missouri, and two client lists which complement the Employee Services practice group. Aggregate consideration for these acquisitions consisted of approximately $13.5 million in cash (net of cash acquired) and 232,400 shares of restricted common stock (valued at approximately $1.5 million) paid at closing, and up to an additional $9.6 million (payable in cash and stock) which is contingent upon the future financial performance of the acquired businesses and client lists. In addition, CBIZ paid approximately $7.1 million in cash and issued approximately 159,000 shares of common stock during the nine months ended September 30, 2006, as contingent proceeds and towards notes payable for previous acquisitions.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
During the nine months ended September 30, 2005, CBIZ acquired three business operations consisting of: a registered investment firm in Cleveland, Ohio which complements the Employee Services practice; and an accounting and consulting practice in San Diego, California and a valuation business in Milwaukee, Wisconsin which are reported as part of the Financial Services practice group. In addition, CBIZ acquired the client lists of an accounting and consulting practice in Philadelphia, Pennsylvania and of a benefits and insurance practice in Charlotte, North Carolina, which are reported as part of the Financial Services and Employee Services practice groups, respectively. Aggregate consideration for the acquisitions consisted of approximately $6.6 million cash, $0.4 million in notes and approximately 45,000 shares of restricted common stock (estimated stock value of $0.2 million at acquisition) paid at closing, and up to an additional $13.2 million (payable in cash and stock) which is contingent on the future financial performance of the acquired businesses and client lists. In addition, CBIZ paid approximately $4.4 million in cash and issued approximately 23,900 shares of common stock during the nine months ended September 30, 2005, as contingent proceeds and towards notes payable for previous acquisitions.
The operating results of these businesses have been included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) was allocated to goodwill. Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Goodwill	$4,495	$3,198

Client lists	$15,084	$5,605

Other intangible assets	$412	$597

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
During the second quarter of 2006, CBIZ sold an operation from the Financial Services practice group which was classified as available for sale at March 31, 2006. During the first quarter of 2006, the unit was written down to its fair value, resulting in a pre-tax loss of approximately $0.2 million. CBIZ also sold certain property tax operations from a business unit in the National Practices group during the second quarter of 2006. The business was classified as a discontinued operation in 2005, and the sale resulted in a pre-tax loss of approximately $0.5 million. These losses are included in “gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Aggregate proceeds from these sales consisted of approximately $1.7 million cash and $0.2 million in notes.
During 2005, CBIZ closed an operation from the Financial Services practice group, sold an operation from the Employee Services practice group, and committed to the divestiture of a business unit in the National Practices group. These operations qualified for treatment as discontinued operations and are classified as such in the accompanying consolidated financial statements. The Employee Services operation was sold during the third quarter of 2005, for proceeds that consisted of: $2.0 million cash received at closing; $4.1 million due from others which is subject to adjustment based upon actual cash collected on accounts receivable that were sold; and contingent proceeds which are determined based upon the divested

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
operation’s actual future performance. Contingent proceeds are recorded as they are earned, and are included in “gain on disposal of discontinued operations, net of tax” in the accompanying consolidated statements of operations. The sale of the Employee Services operation resulted in a pre-tax gain of $1.2 million at closing, and contingent proceeds earned by CBIZ during the three and nine months ended September 30, 2006 totaled approximately $0.9 million and $2.0 million, respectively. During the second quarter of 2006 CBIZ received a payment of $5.6 million for contingent proceeds earned through March 31, 2006.
In addition to the businesses previously discussed, CBIZ sold two client lists from the Employee Services practice group during the second quarter of 2006. The client lists were sold for notes totaling approximately $0.1 million. Gain on the sale of the client lists was deferred, and the deferred gain is recorded as “other non-current liabilities” in the accompanying consolidated balance sheets. Sale of the client lists did not qualify for treatment as discontinued operations, and as such the gain will be recorded in continuing operations as “gain on sale of operations, net” as cash payments are received. For the three and nine months ended September 30, 2006, gain on sale of operations related to these client lists totaled $7,000 and $14,000, respectively.
CBIZ also sold a client list from the Benefits and Insurance practice group during the third quarter of 2005, which did not qualify for treatment as a discontinued business. The client list was sold for proceeds of approximately $29,000 cash, and resulted in a pretax gain of $29,000 which is reported as “gain on sale of operations, net” from continuing operations.
CBIZ may earn additional proceeds on the sale of certain client lists (sold in previous years), which are contingent upon future revenue generated by the client lists. CBIZ records these proceeds as other income when they are earned.
For those businesses that qualified for treatment as discontinued operations, the assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and results from operations of discontinued operations for the three and nine months ended September 30, 2006 and 2005, were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Revenue	$973	$2,119	$1,822	$7,414

Gain (loss) from operations of discontinued operations, before income tax expense (benefit)	$397	$(2,498)	$(2,641)	$(7,579)
Income tax expense (benefit)	147	(873)	(977)	(2,650)

Income (loss) from operations of discontinued operations, net of tax	$250	$(1,625)	$(1,664)	$(4,929)

Gain on the disposal of discontinued operations for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006(1)	2005	2006(1)	2005
Gain on disposal of discontinued operations, before income tax expense	$877	$1,233	$1,309	$1,066
Income tax expense	324	431	803	373

Gain on disposal of discontinued operations, net of tax	$553	$802	$506	$693

(1)	Includes contingent proceeds earned by CBIZ for the Employee Services operation that was sold in the third quarter of 2005, in the amount of $0.9 million and $2.0 million for the three and nine months ended September 30, 2006, respectively.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At September 30, 2006 and December 31, 2005, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Assets:
Accounts receivable, net	$80	$2,113
Due from others	—	1,513
Funds held for clients	102	3,392
Property and equipment, net	—	498
Goodwill and other intangible assets, net	—	1,073
Other assets	23	107

Assets of discontinued operations	$205	$8,696

Liabilities:
Accounts payable	$73	$326
Accrued personnel costs	12	86
Client fund obligations	102	3,392
Other liabilities	2,699	2,117
Deferred income taxes	105	70

Liabilities of discontinued operations	$2,991	$5,991

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Prior period financial statements have been reclassified to reflect these changes in segment reporting. Although financial results for the individual practice groups have changed, there was no impact to CBIZ’s consolidated financial statements as a result of these reclassifications. A detailed description of services offered by each of the practice groups are provided in the paragraphs below.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Segment information for the three and nine-month periods ended September 30, 2006 and 2005 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2006
	Financial	Employee		National	Corporate
	Services	Services	CBIZ MMP	Practices	and Other	Total
Revenue	$60,964	$40,101	$29,746	$12,571	$—	$143,382
Operating expenses	55,801	33,176	24,255	11,219	3,784	128,235

Gross margin	5,163	6,925	5,491	1,352	(3,784)	15,147

Corporate general & admin	—	—	—	—	5,568	5,568
Depreciation & amortization	1,023	927	776	64	1,510	4,300

Operating income (loss)	4,140	5,998	4,715	1,288	(10,862)	5,279

Other income (expense):
Interest expense	(21)	(1)	—	—	(822)	(844)
Gain on sale of ops, net	—	—	—	—	7	7
Other income, net	52	486	32	4	421	995

Total other income (expense)	31	485	32	4	(394)	158

Income (loss) from continuing operations before income tax expense	$4,171	$6,483	$4,747	$1,292	$(11,256)	$5,437

	THREE MONTHS ENDED SEPTEMBER 30, 2005
	Financial	Employee		National	Corporate
	Services	Services	CBIZ MMP	Practices	and Other	Total
Revenue	$59,778	$38,516	$25,189	$11,862	$—	$135,345
Operating expenses	53,755	30,450	20,051	11,205	5,072	120,533

Gross margin	6,023	8,066	5,138	657	(5,072)	14,812

Corporate general & admin	—	—	—	—	6,364	6,364
Depreciation & amortization	895	797	699	60	1,308	3,759

Operating income (loss)	5,128	7,269	4,439	597	(12,744)	4,689

Other income (expense):
Interest expense	(25)	(1)	—	—	(761)	(787)
Gain on sale of ops, net	—	—	—	—	29	29
Other income, net	119	229	14	20	687	1,069

Total other income (expense)	94	228	14	20	(45)	311

Income (loss) from continuing operations before income tax expense	$5,222	$7,497	$4,453	$617	$(12,789)	$5,000

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	NINE MONTHS ENDED SEPTEMBER 30, 2006
	Financial	Employee		National	Corporate
	Services	Services	CBIZ MMP	Practices	and Other	Total
Revenue	$217,510	$123,669	$88,014	$38,008	$—	$467,201
Operating expenses	178,062	99,552	73,076	33,194	13,857	397,741

Gross margin	39,448	24,117	14,938	4,814	(13,857)	69,460

Corporate general & admin	—	—	—	—	19,633	19,633
Depreciation & amortization	3,082	2,630	2,421	190	4,217	12,540

Operating income (loss)	36,366	21,487	12,517	4,624	(37,707)	37,287

Other income (expense):
Interest expense	(71)	(3)	—	—	(2,429)	(2,503)
Gain on sale of ops, net	—	—	—	—	14	14
Other income, net	194	1,434	44	21	1,113	2,806

Total other income (expense)	123	1,431	44	21	(1,302)	317

Income (loss) from continuing operations before income tax expense	$36,489	$22,918	$12,561	$4,645	$(39,009)	$37,604

	NINE MONTHS ENDED SEPTEMBER 30, 2005
	Financial	Employee		National	Corporate
	Services	Services	CBIZ MMP	Practices	and Other	Total
Revenue	$206,731	$114,840	$72,644	$35,974	$—	$430,189
Operating expenses	168,533	92,331	59,370	33,080	15,240	368,554

Gross margin	38,198	22,509	13,274	2,894	(15,240)	61,635

Corporate general & admin	—	—	—	—	20,234	20,234
Depreciation & amortization	2,758	2,405	2,110	234	3,929	11,436

Operating income (loss)	35,440	20,104	11,164	2,660	(39,403)	29,965

Other income (expense):
Interest expense	(79)	(3)	—	—	(2,331)	(2,413)
Gain on sale of ops, net	—	—	—	—	29	29
Other income, net	272	433	49	61	1,399	2,214

Total other income (expense)	193	430	49	61	(903)	(170)

Income (loss) from continuing operations before income tax expense	$35,633	$20,534	$11,213	$2,721	$(40,306)	$29,795

10. Subsequent Events
Effective November 2, 2006, CBIZ appointed a new director, Michael H. DeGroote. Concurrent with this appointment, the Board of Directors announced the resignation of Gary H. DeGroote from his board position. Michael H. DeGroote and Gary H. DeGroote are both sons of CBIZ founder Michael G. DeGroote; collectively, the DeGroote family owns approximately 22% of CBIZ’s total shares outstanding on September 30, 2006.
In November 2006, CBIZ acquired a client list in Minneapolis, Minnesota that complements our Financial Services practice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at September 30, 2006 and December 31, 2005, results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, with our Annual Report on Form 10-K for the year ended December 31, 2005, with subsequent reclassifications made thereto as filed on our Current Report on Form 8-K dated May 22, 2006 (collectively referred to as “Annual Report”).
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
CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that are complementary in building out our service offerings in our target markets. During the nine months ended September 30, 2006, CBIZ acquired three businesses. The TriMed Group, which is reported with our Medical Management Professionals group, is based in Flint, Michigan and provides medical billing services and in-house computer systems primarily to hospital-based physician practices in Michigan, Ohio and Indiana. Valley Global Insurance Brokers, and Burnham Colman Kaelin and Walker Insurance Agency (BCKW) are reported with our Employee Services practice group. Valley Global Insurance Brokers is a property and casualty insurance broker located in San Jose, California and BCKW is an insurance agency offering property and casualty, commercial bonds and employee benefits with offices in St. Joseph and Kansas City, Missouri.
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
CBIZ continually evaluates its business operations, and may from time to time sell or close operations that are underperforming, located in secondary markets, or do not provide the level of synergistic cross-serving opportunities with other CBIZ businesses that is desired. During the nine months ended September 30, 2006, CBIZ sold two business operations which were classified as discontinued operations. These sales consisted of an accounting and tax practice that was previously reported as part of the Financial Services practice group, and an operation offering property tax services that was previously reported as part of the National Practices group.

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
CBIZ believes that repurchasing shares of its common stock is a use of cash that provides value to stockholders, and accordingly the Board of Directors approved plans allowing CBIZ to repurchase up to 15.0 million shares of its common stock through March 31, 2007. Pursuant to the repurchase plans, CBIZ purchased 8.1 million shares of its common stock at a total cost of $62.9 million during the nine months ended September 30, 2006. Of these repurchases, approximately 6.6 million shares were repurchased at a cost of $52.5 million, concurrent with closing the convertible senior subordinated notes (described below).
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
On May 30, 2006, CBIZ completed a $100.0 million offering of convertible senior subordinated notes (“Notes”) due in 2026. Net proceeds from the sale of the Notes were used to repurchase 6.6 million shares of CBIZ common stock at a cost of approximately $52.5 million (concurrent with closing the Notes), and to repay the outstanding balance under the $100.0 million unsecured credit facility.
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
Effective August 4, 2006, CBIZ transferred the listing of its common stock to the New York Stock Exchange (NYSE) under the new symbol “CBZ.” CBIZ believes that being traded on the NYSE provides recognition of our growth, stability, market position and business conduct. CBIZ also expects that being traded on the NYSE will broaden our name recognition, improve our market liquidity, and assist in recruiting and acquisitions.
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
Prior period financial statements have been reclassified to reflect these changes in segment reporting. Although financial results for the individual practice groups have changed, there was no impact to CBIZ’s consolidated financial statements as a result of these reclassifications. A detailed description of services offered by each of the practice groups, as well as certain external relationships and regulatory factors currently impacting CBIZ, are provided in the paragraphs below.
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
The Financial Services practice is divided into three regions, representing the East, Midwest, and West regions of the United States, and a national service division consisting of those units that provide their services nationwide. The East, Midwest and West regions are each headed by a designated regional director, each of whom report to the Senior Vice President, Financial Services. The national service division reports either directly or indirectly to the Senior Vice President, Financial Services.
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
Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and amounted to approximately $16.2 million, and $15.8 million for the three months ended and $56.9 million and $52.5 million for the nine months ended September 30, 2006 and 2005, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis. The ASAs typically have terms ranging up to ten years, and are renewable upon agreement by both parties. In January 2006, the ASA between CBIZ and Mayer Hoffman McCann P.C., the largest firm associated with CBIZ, was extended for an additional eighteen years, with certain rights of extension and termination.
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
CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of our performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received during the nine months ended September 30, 2006 and 2005 was less than 2.0% of consolidated CBIZ revenue for the respective periods.
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
Results of Operations – Continuing Operations
CBIZ delivers products and services through four practice groups. A brief description of these groups’ operating results and factors affecting their businesses is provided under “Operating Practice Groups” below.
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on September 1, 2005, revenue for the month of September would be included in same-unit revenue for third quarter of both years; revenue for the period January 1, 2006 through August 31, 2006 would be reported as revenue from acquired businesses.

Three months ended September 30, 2006 and 2005
Revenue
The following table summarizes total revenue for the three months ended September 30, 2006 and 2005 (in thousands, except percentages).

	THREE MONTHS ENDED SEPTEMBER 30,
		% of		% of	$	%
	2006	Total	2005	Total	Change	Change
Same-unit revenue
Financial Services	$60,964	42.5%	$59,778	44.2%	$1,186	2.0%
Employee Services	38,599	26.9%	38,516	28.5%	83	0.2%
CBIZ MMP	26,336	18.4%	25,189	18.6%	1,147	4.6%
National Practices	12,571	8.8%	11,862	8.7%	709	6.0%

Total same-unit revenue	138,470	96.6%	135,345	100.0%	3,125	2.3%

Acquired businesses	4,912	3.4%	—		4,912

Total revenue	$143,382		$135,345		$8,037	5.9%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Expenses
Operating expenses increased to $128.2 million for the three months ended September 30, 2006, from $120.5 million for the comparable period in 2005, an increase of $7.7 million or 6.4%. As a percent of revenue, operating expenses were 89.4% and 89.1% for the three months ended September 30, 2006 and 2005, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 81.3% and 80.5% of total operating expenses and 72.7% and 71.7% of revenue for the three months ended September 30, 2006 and 2005, respectively. As a percent of revenue, gross margin decreased to 10.6% from 10.9% for the three months ended September 30, 2006 and 2005, respectively. As the majority of our operating costs are relatively fixed in the short term, gross margin as a percentage of revenue generally improves with revenue growth. However, for the three months ended September 30, 2006 versus the comparable period in 2005, gross margin as a percentage of revenue declined; this decline was primarily the result of an increase in compensation and benefits, including $0.7 million related to the expensing of employee stock awards as required by SFAS 123R, “Share-Based Payment.” A more comprehensive analysis of compensation costs and gross margins are discussed under “Operating Practice Groups” below.
Corporate general and administrative expenses decreased to $5.6 million and 3.9% of revenue for the three months ended September 30, 2006, from $6.4 million and 4.7% of revenue for the comparable period in 2005. The decrease in corporate general and administrative expenses was primarily attributable to adjustments made to our estimate of incentive compensation, and was partially offset by an increase of $0.4 million in compensation costs related to the expensing of employee stock awards as required by SFAS 123R, “Share-Based Payment.”
Depreciation and amortization expense was $4.3 million and 3.0% of revenue for the three months ended September 30, 2006, compared to $3.8 million and 2.8% of revenue for the comparable period in 2005. The increase in depreciation and amortization expense was primarily due to an increase in the amortization of intangible assets as the result of businesses and client lists that were acquired after September 30, 2005. The increase in amortization was partially offset by a decrease in depreciation expense, primarily attributable to CBIZ continuing to shift away from purchasing computer-related equipment and furniture to leasing such items.
Interest expense was $0.8 million for each of the three-month periods ended September 30, 2006 and 2005. Average debt was $100.0 million for the three months ended September 30, 2006, compared to $46.9 million for the comparable period in 2005, and average interest rates were 3.1% and 5.7% during the three months ended September 30, 2006 and 2005, respectively. Higher average debt in the third quarter of 2006 compared to the third quarter of 2005, was the result of CBIZ completing a $100.0 million offering of convertible senior subordinated notes (“Notes”) on May 30, 2006. Proceeds from the offering were used to pay-off the debt balance under the $100.0 million unsecured credit facility and to repurchase CBIZ common stock. Lower average interest rates were also a result of the Notes, which carry a fixed interest rate of 3.125%.

Other Income and Expense
Other income, net was $1.0 million for the three months ended September 30, 2006, and $1.1 million for the comparable period in 2005. Other income (expense), net is comprised primarily of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation plan are offset by adjustments to compensation costs which are recorded as operating or corporate general and administrative expenses in the consolidated statements of operations, and thus do not have an impact on CBIZ’s net income. The decrease in other income during the third quarter of 2006 from the comparable period in 2005 was primarily the result of lower contingent royalties received from previous divestitures, offset by an increase in the fair value of investments related to the deferred compensation plan.
Income Taxes
CBIZ recorded income tax expense from continuing operations of $2.1 million for each of the three-month periods ended September 30, 2006 and 2005. The effective tax rate for the three months ended September 30, 2006 was 38.9%, compared to an effective rate of 42.8% for the comparable period in 2005. The decrease in the effective tax rate for the third quarter of 2006 versus the comparable period in 2005 was primarily a result of the reduction of a valuation allowance for state tax credit carryforwards that occurred during the third quarter 2006.
Operating Practice Groups
Financial Services.

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$60,964	$59,778	$1,186
Acquired businesses	—	—	—

Total revenue	$60,964	$59,778	$1,186

Operating expenses	55,801	53,755	2,046

Gross margin	$5,163	$6,023	$(860)

Gross margin percent	8.5%	10.1%	(1.6%)
Same-unit revenue for the three months ended September 30, 2006 increased by $1.2 million or 2.0% from the three months ended September 30, 2005. The growth in same-unit revenue was primarily due to an increase in the aggregate number of hours charged and rates realized for traditional accounting and tax services provided to clients. The increase in same-unit revenue was partially offset by a decline in revenue from Sarbanes-Oxley consulting services.
The largest components of operating expenses for the Financial Services practice group are personnel costs and occupancy costs, representing 86.1% and 85.7% of total operating expenses for the three months ended September 30, 2006 and 2005, respectively. Personnel costs increased $1.8 million to 71.6% of revenue for the three months ended September 30, 2006 from 70.0% of revenue for the comparable period in 2005. The increase in personnel costs was primarily related to annual merit increases to existing employees, as well as an increase in salaries and benefits for new employees, as CBIZ continues to expand its professional workforce to accommodate future revenue growth. Occupancy costs are relatively fixed in nature but increased $0.2 million for the three months ended September 30, 2006 from the comparable period in 2005, primarily due to additional space required in certain facilities to accommodate the additional work force described above.
Gross margin as a percent of revenue decreased by 1.6% for the three months ended September 30, 2006 from the comparable period in 2005, as the result of a decline in Sarbanes-Oxley consulting services and an increase in personnel costs as described above.

Employee Services

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$38,599	$38,516	$83
Acquired businesses	1,502	—	1,502

Total revenue	$40,101	$38,516	$1,585

Operating expenses	33,176	30,450	2,726

Gross margin	$6,925	$8,066	$(1,141)

Gross margin percent	17.3%	20.9%	(3.6%)
Same-unit revenue for the three months ended September 30, 2006 increased by $0.1 million or 0.2% from the three months ended September 30, 2005. The increase in same-unit revenue was primarily attributable to growth in our group health businesses, and was offset by a decline in revenue at a specialty life insurance business. The growth in revenue from acquired businesses was provided by a property and casualty business in San Jose, California which was acquired during the first quarter of 2006, and a property and casualty business with offices in St. Joseph and Kansas City, Missouri, which was acquired during the second quarter of 2006.
The largest components of operating expenses for the Employee Services practice group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 87.3% and 86.5% of total operating expenses for the three months ended September 30, 2006 and 2005, respectively. Personnel costs increased $3.0 million for the three months ended September 30, 2006 from the comparable period in 2005, of which $1.1 million was attributable to acquired businesses. The remainder of the increase in personnel costs was primarily a result of commissions paid to our sales force, which are variable based upon revenue. Personnel costs increased as a percentage of revenue to 61.9% for the third quarter of 2006 from 56.8% for the comparable period in 2005, primarily due to a decline in revenue at the specialty life insurance business, which operates with fixed personnel costs in the short term. Commissions paid to third party brokers decreased as a percentage of revenue to 4.4% for the three months ended September 30, 2006 from 5.9% for the three months ended September 30, 2005, due to the termination of relationships with certain brokers and a decline in revenue at a specialty life insurance business. Occupancy costs increased $0.2 million, and were 5.9% and 5.7% of revenue for the third quarters of 2006 and 2005, respectively. The increase in occupancy costs was primarily due to new facilities and the acquired businesses previously discussed.
Gross margin as a percent of revenue decreased by 3.6% for the three months ended September 30, 2006 from the comparable period in 2005, primarily due to a decline in revenue at our specialty life insurance business, which operates with fixed personnel costs.
CBIZ Medical Management Professionals (CBIZ MMP).

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$26,336	$25,189	$1,147
Acquired businesses	3,410	—	3,410

Total revenue	$29,746	$25,189	$4,557

Operating expenses	24,255	20,051	4,204

Gross margin	$5,491	$5,138	$353

Gross margin percent	18.5%	20.4%	(1.9%)
Same-unit revenue increased by $1.1 million or 4.6% for the three months ended September 30, 2006 from the three months ended September 30, 2005. Growth was attributable to new clients obtained in 2006, the maturation of clients obtained in 2005, and growth in revenue from existing clients. The growth in revenue from acquired businesses was provided by a medical billing business based in Flint, Michigan which was acquired during the first quarter of 2006.

The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 89.0% and 88.8% of total operating expenses for the three months ended September 30, 2006 and 2005, respectively. Personnel costs increased by $2.4 million but decreased as a percentage of revenue to 56.2% for the three months ended September 30, 2006, from 56.7% of revenue for the comparable period in 2005. Acquired businesses accounted for $1.7 million of the increase in personnel costs; the remainder of the increase was due to an increase in the number of client service staff employed by CBIZ MMP during 2006 compared to 2005, as required to support the growth in revenue. The decrease in personnel costs as a percent of revenue was the result of the acquired business’s operating expense structure. Occupancy costs increased $0.2 million, and decreased as a percentage of revenue to 6.7% from 7.0% for the three months ended September 30, 2006 and 2005, respectively. The increase in occupancy costs was primarily due to additional space required and expenses incurred to accommodate overall growth of the unit. Office expenses for the three months ended September 30, 2006 increased $1.1 million to 9.7% of revenue from 7.0% of revenue for the comparable period in 2005, primarily due to the impact of an increase in postage rates, and the medical billing business that was acquired during the first quarter of 2006. In addition to medical billing services, the acquired business provides statement printing and mailing services to their clients, and thus incurs higher postage costs as a percentage of revenue than the typical CBIZ MMP billing office.
Gross margin as a percentage of revenue decreased 1.9% for the three months ended September 30, 2006 from the comparable period in 2005 primarily due to decreased revenue in certain market places, and the impact of the increase in postage rates described above.
National Practices.

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$12,571	$11,862	$709
Acquired businesses	—	—	—

Total revenue	$12,571	$11,862	$709

Operating expenses	11,219	11,205	14

Gross margin	$1,352	$657	$695

Gross margin percent	10.8%	5.5%	5.3%
Same-unit revenue increased $0.7 million or 6.0% for the three months ended September 30, 2006 from the comparable period in 2005. Approximately $0.3 million of the revenue growth was the result of a transaction that closed in our mergers and acquisitions business during the third quarter of 2006. The remainder of the increase in revenue was primarily attributable to growth in product sales and service revenue in our technology businesses, and additional markets and products in our health care consulting business.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 91.8% and 88.3% of total operating expenses for the three months ended September 30, 2006 and 2005, respectively. Personnel costs increased by $0.3 million, but decreased as a percentage of revenue to 57.8% for the three months ended September 30, 2006, from 58.6% for the comparable period in 2005. The increase in personnel costs was primarily due to additional personnel in our technology business, and commissions related to the mergers and acquisitions transaction that closed during the third quarter of 2006. Direct costs (which consist primarily of product costs associated with hardware sales in the technology businesses) increased $0.1 million, but decreased as a percentage of revenue to 20.9% for the three months ended September 30, 2006, from 21.4% for the three months ended September 30, 2005. The increase in direct costs occurred as a result of higher product sales during the third quarter of 2006 quarter versus the comparable period in 2005; the decrease in direct costs as a percentage of revenue occurred as a result of the mix of products that were sold during the third quarter of 2006 versus the comparable period in 2005. Occupancy costs are relatively fixed in nature and were approximately $0.4 million for each of the three months ended September 30, 2006 and 2005.
Gross margin as a percentage of revenue increased 5.3% for the three months ended September 30, 2006 from the comparable period in 2005. The improvement in gross margin was primarily a result of the mergers and acquisitions transaction that closed during the third quarter of 2006 and growth in our health care consulting business, combined with overall cost savings in controllable costs.

Nine months ended September 30, 2006 and 2005
Revenue
The following table summarizes total revenue for the nine months ended September 30, 2006 and 2005 (in thousands, except percentages).

	NINE MONTHS ENDED SEPTEMBER 30,
		% of		% of	$	%
	2006	Total	2005	Total	Change	Change
Same-unit revenue
Financial Services	$217,252	46.5%	$206,731	48.1%	$10,521	5.1%
Employee Services	120,109	25.7%	114,840	26.7%	5,269	4.6%
CBIZ MMP	78,589	16.8%	72,644	16.9%	5,945	8.2%
National Practices	38,008	8.2%	35,974	8.3%	2,034	5.7%

Total same-unit revenue	453,958	97.2%	430,189	100.0%	23,769	5.5%

Acquired businesses	13,243	2.8%	—		13,243

Total revenue	$467,201		$430,189		$37,012	8.6%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Expenses
Operating expenses increased to $397.7 million for the nine months ended September 30, 2006, from $368.6 million for the comparable period in 2005, an increase of $29.1 million or 7.9%. As a percent of revenue, operating expenses were 85.1% and 85.7% for the nine months ended September 30, 2006 and 2005, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 81.6% and 80.3% of total operating expenses and 69.5% and 68.8% of revenue for the nine months ended September 30, 2006 and 2005, respectively. As a percent of revenue, gross margin improved to 14.9% from 14.3% for the nine months ended September 30, 2006 and 2005, respectively. As the majority of our operating costs are relatively fixed in the short term, gross margin as a percentage of revenue generally improves with revenue growth. Gross margin improvement for the nine months ended September 30, 2006 over the comparable period of 2005 was partially offset by an increase in compensation expense of $1.7 million related to the expensing of employee stock awards as required by SFAS 123R, “Share-Based Payment.” A more comprehensive analysis of compensation costs and gross margins are discussed under “Operating Practice Groups” below.
Corporate general and administrative expenses decreased to $19.6 million for the nine months ended September 30, 2006, from $20.2 million for the comparable period in 2005. As a percentage of revenue, corporate general and administrative expenses decreased to 4.2% from 4.7% for the nine months ended September 30, 2006 and 2005, respectively. The decrease in corporate general and administrative expenses during the first nine months of 2006 from the comparable period in 2005 was primarily the result of legal fees incurred during the nine months ended September 30, 2005 which included $1.1 million in expenses related to the settlement of a litigation matter; fees of that magnitude did not recur during the nine months ended September 30, 2006. The decrease in corporate general and administrative expenses during the first nine months of 2006 from the comparable period in 2005 was also attributable to adjustments made to our estimate of incentive compensation, offset by an increase of $0.9 million in compensation costs related to the expensing of employee stock awards as required by SFAS 123R, “Share-Based Payment.”
Depreciation and amortization expense was $12.5 million and 2.7% of revenue for the nine months ended September 30, 2006, compared to $11.4 million and 2.7% of revenue for the comparable period in 2005. The increase in depreciation and amortization expense was primarily due to an increase in the amortization of intangible assets as the result of businesses and client lists that were acquired after September 30, 2005. The increase in amortization was partially offset by a decrease in depreciation expense, primarily attributable to CBIZ continuing to shift away from purchasing computer-related equipment and furniture to leasing such items.

Interest expense was $2.5 million and $2.4 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Average debt was $74.2 million for the nine months ended September 30, 2006, compared to $55.2 million for the comparable period in 2005, and average interest rates were 4.3% and 5.2% during the nine months ended September 30, 2006 and 2005, respectively. Higher average debt during the nine months ended September 30, 2006 versus the comparable period in 2005, was primarily the result of CBIZ completing a $100.0 million offering of convertible senior subordinated notes (“Notes”) on May 30, 2006. Proceeds from the offering were used to pay-off the debt balance under the $100.0 million unsecured credit facility and to repurchase CBIZ common stock. CBIZ expects the average interest rate for the remainder of 2006 to continue to decrease, as the Notes carry a fixed interest rate of 3.125%.
Other Income and Expense
Other income, net was $2.8 million for the nine months ended September 30, 2006, and $2.2 million for the comparable period in 2005, an increase of $0.6 million. Other income (expense), net is comprised primarily of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation plan are offset by adjustments to compensation costs which are recorded as operating or corporate general and administrative expenses in the consolidated statements of operations, and thus do not have on impact an CBIZ’s net income. The increase in other income during the nine months ended September 30, 2006 from the comparable period in 2005 was primarily the result of an increase in the fair value of investments related to the deferred compensation plan and proceeds received on a life insurance policy, offset by lower contingent royalties received from previous divestitures.
Income Taxes
CBIZ recorded income tax expense from continuing operations of $15.1 million and $12.1 million for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rate for the nine months ended September 30, 2006 was 40.1%, compared to an effective rate of 40.5% for the comparable period in 2005. The effective tax rate for the nine months ended September 30, 2006 decreased from the comparable period in 2005, primarily due to the 2006 reduction of a valuation allowance for state tax credit carryforwards, based upon an improved ability to utilize such carryforwards. The impact of this reduction was partially offset by an increase in state income tax expense due to state tax law changes that became effective during 2006.
Operating Practice Groups
Financial Services.

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$217,252	$206,731	$10,521
Acquired businesses	258	—	258

Total revenue	$217,510	$206,731	$10,779

Operating expenses	178,062	168,533	9,529

Gross margin	$39,448	$38,198	$1,250

Gross margin percent	18.1%	18.5%	(0.4%)
Same-unit revenue for the nine months ended September 30, 2006 increased by $10.5 million or 5.1% from the nine months ended September 30, 2005. The growth in same-unit revenue was primarily due to an increase in the aggregate number of hours charged and rates realized for traditional accounting and tax services provided to clients. The increase in same-unit revenue was partially offset by a decline in revenue from Sarbanes-Oxley consulting services. The growth in revenue from acquired businesses was provided by a valuation business in Milwaukee, Wisconsin which was acquired during the first quarter of 2005.
The largest components of operating expenses for the Financial Services practice group are personnel costs and occupancy costs, representing 86.6% and 85.3% of total operating expenses for the nine months ended September 30, 2006 and 2005, respectively. Personnel costs increased $9.9 million to 64.9% of revenue for the nine months ended September 30, 2006 from 63.4% of revenue for the comparable period in 2005. The increase in personnel costs was primarily related to annual merit increases to existing employees, as well as an increase in salaries and benefits for new employees as CBIZ continues to expand its professional workforce to accommodate future revenue growth. Occupancy costs are relatively fixed in nature but increased $0.5 million for the nine months ended September 30, 2006 from the comparable period in 2005, primarily due to additional space required in certain facilities to accommodate the additional work force described above.
Gross margin as a percent of revenue decreased 0.4% for the nine months ended September 30, 2006 from the comparable period in 2005, as the result of a decline in Sarbanes-Oxley consulting services and an increase in personnel costs as described above. CBIZ expects revenue growth for the Financial Services group to continue throughout 2006; however, due to the seasonal nature of the accounting and tax businesses, gross margin may decline slightly from the levels recorded for the first nine months of 2006.
Employee Services

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$120,109	$114,840	$5,269
Acquired businesses	3,560	—	3,560

Total revenue	$123,669	$114,840	$8,829

Operating expenses	99,552	92,331	7,221

Gross margin	$24,117	$22,509	$1,608

Gross margin percent	19.5%	19.6%	(0.1%)
Same-unit revenue for the nine months ended September 30, 2006 increased by $5.3 million or 4.6% from the nine months ended September 30, 2005. The increase in same-unit revenue was primarily attributable to growth in our retail group health, payroll services and human capital advisory businesses. The growth in revenue from acquired businesses was provided by a property and casualty business in San Jose, California which was acquired during the first quarter of 2006, and a property and casualty business with offices in St. Joseph and Kansas City, Missouri, which was acquired during the second quarter of 2006.
The largest components of operating expenses for the Employee Services practice group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 87.0% and 86.9% of total operating expenses for the nine months ended September 30, 2006 and 2005, respectively. Personnel costs increased $7.2 million for the nine months ended September 30, 2006 from the comparable period in 2005, of which $2.3 million was attributable to acquired businesses. The remainder of the increase in personnel costs was primarily a result of commissions paid to our sales force, which are variable based upon revenue. Personnel costs increased as a percentage of revenue to 60.0% for the nine months ended September 30, 2006 from 58.4% for the comparable period in 2005, primarily due to a decline in revenue at the specialty life insurance business which operates with fixed personnel costs in the short term. Commissions paid to third party brokers decreased as a percentage of revenue to 4.2% for the nine months ended September 30, 2006 from 5.8% for the nine months ended September 30, 2005, due to the termination of relationships with certain brokers and a decline in revenue at a specialty life insurance business. Occupancy costs increased $0.7 million, to 5.8% of revenue for the nine months ended September 30, 2006 from 5.7% for the comparable period in 2005. The increase in occupancy costs was primarily due to new facilities and the acquired businesses previously discussed.
Gross margin as a percent of revenue decreased by 0.1% for the nine months ended September 30, 2006 from the comparable period in 2005. The decrease in gross margin was primarily a result of the decline in revenue at our specialty life insurance business which operates with fixed personnel costs, combined with an increase in personnel costs related to commissions, as a higher portion of revenue for the nine months ended September 30, 2006 resulted in commission payments to employees than in the comparable period of 2005. CBIZ expects revenue growth for the Employee Services group to continue throughout 2006, at margins consistent with current levels.

CBIZ Medical Management Professionals (CBIZ MMP).

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$78,589	$72,644	$5,945
Acquired businesses	9,425	—	9,425

Total revenue	$88,014	$72,644	$15,370

Operating expenses	73,076	59,370	13,706

Gross margin	$14,938	$13,274	$1,664

Gross margin percent	17.0%	18.3%	(1.3%)
Same-unit revenue increased by $5.9 million or 8.2% for the nine months ended September 30, 2006 from the nine months ended September 30, 2005. Growth was attributable to new clients obtained in 2006, the maturation of clients obtained in 2005, and growth in revenue from existing clients. The growth in revenue from acquired businesses was provided by a medical billing business based in Flint, Michigan which was acquired during the first quarter of 2006.
The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 89.2% and 88.2% of total operating expenses for the nine months ended September 30, 2006 and 2005, respectively. Personnel costs increased by $8.6 million but decreased as a percentage of revenue to 57.5% for the nine months ended September 30, 2006, from 57.8% for the comparable period in 2005. Acquired businesses contributed $4.9 million of the increase in personnel costs; the remainder of the increase was due to an increase in the number of client service staff employed by CBIZ MMP during 2006 compared to 2005, as required to support the growth in revenue. The decrease in personnel costs as a percent of revenue was the result of the acquired business’s operating expense structure. Occupancy costs increased $0.9 million, but decreased slightly as a percentage of revenue to 6.8% from 7.0% for the nine months ended September 30, 2006 and 2005, respectively. The increase in occupancy costs was primarily due to additional space required and expenses incurred to accommodate overall growth of the unit. Office expenses for the nine months ended September 30, 2006 increased $3.3 million to 9.7% of revenue from 7.2% of revenue for the comparable period in 2005, primarily due to the impact of an increase in postage rates, and the medical billing business that was acquired during the first quarter of 2006. In addition to medical billing services, the acquired business provides statement printing and mailing services to their clients, and thus incurs higher postage costs as a percentage of revenue than the typical CBIZ MMP billing office.
Gross margin as a percentage of revenue decreased 1.3% for the nine months ended September 30, 2006 from the comparable period in 2005, primarily due to decreased revenue in certain market places and the impact of the postage rate increase described above. CBIZ MMP expects revenue growth to continue throughout the remainder of 2006, accompanied by a modest decline in gross margin from 2005 levels.
National Practices.

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	Change
	(Dollars in thousands)
Revenue
Same-unit	$38,008	$35,974	$2,034
Acquired businesses	—	—	—

Total revenue	$38,008	$35,974	$2,034

Operating expenses	33,194	33,080	114

Gross margin	$4,814	$2,894	$1,920

Gross margin percent	12.7%	8.0%	4.7%
Same-unit revenue for the nine months ended September 30, 2006 increased by $2.0 million or 5.7% from the nine months ended September 30, 2005. Approximately $1.0 million of the revenue growth was attributable to our mergers and acquisitions business which closed three transactions during the nine months ended September 30, 2006 versus two transactions during the comparable period in 2005. The remainder of the increase in revenue was primarily attributable to our technology businesses, which experienced growth in service revenue and product sales.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 91.8% and 89.3% of total operating expenses for the nine months ended September 30, 2006 and 2005, respectively. Personnel costs increased $0.5 million, but decreased as a percentage of revenue to 58.7% from 60.5% for the nine months ended September 30, 2006 and 2005, respectively. The increase in personnel costs was primarily due to additional personnel in our technology business and commissions related to the mergers and acquisitions transactions that closed during the nine months ended September 30, 2006. Direct costs (which consist primarily of product costs associated with hardware sales in the technology businesses) increased $0.5 million to 18.4% of revenue for the nine months ended September 30, 2006 from 18.2% of revenue for the comparable period in 2005 as a larger portion of revenue was derived from product sales during the nine months ended September 30, 2006 than in the comparable period of 2005. Occupancy costs are relatively fixed in nature and were approximately $1.2 million for each of the nine months ended September 30, 2006 and 2005.
Gross margin as a percentage of revenue increased 4.7% for the nine months ended September 30, 2006 from the comparable period in 2005. The improvement in gross margin was primarily a result of the number and size of transactions closed by our mergers and acquisitions business during the first nine months of 2006 versus the comparable period in 2005, growth in service revenue experienced by our technology businesses, and overall cost savings in controllable costs. CBIZ expects gross margin for the remainder of 2006 to be slightly higher than 2005 levels.
Results of Operations – Discontinued Operations
During the second quarter of 2006, CBIZ sold an operation from the Financial Services practice group which was classified as available for sale at March 31, 2006. During the first quarter of 2006, the unit was written down to its fair value, resulting in a pre-tax loss of approximately $0.2 million. CBIZ also sold certain property tax operations from a business unit in the National Practices group during the second quarter of 2006. The business was classified as a discontinued operation in 2005, and the sale resulted in a pre-tax loss of approximately $0.5 million. These losses are included in “gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations.
During 2005, CBIZ closed an operation from the Financial Services practice group, sold an operation from the Employee Services practice group, and committed to the divestiture of a business unit in the National Practices practice group (a portion of which was sold during the second quarter of 2006 as described above). The Employee Services operation was sold during the third quarter of 2005 for proceeds that included contingent payments which are determined based upon the divested operation’s actual future performance. Contingent proceeds are recorded as they are earned and are included in “gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. The sale of the Employee Services operation resulted in a pre-tax gain of $1.2 million at closing, and contingent proceeds earned by CBIZ during the three and nine months ended September 30, 2006 totaled approximately $0.9 million and $2.0 million, respectively.
Financial Condition
Total assets were $493.9 million, total liabilities were $267.7 million and shareholders’ equity was $226.2 million as of September 30, 2006. Current assets of $220.4 million exceeded current liabilities of $145.8 million by $74.6 million.
Cash and cash equivalents increased by $6.6 million to $15.5 million at September 30, 2006 from December 31, 2005. Restricted cash was $14.5 million at September 30, 2006, an increase of $4.6 million from December 31, 2005. Restricted cash represents those funds held in connection with CBIZ’s NASD regulated operations and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $114.0 million at September 30, 2006, an increase of $15.6 million from December 31, 2005. Days sales outstanding (DSO) represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

DSO was 71 days, 65 days and 72 days at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.
Other current assets were $8.5 million and $9.5 million at September 30, 2006 and December 31, 2005, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients are directly offset by client fund obligations. Funds held for clients fluctuate during the year based on the timing of cash receipts and related payments, and are further described in Note 1 to the accompanying consolidated financial statements.
Notes receivable (current and non-current) decreased by $4.9 million at September 30, 2006 from December 31, 2005. The decrease in notes receivable relates primarily to a payment received in the second quarter of 2006 for contingent proceeds earned on the Employee Services business that was sold in the third quarter of 2005 (further discussed under “Results of Operations — Discontinued Operations” above).
Goodwill and other intangible assets, net of accumulated amortization, increased by $22.3 million at September 30, 2006 from December 31, 2005. Acquisitions, including contingent consideration earned, resulted in a $20.0 million increase in intangible assets during the nine months ended September 30, 2006. Additionally, CBIZ acquired the trade name of a nationally recognized practice which is recorded as an other intangible asset. Intangible assets decreased by $3.4 million as a result of amortization expense.
Assets of the deferred compensation plan represent participant deferral accounts. The assets are held in a rabbi trust and are directly offset by obligations of the plan, representing obligations due to the participants. Although the assets of the plan are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan, in the event that CBIZ became insolvent, the assets would be available to all unsecured general creditors. The plan is described in further detail in our Annual Report for the year ended December 31, 2005.
The accounts payable balance of $24.5 million at September 30, 2006 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $30.5 million at September 30, 2006 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs.
Other liabilities (current and non-current) increased by $1.7 million at September 30, 2006 from December 31, 2005, primarily as a result of acquisitions, differences between cash payments required under various operating leases versus rent expense which is recognized on a straight-line basis, and interest payable related to the $100.0 million offering of convertible senior subordinated notes (discussed below), offset by a net decrease in notes payable as the result of payments made during the nine months ended September 30, 2006.
Income taxes payable of $7.5 million at September 30, 2006 and $1.1 million at December 31, 2005 represents our estimate of taxes due on current year income. The increase in income taxes payable at September 30, 2006 from December 31, 2005 was primarily due to the provision for income taxes for the nine months ended September 30, 2006, offset by estimated tax payments and tax benefits related to the exercise of stock options.
On May 30, 2006, CBIZ completed a $100.0 million offering of convertible senior subordinated notes (“Notes”) due in 2026. Net proceeds from the sale of the Notes were used to repurchase approximately 6.6 million shares of CBIZ common stock at a cost of approximately $52.5 million (concurrent with closing the notes) and to repay the outstanding balance under our $100.0 million unsecured credit facility. See further discussion under “Liquidity and Capital Resources” below.
Stockholders’ equity decreased $28.5 million to $226.2 million at September 30, 2006 from $254.7 million at December 31, 2005. The decrease in stockholders’ equity was primarily due to share repurchases of 8.1 million shares for a total cost of approximately $62.9 million, offset by net income of $21.4 million, the exercise of stock options and related tax benefits which contributed $8.0 million, the issuance of $2.5 million in common shares in relation to business acquisitions, and $2.8 million related to the recognition of stock compensation expense.

Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of commissions and fees for professional services and products rendered to its clients. CBIZ supplements net operating cash with an unsecured credit facility, and with $100.0 million in convertible senior subordinated notes (“Notes”). The Notes, were sold to qualified institutional buyers on May 30, 2006, mature on June 1, 2026, and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011. CBIZ received approximately $97.0 million in net proceeds from the sale of the Notes, after deducting expenses of approximately $3.0 million. CBIZ used approximately $52.5 million of the net proceeds to repurchase 6.6 million shares of CBIZ common stock (concurrent with closing the Notes). The remaining proceeds were used to repay the outstanding balance under CBIZ’s credit facility, which bears interest at a higher rate than the 3.125% interest rate on the Notes.
CBIZ’s $100.0 million unsecured credit facility was amended during the second quarter of 2006 to permit issuance of the Notes. The facility has a five year term expiring in February 2011, and carries an option to increase the commitment to $150.0 million. At September 30, 2006, CBIZ did not have outstanding borrowings under its credit facility, but did have letters of credit and performance guarantees totaling $3.7 million. Available funds under the facility based on the terms of the commitment were approximately $88.7 million at September 30, 2006. Management believes cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the next twelve months, including capital expenditures, working capital requirements, and strategic investments.
The facility allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it was in compliance with its covenants as of September 30, 2006 and projects that it will remain in compliance for the remainder of 2006.
CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a shelf registration under which it can offer such securities. See our Annual Report for the year ended December 31, 2005 for a description of the shelf registration statement.
Sources and Uses of Cash
Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash is followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters. During the nine months ended September 30, 2006, net cash provided by operating activities was $16.2 million, compared to $34.8 million for the comparable period in 2005. The decrease of $18.6 million in net cash provided by operating activities was primarily due to a decrease in the change in income taxes of $3.1 million, a decrease in the change in accrued personnel costs of $13.0 million, and an increase in the change in accounts receivable, net of $4.4 million.
Cash flows from investing activities consist primarily of payments toward capital expenditures and business acquisitions, proceeds from divested operations, the collection of notes receivable and proceeds received from a life insurance policy. CBIZ used $18.4 million in net cash for investing activities during the nine months ended September 30, 2006, compared to $12.4 million during the comparable period in 2005. Investing uses of cash during the nine months ended September 30, 2006 primarily consisted of $20.6 million of net cash used towards business acquisitions, $2.4 million for the acquisition of other intangible assets and $4.8 million for capital expenditures (net), offset by $7.3 million in proceeds received from the sale of various operations, $0.6 million in proceeds received from a life insurance policy, and $1.5 million in net collections on notes receivable. Investing uses of cash during the nine months ended September 30, 2005 primarily consisted of $11.0 million of net cash used toward business acquisitions and $4.7 million for capital expenditures (net), offset by $2.0 million in proceeds received from the sale of operations and $1.3 million in net collections on notes receivable. Capital expenditures primarily consisted of technology investments, leasehold improvements, and purchases of furniture and equipment.

Cash flows from financing activities consist primarily of proceeds received from the convertible senior subordinated notes that were issued in the second quarter of 2006, net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, net borrowing and payment activity toward notes payable and capitalized leases, and proceeds from the exercise of stock options. Net cash provided by financing activities during the nine months ended September 30, 2006 was $8.8 million compared to a $22.2 million net use of cash for the comparable period in 2005. Financing sources of cash during the nine months ended September 30, 2006 included $100.0 million in proceeds from convertible senior subordinated notes, and $8.0 million in proceeds from the exercise of stock options (including tax benefits), offset by $32.2 million in net payments toward the credit facility, $62.9 million in cash used to repurchase shares of CBIZ common stock, $0.5 million in net payments towards notes payable and capitalized leases, and $3.6 million in cash paid for debt issuance costs (primarily related to the convertible senior subordinated notes). During the nine months ended September 30, 2005, financing sources of cash included $2.2 million in proceeds from the exercise of stock options, offset by $10.2 million in net payments toward the credit facility, $13.7 million in cash used to repurchase shares of CBIZ common stock, and $0.4 million in net payments towards notes payable and capitalized leases.
Obligations and Commitments
CBIZ’s contractual obligations for future payments as of September 30, 2006 were as follows (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
On-Balance Sheet
Convertible notes	$100,000	$—	$—	$—	$—	$—	$100,000

Notes payable	4,810	1,176	1,839	1,095	700	—	—

Capitalized leases	1,176	153	534	417	72	—	—
Restructuring lease obligations(1)	9,320	803	2,783	2,101	1,366	927	1,340

Off-Balance Sheet
Non-cancelable operating lease obligations	172,809	8,072	29,420	26,413	21,941	18,826	68,137
Letters of credit in lieu of cash security deposits	1,999	—	1,386	—	—	35	578
Performance guarantees for non-consolidated affiliates	1,672	—	1,481	—	191	—	—
License bonds and other letters of credit	1,607	—	—	—	—	—	1,607

Total	$293,393	$10,204	$37,443	$30,026	$24,270	$19,788	$171,662

(1)	Excludes cash that CBIZ expects to receive under subleases.
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
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.7 million and $2.4 million at September 30, 2006 and December 31, 2005, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others“, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.0 million at September 30, 2006 and December 31, 2005. In addition, CBIZ provides bonds to various state agencies to meet certain licensing requirements. The amount of bonds outstanding at September 30, 2006 and December 31, 2005 totaled $1.6 million and $1.2 million, respectively.

CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2006, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.
Interest Rate Risk Management
CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or nine-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. During the nine months ended September 30, 2006 and the twelve months ended December 31, 2005, management did not utilize interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.
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
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no goodwill impairment during the three or nine months ended September 30, 2006 or 2005.
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
Other Significant Policies
Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to understanding the consolidated financial statements. Those policies are described in Note 1 to the consolidated financial statements contained in our Annual Report for the year ended December 31, 2005.

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions and requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. CBIZ is currently evaluating the impact of adoption of FIN 48 on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. CBIZ is currently evaluating the impact of adoption of SFAS No. 157 on the consolidated financial statements.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. CBIZ is currently evaluating the impact of adoption of SAB 108 on the consolidated financial statements.
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
A more detailed description of risk factors may be found in CBIZ’s Annual Report for the year ended December 31, 2005. CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America, would affect the rate at which CBIZ could borrow funds under its credit facility. Although CBIZ did not have a balance outstanding under its credit facility at September 30, 2006, CBIZ may borrow funds under its credit facility in future periods which could expose the Company to interest rate risk.
CBIZ does not engage in trading market risk sensitive instruments. CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or nine-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.
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
There were no changes in our Internal Controls that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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
Item 1A. Risk Factors
Factors that may affect CBIZ’s actual operating and financial results are described in “Item 1A. Risk Factors” of CBIZ’s Annual Report for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) On February 9, 2006, CBIZ’s Board of Directors authorized a share repurchase program allowing for share repurchases of up to 5.0 million shares of CBIZ common stock. On May 18, 2006, CBIZ’s Board of Directors authorized a supplemental share repurchase program allowing for share repurchases of up to 10.0 million shares of CBIZ common stock, in addition to the 5.0 million shares previously authorized. Under these programs, shares may be repurchased in the open market and in privately negotiated transactions. The programs expire March 31, 2007, and CBIZ does not expect to terminate the programs prior to their expiration. Stock repurchase activity during the three months ended September 30, 2006 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).
Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total	Average	Purchased as	May Yet Be
	Number of	Price Paid	Part of Publicly	Purchased
	Shares	Per	Announced	Under the
Period	Purchased	Share (1)	Plans	Plans
July 1 – July 31, 2006 (2), (3)	841	$7.04	841	6,964
August 1 – August 31, 2006 (2)	34	$7.02	34	6,930
September 1 – September 30, 2006	—	$—	—	6,930

Total third quarter purchases	875	$7.04	875

(1)	Average price paid per share includes fees and commissions.

(2)	Open market purchases.

(3)	The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, a broker is granted discretion to repurchase shares on the Company’s behalf, and the broker is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
According to the terms of CBIZ’s credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 4 to the accompanying consolidated financial statements for a description of working capital restrictions and limitations upon the payment of dividends.

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

CBIZ, Inc.
(Registrant)

Date: November 9, 2006	By:	/s/ Ware H. Grove Ware H. Grove
Chief Financial Officer