Form 10-K
period 2006-12-31
CBIZ, Inc.
filed 2007-03-16
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-25890

CBIZ, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2769024

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio	44131

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (216) 447-9000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01	New York Stock Exchange

(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $513.9 million as of June 30, 2006.

The number of outstanding shares of the registrant’s common stock is 66,669,709 as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III	Portions of the Registrant’s Definitive Proxy Statement relative to the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchanges Commission no later than 120 days after the end of the Registrant’s fiscal year.

CBIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report to “we”, “our”, “us”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its wholly-owned subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year which ends on December 31.

Available Information

CBIZ’s principal executive office is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, and our telephone number is (216) 447-9000. Our website is located at http://www.cbiz.com. CBIZ makes available, free of charge on its website, through the investor information page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after CBIZ files (or furnishes) such reports with the U.S. Securities and Exchange Commission (SEC). The public may read and copy materials we file (or furnish) with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, and may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information about us at http://www.sec.gov. Our corporate code of conduct and ethics and the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors are available on the investor information page of CBIZ’s website, referenced above, and in print to any shareholder who requests them.

PART I

Item 1	Business.

Overview and History

CBIZ provides professional business services that help clients manage their finances, employees and technology. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ delivers its integrated services through the following four practice groups:

•	Financial Services

•	Employee Services

•	Medical Management Professionals

•	National Practices

CBIZ believes that our diverse and integrated services offerings results in advantages for both the client and for CBIZ. By providing custom solutions that help our clients manage their finances, employees and technology, CBIZ enables our clients to focus their resources on their own core business and operational competencies. Additionally, working with one provider for several solutions enables our clients to utilize their resources more efficiently by eliminating the need to coordinate with multiple service providers. For example, the employee data used to process payroll can also be used by a CBIZ health and welfare insurance agent and benefits consultant to provide an appropriate benefits package to a client’s employee base. In addition, the relationship our accounting and tax advisors have with their clients allows us to identify financial planning, wealth management, and other business opportunities. The ability to combine several services and offer them through one trusted provider distinguishes CBIZ from other service providers.

Effective August 1, 2005, after approval by our Board of Directors and shareholders, CBIZ changed its corporate name from “Century Business Services, Inc.” to “CBIZ, Inc.”, and effective August 4, 2006, CBIZ transferred the listing of its common stock to the New York Stock Exchanges (NYSE) under the new symbol “CBZ”. Prior to August 4, 2006, CBIZ’s common stock was traded on the NASDAQ National Market under the symbol “CBIZ”. CBIZ has been operating as a professional services business since 1997, and built its professional services business through acquiring accounting, benefits, technology, valuation and other service firms throughout the United States.

Business Strategy

CBIZ’s business strategy is to grow in the business services industry through: internal organic growth, cross-serving our existing clients, and targeted acquisitions. Each of these components are critical to our long-term growth strategy, and we expect each component to contribute equally to our long-term revenue growth.

CBIZ has capitalized on organic growth opportunities, and believes it can continue to capitalize on opportunities, including:

•	Market opportunity from accounting industry consolidation;

•	Expansion of the medical billing business;

•	Internal audit outsourcing;

•	A unique web-based employee benefits platform offering;

•	Growth of human capital advisory, retirement planning and wealth management services;

•	Valuation services; and

•	A generally underserved market.

Cross-serving provides CBIZ with the opportunity to deliver multiple services to existing clients, and thus contributes to revenue growth through the expansion of business to such clients. Cross-serving opportunities are identified by our employees as they provide services to their existing clients. Being a trusted advisor to our clients provides CBIZ with the opportunity to identify our clients’ needs, while the diverse and integrated services offered by CBIZ allows us to provide solutions to satisfy our clients’ needs.

Our acquisition strategy is to selectively acquire businesses that expand our market position and strengthen our existing service offerings. Strategic businesses that CBIZ seeks to acquire generally have a strong potential for cross-serving to CBIZ’s clients, can integrate quickly with existing CBIZ operations, have strong and energetic leadership, and are accretive to earnings.

CBIZ continually strives to create value for our shareholders, and believes that repurchasing shares of its common stock is a use of cash that provides such value. Accordingly, CBIZ continually evaluates share repurchase opportunities, and may repurchase shares of its common stock when capital resources are available, and such repurchases are accretive to shareholders.

Business Services

During the first quarter of 2006, CBIZ realigned its operations into four client-centric practice groups, and changed the names of those practice groups to encompass the comprehensive range of services offered by each of the respective groups. Changes made to CBIZ’s practice groups during the first quarter of 2006 were as follows:

•	Financial Services: The Financial Services group was formerly referred to as “Accounting, Tax and Advisory Services”. In addition, CBIZ Valuation Group was transferred from National Practices into Financial Services during the first quarter of 2006.

•	Employee Services: The Employee Services practice group was formerly referred to as “Benefits and Insurance Services”. In addition, CBIZ Payroll Services was transferred from National Practices into Employee Services during the first quarter of 2006.

•	Medical Management Professionals: Medical Management Professionals (CBIZ MMP) is an individual practice group. Historically, CBIZ MMP was reported and managed within the National Practices group.

•	National Practices: The National Practices group is primarily comprised of business units offering technology services to clients, as well as other units whose individual size do not meet quantitative thresholds as provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. During the first quarter of 2006, CBIZ Valuation Group and CBIZ Payroll Services were transferred out of National Practices into Financial Services and Employee Services, respectively.

Prior period financial statements have been reclassified to reflect these changes in segment reporting. Although financial results for the individual practice groups have changed, there was no impact to CBIZ’s consolidated financial statements as a result of these reclassifications.

Services

CBIZ delivers its integrated services through four operating practice groups. A general description of services provided by practice group, is provided in the table below.

Financial Services

•	Accounting

•	Tax

•	Financial Advisory

•	Litigation Support

•	Valuation

•	Sarbanes-Oxley 404 Consulting

•	Internal Audit

•	Fraud Detection

•	Real Estate Advisory

Employee Services

•	Group Health

•	Property & Casualty

•	COBRA / Flex

•	Retirement Planning

•	Wealth Management

•	Life Insurance

•	Human Capital Management

•	Payroll Services

•	Specialty Life Insurance

•	Actuarial Services

National Practices

•	Managed Networking and Hardware Services

•	IT Consulting

•	Project Management

•	Software Solutions

•	Mergers & Acquisitions

•	Health Care Consulting

•	Government Relations

CBIZ MMP

•	Coding and Billing

•	Accounts Receivable Management

•	Full Practice Management Services

Practice Groups

During the year ended December 31, 2006, CBIZ’s operating practice groups contributed to consolidated revenue as follows: Financial Services, 46.2%; Employee Services, 25.9%; CBIZ MMP, 19.5%; and National Practices, 8.4%. Revenue by practice group for the years ended December 31, 2006, 2005 and 2004, is provided in the table below (in millions):

	Year Ended December 31,
	2006	2005	2004

Financial Services	$277.5	$262.1	$226.2
Employee Services	155.7	141.8	133.5
CBIZ MMP	117.4	98.2	87.7
National Practices	50.5	48.6	44.8

Total CBIZ	$601.1	$550.7	$492.2

Certain external relationships and regulatory factors currently impacting CBIZ’s practice groups are provided in the paragraphs below. See Note 20 of the accompanying consolidated financial statements for further discussion of CBIZ’s practice groups.

Financial Services

The Financial Services practice is divided into three geographic regions, representing the East, Midwest, and West regions of the United States, and a national service division consisting of those units that provide their services nationwide. The East, Midwest and West regions are each headed by a designated regional director, each of whom report to the Senior Vice President, Financial Services. Those units within the national service division report either directly to the Senior Vice President, Financial Services, or to a designated regional director.

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

Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and amounted to approximately $71.4 million, $69.0 million, and $46.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis. The ASAs typically have terms ranging up to ten years, and are renewable upon agreement by both parties. In January 2006, the ASA between CBIZ and Mayer Hoffman McCann P.C., the largest firm associated with CBIZ, was extended for an additional eighteen years, with certain rights of extension and termination.

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

The CPA firms with which CBIZ maintains ASAs may operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. Neither the existence of the ASAs nor the providing of services thereunder is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of their respective services. Attest services can not be performed by any individual or entity which is not licensed to do so. CBIZ can not perform audits, reviews, compilations, or other attest services, does not contract to perform them and does not provide audit, review, compilation, or other attest reports. Given this legal prohibition and course of conduct, CBIZ does not believe it is likely that we would bear the risk of litigation losses related to attest services provided by the CPA firms.

At December 31, 2006, CBIZ maintained administrative service agreements with four CPA firms. Most of the members and/or shareholders of the CPA firms are also CBIZ employees, and CBIZ renders services to the CPA firms as an independent contractor. The number of firms with which CBIZ maintains administrative service agreements decreased when a majority of the partners of the CPA firms with whom we previously maintained ASAs joined Mayer Hoffman McCann, P.C. (MHM P.C.), an independent national CPA firm headquartered in Kansas City, Kansas. MHM P.C. has 209 shareholders, a vast majority of whom are also employees of CBIZ. MHM maintains a seven member Board of Directors. There are no board members of MHM P.C. who hold senior officer positions at CBIZ. CBIZ’s association with MHM P.C. offers clients access to the multi-state resources and expertise of a national CPA firm. The advantage to CBIZ of these consolidations is a reduction in the number of different firms with which we maintain ASAs.

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

Employee Services

CBIZ’s Employee Services group operates under one Senior Vice President who oversees the practice group, along with a senior management team which supports the practice group leader along: functional; product; and unit management lines. The business units that comprise CBIZ’s Employee Services group are organized between Retail and National Services. The Retail offices generally provide services locally, within their geographic area. The National group is comprised of several specialty operations that provide unique services on a national scale.

CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of our performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received during the years ended December 31, 2006, 2005 and 2004 were less than 2% of consolidated CBIZ revenue for the respective periods.

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

Medical Management Professionals

CBIZ Medical Management Professionals (CBIZ MMP) provides billing and collection as well as full-practice management services for hospital-based physicians practicing anesthesiology, pathology, radiology and emergency medicine. CBIZ MMP operates under one Senior Vice President who reports to CBIZ’s Chief Executive Officer. The Senior Vice President is supported by an executive management team which oversees CBIZ MMP’s operating units along functional and product lines. CBIZ MMP’s operating units are organized into three geographic regions representing the East, Central and West regions of the United States. Each region is managed by a two person management team, focused on finance and operations.

Changes in some managed care plans and federal Medicare and Medicaid physician and practice expense reimbursement rules and rates are expected to adversely affect revenue in our existing physician and medical billing and collections business. The Deficit Reduction Act of 2005 also provides for a reduction and cap beginning in 2007 of reimbursement for certain fees and charges related to imaging services and facilities of offices, imaging centers and independent diagnostic testing facilities. In addition, certain managed care payors may impose precertification and other management programs which could limit or control the use of, and reimbursement for, imaging and diagnostic services. Certain managed care payors may institute “Pay for Performance” and “quality initiative” programs that could limit or control physician, office and facility, and practice services and procedures, as well as reimbursement costs, and replace volume-based payment methods. Since our physician and medical billing and collections business is typically paid a portion of the revenue collected on behalf of our clients, any reduction in the volume of services or reimbursement rates for such services or expenses for which our clients are eligible to be paid may adversely affect our ability to generate revenue and maintain margins. CBIZ will make its best efforts to take appropriate actions to maintain margins in this business, however there is no assurance that we will be able to maintain margins at historic levels. These changes in reimbursement rates may provide CBIZ with the opportunity to increase the number of clients to which medical coding and billing services are provided, as they may cause physicians who do not currently utilize third party providers to consider the use of CBIZ’s medical coding and billing services.

National Practices

The National Practices group offers technology and other services, including health care consulting, mergers and acquisitions, and government relations services. The majority of the units within the National Practices group report to CBIZ’s President and Chief Operating Officer, with one unit reporting to CBIZ’s Chief Executive Officer.

Sales and Marketing

CBIZ’s branding strategy has historically focused on providing CBIZ with a consistent image and value proposition within each of its primary geographic and industry markets. Beginning in 2005, CBIZ capitalized on those successful efforts by refining its message to reinforce the CBIZ “Client Centric” model — a more intuitive way of taking the wide array of CBIZ service offerings to market, based on the fundamental needs of businesses to manage their financial, employee and technology challenges. These efforts included an evolution of the CBIZ advertising strategy, focusing on our three primary service offerings: employee management; financial management; and technology, as well as the development of a revised web presence, new collateral materials, and the introduction of several new direct marketing and e-marketing vehicles. The Client Centric model was also used as a basis to begin to better understand and define each client’s unique areas of need, through the use of our proprietary database, CNECT. CBIZ believes that this level of client information is strategically important for revenue generation as it enhances CBIZ’s ability to identify the most appropriate cross-serving opportunities.

For 2006, CBIZ has focused on three key strategies: thought leadership; market segmentation; and sales/marketing integration.

•	Thought leadership: CBIZ marketing efforts have sought to capitalize on the extensive knowledge and expertise of CBIZ associates. This has been accomplished through increased media visibility, speaking engagements, and the creation of a wide variety of white papers, technical documents, newsletters, books, and other information offerings.

•	Market Segmentation: A significant number of targeted marketing initiatives have been undertaken in 2006, all of which focus specifically on those industries and areas where CBIZ has a particularly deep experience. These efforts include trade show participation and speaking engagements, trade publication advertising, targeted direct marketing, and industry specific micro-sites, newsletters, etc.

•	Sales/marketing integration: During 2006, CBIZ launched an enterprise wide sales training program called “CBIZ Sales Academy”. CBIZ Sales Academy was designed to integrate with the existing CBIZ branding efforts, and contribute to lead generation efforts by fostering relationships amongst CBIZ employees. In addition, significant efforts have been made to upgrade CBIZ’s Customer Relationship Management (CRM) and Sales Force Automation (SFA) software, allowing improved synergy between business development efforts and marketing initiatives.

Beyond branding, a major marketing initiative was undertaken to enhance CBIZ’s targeted marketing capabilities. While it is CBIZ’s intent to continue to foster the entrepreneurial spirit of our offices by allowing individual business units to execute their local marketing plans, CBIZ has significantly increased our ability to provide offices with a host of highly targeted marketing tools, support, and strategies to better capitalize on market opportunities in selected industries and practice areas. These tools include print and radio advertisements, printed material such as brochures and stationery, and CBIZ-branded merchandise for trade shows and other client-oriented events. CBIZ continues to be focused on creating business development tools and programs on a national level that can be easily customized for use at the local level.

Customers

CBIZ provides professional business services to approximately 90,000 clients. By providing various administrative functions, CBIZ enables its clients to focus their resources on their own operational competencies. Reducing administrative functions allows clients to enhance productivity, reduce costs and improve service, quality and efficiency by focusing on their core business. Depending on a client’s size and capabilities, it may choose to utilize some or many of the diverse and integrated services offered by CBIZ.

CBIZ’s clients come from a large variety of industries and markets. No single client individually comprises more than 10.0% of CBIZ’s consolidated revenue and our largest client, Edward Jones, contributed approximately 2.6% of our consolidated revenue in 2006. Management believes that such diversity helps insulate CBIZ from a downturn in a particular industry. Nevertheless, economic conditions among selected clients and groups of clients may have an impact on the demand for such services.

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

Acquisitions and Divestitures

CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that expand our market position and strengthen our existing service offerings. During 2006, CBIZ acquired three businesses. The TriMed Group, which is reported with our Medical Management Professionals group, is based in Flint, Michigan and provides medical billing services and in-house computer systems primarily to hospital-based physician practices in Michigan, Ohio and Indiana. Valley Global Insurance Brokers, and Burnham Colman Kaelin and Walker Insurance Agency (BCKW) are reported with our Employee Services practice group. Valley Global Insurance Brokers is a property and casualty insurance broker located in San Jose, California and BCKW is an insurance agency offering property and casualty, commercial bonds and employee benefits with offices in St. Joseph and Kansas City, Missouri.

In an on-going effort to rationalize our business, CBIZ has divested (and may continue to divest), business units that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets. In 2006, CBIZ sold two business operations which were classified as discontinued operations. These sales consisted of an accounting and tax practice that was previously reported as part of the Financial Services practice group, and an operation offering property tax services that was previously reported as part of the National Practices group. Additionally, during the fourth quarter of 2006, CBIZ committed to the divestitures of an operation from the Employee Services group and an operation from the Financial Services group. CBIZ plans to divest of the operations through sales transactions which are expected to be completed during 2007.

Regulation

CBIZ’s operations are subject to regulations by federal, state, and local governing bodies. Accordingly, our business services may be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration, medical management billing and collections, and tax and accounting. CBIZ remains abreast of regulatory changes affecting our business, as these changes often affect clients’ activities with respect to employment, taxation, benefits, and accounting. For instance, changes in income, estate, or property tax laws may require additional consultation with clients subject to these changes to ensure their activities comply with revised regulations.

CBIZ itself is subject to industry regulation and changes, including changes in laws, regulations, and codes of ethics governing its accounting, insurance, valuation, medical management, registered investment advisory and broker-dealer operations, as well as in other industries, the interpretation of which may restrict CBIZ’s operations.

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

Liability Insurance

CBIZ carries policies including those for commercial general liability, automobile liability, property, crime, professional liability, directors and officers liability, fiduciary liability, employment practices liability and workers’ compensation subject to prescribed state mandates. Excess liability coverage is carried over the underlying limits provided by the commercial general liability, directors and officers liability, professional liability and automobile liability policies.

Employees

At December 31, 2006, CBIZ employed approximately 5,200 employees, and CBIZ believes that it has a good relationship with its employees. A large number of our employees hold professional licenses or degrees. As a professional services company that differentiates itself from competitors through the quality and diversity of our service offerings, CBIZ believes that our employees are our most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of our employees.

Seasonality

A disproportionately large amount of CBIZ’s revenue occurs in the first half of the year. This is due primarily to accounting and tax services provided by our Financial Services practice group, which is subject to seasonality related to heavy volume in the first four months of the year. CBIZ’s Financial Services group generated approximately 42% of its revenue in the first four months of 2006. Like most professional service companies, most of CBIZ’s operating costs are relatively fixed in the short term, resulting in higher operating margins in the first half of the year.

Uncertainty of Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report, including without limitation, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this 10-K, in the 2006 Annual Report and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in “Item 1A. Risk Factors” will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect operating or financial performance. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 1A.	Risk Factors.

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

Our success depends in large part upon the abilities and continued services of our executive officers and other key employees, such as our business unit presidents. In the course of business operations, employees may resign and seek employment elsewhere. Certain principal employees, however, are bound in writing to non-compete agreements barring competitive employment, client solicitation, and solicitation of employees for a period of between two and ten years following his or her resignation. We cannot assure you that we will be able to retain the services of our key personnel. If we cannot retain the services of key personnel, there could be a material adverse effect on our business, financial condition and results of operations. While we generally have employment agreements and non-

competition agreements with key personnel, courts are at times reluctant to enforce such non-competition agreements. In addition, many of our executive officers and other key personnel are either participants in our stock option plan or holders of a significant amount of our common stock. We believe that these interests provide additional incentives for these key employees to remain with us. In order to support our growth, we intend to continue to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

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

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, we do not hold any financial interest in, nor do we enter into any business relationship with, an SEC-reporting attest client that the CPA firm performing an audit could not maintain; further, we do not sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not maintain, under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. Applicable professional standards generally permit the Financial Services practice group to provide additional services to privately-held companies, in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. CBIZ and the CPA firms with which we are associated have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by CBIZ on its relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the imposition of Sarbanes-Oxley Act independence limitations did not and is not expected to materially affect CBIZ revenues.

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

Changes in government and managed care reimbursement rules and rates, as well as other practices, may adversely affect the revenue of our current medical management business.

Changes in some managed care plans and federal Medicare and Medicaid physician and practice expense reimbursement rules and rates are expected to adversely affect revenue in our existing physician and medical billing and collections business. The Deficit Reduction Act of 2005 also provides for a reduction and cap beginning in 2007 of reimbursement for certain fees and charges related to imaging services and facilities of offices, imaging centers and independent diagnostic testing facilities. In addition, certain managed care payors may impose precertification and other management programs which could limit or control the use of, and reimbursement for, imaging and diagnostic services. Certain managed care payors may institute “Pay for Performance” and “quality initiative” programs that could limit or control physician, office and facility, and practice services and procedures, as well as reimbursement costs, and replace volume-based payment methods. Since our physician and medical billing and collections business is typically paid a portion of the revenue collected on behalf of our clients, any reduction in the volume of services or reimbursement rates for such services or expenses for which our clients are eligible to be paid may adversely affect our ability to generate revenue and maintain margins.

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

All of our business services entail an inherent risk of malpractice and other similar claims. Therefore, we maintain errors and omissions insurance coverage. Although we believe that our insurance coverage is adequate, we cannot be certain that actual future claims or related legal expenses would not exceed the coverage amounts. In addition, we cannot be certain that the different insurance carriers which provide errors and omissions coverage for different lines of our business will not dispute their obligation to cover a particular claim. If we have a large claim, or a large number of claims, on our insurance, the rates for such insurance may increase, and amounts expended in defense or settlement of these claims prior to exhaustion of deductible or self-retention levels may become significant, but contractual arrangements with clients may constrain our ability to incorporate such increases into service fees. Insurance rate increases, disputes by carriers over coverage questions, payments by us within deductible or self-retention limits, as well as any underlying claims or settlement of such claims, could have a material adverse effect on our business, financial condition and results of operations.

Our principal stockholders may have substantial control over our operations.

As of December 31, 2006, the stockholders identified below owned the following aggregate amounts and percentages of our common stock, including shares that may be acquired by exercising options:

	Number of	% of CBIZ’s
	Shares	Outstanding
	(in millions)	Common Stock

Michael G. DeGroote	15.3	22.7%
Barclays Global Investors, NA & Barclays Global Fund Advisors	4.3	6.4%
Dimensional Fund Advisors LP	3.9	5.8%
Cardinal Capital Management LLC	3.6	5.3%
CBIZ Executive Officers and Directors	2.8	4.2%

The Foregoing as a Group	29.9	44.4%

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

Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares, and have issued and outstanding approximately 67 million shares at January 31, 2007. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for periods up to two years, and as of January 31, 2007, approximately 600,000 shares of common stock were under lock-up contractual restrictions. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock. As of January 31, 2007, we also have registered under the Securities Act of 1933, 15 million shares of our common stock, most of which remain available to be offered from time to time by us in connection with acquisitions under our acquisition shelf registration statement.

In 2006, CBIZ filed a registration statement with the SEC to register an undeterminable number of shares of Common Stock issuable by the Company upon conversion (the “Conversion Shares”) of the Company’s issued and outstanding 3.125% Convertible Senior Subordinated Notes due 2026 (the “Notes”). The registration statement has been declared effective. Although the Company cannot at this time determine the number of Conversion Shares it will issue upon conversion of the Notes, if any, the number of Conversion Shares will be calculated as set out in the S-3 Registration Statement filed by the Company with the SEC on July 21, 2006.

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

CBIZ acquired three businesses during 2006. It is our intention to selectively acquire businesses that are complementary in building out our service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms. We cannot assure you that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. There are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

CBIZ’s corporate headquarters is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. CBIZ and its subsidiaries lease more than 140 offices (including CBIZ MMP which has 71 offices) in 35 states, the District of Columbia and one in Toronto, Canada. CBIZ and its subsidiaries also lease office equipment and company vehicles. Some of CBIZ’s property and equipment are subject to liens securing payment of indebtedness of CBIZ and its subsidiaries. CBIZ believes that its current facilities are sufficient for its current needs.

Item 3.	Legal Proceedings.

CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of CBIZ’s stockholders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Effective August 4, 2006, CBIZ’s common stock began trading on the New York Stock Exchange under the trading symbol “CBZ”. Prior to August 4, 2006, CBIZ’s common stock was traded on the Nasdaq National Market under the trading symbol “CBIZ”. The table below sets forth the range of high and low sales prices for CBIZ’s common stock as reported on the New York Stock Exchange and Nasdaq National Market for the periods indicated.

	2006		2005
	High	Low	High	Low

First quarter	$8.09	$5.71	$4.60	$3.89
Second quarter	$9.00	$6.74	$4.22	$3.30
Third quarter	$7.92	$6.58	$5.10	$3.92
Fourth quarter	$7.74	$6.50	$6.90	$4.77

On December 29, 2006, the last reported sale price of CBIZ’s Common Stock as reported on the New York Stock Exchange was $6.97 per share. As of February 28, 2007, CBIZ had approximately 7,500 holders of record of its common stock, and the last sale of CBIZ’s common stock as of that date was $6.82.

Dividend Policy

CBIZ’s credit facility does not permit CBIZ to declare or make any dividend payments, other than dividend payments made by one of CBIZ’s wholly owned subsidiaries to the parent company. Historically, CBIZ has not paid cash dividends on its common stock, and does not anticipate paying cash dividends in the foreseeable future. CBIZ’s Board of Directors has discretion over the payment and level of dividends on common stock. The Board of Directors’ decision is based among other things, on the Company’s results of operations and financial condition. CBIZ currently intends to retain future earnings to finance the ongoing operations and growth of the business. Any future determination as to dividend policy will be made at the discretion of the Board of Directors.

Issuer Purchases of Equity Securities

(a)	Recent sales of unregistered securities

On December 31, 2006, approximately 215,100 shares of CBIZ common stock became issuable as contingent consideration owed to former owners of businesses that were acquired by CBIZ.

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

(c)	Issuer purchases of equity securities

On February 9, 2006, CBIZ’s Board of Directors authorized a share repurchase program allowing for share repurchases of up to 5.0 million shares of CBIZ common stock. On May 18, 2006, CBIZ’s Board of Directors authorized a supplemental share repurchase program allowing for share repurchases of up to 10.0 million shares of CBIZ common stock, in addition to the 5.0 million shares previously authorized. Under these programs, shares may be repurchased in the open market or in privately negotiated transactions according to SEC rules. The programs expire March 31, 2007.

On February 8, 2007, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2008. The shares may be repurchased in the open market or in privately negotiated transactions according to SEC rules.

The repurchase plans to not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Stock repurchase activity during the year ended December 31, 2006 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
	Total		of Shares	Shares That
	Number of	Average	Purchased as	May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased
Period(1) (2)	Purchased	Per Share(4)	Announced Plan	Under the Plan(5)

Total first quarter purchases	—	—	—	—
Total second quarter purchases(3)	7,194	$7.89	7,194	7,806
Total third quarter purchases	875	$7.04	875	6,931
Fourth Quarter Purchases by Month
October 1 – October 31, 2006	46	$7.03	46	6,885
November 1 – November 30, 2006	937	$6.96	937	5,948
December 1 – December 31, 2006	679	$7.00	679	5,269

Total fourth quarter purchases	1,662	$6.98	1,662

Total purchases during the year ended December 31, 2006	9,731	$7.66	9,731

(1)	Open market purchases.

(2)	CBIZ utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.

(3)	Includes 6.6 million shares which were repurchased concurrent with and using proceeds from the issuance of $100.0 million in convertible senior subordinated notes. See further discussion in Note 7 of the accompanying consolidated financial statements.

(4)	Average price paid per share includes fees and commissions.

(5)	Calculated under the repurchase plans expiring March 31, 2007.

Performance Graph

Set forth below is a performance graph comparing the cumulative total stockholder return on CBIZ’s common stock, based on its market price, with the cumulative total return of companies in the S&P 500 Index and a Peer Group consisting of American Express Company, Paychex, Inc., Brown & Brown, Inc., H&R Block, Inc., Arthur J. Gallagher & Company, Ceridian Corporation, and Answerthink, Inc. The graph assumes the reinvestment of dividends for the period beginning December 31, 2001 through the year ended December 31, 2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CBIZ, Inc., The S&P 500 Index
And A Peer Group

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

Item 6.	Selected Financial Data.

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

	Year Ended December 31,
	2006	2005(1)	2004(1)	2003(1)	2002(1)
	(In thousands, except per share data)

Statement of Operations Data::
Revenue	$601,125	$550,731	$492,187	$463,906	$457,211
Operating expenses	519,230	476,046	427,023	406,755	405,787

Gross margin	81,895	74,685	65,164	57,151	51,424
Corporate general and administrative expense	24,675	24,911	24,099	18,732	17,673
Depreciation and amortization expense	16,425	14,617	15,452	16,172	19,497

Operating income	40,795	35,157	25,613	22,247	14,254
Other income (expense):
Interest expense	(3,365)	(3,109)	(1,507)	(1,054)	(2,479)
Gain on sale of operations, net	21	314	996	2,519	930
Other income (expense), net	4,965	4,004	3,107	(1,577)	(2,284)

Total other income (expense)	1,621	1,209	2,596	(112)	(3,833)
Income from continuing operations before income tax expense	42,416	36,366	28,209	22,135	10,421
Income tax expense	16,789	14,660	7,579	9,888	6,020

Income from continuing operations	25,627	21,706	20,630	12,247	4,401
(Loss) income from operations of discontinued operations, net of tax	(2,137)	(6,583)	(4,711)	2,343	1,229
Gain (loss) on disposal of discontinued operations, net of tax	911	3,550	132	726	(2,471)
Cumulative effect of change in accounting principle, net of tax(2)	—	—	—	—	(80,007)

Net income (loss)	$24,401	$18,673	$16,051	$15,316	$(76,848)

Basic weighted average common shares	71,004	74,448	79,217	90,400	94,810
Diluted weighted average common shares	73,052	76,827	81,477	92,762	96,992
Basic earnings (loss) per share:
Continuing operations	$0.36	$0.29	$0.26	$0.14	$0.04
Discontinued operations	(0.02)	(0.04)	(0.06)	0.03	(0.01)
Cumulative effect of accounting change	—	—	—	—	(0.84)

Net income (loss)	$0.34	$0.25	$0.20	$0.17	$(0.81)

Diluted earnings (loss) per share:
Continuing operations	$0.35	$0.28	$0.25	$0.13	$0.04
Discontinued operations	(0.02)	(0.04)	(0.05)	0.04	(0.01)
Cumulative effect of accounting change	—	—	—	—	(0.82)

Net income (loss)	$0.33	$0.24	$0.20	$0.17	$(0.79)

Other Data::
Total assets	$518,282	$454,515	$413,773	$402,145	$433,111
Long-term debt(3)	$102,220	$33,425	$55,398	$14,985	$18,084
Total liabilities	$301,704	$199,854	$167,276	$124,307	$138,793
Total stockholders’ equity(4)	$216,578	$254,661	$246,497	$277,838	$294,318

(1)	Certain amounts have been reclassified to conform to the current year presentation, including reflecting the impact of discontinued operations.

(2)	Effective January 1, 2002, CBIZ adopted Statement of Financial Accounting Standard No., 142 “Goodwill and Other Intangible Assets” (SFAS 142), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. CBIZ finalized the required transitional tests of goodwill during 2002, and recorded an impairment charge of $88.6 million on a pre-tax basis. This non-cash charge is reflected as a cumulative effect of a change in accounting principle in the amount of $80.0 million, net of a tax benefit of $8.6 million.

(3)	Represents convertible notes, bank debt and the long-term portion of notes payable, which are reported in “other non-current liabilities” in CBIZ’s consolidated balance sheets.

(4)	In 2006, CBIZ adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). In accordance with the provisions of SAB 108, CBIZ recorded a $2.6 million charge to January 1, 2006 retained earnings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at December 31, 2006 and 2005, and results of operations and cash flows for each of the years ended December 31, 2006, 2005 and 2004. This discussion should be read in conjunction with CBIZ’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Uncertainty of Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Overview

During the year ended December 31, 2006 CBIZ acquired three businesses. The TriMed Group, which is reported with our Medical Management Professionals group, is based in Flint, Michigan and provides medical billing services and in-house computer systems primarily to hospital-based physician practices in Michigan, Ohio and Indiana. Valley Global Insurance Brokers, and Burnham Colman Kaelin and Walker Insurance Agency (BCKW) are reported with our Employee Services practice group. Valley Global Insurance Brokers is a property and casualty insurance broker located in San Jose, California and BCKW is an insurance agency offering property and casualty, commercial bonds and employee benefits with offices in St. Joseph and Kansas City, Missouri.

In January 2006, CBIZ and Mayer Hoffman McCann P.C. extended the term of their administrative service agreement through 2019. The expiration date is subject to further extension upon agreement by both parties. Administrative service agreements are described in further detail under “Business Services — Financial Services”.

In January 2006, CBIZ acquired the trade-name of a nationally recognized practice which complements our Financial Services practice group. The use of the trade-name is currently licensed to Mayer Hoffman McCann P.C. through January 1, 2016.

During the year ended December 31, 2006, CBIZ sold two business operations which were classified as discontinued operations. These sales consisted of an accounting and tax practice that was previously reported as part of the Financial Services practice group, and an operation offering property tax services that was previously reported as part of the National Practices group. Additionally, during the fourth quarter of 2006, CBIZ committed to the divestiture of two operations, one each from the Employee Services and Financial Services practice groups. CBIZ plans to divest of the operations through sales transactions which are expected to be completed during 2007.

On January 1, 2006, CBIZ adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. During 2006, CBIZ recognized approximately $1.6 million of compensation expense for stock options as required by SFAS 123(R). CBIZ adopted SFAS 123R using the modified prospective transition method, and accordingly our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. SFAS 123R is discussed in further detail in Note 1 of the accompanying consolidated financial statements.

In 2006, CBIZ adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), and in accordance with such, recorded a $2.6 million adjustment to January 1, 2006 retained earnings. The impact of SAB 108 is further discussed in Note 1 of the accompanying consolidated financial statements.

CBIZ purchased 9.7 million shares of its common stock at a total cost of $74.5 million during the year ended December 31, 2006. Of these repurchases, approximately 6.6 million shares were repurchased at a cost of $52.5 million, concurrent with closing the $100.0 million convertible senior subordinated notes (described below). On February 8, 2007, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2008. The shares may be repurchased in the open market or through privately negotiated purchases according to SEC rules. During the period January 1 through February 28, 2007, CBIZ repurchased approximately 1.5 million shares of its common stock at a total cost of approximately $10.1 million.

Effective February 13, 2006, CBIZ entered into a $100.0 million unsecured credit facility, with an option to increase the commitment to $150.0 million. The credit facility is maintained by Bank of America, N.A. as agent bank for a group of five participating banks and has a five year term expiring February 2011. The credit facility was amended in May 2006, principally to permit CBIZ to issue the $100.0 million convertible senior subordinated notes (discussed below). The amendment did not materially change any of the other terms or conditions of the credit facility.

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

Results of Operations — Continuing Operations

CBIZ provides professional business services that help clients manage their finances, employees and technology. CBIZ delivers its integrated services through the following four practice groups: Financial Services, Employee Services, Medical Management Professionals (CBIZ MMP), and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2005, revenue for the period January 1, 2006 through June 30, 2006 would be reported as revenue from acquired businesses; same-unit revenue would include revenue for the periods July 1 through December 31 of both years.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue

The following table summarizes total revenue for the twelve months ended December 31, 2006 and 2005 (in thousands, except percentages):

	Year Ended December 31,
			$	%
	2006	2005	Change	Change

Same-unit revenue
Financial Services	$277,299	$262,119	$15,180	5.8%
Employee Services	150,599	141,815	8,784	6.2%
CBIZ MMP	104,536	98,175	6,361	6.5%
National Practices	50,536	48,622	1,914	3.9%

Total same-unit revenue	582,970	550,731	32,239	5.9%
Acquired businesses	18,155	—	18,155
Divested operations	—	—	—

Total revenue	$601,125	$550,731	$50,394	9.2%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Expenses

Operating expenses increased to $519.2 million for the twelve months ended December 31, 2006, from $476.0 million for the comparable period in 2005, an increase of $43.2 million or 9.1%. As a percent of revenue, operating expenses (excluding consolidation and integration charges) were 86.1% and 85.8% for the twelve months ended

December 31, 2006 and 2005, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 81.3% and 80.2% of total operating expenses and 70.2% and 69.3% of revenue for the twelve months ended December 31, 2006 and 2005, respectively.

The majority of CBIZ’s operating costs are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth. However, for the twelve months ended December 31, 2006 versus the comparable period in 2005, gross margin as a percentage of revenue did not change. Gross margin remained unchanged despite the growth in revenue primarily as the result of an increase in compensation expense. The increase in compensation expense was primarily the result of: an increase in the number of personnel in our Financial Services practice group (including many senior positions); an increase in expenses related to CBIZ’s employee benefit programs; and $1.1 million related to the expensing of employee stock options as required by SFAS 123(R), “Share-Based Payment”. These increases were partially offset by a decrease in compensation expense related to our incentive compensation plan. A more comprehensive analysis of operating expenses and their impact on gross margin is discussed under “Operating Practice Groups” below.

In addition to the sources cited above, compensation expense increased by approximately $0.9 million as the result of appreciation in the fair value of investments held in relation to our deferred compensation plan. This increase in compensation expense did not impact CBIZ’s net income, as adjustments to the fair value of investments are offset by the same adjustments to other income (expense).

Consolidation and integration charges are reported as operating expenses in the accompanying consolidated statements of operations, and were 0.2% and 0.7% of revenue for the twelve months ended December 31, 2006 and 2005, respectively. Consolidation and integration charges incurred during 2005 primarily related to co-location activities in the Denver and Chicago markets. There were no significant charges incurred or programs implemented during the year ended December 31, 2006. Consolidation and integration charges are further discussed in Note 10 of the accompanying consolidated financial statements.

Corporate general and administrative expenses decreased to $24.7 million and 4.1% of revenue during the year ended December 31, 2006, from $24.9 million and 4.5% of revenue during the comparable period of 2005. The decrease in corporate general and administrative expenses was primarily attributable to a decrease in professional fees paid to third party professionals for consulting projects, and was partially offset by $0.5 million in compensation costs related to the expensing of employee stock options as required by SFAS 123(R), “Share-Based Payment”.

Depreciation and amortization expense was $16.4 million for the twelve months ended December 31, 2006, compared to $14.6 million for the comparable period in 2005. As a percent of revenue, depreciation and amortization expense was 2.7% for both years. The increase in depreciation and amortization expense was primarily due to an increase in the amortization of intangible assets as the result of businesses, client lists, and a trade-name that were acquired after December 31, 2005.

Other Income and Expense

Interest expense increased by $0.3 million to $3.4 million for the twelve months ended December 31, 2006, from $3.1 million for the comparable period in 2005. Average debt was $80.4 million for the twelve months ended December 31, 2006, compared to $51.6 million for the comparable period in 2005, and average interest rates were 4.0% and 5.4% during the twelve months ended December 31, 2006 and 2005, respectively. The increase in average debt was primarily the result of CBIZ repurchasing 9.7 million shares if its common stock at a cost of approximately $74.5 million during 2006. The share repurchases were primarily funded by proceeds received by CBIZ’s $100.0 convertible senior subordinated notes which were completed on May 30, 2006 and carry a fixed interest rate of 3.125%. Proceeds from the offering were also used to pay-off the debt balance under the $100.0 million credit facility. Debt is further discussed under “Liquidity and Capital Resources”.

Gain on sale of operations, net was $21,000 for the twelve months ended December 31, 2006, and related to the sale of two client lists from the Employee Services practice group; the gain on sale related to these client lists has been deferred and is being recognized as payments are received. Gain on sale of operations, net for the twelve months ended December 31, 2005 was $0.3 million, and related to the sale of client lists from the Financial Services and Employee Services practice groups.

Other income, net was $5.0 million for the twelve months ended December 31, 2006, and $4.0 million for the comparable period in 2005. Other income (expense), net is comprised primarily of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation plan do not impact CBIZ’s net income, as they are offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of operations). The increase in other income for the twelve months ended December 31, 2006 from the comparable period in 2005 was primarily the result of an increase in interest income earned on short-term investments, an increase in the fair value of investments related to the deferred compensation plan, and proceeds received on a life insurance policy. The increase in other income was partially offset by lower contingent royalties received from previous divestitures due to the expiration of some royalty arrangements.

Income Taxes

CBIZ recorded income tax expense from continuing operations of $16.8 million and $14.7 million for the years ended December 31, 2006 and 2005, respectively. The effective tax rate for the twelve months ended December 31, 2006 was 39.6%, compared to an effective rate of 40.3% for the comparable period in 2005. The effective tax rate for the twelve months ended December 31, 2006 decreased from the comparable period in 2005, primarily due to the 2006 reduction of a valuation allowance for state tax credit carryforwards based upon an improved ability to utilize such carryforwards. The impact of this reduction was partially offset by an increase in state income tax expense due to state tax law changes that became effective during 2006.

Operating Practice Groups

Financial Services

	Year Ended December 31,
			$	%
	2006	2005	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$277,299	$262,119	$15,180	5.8%
Acquired businesses	258	—	258
Divested operations	—	—	—

Total revenue	277,557	262,119	15,438	5.9%
Operating expenses	235,788	221,117	14,671	6.6%

Gross margin	$41,769	$41,002	$767	1.9%

Gross margin percent	15.0%	15.6%

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

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs and travel and meals expenses, representing 89.7% and 88.9% of total operating expenses for the twelve months ended December 31, 2006 and 2005, respectively. Personnel costs increased $14.4 million to 66.8% of revenue for the twelve months ended December 31, 2006 from 65.3% of revenue for the comparable period in 2005. The increase in personnel costs was primarily related to annual merit increases to existing employees, as well as an increase in salaries and benefits for new employees as CBIZ continues to expand its professional workforce to accommodate revenue growth. Occupancy costs are relatively fixed in nature but increased $0.7 million for the twelve months ended December 31, 2006 from the comparable period in 2005, primarily due to additional space required in certain facilities to accommodate the additional work force. Travel and meals expenses decreased to 3.2% of revenue for the twelve months ended December 31, 2006, from 3.4% for the comparable period in 2005. The decrease in travel and meals expense as a percentage of revenue was primarily the result of the decrease in revenue generated from Sarbane-Oxley consulting services (described above), which typically involves a higher level of travel.

Gross margin as a percent of revenue decreased for the twelve months ended December 31, 2006 from the comparable period in 2005. The decrease in gross margin was primarily the result of a decline in revenue from Sarbanes-Oxley consulting services and an increase in personnel costs as described above.

Employee Services

	Year Ended December 31,
			$	%
	2006	2005	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$150,599	$141,815	$8,784	6.2%
Acquired businesses	5,064	—	5,064
Divested operations	—	—	—

Total revenue	155,663	141,815	13,848	9.8%
Operating expenses	122,054	110,727	11,327	10.2%

Gross margin	$33,609	$31,088	$2,521	8.1%

Gross margin percent	21.6%	21.9%

The growth in same-unit revenue was primarily attributable to growth in our group health, payroll and human capital advisory businesses. These increases were partially offset by a decline in revenue from our specialty life insurance business. The growth in revenue from acquired businesses was provided by a property and casualty business in San Jose, California which was acquired during the first quarter of 2006, and a property and casualty business with offices in St. Joseph and Kansas City, Missouri, which was acquired during the second quarter of 2006.

The largest components of operating expenses for the Employee Services practice group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 86.9% and 86.6% of total operating expenses for the twelve months ended December 31, 2006 and 2005, respectively. Personnel costs increased $10.5 million to 58.5% of revenue for the year ended December 31, 2006 from 56.8% of revenue for the comparable period in 2005. Approximately $3.3 million of the increase in personnel costs was attributable to acquired businesses; the remainder of the increase was primarily the result of an increase in commissions paid to the sales force as a result of increased revenue. Commissions paid to third party brokers decreased as a percentage of revenue to 3.9% for the twelve months ended December 31, 2006, from 5.1% for the comparable period of 2005, primarily due to the termination of relationships with certain brokers and a decline in revenue at a specialty life insurance business. Occupancy costs increased $0.9 million for the twelve months ended December 31, 2006 from the comparable period of 2005, and were 7.3 % of revenue for both years. The increase in occupancy costs was primarily due to new facilities and the acquired businesses described above.

Gross margin as a percent of revenue decreased for the year ended December 31, 2006 from the comparable period in 2005. The decrease in gross margin was primarily a result of the decline in higher margin revenue at our specialty life insurance business.

CBIZ Medical Management Professionals (CBIZ MMP)

	Year Ended December 31,
			$	%
	2006	2005	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$104,536	$98,175	$6,361	6.5%
Acquired businesses	12,833	—	12,833
Divested operations	—	—	—

Total revenue	117,369	98,175	19,194	19.6%
Operating expenses	97,507	80,625	16,882	20.9%

Gross margin	$19,862	$17,550	$2,312	13.2%

Gross margin percent	16.9%	17.9%

Growth in same-unit revenue was attributable to new clients obtained in 2006, the maturation of clients obtained in 2005, and growth in revenue from existing clients. The growth in revenue from acquired businesses was provided by a medical billing business based in Flint, Michigan which was acquired during the first quarter of 2006.

The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 88.9% and 88.2% of total operating expenses for the year ended December 31, 2006 and 2005, respectively. Personnel costs increased by $10.8 million but decreased as a percentage of revenue to 57.4% for the years ended December 31, 2006, from 57.6% for the year ended December 31, 2005. Acquired businesses contributed $6.8 million of the increase in personnel costs; the remainder of the increase was due to an increase in the number of client service staff employed by CBIZ MMP during 2006 compared to 2005, as required to support the growth in revenue. The decrease in personnel costs as a percent of revenue was the result of the acquired business’s operating expense structure. Occupancy costs increased $1.1 million, but decreased as a percentage of revenue to 6.8% from 7.0% for the years ended December 31, 2006 and 2005, respectively. The increase in occupancy costs was primarily due to the medical billing business that was acquired during the first quarter of 2006, and additional space required and expenses incurred to accommodate overall growth of the unit. Office expenses for the year ended December 31, 2006 increased $3.6 million to 9.6% of revenue from 7.8% of revenue for the year ended December 31, 2005, primarily due to the impact of an increase in postage rates, and the medical billing business that was acquired during the first quarter of 2006. In addition to medical billing services, the acquired business provides statement printing and mailing services to their clients, and thus incurs higher postage costs as a percentage of revenue than the typical CBIZ MMP billing office.

Gross margin as a percentage of revenue decreased for the year ended December 31, 2006 from the year ended December 31, 2005. The decrease in gross margin was primarily the result of a decrease in revenue in certain market places and the impact of the postage rate increase described above.

National Practice Services

	Year Ended December 31,
			$	%
	2006	2005	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$50,536	$48,622	$1,914	3.9%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	50,536	48,622	1,914	3.9%
Operating expenses	44,501	43,749	752	1.7%

Gross margin	$6,035	$4,873	$1,162	23.8%

Gross margin percent	11.9%	10.0%

The increase in same-unit revenue was primarily due to growth in our technology businesses and in our mergers and acquisitions unit. Revenue at our technology businesses increased by approximately $1.7 million for the twelve months ended December 31, 2006 over the comparable period in 2005 and was largely the result of service revenue to new clients.

The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 91.3% and 89.7% of total operating expenses for the twelve months ended December 31, 2006 and 2005, respectively. Personnel costs increased $1.2 million to 58.3% of revenue for the twelve months ended December 31, 2006 from 58.0% of revenue for the comparable period in 2005. The increase in personnel costs was primarily due to additional personnel in our technology business and commissions related to the mergers and acquisition transactions that closed during the twelve months ended December 31, 2006. Direct costs (which consist primarily of product costs associated with hardware sales in the technology businesses) increased $0.2 million, but decreased as a percentage of revenue to 18.9% for the twelve months ended December 31, 2006 from 19.3% for the comparable period in 2005. The increase in direct costs occurred as a result of higher product sales during 2006 versus 2005; the decrease in direct costs as a percentage of revenue occurred as a result of the mix of products that were sold. Occupancy costs are relatively fixed in nature and were $1.6 million for the years ended December 31, 2006 and 2005.

Gross margin as a percent of revenue increased for the twelve months ended December 31, 2006 from the twelve months ended December 31, 2005. The improvement in gross margin was primarily the result of growth in service-related revenue combined with expense management efforts.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue

The following table summarizes total revenue for the twelve months ended December 31, 2005 and 2004 (in thousands, except percentages):

	Year Ended December 31,
			$	%
	2005	2004	Change	Change

Same-unit revenue
Financial Services	$243,455	$225,581	$17,874	7.9%
Employee Services	137,942	133,562	4,380	3.3%
CBIZ MMP	98,175	87,662	10,513	12.0%
National Practices	47,427	44,750	2,677	6.0%

Total same-unit revenue	526,999	491,555	35,444	7.2%
Acquired businesses	23,732	—	23,732
Divested operations	—	632	(632)

Total revenue	$550,731	$492,187	$58,544	11.9%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.

Expenses

Operating expenses increased to $476.0 million for the twelve months ended December 31, 2005, from $427.0 million for the comparable period in 2004, an increase of $49.0 million or 11.5%. As a percent of revenue, operating expenses (excluding consolidation and integration charges) were 85.8% and 86.2% for the twelve months ended December 31, 2005 and 2004, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 80.2% and 80.3% of total operating expenses and 69.3% and 69.7% of revenue for the twelve months ended December 31, 2005 and 2004, respectively. As the majority of CBIZ’s operating costs are relatively fixed in the short term, gross margin as a percentage of revenue generally improves with revenue growth. A more comprehensive analysis of operating expenses and their impact on gross margin is discussed by operating practice group below.

Consolidation and integration charges are reported as operating expenses in the accompanying consolidated statements of operations, and were 0.7% and 0.6% of revenue for the twelve months ended December 31, 2005 and 2004, respectively. The increase in consolidation and integration charges in 2005 versus 2004 was primarily due to co-location activities in the Denver and Chicago markets during 2005.

Corporate general and administrative expenses increased to $24.9 million from $24.1 million, but decreased as a percentage of revenue to 4.5% from 4.9% for the twelve months ended December 31, 2005 and 2004, respectively. The increase in corporate general and administrative expenses was primarily attributable to compensation and benefits, including expenses related to our incentive compensation plan.

Depreciation and amortization expense was $14.6 million or 2.7% of revenue for the twelve months ended December 31, 2005, compared to $15.5 million or 3.1% of revenue for the comparable period in 2004. The decrease in depreciation and amortization expense was primarily attributable to the shift from purchasing computer-related equipment and furniture to leasing such items. Operating lease costs are recorded as operating expenses rather than capitalized and recorded as depreciation expense. Lease expenses related to these items totaled $3.4 million and $2.5 million for the twelve months ended December 31, 2005 and 2004, respectively.

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

Gain on sale of operations, net was $0.3 million for the twelve months ended December 31, 2005, and was related to the sale of client lists from the Financial Services and Employee Services practice groups. For the twelve months ended December 31, 2004, gain on sale of operations, net was $1.0 million and was related to the sale of two operations and three client lists in the Financial Services practice group, and a client list from the Employee Services practice group.

Other income, net was $4.0 million for the twelve months ended December 31, 2005, and $3.1 million for the comparable period in 2004. Other income (expense), net is comprised primarily of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation plan do not impact CBIZ’s net income, as they are offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of operations). The increase in other income for the twelve months ended December 31, 2005 from the comparable period in 2004, was primarily the result of higher contingent royalties earned from previous divestitures, and an increase in the fair value of investments related to the deferred compensation plan. The increase in other income was partially offset by $0.4 million in interest income in 2004 related to a tax refund, that did not recur in 2005.

Income Taxes

CBIZ recorded income tax expense from continuing operations of $14.7 million and $7.6 million for the years ended December 31, 2005 and 2004, respectively. The effective tax rate for the twelve months ended December 31, 2005 was 40.3%, which is generally in line with statutory federal and state tax rates of approximately 40.0%. The effective tax rate for the twelve months ended December 31, 2004 was 26.9%, primarily due to a $3.5 million net tax benefit related to a favorable tax position which was successfully resolved upon completion of an examination by the Internal Revenue Service for the years ended December 31, 1998, 1999 and 2000.

Operating Practice Groups

Financial Services

	Year Ended December 31,
			$	%
	2005	2004	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$243,455	$225,581	$17,874	7.9%
Acquired businesses	18,664	—	18,664
Divested operations	—	632	(632)

Total revenue	262,119	226,213	35,906	15.9%
Operating expenses	221,117	194,928	26,189	13.4%

Gross margin	$41,002	$31,285	$9,717	31.1%

Gross margin percent	15.6%	13.8%

The growth in same-unit revenue was primarily due to an increase in fees earned pursuant to administrative service agreements (further described under “Business Services” of Item 1), an increase in the aggregate number of hours charged to clients for consulting, litigation support, valuation services and Sarbanes-Oxley consulting and compliance services, net price increases for traditional accounting and tax services and litigation support, and a higher number of transactions closed by our real estate brokerage firm during 2005 versus 2004. The growth in revenue from acquired businesses was provided by accounting and consulting firms in San Diego, California and Denver, Colorado as well as a valuation business in Milwaukee, Wisconsin. Divested operations represent one small unit that did not provide opportunity for growth or cross-serving.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs and travel and meals expense, representing 88.9% and 89.0% of total operating expenses for the twelve months ended December 31, 2005 and 2004, respectively. Personnel costs increased $21.3 million in 2005 from 2004, primarily due to additional professionals employed by CBIZ, both from acquired businesses and to accommodate growth in revenue. As a percentage of revenue, personnel costs decreased to 65.3% for the twelve months ended December 31, 2005, from 66.2% for the comparable period in 2004, primarily as the result of improved utilization of personnel. Occupancy costs are relatively fixed in nature but increased $0.4 million for the twelve months ended December 31, 2005 from the comparable period in 2004, primarily due to the business acquired in San Diego, California. As a percentage of revenue, occupancy costs decreased to 6.4% for the twelve months ended December 31, 2005 from 7.2% for the comparable period in 2004, primarily due to the increase in revenue previously discussed. Travel and meals expenses primarily relate to client reimbursable expenses, travel related to business development, client service and professional development. These expenses increased $1.5 million for the twelve months ended December 31, 2005 from the comparable period in 2004, primarily due to additional travel required to support Sarbanes-Oxley consulting as well as an increase related to the business acquired in San Diego, California.

Gross margin as a percent of revenue increased for the twelve months ended December 31, 2005 from the comparable period in 2004, primarily due to the improved utilization of personnel combined with an increase in net rates charged to clients for accounting and tax services and an increase in the number of hours charged to clients for consulting, litigation support, valuation services and Sarbanes-Oxley consulting and compliance services.

Employee Services

	Year Ended December 31,
			$	%
	2005	2004	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$137,942	$133,562	$4,380	3.3%
Acquired businesses	3,873	—	3,873
Divested operations	—	—	—

Total revenue	141,815	133,562	8,253	6.2%
Operating expenses	110,727	106,147	4,580	4.3%

Gross margin	$31,088	$27,415	$3,673	13.4%

Gross margin percent	21.9%	20.5%

The growth in same-unit revenue was primarily attributable to growth in our group health, payroll, group retirement plan consulting and human capital advisory businesses. These increases were partially offset by the loss of a large client from our retail business and the pricing of property and casualty policies sold during 2005 versus 2004. The growth in revenue from acquired businesses was provided by a group benefits business in Owings Mills, Maryland and a registered investment advisory firm in Cleveland, Ohio.

The largest components of operating expenses for the Benefits and Insurance practice group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 86.6% and 85.8% of total operating expenses for the twelve months ended December 31, 2005 and 2004, respectively. Personnel costs increased $5.8 million to 56.8% of revenue for the year ended December 31, 2005 from 56.0% of revenue for the comparable period in 2004. Acquired businesses contributed $2.0 million of the increase in personnel costs; the remainder of the increase was primarily the result of an increase in commissions paid to the sales force as a result of increased revenue and investments in sales and support personnel intended to promote organic growth. Commissions paid to third party brokers decreased as a percentage of revenue to 5.1% for the twelve months ended December 31, 2005 from 6.1% for the twelve months ended December 31, 2004, primarily due to a decline in commissionable revenues at a national business. Occupancy costs are relatively fixed in nature and were approximately $8.1 million for the years ended December 31, 2005 and 2004.

Gross margin as a percent of revenue increased for the year ended December 31, 2005 from the comparable period in 2004, primarily due to the growth in revenue, including revenue from the acquired retail businesses, and expense management efforts.

CBIZ Medical Management Professionals (CBIZ MMP)

	Year Ended December 31,
			$	%
	2005	2004	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$98,175	$87,662	$10,513	12.0%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	98,175	87,662	10,513	12.0%
Operating expenses	80,625	72,286	8,339	11.5%

Gross margin	$17,550	$15,376	$2,174	14.1%

Gross margin percent	17.9%	17.5%

Growth in revenue was attributable to new clients obtained in 2005, the maturation of clients obtained in 2004, and growth in revenue from existing clients.

The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 88.2% and 89.0% of total operating expenses for the twelve months ended December 31, 2005 and 2004, respectively. Personnel costs increased by $5.1 million, but decreased as a percent of revenue to 57.6% from 58.7% for the twelve months ended December 31, 2005 and 2004, respectively. The increase in personnel costs was directly related to an increase in the number of client service staff employed by CBIZ MMP during 2005 compared to 2004, as required to support the growth in revenue. Additionally, CBIZ MMP added personnel in the compliance and technology disciplines to support the infrastructure and to position the unit for continued growth in the future. Occupancy costs increased $1.0 million to 7.0% of revenue for the twelve months ended December 31, 2005 from 6.7% of revenue for the comparable period in 2004. The increase in occupancy costs was primarily due to additional space required and expenses incurred to accommodate overall growth of the unit. Office expenses for the twelve months ended December 31, 2005 increased 8.4% from the comparable period in 2004 in response to overall growth of the unit.

Gross margin as a percentage of revenue increased for the twelve months ended December 31, 2005 from the comparable period in 2004 as a result of the growth in revenue.

National Practice Services

	Year Ended December 31,
			$	%
	2005	2004	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$47,427	$44,750	$2,677	6.0%
Acquired businesses	1,195	—	1,195
Divested operations	—	—	—

Total revenue	48,622	44,750	3,872	8.7%
Operating expenses	43,749	39,889	3,860	9.7%

Gross margin	$4,873	$4,861	$12	0.2%

Gross margin percent	10.0%	10.9%

The increase in same-unit revenue was primarily due to growth in our technology businesses of $3.5 million, offset by a decline in revenue generated by the mergers and acquisition business of $0.5 million. Growth in revenue experienced by our technology businesses was largely the result of sales to new clients, as well as higher product sales at one unit. The decline in revenue experienced by the mergers and acquisition business was attributable to the number and size of transactions that closed during 2005 versus 2004. The mergers and acquisition business closed two transactions in 2005 as compared to three transactions that closed during 2004. The growth in revenue from acquired businesses was provided by a technology firm in Cleveland, Ohio.

The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 89.7% and 91.2% of total operating expenses for the twelve months ended December 31, 2005 and 2004, respectively. Personnel costs increased $1.1 million for the twelve months ended December 31, 2005 from the comparable period in 2004, of which $0.4 million was attributable to the acquired business. As a percentage of revenue, personnel costs decreased to 58.0% for the twelve months ended December 31, 2005 from 60.6% for the comparable period in 2004. Direct costs (which consist primarily of product costs associated with hardware sales in the technology businesses) increased $2.1 million to 19.3% of revenue for the twelve months ended December 31, 2005 from 16.3% of revenue for the comparable period in 2004. Direct costs increased as a percentage of revenue, and personnel costs decreased as a percentage of revenue, as a larger portion of revenue was derived from product sales during the twelve months ended December 31, 2005 than in the comparable period of 2004. Occupancy costs are relatively fixed in nature and decreased as a percentage of revenue to 3.4% for the twelve months ended December 31, 2005, from 4.3% for the comparable period in 2004. The decrease in occupancy costs as a percentage of revenue resulted from a combination of revenue growth and the shutdown of unprofitable facilities.

Gross margin as a percent of revenue decreased for the twelve months ended December 31, 2005 from the comparable period in 2004. The decrease in gross margin was primarily the result of a change in revenue mix; revenue in the higher margin mergers and acquisitions business declined, while revenue in the lower margin technology businesses increased.

Financial Condition

Total assets were $518.3 million, total liabilities were $301.7 million and shareholders’ equity was $216.6 million as of December 31, 2006. Current assets of $245.1 million exceeded current liabilities of $175.8 million by $69.3 million.

Cash and cash equivalents increased by $4.1 million to $13.0 million at December 31, 2006 from December 31, 2005. Restricted cash was $17.5 million at December 31, 2006, an increase of $7.6 million from December 31, 2005. Restricted cash represents those funds held in connection with CBIZ’s NASD regulated operations and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net were $106.3 million at December 31, 2006, an increase of $9.8 million from December 31, 2005. Days sales outstanding (DSO) from continuing operations was 67 days and 66 days at December 31, 2006 and December 31, 2005, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $9.7 million and $9.0 million at December 31, 2006 and December 31, 2005, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

Funds held for clients are directly offset by client fund obligations. Funds held for clients fluctuate during the year based on the timing of cash receipts and related payments, and are further described in Note 1 to the accompanying consolidated financial statements.

Notes receivable (current and non-current) decreased by $5.0 million at December 31, 2006 from December 31, 2005. The decrease in notes receivable relates primarily to a payment received in the second quarter of 2006 for contingent proceeds earned on the Employee Services business that was sold in the third quarter of 2005.

Goodwill and other intangible assets, net of accumulated amortization, increased by $30.6 million at December 31, 2006 from December 31, 2005. Acquisitions, including contingent consideration earned, resulted in a $29.5 million increase in goodwill and other intangible assets during the twelve months ended December 31, 2006. Additionally, CBIZ acquired the trade-name of a nationally recognized practice which is recorded as an other intangible asset. Intangible assets decreased by $4.5 million as a result of amortization expense.

Assets of the deferred compensation plan represent participant deferral accounts. The assets are held in a rabbi trust and are directly offset by obligations of the plan, representing obligations due to the participants. Although the assets of the plan are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan, in the event that CBIZ became insolvent, the assets would be available to all unsecured general creditors. The plan is described in further detail in Note 11 to the accompanying consolidated financial statements.

Other assets increased by $1.7 million, to $5.4 million at December 31, 2006, from $3.6 million at December 31, 2005. The increase in other assets was primarily the result of deferred debt costs related to the convertible senior subordinated notes (described in further detail below), and was partially offset by a decrease in the carrying value of a life insurance policy, recorded as a result of CBIZ’s adoption of SAB 108. See further discussion of SAB 108 in Note 1 to the accompanying consolidated financial statements.

The accounts payable balance of $28.0 million at December 31, 2006 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $36.4 million at December 31, 2006 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs.

Other liabilities (current and non-current) increased by $5.4 million at December 31, 2006 from December 31, 2005, primarily as a result of acquisitions, differences between cash payments required under various operating leases versus rent expense which is recognized on a straight-line basis (“deferred rent”), and a net increase in notes payable as the result of payments owed by CBIZ as contingent proceeds earned by acquired businesses. The increase in deferred rent was primarily the result of CBIZ’s adoption of SAB 108. See further discussion of SAB 108 in Note 1 to the accompanying consolidated financial statements.

Income taxes payable of $3.7 million at December 31, 2006 and $1.1 million at December 31, 2005 represents our estimate of taxes due on current year income. The increase in income taxes payable at December 31, 2006 from December 31, 2005 was primarily due to the provision for income taxes for the twelve months ended December 31, 2006, offset by estimated tax payments and tax benefits related to the exercise of stock options.

On May 30, 2006, CBIZ completed a $100.0 million offering of convertible senior subordinated notes (“Notes”) due in 2026. Net proceeds from the sale of the Notes were used to repurchase approximately 6.6 million shares of

CBIZ common stock at a cost of approximately $52.5 million (concurrent with closing the notes) and to repay the outstanding balance under our $100.0 million unsecured credit facility. See further discussion under “Liquidity and Capital Resources”.

Stockholders’ equity decreased $38.1 million to $216.6 million at December 31, 2006 from $254.7 million at December 31, 2005. During 2006, CBIZ recorded a $2.6 million adjustment to stockholders’ equity in accordance with the adoption of SAB 108. This adjustment resulted in a decrease to stockholders’ equity and is further described in Note 1 to the accompanying consolidated financial statements. Stockholders’ equity also decreased as a result of CBIZ repurchasing 9.7 million shares of common stock during 2006, for a total cost of approximately $74.5 million. These decreases were partially offset by net income of $24.4 million, the exercise of stock options and related tax benefits which contributed $8.7 million, the issuance of $4.0 million in common shares related to business acquisitions, and $1.9 million related to the recognition of stock compensation expense.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with an unsecured credit facility and with $100.0 million in convertible senior subordinated notes (“Notes”). The Notes, were sold to qualified institutional buyers on May 30, 2006, mature on June 1, 2026, and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011. CBIZ received approximately $97.0 million in net proceeds from the sale of the Notes, after deducting expenses of approximately $3.0 million. CBIZ used approximately $52.5 million of the net proceeds to repurchase 6.6 million shares of CBIZ common stock (concurrent with closing the Notes). The remaining proceeds were used to repay the outstanding balance under CBIZ’s credit facility, which bears interest at a higher rate than the 3.125% interest rate on the Notes.

CBIZ’s $100.0 million unsecured credit facility was amended during the second quarter of 2006 to permit issuance of the Notes. The facility has a five year term expiring in February 2011, and carries an option to increase the commitment to $150.0 million. At December 31, 2006, CBIZ did not have outstanding borrowings under its credit facility, but did have letters of credit and performance guarantees totaling $3.7 million. Available funds under the facility based on the terms of the commitment were approximately $83.7 million at December 31, 2006. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic investments.

The facility allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants, as amended effective March 12, 2007. The amendment to the credit facility is filed as exhibit 10.9 to this Annual Report on Form 10-K.

CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a shelf registration under which it can offer such securities. See Note 12 to the consolidated financial statements included herewith for a description of the shelf registration statement.

Sources and Uses of Cash

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Total cash provided by (used in):
Operating activities	$28,216	$54,302	$20,924
Investing activities	(21,864)	(15,691)	(9,093)
Financing activities	(2,290)	(34,993)	(10,331)

Increase in cash and cash equivalents	$4,062	$3,618	$1,500

Operating Activities

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

During the year ended December 31, 2006, net cash provided by operating activities was $28.2 million, compared to $54.3 million for the comparable period in 2005. The decrease in net cash provided by operating activities is 2006 was primarily the result of a $4.0 million income tax refund received during 2005 that did not recur in 2006, a decrease in the change in accrued personnel costs of $11.2 million, and an increase in the change in accounts receivable, net of $5.9 million. The change in accrued personnel costs was primarily related to CBIZ’s incentive compensation program, as amounts earned by employees under the program did not vary significantly from 2005 to 2006. The increase in accounts receivable was primarily the result of businesses acquired during 2006, and overall growth in the business.

During 2005, cash provided by operating activities was $54.3 million compared to $20.9 million in 2004. The increase in net cash provided by operating activities in 2005 was primarily due to a decrease in the change in income taxes of $13.2 million, a decrease in the change in accounts receivable, net, of $8.3 million, and an increase in the change in accrued personnel costs of $7.2 million. The change in income taxes was related to a $4.0 million refund received during 2005, combined with the overpayment of taxes during 2004 which were used to reduce 2005 tax payments. The change in accrued personnel costs was primarily related to an increase in the amount of compensation earned by employees under CBIZ’s incentive compensation program in 2005 versus 2004.

Investing Activities

CBIZ’s investing activities typically result in a net use of cash, and generally consist of payments toward business acquisitions, other intangible assets and capital expenditures, proceeds received from divestitures and discontinued operations, and activity related to notes receivable. CBIZ used $21.9 million, $15.7 million and $9.1 million in net cash for investing activities during the years ended December 31, 2006, 2005 and 2004, respectively.

Investing uses of cash during the year ended December 31, 2006 primarily consisted of $22.1 million of net cash used towards business acquisitions, $2.4 million for the acquisition of other intangible assets and $6.5 million for capital expenditures (net), and were partially offset by $7.3 million in proceeds received from the sale of discontinued operations, and $1.9 million in net collections on notes receivable.

Investing uses of cash during the year ended December 31, 2005 primarily consisted of $12.6 million of net cash used toward business acquisitions and $6.8 million for capital expenditures (net), and were partially offset by $2.0 million in proceeds received from the sale of discontinued operations and $1.7 million in net collections on notes receivable.

Investing uses of cash during the year ended December 31, 2004 primarily consisted of $5.7 million of net cash used toward business acquisitions and $6.6 million for capital expenditures (net), and were partially offset by $4.6 million in proceeds from the sale of various operations, and $0.2 million in net collections on notes receivable. Additionally, investing uses of cash during 2004 consisted of $1.6 million for investing activities of discontinued operations, which related to capital expenditures.

Capital expenditures during the years ended December 31, 2006, 2005 and 2004 primarily consisted of investments in technology, leasehold improvements, and purchases of furniture and equipment.

Financing Activities

CBIZ’s financing cash flows typically consist of activity related to our convertible notes, net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, and proceeds from the exercise of stock options. Net cash used in financing activities during the years ended December 31, 2006, 2005 and 2004 was $2.3 million, $35.0 million, and $10.3 million, respectively.

Financing uses of cash during the year ended December 31, 2006 included $32.2 million in net payments toward the credit facility, $74.5 million in cash used to repurchase 9.7 million shares of CBIZ common stock, $3.6 million in cash paid for debt issuance costs (primarily related to the convertible senior subordinated notes), and $0.7 million in net payments towards notes payable and capitalized leases. These uses of cash were substantially offset by sources of cash which included $100.0 million in proceeds from the issuance of convertible senior subordinated notes, and $8.7 million in proceeds from the exercise of stock options (including tax benefits).

Financing uses of cash during the year ended December 31, 2005 included $21.7 million in net payments toward the credit facility, $16.7 million in cash used to repurchase approximately 3.8 million shares of CBIZ common stock, and $0.8 million in net payments towards notes payable and capitalized leases. These uses of cash were partially offset by $4.2 million in proceeds from the exercise of stock options.

Financing uses of cash during the year ended December 31, 2004 included $50.4 million in cash used to repurchase approximately 10.4 million shares of CBIZ common stock, $0.7 million in cash paid for fees to modify the credit facility, and $0.4 million in net payments towards notes payable and capitalized leases. These uses of cash were partially offset by sources of cash which included $39.9 million in net proceeds from the credit facility and $1.4 million in proceeds from the exercise of stock options.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter

Convertible notes	$100,000	$—	$—	$—	$—	$—	$100,000
Interest on convertible notes	60,938	3,125	3,125	3,125	3,125	3,125	45,313
Notes payable	10,047	8,317	1,030	700	—	—	—
Capitalized leases	1,093	542	467	84	—	—	—
Restructuring lease obligations(1)	8,896	2,870	2,183	1,425	987	668	763
Non-cancelable operating lease obligations(1)	179,789	31,781	28,995	24,594	20,882	19,034	54,503
Letters of credit in lieu of cash security deposits	1,999	1,386	—	—	35	—	578
Performance guarantees for non-consolidated affiliates	1,672	1,481	—	191	—	—	—
License bonds and other letters of credit	1,603	46	—	—	—	—	1,557

Total	$366,037	$49,548	$35,800	$30,119	$25,029	$22,827	$202,714

(1) Excludes cash expected to be received under subleases.

Off-Balance Sheet Arrangements

CBIZ maintains administrative service agreements with independent CPA firms (as described more fully under “Business Services — Financial Services”), which qualify as variable interest entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended. The impact to CBIZ of this accounting pronouncement is not material to the financial condition, results of operations, or cash flows of CBIZ, and is further discussed in Note 1 to the consolidated financial statements included herewith.

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.7 million and $2.4 million at December 31, 2006 and 2005, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended,

CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits. Letters of credit totaled $2.0 million at December 31, 2006 and 2005. In addition, CBIZ provides performance bonds to various state agencies to meet certain licensing requirements. The amount of performance bonds outstanding at December 31, 2006 and 2005 was $1.6 million and $1.2 million, respectively.

CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2006, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Interest Rate Risk Management

CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or nine-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. During the years ended December 31, 2006 and 2005, management did not utilize interest rate swaps. During 2006, CBIZ sold $100.0 million in convertible senior subordinated notes (“Notes”) bearing a fixed interest rate of 3.125% to qualified institutional buyers. As the Notes mature on June 1, 2026 and have call protection until June 6, 2011, we believe this low cost of borrowing mitigates our interest rate risk. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

In connection with payroll services provided to clients, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in short-term investments and Auction Rate Securities (“ARS”), which are classified as marketable securities. ARS generally have a high credit quality, are highly liquid, and generate higher rates of return than typical money market investments. During 2006, the average balance of funds held for clients related to payroll services was approximately $45.8 million, and the average interest yield was approximately 5.0% (on an after-tax basis). The interest income on these short-term investments mitigates the interest rate risk for the borrowing costs of CBIZ’s credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility float based on market conditions.

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

Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured’s (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the data necessary from the carriers to properly record revenue becomes available; and life insurance commissions are recognized when the policy becomes effective. Commission revenue is reported net of sub-broker commissions, and reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

Commissions which are based upon certain performance targets are recognized at the earlier of written notification that the target has been achieved, or cash collection.

Fee income is recognized in the period in which services are provided, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.

Payroll — Revenue is recognized when the actual payroll processing occurs.

Medical Management Professionals — Fees for services are primarily based on a percentage of net collections on our clients’ patient accounts receivable. As such, revenue is determinable, earned, and recognized, when payments are received by our clients on their patient accounts. Revenue earned on statement mailing services is recognized when statements are processed and mailed. Revenue from the sale of billing systems is recognized upon installation of the system, while the related system maintenance revenue is recognized over the period covered by the maintenance agreement.

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

Health Care Consulting — CBIZ bills clients based upon a predetermined agreed-upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses, or as a percentage of savings after contingencies have been resolved and verified by a third party.

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

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no goodwill impairment during the years ended December 31, 2006, 2005, or 2004.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions and requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The estimated cumulative effect of adopting FIN 48 is expected to be an increase in the opening balance of retained earnings on January 1, 2007 of between $0.4 million and $0.6 million.

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

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 00-19-2 is not expected to have a material impact on CBIZ’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by the Bank of America, would affect the rate at which CBIZ could borrow funds under its credit facility. Although CBIZ did not have a balance outstanding under its credit facility at December 31, 2006, CBIZ may borrow funds under its credit facility in future periods which could expose the Company to interest rate risk.

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

Item 8.	Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set forth in Item 15(a) hereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

There were no changes in our Internal Controls that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report On Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

CBIZ’s independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of internal control over financial reporting which appears in Item 8 of this Annual Report.

Item 9B.	Other Information.

Effective August 4, 2006, CBIZ transferred the listing of its common stock to the New York Stock Exchange (NYSE) under the new symbol “CBZ.” As required by the NYSE, CBIZ filed its CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by NYSE rule 303A on July 25, 2006. There were no qualifications in the aforementioned certification.

In addition, CBIZ has filed as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2007 Annual Stockholders’ Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ’s fiscal year.

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

Name	Age	Position(s)

Executive Officers and Directors:
Steven L. Gerard(1)	61	Chairman and Chief Executive Officer
Rick L. Burdick(1)(3)	55	Director and Vice Chairman
Michael H. DeGroote	46	Director
Joseph S. DiMartino(3)(4)	63	Director
Harve A. Ferrill(2)(3)	74	Director
Richard C. Rochon(2)(3)(4)	49	Director
Todd Slotkin(3)(4)	54	Director
Donald V. Weir(2)(3)	65	Director
Jerome P. Grisko, Jr.(1)	45	President and Chief Operating Officer
Ware H. Grove	56	Senior Vice President and Chief Financial Officer
Leonard Miller	67	Senior Vice President, Financial Services
Robert A. O’Byrne	50	Senior Vice President, Employee Services
Michael W. Gleespen	48	Secretary and General Counsel
Other Key Employees:
George A. Dufour	60	Senior Vice President and Chief Technology Officer
Mark M. Waxman	50	Senior Vice President of Marketing
Teresa E. Bur	42	Senior Vice President, Human Resources
Michael P. Kouzelos	38	Senior Vice President, Strategic Initiatives
Chris Spurio	41	Vice President, Finance
Kelly J. Kuna	36	Treasurer
Robert A. Bosak	39	Controller

(1)	Member of Management Executive Committee

(2)	Member of Audit Committee

(3)	Member of Nominating & Governance Committee

(4)	Member of Compensation Committee

Executive Officers and Directors:

Steven L. Gerard was elected by the Board to serve as its Chairman in October, 2002. He was appointed Chief Executive Officer and Director in October, 2000. Mr. Gerard was Chairman and CEO of Great Point Capital, Inc., a provider of operational and advisory services from 1997 to October 2000. From 1991 to 1997, he was Chairman and CEO of Triangle Wire & Cable, Inc. and its successor Ocean View Capital, Inc. Mr. Gerard’s prior experience includes 16 years with Citibank, N.A. in various senior corporate finance and banking positions. Further, Mr. Gerard served seven years with the American Stock Exchange, where he last served as Vice President of the Securities Division. Mr. Gerard also serves on the Boards of Directors of Lennar Corporation and Joy Global, Inc.

Rick L. Burdick has served as a Director of CBIZ since October 1997, when he was elected as an independent director. In October 2002, he was elected by the Board as Vice Chairman, a non-officer position. Mr. Burdick has been a partner at the law firm of Akin Gump Strauss Hauer & Feld LLP since April 1988. Mr. Burdick serves on the Board of Directors of AutoNation, Inc.

Michael H. DeGroote, son of CBIZ, Inc founder Michael G. DeGroote, was appointed to Director of CBIZ, Inc. in November, 2006. Mr. DeGroote currently serves as President of Westbury International, a full-service real estate development Company, specializing in commercial/industrial land, residential development and property management. Prior to joining Westbury, Mr. DeGroote was Vice President of MGD Holdings and previously held a management position with Cooper Corporation. Mr. DeGroote serves on the Board of Governor’s of McMaster University in Hamilton, Ontario.

Joseph S. DiMartino has served as a Director of CBIZ since November 1997, when he was elected as an independent director. Mr. DiMartino has been Chairman of the Board of the Dreyfus Family of Funds since January 1995. Mr. DiMartino served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994 and also served as a director of Mellon Bank Corporation. Mr. DiMartino also serves on the Board of Directors of The Newark Group, the Muscular Dystrophy Association, and SunAir Services, Inc.

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

Richard C. Rochon has served as a Director of CBIZ since October 1996, when he was elected as an independent director. Mr. Rochon is Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management firm that he founded in March 2002. From 1985 to February 2002 Mr. Rochon served in various capacities with, and most recent as President of, Huizenga Holdings, Inc., a management and holding company owned by H. Wayne Huizenga. Mr. Rochon has also served as a director of, and is currently Chairman of, Devcon International a provider of electronic security services since July 2004. Additionally, Mr. Rochon has been a director of, and is currently Chairman of, SunAir Services, Inc., a provider of pest-control and lawn care services since February 2005. Mr. Rochon was a director of Bancshares of Florida, a full-service commercial bank from 2002 until February 2007. In September 2005 Mr. Rochon became Chairman and CEO of Coconut Palm Acquisition Corp., a newly organized blank check company. Mr. Rochon was also employed as a certified public accountant by the public accounting firm of Coopers and Lybrand from 1979 to 1985. Mr. Rochon received his B.S. in accounting from Binghamton University in 1979 and Certified Public Accounting designation in 1981.

Todd Slotkin has served as a Director of CBIZ since September 2, 2003, when he was elected as an independent director. In December 2006 Mr. Slotkin was appointed a Managing Director of IXIS Capital Markets. Prior to joining IXIS Capital Markets, from 1992 to 2006 he served as EVP and CFO of MacAndrews & Forbes Holdings, and as EVP and CFO of publicly owned M&F Worldwide. Prior to 1992, Mr. Slotkin spent 17 years with Citicorp, ultimately serving as senior managing director and senior credit officer. Mr. Slotkin serves on the Board of Managers of Spectaguard and the Board of Directors of TransTech Pharma; formerly served as director of CalFed Bank; and is Chairman and co-founder of the Food Allergy Initiative.

Donald V. Weir has served as a Director of CBIZ since September 2, 2003, when he was elected as an independent director. Mr. Weir is Vice President of Private Equity for Sanders Morris Harris Group Inc. and has been with SMHG for the past five years. Prior to this Mr. Weir was CFO and director of publicly-held Deeptech International and two of its subsidiaries, Tatham Offshore and Leviathan Gas Pipeline Company, the latter of which was a publicly-held company. Prior to his employment with Deeptech, Mr. Weir worked for eight years with Sugar Bowl Gas Corporation, as Controller and Treasurer and later in a consulting capacity. Mr. Weir was associated with Price Waterhouse, an international accounting firm, from 1966 to 1979.

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

Ware H. Grove has served as Senior Vice President and Chief Financial Officer of CBIZ since December 2000. Before joining CBIZ, Mr. Grove served as Senior Vice President and Chief Financial Officer of Bridgestreet Accommodations, Inc., which he joined in early 2000 to restructure financing, develop strategic operating alternatives, and assist with merger negotiations. Prior to joining Bridgestreet, Mr. Grove served for three years as Vice President and Chief Financial Officer of Lesco, Inc. Since beginning his career in corporate finance in 1972, Mr. Grove has held various financial positions with large companies representing a variety of industries, including Revco D.S., Inc., Computerland/Vanstar, Manville Corporation, The Upjohn Company, and First of America Bank. Mr. Grove served on the Board of Directors for Applica, Inc. (NYSE: APN) from September 2004 through January, 2007.

Leonard Miller has served as CBIZ Financial Services Practice Head since November 2000 and was appointed Senior Vice President in February 2002. Mr. Miller was the President and Director of Financial Operations for Miller Wagner & Company, Ltd. in Phoenix, Arizona for 22 years before the firm joined CBIZ and became Miller Wagner Business Services, Inc. and Miller Wagner & Company, PLLC. Mr. Miller was the Regional Managing Partner for Lester Witte and Company, and was responsible for 11 of its offices prior to co-founding Miller Wagner & Company, Ltd. With over 40 years of experience, Mr. Miller is a recognized expert in the fields of finance, real estate, general business consulting and various litigation support matters. Mr. Miller’s professional affiliations include the American Institute of Certified Public Accountants, the Arizona Society of Certified Public Accountants, and the Illinois Society of Certified Public Accountants.

Robert A. O’Byrne has served as a Senior Vice President of CBIZ since December 1998 and is responsible for CBIZ’s Employee Services. Mr. O’Byrne served as President and Chief Executive Officer of employee benefits brokerage/consulting firms Robert D. O’Byrne and Associates, Inc. and The Grant Nelson Group, Inc. prior to their acquisition by CBIZ in December 1997. Mr. O’Byrne has more than 25 years of experience in the insurance and benefits consulting field.

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

Mark M. Waxman has over twenty-five years experience in marketing and branding. Prior to joining CBIZ, he was CEO/Creative Director of one of Silicon Valley’s most well-known advertising agencies, Carter Waxman. Most recently, he was a founding partner of SK Consulting (acquired by CBIZ in 1998) providing strategic marketing and branding services to a wide range of companies and industries. Mr. Waxman has been a featured marketing columnist and contributor to many business and trade publications, and currently serves as the Chairman of the Board of Artsopolis.com as well as on the Board of Trustees of the Montalvo Center for the Arts, the West Valley Mission Foundation, and Catholic Charities, and he recently served as the Chairman of the Board of the Silicon Valley Chamber of Commerce.

Teresa E. Bur served as Vice President of Human Resources since January 1999 and was appointed Senior Vice President in 2006. From 1995 to 1999 Ms. Bur served as Director of Human Resources for Robert D. O’Byrne & Associates, Inc. and The Grant Nelson Group, Inc., subsidiaries of CBIZ now known as CBIZ Employee Services, Inc. Ms. Bur has over 20 years of experience in human resources and is an active member of the Greater Kansas City Chapter of The Human Resources Management Association and Society of Human Resources Management, and is certified as a Senior Professional in Human Resources (SPHR).

Michael P. Kouzelos joined CBIZ in June 1998 and was appointed Senior Vice President of Strategic Initiatives in September 2005. Mr. Kouzelos served as Vice President of Strategic Initiatives from April 2001 through August 2005, as Vice President of Shared Services from August 2000 to March 2001, and as Director of Business Integration from June 1998 to July 2000. Mr. Kouzelos was associated with KPMG LLP, an international accounting firm, from 1990 to September 1996 and received his Masters in Business Administration from The Ohio State University in May of 1998. Mr. Kouzelos is a CPA, Inactive, and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

Chris Spurio joined CBIZ in January 1998 and has served as Vice President of Finance since July 1999. Previously, Mr. Spurio was the Corporate Controller since January 1998. Mr. Spurio also served as Acting Chief Financial Officer from May 2000 to December 2000. Mr. Spurio was associated with KPMG LLP, an international accounting firm, from July 1988 to January 1998, serving as a Senior Manager of such firm from July 1995 to January 1998. Mr. Spurio is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

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

Robert A. Bosak joined CBIZ in September 2001 and has served as Corporate Controller since April 2005. Prior to joining CBIZ, Mr. Bosak was associated with BridgeStreet Accommodations from February 1998 through June 2001, were he served as Corporate Controller and Director of Financial Operations. Prior to joining BridgeStreet Accommodations, Mr. Bosak was Corporate Controller of the Rock and Roll Hall of Fame and Museum, from June 1993 through February 1998. Mr. Bosak also worked in the public accounting industry with two Cleveland based firms from 1987 to 1993. Mr. Bosak is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

Item 11.	Executive Compensation.

Information with respect to this item is incorporated by reference from the discussion under the heading “Executive Compensation” in CBIZ’s Definitive Proxy Statement for the 2007 Annual Stockholders’ Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2007 Annual Stockholders’ Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of certain agreements and transactions between or among CBIZ and certain related parties. It is CBIZ’s policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties. Based on CBIZ’s experience and the terms of its transactions with unaffiliated parties, it is the Audit Committee of the Board of Directors’ and managements’ belief that the transactions described below met these standards at the time of the transactions. Management reviews these transactions as they occur and monitors them for compliance with the Company’s Code of Conduct, internal procedures and applicable legal requirements. The Audit Committee reviews and ratifies such transactions annually, or as they are more frequently brought to the attention of the Committee by the Company’s Director of Internal Audit, General Counsel or other members of Management.

A number of the businesses acquired by CBIZ are located in properties owned indirectly by and leased from persons employed by CBIZ. In the aggregate, CBIZ paid approximately $0.6 million, $1.3 million, and $1.3 million for the years ended 2006, 2005 and 2004, respectively, under such leases which management believes were at market rates.

Rick L. Burdick, a director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (Akin, Gump). Akin, Gump performed legal work for CBIZ during 2006, 2005 and 2004 for which the firm received approximately $0.6 million, $0.1 million, and $0.2 million from CBIZ, respectively.

Robert A. O’Byrne, a Senior Vice President, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O’Byrne was an owner. The partnership received approximately $0.2 million, $0.3 million, and $0.3 million from CBIZ during the years ended December 31, 2006, 2005 and 2004, respectively.

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

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $1.7 million and $2.4 million as of December 31, 2006 and 2005, respectively. In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and its amendments, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

Item 14.	Principal Accounting Fees and Services.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2007 Annual Stockholders’ Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated October 17, 1996 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company effective December 23,1997 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).
3.4	Certificate of Amendment of the Certificate of Incorporation of the Company dated September 10, 1998 (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
3.5	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
4.4	Employee Stock Investment Plan (filed as exhibit 4.4 to the Company’s Report on Form S-8 filed June 1, 2001, and incorporated herein by reference).
4.5	Indenture, dated as of May 30, 2006, between CBIZ, Inc. and U.S. Bank National Association as Trustee (filed as exhibit 4.1 to CBIZ’s Current Report on Form 8-K dated May 23, 2006 and incorporated herein by reference).
4.6	Registration Rights Agreement, dated as of May 30, 2006, between CBIZ, Inc. and Banc of America Securities, LLC (filed as exhibit 4.2 to CBIZ’s Current Report on Form 8-K dated May 23, 2006 and incorporated herein by reference).
10.1	2002 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders dated April 1, 2002 and incorporated herein by reference).

Exhibit No.		Description

10.2		Severance Protection Agreement by and between the Company and Jerome P. Grisko, Jr. (filed as exhibit 10.11 to the Company’s Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.3		Employment Agreement by and between the Company and Steven L. Gerard (filed as exhibit 10.13 to the Company’s Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.4		Employment Agreement by and between the Company and Ware H. Grove (filed as exhibit 10.14 to the Company’s Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.7		Credit Agreement dated as of February 13, 2006 Among the Company, Bank of America, N.A., as Agent, a Lender, Issuing Bank and Swing Line Bank, and The Other Financial Institutions Party Hereto Banc of America Securities, LLC as Sole Lead Arranger and Book Manager (filed as exhibit 10.14 to the Company’s Current Report on Form 8-K dated February 13, 2006, and filed February 17, 2006, and incorporated herein by reference).
10.8		Amendment No. 1 to Credit Agreement dated as of May 23, 2006 by and among CBIZ, Inc., the several financial institutions from time to time party to the Credit Agreement and Bank of America, N.A., as administrative agent (filed as exhibit 10.1 to CBIZ’s Current Report on Form 8-K dated May 23, 2006, and incorporated herein by reference).
10	.9*	Waiver and Second Amendment to Credit Agreement dated as of March 12, 2007 by and among CBIZ, Inc., the Guarantors, the several financial institutions from time to time party to the Credit Agreement and Bank of America, N.A., as administrative agent.
21	.1*	List of Subsidiaries of CBIZ, Inc.
23*		Consent of KPMG LLP
24*		Powers of attorney (included on the signature page hereto).
31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CBIZ, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBIZ, Inc.
(Registrant)

By	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
March 15, 2007

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

/s/ Steven L. Gerard Steven L. Gerard Chairman and Chief Executive Officer	/s/ Joseph S. DiMartino Joseph S. DiMartino Director

/s/ Ware H. Grove Ware H. Grove Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Harve A. Ferrill Harve A. Ferrill Director

/s/ Michael H. DeGroote Michael H. DeGroote Director	/s/ Richard C. Rochon Richard C. Rochon Director

/s/ Rick L. Burdick Rick L. Burdick Director	/s/ Todd Slotkin Todd Slotkin Director

/s/ Donald V. Weir Donald V. Weir Director

CBIZ, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CBIZ, Inc.:

We have audited management’s assessment, Management’s Report on Internal Control Over Financial Reporting, included in Item 9A of Form 10-K, that CBIZ, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CBIZ, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Cleveland, Ohio
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CBIZ, Inc.:

We have audited the accompanying consolidated financial statements of CBIZ, Inc. and subsidiaries (Company) as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBIZ, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation and its method of quantifying errors effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Cleveland, Ohio
March 15, 2007

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(In thousands, except per share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$12,971	$8,909
Restricted cash	17,507	9,873
Accounts receivable, net	106,299	96,465
Notes receivable — current	2,161	6,042
Deferred income taxes — current	3,230	3,502
Other current assets	9,679	8,999
Assets of discontinued operations	8,805	18,274

Current assets before funds held for clients	160,652	152,064
Funds held for clients	84,441	65,669

Total current assets	245,093	217,733
Property and equipment, net	28,976	32,270
Notes receivable — non-current	2,486	3,575
Deferred income taxes — non-current	7,306	6,163
Goodwill and other intangible assets, net	211,929	181,347
Assets of deferred compensation plan	17,120	9,803
Other assets	5,372	3,624

Total assets	$518,282	$454,515

LIABILITIES
Current liabilities:
Accounts payable	$27,966	$25,214
Income taxes payable	3,728	1,115
Accrued personnel costs	36,354	35,861
Other current liabilities	19,332	18,297
Liabilities of discontinued operations	3,961	7,229

Current liabilities before client fund obligations	91,341	87,716
Client fund obligations	84,441	65,669

Total current liabilities	175,782	153,385

Convertible notes	100,000	—
Bank debt	—	32,200
Deferred compensation plan obligations	17,120	9,803
Other non-current liabilities	8,802	4,466

Total liabilities	301,704	199,854

STOCKHOLDERS’ EQUITY

Common stock, par value $0.01 per share; Shares authorized 250,000; Shares issued 101,754 and 98,381; Shares outstanding 67,416 and 73,822	1,018	984
Additional paid-in capital	465,319	450,734
Accumulated deficit	(72,917)	(94,714)
Treasury stock, 34,338 and 24,559 shares	(176,773)	(102,317)
Accumulated other comprehensive loss	(69)	(26)

Total stockholders’ equity	216,578	254,661

Total liabilities and stockholders’ equity	$518,282	$454,515

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands, except per share data)

	2006	2005	2004

Revenue	$601,125	$550,731	$492,187
Operating expenses	519,230	476,046	427,023

Gross margin	81,895	74,685	65,164
Corporate general and administrative expense	24,675	24,911	24,099
Depreciation and amortization expense	16,425	14,617	15,452

Operating income	40,795	35,157	25,613
Other income (expense):
Interest expense	(3,365)	(3,109)	(1,507)
Gain on sale of operations, net	21	314	996
Other income, net	4,965	4,004	3,107

Total other income, net	1,621	1,209	2,596
Income from continuing operations before income tax expense	42,416	36,366	28,209
Income tax expense	16,789	14,660	7,579

Income from continuing operations	25,627	21,706	20,630
Loss from operations of discontinued operations, net of tax	(2,137)	(6,583)	(4,711)
Gain on disposal of discontinued operations, net of tax	911	3,550	132

Net income	$24,401	$18,673	$16,051

Earnings (loss) per share:
Basic:
Continuing operations	$0.36	$0.29	$0.26
Discontinued operations	(0.02)	(0.04)	(0.06)

Net income	$0.34	$0.25	$0.20

Diluted:
Continuing operations	$0.35	$0.28	$0.25
Discontinued operations	(0.02)	(0.04)	(0.05)

Net income	$0.33	$0.24	$0.20

Basic weighted average common shares outstanding	71,004	74,448	79,217

Diluted weighted average common shares outstanding	73,052	76,827	81,477

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

							Accumulated
	Issued		Additional				Other
	Common	Common	Paid-In	Accumulated	Treasury	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Shares	Stock	Loss	Totals

December 31, 2003	95,673	$957	$441,407	$(129,438)	10,302	$(35,087)	$(1)	$277,838

Comprehensive income:
Net income	—	—	—	16,051	—	—	—	16,051
Foreign currency translation adjustments							(13)	(13)

Total comprehensive income								16,038
Share repurchases	—	—	—	—	10,424	(50,419)	—	(50,419)
Restricted stock	—	—	518	—	—	—	—	518
Divestiture consideration	—	—	—	—	30	(144)	—	(144)
Stock options exercised	519	5	1,410	—	—	—	—	1,415
Tax benefit from employee share plans	—	—	286	—	—	—	—	286
Business acquisitions and contingent payments	215	2	963	—	—	—	—	965

December 31, 2004	96,407	$964	$444,584	$(113,387)	20,756	$(85,650)	$(14)	$246,497

Comprehensive income:
Net income	—	—	—	18,673	—	—	—	18,673
Foreign currency translation adjustments							(12)	(12)

Total comprehensive income								18,661
Share repurchases	—	—	—	—	3,803	(16,667)	—	(16,667)
Restricted stock	247	2	453	—	—	—	—	455
Stock options exercised	1,658	17	4,157	—	—	—	—	4,174
Tax benefit from employee share plans	—	—	1,244	—	—	—	—	1,244
Business acquisitions and contingent payments	69	1	296	—	—	—	—	297

December 31, 2005	98,381	$984	$450,734	$(94,714)	24,559	$(102,317)	$(26)	$254,661

Cumulative effect of adjustments from the adoption of SAB 108, net of taxes	—	—	—	(2,604)	—	—	—	(2,604)

December 31, 2005 — Adjusted	98,381	$984	$450,734	$(97,318)	24,559	$(102,317)	$(26)	$252,057

Comprehensive income:
Net income	—	—	—	24,401	—	—	—	24,401
Foreign currency translation adjustments							(43)	(43)

Total comprehensive income								24,358
Share repurchases	—	—	—	—	9,731	(74,515)	—	(74,515)
Restricted stock	151	1	(1)	—	—	—	—	—
Stock options exercised	2,552	26	5,660	—	—	—	—	5,686
Share-based compensation	—	—	1,940	—	—	—	—	1,940
Tax benefit from employee share plans	—	—	3,003	—	—	—	—	3,003
Business acquisitions and contingent payments	607	6	3,997	—	—	—	—	4,003
Other	63	1	(14)	—	48	59	—	46

December 31, 2006	101,754	$1,018	$465,319	$(72,917)	34,338	$(176,773)	$(69)	$216,578

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$24,401	$18,673	$16,051
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations of discontinued operations, net of tax	2,137	6,583	4,711
Gain on disposal of discontinued operations, net of tax	(911)	(3,550)	(132)
Gain on sale of operations, net	(21)	(314)	(996)
Provision for credit losses and bad debt, net of recoveries	3,799	4,893	4,041
Notes payable extinguishment	(65)	(65)	(743)
Depreciation and amortization expense	16,425	14,617	15,452
Deferred income taxes	(2,509)	(2,550)	(4,021)
Excess tax benefits from share based payment arrangements	(3,003)	1,244	286
Employee stock awards	1,940	222	98

Changes in assets and liabilities, net of acquisitions and divestitures
Restricted cash	(7,516)	216	791
Accounts receivable, net	(11,891)	(5,964)	(14,253)
Other assets	(987)	(2,726)	(1,779)
Accounts payable	1,606	709	(804)
Income taxes	4,879	6,177	(6,974)
Accrued personnel costs	344	11,566	4,412
Other liabilities	(2,121)	662	760

Net cash provided by continuing operations	26,507	50,393	16,900
Operating cash flows provided by discontinued operations	1,709	3,909	4,024

Net cash provided by operating activities	28,216	54,302	20,924

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(22,090)	(12,611)	(5,662)
Acquisition of other intangible assets	(2,425)	—	—
Proceeds from sales of divested operations and client lists	21	133	3,030
Proceeds from sales of discontinued operations	7,325	2,000	1,549
Additions to notes receivable	—	—	(2,267)
Payments received on notes receivable	1,895	1,672	2,462
Additions to property and equipment, net	(6,484)	(6,829)	(6,596)
Investing cash flows used in discontinued operations	(106)	(56)	(1,609)

Net cash used in investing activities	(21,864)	(15,691)	(9,093)

Cash flows from financing activities:
Proceeds from convertible notes	100,000	—	—
Proceeds from bank debt	144,000	253,200	288,855
Proceeds from notes payable	—	87	—
Payment of bank debt	(176,200)	(274,900)	(248,955)
Payment of notes payable and capitalized leases	(664)	(845)	(428)
Deferred financing costs	(3,600)	(42)	(734)
Payment for acquisition of treasury stock	(74,515)	(16,667)	(50,419)
Proceeds from exercise of stock options	5,686	4,174	1,350
Excess tax benefit from exercise of stock awards	3,003	—	—

Net cash used in financing activities	(2,290)	(34,993)	(10,331)

Net increase in cash and cash equivalents	4,062	3,618	1,500
Cash and cash equivalents at beginning of year	8,909	5,291	3,791

Cash and cash equivalents at end of year	$12,971	$8,909	$5,291

See the accompanying notes to the consolidated financial statements.

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, provides professional business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and Toronto, Canada. During the first quarter of 2006, CBIZ realigned its operations into four client-centric practice groups: Financial Services, Employee Services, Medical Management Professionals and National Practices. A further description of changes made during the first quarter of 2006, as well as products and services offered by each of the practice groups, is provided in Note 20.

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries (CBIZ). All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ. See further discussion under “Variable Interest Entities”.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management’s estimates and assumptions include, but are not limited to, estimates of collectibility of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the valuation of stock options in determining compensation expense, accrued liabilities (such as incentive compensation), income taxes and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the current year presentation. Reclassifications include but may not be limited to, certain expenses reimbursable to CBIZ by its clients, previously netted against revenue which are now reported as operating expenses. These reclassifications did not impact CBIZ’s reported income from continuing operations. Prior period financial statements and disclosures have also been reclassified to reflect discontinued operations.

Adjustment to Retained Earnings — Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was adopted by CBIZ for its fiscal year ended December 31, 2006.

Historically CBIZ evaluated uncorrected differences using the “roll-over” method, which focused primarily on the impact of uncorrected differences, including the reversal of prior-year uncorrected differences, on the current-year consolidated statement of operations. As required by SAB 108, CBIZ must now evaluate misstatements under a “dual approach” method, which requires quantification under both the “roll-over” and the “iron curtain” methods. The “iron curtain” method quantifies misstatements based on the effects of correcting the period-end balance sheet.

In accordance with the transition provisions of SAB 108, CBIZ recorded adjustments totaling $2.6 million to beginning retained earnings for the year ended December 31, 2006. These adjustments were considered to be

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immaterial to our consolidated statements of operations in prior years, under the “roll-over” method. The components of the adjustment are detailed in the table below (in thousands):

	Total Cumulative		Total Cumulative
	Adjustment,	Tax Impact	Adjustment,
	Before Taxes	of Adjustment	Net of Taxes

Operating expenses(1)	$(2,367)	$(875)	$(1,492)
Revenue(2)	(799)	(296)	(503)
Operating expenses(3)	(476)	—	(476)
Revenue(4)	(212)	(79)	(133)

Cumulative effect of adjustments	$(3,854)	$(1,250)	$(2,604)

(1)	Some of CBIZ’s operating leases were not properly accounted for in accordance with SFAS No. 13, which requires lessees to record rent expense evenly throughout the lease term. The majority of the uncorrected differences related to this accounting practice occurred between fiscal years ending December 31, 1999 and December 31, 2005.

(2)	As the result of an enhancement to certain services that provided web-based unlimited access to clients, CBIZ was required to change its revenue recognition practice related to these services. The uncorrected difference related to this change occurred in years prior to 2004.

(3)	Certain split dollar life insurance policies on a former key employee were recorded based upon accumulated premiums paid to date, which exceeded the policies’ cash surrender value. The uncorrected difference related to this accounting practice occurred between fiscal years ending December 31, 1999 and December 31, 2005.

(4)	CBIZ changed its revenue recognition for certain service fees to amortize the fees into income over an annual service period, as opposed to recording the fees upon completion of a set-up process. The uncorrected difference related to this change occurred during 2005.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term highly liquid investments with an original maturity of three months or less at the date of purchase.

Restricted Cash

Funds held by CBIZ in relation to its capital and investment advisory services are recorded in restricted cash, as those funds are restricted in accordance with applicable NASD regulations. Funds on deposit from clients in connection with the pass through of insurance premiums to the carrier are also recorded in restricted cash; the related liability for these funds is recorded in accounts payable.

Funds Held for Clients and Client Fund Obligations

Services provided by CBIZ include the preparation of payroll checks, federal, state, and local payroll tax returns, and flexible spending account administration. In relation to these services, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. Funds that are collected before they are due are segregated and reported separately as “funds held for clients” in the consolidated balance sheets. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds.

Funds held for clients may include cash, cash equivalents and short-term investments. Short-term investments may include Auction Rate Securities (ARS), which are long-term variable rate bonds that are priced and traded as short-term investments due to the liquidity provided through the auction mechanism that generally occurs every 7 to 35 days. Although ARS are considered to be highly liquid, they do not meet the definition of cash equivalents due to the long-term maturity dates; therefore, ARS are classified as marketable securities in accordance with FASB

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement No. 115. Funds held for clients and the related client fund obligations are included in the consolidated balance sheets as current assets and current liabilities, respectively. The amounts of collected but not yet remitted funds may vary significantly during the year.

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

At December 31, 2006, the fair value of CBIZ’s $100.0 million convertible senior subordinated notes (“Notes”) was approximately $96.9 million, based upon quoted market prices. As the Notes have a fixed interest rate and a conversion feature which is based upon the market value of CBIZ’s common stock, the fair value of the Notes will fluctuate as market rates of interest and the market value of CBIZ’s common stock fluctuate.

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

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line basis over the following estimated useful lives:

Buildings	25 to 40 years
Furniture and fixtures	5 to 10 years
Capitalized software	2 to 7 years
Equipment	3 to 7 years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the respective lease.

Capitalized Software

The cost of software purchased or developed for internal use is capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The costs are amortized to expense using the straight line method over an estimated useful life not to exceed seven years. Capitalized software is classified as “property and equipment, net” in the consolidated balance sheets.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. State income tax credits are accounted for using the flow-through method.

A valuation allowance is provided when it is more likely than not that some portion of a deferred tax assets will not be realized. CBIZ determines a valuation allowance based on the analysis of amounts available in the statutory carryback or carryforward periods, consideration of future deductible amounts, and assessment of the consolidated and/or separate company profitability.

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured’s (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the data necessary from the carriers to properly record revenue becomes available; and life insurance commissions are recognized when the policy becomes effective. Commission revenue is reported net of sub-broker commissions, and reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

Commissions which are based upon certain performance targets are recognized at the earlier of written notification that the target has been achieved, or cash collection.

Fee income is recognized in the period in which services are provided, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.

Payroll — Revenue is recognized when the actual payroll processing occurs.

Medical Management Professionals — Fees for services are primarily based on a percentage of net collections on our clients’ patient accounts receivable. As such, revenue is determinable, earned, and recognized, when payments are received by our clients on their patient accounts. Revenue earned on statement mailing services is recognized when statements are processed and mailed. Revenue from the sale of billing systems is recognized upon installation of the system, while the related system maintenance revenue is recognized over the period covered by the maintenance agreement.

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Health Care Consulting — CBIZ bills clients based upon a predetermined agreed-upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses, or as a percentage of savings after contingencies have been resolved and verified by a third party.

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

Operating Expenses

Operating expenses represent costs of service and other costs incurred to operate our business units, and are primarily comprised of personnel and occupancy related expenses. Personnel costs include base compensation, commissions, payroll taxes, income or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include stock-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized, and therefore estimates are subject to change. Total personnel costs were $385.0 million, $347.0 million, and $309.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $37.1 million, $34.5 million, and $33.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Rent expense under such leases is recognized in accordance with SFAS No. 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires lessees to record rent expense evenly throughout the term of the lease obligation when the lease commitment is a known

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount, but allows for rent expense to be recorded on a cash basis when future rent payments under the obligation are unknown because the rent escalations are tied to factors that are not currently measurable (such as increases in the consumer price index). Differences between rent expense recognized and the cash payments required under operating lease obligations, are recorded in the consolidated balance sheets as other current or non-current liabilities as appropriate.

CBIZ may receive incentives to lease office facilities in certain areas. In accordance with SFAS 13, such incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. Leasehold improvements made at the inception of or during the lease are amortized over the shorter of the asset life or the lease term.

Variable Interest Entities

In accordance with the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), as amended, CBIZ has determined that its relationship with certain Certified Public Accounting (CPA) firms with whom we maintain administrative service agreements (ASAs) qualify as variable interest entities. The accompanying financial statements do not reflect the consolidation of the variable interest entities, as the impact is not material to the financial condition, results of operations or cash flows of CBIZ.

The CPA firms with which CBIZ maintains administrative service agreements may operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the ASAs nor the providing of services thereunder is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of their respective services, and CBIZ does not believe that its arrangements with these CPA firms result in additional risk of loss.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by weighted average diluted shares. Weighted average diluted shares are determined using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to CBIZ’s stock award programs, CBIZ’s convertible senior subordinated notes, and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock awards are computed using the average market price for the period, in accordance with the treasury stock method.

As further described in Note 7, CBIZ’s convertible senior subordinated notes (“Notes”) may result in future issuances of CBIZ common stock. Under the net share settlement method, potential shares issuable under the Notes will be considered dilutive, and will be included in the calculation of weighted average diluted shares, if the Company’s market price per share exceeds the $10.63 conversion price of the Notes. As of December 31, 2006, the Company’s market price per share had not exceeded the conversion price of the Notes.

Stock-Based Awards

CBIZ has granted various stock-based awards under its 1996 Employee Stock Option Plan and 2002 Stock Incentive Plan, which are described in further detail in Note 13.

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2006, CBIZ adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Accordingly, CBIZ recognizes stock-based compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of up to five years. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. Forfeiture estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded in the consolidated statements of operations as operating expenses or corporate general and administrative expenses, depending on where the respective individual’s compensation is recorded.

Prior to January 1, 2006, CBIZ accounted for its stock-based compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the disclosure alternative prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, CBIZ presented pro forma information for the periods prior to the adoption of SFAS 123R and no compensation cost was recognized for stock options granted prior to January 1, 2006.

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

The following table illustrates the effect on net income and earnings per share if CBIZ had applied the fair value recognition provisions of SFAS 123 during the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31,
	2005	2004

Net income as reported	$18,673	$16,051
Add: Stock-based employee compensation expense included in net income	222	98
Fair value of stock-based compensation, net of tax(1),(2)	(1,322)	(1,520)

Pro forma net income	$17,573	$14,629

Earnings per share:
Basic — as reported	$0.25	$0.20

Basic — pro forma	$0.24	$0.18

Diluted — as reported	$0.24	$0.20

Diluted — pro forma	$0.23	$0.18

(1)	A tax rate of 40.0% was applied to the fair value of options in determining pro forma net income for the years ended December 31, 2005 and 2004.

(2)	In determining pro forma information required under SFAS 123 for periods prior to adoption of SFAS 123R, CBIZ accounted for forfeitures as they occurred.

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CBIZ utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2005 and 2004 were determined using the following weighted average assumptions:

	2005	2004

Weighted average grant-date fair value per share, of options granted	$1.65	$1.42
Expected volatility	49.71%	36.57%
Expected option life (years)	5.00	5.00
Risk-free interest rate	3.90%	3.89%
Expected dividend yield	0.0%	0.0%

2.	Accounts Receivable, Net

Accounts receivable balances at December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Trade accounts receivable	$91,746	$81,345
Unbilled revenue	19,890	19,292
Other accounts receivable	754	1,449

Total accounts receivable	112,390	102,086
Allowance for doubtful accounts	(6,091)	(5,621)

Accounts receivable, net	$106,299	$96,465

3.	Notes Receivable

Notes receivable balances at December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Current
Notes in lieu of cash as consideration for the sale of operations	$2,110	$5,378
Other	51	664

Total notes receivable — current	2,161	6,042
Non-Current
Notes in lieu of cash as consideration for the sale of operations	425	1,215
Other	2,061	2,360

Total notes receivable — non-current	2,486	3,575

Notes receivable	$4,647	$9,617

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment, Net

Property and equipment, net at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005

Buildings and leasehold improvements	$12,809	$12,342
Furniture and fixtures	19,604	17,577
Capitalized software	41,704	40,563
Equipment	22,772	27,427

Total property and equipment	96,889	97,909
Accumulated depreciation and amortization	(67,913)	(65,639)

Property and equipment, net	$28,976	$32,270

Depreciation and amortization expense was approximately $10.1 million, $10.8 million, and $11.7 million during the years ended December 31, 2006, 2005 and 2004, respectively, of which $5.4 million, $5.5 million, and $5.3 million represented the amortization of capitalized software.

5.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Goodwill	$178,071	$164,714
Intangibles:
Client lists	37,367	21,998
Other intangibles	7,595	1,493

Total intangibles	44,962	23,491

Total goodwill and other intangibles assets	223,033	188,205
Accumulated amortization	(11,104)	(6,858)

Goodwill and other intangible assets, net	$211,929	$181,347

Goodwill

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2006 and 2005 were as follows (in thousands):

			Medical
	Financial	Employee	Management	National	Total
	Services	Services	Professionals	Practices	Goodwill

December 31, 2004	$94,473	$42,715	$17,212	$1,219	$155,619
Additions	4,975	3,643	—	477	9,095

December 31, 2005	99,448	46,358	17,212	1,696	164,714
Additions	4,828	4,037	4,067	425	13,357

December 31, 2006	$104,276	$50,395	$21,279	$2,121	$178,071

As further described in Notes 1 and 18, CBIZ has reclassified prior period financial statements and disclosures to reflect discontinued operations. As a result of these discontinued operations, goodwill totaling $4.2 million

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($1.4 million from Financial Services and $2.8 million from Employee Services) was reclassified to assets of discontinued operations in the accompanying balance sheets, and is not reflected in the balances as presented in the table above. Goodwill recorded in the assets of discontinued operations decreased by approximately $1.1 million during 2006 as the result of sales transactions, and approximately $3.1 million of goodwill is reported in assets of discontinued operations at December 31, 2006.

Client Lists and Other Intangibles

Client lists are amortized over periods not exceeding ten years, and had a weighted average amortization period of 8.0 years remaining at December 31, 2006. Other intangibles, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years, and had a weighted average amortization period of 8.8 years remaining at December 31, 2006. CBIZ acquired the trade-name of a nationally recognized practice which complements our Financial Services practice group during the year ended December 31, 2006. The trade name is recorded in other intangibles and is being amortized over ten years.

Amortization expense (excluding impairment charges described below) of client lists and other intangible assets was approximately $4.5 million, $2.5 million, and $1.6 million during the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense for client lists and other intangible assets for each of the next five years is estimated to be:

Years ended December 31,	In Millions

2007	$4.7

2008	$4.4

2009	$4.3

2010	$4.0

2011	$4.0

This estimate excludes the impact of events that may occur subsequent to December 31, 2006, including acquisitions, divestitures and additional purchase price that may be earned in connection with acquisitions that occurred prior to December 31, 2006. At December 31, 2006, the weighted average amortization period remaining for total intangibles was 8.1 years.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, CBIZ recorded a non-cash pre-tax impairment charge of $0.2 million during the year ended December 31, 2004. The impairment charge is reported as “depreciation and amortization expense” in the accompanying consolidated statements of operations and relates to a client list from our Financial Services practice group that was purchased in 2000. There were no impairment charges recorded during the years ended December 31, 2006 or 2005.

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

Income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands):

	2006	2005	2004

Continuing operations:
Current:
Federal	$16,642	$16,251	$9,854
Foreign	—	(58)	—
State and local	2,656	1,017	1,746

Total current income tax expense from continuing operations	19,298	17,210	11,600
Deferred:
Federal	(2,483)	(1,504)	(3,225)
Foreign	35	—	32
State and local	(61)	(1,046)	(828)

Total deferred income tax expense from continuing operations	(2,509)	(2,550)	(4,021)

Total income tax expense continuing operations	16,789	14,660	7,579

Discontinued operations:
Operations of discontinued operations	(1,196)	(3,884)	(2,307)
Gain on sale of discontinued operations	816	2,085	266

Total income tax expense	$16,409	$12,861	$5,538

The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2006	2005	2004

Tax at statutory rate	$14,846	$12,728	$9,873
State taxes (net of federal benefit)	1,769	1,419	1,393
Tax credit carryforwards	—	(293)	(280)
Change in valuation allowance	(372)	(250)	(276)
Settlement of IRS examination 1998-2000	—	—	(3,550)
Business meals and entertainment — non-deductible	704	539	660
Other, net	(158)	517	(241)

Provision for income taxes from continuing operations	$16,789	$14,660	$7,579

Effective income tax rate	39.6%	40.3%	26.9%

The net change in the valuation allowance for the year ended December 31, 2006 was primarily related to changes in the valuation allowances for state tax credit carryforwards. The net change in the valuation allowance for the year ended December 31, 2005 was primarily due to changes in the valuation allowances for: state tax credit carryforwards; capital losses realized in excess of capital gains; and NOL carryforwards. The net change in the

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance for the year ended December 31, 2004 was primarily due to changes in the valuation of NOL carryforwards.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 2006 and 2005, were as follows (in thousands):

	2006	2005

Deferred Tax Assets:
Net operating loss carryforwards	$5,331	$5,602
Allowance for doubtful accounts	1,464	1,490
Employee benefits and compensation	9,123	5,570
Lease costs	3,368	2,356
Goodwill and other intangibles	50	257
State tax credit carryforwards	3,440	3,707
Excess capital losses over capital gains	123	123
Other deferred tax assets	600	427

Total gross deferred tax assets	23,499	19,532
Less: valuation allowance	(5,544)	(5,916)

Total deferred tax assets, net	17,955	13,616

Deferred Tax Liabilities:
Property and equipment depreciation	2,274	3,152
Accrued interest	1,282	—
Other deferred tax liabilities	3,863	799

Total gross deferred tax liabilities	7,419	3,951

Net deferred tax asset	$10,536	$9,665

The Internal Revenue Service (IRS) is currently examining CBIZ’s federal income tax returns for the years ended December 31, 2004 and 2003; no changes have been proposed to date.

During the fourth quarter of 2004, the IRS made a final determination relative to its examination of CBIZ’s federal income tax returns for the years ended December 31, 1998, 1999, and 2000. The IRS agreed with CBIZ’s favorable tax position, which resulted in an income tax refund of $4.0 million for the years under examination. CBIZ also recorded a deferred tax liability of $1.3 million, and reversed an accrual for income taxes payable of $0.8 million related to the audit results.

These items resulted in a net tax benefit of $3.5 million during the year ended December 31, 2004. The tax refund was received in February 2005.

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net operating loss (NOL) carryforwards for continuing operations at December 31, 2006 and 2005 were as follows (in thousands):

	NOL Carryforwards		Deferred Tax Benefit		Expiration
	2006	2005	2006	2005	Dates

U.S. NOLs	$598	$1,538	$209	$538	2008
Canadian NOLs	$4,110	$4,361	1,644	1,744	2007
State NOLs	$76,851	$74,357	3,478	3,320	Various

Total NOLs			5,331	5,602
NOL valuation allowances			(4,884)	(4,657)

Net NOLs			$447	$945

The availability of NOL’s is reported as deferred tax assets, net of applicable valuation allowances, in the accompanying consolidated balance sheets. CBIZ established valuation allowances for portions of the Canadian and state NOL carryforwards and state income tax credit carryforwards.

7.	Borrowing Arrangements

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

CBIZ received net proceeds from the sale of the Notes of approximately $97.0 million, after deducting offering expenses of approximately $3.0 million. Net proceeds from the sale were used to repurchase 6.6 million shares of CBIZ common stock at a cost of approximately $52.5 million (concurrent with closing the Notes), and to repay the outstanding balance under the $100.0 million unsecured credit facility (described in further detail below). Approximately $3.3 million in debt issuance costs related to the Notes, have been recorded as other assets in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.

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

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Bank Debt

CBIZ did not have any outstanding borrowings under its credit facility at December 31, 2006, and the balance at December 31, 2005 was $32.2 million. Rates for the twelve months ended December 31, 2006 and 2005 were as follows:

	2006	2005

Weighted average rates	6.26%	5.39%

Range of effective rates	5.41% - 8.25%	3.94% - 7.25%

CBIZ maintains a $100.0 million unsecured credit facility (facility) with Bank of America as agent bank for a group of five participating banks. The facility has a five year term expiring February 2011, and an option to increase the commitment to $150.0 million. The facility was amended in May 2006, principally to permit CBIZ to issue the $100.0 million of convertible senior subordinated notes as described above. The amendment did not materially impact any other terms or conditions of the credit facility. CBIZ had approximately $83.7 million of available funds under the facility at December 31, 2006; total availability is reduced by letters of credit and obligations determined to be “other indebtedness” in accordance with the terms of the facility.

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

There are no limitations on CBIZ’s ability to acquire businesses or repurchase CBIZ common stock provided that the Leverage Ratio is less than 2.0. The Leverage Ratio is calculated as total debt (excluding the convertible senior subordinated notes) compared to EBITDA as defined by the facility.

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Lease Commitments

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Future minimum cash commitments under operating leases as of December 31, 2006 were as follows (in thousands):

	Gross		Net
Years Ended	Operating Lease		Operating Lease
December 31,	Commitments(1)	Sub-Leases(1), (2)	Commitments(1)

2007	$34,651	$2,673	$31,978
2008	31,178	2,023	29,155
2009	26,019	1,161	24,858
2010	21,869	824	21,045
2011	19,702	514	19,188
Thereafter	55,266	653	54,613

Total	$188,685	$7,848	$180,837

(1)	Includes lease commitments accrued in the consolidation and integration reserve (further disclosed in Note 10) as of December 31, 2006.

(2)	A substantial portion of the sub-leases relate to restructuring lease obligations, and are reflected in the consolidation and integration reserve as further described in Note 10.

Rent expense for continuing operations (excluding consolidation and integration charges) incurred under operating leases was $33.9 million, $31.2 million, and $30.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Rent expense does not necessarily reflect cash payments, as further described under “Operating Leases” in Note 1.

Capital Leases

CBIZ leases furniture and fixtures for certain office facilities under various capital lease agreements. Property acquired under capital lease agreements and recorded as “property and equipment, net” in the consolidated balance sheets at December 31, 2006 and 2005 was as follows (in thousands):

	2006	2005

Furniture and fixtures	$2,613	$2,627
Accumulated depreciation	(768)	(503)

Furniture and fixtures, net	$1,845	$2,124

Depreciation of furniture and fixtures acquired under capital lease agreements is recorded as depreciation and amortization expense in the consolidated statements of operations.

At December 31, 2006 and 2005, current capital lease obligations totaled $0.5 million and $0.6 million and non-current capital lease obligations totaled $0.5 million and $1.0 million, respectively. These obligations are recorded as “other current liabilities” and “other non-current liabilities” in the accompanying consolidated balance sheets, as

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appropriate. Future minimum lease payments under capital leases and the present value of such payments at December 31, 2006 were as follows:

In
Years ended December 31,	Thousands

2007	$542
2008	467
2009	84
2010	—
2011	—
Thereafter	—

Total minimum lease payments	1,093
Less imputed interest	(68)

Present value of minimum lease payments	$1,025

9.	Commitments and Contingencies

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

Indemnifications

CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2006, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2006, 2005 and 2004, payments regarding such contracts and arrangements have not been material.

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits. Letters of credit totaled $2.0 million at December 31, 2006 and 2005. In addition, CBIZ provides performance bonds to various state agencies to meet certain licensing requirements. The amount of performance bonds outstanding at December 31, 2006 and 2005 was $1.6 million and $1.2 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.7 million and $2.4 million at December 31, 2006 and 2005, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

During 2006, there were no significant consolidation and integration initiatives. The charges against income during 2006, primarily related to the net present value of interest and minor changes in assumptions for spaces under sub-lease. As a result of divestiture activity during 2006, facilities in the Dallas and Tulsa markets were abandoned, resulting in consolidation and integration charges being recorded in “gain on sale of discontinued operations, net of tax” in the consolidated statements of operations.

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

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation and integration reserve balances at December 31, 2006, 2005 and 2004, and activity during the years ended December 31, 2006 and 2005 were as follows (in thousands):

Consolidation and
Integration Reserve

Reserve balance at December 31, 2004	$3,410
Adjustments against income(1)	3,598
Payments(3)	(3,905)

Reserve balance at December 31, 2005	3,103
Adjustments against income(1)	1,271
Adjustments against gain on sale of discontinued operations(2)	242
Payments(3)	(2,304)

Reserve balance at December 31, 2006	$2,312

(1)	Adjustments against income are included in “operating expenses” in the accompanying consolidated statements of operations.

(2)	Adjustments against gain on sale of discontinued operations are reported in “gain on sale of discontinued operations, net of tax” in the accompanying consolidated statements of operations.

(3)	Payments are net of sub-lease payments received.

The December 31, 2006 consolidation and integration reserve balance represents the net present value of future lease obligations, net of expected sub-leases. Cash commitments required under these obligations are included in the schedule of future minimum cash commitments in Note 8.

Consolidation and integration charges incurred during the years ended December 31, 2006, 2005 and 2004, and recorded as operating expenses in the accompanying consolidated statements of operations were as follows (in thousands):

	2006	2005	2004

Lease consolidation and abandonment	$1,271	$3,598	$2,502
Severance expense	—	93	—
Other consolidation charges	111	—	248

Total consolidation and integration charges	$1,382	$3,691	$2,750

11.	Employee Benefits

Employee Savings Plan

CBIZ sponsors a qualified 401(k) defined contribution plan that covers substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by CBIZ are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds, including: stock; fixed income; stable value; and balanced — lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2006, 2005 and 2004, were approximately $6.1 million, $5.0 million, and $5.2 million, respectively.

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan

CBIZ sponsors a deferred compensation plan, under which certain members of management and other highly compensated employees may elect to defer receipt of a portion of their annual compensation, subject to maximum and minimum percentage limitations. The amount of compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation plan obligation is established by CBIZ. An amount equaling each participant’s compensation deferral is transferred into a rabbi trust and invested in various debt and equity securities as directed by the participants. The assets of the rabbi trust are held by CBIZ and recorded as assets of deferred compensation plan in the accompanying consolidated balance sheets.

Assets of the deferred compensation plan consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are based on published market quotes at the end of the period. Adjustments to the fair value of these investments are recorded as other income (expense), offset by the same adjustments to compensation expense in the consolidated statements of operations, and were approximately $1.6 million, $0.6 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. These investments are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan. However, in the event that CBIZ became insolvent, the investments would be available to all unsecured general creditors.

Deferred compensation plan obligations represent amounts due to participants of the plan, and consist of accumulated participant deferrals and earnings thereon since the inception of the plan, net of withdrawals. This liability is an unsecured general obligation of CBIZ, and is recorded as deferred compensation plan obligations in the accompanying consolidated balance sheets.

12.	Common Stock

CBIZ’s authorized common stock consists of 250 million shares of common stock, par value $0.01 per share (Common Stock). The holders of CBIZ’s Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There are no cumulative voting rights with respect to the election of directors. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock will be able to elect the directors of CBIZ then standing for election as terms expire. Holders of Common Stock have no preemptive rights and are entitled to such dividends as may be declared by the Board of Directors of CBIZ out of funds legally available therefore. The holders of CBIZ’s Common Stock are not entitled to any sinking fund, redemption or conversion rights. On liquidation, dissolution or winding up of CBIZ, the holders of Common Stock are entitled to share ratably in the net assets of CBIZ remaining after the payment of any and all creditors. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and non-assessable. The transfer agent and registrar for the Common Stock is Computershare Investor Services, LLC.

CBIZ completes registration filings related to its Common Stock to register shares under the Securities Act of 1933. CBIZ has filed an effective registration statement with the SEC to register the sale of up to 15 million shares of common stock that may be offered from time to time in connection with acquisitions. In 2006, CBIZ filed a registration statement with the SEC to register an undeterminable number of shares of Common Stock issuable by the Company upon conversion (the “Conversion Shares”) of the Company’s issued and outstanding convertible senior subordinated notes (the “Notes”). The registration statement has been declared effective. Although the Company cannot at this time determine the number of Conversion Shares it will issue upon conversion of the Notes, if any, the number of Conversion Shares will be calculated as set out in the S-3 Registration Statement filed by the Company with the SEC on July 21, 2006. The Notes are further discussed in Note 7.

Treasury Stock

In February 2006, CBIZ’s Board of Directors authorized a share repurchase program allowing for share repurchases of up to 5.0 million shares of CBIZ common stock. In May 2006, CBIZ’s Board of Directors authorized a

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supplemental share repurchase program allowing for share repurchases of up to 10.0 million shares of CBIZ common stock, in addition to the 5.0 million shares previously authorized. Under these programs, shares may be repurchased in the open market and in privately negotiated transactions according to SEC rules. During the year ended December 31, 2006, CBIZ repurchased approximately 9.7 million shares of its common stock at an aggregate purchase price of approximately $74.5 million. Of these repurchases, approximately 6.6 million shares were repurchased at a cost of $52.5 million, concurrent with closing the convertible senior subordinated notes (described in Note 7); the remaining shares were purchased in the open market. These repurchase programs expire March 31, 2007.

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

Repurchased shares are held in treasury, and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. The repurchase plans allow CBIZ to purchase shares through the open market or through privately negotiated purchases according to SEC rules. The repurchase programs do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

CBIZ amended its credit facility in May 2006 (described in Note 7). Under the amended facility, there are no limitations on CBIZ’s ability to repurchase CBIZ common stock, provided that the Leverage Ratio (calculated as total debt, excluding the convertible senior subordinated notes, compared to EBITDA as defined by the facility) is less than 2.0.

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

Participants may purchase shares of CBIZ stock by making optional cash investments in accordance with the provisions of the plan. CBIZ, at its option, may provide these shares from treasury, newly issued stock, shares purchased in the open market or shares purchased via negotiated transactions. The price paid by participants to purchase shares varies based upon the source of the shares. The price for shares provided from treasury or newly issued stock is the market price of CBIZ common stock on the applicable investment date. The price for shares provided from open market purchases or negotiated transactions is determined based on the weighted average price at which the shares are actually purchased.

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Awards

CBIZ’s outstanding stock awards have been granted pursuant to two plans: The 1996 Employee Stock Option Plan, and the 2002 Stock Incentive Plan (the “plans”). The 2002 Stock Incentive Plan is an amendment and restatement of the 1996 Employee Stock Option Plan, and a maximum of 15.0 million stock options, restricted stock or other stock based compensation awards may be granted under the plans. Shares subject to award under the plans may be authorized and unissued shares of CBIZ common stock or may be treasury shares.

CBIZ has granted stock options, restricted stock awards and restricted performance awards under the plans. The terms and vesting schedules for stock-based awards vary by type and date of grant. Total shares available for future grant under the plan were approximately 4.6 million, 5.3 million, and 5.3 million at December 31, 2006, 2005, and 2004, respectively. Awards that are terminated (through forfeiture or expiration) are again available for issuance in connection with awards under the plans.

During the years ended December 31, 2006, 2005 and 2004, CBIZ recognized compensation costs for these awards, as follows (in thousands):

	2006	2005	2004

Stock options(1)	$1,667	$—	$—
Restricted stock awards	273	222	98

Total stock-based compensation expense before income tax benefit	$1,940	$222	$98

(1)	Effective January 1, 2006 CBIZ adopted the provisions of SFAS 123R. CBIZ utilized the modified prospective method for adoption and thus prior periods were not restated to include compensation expense. See further discussion in Note 1.

CBIZ utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during 2006 were determined using the following weighted average assumptions:

2006

Expected volatility(1)	47.91%
Expected option life (years)(2)	4.16
Risk-free interest rate(3)	4.83%
Expected dividend yield(4)	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals. CBIZ believes that the future volatility of its stock price will not differ significantly from its history.

(2)	The expected option life assumption was determined by considering the vesting and contractual terms of the respective options.

(3)	The risk-free interest rate assumption was based upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.

(4)	The expected dividend yield assumption was determined in view of CBIZ’s historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.

Stock Options

Stock options granted prior to 2006 were generally subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. Stock options granted in 2006 were generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. Stock options expire six

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years from the date of grant, and are awarded with an exercise price equal to the market value of CBIZ’s common stock on the date of grant.

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

Stock options may be granted alone or in addition to other awards and may be of two types: incentive stock options and nonqualified stock options. In the event the optionee of an incentive stock option owns, at the time such stock option is awarded or granted, more than ten percent of the voting power of all classes of stock of CBIZ, the option price shall not be less than 110% of such fair market value.

Stock option activity during the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands, except per share data):

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per	of	Price Per
	Options	Share	Options	Share	Options	Share

Outstanding at beginning of year	6,803	$2.72	8,523	$3.32	10,155	$4.58
Granted	719	$7.98	468	$3.45	473	$4.31
Exercised	(2,552)	$2.23	(1,658)	$2.52	(519)	$2.60
Expired or canceled	(227)	$4.61	(530)	$13.36	(1,586)	$11.98

Outstanding at end of year	4,743	$3.70	6,803	$2.72	8,523	$3.32

Exercisable at end of year	2,950	$2.77	4,551	$2.47	5,390	$3.46

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2006 was $2.5 million. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $11.9 million, $4.6 million and $1.0 million, respectively. The intrinsic value is calculated as the difference between CBIZ’s stock price on the exercise date and the exercise price of each option exercised.

Options outstanding at December 31, 2006 had a weighted average remaining contractual life of 2.1 years, and an aggregate intrinsic value of $16.2 million. Options exercisable at December 31, 2006, had a weighted average remaining contractual life of 1.3 years, and an aggregate intrinsic value of $12.4 million. The aggregate intrinsic value represents the difference between CBIZ’s closing stock price and the exercise price of each in-the-money option on the last trading day (December 29, 2006) of the period presented. At December 31, 2006, CBIZ had unrecognized compensation cost for non-vested stock options of $3.0 million, to be recognized over a weighted average period of approximately 2.9 years.

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

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock award activity during the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands, except per share data):

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant-Date	Number	Grant-Date	Number	Grant-Date
	of	Fair	of	Fair	of	Fair
	Shares	Value(1)	Shares	Value(1)	Shares	Value(1)

Non-vested at beginning of year	236	$3.91	119	$4.35	—	—
Granted	160	$7.40	128	$3.56	119	$4.35
Vested	(21)	$4.35	(11)	$4.58	—	—
Forfeited	(12)	$5.61	—	—	—	—

Non-vested at end of year	363	$5.36	236	$3.91	119	$4.35

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

At December 31, 2006, CBIZ had unrecognized compensation cost for restricted stock awards of $1.3 million, to be recognized over a weighted average period of approximately 2.9 years. The total fair value of shares vested during the years ended December 31, 2006 and 2005 was approximately $91,000 and $48,000, respectively.

The market value of shares awarded during 2006, 2005 and 2004 was $1.2 million, $0.5 million and $0.5 million, respectively. This market value was recorded as unearned compensation and is being expensed ratably over the periods which the restrictions lapse. Awards outstanding at December 31, 2006 will be released from restrictions at dates ranging from February 2007 through April 2010.

Restricted Performance Awards

CBIZ granted 627,000 restricted performance awards in the first quarter of 2006, which would have vested only if CBIZ achieved a pre-determined earnings per share target for the year ending December 31, 2007. This 2007 special program target was based upon assumptions made during the fourth quarter of 2005 and required growth in earnings per share in excess of the actual 25% growth that was recorded in 2006, as well as growth in excess of the increase currently forecasted for 2007. Achieving this goal was based on the occurrence and timing of a number of events, including potential acquisitions and the performance of certain businesses which have since been classified as discontinued operations. Some of these events did not occur as originally anticipated, and during the fourth quarter of 2006 CBIZ determined that it was no longer probable that the special program earnings per share target for 2007 would be achieved. As a result, the performance award plan was terminated, and approximately $1.3 million in compensation expense recognized during the nine months ended September 30, 2006, was reversed in the fourth quarter of 2006. The market value of shares awarded was $6.54 on the date of grant, and was being expensed ratably over the performance period.

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004

Numerator:
Income from continuing operations	$25,627	$21,706	$20,630

Denominator:
Basic
Weighted average common shares	71,004	74,448	79,217

Diluted
Options(1)	1,924	2,169	2,240
Restricted stock awards	116	52	18
Contingent shares(2)	8	158	2

Total diluted weighted average common shares	73,052	76,827	81,477

Basic earnings per share from continuing operations	$0.36	$0.29	$0.26

Diluted earnings per share from continuing operations	$0.35	$0.28	$0.25

(1)	For the years ended December 31, 2006, 2005 and 2004, a total of 654, 36, and 548 options (in thousands), respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met. See further discussion of acquisitions in Note 17.

15.	Supplemental Cash Flow Disclosures

Cash paid for interest and income taxes during the years ended December 31, 2006, 2005, and 2004 was as follows (in thousands):

	2006	2005	2004

Interest	$3,602	$3,134	$1,342

Income taxes	$13,596	$6,112	$14,675

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Non-cash investing and financing activities during the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

Property and equipment acquired under capital lease obligations	$—	$407	$1,857

Business acquisitions, including contingent consideration earned	$10,713	$3,712	$2,033

Acquisition of intangible assets	$3,200	$—	$—

Non-cash proceeds from divested operations	$78	$201	$1,865

Non-cash proceeds from discontinued operations	$1,504	$4,569	$530

Non-cash consideration paid for business acquisitions and intangible assets and proceeds received from divested operations were generally in the form of notes receivable, notes payable and CBIZ common stock.

16.	Related Parties

The following is a summary of certain agreements and transactions between or among CBIZ and certain related parties. It is CBIZ’s policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties. Based on CBIZ’s experience and the terms of its transactions with unaffiliated parties, it is the Audit Committee of the Board of Directors’ and managements’ belief that the transactions described below met these standards at the time of the transactions. Management reviews these transactions as they occur and monitors them for compliance with the Company’s Code of Conduct, internal procedures and applicable legal requirements. The Audit Committee reviews and ratifies such transactions annually, or as they are more frequently brought to the attention of the Committee by the Company’s Director of Internal Audit, General Counsel or other members of Management.

A number of the businesses acquired by CBIZ are located in properties owned indirectly by and leased from persons employed by CBIZ. In the aggregate, CBIZ paid approximately $0.6 million, $1.3 million, and $1.3 million during the years ended December 31, 2006, 2005 and 2004, respectively, under such leases which management believes were at market rates.

Rick L. Burdick, a director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (Akin, Gump). Akin, Gump performed legal work for CBIZ during 2006, 2005 and 2004 for which the firm received approximately $0.6 million, $0.1 million, and $0.2 million from CBIZ, respectively.

Robert A. O’Byrne, a Senior Vice President, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O’Byrne was an owner. The partnership received approximately $0.2 million, $0.3 million, and $0.3 million from CBIZ during the years ended December 31, 2006, 2005 and 2004, respectively.

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

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with performance of each of its respective services, and CBIZ does not believe that its arrangements with these CPA firms result in additional risk of loss.

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $1.7 million and $2.4 million as of December 31, 2006 and 2005, respectively. In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and its amendments, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

17.	Acquisitions

During the year ended December 31, 2006, CBIZ acquired two insurance businesses and a medical billing services company which are reported within the Employee Services and Medical Management Professionals practice groups, respectively. The insurance businesses consist of a property and casualty insurance broker located in San Jose, California, and an insurance business offering property and casualty, commercial bonds and employee benefits with offices in St. Joseph and Kansas City Missouri. The medical billing services company is based in Flint, Michigan and provides medical billing services and in-house computer systems primarily to hospital-based physician practices in Michigan, Ohio and Indiana. Additionally, CBIZ acquired three client lists during 2006, two of which are reported in the Employee Services and the other which is reported in the Financial Services practice groups, respectively. Aggregate consideration for these acquisitions consisted of approximately $14.0 million in cash (net of cash acquired) and 232,400 shares of restricted common stock (valued at approximately $1.5 million) paid at closing, and up to an additional $10.1 million (payable in cash and stock) which is contingent upon the future financial performance of the acquired businesses and client lists. In addition, CBIZ paid approximately $8.1 million in cash and issued approximately 374,100 shares of common stock during the year ended December 31, 2006, as contingent proceeds and towards notes payable for previous acquisitions.

During the year ended December 31, 2005, CBIZ acquired three business operations consisting of: a registered investment firm in Cleveland, Ohio which complements the Employee Services practice; and an accounting and consulting practice in San Diego, California and a valuation business in Milwaukee, Wisconsin which are reported as part of the Financial Services practice group. In addition, CBIZ acquired the client lists of an accounting and consulting practice in Philadelphia, Pennsylvania and of a benefits and insurance practice in Charlotte, North Carolina, which are reported as part of the Financial Services and Employee Services practice groups, respectively. Aggregate consideration for the acquisitions consisted of approximately $6.6 million cash (net of cash acquired), $0.4 million in notes and approximately 45,000 shares of restricted common stock (estimated stock value of $0.2 million at acquisition) paid at closing, and up to an additional $13.2 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue or earnings targets. In addition, CBIZ paid approximately $6.0 million in cash and issued approximately 23,900 shares of common stock during the year ended December 31, 2005, as contingent proceeds and towards notes payable for previous acquisitions.

During the year ended December 31, 2004, CBIZ completed acquisitions of benefits and insurance firms in Chicago, Illinois, and Owing Mills, Maryland which complement the Employee Services practice group, as well as an accounting tax and advisory firm in Denver, Colorado, and a technology firm in Cleveland, Ohio which are reported as part of the Financial Services and National Practice groups, respectively. CBIZ also purchased three client lists which complement the Employee Services and National Practice groups. Aggregate consideration for the business acquisitions consisted of approximately $3.7 million cash (net of cash acquired) and approximately 215,500 shares of restricted common stock (estimated stock value of $1.0 million at acquisition) paid at closing, and up to an additional $8.0 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue and earnings targets. The purchase price for the client lists is primarily dependent upon future results, and is not expected to be material individually or in the aggregate. In addition, CBIZ paid approximately

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.0 million in cash during the year ended December 31, 2004, as contingent proceeds and towards notes payable for previous acquisitions.

The operating results of these firms have been included in the accompanying consolidated financial statements since the dates of acquisition. Pro forma information has not been provided as the impact was not material to the financial condition, results of operations or cash flows of CBIZ. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) was allocated to goodwill. Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the twelve months ended December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Goodwill	$13,357	$9,095

Client lists	$15,633	$5,817

Other intangible assets	$481	$597

18.	Discontinued Operations and Divestitures

From time to time, CBIZ will divest (through sale or closure) business operations that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets. Divestitures are classified as discontinued operations provided they meet the criteria as provided in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets in Determining Whether to Report Discontinued Operations”.

During the fourth quarter of 2006, CBIZ committed to the divestiture of two operations, one each from the Employee Services and Financial Services practice groups. CBIZ plans to divest of the operations through sales transactions which are expected to be completed during 2007. These businesses will have continuing cash flows in 2007, as the businesses will continue to operate until the divestitures are complete. The businesses are classified as discontinued operations in the accompanying consolidated financial statements.

During 2006, CBIZ sold an operation from the Financial Services practice group and certain property tax operations from a business unit in the National Practices group. These sales resulted in a pre-tax loss of approximately $0.7 million, which is included in “gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Aggregate proceeds from these sales consisted of approximately $1.7 million cash and $0.2 million in notes.

In addition to the businesses previously discussed, CBIZ sold two client lists from the Employee Services practice group during the year ended December 31, 2006. The client lists were sold for notes totaling approximately $0.1 million. Gain on the sale of the client lists was deferred, and the deferred gain is recorded as “other non-current liabilities” in the accompanying consolidated balance sheets. Sale of the client lists did not qualify for treatment as discontinued operations, and as such the gain will be recorded in continuing operations as “gain on sale of operations, net” as cash payments are received. For the year ended December 31, 2006, gain on sale of operations related to these client lists was approximately $21,000.

During 2005, CBIZ closed an operation from the Financial Services group, sold an operation from the Employee Services group, and committed to the divestiture of a business unit in the National Practices group. These operations qualified for treatment as discontinued operations and are classified as such in the accompanying consolidated financial statements.

The Employee Services operation was sold for proceeds that consisted of: $2.0 million cash received at closing; $4.1 million due from others which is subject to adjustment based upon actual cash collected on accounts receivable

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that were sold; and contingent proceeds which are determined based upon the divested operation’s actual future performance. Contingent proceeds are recorded as gain on sale of discontinued operations as they are earned, and totaled $4.6 million (pretax) during the fourth quarter and year ended December 31, 2005, and $2.4 million during the year ended December 31, 2006. CBIZ received a payment of $5.6 million for contingent proceeds earned through March 31, 2006 and notes receivable outstanding for these contingent proceeds at December 31, 2006 and 2005 totaled $1.5 million and $4.6 million, respectively. Adjustments to the amount due from others are recorded to the operations of discontinued operations.

CBIZ also sold two client lists during 2005, one each from the Financial Services and Employee Services practice groups. These client lists were sold for aggregate proceeds of $0.1 million cash and $0.2 million in net notes receivable, and resulted in a pretax gain of $0.3 million. As these sales did not qualify for treatment as discontinued operations, the gains are reported as “gain on sale of operations, net” from continuing operations in the accompanying consolidated statement of operations.

During 2004, CBIZ sold or closed five business operations, consisting of four Financial Services operations, and an operation from the National Practices segment. In addition to the divestiture of these operations, CBIZ sold three client lists from the Financial Services group and a client list from the Employee Services group. Sales were made for aggregate proceeds of $4.6 million cash, $2.3 million in notes receivable and CBIZ stock valued at $0.1 million. Three of the divestitures qualified for treatment as discontinued operations and are classified as such in the accompanying consolidated financial statements. Operations that did not qualify for treatment as discontinued operations were sold for a pre-tax gain of $1.0 million, which is reported as “gain on sale of operations, net” from continuing operations.

CBIZ may earn additional proceeds on the sale of certain client lists, which are contingent upon future revenue generated by the client lists. CBIZ records these proceeds as other income when they are earned.

For those business operations that qualified for treatment as discontinued operations, the net assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and loss from operations of discontinued operations for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

Revenue	$14,853	$20,996	$35,914

Loss from operations of discontinued operations before income tax benefit	$(3,333)	$(10,467)	$(7,018)
Income tax benefit	(1,196)	(3,884)	(2,307)

Loss from operations of discontinued operations, net of tax	$(2,137)	$(6,583)	$(4,711)

Gains on disposals of discontinued operations for the years ended December 31 2006, 2005 and 2004 were as follows (in thousands):

	2006(1)	2005(1)	2004

Gain on disposal of discontinued operations, before income tax expense(1)	$1,727	$5,635	$398
Income tax expense	816	2,085	266

Gain on disposal of discontinued operations, net of tax	$911	$3,550	$132

(1)	Includes contingent proceeds in the amount of $2,455 and $4,569 for the years ended December 31, 2006 and 2005, respectively, for the Employee Services operation that was sold in the third quarter of 2005.

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2005, the assets and liabilities of business operations classified as discontinued operations consisted of the following (in thousands):

	2006	2005

Assets:
Accounts receivable, net	$2,043	$5,552
Funds held for clients	—	3,392
Deferred income taxes, net	2,321	2,705
Property and equipment, net	888	1,630
Goodwill and other intangible assets, net	3,115	4,188
Other assets	438	807

Assets of discontinued operations	$8,805	$18,274

Liabilities:
Accounts payable	$964	$1,539
Accrued personnel costs	129	145
Other liabilities	2,868	2,153
Client fund obligations	—	3,392

Liabilities of discontinued operations	$3,961	$7,229

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts).

	2006
	March 31,	June 30,	September 30,	December 31,
Revenue	$167,546	$149,561	$140,068	$143,950
Operating expenses	135,341	127,471	125,159	131,259

Gross margin	32,205	22,090	14,909	12,691
Corporate general and administrative	6,732	7,333	5,568	5,042
Depreciation and amortization	3,979	4,082	4,212	4,152

Operating income	21,494	10,675	5,129	3,497
Other income (expense):
Interest expense	(792)	(867)	(844)	(862)
Gain on sale of operations, net	—	7	7	7
Other income, net	1,235	496	936	2,298

Total other income (expense), net	443	(364)	99	1,443
Income from continuing operations before income tax expense	21,937	10,311	5,228	4,940
Income tax expense	8,753	4,241	2,034	1,761

Income from continuing operations	13,184	6,070	3,194	3,179
Income (loss) from operations of discontinued operations, net of tax	(1,333)	(630)	376	(550)
Gain (loss) on disposal of discontinued operations, net of tax	167	(214)	553	405

Net income	$12,018	$5,226	$4,123	$3,034

Earnings (loss) per share:
Basic:
Continuing operations	$0.18	$0.08	$0.05	$0.05
Discontinued operations	(0.02)	(0.01)	0.01	(0.01)

Net income	$0.16	$0.07	$0.06	$0.04

Diluted:
Continuing operations	$0.17	$0.08	$0.05	$0.05
Discontinued operations	(0.01)	(0.01)	0.01	(0.01)

Net income	$0.16	$0.07	$0.06	$0.04

Basic weighted average common shares	74,849	73,185	68,314	67,717

Diluted weighted average common shares	77,354	75,421	70,421	69,556

During the fourth quarter of 2006, CBIZ reversed $1.3 million in compensation expense related to restricted performance awards. The compensation expense was recognized during the nine months ended September 30, 2006. See further discussion of the restricted performance awards in Note 13.

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2006, CBIZ recorded a $0.4 million gain on the disposal of discontinued operations. The gain recorded in the fourth quarter represents contingent proceeds related to an operation from the Employee Services group that was sold in the third quarter of 2005. Contingent proceeds are recorded as they are earned, and are determined based upon the actual performance of the business that was sold. Divestitures are further discussed in Note 18.

	2005
	March 31,	June 30,	September 30,	December 31,
Revenue	$152,348	$135,781	$131,864	$130,738
Operating expenses	123,772	117,918	117,409	116,947

Gross margin	28,576	17,863	14,455	13,791
Corporate general and administrative	6,421	7,449	6,364	4,677
Depreciation and amortization	3,751	3,644	3,622	3,600

Operating income	18,404	6,770	4,469	5,514
Other income (expense):
Interest expense	(781)	(845)	(787)	(696)
Gain on sale of operations, net	—	—	29	285
Other income, net	359	730	1,034	1,881

Total other income (expense), net	(422)	(115)	276	1,470
Income from continuing operations before income tax expense	17,982	6,655	4,745	6,984
Income tax expense	7,445	2,411	2,041	2,763

Income from continuing operations	10,537	4,244	2,704	4,221
Loss from operations of discontinued operations, net of tax	(2,291)	(918)	(1,471)	(1,903)
Gain (loss) on disposal of discontinued operations, net of tax	(109)	—	802	2,857

Net income	$8,137	$3,326	$2,035	$5,175

Earnings (loss) per share:
Basic:
Continuing operations	$0.14	$0.06	$0.04	$0.06
Discontinued operations	(0.03)	(0.02)	(0.01)	0.01

Net income	$0.11	$0.04	$0.03	$0.07

Diluted:
Continuing operations	$0.14	$0.06	$0.04	$0.06
Discontinued operations	(0.04)	(0.02)	(0.01)	0.01

Net income	$0.10	$0.04	$0.03	$0.07

Basic weighted average common shares	75,738	75,175	73,793	73,123

Diluted weighted average common shares	77,718	76,947	75,988	75,947

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2005, CBIZ recorded a $4.6 million pre-tax gain on the disposal of discontinued operations ($2.9 million net of tax). The gain recorded in the fourth quarter represents contingent proceeds related to an operation from the Employee Services group that was sold during the third quarter of 2005. Contingent proceeds are recorded as they are earned, and are determined based upon the actual performance of the business that was sold. Divestitures are further discussed in Note 18.

20.	Segment Disclosures

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

During the first quarter of 2006, CBIZ realigned its operations into four client-centric practice groups, and changed the names of those practice groups to encompass the comprehensive range of services offered by each of the respective groups. Changes made to CBIZ’s practice groups during the first quarter of 2006 were as follows:

•	Financial Services: The Financial Services practice group was formerly referred to as “Accounting, Tax and Advisory Services”. In addition, CBIZ Valuation Group was transferred from National Practices into Financial Services during the first quarter of 2006.

•	Employee Services: The Employee Services practice group was formerly referred to as “Benefits and Insurance Services”. In addition, CBIZ Payroll Services was transferred from National Practices into Employee Services during the first quarter of 2006.

•	Medical Management Professionals: Medical Management Professionals (CBIZ MMP) is an individual practice group. Historically, CBIZ MMP was reported and managed within the National Practices group.

•	National Practices: The National Practices group is primarily comprised of business units offering technology services to clients, as well as other units whose individual size do not meet quantitative thresholds as provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. During the first quarter of 2006, CBIZ Valuation Group and CBIZ Payroll Services were transferred out of National Practices into Financial Services and Employee Services, respectively.

Prior period financial statements have been reclassified to reflect these changes in segment reporting. Although financial results for the individual practice groups have changed, there was no impact to CBIZ’s consolidated financial statements as a result of these reclassifications.

A general description of services provided by practice group, is provided in the table below.

Financial Services

•	Accounting

•	Tax

•	Financial Advisory

•	Litigation Support

•	Valuation

•	Sarbanes-Oxley 404 Consulting

•	Internal Audit

•	Fraud Detection

•	Real Estate Advisory

Employee Services

•	Group Health

•	Property & Casualty

•	COBRA / Flex

•	Retirement Planning

•	Wealth Management

•	Life Insurance

•	Human Capital Management

•	Payroll Services

•	Specialty Life Insurance

•	Actuarial Services

National Practices

•	Managed Networking and Hardware Services

•	IT Consulting

•	Project Management

•	Software Solutions

•	Mergers & Acquisitions

•	Health Care Consulting

•	Government Relations

CBIZ MMP

•	Coding and Billing

•	Accounts Receivable Management

•	Full Practice Management Services

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate and Other.  Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of incentive compensation, infrastructure costs and consolidation and integration charges.

Accounting policies of the practice groups are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Upon consolidation, all intercompany accounts and transactions are eliminated; thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding the costs of certain infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing), which are reported in the “Corporate and Other” segment.

CBIZ operates in the United States and Toronto, Canada and revenue generated from such operations during the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

United States	$599,697	$549,431	$491,052
Canada	1,428	1,300	1,135

Total Revenue	$601,125	$550,731	$492,187

There is no one customer that represents a significant portion of CBIZ’s revenue.

Segment information for the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands):

	Year Ended December 31, 2006
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$277,557	$155,663	$117,369	$50,536	$—	$601,125
Operating expenses	235,788	122,054	97,507	44,501	19,380	519,230

Gross margin	41,769	33,609	19,862	6,035	(19,380)	81,895
Corporate general & admin	—	—	—	—	24,675	24,675
Depreciation & amortization	4,065	3,227	3,184	250	5,699	16,425

Operating income (loss)	37,704	30,382	16,678	5,785	(49,754)	40,795
Other income (expense):
Interest expense	(93)	(3)	—	—	(3,269)	(3,365)
Gain on sale of operations, net	—	—	—	—	21	21
Other income, net	430	1,957	144	17	2,417	4,965

Total other income (expense)	337	1,954	144	17	(831)	1,621

Income (loss) from continuing operations before income tax expense	$38,041	$32,336	$16,822	$5,802	$(50,585)	$42,416

CBIZ, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$262,119	$141,815	$98,175	$48,622	$—	$550,731
Operating expenses	221,117	110,727	80,625	43,749	19,828	476,046

Gross margin	41,002	31,088	17,550	4,873	(19,828)	74,685
Corporate general & admin	—	—	—	—	24,911	24,911
Depreciation & amortization	3,637	2,678	2,773	290	5,239	14,617

Operating income (loss)	37,365	28,410	14,777	4,583	(49,978)	35,157
Other income (expense):
Interest expense	(115)	(4)	—	—	(2,990)	(3,109)
Gain on sale of operations, net	—	—	—	—	314	314
Other income, net	439	544	98	45	2,878	4,004

Total other income	324	540	98	45	202	1,209

Income (loss) from continuing operations before income tax expense	$37,689	$28,950	$14,875	$4,628	$(49,776)	$36,366

	Year Ended December 31, 2004
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$226,213	$133,562	$87,662	$44,750	$—	$492,187
Operating expenses	194,928	106,147	72,286	39,889	13,773	427,023

Gross margin	31,285	27,415	15,376	4,861	(13,773)	65,164
Corporate general & admin	—	—	—	—	24,099	24,099
Depreciation & amortization	3,677	2,506	2,719	485	6,065	15,452

Operating income (loss)	27,608	24,909	12,657	4,376	(43,937)	25,613
Other income (expense):
Interest income (expense)	(43)	77	(1)	—	(1,540)	(1,507)
Gain on sale of operations, net	—	—	—	—	996	996
Other income, net	369	773	25	1	1,939	3,107

Total other income	326	850	24	1	1,395	2,596

Income (loss) from continuing operations before income tax expense	$27,934	$25,759	$12,681	$4,377	$(42,542)	$28,209

CBIZ, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND
RESERVES FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E
		Additions
	Balance at	Charged to	Charged	Acquisitions	Charge-offs,	Balance at
	Beginning of	Cost and	to Other	and	Net of	End of
	Period	Expense	Accounts	Divestitures	Recoveries	Period

Year ended December 31, 2006:
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$5,621	$3,851	$(6)	$—	$(3,375)	$6,091

Year ended December 31, 2005:
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$5,719	$5,156	$(396)	$—	$(4,858)	$5,621

Year ended December 31, 2004:
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$6,042	$4,312	$374	$57	$(5,066)	$5,719