Form 10-Q
period 2007-03-31
CBIZ, Inc.
filed 2007-05-10
CIK 944148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	April 30, 2007
Common Stock, par value $0.01 per share	65,005,686

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	MARCH 31,	DECEMBER 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,736	$12,971
Restricted cash	15,630	17,507
Accounts receivable, net	133,396	106,299
Notes receivable – current	1,159	2,161
Deferred income taxes – current	3,292	3,230
Other current assets	10,389	9,679
Assets of discontinued operations	7,522	8,805

Current assets before funds held for clients	179,124	160,652

Funds held for clients	88,910	84,441

Total current assets	268,034	245,093

Property and equipment, net	27,893	28,976
Notes receivable – non-current	2,399	2,486
Deferred income taxes – non-current	7,945	7,306
Goodwill and other intangible assets, net	213,395	211,929
Assets of deferred compensation plan	19,659	17,120
Other assets	5,252	5,372

Total assets	$544,577	$518,282

LIABILITIES
Current liabilities:
Accounts payable	$25,579	$27,966
Income taxes payable	7,224	3,728
Accrued personnel costs	21,858	36,354
Other current liabilities	17,826	19,332
Liabilities of discontinued operations	4,629	3,961

Current liabilities before client fund obligations	77,116	91,341

Client fund obligations	88,910	84,441

Total current liabilities	166,026	175,782

Convertible notes	100,000	100,000
Bank debt	29,200	–
Deferred compensation plan obligations	19,659	17,120
Other non-current liabilities	11,658	8,802

Total liabilities	326,543	301,704

STOCKHOLDERS’ EQUITY
Common stock	1,029	1,018
Additional paid-in capital	469,489	465,319
Accumulated deficit	(57,990)	(72,917)
Treasury stock	(194,419)	(176,773)
Accumulated other comprehensive loss	(75)	(69)

Total stockholders’ equity	218,034	216,578

Total liabilities and stockholders’ equity	$544,577	$518,282

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Revenue	$183,203	$167,546
Operating expenses	146,059	135,341

Gross margin	37,144	32,205

Corporate general and administrative expense	7,588	6,732
Depreciation and amortization expense	4,105	3,979

Operating income	25,451	21,494

Other income (expense):
Interest expense	(979)	(792)
Gain on sale of operations, net	95	–
Other income, net	607	1,235

Total other income (expense), net	(277)	443

Income from continuing operations before income tax expense	25,174	21,937

Income tax expense	10,312	8,753

Income from continuing operations after income tax expense	14,862	13,184

Loss from operations of discontinued operations, net of tax	(405)	(1,333)

Gain (loss) on disposal of discontinued operations, net of tax	(193)	167

Net income	$14,264	$12,018

Earnings (loss) per share:
Basic:
Continuing operations	$0.22	$0.18
Discontinued operations	–	(0.02)

Net income	$0.22	$0.16

Diluted:
Continuing operations	$0.22	$0.17
Discontinued operations	(0.01)	(0.01)

Net income	$0.21	$0.16

Basic weighted average shares outstanding	66,344	74,849

Diluted weighted average shares outstanding	68,023	77,354

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Cash flows from operating activities:
Net income	$14,264	$12,018

Adjustments to reconcile net income to net cash used in operating activities:
Loss from operations of discontinued operations, net of tax	405	1,333
(Gain) loss on disposal of discontinued operations, net of tax	193	(167)
Gain on sale of operations, net	(95)	–
Bad debt expense, net of recoveries	1,336	838
Depreciation and amortization expense	4,105	3,979
Deferred income taxes	(277)	(602)
Excess tax benefits from share based payment arrangements	(1,745)	(1,450)
Employee stock awards	497	539

Changes in assets and liabilities, net of acquisitions and dispositions:
Restricted cash	1,877	(2,124)
Accounts receivable, net	(28,165)	(27,581)
Other assets	(1,156)	(125)
Accounts payable	(2,468)	(2,143)
Income taxes payable	10,253	8,584
Accrued personnel costs	(14,495)	(15,647)
Other liabilities	3,077	770

Net cash used in continuing operations	(12,394)	(21,778)
Operating cash flows used in discontinued operations	(319)	(576)

Net cash used in operating activities	(12,713)	(22,354)

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(7,455)	(13,915)
Acquisition of other intangible assets	(1,602)	(2,411)
Proceeds from sales of divested operations and client lists	87	–
Proceeds from sales of discontinued operations	2,089	–
Additions to property and equipment, net	(1,195)	(1,541)
Payments received on notes receivable	96	200
Net cash provided by (used in) discontinued operations	(363)	51

Net cash used in investing activities	(8,343)	(17,616)

Cash flows from financing activities:
Proceeds from bank debt	78,300	70,400
Payment of bank debt	(49,100)	(41,400)
Payment of notes payable and capitalized leases	(159)	(169)
Deferred financing costs	–	(237)
Payment for acquisition of treasury stock	(16,765)	–
Proceeds from exercise of stock options	1,800	3,936
Excess tax benefit from exercise of stock awards	1,745	1,450

Net cash provided by financing activities	15,821	33,980

Net decrease in cash and cash equivalents	(5,235)	(5,990)
Cash and cash equivalents at beginning of year	12,971	8,909

Cash and cash equivalents at end of period	$7,736	$2,919

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (CBIZ) as of March 31, 2007 and December 31, 2006, and the results of their operations and cash flows for the three months ended March 31, 2007 and 2006. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2006.

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
See Note 10 for further information regarding CBIZ’s practice groups.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management’s estimates and assumptions include, but are not limited to, estimates of collectibility of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the valuation of stock options in determining compensation expense, accrued liabilities (such as incentive compensation and legal reserves), income taxes and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2006 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation to reflect the impact of discontinued operations.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectibility is reasonably assured. These criteria are in accordance with GAAP and SEC Staff Accounting Bulletin No. 104 (SAB 104). CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition, as it relates to those groups, is provided below.

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

Through one of its Financial Services units, CBIZ provides flexible benefits administration services to clients, grants access of its proprietary software to third parties, and provides hosting services to these parties. Revenue associated with set up and license fees related to CBIZ’s flexible benefits services are deferred and recognized pro rata over the life of the contract.

Employee Services — Revenue consists primarily of brokerage and agency commissions, payroll service fees, interest on client funds, and fee income for administering health and retirement plans. A description of the revenue recognition, based on the service provided, insurance product sold, and billing arrangement, is described below.
•	Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insureds (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the data necessary from the carriers to properly record revenue becomes available; and life insurance commissions are recognized when the policy becomes effective. Commission revenue is reported net of sub-broker commissions, and reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

•	Commissions which are based upon certain performance targets are recognized at the earlier of written notification that the target has been achieved, or cash collection.

•	Fee income is recognized in the period in which services are provided, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.

•	Payroll – Revenue is recognized when the actual payroll processing occurs.
Medical Management Professionals — Fees for services are primarily based on a percentage of net collections of clients’ patient accounts receivable. As such, revenue is determinable, earned, and recognized, when payments are received by CBIZ’s clients on their patient accounts. Revenue earned on statement mailing services is recognized when statements are processed and mailed. Revenue from the sale of billing systems is recognized upon installation of the system, while the related system maintenance revenue is recognized over the period covered by the maintenance agreement.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
National Practices — The business units that comprise this practice group offer a variety of services. A description of revenue recognition associated with the primary services is provided below.
•	Technology Consulting – Revenue associated with hardware and software sales is recognized upon delivery and acceptance of the product. Revenue associated with installation is recognized as services are performed, and revenue associated with service agreements is recognized on a straight-line basis over the period of the agreement. Consulting revenue is recognized on an hourly or per diem fee basis as services are performed.

•	Health Care Consulting – CBIZ bills clients based upon a predetermined agreed-upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses, or as a percentage of savings after contingencies have been resolved and verified by a third party.

•	Mergers & Acquisitions and Capital Advisory – Revenue associated with non-refundable retainers is recognized on a pro rata basis over the life of the engagement. Revenue associated with success fee transactions is recognized when the transaction is completed.
Certain client arrangements encompass multiple deliverables. CBIZ accounts for these arrangements in accordance with Emerging Issues Task Force No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). If the deliverables meet the criteria in EITF 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. Revenue for each unit is recognized separately in accordance with CBIZ’s revenue recognition policy for each unit. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and evaluated for appropriate accounting treatment based upon the underlying facts and circumstances.

Operating Expenses

Operating expenses represent costs of service and other costs incurred to operate the Company’s business units, and are primarily comprised of personnel and occupancy related expenses. Personnel costs include base compensation, commissions, payroll taxes, income or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include stock-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized, and therefore estimates are subject to change. Total personnel costs were $109.4 million and $101.5 million for the three months ended March 31, 2007 and 2006, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $9.6 million and $9.2 million for the three months ended March 31, 2007 and 2006, respectively.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
they are due are segregated and reported separately as “funds held for clients” in the consolidated balance sheets. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds.

Funds held for clients may include cash, cash equivalents and short-term investments. Short-term investments may include Auction Rate Securities (ARS), which are long-term variable rate bonds that are priced and traded as short-term investments due to the liquidity provided through the auction mechanism that generally occurs every 7 to 35 days. Although ARS are considered to be highly liquid, they do not meet the definition of cash equivalents due to the long-term maturity dates; therefore, ARS are classified as marketable securities in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS No. 115). Funds held for clients and the related client fund obligations are included in the consolidated balance sheets as current assets and current liabilities, respectively. The amounts of collected but not yet remitted funds may vary significantly during the year.

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

Fees earned by CBIZ under the ASAs are recorded as revenue (at net realizable value) in the consolidated statements of operations. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. Although the administrative service agreements do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks.

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

As further described in Note 4, CBIZ’s convertible senior subordinated notes (“Notes”) may result in future issuances of CBIZ common stock. Under the net share settlement method, potential shares issuable under the Notes will be considered dilutive, and will be included in the calculation of weighted average diluted shares, if the Company’s market price per share exceeds the $10.63 conversion price of the Notes. As of March 31, 2007, the Company’s market price per share had not exceeded the conversion price of the Notes.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
New Accounting Pronouncements

Effective January 1, 2007, CBIZ adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions and requires applying a “more likely than not” threshold to the recognition of tax positions based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any transition adjustment recognized on the date of adoption is to be recorded as an adjustment to retained earnings as of the beginning of the adoption period.

The adoption of FIN 48 resulted in a $0.7 million decrease in the total liability for unrecognized tax benefits, which was recorded as an adjustment reducing the January 1, 2007 accumulated deficit. Unrecognized tax benefits as of January 1, 2007 totaled $4.0 million, of which $2.4 million would impact the effective tax rate, if recognized. In addition, total unrecognized tax benefits include $0.5 million in tax positions for which there is uncertainty as to the timing of deductibility. If the taxing authorities do not allow our position of deducting these benefits over a shorter period of time, payment of cash to such authorities would be required in an earlier period; CBIZ’s annual effective tax rate would not be impacted.

CBIZ recognizes interest income, interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the total amount accrued for interest and penalties was $0.5 million and $0.2 million, respectively.

CBIZ is not aware of a reasonably possible event which would cause a significant change in total unrecognized tax benefits in the next twelve months. CBIZ and its subsidiaries file income tax returns in the U.S., Canada, and most state jurisdictions, and is subject to U.S. federal tax examinations for the years ending December 31, 2003 and thereafter. In the fourth quarter of 2006 the Internal Revenue Service (IRS) commenced an examination of CBIZ’s U.S. income tax returns for the years ended December 31, 2004 and 2003; as of March 31, 2007 the IRS has not proposed any adjustments to the income tax returns under examination. The majority of CBIZ’s state and local or non-U.S. income tax returns for years ending before December 31, 2002 are no longer subject tax authority examinations.

2.	Accounts Receivable, Net

Accounts receivable balances at March 31, 2007 and December 31, 2006 were as follows (in thousands):

	2007	2006
Trade accounts receivable	$95,684	$91,746
Unbilled revenue	43,650	19,890
Other accounts receivable	609	754

Total accounts receivable	139,943	112,390
Allowance for doubtful accounts	(6,547)	(6,091)

Accounts receivable, net	$133,396	$106,299

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2007 and December 31, 2006 were as follows (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	2007	2006
Goodwill	$179,377	$178,071
Intangibles:
Client lists	38,682	37,367
Intangible assets — other	7,577	7,595

Total intangibles	46,259	44,962

Total goodwill and other intangibles assets	225,636	223,033
Accumulated amortization	(12,241)	(11,104)

Goodwill and other intangible assets, net	$213,395	$211,929

Client lists are amortized over a period not to exceed ten years. Other intangible assets, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years. Amortization expense for client lists and other intangible assets was approximately $1.2 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively.

4.	Borrowing Arrangements

Convertible Senior Subordinated Notes

On May 30, 2006, CBIZ sold and issued $100.0 million in convertible senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Notes”). The Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The terms of the Notes are governed by the Indenture dated as of May 30, 2006, with U.S. Bank National Association as trustee. The Notes and Indenture are further described in the Annual Report on Form 10-K for the year ended December 31, 2006.

The Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1 beginning December 1, 2006. The Notes mature on June 1, 2026 and may be redeemed by CBIZ in whole or in part anytime after June 2, 2011. The Notes are convertible into CBIZ common stock at a rate equal to 94.1035 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $10.63 per share), subject to adjustment as described in the Indenture. Upon conversion, CBIZ will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 or the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at CBIZ’s election, cash or shares of CBIZ common stock in respect of the remainder.

Bank Debt

CBIZ had $29.2 million of outstanding borrowings under its credit facility at March 31, 2007, and had no borrowings under the credit facility at December 31, 2006. Rates for the three months ended March 31, 2007 and for the twelve months ended December 31, 2006 were as follows:

	2007	2006
Weighted average rates	7.38%	6.26%

Range of effective rates	6.93% - 8.25%	5.41% - 8.25%

CBIZ maintains a $100.0 million unsecured credit facility (facility) with Bank of America as agent bank for a group of five participating banks. The facility has a five year term expiring February 2011, and an option to increase the commitment to $150.0 million. CBIZ had approximately $61.7 million and $83.7 million of available funds under the facility at March 31, 2007 and December 31, 2006, respectively; total availability is reduced by letters of credit and obligations determined to be “other indebtedness” in accordance with the terms of the facility.

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

Indemnifications

CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2007, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the three months ended March 31, 2007 and 2006, payments regarding such contracts and arrangements have not been material.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $2.0 million as of March 31, 2007 and December 31, 2006. In addition, CBIZ provides performance bonds to various state agencies to meet certain licensing requirements. The amount of performance bonds outstanding at March 31, 2007 and December 31, 2006 was $1.4 million and $1.6 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.7 million as of March 31, 2007 and December 31, 2006. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

Legal Proceedings

CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

6.	Employer Share Plans

CBIZ has granted various stock-based awards under its 1996 Employee Stock Option Plan and 2002 Stock Incentive Plan, which are described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2006. The terms and vesting schedules for stock-based awards vary by type and date of grant. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, compensation cost for stock-based awards recognized during the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	2007	2006
Stock options	$390	$335
Restricted stock awards	107	18
Restricted performance awards	–	186

Total stock-based compensation expense	$497	$539

Stock award activity during the three months ended March 31, 2007 was as follows (in thousands, except per share data):

	Stock		Restricted Stock
	Options		Awards
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Grant-Date
	of	Price Per	of	Fair
	Options	Share	Shares	Value (1)
Outstanding at beginning of year	4,743	$3.70	363	$5.36
Granted	–	$–	49	$7.00
Exercised	(1,030)	$1.75	–	$–
Released	–	$–	(30)	$5.33
Expired or canceled	(29)	$4.99	–	$–

Outstanding at March 31, 2007	3,684	$4.23	382	$5.58

Exercisable at March 31, 2007	1,915	$3.32

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.
CBIZ had approximately 4.6 million shares available for future grant under the stock option plans at March 31, 2007.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (in thousands, except per share data).

	2007	2006
Numerator:
Income from continuing operations after income tax expense	$14,862	$13,184

Denominator:
Basic
Weighted average common shares	66,344	74,849

Diluted
Options(1)	1,368	2,277
Restricted stock awards	139	97
Contingent shares (2)	172	131

Total diluted weighted average common shares	68,023	77,354

Basic earnings per share from continuing operations	$0.22	$0.18

Diluted earnings per share from continuing operations	$0.22	$0.17

(1)	A total of 649 options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007 as their exercise prices would render them anti-dilutive. There were no anti-dilutive shares for the three months ended March 31, 2006.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.
8.	Acquisitions

During the first quarter of 2007, CBIZ acquired an accounting firm and three client lists. The accounting firm is located in Phoenix, Arizona and is reported in the Financial Services practice group. Aggregate consideration for the acquisitions consisted of approximately $0.7 million in cash paid at closing, and up to an additional $1.4 million (payable in cash) which is contingent on certain future revenue and earnings targets. In addition, CBIZ paid approximately $6.8 million in cash and issued approximately 21,800 shares of common stock during the first quarter of 2007, as contingent proceeds for previous acquisitions.

During the first quarter of 2006, CBIZ acquired a medical billing services company based in Flint, Michigan which was merged into the Medical Management Professionals practice group. Additionally, CBIZ acquired a property and casualty insurance broker located in San Jose, California, and a client list which complement the Employee Services practice group. Aggregate consideration for the acquisitions consisted of approximately $9.6 million in cash (net of cash acquired) and 173,400 shares of restricted common stock (estimated stock value of $1.1 million at acquisition) paid at closing, and up to an additional $6.0 million (payable in cash and stock) which is contingent on the businesses meeting certain future revenue and earnings targets. In addition, CBIZ paid approximately $4.3 million in cash

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
and issued approximately 159,000 shares of common stock during the first quarter of 2006, as contingent proceeds for previous acquisitions.

The operating results of these businesses have been included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) was allocated to goodwill. Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Goodwill	$1,509	$2,550

Client lists	$1,315	$9,387

Other intangible assets	$65	$379

9.	Discontinued Operations and Divestitures

From time to time, CBIZ may divest (through sale or closure) business operations that do not contribute to the Company’s long-term objectives for growth, or that are not complementary to its target service offerings and markets. Divestitures are classified as discontinued operations provided they meet the criteria as provided in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets in Determining Whether to Report Discontinued Operations”.

During the fourth quarter of 2006, CBIZ committed to the divestiture of two operations, one each from the Employee Services and Financial Services practice groups. The Financial Services operation was sold during the first quarter of 2007 for proceeds that consisted of $0.6 million cash and $0.6 million in notes receivable, and resulted in a net loss of $0.2 million, which is included in “Gain (loss) on disposal of discontinued operations, net of tax” in the accompanying consolidated statements of operations. The Employee Services operation remains available for sale at March 31, 2007.

In addition to the proceeds described above, CBIZ received a $1.5 million payment during the first quarter of 2007 related to contingent proceeds for an Employee Services operation that was sold during 2005. Contingent proceeds were recognized as “Gain (loss) on disposal of discontinued operations, net of tax” in previous periods, and totaled $1.0 million in the first quarter of 2006.

In April 2006, CBIZ sold an operation from the Financial Services practice group which was classified as a discontinued operation available for sale at March 31, 2006. During the first quarter of 2006, the unit was written-down to its fair value, resulting in a pre-tax loss of approximately $0.2 million which is recorded as “Gain (loss) on disposal of discontinued operations, net of tax” in the accompanying consolidated statements of operations.

In addition to the transactions described above, CBIZ may earn additional proceeds on the sale of certain client lists (sold in previous years), which are contingent upon future revenue generated by the client lists. CBIZ records these proceeds as other income when they are earned.

For those businesses that qualified for treatment as discontinued operations, the assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and results from operations of discontinued operations for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	2007	2006
Revenue	$2,846	$3,600

Loss from operations of discontinued operations, before income tax benefit	$(620)	$(2,111)
Income tax benefit	215	778

Loss from operations of discontinued operations, net of tax	$(405)	$(1,333)

Gain (loss) on the disposal of discontinued operations for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Gain (loss) on disposal of discontinued operations, before income tax expense	$(41)	$772
Income tax expense	152	605

Gain (loss) on disposal of discontinued operations, net of tax	$(193)	$167

At March 31, 2007 and December 31, 2006, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2007	2006
Assets:
Accounts receivable, net	$989	$2,043
Deferred income taxes, net	2,254	2,321
Property and equipment, net	1,081	888
Goodwill and other intangible assets, net	2,792	3,115
Other assets	406	438

Assets of discontinued operations	$7,522	$8,805

Liabilities:
Accounts payable	529	964
Accrued personnel costs	190	129
Income taxes payable	1,181	–
Other liabilities	2,729	2,868

Liabilities of discontinued operations	$4,629	$3,961

10.	Segment Disclosures

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

Segment information for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31, 2007
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$96,981	$44,305	$29,608	$12,309	$–	$183,203
Operating expenses	69,637	33,651	25,875	11,485	5,411	146,059

Gross margin	27,344	10,654	3,733	824	(5,411)	37,144

Corporate general & admin	–	–	–	–	7,588	7,588
Depreciation & amortization	982	883	791	59	1,390	4,105

Operating income (loss)	26,362	9,771	2,942	765	(14,389)	25,451
Other income (expense):
Interest expense	(21)	–	–	–	(958)	(979)
Gain on sale of operations, net	–	–	–	–	95	95
Other income, net	94	448	46	13	6	607

Total other income (expense)	73	448	46	13	(857)	(277)

Income (loss) from continuing operations before income tax expense	$26,435	$10,219	$2,988	$778	$(15,246)	$25,174

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	THREE MONTHS ENDED MARCH 31, 2006
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$88,744	$39,140	$28,222	$11,440	$–	$167,546
Operating expenses	63,415	30,558	24,684	10,724	5,960	135,341

Gross margin	25,329	8,582	3,538	716	(5,960)	32,205

Corporate general & admin	–	–	–	–	6,732	6,732
Depreciation & amortization	1,027	696	849	62	1,345	3,979

Operating income (loss)	24,302	7,886	2,689	654	(14,037)	21,494
Other income (expense):
Interest expense	(26)	(1)	–	–	(765)	(792)
Other income (expense), net	50	201	(9)	15	978	1,235

Total other income (expense)	24	200	(9)	15	213	443

Income (loss) from continuing operations before income tax expense	$24,326	$8,086	$2,680	$669	$(13,824)	$21,937

11.	Subsequent Events

Effective May 1, 2007, CBIZ acquired Ichthus Consulting, Inc (ICON) of Montgomery, Alabama. ICON provides billing services, practice management and consulting services and will be merged into CBIZ’s Medical Management Professionals practice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at March 31, 2007 and December 31, 2006, and results of operations and cash flows for the three months ended March 31, 2007 and 2006, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
CBIZ provides professional business services that help clients manage their finances, employees and technology. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ delivers its integrated services through four practice groups. A general description of services provided by practice group, is provided in the table below.

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

Certain external relationships and regulatory factors currently impacting CBIZ’s practice groups are provided in the discussion below.
Financial Services
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
Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and amounted to approximately $26.1 million and $20.0 million for the three months ended March 31, 2007 and 2006, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

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
Employee Services
CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of our performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received during the three months ended March 31, 2007 and 2006 were approximately 2% of consolidated CBIZ revenue for the respective periods.
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
Executive Summary
In accordance with our strategy to strengthen operations and customer service capabilities by selectively acquiring businesses that expand our market position and strengthen our existing service offerings, CBIZ acquired an accounting and tax firm during the first quarter of 2007. The firm is located in Phoenix, Arizona and is reported in the Financial Services practice group. In addition, effective May 1, 2007, CBIZ acquired Ichthus Consulting, Inc. (ICON) which will be merged into CBIZ MMP. ICON provides billing, practice management and consulting services to more than 300 anesthesia and pain management providers and recorded approximately $5.6 million in revenues during 2006.
In an on-going effort to rationalize our business, CBIZ has divested (and may continue to divest), business units that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets. During the first quarter of 2007, CBIZ sold a business unit which was classified as a discontinued operation (available for sale) at December 31, 2006. The business unit offered accounting and tax services and was previously reported in the Financial Services practice group.
CBIZ continually strives to create value for our shareholders, and believes that repurchasing shares of its common stock is a use of cash that provides such value. Accordingly, CBIZ purchased 2.5 million shares of its common stock in the open market at a total cost of $17.6 million during the first quarter of 2007, and for the period April 1, 2007 through May 1, 2007, CBIZ purchased an additional 1.0 million shares at a cost of $6.9 million.
Results of Operations – Continuing Operations
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on March 1, 2006, revenue for the month of March would be included in same-unit revenue for first quarter of both years; revenue for the period January 1, 2007 through February 28, 2007 would be reported as revenue from acquired businesses.
Revenue from divested operations represents operations that were sold or closed and did not meet the criteria for treatment as discontinued operations.

Three Months Ended March 31, 2007 and 2006
Revenue
The following table summarizes total revenue for the three months ended March 31, 2007 and 2006 (in thousands, except percentages).

	THREE MONTHS ENDED MARCH 31,
		% of		% of	$	%
	2007	Total	2006	Total	Change	Change
Same-unit revenue
Financial Services	$96,230	52.5%	$88,524	52.8%	$7,706	8.7%
Employee Services	42,595	23.3%	39,140	23.4%	3,455	8.8%
CBIZ MMP	29,608	16.2%	28,222	16.9%	1,386	4.9%
National Practices	12,309	6.7%	11,440	6.8%	869	7.6%

Total same-unit revenue	180,742	98.7%	167,326	99.9%	13,416	8.0%

Acquired businesses	2,461	1.3%	–		2,461
Divested operations	–		220	0.1%	(220)

Total revenue	$183,203		$167,546		$15,657	9.3%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Expenses
Operating expenses increased to $146.1 million for the three months ended March 31, 2007, from $135.3 million for the comparable period in 2006, an increase of $10.7 million or 7.9%. As a percent of revenue, operating expenses were 79.7% and 80.8% for the three months ended March 31, 2007 and 2006, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 81.4% and 81.8% of total operating expenses and 64.9% and 66.0% of revenue for the three months ended March 31, 2007 and 2006, respectively. Gross margin as a percentage of revenue improved to 20.3% for the three months ended March 31, 2007 compared to 19.2% for the comparable period in 2006. Since the majority of CBIZ’s operating costs are relatively fixed in the short term, gross margin as a percent of revenue generally improves with revenue growth. Operating expenses and gross margin by practice group are discussed in further detail under “Operating Practice Groups” below.
Corporate general and administrative expenses increased to $7.6 million and 4.1% of revenue for the three months ended March 31, 2007, from $6.7 million and 4.0% of revenue for the comparable period in 2006. The increase in corporate general and administrative expenses was primarily attributable to higher compensation costs related to our incentive compensation plan, higher recruiting costs and higher legal fees and settlement costs in the first quarter of 2007 compared to the first quarter of 2006.
Depreciation and amortization expense was $4.1 million and 2.2% of revenue for the three months ended March 31, 2007, compared to $4.0 million and 2.4% of revenue for the comparable period in 2006. The increase in depreciation and amortization expense was primarily due to an increase in the amortization of intangible assets as the result of businesses and client lists that were acquired after March 31, 2006.
Interest expense was $1.0 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively. Average debt was $108.1 million for the three months ended March 31, 2007, compared to $48.0 million for the comparable period in 2006, and weighted-average interest rates were 3.5% and 6.3% during the three months ended March 31, 2007 and 2006, respectively. Higher average debt and lower weighted-average interest rates were the result of our $100.0 million issuance of convertible senior subordinated notes during the second quarter of 2006 which carry a fixed interest rate of 3.125%. See Note 4 to the accompanying consolidated financial statements for further discussion of these notes.

Other Income and Expense
Other income, net was $0.6 million for the three months ended March 31, 2007, and $1.2 million for the comparable period in 2006. Other income (expense), net is comprised primarily of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. The decrease in other income during the first quarter of 2007 from the comparable period in 2006 was primarily the result of lower contingent royalties received from previous divestitures and a decrease in fair value of investments related to the deferred compensation plan. Adjustments to the fair value of investments related to the deferred compensation plan are offset by adjustments to compensation costs which are recorded as operating or corporate general and administrative expenses in the consolidated statements of operations, and thus do not have an impact on CBIZ’s net income.
Income Taxes
CBIZ recorded income tax expense from continuing operations of $10.3 million and $8.8 million for the three months ended March 31, 2007 and 2006, respectively. The effective tax rate for the three months ended March 31, 2007 was 41.0%, compared to an effective rate of 39.9% for the comparable period in 2006. The effective tax rate for the three months ended March 31, 2007 increased from the comparable period in 2006 primarily due to a net increase in recurring nondeductible expenses and state income taxes in excess of increases in tax exempt income.
Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management professionals (CBIZ MMP) and National practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	THREE MONTHS ENDED MARCH 31,
			$	%
	2007	2006	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$96,230	$88,524	$7,706	8.7%
Acquired businesses	751	–	751
Divested operations	–	220	(220)

Total revenue	$96,981	$88,744	$8,237	9.3%

Operating expenses	69,637	63,415	6,222	9.8%

Gross margin	$27,344	$25,329	$2,015	8.0%

Gross margin percent	28.2%	28.5%

The growth in same-unit revenue was primarily due to an increase in the aggregate number of hours charged and rates realized for traditional accounting, tax, consulting, valuation and litigation support services. The growth in revenue from acquired businesses was provided by an accounting firm in Phoenix, Arizona which was acquired during the first quarter of 2007. Divested operations represent a small office that was sold during the first quarter of 2007, which we believe did not contribute to CBIZ’s long-term growth objectives.
The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs and travel and meal expenses, representing 89.2% and 90.1% of total operating expenses for the three months ended March 31, 2007 and 2006, respectively. Personnel costs increased $4.5 million, but decreased as a percentage of revenue to 57.1% for the three months ended March 31, 2007 from 57.3% for the comparable period in 2006. The increase in personnel costs was primarily related to annual merit increases to existing employees, as well as an increase in salaries and benefits for new employees as CBIZ has expanded its professional workforce to accommodate revenue growth. The decrease in personnel costs as a percentage of revenue was a result of the improved utilization of professionals and higher rates as described above. Travel and meals expenses were approximately $2.0 million for the three months ended March 31, 2007 and 2006, representing 2.2% and 2.3% of revenue, respectively. Occupancy costs increased $0.4 million due to additional space required to support additional professionals employed and overall growth in the business. As a percentage of revenue, occupancy costs were 4.8% for the three months ended March 31, 2007 and 2006.
Gross margin as a percentage of revenue decreased 0.3% for the three months ended March 31, 2007 from the comparable period in 2006 primarily as the result of an increase in bad debt expense. The increase in bad debt expense primarily relates to adjustments associated with specific client situations that occurred during the first quarter of 2007. CBIZ expects revenue growth for the Financial Services group to continue throughout 2007.
Employee Services

	THREE MONTHS ENDED MARCH 31,
			$	%
	2007	2006	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$42,595	$39,140	$3,455	8.8%
Acquired businesses	1,710	–	1,710
Divested operations	–	–	–

Total revenue	$44,305	$39,140	$5,165	13.2%

Operating expenses	33,651	30,558	3,093	10.1%

Gross margin	$10,654	$8,582	$2,072	24.1%

Gross margin percent	24.0%	21.9%

The increase in same-unit revenue was primarily attributable to growth in our retail and payroll services businesses, and the timing of policies sold by our specialty life insurance business. The growth in revenue from acquired businesses was provided by a retail business with offices in St Joseph and Kansas City, Missouri, which was acquired during the second quarter of 2006.
The largest components of operating expenses for the Employee Services practice group are personnel costs, commissions paid to third party brokers, and occupancy costs, representing 86.6% and 87.0% of total operating expenses for the three months ended March 31, 2007 and 2006, respectively. Personnel costs increased $2.3 million and were 56.5% and 58.1% of revenue for the three months ended March 31, 2007 and 2006, respectively. Acquired businesses contributed $0.8 million of the increase in personnel costs; the remainder of the increase was primarily the result of an increase in commissions paid to the sales force as a result of growth in revenue. Personnel costs declined as a percentage of revenue due to changes in commission rates paid to the sales force, which CBIZ began implementing in April 2006. Commissions paid to third party brokers increased slightly and were 4.2% of revenue for the first quarters of 2007 and 2006. Occupancy costs are relatively fixed in nature and were approximately $2.2 million for the three months ended March 31, 2007 and 2006.
Gross margin as a percent of revenue increased by 2.1% for the three months ended March 31, 2007 from the comparable period in 2006, primarily due to the growth in revenue of our payroll business and changes in the commission rates paid to sales personnel as discussed above. The Employee Services group has improved gross margin in recent comparable quarters, and expects margins to remain at similar levels throughout 2007.

CBIZ Medical Management Professionals (CBIZ MMP)

	THREE MONTHS ENDED MARCH 31,
			$	%
	2007	2006	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$29,608	$28,222	$1,386	4.9%
Acquired businesses	–	–	–
Divested operations	–	–	–

Total revenue	$29,608	$28,222	$1,386	4.9%

Operating expenses	25,875	24,684	1,191	4.8%

Gross margin	$3,733	$3,538	$195	5.5%

Gross margin percent	12.6%	12.5%

Growth in revenue was attributable to new clients obtained in 2007, the maturation of clients obtained in 2006, and growth in revenue from existing clients.
The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 88.1% and 88.5% of total operating expenses for the three months ended March 31, 2007 and 2006, respectively. Personnel costs increased by $1.0 million to 61.6% of revenue for the three months ended March 31, 2007, from 60.9% for the comparable period in 2006, primarily as the result of annual merit increases to existing employees. Office expenses did not change, but decreased as a percentage of revenue to 8.7% for the three months ended March 31, 2007 from 9.4% for the comparable period in 2006 as the result of growth in revenue. Occupancy costs are relatively fixed in nature and were $2.0 million for the three months ended March 31, 2007 and 2006.
Gross margin as a percentage of revenue increased by 0.1% for the three months ended March 31, 2007 from the comparable period in 2006. Due to recent changes in some managed care plans and federal Medicare and Medicaid physician and practice expense reimbursement rules and rates, CBIZ MMP may not be able to sustain revenue growth and gross margins at historic levels. Management is pursuing a number of actions, including expense saving initiatives, to mitigate the potential impact of these new reimbursement rules.
National Practices

	THREE MONTHS ENDED MARCH 31,
			$	%
	2007	2006	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$12,309	$11,440	$869	7.6%
Acquired businesses	–	–	–
Divested operations	–	–	–

Total revenue	$12,309	$11,440	$869	7.6%

Operating expenses	11,485	10,724	761	7.1%

Gross margin	$824	$716	$108	15.1%

Gross margin percent	6.7%	6.3%

Approximately $0.7 million of the increase in revenue was due to growth in our technology businesses, the majority of which represented additional consulting revenue.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 93.0% and 91.3% of total operating expenses for the three months ended March 31, 2007 and 2006, respectively. Personnel costs increased $0.7 million to 63.5% of revenue for the three months ended March 31, 2007 from 62.6% of revenue for the comparable period in 2006. The increase in personnel costs was primarily due to additional personnel in our technology business to support growth in consulting revenue. Direct costs (which consist primarily of product costs associated with hardware sales in the technology businesses) increased to 20.1% of revenue for the three months ended March 31, 2007 from 19.6% from the comparable period in 2006. The increase in direct costs as a percentage of revenue occurred primarily as a result of the mix of products that were sold during the first quarter of 2007 versus the comparable period in 2006. Occupancy costs are relatively fixed in nature and were $0.4 million for the three months ended March 31, 2007 and 2006.
Gross margin as a percent of revenue increased 0.4% for the three months ended March 31, 2007 from the three months ended March 31, 2006. The increase in gross margin was primarily the result of an improvement in controllable costs due to expense management efforts which more than offset the increases in personnel and direct costs discussed above.
Financial Condition
Cash and cash equivalents decreased by $5.2 million to $7.7 million at March 31, 2007 from December 31, 2006. Restricted cash was $15.6 million at March 31, 2007, a decrease of $1.9 million from December 31, 2006. Restricted cash represents those funds held in connection with CBIZ’s NASD regulated operations and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $133.4 million at March 31, 2007, an increase of $27.1 million from December 31, 2006. Days sales outstanding (DSO) from continuing operations was 80 days, 67 days, and 82 days at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. DSO represents accounts receivable (before allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.
Other current assets were $10.4 million and $9.7 million at March 31, 2007 and December 31, 2006, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients are directly offset by client fund obligations. Funds held for clients fluctuate during the year based on the timing of cash receipts and related payments, and are further described in Note 1 to the accompanying consolidated financial statements.
Notes receivable (current and non-current) decreased by $1.1 million at March 31, 2007 from December 31, 2006. The decrease in notes receivable relates primarily to payments received during the first quarter of 2007 related to contingent proceeds earned for an Employee Services business that was sold during the third quarter of 2005.
Goodwill and other intangible assets, net of accumulated amortization, increased by $1.5 million at March 31, 2007 from December 31, 2006. Acquisitions, including contingent consideration earned, resulted in a $2.9 million increase in goodwill and intangible assets during the three months ended March 31, 2007. Intangible assets decreased by $0.2 million as a result of divestiture activity and $1.2 million due to amortization expense.
Assets of the deferred compensation plan represent participant deferral accounts, and totaled $19.7 million and $17.1 million at March 31, 2007 and December 31, 2006, respectively. The assets are held in a rabbi trust and are directly offset by obligations of the plan, representing obligations due to the participants. Although the assets of the plan are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan, in the event that CBIZ became insolvent, the assets would be available to all unsecured general creditors. The plan is described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2006.
The accounts payable balance of $25.6 million at March 31, 2007 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $21.9 million at March 31, 2007 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs.
Other liabilities (current and non-current) increased by $1.4 million at March 31, 2007 from December 31, 2006, primarily as the result of an increase in non-current income taxes payable of $3.8 million. Non-current income taxes payable is related to CBIZ’s adoption of FIN 48 in the first quarter of 2007 and is further described in Note 1 of the accompanying consolidated financial statements. Other liabilities also increased as the result of the timing of share repurchases which traded in March 2007 but did not settle until April 2007, interest payable related to the convertible notes and bank debt, and acquisitions. These increases in other liabilities were offset by a decrease in notes payable as the result of payments made during the first quarter of 2007, primarily related to contingent purchase price earned by previous acquisitions.
Current income taxes payable of $7.2 million at March 31, 2007 and $3.7 million at December 31, 2006 represents our estimate of taxes that are currently payable. The increase in income taxes payable at March 31, 2007 from December 31, 2006 was primarily due to the current provision for income taxes for the three months ended March 31, 2007, offset by estimated tax payments and tax benefits related to the exercise of stock options.
Bank debt for amounts due on CBIZ’s credit facility increased by $29.2 million at March 31, 2007 from December 31, 2006. This increase was primarily due to the seasonal use of cash that typically occurs in CBIZ’s first fiscal quarter, as described under “Sources and Uses of Cash” below.
Stockholders’ equity increased $1.4 million to $218.0 million at March 31, 2007 from $216.6 million at December 31, 2006. The increase in stockholders’ equity was primarily due to net income of $14.3 million, the exercise of stock options which contributed $3.5 million and a one-time adjustment to accumulated deficit of $0.7 million as a result of adopting FIN 48 on January 1, 2007. These increases were offset by share repurchase activity during the first quarter of 2007 of 2.5 million shares at a total cost of $17.6 million.
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
The unsecured credit facility has a five year term expiring in February 2011, and carries an option to increase the commitment to $150.0 million. At March 31, 2007, CBIZ had outstanding borrowings of $29.2 million under its credit facility, and had letters of credit and performance guarantees totaling $3.7 million. Available funds under the facility based on the terms of the commitment were approximately $61.7 million at March 31, 2007. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic investments.
The facility allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants at March 31, 2007.
CBIZ may also obtain funding by offering equity or debt securities, through public or private markets. CBIZ currently has a shelf registration under which it can offer such securities. See Note 12 to the Annual Report on Form 10-K for the year ended December 31, 2006 for a description of the shelf registration statement.

Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Total cash provided by (used in):
Operating activities	$(12,713)	$(22,354)
Investing activities	(8,343)	(17,616)
Financing activities	15,821	33,980

Decrease in cash and cash equivalents	$(5,235)	$(5,990)

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash is followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters. During the three months ended March 31, 2007, net cash used in operating activities was $12.7 million, compared to $22.4 million for the comparable period in 2006. The $9.7 million decrease in net cash used in operating activities was primarily due to higher net income and faster collections of accounts receivable as evidenced by the improvement in DSO from 82 days at March 31, 2006 to 80 days at March 31, 2007.
Cash flows from investing activities consist primarily of payments toward capital expenditures and business acquisitions, proceeds from divested operations and the collection of notes receivable. CBIZ used $8.3 million in net cash for investing activities during the three months ended March 31, 2007, compared to $17.6 million during the comparable period in 2006. Investing uses of cash during the three months ended March 31, 2007 primarily consisted of $7.5 million of net cash used towards business acquisitions, $1.6 million for the acquisition of other intangible assets and $1.2 million for capital expenditures (net), offset by $2.2 million in proceeds received from the sale of various operations. Investing uses of cash during the first quarter of 2006 primarily consisted of $13.9 million of net cash used towards business acquisitions, $2.4 million for the acquisition of other intangible assets and $1.5 million for capital expenditures (net). Capital expenditures primarily consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.
Cash flows from financing activities consist of net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, and proceeds from the exercise of stock options. Net cash provided by financing activities during the three months ended March 31, 2007 was $15.8 million compared to $34.0 million for the comparable period in 2006. Financing sources of cash during the three months ended March 31, 2007 included $29.2 million in net proceeds from the credit facility, $3.5 million in proceeds from the exercise of stock options (including tax benefits), offset by $16.8 million in cash used to repurchase shares of CBIZ common stock. Net cash provided by financing activities during the three months ended March 31, 2006 included $29.0 million in net proceeds from the credit facility, and $5.4 million in proceeds from the exercise of stock options (including tax benefits), offset by $0.2 million of net payments towards notes payable and capitalized leases and $0.2 million for deferred financing costs.
Obligations and Commitments
CBIZ’s aggregate amount of future obligations at March 31, 2007 for the next five years and thereafter is set forth below (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Convertible notes	$100,000	$–	$–	$–	$–	$–	$100,000

Interest on convertible notes	60,938	3,125	3,125	3,125	3,125	3,125	45,313

Credit facility	29,200	–	–	–	–	29,200	–

Income taxes payable	11,716	7,224	–	–	–	–	4,492

Notes payable	3,144	1,414	1,030	700	–	–	–

Capitalized leases	873	382	417	74	–	–	–
Restructuring lease obligations(1)	8,769	2,216	2,265	1,508	1,074	757	949
Non-cancelable operating lease obligations (1)	172,008	23,834	29,150	24,754	20,872	18,845	54,553
Letters of credit in lieu of cash security deposits	1,999	1,386	–	–	35	–	578
Performance guarantees for non-consolidated affiliates	1,672	1,481	191	–	–	–	–
License bonds and other letters of credit	1,431	–	–	–	–	–	1,431

Total	$391,750	$41,062	$36,178	$30,161	$25,106	$51,927	$207,316

(1)	Excludes cash expected to be received under subleases.
Off-Balance Sheet Arrangements
CBIZ maintains administrative service agreements with independent CPA firms (as described more fully under “Overview – Financial Services”), which qualify as variable interest entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended. The impact to CBIZ of this accounting pronouncement is not material to the financial condition, results of operations, or cash flows of CBIZ, and is further discussed in Note 1 to the consolidated financial statements included herewith.
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.7 million at March 31, 2007 and December 31, 2006. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others“, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.0 million at March 31, 2007 and December 31, 2006. In addition, CBIZ provides performance bonds to various state agencies to meet certain licensing requirements. The amount of performance bonds outstanding at March 31, 2007 and December 31, 2006 totaled $1.4 million and $1.6 million, respectively.
CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2007, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Interest Rate Risk Management
CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or nine-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. During the three months ended March 31, 2007 and the twelve months ended December 31, 2006, management did not utilize interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. During 2006, CBIZ sold $100.0 million in convertible senior subordinated notes (“Notes”) bearing a fixed interest rate of 3.125% to qualified institutional buyers. As the Notes mature on June 1, 2026 and may not be redeemed without a premium until June 6, 2011, we believe this low cost of borrowing mitigates our interest rate risk.
In connection with payroll services provided to clients, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in short-term investments and Auction Rate Securities (“ARS”), which are classified as marketable securities. ARS generally have a high credit quality, are highly liquid, and generate higher rates of return than typical money market investments. During the three months ended March 31, 2007, the average balance of funds held for clients related to payroll services was approximately $56.7 million, and the average interest yield was approximately 5.1% (on an after-tax basis). The interest income on these short-term investments mitigates the interest rate risk for the borrowing costs of CBIZ’s credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility float based on market conditions.
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
Revenue Recognition and Valuation of Unbilled Revenues
Revenue is recognized when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. These criteria are in accordance with Generally Accepted Accounting Principles (GAAP) and SEC Staff Accounting Bulletin No. 104 (SAB 104). CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition, as it relates to those groups, is provided below.
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
•	Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insureds (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the data necessary from the carriers to properly record revenue becomes available; and life insurance commissions are recognized when the policy becomes effective. Commission revenue is reported net of sub-broker commissions, and reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

•	Commissions which are based upon certain performance targets are recognized at the earlier of written notification that the target has been achieved, or cash collection.

•	Fee income is recognized in the period in which services are provided, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.

•	Payroll — Revenue is recognized when the actual payroll processing occurs.
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
•	Technology Consulting — Revenue associated with hardware and software sales is recognized upon delivery and acceptance of the product. Revenue associated with installation is recognized as services are performed, and revenue associated with service agreements is recognized on a straight-line basis over the period of the agreement. Consulting revenue is recognized on an hourly or per diem fee basis as services are performed.

•	Health Care Consulting — CBIZ bills clients based upon a predetermined agreed-upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses, or as a percentage of savings after contingencies have been resolved and verified by a third party.

•	Mergers & Acquisitions and Capital Advisory — Revenue associated with non-refundable retainers is recognized on a pro rata basis over the life of the engagement. Revenue associated with success fee transactions is recognized when the transaction is completed.
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
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no goodwill impairment during the three months ended March 31, 2007 or 2006.
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

CBIZ adopted the provisions of FIN 48 on January 1, 2007. See Note 1 to the accompanying consolidated financial statements for further discussion.
Other Significant Policies
Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to understanding the consolidated financial statements. Those policies are described in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. CBIZ is currently evaluating the impact of adoption of SFAS No. 157 on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. CBIZ is currently evaluating the impact of adoption of SFAS No. 159 on the consolidated financial statements.
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
A more detailed description of risk factors may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2006. CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America, would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at March 31, 2007 was $29.2 million. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2007, interest expense would increase or decrease approximately $0.3 million annually.
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
There were no changes in our Internal Controls that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
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
Item 1A. Risk Factors
Factors that may affect CBIZ’s actual operating and financial results are described in “Item 1A. Risk Factors” of CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) During the first quarter of 2007, approximately 21,800 shares of CBIZ common stock became issuable as contingent consideration owed to former owners of businesses that were acquired by CBIZ. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued had access to full information about CBIZ and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
(c) On February 9, 2006, CBIZ’s Board of Directors authorized a share repurchase program allowing for share repurchases of up to 5.0 million shares of CBIZ common stock. On May 18, 2006, CBIZ’s Board of Directors authorized a supplemental share repurchase program allowing for share repurchases of up to 10.0 million shares of CBIZ common stock, in addition to the 5.0 million shares previously authorized. Under these programs, shares may be repurchased in the open market or in privately negotiated transactions according to SEC rules. The programs expired March 31, 2007.
On February 8, 2007, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2008. The shares may be repurchased in the open market or in privately negotiated transactions according to SEC rules.
The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Stock repurchase activity during the three months ended March 31, 2007 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total	Average	Purchased as	May Yet Be
	Number of	Price Paid	Part of Publicly	Purchased
	Shares	Per	Announced	Under the
Period	Purchased	Share (1)	Plans	Plans
January 1 – January 31, 2007 (2)	903	$6.85	903	4,366
February 1 – February 28, 2007 (2)	574	$6.89	574	8,792
March 1 – March 31, 2007 (2)	1,069	$7.02	1,069	5,000

Total first quarter purchases (3)	2,546	$6.93	2,546

(1)	Average price paid per share includes fees and commissions.

(2)	Open market purchases.

(3)	The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, a broker is granted discretion to repurchase shares on the Company’s behalf, and the broker is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
According to the terms of CBIZ’s credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 4 to the accompanying consolidated financial statements for a description of working capital restrictions and limitations upon the payment of dividends.
Item 6. Exhibits

10.1	Amended and Restated Employment Agreement between Steven L. Gerard and the Company filed as exhibit 99.1 to the Company’s Report on Form 8-K, dated March 22, 2007.

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.

(Registrant)

Date: May 10, 2007	By:	/s/ Ware H. Grove

Ware H. Grove
Chief Financial Officer