Form 10-Q
period 2007-06-30
CBIZ, Inc.
filed 2007-08-09
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	July 31, 2007

Common Stock, par value $0.01 per share	65,601,187

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	JUNE 30,	DECEMBER 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,683	$12,971
Restricted cash	16,014	17,507
Accounts receivable, net	124,295	104,294
Notes receivable – current	1,399	2,161
Deferred income taxes — current	3,175	3,104
Other current assets	9,737	8,968
Assets of discontinued operations	11,091	19,826

Current assets before funds held for clients	171,394	168,831

Funds held for clients	69,534	84,441

Total current assets	240,928	253,272

Property and equipment, net	25,649	26,987
Notes receivable – non-current	1,845	2,486
Deferred income taxes – non-current	8,189	7,384
Goodwill and other intangible assets, net	215,985	205,661
Assets of deferred compensation plan	20,958	17,120
Other assets	5,024	5,372

Total assets	$518,578	$518,282

LIABILITIES
Current liabilities:
Accounts payable	$28,351	$27,746
Income taxes payable	6,069	3,728
Accrued personnel costs	29,981	35,965
Other current liabilities	14,702	19,034
Liabilities of discontinued operations	4,830	4,971

Current liabilities before client fund obligations	83,933	91,444

Client fund obligations	69,534	84,441

Total current liabilities	153,467	175,885

Convertible notes	100,000	100,000
Bank debt	10,000	–
Deferred compensation plan obligations	20,958	17,120
Other non-current liabilities	10,787	8,699

Total liabilities	295,212	301,704

STOCKHOLDERS’ EQUITY
Common stock	1,036	1,018
Additional paid-in capital	471,943	465,319
Accumulated deficit	(48,160)	(72,917)
Treasury stock	(201,375)	(176,773)
Accumulated other comprehensive loss	(78)	(69)

Total stockholders’ equity	223,366	216,578

Total liabilities and stockholders’ equity	$518,578	$518,282

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
Revenue	$156,946	$146,250	$335,898	$309,153
Operating expenses	135,827	123,851	277,663	255,219

Gross margin	21,119	22,399	58,235	53,934

Corporate general and administrative expense	6,508	7,333	14,096	14,065
Depreciation and amortization expense	4,001	3,949	7,956	7,791

Operating income	10,610	11,117	36,183	32,078

Other income (expense):
Interest expense	(1,415)	(865)	(2,391)	(1,657)
Gain on sale of operations, net	10	7	105	7
Other income, net	1,989	496	2,596	1,731

Total other income (expense), net	584	(362)	310	81

Income from continuing operations before income tax expense	11,194	10,755	36,493	32,159

Income tax expense	4,754	4,405	15,116	12,961

Income from continuing operations	6,440	6,350	21,377	19,198

Loss from operations of discontinued operations, net of tax	(493)	(910)	(973)	(1,907)
Gain (loss) on disposal of discontinued operations, net of tax	3,883	(214)	3,690	(47)

Net income	$9,830	$5,226	$24,094	$17,244

Earnings per share:

Basic:
Continuing operations	$0.10	$0.09	$0.33	$0.26
Discontinued operations	0.05	(0.02)	0.04	(0.03)

Net income	$0.15	$0.07	$0.37	$0.23

Diluted:
Continuing operations	$0.10	$0.08	$0.32	$0.25
Discontinued operations	0.05	(0.01)	0.04	(0.02)

Net income	$0.15	$0.07	$0.36	$0.23

Basic weighted average shares outstanding	65,142	73,185	65,740	74,012

Diluted weighted average shares outstanding	66,459	75,421	67,236	76,409

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006
Cash flows from operating activities:
Net income	$24,094	$17,244

Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations of discontinued operations, net of tax	973	1,907
(Gain) loss on disposal of discontinued operations, net of tax	(3,690)	47
Gain on sale of operations, net	(105)	(7)
Bad debt expense, net of recoveries	1,948	1,595
Depreciation and amortization expense	7,956	7,791
Deferred income taxes	(453)	(488)
Excess tax benefits from share based payment arrangements	(2,073)	(2,386)
Employee stock awards	1,086	1,580

Changes in assets and liabilities, net of acquisitions and dispositions:
Restricted cash	1,493	(2,055)
Accounts receivable, net	(21,342)	(18,399)
Other assets	(1,578)	(605)
Accounts payable	538	635
Income taxes payable	4,058	4,483
Accrued personnel costs	(6,087)	(6,772)
Other liabilities	2,000	2,558

Net cash provided by continuing operations	8,818	7,128
Operating cash flows provided by (used in) discontinued operations	583	(1,006)

Net cash provided by operating activities	9,401	6,122

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(18,794)	(18,918)
Acquisition of other intangible assets	(1,608)	(2,416)
Proceeds from sales of divested operations and client lists	235	7
Proceeds from sales of discontinued operations	16,355	7,303
Additions to property and equipment, net	(2,616)	(3,009)
Payments received on notes receivable	313	1,230
Net cash used in discontinued operations	(570)	(94)

Net cash used in investing activities	(6,685)	(15,897)

Cash flows from financing activities:
Proceeds from convertible notes	—	100,000
Proceeds from bank debt	153,150	142,900
Payment of bank debt	(143,150)	(175,100)
Payment of notes payable and capitalized leases	(296)	(338)
Deferred financing costs	—	(3,511)
Payment for acquisition of treasury stock	(24,692)	(56,757)
Proceeds from exercise of stock options	2,911	4,860
Excess tax benefit from exercise of stock awards	2,073	2,386

Net cash (used in) provided by financing activities	(10,004)	14,440

Net (decrease) increase in cash and cash equivalents	(7,288)	4,665
Cash and cash equivalents at beginning of year	12,971	8,909

Cash and cash equivalents at end of period	$5,683	$13,574

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (CBIZ) as of June 30, 2007, and December 31, 2006, and the results of their operations and cash flows for the three and six months ended June 30, 2007 and 2006. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2006.

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
•	Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured’s (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the data necessary from the carriers to properly record revenue becomes available; and life insurance commissions are recognized when insurance coverage is afforded to the individual under the policy. Commission revenue is reported net of sub-broker commissions, and reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

•	Commissions which are based upon certain performance targets are recognized at the earlier of written notification that the target has been achieved, or cash collection.

•	Fee income is recognized in the period in which services are provided, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.

•	Payroll— Revenue is recognized when the actual payroll processing occurs.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

Personnel costs include base compensation, commissions, payroll taxes, income or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include stock-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized, and therefore estimates are subject to change. Total personnel costs were $102.0 million and $92.7 million for the three months ended and $208.7 million and $191.6 million for the six months ended June 30, 2007 and 2006, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $9.0 million and $8.9 million for the three months ended and $18.1 million and $17.7 million for the six months ended June 30, 2007 and 2006, respectively.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

Fees earned by CBIZ under the ASAs are recorded as revenue (at net realizable value) in the consolidated statements of operations. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro-rata basis. Although the ASA’s do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by weighted average diluted shares. Weighted average diluted shares are determined using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating the CBIZ’s stock award programs, CBIZ’s convertible senior subordinated notes, and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock awards are computed using the average market price for the period, in accordance with the treasury stock method.

As further described in Note 4, CBIZ’s convertible senior subordinated notes (“Notes”) may result in future issuances of CBIZ common stock. Under the net share settlement method, potential shares issuable under the Notes will be considered dilutive, and will be included in the calculation of weighted average diluted shares, if the Company’s market price per share exceeds the $10.63 conversion price of the Notes. As of June 30, 2007, the Company’s market price per share had not exceeded the conversion price of the Notes, therefore, the diluted earnings per share calculation was not impacted by this feature.

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

The Company is currently under audit by the Internal Revenue Service for tax years 2003 and 2004 and may be required to make payments within the next twelve months related to this audit in the range of $2.0 million to $2.6 million. Payment of these amounts would not impact CBIZ’s annual effective tax rate or the Company’s earnings for 2007.

CBIZ and its subsidiaries file income tax returns in the U.S., Canada, and most state jurisdictions, and is subject to U.S. federal tax examinations for the years ending December 31, 2003 and thereafter. The majority of CBIZ’s state and local or non-U.S. income tax returns for years ending before December 31, 2002 are no longer subject to tax authority examinations.

2.	Accounts Receivable, Net

Accounts receivable balances at June 30, 2007 and December 31, 2006 were as follows (in thousands):

	2007	2006
Trade accounts receivable	$99,640	$90,158
Unbilled revenue	30,278	19,440
Other accounts receivable	664	657

Total accounts receivable	130,582	110,255
Allowance for doubtful accounts	(6,287)	(5,961)

Accounts receivable, net	$124,295	$104,294

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at June 30, 2007 and December 31, 2006 were as follows (in thousands):

	2007	2006
Goodwill	$174,162	$171,831
Intangibles:
Client lists	47,730	37,330
Intangible assets – other	7,774	7,578

Total intangibles	55,504	44,908

Total goodwill and other intangibles assets	229,666	216,739
Accumulated amortization	(13,681)	(11,078)

Goodwill and other intangible assets, net	$215,985	$205,661

Client lists are amortized over a period not to exceed ten years. Other intangible assets, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years. Amortization expense for client lists and other intangible assets was approximately $1.5 million and $1.2 million for the three months ended and $2.7 million and $2.2 million for the six months ended June 30, 2007 and 2006, respectively.

4.	Borrowing Arrangements

Convertible Senior Subordinated Notes

On May 30, 2006, CBIZ sold and issued $100.0 million in convertible senior subordinated notes (the
“Notes”). The Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The terms of the Notes are governed by the Indenture dated as of May 30, 2006, with U.S. Bank National Association as trustee. The Notes and indenture are further described in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

Bank Debt

CBIZ maintains a $100.0 million unsecured credit facility with Bank of America as agent bank for a group of five participating banks. The credit facility has a five year term expiring February 2011, and an option to increase the commitment to $150.0 million. CBIZ had approximately $82.0 million of available funds under the credit facility at June 30, 2007. Total availability is reduced by letters of credit and obligations determined to be “other indebtedness” in accordance with the terms of the credit facility.

The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. Under the credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin. Additionally, a commitment fee of 22.5 to 47.5 basis points is charged on the unused portion of the credit facility.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
CBIZ had $10.0 million of outstanding borrowings under its credit facility at June 30, 2007, and had no borrowings under the credit facility at December 31, 2006. Rates for the six months ended June 30, 2007 and for the twelve months ended December 31, 2006 were as follows:

	2007	2006
Weighted average rates	7.29%	6.26%

Range of effective rates	6.93% - 8.25%	5.41% – 8.25%

The credit facility is subject to certain financial covenants that may limit CBIZ’s ability to borrow up to the total commitment amount. Covenants require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. The credit facility also places restrictions on CBIZ’s ability to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. According to the terms of the credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated.

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

Indemnifications

CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2007, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the three and six months ended June 30, 2007 and 2006, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.0 million as of June 30, 2007 and December 31, 2006. In addition, CBIZ provides performance bonds to various state agencies to meet certain licensing requirements. The amount of performance bonds outstanding was $1.4 million and $1.6 million at June 30, 2007 and December 31, 2006, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.7 million as of June 30, 2007 and December 31, 2006. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

CBIZ has granted various stock-based awards under its 1996 Employee Stock Option Plan and 2002 Stock Incentive Plan, which are described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2006. The terms and vesting schedules for stock-based awards vary by type and date of grant. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, compensation cost for stock-based awards recognized during the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
Stock options	$400	$389	$790	$724
Restricted stock awards	189	92	296	110
Restricted performance awards	—	560	—	746

Total stock-based compensation	$589	$1,041	$1,086	$1,580

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Stock award activity during the six months ended June 30, 2007 was as follows (in thousands, except per share data):

	Stock		Restricted Stock
	Options		Awards
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Grant-Date
	of	Price Per	of	Fair
	Options	Share	Shares	Value (1)
Outstanding at beginning of year	4,743	$3.70	363	$5.36
Granted	941	$7.56	244	$7.45
Exercised	(1,490)	$1.95	—	$—
Released from restrictions	—	$—	(90)	$5.79
Expired or canceled	(15)	$4.31	(1)	$4.30

Outstanding at June 30, 2007	4,179	$5.19	516	$6.28

Exercisable at June 30, 2007	2,242	$3.90

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.
CBIZ had approximately 3.5 million shares available for future grant under the stock option plans at June 30, 2007.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data).

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations after income tax expense	$6,440	$6,350	$21,377	$19,198

Denominator:
Basic
Weighted average common shares	65,142	73,185	65,740	74,012

Diluted
Options (1)	1,033	1,957	1,196	2,133
Restricted stock awards	112	115	121	100
Contingent shares (2)	172	164	179	164

Total diluted weighted average common shares	66,459	75,421	67,236	76,409

Basic earnings per share from continuing operations	$0.10	$0.09	$0.33	$0.26

Diluted earnings per share from continuing operations	$0.10	$0.08	$0.32	$0.25

(1)	A total of 1.6 million options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2007, and a total of 0.7 million options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2006, as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
8.	Acquisitions

During the six months ended June 30, 2007, CBIZ acquired an accounting firm, a medical billing service company and three client lists. The accounting firm is located in Phoenix, Arizona and is reported in the Financial Services practice group. The medical billing services company is based in Montgomery, Alabama and is reported in the Medical Management Professionals practice group. Aggregate consideration for the acquisitions consisted of approximately $10.4 million in cash and 62,400 shares of common stock paid at closing, and up to an additional $8.8 million (payable in cash and common stock) which is contingent on certain future revenue and earnings targets. In addition, CBIZ paid approximately $8.4 million in cash and issued approximately 21,800 shares of common stock during the first half of 2007, as contingent proceeds for previous acquisitions.

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

The operating results of these businesses have been included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) was allocated to goodwill. Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Goodwill	$2,535	$4,253

Client lists	$10,400	$15,067

Other intangible assets	$274	$412

9.	Discontinued Operations and Divestitures

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

During the second quarter of 2007, CBIZ committed to the divestiture of two operations in the Financial Services practice group. These operations remain available for sale at June 30, 2007.

During the fourth quarter of 2006, CBIZ committed to the divestiture of two operations, one each from the Employee Services and Financial Services practice groups. The Financial Services operation was sold during the first quarter of 2007 for proceeds that consisted of $0.6 million cash and $0.6 million in notes receivable, and resulted in a pre-tax loss of $0.1 million. The Employee Services operation was

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
sold during the second quarter of 2007 for proceeds of $14.1 million cash and resulted in a pre-tax gain of $8.6 million. These gains and losses are reported in “Gain (loss) on disposal of discontinued operations, net of tax” in the accompanying consolidated statements of operations. In addition, CBIZ may receive contingent future proceeds not to exceed $2.0 million, provided the divested Employee Services operation achieves certain revenue targets. These proceeds will be recorded as gain on sale of discontinued operations in the period they are earned.

In addition to the proceeds described above, CBIZ received payments of $1.6 million during the six months ended June 30, 2007 on outstanding notes receivable related to divestitures made in prior years. The gains and losses related to these divestitures were recognized in previous years.

During the second quarter of 2006, CBIZ sold an operation from the Financial Services practice group which was classified as available for sale at March 31, 2006. During the first quarter of 2006, the unit was written down to its fair value, resulting in a pre-tax loss of approximately $0.2 million. CBIZ also sold certain property tax operations from a business unit in the National Practices group during the second quarter of 2006. The business was classified as a discontinued operation in 2005, and the sale resulted in a pre-tax loss of approximately $0.5 million. In addition, CBIZ recognized pre-tax gains of $0.2 million and $1.2 million during the three and six months ended June 30, 2006, respectively, for contingent proceeds related to a business that was sold in 2005. These gains and losses are reported in “Gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. As a result of these transactions, CBIZ received cash proceeds totaling $7.3 million during the six months ended June 30, 2006.

CBIZ may earn additional proceeds on the sale of certain client lists (sold in previous years), which are contingent upon future revenue generated by the client lists. CBIZ records these proceeds as other income when they are earned. In addition, CBIZ has deferred gains on the sale of certain client lists, which are recorded as other non-current liabilities in the accompanying consolidated balance sheets. The gains are being recognized as “gain on sale of operations, net” as cash payments are received.

For those businesses that qualified for treatment as discontinued operations, the assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and loss from operations of discontinued operations for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
Revenue	$5,716	$7,273	$12,813	$15,515

Loss from operations of discontinued operations, before income tax benefit	$(778)	$(1,452)	$(1,523)	$(3,030)
Income tax benefit	285	542	550	1,123

Loss from operations of discontinued operations, net of tax	$(493)	$(910)	$(973)	$(1,907)

Gain (loss) on the disposal of discontinued operations for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
Gain (loss) on disposal of discontinued operations, before income tax (expense) benefit	$8,620	$(340)	$8,579	$432
Income tax (expense) benefit	(4,737)	126	(4,889)	(479)

Gain (loss) on disposal of discontinued operations, net of tax	$3,883	$(214)	$3,690	$(47)

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At June 30, 2007 and December 31, 2006, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2007	2006
Assets:
Accounts receivable, net	$2,814	$4,049
Deferred income taxes, net	232	2,369
Property and equipment, net	1,889	2,876
Goodwill and other intangible assets, net	5,529	9,383
Other assets	627	1,149

Assets of discontinued operations	$11,091	$19,826

Liabilities:
Accounts payable	$447	$1,185
Accrued personnel costs	572	518
Income taxes payable	711	–
Other liabilities	3,100	3,268

Liabilities of discontinued operations	$4,830	$4,971

10.	Segment Disclosures

CBIZ’s business units have been aggregated into four practice groups: Financial Services; Employee Services; Medical Management Professionals; and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. A general description of services provided by practice group is provided in the following table:

Financial Services	Employee Services	National Practices	CBIZ MMP
• Accounting	• Group Health	• Managed Networking and	• Coding and Billing
• Tax	• Property & Casualty	Hardware Services	• Accounts Receivable
• Financial Advisory	• COBRA / Flex	• IT Consulting	Management
• Litigation Support	• Retirement Planning	• Project Management	• Full Practice Management
• Valuation	• Wealth Management	• Software Solutions	Services
• Sarbanes-Oxley 404	• Life Insurance	• Mergers & Acquisitions
Consulting	• Human Capital Management	• Health Care Consulting
• Internal Audit	• Payroll Services	• Government Relations
• Fraud Detection	• Specialty Life Insurance
• Real Estate Advisory	• Actuarial Services
Corporate and Other. Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of incentive compensation, earnings or losses on assets held in the deferred compensation plan, infrastructure costs and consolidation and integration charges.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Segment information for the three and six-month periods ended June 30, 2007 and 2006 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2007
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$69,675	$42,142	$32,116	$13,013	$—	$156,946
Operating expenses	59,432	33,165	26,639	11,491	5,100	135,827

Gross margin	10,243	8,977	5,477	1,522	(5,100)	21,119

Corporate general & admin	—	—	—	—	6,508	6,508
Depreciation & amortization	819	986	957	59	1,180	4,001

Operating income (loss)	9,424	7,991	4,520	1,463	(12,788)	10,610

Other income (expense):
Interest expense	(12)	(7)	—	—	(1,396)	(1,415)
Gain on sale of operations, net	—	—	—	—	10	10
Other income, net	85	483	47	3	1,371	1,989

Total other income (expense)	73	476	47	3	(15)	584

Income (loss) from continuing operations before income tax expense	$9,497	$8,467	$4,567	$1,466	$(12,803)	$11,194

	THREE MONTHS ENDED JUNE 30, 2006
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$63,365	$38,842	$30,046	$13,997	$—	$146,250
Operating expenses	54,393	29,957	24,137	11,251	4,113	123,851

Gross margin	8,972	8,885	5,909	2,746	(4,113)	22,399

Corporate general & admin	—	—	—	—	7,333	7,333
Depreciation & amortization	884	843	796	64	1,362	3,949

Operating income (loss)	8,088	8,042	5,113	2,682	(12,808)	11,117

Other income (expense):
Interest expense	(22)	(1)	—	—	(842)	(865)
Gain on sale of operations, net	—	—	—	—	7	7
Other income (expense), net	93	666	21	2	(286)	496

Total other income (expense)	71	665	21	2	(1,121)	(362)

Income (loss) from continuing operations before income tax expense	$8,159	$8,707	$5,134	$2,684	$(13,929)	$10,755

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	SIX MONTHS ENDED JUNE 30, 2007
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$162,405	$86,447	$61,724	$25,322	$—	$335,898
Operating expenses	124,846	66,816	52,514	22,976	10,511	277,663

Gross margin	37,559	19,631	9,210	2,346	(10,511)	58,235

Corporate general & admin	—	—	—	—	14,096	14,096
Depreciation & amortization	1,651	1,869	1,748	118	2,570	7,956

Operating income (loss)	35,908	17,762	7,462	2,228	(27,177)	36,183

Other income (expense):
Interest expense	(30)	(7)	—	—	(2,354)	(2,391)
Gain on sale of operations, net	—	—	—	—	105	105
Other income, net	179	931	93	16	1,377	2,596

Total other income (expense)	149	924	93	16	(872)	310

Income (loss) from continuing operations before income tax expense	$36,057	$18,686	$7,555	$2,244	$(28,049)	$36,493

	SIX MONTHS ENDED JUNE 30, 2006
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$147,466	$77,982	$58,268	$25,437	$—	$309,153
Operating expenses	113,835	60,515	48,821	21,975	10,073	255,219

Gross margin	33,631	17,467	9,447	3,462	(10,073)	53,934

Corporate general & admin	—	—	—	—	14,065	14,065
Depreciation & amortization	1,774	1,539	1,645	126	2,707	7,791

Operating income (loss)	31,857	15,928	7,802	3,336	(26,845)	32,078

Other income (expense):
Interest expense	(48)	(2)	—	—	(1,607)	(1,657)
Gain on sale of operations, net	—	—	—	—	7	7
Other income, net	143	867	12	17	692	1,731

Total other income (expense)	95	865	12	17	(908)	81

Income (loss) from continuing operations before income tax expense	$31,952	$16,793	$7,814	$3,353	$(27,753)	$32,159

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at June 30, 2007 and December 31, 2006, results of operations and cash flows for the three and six months ended June 30, 2007 and 2006, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2006.
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

Financial Services	Employee Services	National Practices	CBIZ MMP
• Accounting	• Group Health	• Managed Networking and	• Coding and Billing
• Tax	• Property & Casualty	Hardware Services	• Accounts Receivable
• Financial Advisory	• COBRA / Flex	• IT Consulting	Management
• Litigation Support	• Retirement Planning	• Project Management	• Full Practice Management
• Valuation	• Wealth Management	• Software Solutions	Services
• Sarbanes-Oxley 404	• Life Insurance	• Mergers & Acquisitions
Consulting	• Human Capital Management	• Health Care Consulting
• Internal Audit	• Payroll Services	• Government Relations
• Fraud Detection	• Specialty Life Insurance
• Real Estate Advisory	• Actuarial Services
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
Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and amounted to approximately $19.6 million and $20.6 million for the three months and $45.4 million and $40.4 million for the six months ended June 30, 2007 and 2006, respectively. The majority of these fees are related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. The ASAs have terms of up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

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
Employee Services
CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of our performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received during the three and six months ended June 30, 2007 and 2006 were approximately 2% of consolidated CBIZ revenue for the respective periods.
State insurance regulators have conducted inquiries to clarify the nature of compensation arrangements within the insurance brokerage industry. To date, CBIZ, along with other major insurance brokerage companies, has received requests for information regarding our compensation arrangements related to these practices from such authorities. In addition to inquiries from various states’ insurance departments, CBIZ has received subpoenas from the New York Attorney General, the Connecticut Attorney General, and the Ohio Department of Insurance regarding its insurance brokerage compensation arrangements. CBIZ has cooperated fully in each inquiry. CBIZ has discussed the nature of these inquires and compensation arrangements with each of the major insurance carriers with whom we have established these arrangements. We believe that our arrangements are lawful and consistent with industry practice, and we expect that any changes to compensation arrangements in the future will have a minimal impact on CBIZ, barring future regulatory action. Future regulatory action may limit or eliminate our ability to enhance revenue through all current compensation arrangements, and may result in a diminution of future revenue from these sources.
Medical Management Professionals
Changes in some managed care plans and federal Medicare and Medicaid physician and practice expense reimbursement rules and rates have, and are expected to continue to, adversely affect revenue in our existing physician and medical billing and collections business. The Deficit Reduction Act of 2005 (“Deficit Reduction Act”) provides for a reduction and cap beginning in 2007 of reimbursement for certain fees and charges related to imaging services and facilities of offices, imaging centers and independent diagnostic testing facilities. In addition, certain managed care payors may impose precertification and other management programs which could limit or control the use of, and reimbursement for, imaging and diagnostic services. Certain managed care payors may institute “Pay for Performance” and “quality initiative” programs that could limit or control physician, office and facility, and practice services and procedures, as well as reimbursement costs, and replace volume-based payment methods. Since our physician and medical billing and collections business is typically paid a portion of the revenue collected on behalf of our clients, any reduction in the volume of services or reimbursement rates for such services or expenses for which our clients are eligible to be paid may adversely affect our ability to generate revenue and maintain margins. CBIZ will make its best efforts to take appropriate actions to maintain margins in this business, however there is no assurance that we will be able to maintain margins at historic levels. These changes in reimbursement rates may provide CBIZ with the opportunity to increase the number of clients to which medical coding and billing services are provided, as they may cause physicians who do not currently utilize third party providers to consider the use of CBIZ’s medical coding and billing services.
Executive Summary
In accordance with our strategy to strengthen operations and customer service capabilities by selectively acquiring businesses that expand our market position and strengthen our existing service offerings, CBIZ acquired two business during the six months ended June 30, 2007. During the first quarter of 2007, CBIZ acquired an accounting and tax firm located in Phoenix, Arizona, which is reported in the Financial Services practice group. During the second quarter, CBIZ acquired a medical billing service company located in Montgomery, Alabama, which is reported in CBIZ MMP.
In an on-going effort to rationalize our business, CBIZ has divested (and may continue to divest), business units that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets. During the first six months of 2007, CBIZ sold two business units which were classified as discontinued operations (available for sale) at December 31, 2006. One of these business units offered accounting and tax services and was previously reported in the Financial Services practice group. The second business unit offered specialty insurance services and was previously reported in the Employee Services practice group.
During the second quarter of 2007, CBIZ identified two business units that did not meet the Company’s objectives for growth or did not complement the core services. These two business units, both in the Financial Services practice group, were classified as discontinued operations and all historical information has been reclassified to reflect this classification.
CBIZ continually strives to create value for our shareholders, and believes that repurchasing shares of its common stock is a use of cash that provides such value. Accordingly, CBIZ purchased approximately 1.0 million shares of its common stock in the open market at a total cost of $6.9 million during the second quarter of 2007. For the six months ended June 30, 2007, CBIZ purchased approximately 3.5 million shares of its common stock at a total cost of $24.6 million.
At the Annual Meeting of Stockholders of CBIZ, Inc. held on May 17, 2007, the stockholders approved the 2007 Employee Stock Purchase Plan. Under this plan, employees of CBIZ will be able to purchase shares of common stock at the market rate less a discount. This plan is expected to be implemented during the third quarter of 2007.

Results of Operations – Continuing Operations
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on June 1, 2006, revenue for the month of June would be included in same-unit revenue for second quarter of both years; revenue for the period January 1, 2007 through May 31, 2007 would be reported as revenue from acquired businesses.
Revenue from divested operations represents operations that were sold or closed and did not meet the criteria for treatment as discontinued operations.
Three months ended June 30, 2007 and 2006
Revenue
The following table summarizes total revenue for the three months ended June 30, 2007 and 2006 (in thousands, except percentages).

	THREE MONTHS ENDED JUNE 30,
		% of		% of	$	%
	2007	Total	2006	Total	Change	Change
Same-unit revenue
Financial Services	$69,214	44.1%	$63,210	43.2%	$6,004	9.5%
Employee Services	42,142	26.8%	38,842	26.6%	3,300	8.5%
CBIZ MMP	31,211	19.9%	30,046	20.5%	1,165	3.9%
National Practices	13,013	8.3%	13,997	9.6%	(984)	(7.0)%

Total same-unit revenue	155,580	99.1%	146,095	99.9%	9,485	6.5%

Acquired businesses	1,366	0.9%	—		1,366
Divested operations	—		155	0.1%	(155)

Total revenue	$156,946		$146,250		$10,696

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Operating expenses – Operating expenses increased to $135.8 million for the three months ended June 30, 2007, from $123.9 million for the comparable period in 2006, an increase of $11.9 million or 9.6%. As a percentage of revenue, operating expenses were 86.5% and 84.7% for the three months ended June 30, 2007 and 2006, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 81.8% and 82.1% of total operating expenses and 70.7% and 69.5% of revenue for the three months ended June 30, 2007 and 2006, respectively. The increase in personnel and occupancy costs as a percentage of revenue was primarily the result of a $1.3 million increase in personnel costs due to appreciation in the fair value of investments held in relation to the deferred compensation plan. This increase in compensation was offset by the same increase to other income and thus, did not impact CBIZ’s net income.
Gross margin – Since the majority of our operating costs are relatively fixed in the short term, gross margin as a percentage of revenue normally improves with revenue growth. However, for the three months ended June 30, 2007 versus the comparable period in 2006, gross margin declined to 13.5% from 15.3%. This decline was caused by several factors including the additional personnel costs discussed under operating expenses above, the impact of the Deficit Reduction Act on our Medical Management Practice group, and the result of two transactions completed by our merger and acquisition business during the second quarter of 2006 that did not reoccur in 2007. Operating expenses and gross margin by practice group are discussed in further detail under “Operating Practice Groups” below.
Corporate general and administrative expenses – Corporate general and administrative expenses decreased to $6.5 million and 4.1% of revenue for the three months ended June 30, 2007, from $7.3 million and 5.0% of revenue for the comparable period in 2006. The decrease in corporate general and administrative expenses was primarily attributable to lower compensation costs during the second quarter of 2007 compared to the second quarter of 2006, including costs associated with the incentive compensation plan and restricted performance stock awards. Incentive compensation is estimated and accrued on a monthly basis (see further discussion in the “Critical Accounting Policies – Incentive Compensation”). The restricted performance awards were terminated in the fourth quarter of 2006.
Depreciation and amortization expense – Depreciation and amortization expense was $4.0 million and 2.5% of revenue for the three months ended June 30, 2007, compared to $3.9 million and 2.7% of revenue for the comparable period in 2006. The increase in depreciation and amortization expense was primarily due to an increase in the amortization of intangible assets as the result of businesses and client lists that were acquired.
Interest expense – Interest expense was $1.4 million and $0.9 million for the three-month periods ended June 30, 2007 and 2006, respectively. Average debt was $132.9 million for the three months ended June 30, 2007, compared to $75.2 million for the comparable period in 2006, and average interest rates were 4.2% and 4.8% during the three months ended June 30, 2007 and 2006, respectively. Higher average debt and lower average interest rates in the second quarter of 2007 compared to the second quarter of 2006, was primarily the result of CBIZ completing a $100.0 million offering of convertible senior subordinated notes (“Notes”) on May 30, 2006 which carry a fixed interest rate of 3.125%. See Note 4 to the accompanying consolidated financial statements for further discussion of these notes.
Other income, net – Other income, net was $2.0 million for the three months ended June 30, 2007, and $0.5 million for the comparable period in 2006, an increase of $1.5 million. Other income (expense), net is comprised primarily of adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation plan are offset by adjustments to compensation costs which are recorded as operating or corporate general and administrative expenses in the consolidated statements of operations, and thus do not have an impact on CBIZ’s net income. The increase in other income during the second quarter of 2007 from the comparable period in 2006 was primarily the result of an increase in the fair value of investments related to the deferred compensation plan and an increase in interest income as a result of tax refunds. In addition, CBIZ recognized a one-time life insurance benefit of $0.4 million during the second quarter of 2006 that did not occur in 2007.
Income tax expense – CBIZ recorded income tax expense from continuing operations of $4.8 million and $4.4 million for the three months ended June 30, 2007 and 2006, respectively. The effective tax rate for the three months ended June 30, 2007 was 42.5%, compared to an effective rate of 41.0% for the comparable period in 2006. The increase in the effective tax rate for the second quarter of 2007 versus the comparable period in 2006 was primarily the result of an increase in estimated tax reserves related to the IRS audits discussed in Note 1 to these consolidated financial statements.
Operating Practice Groups
Financial Services.

	THREE MONTHS ENDED JUNE 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$69,214	$63,210	$6,004
Acquired businesses	461	—	461
Divested operations	—	155	(155)

Total revenue	$69,675	$63,365	$6,310

Operating expenses	59,432	54,393	5,039

Gross margin	$10,243	$8,972	$1,271

Gross margin percent	14.7%	14.2%	0.5%

The growth in same-unit revenue was primarily due to an increase in the aggregate number of hours charged to clients for consulting, valuation and litigation support services, and price increases for traditional accounting and tax services. The growth in revenue from acquired businesses was provided by a firm in Phoenix, Arizona which was acquired during the first quarter of 2007. Revenue from divested operations represents an office that was sold during the first quarter of 2007.
The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs and travel and meal costs representing 90.4% and 90.7% of total operating expenses for the three months ended June 30, 2007 and 2006, respectively. Personnel costs increased $3.9 million, but decreased as a percentage of revenue to 67.9% for the three months ended June 30, 2007 from 68.4% of revenue for the comparable period in 2006. The dollar increase in personnel costs was primarily due to additional salary costs incurred for new employees, annual merit increases, and an increase in benefit costs. CBIZ continues to add personnel in the Financial Services practice group in order to accommodate revenue growth. Occupancy costs are relatively fixed in nature but increased $0.2 million while decreasing as a percentage of revenue to 5.9% for the three months ended June 30, 2007 from 6.2% for the comparable period in 2006. The dollar increase was primarily due to additional space required in certain facilities to accommodate growth. Travel and meal costs increased $0.2 million and were 3.3% of revenue for the three months ended June 30, 2007 and 2006.
Gross margin improvement is primarily due to leveraging the increase in revenues against increases in personnel and occupancy costs. Margin improvement was partially offset by an increase in recruiting costs of $0.3 million to 0.9% of revenue for the three months ended June 30, 2007 from 0.6% for the comparable period in 2006. CBIZ continues to recruit experienced professionals to service new and existing clients.
Employee Services.

	THREE MONTHS ENDED JUNE 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$42,142	$38,842	$3,300
Acquired businesses	—	—	—

Total revenue	$42,142	$38,842	$3,300

Operating expenses	33,165	29,957	3,208

Gross margin	$8,977	$8,885	$92

Gross margin percent	21.3%	22.9%	(1.6)%
The increase in same-unit revenue was primarily attributable to growth in our retail and payroll services businesses.
The largest components of operating expenses for the Employee Services practice group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 85.8% and 86.2% of total operating expenses for the three months ended June 30, 2007 and 2006, respectively. Personnel costs increased $2.7 million, and increased as a percentage of revenue to 62.2% for the second quarter of 2007 from 60.6% for the comparable period in 2006. Personnel cost dollars increased with the growth in revenue as the sales force is compensated on a variable basis. Personnel costs increased as a percentage of revenue due to investments in leadership, sales and service personnel to better position the practice group for future growth. Occupancy costs were $2.2 million during the second quarters of 2007 and 2006.
The decrease in gross margin as a percentage of revenue for the three months ended June 30, 2007 compared to the comparable period in 2006 was primarily due to the investments in personnel discussed previously.

CBIZ Medical Management Professionals (CBIZ MMP).

	THREE MONTHS ENDED JUNE 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$31,211	$30,046	$1,165
Acquired businesses	905	—	905

Total revenue	$32,116	$30,046	$2,070

Operating expenses	26,639	24,137	2,502

Gross margin	$5,477	$5,909	$(432)

Gross margin percent	17.1%	19.7%	(2.6)%
The increase in same-unit revenue was primarily attributable to growth by existing clients and the maturation of clients obtained in 2006. Revenue growth was partially offset by impacts of the Deficit Reduction Act, which is further described under “Overview — Medical Management Professionals.” The growth in revenue from acquired businesses was provided by a medical billing business based in Montgomery, Alabama which was acquired during the second quarter of 2007.
The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 88.6% and 88.7% of total operating expenses for the three months ended June 30, 2007 and 2006, respectively. Personnel costs increased by $2.1 million and increased as a percentage of revenue to 58.8% for the three months ended June 30, 2007, from 55.7% of revenue for the comparable period in 2006. Acquired businesses contributed $0.4 million of the increase in personnel costs; the remaining increase was primarily attributable to annual merit increases. Occupancy costs are relatively fixed in nature and were approximately $2.0 million for the three months ended June 30, 2007 and 2006. Office expenses did not change for the three months ended June 30, 2007 from the comparable period in 2006, but decreased as a percentage of revenue to 8.4% from 8.9%.
The decrease in gross margin was primarily due to impacts of the Deficit Reduction Act. The Deficit Reduction Act changed some managed care plans and federal Medicare and Medicaid physician and practice expense reimbursement rules and rates. Since MMP is typically paid a portion of the revenue collected on behalf of its clients, the reduction in client revenue that resulted from the Act had an adverse affect on our revenue and margins.
National Practices.

	THREE MONTHS ENDED JUNE 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$13,013	$13,997	$(984)
Acquired businesses	—	—	—

Total revenue	$13,013	$13,997	$(984)

Operating expenses	11,491	11,251	240

Gross margin	$1,522	$2,746	$(1,224)

Gross margin percent	11.7%	19.6%	(7.9)%
The decrease in revenue was primarily attributable to our mergers and acquisitions business completing two large transactions during the second quarter of 2006 and no transactions during the second quarter of 2007. This decrease was partially offset by an increase in consulting revenue at our technology businesses during the second quarter of 2007 versus the comparable of 2006, which was largely attributable to a special project with our largest customer.

The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 91.9% and 92.3% of total operating expenses for the three months ended June 30, 2007 and 2006, respectively. Collectively, these expenses increased by $0.2 million to 81.1% of revenue for the three months ended June 30, 2007 from 74.2% of revenue for the comparable period in 2006. As the increase in the expenses was not significant, the increase in the expenses as a percentage of revenue was the result of the decline in revenue discussed above.
The decline in gross margin as a percentage of revenue for the three months ended June 30, 2007 from the three months ended June 30, 2006, was the result of the two transactions completed by our mergers and acquisitions business during the second quarter of 2006 that did not recur in 2007. Transactions completed by the mergers and acquisitions business typically result in a large amount of revenue for CBIZ, with minimal incremental cost; thus the number and size of transactions completed by the mergers and acquisition business may have a significant impact on gross margin.
Six months ended June 30, 2007 and 2006
Revenue
The following table summarizes total revenue for the six months ended June 30, 2007 and 2006 (in thousands, except percentages).

	SIX MONTHS ENDED JUNE 30,
		% of		% of	$	%
	2007	Total	2006	Total	Change	Change
Same-unit revenue
Financial Services	$161,189	48.0%	$147,091	47.6%	$14,098	9.6%
Employee Services	84,737	25.2%	77,982	25.2%	6,755	8.7%
CBIZ MMP	60,819	18.1%	58,268	18.9%	2,551	4.4%
National Practices	25,322	7.6%	25,437	8.2%	(115)	(0.5)%

Total same-unit revenue	332,067	98.9%	308,778	99.9%	23,289	7.5%

Acquired businesses	3,831	1.1%	—		3,831
Divested operations	—		375	0.1%	(375)

Total revenue	$335,898		$309,153		$26,745

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Operating expenses – Operating expenses increased to $277.7 million for the six months ended June 30, 2007, from $255.2 million for the comparable period in 2006, an increase of $22.5 million or 8.8%. As a percentage of revenue, operating expenses were 82.7% and 82.6% for the six months ended June 30, 2007 and 2006, respectively. The primary components of operating expenses are personnel costs and occupancy expense, representing 81.7% and 82.0% of total operating expenses and 67.5% and 67.7% of revenue for the six months ended June 30, 2007 and 2006, respectively. Personnel costs included a $1.1 million increase over the prior year due to appreciation in the fair value of investments held in relation to the deferred compensation plan. This increase in compensation was offset by the same increase to other income and thus, did not impact CBIZ’s net income.
Gross margin – Since the majority of our operating costs are relatively fixed in the short term, gross margin as a percentage of revenue generally improves with revenue growth. However, for the six months ended June 30, 2007 versus the comparable period in 2006, the gross margin declined to 17.3% from 17.4%. This decline was caused by several factors including the additional personnel costs discussed under operating expenses above, the impact of the Deficit Reduction Act on our Medical Management Practice group, and the result of two transactions completed by our merger and acquisition business during the second quarter of 2006 that did not reoccur in 2007. A more comprehensive analysis of operating expenses and their impact on gross margin is discussed by operating practice group below.

Corporate general and administrative expenses – Corporate general and administrative expenses was $14.1 million for the six months ended June 30, 2007 and 2006. As a percentage of revenue, corporate general and administrative expenses decreased to 4.2% from 4.5% for the six months ended June 30, 2007 and 2006, respectively.
Depreciation and amortization expense – Depreciation and amortization expense was $8.0 million and 2.4% of revenue for the six months ended June 30, 2007, compared to $7.8 million and 2.5% of revenue for the comparable period in 2006. The increase in depreciation and amortization expense was primarily due to an increase in the amortization of intangible assets as the result of businesses and client lists that were acquired.
Interest expense – Interest expense was $2.4 million and $1.7 million for the six-month periods ended June 30, 2007 and 2006, respectively. Average debt was $120.6 million for the six months ended June 30, 2007, compared to $61.7 million for the comparable period in 2006, and average interest rates were 3.9% and 5.4% during the six months ended June 30, 2007 and 2006, respectively. Higher average debt and lower average interest rates for the six months ended June 30, 2007 compared to the same period in 2006, was primarily the result of CBIZ completing a $100.0 million offering of convertible senior subordinated notes (“Notes”) on May 30, 2006 which carry a fixed interest rate of 3.125%. See Note 4 to the accompanying consolidated financial statements for further discussion of these notes.
Other income, net – Other income, net was $2.6 million for the six months ended June 30, 2007, and $1.7 million for the comparable period in 2006, an increase of $0.9 million. Other income (expense), net is comprised primarily of adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation plan are offset by adjustments to compensation costs which are recorded as operating or corporate general and administrative expenses in the consolidated statements of operations, and thus do not have on impact an CBIZ’s net income. The increase in other income during the six months ended June 30, 2007 from the comparable period in 2006 was primarily the result of an increase in the fair value of investments related to the deferred compensation plan, offset by lower contingent royalties received from previous divestitures. The contingency royalties will continue to decrease as the contingency periods expire. In addition, CBIZ recognized a one-time life insurance benefit of $0.4 million during the second quarter of 2006 that did not occur in 2007.
Income tax expense – CBIZ recorded income tax expense from continuing operations of $15.1 million and $13.0 million for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate for the six months ended June 30, 2007 was 41.4%, compared to an effective rate of 40.3% for the comparable period in 2006. The increase in the effective tax rate for the six months ended June 30, 2007 from the comparable period in 2006 was primarily the result of an increase in estimated tax reserves related to the IRS audits discussed in Note 1 to these consolidated financial statements.
Operating Practice Groups
Financial Services.

	SIX MONTHS ENDED JUNE 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$161,189	$147,091	$14,098
Acquired businesses	1,216	—	1,216
Divested operations	—	375	(375)

Total revenue	$162,405	$147,466	$14,939

Operating expenses	124,846	113,835	11,011

Gross margin	$37,559	$33,631	$3,928

Gross margin percent	23.1%	22.8%	0.3%

The growth in same-unit revenue was primarily due to an increase in the aggregate number of hours charged to clients for consulting, valuation and litigation support services, and price increases for traditional accounting and tax services. The growth in revenue from acquired businesses was provided by a firm in Phoenix which was acquired during the first quarter of 2007. Revenue from divested operations represents an office that was sold during the first quarter of 2007.
The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs and travel and meal costs, representing 90.3% and 90.9% of total operating expenses for the six months ended June 30, 2007 and 2006, respectively. Personnel costs increased $8.4 million, but decreased as a percentage of revenue to 61.6% for the six months ended June 30, 2007 from 62.1% of revenue for the comparable period in 2006. The dollar increase in personnel costs was primarily due to additional salary costs incurred for new employees, annual merit increases, and an increase in benefit costs. CBIZ continues to add personnel in the Financial Services practice group in order to accommodate revenue growth. Occupancy costs are relatively fixed in nature but increased $0.5 million while decreasing as a percentage of revenue to 5.1% for the six months ended June 30, 2007 from 5.3% for the comparable period in 2006. The dollar increase is primarily due to additional space required in certain facilities to accommodate growth. Travel and meal expenses increased $0.3 million and were 2.7% of revenue for the six months ended June 30, 2007 and 2006.
Gross margin improvement was primarily due to leveraging the increase in revenues against increases in personnel costs and occupancy costs. Margin improvement was partially offset by an increase in recruiting costs of $0.3 million to 0.7% of revenue for the six months ended June 30, 2007 from 0.5% for the comparable period in 2006. CBIZ continues to recruit experienced professionals to service new and existing clients.
Employee Services

	SIX MONTHS ENDED JUNE 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$84,737	$77,982	$6,755
Acquired businesses	1,710	—	1,710

Total revenue	$86,447	$77,982	$8,465

Operating expenses	66,816	60,515	6,301

Gross margin	$19,631	$17,467	$2,164

Gross margin percent	22.7%	22.4%	0.3%
The increase in same-unit revenue was primarily attributable to growth in our retail, payroll services and human capital advisory businesses. The growth in revenue from acquired businesses was provided by a property and casualty business in San Jose, California which was acquired during the first quarter of 2006, and a property and casualty business with offices in St. Joseph and Kansas City, Missouri, which was acquired during the second quarter of 2006.
The largest components of operating expenses for the Employee Services practice group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 86.0% and 86.4% of total operating expenses for the six months ended June 30, 2007 and 2006, respectively. Personnel costs increased $5.1 million, but remained consistent as a percentage of revenue at 61.3% for the six months ended June 30, 2007 and 2006. Acquired businesses contributed $0.8 million of the increase in personnel costs; the remainder of the increase was primarily the result of the growth in revenue, as the sales force is typically compensated on a variable basis, as well as investments in leadership, sales and service personnel to better position the practice group for future growth. Occupancy costs were $4.5 million for the six months ended June 30, 2007 and 2006.
Gross margin as a percentage of revenue increased by 0.3% for the six months ended June 30, 2007 from the comparable period in 2006 primarily due to the growth in revenue.

CBIZ Medical Management Professionals (CBIZ MMP).

	SIX MONTHS ENDED JUNE 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$60,819	$58,268	$2,551
Acquired businesses	905	—	905

Total revenue	$61,724	$58,268	$3,456

Operating expenses	52,514	48,821	3,693

Gross margin	$9,210	$9,447	$(237)

Gross margin percent	14.9%	16.2%	(1.3)%
The increase in same-unit revenue was primarily attributable to growth by existing clients and the maturation of clients obtained in 2006. Revenue growth was partially offset by impacts of the Deficit Reduction Act, which is further described under “Overview — Medical Management Professionals.” The growth in revenue from acquired businesses was provided by a medical billing business based in Montgomery, Alabama which was acquired during the second quarter of 2007.
The largest components of operating expenses for CBIZ MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 88.4% and 88.6% of total operating expenses for the six months ended June 30, 2007 and 2006, respectively. Personnel costs increased by $3.2 million and increased as a percentage of revenue to 60.1% for the six months ended June 30, 2007, from 58.2% for the comparable period in 2006. Acquired businesses contributed $0.4 million of the increase in personnel costs; the remaining increase was primarily the result of annual merit increases. Occupancy costs are relatively fixed in nature and were approximately $4.0 million for the six months ended June 30, 2007 and 2006. Office expenses did not change for the six months ended June 30, 2007 from the comparable period in 2006, but decreased as a percentage of revenue to 8.5% from 9.2%.
The decrease in gross margin was primarily due to impacts of The Deficit Reduction Act. The Deficit Reduction Act changed some managed care plans and federal Medicare and Medicaid physician and practice expense reimbursement rules and rates. Since MMP is typically paid a portion of the revenue collected on behalf of its clients, the reduction in client revenue that resulted from the Act had an adverse affect on our revenue and margins.
National Practices.

	SIX MONTHS ENDED JUNE 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$25,322	$25,437	$(115)
Acquired businesses	—	—	—

Total revenue	$25,322	$25,437	$(115)

Operating expenses	22,976	21,975	1,001

Gross margin	$2,346	$3,462	$(1,116)

Gross margin percent	9.3%	13.6%	(4.3)%
The decrease in revenue was primarily attributable to our mergers and acquisitions business completing two large transactions during the first six months of 2006, and no transactions during the comparable period of 2007. This decrease was partially offset by an increase in consulting revenue at our technology businesses during the six months ended June 30, 2007 versus the comparable period of 2006, which was largely attributable to a special project with our largest customer.

The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 92.4% and 91.8% of total operating expenses for the six months ended June 30, 2007 and 2006, respectively. Personnel costs increased $0.7 million to 62.1% of revenue for the six months ended June 30, 2007 from 59.1% of revenue for the comparable period in 2006. Direct costs increased $0.4 million to 18.7% of revenue for the six months ended June 30, 2007 from 17.2% from the comparable period in 2006. The increase in personnel and direct costs (third party service fees) were primarily related to the special project described above. Occupancy costs are relatively fixed in nature and were $0.8 million for the six months ended June 30, 2007 and 2006, respectively.
The decline in gross margin as a percentage of revenue for the six months ended June 30, 2007 from the six months ended June 30, 2006, was primarily the result of the two transactions completed by our mergers and acquisitions business during the second quarter of 2006 that did not recur in 2007. Transactions completed by the mergers and acquisitions business typically result in a large amount of revenue for CBIZ, with minimal incremental cost; thus the number and size of transactions completed by the mergers and acquisition business may have a significant impact to gross margin.
Financial Condition
Total assets were $518.6 million, total liabilities were $295.2 million and shareholders’ equity was $223.4 million as of June 30, 2007. Current assets of $240.9 million exceeded current liabilities of $153.5 million by $87.4 million.
Cash and cash equivalents decreased by $7.3 million to $5.7 million at June 30, 2007 from December 31, 2006. Restricted cash was $16.0 million at June 30, 2007, a decrease of $1.5 million from December 31, 2006. Restricted cash represents those funds held in connection with CBIZ’s NASD regulated operations and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $124.3 million at June 30, 2007, an increase of $20.0 million from December 31, 2006. Days sales outstanding (DSO) represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. DSO was 73 days, 66 days and 71 days at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.
Other current assets were $9.7 million and $9.0 million at June 30, 2007 and December 31, 2006, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients are directly offset by client fund obligations. Funds held for clients fluctuate during the year based on the timing of cash receipts and related payments, and are further described in Note 1 to the accompanying consolidated financial statements.
Notes receivable (current and non-current) decreased by $1.4 million at June 30, 2007 from December 31, 2006. The decrease in notes receivable relates primarily to a payment received in the first quarter of 2007 for contingent proceeds earned on a business that was sold in the third quarter of 2005.
Goodwill and other intangible assets, net of accumulated amortization, increased by $10.3 million at June 30, 2007 from December 31, 2006. Acquisitions, including contingent consideration earned, resulted in a $13.2 million increase in intangible assets during the six months ended June 30, 2007. Intangible assets decreased by $0.2 million as a result of divestiture activity and $2.7 million due to amortization expense.
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
The accounts payable balance of $28.4 million at June 30, 2007 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $30.0 million at June 30, 2007 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs.
Other liabilities (current and non-current) decreased by $2.2 million at June 30, 2007 from December 31, 2006, primarily as a result of payments made on notes payable related to contingent purchase price earned on previous acquisitions. This decrease in other liabilities was partially offset by an increase in non-current income taxes payable of $3.1 million related to the adoption of FIN 48 in the first quarter of 2007, which is further described in Note 1 of the accompanying consolidated financial statements.
The increase in income taxes payable to $6.1 million at June 30, 2007 from $3.7 million at December 31, 2006 was primarily due to the provision for income taxes, increases in estimated tax reserves related to the IRS audits discussed in Note 1 to these consolidated financial statements, and interest expense accruals for recurring non-deductible expenses. These increases were partially offset by estimated tax payments and tax benefits related to the exercise of stock options.
Stockholders’ equity increased by $6.8 million to $223.4 million at June 30, 2007 from $216.6 million at December 31, 2006. The increase in stockholders’ equity was primarily due to net income of $24.1 million, the exercise of stock options and related tax benefits which contributed $4.9 million, the issuance of $0.6 million in common shares for business acquisitions, $1.1 million related to the recognition of stock compensation expense and a one-time adjustment to accumulated deficit of $0.7 million as a result of adopting FIN 48 on January 1, 2007. These increases were offset by share repurchase activity during the six months ended June 30, 2007 of approximately 3.5 million shares at a cost of $24.6 million.
Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of commissions and fees for professional services and products rendered to its clients. CBIZ supplements net operating cash with an unsecured credit facility, and with $100.0 million in convertible senior subordinated notes (“Notes”). The Notes mature on June 1, 2026, and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011.
The unsecured credit facility has a five year term expiring in February 2011, and carries an option to increase the commitment to $150.0 million. At June 30, 2007, CBIZ had outstanding borrowings of $10.0 million under its credit facility, and had letters of credit and performance guarantees totaling $5.1 million. Available funds under the facility based on the terms of the commitment were approximately $82.0 million at June 30, 2007. Management believes cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic investments.
The facility allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ was in compliance with its covenants as of June 30, 2007 and projects that it will remain in compliance for the remainder of 2007.

CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a shelf registration under which it can offer such securities. See our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of the shelf registration statement.
Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2007 and 2006 (in thousands):

	2007	2006
Total cash provided by (used in):
Operating activities	$9,401	$6,122
Investing activities	(6,685)	(15,897)
Financing activities	(10,004)	14,440

(Decrease) increase in cash and cash equivalents	$(7,288)	$4,665

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash is followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters. During the six months ended June 30, 2007, net cash provided by operating activities was $9.4 million, compared to $6.1 million for the comparable period in 2006. The $3.3 million increase in cash provided from operating activities was primarily due to higher net income and was partial offset by an increase in the change in accounts receivable. The increase in accounts receivable was due to the overall growth in the business and an increase in DSO from 71 days at June 30, 2006 to 73 days at June 30, 2007.
Cash flows from investing activities consist primarily of payments toward capital expenditures and business acquisitions, proceeds from divested operations and the collection of notes receivable. CBIZ used $6.7 million in net cash for investing activities during the six months ended June 30, 2007, compared to $15.9 million during the comparable period in 2006. Investing uses of cash during the six months ended June 30, 2007 primarily consisted of $18.8 million of net cash used towards business acquisitions, $1.6 million for the acquisition of other intangible assets and $2.6 million for capital expenditures (net), offset by $16.5 million in proceeds received from the sale of various operations. Investing uses of cash during the six months ended June 30, 2006 primarily consisted of $18.9 million of net cash used towards business acquisitions, $2.4 million for the acquisition of other intangible assets and $3.1 million for capital expenditures (net), offset by $7.3 million in proceeds received from the sale of various operations, and $1.2 million in net collections on notes receivable. Cash used by discontinued operations was for capital expenditures. Capital expenditures primarily consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.
Cash flows from financing activities consist primarily of net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, net borrowing and payment activity toward notes payable and capitalized leases, and proceeds from the exercise of stock options. Net cash used in financing activities during the six months ended June 30, 2007 was $10.0 million compared to net cash provided by financing activities of $14.4 million for the comparable period in 2006. Financing sources of cash during the six months ended June 30, 2007 included net borrowings from the credit facility of $10.0 million and $5.0 million in proceeds from the exercise of stock options (including tax benefits), offset by $24.7 million in cash used to repurchase shares of CBIZ common stock and $0.3 million in net payments towards notes payable and capitalized leases. Financing sources of cash during the six months ended June 30, 2006 included $100.0 million in proceeds from convertible senior subordinated notes and $7.2 million in proceeds from the exercise of stock options (including tax benefits), offset by $32.2 million in net payments toward the credit facility, $56.8 million in cash used to repurchase shares of CBIZ common stock, $0.3 million in net payments towards notes payable and capitalized leases and $3.5 million in cash paid for debt issuance costs (primarily related to the convertible senior subordinated notes).

Obligations and Commitments
CBIZ’s contractual obligations for future payments as of June 30, 2007 were as follows (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Convertible notes	$100,000	$—	$—	$—	$—	$—	$100,000

Interest on convertible notes	59,375	1,563	3,125	3,125	3,125	3,125	45,312

Credit facility	10,000	—	—	—	—	10,000	—

Income taxes payable	9,061	5,917	3,144	—	—	—	—

Notes payable	2,172	442	1,030	700	—	—	—

Capitalized leases	736	245	417	74	—	—	—
Restructuring lease obligations(1)	10,159	1,646	2,609	1,863	1,439	1,133	1,469
Non-cancelable operating lease obligations (1)	169,890	16,566	30,788	26,360	22,087	19,267	54,822
Letters of credit in lieu of cash security deposits	1,999	—	1,386	—	35	—	578
Performance guarantees for non-consolidated affiliates	1,672	1,044	430	198	—	—	—
License bonds and other letters of credit	1,432	—	—	—	—	—	1,432

Total	$366,496	$27,423	$42,929	$32,320	$26,686	$33,525	$203,613

(1)	Excludes cash expected to be received under subleases.
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
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.7 million at June 30, 2007 and December 31, 2006. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others“, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.0 million at June 30, 2007 and December 31, 2006. In addition, CBIZ provides performance bonds to various state agencies to meet certain licensing requirements. The amount of performance bonds outstanding totaled $1.4 million and $1.6 million at June 30, 2007 and December 31, 2006, respectively.
CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2007, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.
Interest Rate Risk Management
CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or nine-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. During the six months ended June 30, 2007 and the twelve months ended December 31, 2006, management did not utilize interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. During 2006, CBIZ sold $100.0 million in convertible senior subordinated notes (“Notes”) bearing a fixed interest rate of 3.125%. As the Notes mature on June 1, 2026 and may not be redeemed without a premium until June 6, 2011, we believe this low cost of borrowing mitigates our interest rate risk.
In connection with payroll services provided to clients, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in short-term investments and Auction Rate Securities (“ARS”), which are classified as marketable securities. ARS generally have a high credit quality, are highly liquid, and generate higher rates of return than typical money market investments. During the six months ended June 30, 2007, the average balance of funds held for clients related to payroll services was approximately $56.3 million, and the average interest yield was approximately 5.2% (on an after-tax basis). The interest income on these short-term investments mitigates the interest rate risk for the borrowing costs of CBIZ’s credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility float based on market conditions.
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
•	Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insureds (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the data necessary from the carriers to properly record revenue becomes available; and life insurance commissions are recognized when insurance coverage is afforded to the individual under the policy. Commission revenue is reported net of sub-broker commissions, and reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

•	Commissions which are based upon certain performance targets are recognized at the earlier of written notification that the target has been achieved, or cash collection.

•	Fee income is recognized in the period in which services are provided, and may be based on actual hours incurred on an hourly fee basis, fixed fee arrangements, or asset-based fees.

•	Payroll — Revenue is recognized when the actual payroll processing occurs.
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
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no goodwill impairment during the three or six months ended June 30, 2007 or 2006.
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
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Provisions of SFAS No. 157 must be applied prospectively as of the beginning of the first fiscal year in which the accounting standard is applied. CBIZ is currently evaluating the impact of adoption of SFAS No. 157 on the consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America, would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at June 30, 2007 was $10.0 million. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2007, interest expense would increase or decrease approximately $0.1 million annually.
CBIZ does not engage in trading market risk sensitive instruments. In the past, CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.
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
There were no changes in our Internal Controls that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
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
Item 1A. Risk Factors
Factors that may affect CBIZ’s actual operating and financial results are described in “Item 1A. Risk Factors” of CBIZ’s Annual Report on 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On May 1, 2007, in connection with the acquisition of Ichthus Consulting, Inc. (ICON), CBIZ paid cash and issued approximately 62,400 shares of common stock in exchange for all the outstanding common stock of ICON. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued had access to full information about CBIZ and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
(c) On February 8, 2007, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2008. The shares may be repurchased in the open market or in privately negotiated transactions according to SEC rules.
The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Stock repurchase activity during the three months ended June 30, 2007 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total	Average	Purchased as	May Yet Be
	Number of	Price	Part of Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share (1)	Plans	Plans
April 1 – April 30, 2007 (2)	936	$7.10	936	4,064
May 1 – May 31, 2007 (2)	34	$7.04	34	4,030
June 1 – June 30, 2007	—	$—	—	4,030

Total second quarter purchases (3)	970		970

(1)	Average price paid per share includes fees and commissions.

(2)	Open market purchases.

(3)	The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, a broker is granted discretion to repurchase shares on the Company’s behalf, and the broker is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
According to the terms of CBIZ’s credit facility with Bank of America, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 4 to the accompanying consolidated financial statements for a description of working capital restrictions and limitations upon the payment of dividends.
Item 4. Submission of Matters to a Vote of Security Holders
Listed below are the results of matters that were submitted to vote at the Annual Meeting of Stockholders held on May 17, 2007:
1)	Election of the following individuals to the Board of Directors to serve until the 2009 Annual Meeting of Stockholders:

	Authority Granted	Authority Withheld
Rick L. Burdick	47,900,284	11,667,786
Steven L. Gerard	58,762,661	805,409
The terms of office as directors of each of Michael H. DeGroote, Joseph S. DiMartino, Harve A. Ferrill, Richard C. Rochon, Todd J. Slotkin and Donald V. Weir continued following the Annual Meeting.
2)	Approval of the 2007 Employee Stock Purchase Plan

For	45,820,949
Against	323,475
Abstain	309,119

Item 6. Exhibits

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc. (Registrant)
Date: August 9, 2007	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer