Form 10-Q
period 2007-09-30
CBIZ, Inc.
filed 2007-11-09
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	October 31, 2007

Common Stock, par value $0.01 per share	64,997,405

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$21,534	$12,971
Restricted cash	16,888	17,507
Accounts receivable, net	121,064	104,294
Notes receivable – current	1,367	2,161
Deferred income taxes – current	2,948	3,104
Other current assets	8,023	8,968
Assets of discontinued operations	3,454	19,570

Current assets before funds held for clients	175,278	168,575
Funds held for clients	71,846	84,441

Total current assets	247,124	253,016
Property and equipment, net	25,557	26,987
Notes receivable – non-current	1,503	2,486
Deferred income taxes – non-current	8,914	7,384
Goodwill and other intangible assets, net	214,985	205,917
Assets of deferred compensation plan	22,037	17,120
Other assets	4,836	5,372

Total assets	$524,956	$518,282

LIABILITIES
Current liabilities:
Accounts payable	$24,134	$27,746
Income taxes payable	7,002	3,728
Accrued personnel costs	35,291	35,965
Other current liabilities	13,894	19,034
Liabilities of discontinued operations	4,674	4,971

Current liabilities before client fund obligations	84,995	91,444

Client fund obligations	71,846	84,441

Total current liabilities	156,841	175,885

Convertible notes	100,000	100,000
Bank debt	12,000	—
Deferred compensation plan obligations	22,037	17,120
Other non-current liabilities	10,623	8,699

Total liabilities	301,501	301,704

STOCKHOLDERS’ EQUITY
Common stock	1,038	1,018
Additional paid-in capital	473,514	465,319
Accumulated deficit	(43,514)	(72,917)
Treasury stock	(207,495)	(176,773)
Accumulated other comprehensive loss	(88)	(69)

Total stockholders’ equity	223,455	216,578

Total liabilities and stockholders’ equity	$524,956	$518,282

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Revenue	$151,718	$137,116	$487,616	$446,269
Operating expenses	134,787	121,739	412,450	376,958

Gross margin	16,931	15,377	75,166	69,311

Corporate general and administrative expense	6,370	5,568	20,466	19,633
Depreciation and amortization expense	3,823	4,077	11,779	11,868

Operating income	6,738	5,732	42,921	37,810

Other income (expense):
Interest expense	(981)	(842)	(3,372)	(2,499)
Gain on sale of operations, net	20	7	125	14
Other income, net	746	936	3,342	2,667

Total other income (expense), net	(215)	101	95	182

Income from continuing operations before income tax expense	6,523	5,833	43,016	37,992

Income tax expense	2,598	2,258	17,714	15,219

Income from continuing operations	3,925	3,575	25,302	22,773

Loss from operations of discontinued operations, net of tax	(302)	(5)	(1,275)	(1,912)
Gain on disposal of discontinued operations, net of tax	1,023	553	4,713	506

Net income	$4,646	$4,123	$28,740	$21,367

Earnings (loss) per share:
Basic:
Continuing operations	$0.06	$0.05	$0.39	$0.32
Discontinued operations	0.01	0.01	0.05	(0.02)

Net income	$0.07	$0.06	$0.44	$0.30

Diluted:
Continuing operations	$0.06	$0.05	$0.38	$0.31
Discontinued operations	0.01	0.01	0.05	(0.02)

Net income	$0.07	$0.06	$0.43	$0.29

Basic weighted average shares outstanding	64,842	68,314	65,437	72,092

Diluted weighted average shares outstanding	66,083	70,421	66,845	74,406

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
Cash flows from operating activities:
Net income	$28,740	$21,367
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations of discontinued operations, net of tax	1,275	1,912
Gain on disposal of discontinued operations, net of tax	(4,713)	(506)
Gain on sale of operations, net	(125)	(14)
Bad debt expense, net of recoveries	2,827	2,382
Depreciation and amortization expense	11,779	11,868
Deferred income taxes	(950)	(3,308)
Excess tax benefits from share based payment arrangements	(2,356)	(2,709)
Employee stock awards	1,711	2,666
Changes in assets and liabilities, net of acquisitions and dispositions:
Restricted cash	619	(4,526)
Accounts receivable, net	(18,914)	(15,063)
Other assets	(324)	92
Accounts payable	(3,702)	(2,917)
Income taxes payable	2,507	8,262
Accrued personnel costs	(1,317)	(6,204)
Other liabilities	1,022	1,846

Net cash provided by continuing operations	18,079	15,148
Operating cash flows provided by discontinued operations	969	1,598

Net cash provided by operating activities	19,048	16,746

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(18,922)	(20,578)
Acquisition of other intangible assets	(1,608)	(2,416)
Proceeds from sales of divested operations and client lists	256	19
Proceeds from sales of discontinued operations	27,491	7,303
Additions to property and equipment, net	(4,232)	(4,497)
Payments received on notes receivable	438	1,528
Net cash used in discontinued operations	(640)	(327)

Net cash provided by (used in) investing activities	2,783	(18,968)

Cash flows from financing activities:
Proceeds from convertible notes	—	100,000
Proceeds from bank debt	218,510	142,900
Payment of bank debt	(206,510)	(175,100)
Payment of notes payable and capitalized leases, net	(388)	(503)
Deferred financing costs	—	(3,561)
Payment for acquisition of treasury stock	(30,812)	(62,920)
Proceeds from exercise of stock options	3,576	5,265
Excess tax benefit from exercise of stock awards	2,356	2,709

Net cash (used in) provided by financing activities	(13,268)	8,790

Net increase in cash and cash equivalents	8,563	6,568
Cash and cash equivalents at beginning of year	12,971	8,909

Cash and cash equivalents at end of period	$21,534	$15,477

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (CBIZ) as of September 30, 2007 and December 31, 2006, the results of their operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Financial Services — Revenue consists primarily of fees for accounting services, preparation of tax returns, consulting services, compliance projects and valuation services including fairness opinions, business plans, litigation support, purchase price allocations and derivative valuations. Revenues are recorded in the period in which services are provided and meet revenue recognition criteria in accordance with SAB 104. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

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

Personnel costs include base compensation, commissions, payroll taxes, income or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include stock-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized, and therefore estimates are subject to change. Total personnel costs were $100.6 million and $90.2 million for the three months ended and $309.3 million and $281.8 million for the nine months ended September 30, 2007 and 2006, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $9.4 million and $8.9 million for the three months ended and $27.5 million and $26.6 million for the nine months ended September 30, 2007 and 2006, respectively.

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

As further described in Note 4, CBIZ’s convertible senior subordinated notes (“Notes”) may result in future issuances of CBIZ common stock. Under the net share settlement method, potential shares issuable under the Notes will be considered dilutive, and will be included in the calculation of weighted average diluted shares, if the Company’s market price per share exceeds the $10.63 conversion price of the Notes. As of September 30, 2007, the Company’s market price per share had not exceeded the conversion price of the Notes, therefore, the diluted earnings per share calculation was not impacted by this feature.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
New Accounting Pronouncements

Effective January 1, 2007, CBIZ adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions and requires applying a “more likely than not” threshold to the recognition of tax positions based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Company is currently under audit by the Internal Revenue Service for tax years 2003 and 2004 and may be required to make payments within the next twelve months related to this audit in the range of $2.2 million to $2.8 million. Payment of these amounts would not impact CBIZ’s annual effective tax rate or the Company’s earnings for 2007.

CBIZ and its subsidiaries file income tax returns in the U.S., Canada, and most state jurisdictions, and is subject to U.S. federal tax examinations for the years ending December 31, 2003 and thereafter. The majority of CBIZ’s state and local or non-U.S. income tax returns for years ending before December 31, 2002 are no longer subject to tax authority examinations.

2.	Accounts Receivable, Net

Accounts receivable balances at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	2007	2006
Trade accounts receivable	$96,935	$90,158
Unbilled revenue	29,732	19,440
Other accounts receivable	576	657

Total accounts receivable	127,243	110,255
Allowance for doubtful accounts	(6,179)	(5,961)

Accounts receivable, net	$121,064	$104,294

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	2007	2006
Goodwill	$174,418	$172,087
Intangibles:
Client lists	47,780	37,330
Intangible assets – other	7,634	7,578

Total intangibles	55,414	44,908

Total goodwill and other intangibles assets	229,832	216,995
Accumulated amortization	(14,847)	(11,078)

Goodwill and other intangible assets, net	$214,985	$205,917

Client lists are amortized over their expected useful lives, not to exceed ten years. Other intangible assets, which consist primarily of non-compete agreements and trade-names, are amortized over their expected useful lives ranging from two to ten years. Amortization expense for client lists and other intangible assets was approximately $1.4 million and $1.2 million for the three months ended and $4.1 million and $3.4 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Bank Debt

CBIZ maintains a $100.0 million unsecured credit facility with Bank of America as agent bank for a group of five participating banks. The credit facility has a five year term expiring February 2011, and an option to increase the commitment to $150.0 million. CBIZ had approximately $80.3 million of available funds under the credit facility at September 30, 2007. Total availability is reduced by letters of credit and obligations determined to be “other indebtedness” in accordance with the terms of the credit facility.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
CBIZ had $12.0 million of outstanding borrowings under its credit facility at September 30, 2007, and had no borrowings under the credit facility at December 31, 2006. Rates for the nine months ended September 30, 2007 and for the twelve months ended December 31, 2006 were as follows:

	2007	2006
Weighted average rates	7.35%	6.26%

Range of effective rates	6.68% – 8.25%	5.41% – 8.25%

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

Indemnifications

CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2007, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the three and nine months ended September 30, 2007 and 2006, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.0 million as of September 30, 2007 and December 31, 2006. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $1.4 million and $1.6 million at September 30, 2007 and December 31, 2006, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.3 million as of September 30, 2007 and $1.7 million as of December 31, 2006. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

CBIZ has granted various stock-based awards under its 1996 Employee Stock Option Plan and 2002 Stock Incentive Plan, which are described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2006. The terms and vesting schedules for stock-based awards vary by type and date of grant. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, compensation cost for stock-based awards recognized during the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Stock options	$404	$389	$1,194	$1,159
Restricted stock awards	221	92	517	202
Restricted performance awards (1)	—	559	—	1,305

Total stock-based compensation	$625	$1,040	$1,711	$2,666

(1)	CBIZ terminated the restricted performance award plan effective December 31, 2006.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Stock award activity during the nine months ended September 30, 2007 was as follows (in thousands, except per share data):

	Stock		Restricted Stock
	Options		Awards
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Grant-Date
	of	Price Per	of	Fair
	Options	Share	Shares	Value (1)
Outstanding at beginning of year	4,743	$3.70	363	$5.36
Granted	941	$7.56	244	$7.45
Exercised	(1,678)	$2.12	—	$—
Released from restrictions	—	$—	(90)	$5.79
Expired or canceled	(31)	$4.92	(1)	$4.30

Outstanding at September 30, 2007	3,975	$5.27	516	$6.28

Exercisable at September 30, 2007	2,050	$3.94

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.
CBIZ had approximately 3.5 million shares available for future grant under the stock option plans at September 30, 2007.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data).

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations after income tax expense	$3,925	$3,575	$25,302	$22,773

Denominator:
Basic
Weighted average common shares	64,842	68,314	65,437	72,092
Diluted
Options (1)	924	1,792	1,102	2,016
Restricted stock awards	132	122	118	105
Contingent shares (2)	185	193	188	193

Total diluted weighted average common shares	66,083	70,421	66,845	74,406

Basic earnings per share from continuing operations	$0.06	$0.05	$0.39	$0.32

Diluted earnings per share from continuing operations	$0.06	$0.05	$0.38	$0.31

(1)	A total of 1.6 million options were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2007, and a total of 0.7 million options were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2006, as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
8.	Acquisitions

During the nine months ended September 30, 2007, CBIZ acquired an accounting firm, a medical billing service company and four client lists. The accounting firm is located in Phoenix, Arizona and is reported in the Financial Services practice group. The medical billing services company is based in Montgomery, Alabama and is reported in the Medical Management Professionals practice group. Aggregate consideration for the acquisitions consisted of approximately $10.4 million in cash and 62,400 shares of common stock (valued at approximately $0.4 million) paid at closing, and up to an additional $8.8 million (payable in cash and common stock) which is contingent on certain future revenue and earnings targets. In addition, CBIZ paid approximately $8.5 million in cash and issued approximately 21,800 shares of common stock during the nine months ended September 30, 2007 as contingent proceeds for previous acquisitions.

During the nine months ended September 30, 2006, CBIZ acquired a medical billing services company, two property and casualty insurance businesses and two client lists. The medical billing services company is based in Flint, Michigan and was merged into the Medical Management Professionals practice group. The property and casualty insurance businesses, one located in San Jose, California, and the other with offices in St. Joseph and Kansas City, Missouri, offer property and casualty, commercial bonds and employee benefits. Both businesses were merged into the Employee Services practice group. Aggregate consideration for these acquisitions consisted of approximately $13.5 million in cash (net of cash acquired) and 232,400 shares of restricted common stock (valued at approximately $1.5 million) paid at closing, and up to an additional $9.6 million (payable in cash and stock) which is contingent upon the future financial performance of the acquired businesses and client lists. In addition, CBIZ paid approximately $7.1 million in cash and issued approximately 159,000 shares of common stock during the nine months ended September 30, 2006, as contingent proceeds and towards notes payable for previous acquisitions.

The operating results of these businesses have been included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) was allocated to goodwill. Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Goodwill	$2,535	$4,495

Client lists	$10,612	$15,084

Other intangible assets	$274	$412

9.	Discontinued Operations and Divestitures

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

During the second quarter of 2007, CBIZ committed to the divestiture of two operations in the Financial Services practice group. One of these operations was sold on September 30, 2007 and the other remained available for sale. Proceeds for the sold operation consisted of $11.1 million cash and resulted in a pre-tax gain of $3.9 million. This gain is reported in “Gain on disposal of discontinued operations, net of tax” in the accompanying consolidated statements of operations. In addition, CBIZ

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
may receive contingent future proceeds for up to three years based on a percentage of certain sales revenues of the divested operation, subject to specific limitations.

During the fourth quarter of 2006, CBIZ committed to the divestiture of two operations, one each from the Employee Services and Financial Services practice groups. The Financial Services operation was sold during the first quarter of 2007 for proceeds that consisted of $0.6 million cash and $0.6 million in notes receivable, and resulted in a pre-tax loss of $0.1 million. The Employee Services operation was sold during the second quarter of 2007 for proceeds of $14.1 million cash and resulted in a pre-tax gain of $8.6 million. These gains and losses are reported in “Gain on disposal of discontinued operations, net of tax” in the accompanying consolidated statements of operations. In addition, CBIZ may receive contingent future proceeds not to exceed $2.0 million, provided the divested Employee Services operation achieves certain revenue targets. These proceeds will be recorded as gain on sale of discontinued operations in the period they are earned.

In addition to the proceeds described above, CBIZ received payments of $1.7 million during the nine months ended September 30, 2007 on outstanding notes receivable related to divestitures made in prior years. The gains and losses related to these divestitures were recognized in previous years.

During the second quarter of 2006, CBIZ sold an operation from the Financial Services practice group which was classified as available for sale at March 31, 2006. During the first quarter of 2006, the unit was written down to its estimated fair value, resulting in a pre-tax loss of approximately $0.2 million. CBIZ also sold certain property tax operations from a business unit in the National Practices group during the second quarter of 2006. The business was classified as a discontinued operation in 2005, and the sale resulted in a pre-tax loss of approximately $0.5 million. In addition, CBIZ recognized pre-tax gains of $0.9 million and $2.0 million during the three and nine months ended September 30, 2006, respectively, for contingent proceeds related to a business that was sold in 2005. These gains and losses are reported in “Gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. As a result of these transactions, CBIZ received cash proceeds totaling $7.3 million during the nine months ended September 30, 2006.

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

For those businesses that qualified for treatment as discontinued operations, the assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and loss from operations of discontinued operations for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Revenue	$3,146	$7,238	$15,959	$22,753

Income (loss) from operations of discontinued operations, before income tax (expense) benefit	$(799)	$1	$(2,322)	$(3,029)
Income tax (expense) benefit	497	(6)	1,047	1,117

Loss from operations of discontinued operations, net of tax	$(302)	$(5)	$(1,275)	$(1,912)

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Gain on the disposal of discontinued operations for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Gain on disposal of discontinued operations, before income tax expense	$3,915	$877	$12,494	$1,309
Income tax expense	(2,892)	(324)	(7,781)	(803)

Gain on disposal of discontinued operations, net of tax	$1,023	$553	$4,713	$506

At September 30, 2007 and December 31, 2006, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
Assets:
Accounts receivable, net	$1,540	$4,049
Deferred income taxes, net	171	2,369
Property and equipment, net	358	2,876
Goodwill and other intangible assets, net	1,346	9,127
Other assets	39	1,149

Assets of discontinued operations	$3,454	$19,570

Liabilities:
Accounts payable	$913	$1,185
Accrued personnel costs	745	518
Other liabilities	3,016	3,268

Liabilities of discontinued operations	$4,674	$4,971

10.	Segment Disclosures

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
Segment information for the three and nine-month periods ended September 30, 2007 and 2006 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2007
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$65,537	$41,684	$32,420	$12,077	$—	$151,718
Operating expenses	58,589	33,600	27,021	11,155	4,422	134,787

Gross margin	6,948	8,084	5,399	922	(4,422)	16,931

Corporate general & admin	—	—	—	—	6,370	6,370
Depreciation & amortization	823	900	969	56	1,075	3,823

Operating income (loss)	6,125	7,184	4,430	866	(11,867)	6,738
Other income (expense):
Interest expense	(8)	(11)	—	—	(962)	(981)
Gain on sale of operations, net	—	—	—	—	20	20
Other income, net	58	461	50	8	169	746

Total other income (expense)	50	450	50	8	(773)	(215)

Income (loss) from continuing operations before income tax expense	$6,175	$7,634	$4,480	$874	$(12,640)	$6,523

	THREE MONTHS ENDED SEPTEMBER 30, 2006
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$57,692	$37,106	$29,746	$12,572	$—	$137,116
Operating expenses	52,011	30,469	24,255	11,220	3,784	121,739

Gross margin	5,681	6,637	5,491	1,352	(3,784)	15,377

Corporate general & admin	—	—	—	—	5,568	5,568
Depreciation & amortization	880	847	776	64	1,510	4,077

Operating income (loss)	4,801	5,790	4,715	1,288	(10,862)	5,732
Other income (expense):
Interest expense	(19)	(1)	—	—	(822)	(842)
Gain on sale of operations, net	—	—	—	—	7	7
Other income, net	52	420	32	4	428	936

Total other income (expense)	33	419	32	4	(387)	101

Income (loss) from continuing operations before income tax expense	$4,834	$6,209	$4,747	$1,292	$(11,249)	$5,833

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	NINE MONTHS ENDED SEPTEMBER 30, 2007
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$227,942	$128,131	$94,144	$37,399	$—	$487,616
Operating expenses	183,435	100,416	79,535	34,131	14,933	412,450

Gross margin	44,507	27,715	14,609	3,268	(14,933)	75,166

Corporate general & admin	—	—	—	—	20,466	20,466
Depreciation & amortization	2,474	2,769	2,717	174	3,645	11,779

Operating income (loss)	42,033	24,946	11,892	3,094	(39,044)	42,921
Other income (expense):
Interest expense	(38)	(18)	—	—	(3,316)	(3,372)
Gain on sale of operations, net	—	—	—	—	125	125
Other income, net	237	1,392	143	24	1,546	3,342

Total other income (expense)	199	1,374	143	24	(1,645)	95

Income (loss) from continuing operations before income tax expense	$42,232	$26,320	$12,035	$3,118	$(40,689)	$43,016

	NINE MONTHS ENDED SEPTEMBER 30, 2006
	Financial	Employee	CBIZ	National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$205,158	$115,088	$88,014	$38,009	$—	$446,269
Operating expenses	165,846	90,984	73,076	33,195	13,857	376,958

Gross margin	39,312	24,104	14,938	4,814	(13,857)	69,311

Corporate general & admin	—	—	—	—	19,633	19,633
Depreciation & amortization	2,654	2,386	2,421	190	4,217	11,868

Operating income (loss)	36,658	21,718	12,517	4,624	(37,707)	37,810
Other income (expense):
Interest expense	(67)	(3)	—	—	(2,429)	(2,499)
Gain on sale of operations, net	—	—	—	—	14	14
Other income, net	195	1,287	44	21	1,120	2,667

Total other income (expense)	128	1,284	44	21	(1,295)	182

Income (loss) from continuing operations before income tax expense	$36,786	$23,002	$12,561	$4,645	$(39,002)	$37,992

11.	Subsequent Events

Effective October 31, 2007, CBIZ completed the divestiture of a Financial Services operation which was classified as a discontinued operation available for sale as of September 30, 2007.

Effective November 1, 2007, CBIZ acquired Healthcare Business Resources, Inc. (“HBR”) headquartered in Ponte Verde Beach, Florida. HBR provides coding, billing and collections services for emergency medicine physician practices in the eastern United States. HBR will be merged into CBIZ’s Medical Management Professionals practice group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at September 30, 2007 and December 31, 2006, results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
CBIZ provides professional business services that help clients manage their finances, employees and technology. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and Canada. CBIZ delivers its integrated services through four practice groups. A general description of services provided by practice group, is provided in the table below.

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
Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and amounted to approximately $15.6 million and $15.9 million for the three months and $61.0 million and $56.3 million for the nine months ended September 30, 2007 and 2006, respectively. The majority of these fees are related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. The ASAs have terms of up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

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
Employee Services
CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of our performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received during the three and nine months ended September 30, 2007 and 2006 were less than 2% of consolidated CBIZ revenue.
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
Executive Summary
During 2007, CBIZ has continued to make acquisitions in accordance with our strategy to strengthen operations and customer service capabilities by selectively acquiring businesses that expand our market position and strengthen our existing service offerings. During the first quarter of 2007, CBIZ acquired an accounting and tax firm located in Phoenix, Arizona, which is reported in the Financial Services practice group. During the second quarter, CBIZ acquired a medical billing service company located in Montgomery, Alabama, which is reported in CBIZ MMP. Effective November 1, 2007, CBIZ acquired an emergency medicine billing company which is headquartered in Ponte Vedra Beach, Florida and will be reported in the CBIZ MMP practice group.
In an on-going effort to rationalize our business, CBIZ has divested (and may continue to divest) business units that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets. During the nine months ended September 30, 2007, CBIZ sold three business units which were classified as discontinued operations. Two of these business units offered accounting and tax services and were previously reported in the Financial Services practice group, and the third business unit offered specialty insurance services and was previously reported in the Employee Services practice group. One operation remained available for sale at September 30, 2007, which was subsequently divested effective October 31, 2007.
CBIZ continually strives to create value for our shareholders, and believes that repurchasing shares of its common stock is a use of cash that provides such value. Accordingly, CBIZ purchased approximately 0.8 million shares of its common stock in the open market at a total cost of $6.1 million during the third quarter of 2007. For the nine months ended September 30, 2007, CBIZ purchased approximately 4.4 million shares of its common stock as a total cost of $30.7 million.
At the Annual Meeting of Stockholders of CBIZ, Inc. held on May 17, 2007, the stockholders approved the discounted Employee Stock Purchase Plan which became effective August 16, 2007. Under this plan, employees of CBIZ are able to purchase shares of common stock at the market rate less a discount.
Results of Operations – Continuing Operations
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on September 1, 2006, revenue for the month of September would be included in same-unit revenue for the third quarter of both years; revenue for the period January 1, 2007 through August 31, 2007 would be reported as revenue from acquired businesses.
Revenue from divested operations represents operations that were sold or closed and did not meet the criteria for treatment as discontinued operations.
Three months ended September 30, 2007 and 2006
Revenue
The following table summarizes total revenue for the three months ended September 30, 2007 and 2006 (in thousands, except percentages).

	THREE MONTHS ENDED SEPTEMBER 30,
		% of		% of	$	%
	2007	Total	2006	Total	Change	Change
Same-unit revenue
Financial Services	$64,990	42.8%	$57,604	42.0%	$7,386	12.8%
Employee Services	41,684	27.4%	37,106	27.0%	4,578	12.3%
CBIZ MMP	31,068	20.5%	29,746	21.7%	1,322	4.4%
National Practices	12,077	8.0%	12,572	9.2%	(495)	(3.9)%

Total same-unit revenue	149,819	98.7%	137,028	99.9%	12,791	9.3%

Acquired businesses	1,899	1.3%	—		1,899
Divested operations	—		88	0.1%	(88)

Total revenue	$151,718		$137,116		$14,602	10.6%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Operating expenses — Operating expenses increased to $134.8 million for the three months ended September 30, 2007, from $121.7 million for the comparable period in 2006, an increase of $13.1 million or 10.7%. As a percentage of revenue, operating expenses were 88.8% for each of the three months ended September 30, 2007 and 2006. The primary components of operating expenses are personnel costs and occupancy costs, representing 81.6% and 81.5% of total operating expenses and 72.5% and 72.3% of revenue for the three months ended September 30, 2007 and 2006, respectively.
Gross margin — Since the majority of our operating costs are relatively fixed in the short term, gross margin as a percentage of revenue normally improves with revenue growth. However, for the three months ended September 30, 2007 versus the comparable period in 2006, gross margin did not improve. This was the result of the continued revenue impact of certain reductions in the 2007 Medicare reimbursement rates (including those that occurred as the result of the Deficit Reduction Act) in the MMP practice group, and the result of a transaction completed by the mergers and acquisitions business in the third quarter of 2006 versus no transactions in the third quarter of 2007. Operating expenses and gross margin by practice group are discussed in further detail under “Operating Practice Groups” below.
Corporate general and administrative expenses — Corporate general and administrative expenses increased to $6.4 million and 4.2% of revenue for the three months ended September 30, 2007, from $5.6 million and 4.1% of revenue for the comparable period in 2006. The increase in corporate general and administrative expenses was primarily attributable to higher compensation costs during the third quarter of 2007 compared to the third quarter of 2006, including costs associated with the incentive compensation plan which are estimated and accrued on a monthly basis (see further discussion in the “Critical Accounting Policies — Incentive Compensation”).
Depreciation and amortization expense — Depreciation and amortization expense was $3.8 million and 2.5% of revenue for the three months ended September 30, 2007, compared to $4.1 million and 3.0% of revenue for the comparable period in 2006. The decrease in depreciation and amortization expense was primarily due to lower depreciation as a result of some large assets becoming fully depreciated during the year, partially offset by an increase in the amortization of intangible assets as the result of acquired businesses and client lists.
Interest expense — Interest expense was $1.0 million and $0.8 million for the three-month periods ended September 30, 2007 and 2006, respectively. Average debt was $107.7 million for the three months ended September 30, 2007, compared to $100.0 million for the comparable period in 2006, and average interest rates were 3.4% and 3.1% during the three months ended September 30, 2007 and 2006, respectively. Higher average debt and interest rates in the third quarter of 2007 compared to the third quarter of 2006 was primarily the result of borrowings on CBIZ’s line of credit to meet short term cash requirements in the third quarter of 2007. During both three month periods ended September 30, 2007 and 2006, average outstanding debt included $100.0 million of convertible senior subordinated notes (“Notes”) which carry a fixed interest rate of 3.125%. See Note 4 to the accompanying consolidated financial statements for further discussion of these Notes.
Other income, net — Other income, net was $0.7 million for the three months ended September 30, 2007, and $0.9 million for the comparable period in 2006. Other income, net is primarily comprised of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation plan are offset by adjustments to compensation costs which are recorded as operating or corporate general and administrative expenses in the consolidated statements of operations, and thus do not have an impact on CBIZ’s net income. The decrease in other income during the third quarter of 2007 from the comparable period in 2006 was primarily the result of a decrease in the fair value of investments related to the deferred compensation plan.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $2.6 million and $2.3 million for the three months ended September 30, 2007 and 2006, respectively. The effective tax rate for the three months ended September 30, 2007 was 39.8%, compared to an effective rate of 38.7% for the comparable period in 2006. The increase in the effective tax rate for the third quarter of 2007 versus the comparable period in 2006 was primarily the result of an increase in estimated tax reserves related to the IRS audits discussed in Note 1 to the accompanying consolidated financial statements.
Operating Practice Groups
Financial Services

	THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$64,990	$57,604	$7,386
Acquired businesses	547	—	547
Divested operations	—	88	(88)

Total revenue	$65,537	$57,692	$7,845
Operating expenses	58,589	52,011	6,578

Gross margin	$6,948	$5,681	$1,267

Gross margin percent	10.6%	9.8%	0.8%
The growth in same-unit revenue was due to an increase in the aggregate number of hours charged to clients for consulting, valuation and litigation support services, and price increases for traditional accounting and tax services. The growth in revenue from acquired businesses was provided by a firm in Phoenix, Arizona which was acquired during the first quarter of 2007.
The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs and travel and meal costs representing 91.3% and 90.2% of total operating expenses for the three months ended September 30, 2007 and 2006, respectively. Personnel costs increased $6.2 million to 72.0% of revenue for the three months ended September 30, 2007 from 71.1% of revenue for the comparable period in 2006. The increase in personnel costs was primarily due to additional salary costs incurred for new employees, annual merit increases, and an increase in benefit costs. CBIZ continues to add personnel in the Financial Services practice group in order to accommodate the growth in revenue. Personnel costs increased as a percentage of revenue as a result of variable compensation which is based on unit results. Occupancy costs are relatively fixed in nature but were $0.3 million higher for the three months ended September 30, 2007 versus the comparable period in 2006 due to additional space required to accommodate growth. Both occupancy and travel and meal costs decreased as a percentage of revenue for the three months ended September 30, 2007 versus the comparable period in 2006.
Gross margin improvement was primarily due to leveraging the increase in revenues against operating expenses which are generally fixed in the short term.
Employee Services

	THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$41,684	$37,106	$4,578
Acquired businesses	—	—	—

Total revenue	$41,684	$37,106	$4,578
Operating expenses	33,600	30,469	3,131

Gross margin	$8,084	$6,637	$1,447

Gross margin percent	19.4%	17.9%	1.5%
The increase in same-unit revenue was primarily attributable to growth in the retail, payroll service and specialty life insurance businesses.
The largest components of operating expenses for the Employee Services practice group are personnel costs, including commissions paid to third party brokers, and occupancy costs representing 86.8% and 86.6% of total operating expenses for the three months ended September 30, 2007 and 2006, respectively. Personnel costs increased $2.6 million, and decreased as a percentage of revenue to 64.2% for the third quarter of 2007 from 65.1% for the comparable period in 2006. Personnel cost dollars increased with the growth in revenue as the sales force is compensated on a variable basis. Personnel costs decreased as a percentage of revenue due to a portion of the revenue increase being from non-commissionable sources. Occupancy costs are relatively fixed in nature and were approximately $2.3 million for the third quarters of 2007 and 2006.
The increase in gross margin was primarily due to leveraging the increase in revenues against the operating expenses which are generally fixed in the short term.
CBIZ Medical Management Professionals (MMP)

	THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$31,068	$29,746	$1,322
Acquired businesses	1,352	—	1,352

Total revenue	$32,420	$29,746	$2,674
Operating expenses	27,021	24,255	2,766

Gross margin	$5,399	$5,491	$(92)

Gross margin percent	16.7%	18.5%	(1.8)%
The increase in same-unit revenue was primarily attributable to an increase in the volume of procedures processed for existing clients, and an increase in net new business sold. This growth was partially offset by certain reductions in the 2007 Medicare reimbursement rates, including those that occurred as the result of the Deficit Reduction Act which is further described under “Overview — Medical Management Professionals.” The growth in revenue from acquired businesses was provided by a medical billing business based in Montgomery, Alabama which was acquired during the second quarter of 2007.
The largest components of operating expenses for MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 87.3% and 88.3% of total operating expenses for the three months ended September 30, 2007 and 2006, respectively. Personnel costs increased by $2.1 million to 58.0% of revenue for the three months ended September 30, 2007, from 56.2% of revenue for the comparable period in 2006. Acquired businesses contributed $0.6 million of the increase in personnel costs; the remaining increase was primarily the result of annual merit increases and an increase in headcount to support the growth in revenue. Occupancy costs are relatively fixed in nature and were approximately $2.0 million for the three months ended September 30, 2007 and 2006. Office expense dollars did not change for the three months ended September 30, 2007 from the comparable period in 2006, but decreased as a percentage of revenue to 8.2% from 9.1%.
The decrease in gross margin was primarily due to impacts of certain reductions in the 2007 Medicare reimbursement rates, including those that occurred as the result of the Deficit Reduction Act. Since MMP is typically paid a portion of the revenue collected on behalf of its clients, reductions in client revenue that resulted from the reduction in reimbursement rates had an adverse affect on MMP’s revenue and margins.
National Practices

	THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$12,077	$12,572	$(495)
Acquired businesses	—	—	—

Total revenue	$12,077	$12,572	$(495)

Operating expenses	11,155	11,220	(65)

Gross margin	$922	$1,352	$(430)

Gross margin percent	7.6%	10.8%	(3.2)%
Approximately half of the decrease in revenue was attributable to the mergers and acquisitions business completing a transaction during the third quarter of 2006 and no transactions during the third quarter of 2007. The remainder of the decrease in revenue was the result of lower product sales by one of the technology units.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 93.3% and 91.8% of total operating expenses for the three months ended September 30, 2007 and 2006, respectively. Collectively these expenses increased by $0.1 million to 86.2% of revenue for the three months ended September 30, 2007 from 81.9% of revenue for the comparable period in 2006, and consisted of an increase in personnel costs offset by a decrease in direct costs. The increase in personnel costs was primarily related to annual merit increases. The decrease in direct costs relates to product costs which declined as a result of the decline in product sales. As the increase in expenses was not significant, the increase in expenses as a percentage of revenue was the result of the decline in revenue.
The decline in gross margin was primarily the result of a transaction completed by the mergers and acquisitions business during the third quarter of 2006 versus no transactions during the third quarter of 2007. Transactions completed by the mergers and acquisitions business typically result in a large amount of revenue for CBIZ, with minimal incremental cost; thus the number and size of transactions completed by the mergers and acquisition business may have a significant impact on gross margin. This decline in gross margin by the mergers and acquisitions business was partially offset by an overall improvement in gross margin by the technology businesses.

Nine months ended September 30, 2007 and 2006
Revenue
The following table summarizes total revenue for the nine months ended September 30, 2007 and 2006 (in thousands, except percentages).

	NINE MONTHS ENDED SEPTEMBER 30,
		% of		% of	$	%
	2007	Total	2006	Total	Change	Change
Same-unit revenue
Financial Services	$226,179	46.4%	$204,695	45.9%	$21,484	10.5%
Employee Services	126,421	25.9%	115,088	25.8%	11,333	9.8%
CBIZ MMP	91,887	18.8%	88,014	19.7%	3,873	4.4%
National Practices	37,399	7.7%	38,009	8.5%	(610)	(1.6)%

Total same-unit revenue	481,886	98.8%	445,806	99.9%	36,080	8.1%

Acquired businesses	5,730	1.2%	—		5,730
Divested operations	—		463	0.1%	(463)

Total revenue	$487,616		$446,269		$41,347	9.3%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Operating expenses — Operating expenses increased to $412.5 million for the nine months ended September 30, 2007, from $377.0 million for the comparable period in 2006, an increase of $35.5 million or 9.4%. As a percentage of revenue, operating expenses were 84.6% and 84.5% for the nine months ended September 30, 2007 and 2006, respectively. The primary components of operating expenses are personnel costs and occupancy costs, representing 81.7% and 81.8% of total operating expenses and 69.1% of revenue for the nine months ended September 30, 2007 and 2006, respectively. Personnel costs included a $1.0 million increase over the prior year due to appreciation in the fair value of investments held in relation to the deferred compensation plan. This increase in compensation was offset by the same increase to other income and thus, did not impact CBIZ’s net income.
Gross margin — Since the majority of our operating costs are relatively fixed in the short term, gross margin as a percentage of revenue normally improves with revenue growth. However, for the nine months ended September 30, 2007 versus the comparable period in 2006, gross margin as a percent of revenue declined to 15.4% from 15.5%. This decline was caused by several factors including the continued revenue impact of certain reductions in the 2007 Medicare reimbursement rates (including those that occurred as the result of the Deficit Reduction Act) in the MMP practice group, and the result of three transactions completed by the merger and acquisition business during the nine months ended September 30, 2006 versus no transactions in 2007. A more comprehensive analysis of operating expenses and their impact on gross margin is discussed by operating practice group below.
Corporate general and administrative expenses — Corporate general and administrative expenses were $20.5 million and $19.6 million for the nine months ended September 30, 2007 and 2006, respectively. As a percentage of revenue, corporate general and administrative expenses decreased to 4.2% from 4.4% for the nine months ended September 30, 2007 and 2006, respectively.
Depreciation and amortization expense — Depreciation and amortization expense was $11.8 million and 2.4% of revenue for the nine months ended September 30, 2007, compared to $11.9 million and 2.7% of revenue for the comparable period in 2006. The decrease in depreciation and amortization expense was primarily due to lower depreciation as a result of some large assets becoming fully depreciated during the year, partially offset by an increase in the amortization of intangible assets as the result of acquired businesses and client lists.
Interest expense — Interest expense was $3.4 million and $2.5 million for the nine months ended September 30, 2007 and 2006, respectively. Average debt was $116.2 million for the nine months ended September 30, 2007, compared to $74.2 million for the comparable period in 2006, and average interest rates were 3.7% and 4.3% during the nine months ended September 30, 2007 and 2006, respectively. Higher average debt and lower average interest rates for the nine months ended September 30, 2007 compared to the same period in 2006, was primarily the result of CBIZ completing a $100.0 million offering of convertible senior subordinated notes (“Notes”) on May 30, 2006 which carry a fixed interest rate of 3.125%. See Note 4 to the accompanying consolidated financial statements for further discussion of these notes.
Other income, net — Other income, net was $3.3 million for the nine months ended September 30, 2007, and $2.7 million for the comparable period in 2006, an increase of $0.6 million. Other income (expense), net is primarily comprised of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation plan are offset by adjustments to compensation costs which are recorded as operating or corporate general and administrative expenses in the consolidated statements of operations, and thus do not have on impact an CBIZ’s net income. The increase in other income during the nine months ended September 30, 2007 from the comparable period in 2006 was primarily the result of an increase in the fair value of investments related to the deferred compensation plan, offset by lower contingent royalties received from previous divestitures. In addition, CBIZ recognized a one-time life insurance benefit of $0.4 million during the nine months ended September 30, 2006 that did not occur in 2007.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $17.7 million and $15.2 million for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rate for the nine months ended September 30, 2007 was 41.2%, compared to an effective rate of 40.1% for the comparable period in 2006. The increase in the effective tax rate for the nine months ended September 30, 2007 from the comparable period in 2006 was primarily the result of an increase in estimated tax reserves related to the IRS audits discussed in Note 1 to the accompanying consolidated financial statements.
Operating Practice Groups
Financial Services

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$226,179	$204,695	$21,484
Acquired businesses	1,763	—	1,763
Divested operations	—	463	(463)

Total revenue	$227,942	$205,158	$22,784

Operating expenses	183,435	165,846	17,589

Gross margin	$44,507	$39,312	$5,195

Gross margin percent	19.5%	19.2%	0.3%
The growth in same-unit revenue was due to an increase in the aggregate number of hours charged to clients for consulting, valuation and litigation support services, and price increases for traditional accounting and tax services. The growth in revenue from acquired businesses was provided by a firm in Phoenix which was acquired during the first quarter of 2007.
The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs and travel and meal costs, representing 90.6% of total operating expenses for the nine months ended September 30, 2007 and 2006. Personnel costs increased $14.6 million for the nine months ended September 30, 2007 versus the comparable period in 2006, and were 64.6% of revenue for each of the nine month periods. The dollar increase in personnel costs was primarily due to additional salary costs incurred for new employees, annual merit increases, increases in variable compensation which is based on unit results, and an increase in benefit costs. CBIZ continues to add personnel in the Financial Services practice group in order to accommodate revenue growth. Occupancy costs are relatively fixed in nature but increased $0.8 million for the nine months ended September 30, 2007 versus the comparable period in 2006 due to additional space required to accommodate growth. Travel and meal costs for the nine months ended September 30, 2007 were $0.4 million higher than the comparable period in 2006. Both occupancy and travel and meal costs decreased as a percentage of revenue for the nine months ended September 30, 2007 versus the comparable period in 2006.
Gross margin improvement was primarily due to leveraging the increase in revenues against increases in occupancy and travel and meal costs.
Employee Services

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$126,421	$115,088	$11,333
Acquired businesses	1,710	—	1,710

Total revenue	$128,131	$115,088	$13,043

Operating expenses	100,416	90,984	9,432

Gross margin	$27,715	$24,104	$3,611

Gross margin percent	21.6%	20.9%	0.7%
The increase in same-unit revenue was primarily attributable to growth in the retail, payroll service and specialty life insurance businesses. The growth in revenue from acquired businesses was provided by a property and casualty business in San Jose, California which was acquired during the first quarter of 2006, and a property and casualty business with offices in St. Joseph and Kansas City, Missouri, which was acquired during the second quarter of 2006.
The largest components of operating expenses for the Employee Services practice group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 86.2% and 86.5% of total operating expenses for the nine months ended September 30, 2007 and 2006, respectively. Personnel costs increased $7.8 million to 62.2% of revenue for the nine months ended September 30, 2007 from 62.5% of revenue for the comparable period in 2006. Acquired businesses contributed $0.8 million of the increase in personnel costs; the remainder of the increase was primarily the result of the growth in revenue as the sales force is typically compensated on a variable basis, and due to investments in leadership, sales and service personnel to better position the practice group for future growth. Occupancy costs are relatively fixed in nature and were approximately $6.8 million for the nine months ended September 30, 2007 and 2006.
The increase in gross margin was primarily due to leveraging the increase in revenues against the operating expenses which are generally fixed in the short term.
CBIZ Medical Management Professionals (MMP)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$91,887	$88,014	$3,873
Acquired businesses	2,257	—	2,257

Total revenue	$94,144	$88,014	$6,130

Operating expenses	79,535	73,076	6,459

Gross margin	$14,609	$14,938	$(329)

Gross margin percent	15.5%	17.0%	(1.5)%
The increase in same-unit revenue was primarily attributable to an increase in the volume of procedures processed for existing clients, and an increase in net new business sold (new contracts signed subsequent to January 1, 2006, less terminated business in the same period). This growth was partially offset by certain reductions in the 2007 Medicare reimbursement rates, including those that occurred as the result of the Deficit Reduction Act which is further described under “Overview — Medical Management Professionals.” The growth in revenue from acquired businesses was provided by a medical billing business based in Montgomery, Alabama which was acquired during the second quarter of 2007.
The largest components of operating expenses for MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 87.9% and 88.5% of total operating expenses for the nine months ended September 30, 2007 and 2006, respectively. Personnel costs increased by $5.2 million to 59.4% of revenue for the nine months ended September 30, 2007, from 57.5% of revenue for the comparable period in 2006. Acquired businesses contributed $1.0 million of the increase in personnel costs; the remaining increase was primarily the result of annual merit increases and an increase in headcount to support the growth in revenue. Occupancy costs are relatively fixed in nature and were approximately $6.0 million for the nine months ended September 30, 2007 and 2006. Office expenses did not change for the nine months ended September 30, 2007 from the comparable period in 2006, but decreased as a percentage of revenue to 8.4% from 9.2%.
The decrease in gross margin was primarily due to impacts of certain reductions in the 2007 Medicare reimbursement rates, including those that occurred as the result of the Deficit Reduction Act. Since MMP is typically paid a portion of the revenue collected on behalf of its clients, reductions in client revenue that resulted from the reduction in reimbursement rates had an adverse affect on MMP’s revenue and margins.
National Practices

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	Change
	(Dollars in thousands)
Revenue
Same-unit	$37,399	$38,009	$(610)
Acquired businesses	—	—	—

Total revenue	$37,399	$38,009	$(610)

Operating expenses	34,131	33,195	936

Gross margin	$3,268	$4,814	$(1,546)

Gross margin percent	8.7%	12.7%	(4.0)%
The decrease in revenue was primarily attributable to the mergers and acquisitions business completing three transactions during the first nine months of 2006, and no transactions during the comparable period of 2007. This decrease was partially offset by an increase in consulting revenue at the technology businesses during the nine months ended September 30, 2007 versus the comparable period of 2006, a portion of which was attributable to a special project with our largest customer.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 92.7% and 91.8% of total operating expenses for the nine months ended September 30, 2007 and 2006, respectively. Personnel costs increased $1.1 million to 62.5% of revenue for the nine months ended September 30, 2007 from 58.7% of revenue for the comparable period in 2006. The increase in personnel costs relates to annual merit increases and additional employees primarily in relation to the special project noted above. This increase was partially offset by lower personnel costs in our mergers and acquisitions business as a portion these personnel costs are variable with completing transactions. Direct costs increased $0.1 million to 19.0% of revenue for the nine months ended September 30, 2007 from 18.4% for the comparable period in 2006, and consisted of an increase in third party service fees offset by a decrease in product costs. The increase in third party service fees was related to the special project noted above, and the decrease in product costs was a result of an overall decline in product sales. Occupancy costs are relatively fixed in nature and were $1.2 million for the nine months ended September 30, 2007 and 2006.

The decline in gross margin was primarily the result of three transactions completed by the mergers and acquisitions business during the nine months ended September 30, 2006 versus no transactions in 2007. Transactions completed by the mergers and acquisitions business typically result in a large amount of revenue for CBIZ, with minimal incremental cost; thus the number and size of transactions completed by the mergers and acquisition business may have a significant impact to gross margin. This decline in gross margin by the mergers and acquisitions business was partially offset by an overall improvement in gross margin by the technology businesses.
Financial Condition
Total assets were $525.0 million, total liabilities were $301.5 million and shareholders’ equity was $223.5 million as of September 30, 2007. Current assets of $247.1 million exceeded current liabilities of $156.8 million by $90.3 million.
Cash and cash equivalents increased by $8.6 million to $21.5 million at September 30, 2007 from December 31, 2006. Restricted cash was $16.9 million at September 30, 2007, a decrease of $0.6 million from December 31, 2006. Restricted cash represents those funds held in connection with CBIZ’s NASD regulated operations and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $121.1 million at September 30, 2007, an increase of $16.8 million from December 31, 2006. Days sales outstanding (DSO) represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. DSO was 72 days, 66 days and 71 days at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.
Other current assets were $8.0 million and $9.0 million at September 30, 2007 and December 31, 2006, respectively. Other current assets are primarily comprised of prepaid expenses. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients are directly offset by client fund obligations. Funds held for clients fluctuate during the year based on the timing of cash receipts and related payments, and are further described in Note 1 to the accompanying consolidated financial statements.
Notes receivable (current and non-current) decreased by $1.8 million at September 30, 2007 from December 31, 2006. The decrease in notes receivable relates primarily to a payment received in the first quarter of 2007 for contingent proceeds earned on a business that was sold in the third quarter of 2005.
Goodwill and other intangible assets, net of accumulated amortization, increased by $9.1 million at September 30, 2007 from December 31, 2006. Acquisitions, including contingent consideration earned, resulted in a $13.4 million increase in intangible assets during the nine months ended September 30, 2007. Intangible assets decreased by $0.2 million as a result of divestiture activity and $4.1 million due to amortization expense.
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
The accounts payable balance of $24.1 million at September 30, 2007 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $35.3 million at September 30, 2007 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs.
Other liabilities (current and non-current) decreased by $3.2 million at September 30, 2007 from December 31, 2006, primarily as a result of payments made on notes payable related to contingent purchase price earned on previous acquisitions. This decrease was partially offset by an increase in non-current income taxes payable of $3.3 million related to the adoption of FIN 48 in the first quarter of 2007, which is further described in Note 1 of the accompanying consolidated financial statements.
The increase in current income taxes payable to $7.0 million at September 30, 2007 from $3.7 million at December 31, 2006 was primarily due to the provision for income taxes and the timing of tax payments. The increase was partially offset by tax benefits related to the exercise of stock options.
Stockholders’ equity increased $6.9 million to $223.5 million at September 30, 2007 from $216.6 million at December 31, 2006. The increase in stockholders’ equity was primarily due to net income of $28.7 million, the exercise of stock options and related tax benefits which contributed $5.9 million, the issuance of $0.6 million in common shares for business acquisitions, $1.7 million related to the recognition of stock compensation expense and a one-time adjustment to accumulated deficit of $0.7 million as a result of adopting FIN 48 on January 1, 2007. These increases were offset by share repurchase activity during the nine months ended September 30, 2007 of approximately 4.4 million shares at a cost of $30.7 million.
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
The unsecured credit facility has a five year term expiring in February 2011, and carries an option to increase the commitment to $150.0 million. At September 30, 2007, CBIZ had outstanding borrowings of $12.0 million under its credit facility, and had letters of credit and performance guarantees totaling $3.3 million. Available funds under the facility based on the terms of the commitment were approximately $80.3 million at September 30, 2007. Management believes cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic investments.
The facility allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ was in compliance with its covenants as of September 30, 2007 and projects that it will remain in compliance for the remainder of 2007.
CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a shelf registration under which it can offer such securities. See our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of the shelf registration statement.

Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2007 and 2006 (in thousands):

	2007	2006
Total cash provided by (used in):
Operating activities	$19,048	$16,746
Investing activities	2,783	(18,968)
Financing activities	(13,268)	8,790

Increase in cash and cash equivalents	$8,563	$6,568

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash is followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters. During the nine months ended September 30, 2007, net cash provided by operating activities was $19.0 million, compared to $16.7 million for the comparable period in 2006. The $2.3 million increase in cash provided from operating activities was primarily due to higher net income and was partially offset by $1.6 million related to the collective change in working capital accounts.
Cash flows from investing activities consist primarily of payments toward capital expenditures and business acquisitions, proceeds from divested operations and the collection of notes receivable. Investing activities provided $2.8 million during the nine months ended September 30, 2007, compared to $19.0 million used during the comparable period in 2006. Cash flows provided by investing activities during the nine months ended September 30, 2007 primarily consisted of $27.7 million in proceeds from the sale of various operations and $0.4 million in net collections on notes receivable. These proceeds were offset by $18.9 million of net cash used towards business acquisitions, $1.6 million for the acquisition of other intangible assets and $4.2 million for capital expenditures (net). Investing uses of cash during the nine months ended September 30, 2006 primarily consisted of $20.6 million of net cash used towards business acquisitions, $2.4 million for the acquisition of other intangible assets and $4.5 million for capital expenditures (net), offset by $7.3 million in proceeds received from the sale of various operations and $1.5 million in net collections on notes receivable. Cash used by discontinued operations was for capital expenditures. Capital expenditures primarily consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.
Cash flows from financing activities consist primarily of net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, net borrowing and payment activity toward notes payable and capitalized leases, and proceeds from the exercise of stock options. Net cash used in financing activities during the nine months ended September 30, 2007 was $13.3 million compared to net cash provided by financing activities of $8.8 million for the comparable period in 2006. Financing sources of cash during the nine months ended September 30, 2007 included net borrowings from the credit facility of $12.0 million and $5.9 million in proceeds from the exercise of stock options (including tax benefits), offset by $30.8 million in cash used to repurchase shares of CBIZ common stock and $0.4 million in net payments towards notes payable and capitalized leases. Financing sources of cash during the nine months ended September 30, 2006 included $100.0 million in proceeds from convertible senior subordinated notes and $8.0 million in proceeds from the exercise of stock options (including tax benefits), offset by $32.2 million in net payments toward the credit facility, $62.9 million in cash used to repurchase shares of CBIZ common stock, $0.5 million in net payments towards notes payable and capitalized leases and $3.6 million in cash paid for debt issuance costs (primarily related to the convertible senior subordinated notes).

Obligations and Commitments
CBIZ’s contractual obligations for future payments as of September 30, 2007 were as follows (in thousands):

	Total	2007 (2)	2008	2009	2010	2011	Thereafter
Convertible notes	$100,000	$—	$—	$—	$—	$—	$100,000

Interest on convertible notes	59,375	1,563	3,125	3,125	3,125	3,125	45,312

Credit facility	12,000	—	—	—	—	12,000	—

Income taxes payable	10,273	7,002	3,271	—	—	—	—

Notes payable	2,387	192	1,495	700	—	—	—

Capitalized leases	615	123	418	74	—	—	—
Restructuring lease obligations(1)	16,077	989	3,267	2,539	2,133	1,845	5,304
Non-cancelable operating lease obligations (1)	177,288	8,410	31,621	28,292	23,861	20,555	64,549
Letters of credit in lieu of cash security deposits	1,999	—	1,386	—	35	—	578
Performance guarantees for non-consolidated affiliates	1,278	341	437	500	—	—	—
License bonds and other letters of credit	1,432	—	—	—	—	—	1,432

Total	$382,724	$18,620	$45,020	$35,230	$29,154	$37,525	$217,175

(1)	Excludes cash expected to be received under subleases.

(2)	Represents contractual obligations for the fourth quarter of 2007.
Off-Balance Sheet Arrangements
CBIZ maintains administrative service agreements with independent CPA firms (as described more fully under “Overview — Financial Services”), which qualify as variable interest entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended. The impact to CBIZ of this accounting pronouncement is not material to the financial condition, results of operations, or cash flows of CBIZ, and is further discussed in Note 1 to the consolidated financial statements included herewith.
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.3 million at September 30, 2007 and $1.7 million at December 31, 2006. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.0 million at September 30, 2007 and December 31, 2006. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding totaled $1.4 million and $1.6 million at September 30, 2007 and December 31, 2006, respectively.
CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2007, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.
Interest Rate Risk Management
CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or nine-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. During the nine months ended September 30, 2007 and the twelve months ended December 31, 2006, management did not utilize interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. During 2006, CBIZ sold $100.0 million in convertible senior subordinated notes (“Notes”) bearing a fixed interest rate of 3.125%. As the Notes mature on June 1, 2026 and may not be redeemed without a premium until June 6, 2011, we believe this low cost of borrowing mitigates our interest rate risk.
In connection with payroll services provided to clients, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in short-term investments and Auction Rate Securities (“ARS”), which are classified as marketable securities. ARS generally have a high credit quality, are highly liquid, and generate higher rates of return than typical money market investments. During the nine months ended September 30, 2007, the average balance of funds held for clients related to payroll services was approximately $54.1 million, and the average interest yield was approximately 5.3% (on an after-tax basis). The interest income on these short-term investments mitigates the interest rate risk for the borrowing costs of CBIZ’s credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility float based on market conditions.
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
Financial Services — Revenue consists primarily of fees for accounting services, preparation of tax returns, consulting services, compliance projects, and valuation services including fairness opinions, business plans, litigation support, purchase price allocations and derivative valuations. Revenues are recorded in the period in which services are provided and meet revenue recognition criteria in accordance with SAB 104. CBIZ bills clients based upon a predetermined agreed-upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

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
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no goodwill impairment during the three or nine months ended September 30, 2007 or 2006.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. CBIZ is currently evaluating the impact of adoption of SFAS No. 159 on the consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the Reference Rate set by the Bank of America, would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at September 30, 2007 was $12.0 million. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2007, interest expense would increase or decrease approximately $0.1 million annually.
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
There were no changes in our Internal Controls that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
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
The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Stock repurchase activity during the three months ended September 30, 2007 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).
Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
		Average	Purchased as	May Yet Be
	Total Number	Price	Part of Publicly	Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased (2)	Share (1)	Plans	Plans
July 1 — July 31, 2007	—	$—	—	4,030
August 1 — August 31, 2007	837	$7.22	837	3,193
September 1 — September 30, 2007	10	$7.43	10	3,183

Total third quarter purchases	847	$7.22	847

(1)	Average price paid per share includes fees and commissions.

(2)	Open market purchases.

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

CBIZ, Inc. (Registrant)
Date: November 9, 2007	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer