Form 10-K
period 2007-12-31
CBIZ, Inc.
filed 2008-03-17
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $482.0 million as of June 30, 2007.

The number of outstanding shares of the registrant’s common stock is 63,118,000 as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III	Portions of the Registrant’s Definitive Proxy Statement relative to the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchanges Commission no later than 120 days after the end of the Registrant’s fiscal year.

CBIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Overview and History

CBIZ provides professional business services that help clients manage their finances, employees and technology. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ delivers its integrated services through the following four practice groups:

• Financial Services	• Medical Management Professionals

• Employee Services	• National Practices

CBIZ believes that our diverse and integrated service offerings result in advantages for both the client and for CBIZ. By providing custom solutions that help our clients manage their finances, employees and technology, CBIZ enables our clients to focus their resources on their own core business and operational competencies. Additionally, working with one provider for several solutions enables our clients to utilize their resources more efficiently by eliminating the need to coordinate with multiple service providers. For example, the employee data used to process payroll can also be used by a CBIZ health and welfare insurance agent and benefits consultant to provide an appropriate benefits package to a client’s employee base. In addition, the relationship our accounting and tax advisors have with their clients allows us to identify financial planning, wealth management, and other business opportunities. The ability to combine several services and offer them through one trusted provider distinguishes CBIZ from other service providers.

Effective August 1, 2005, CBIZ changed its corporate name from “Century Business Services, Inc.” to “CBIZ, Inc.”, and effective August 4, 2006, CBIZ transferred the listing of its common stock to the New York Stock Exchange (NYSE) under the symbol “CBZ”. Prior to August 4, 2006, CBIZ’s common stock was traded on the NASDAQ National Market under the symbol “CBIZ”. CBIZ has been operating as a professional services business since 1997, and built its professional services business through acquiring accounting, benefits, technology, valuation, medical billing and other service firms throughout the United States.

Business Strategy

CBIZ’s business strategy is to grow in the business services industry through: internal organic growth, cross-serving our existing clients, and targeted acquisitions. Each of these components is critical to our long-term growth strategy, and we expect each component to contribute to our long-term revenue growth.

CBIZ has capitalized on organic growth opportunities, and believes it can continue to capitalize on opportunities, including:

•	Local market presence supported by national resource experts;

•	Expansion of the medical billing and practice management business;

•	Payroll processing services;

•	A unique web-based employee benefits platform offering;

•	Growth of human capital advisory, retirement planning and wealth management services;

•	Valuation services; and

•	A generally underserved market.

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

CBIZ continually strives to create value for its shareholders, and believes that repurchasing shares of its common stock is a use of cash that provides such value. Accordingly, CBIZ continually evaluates share repurchase opportunities and may repurchase shares of its common stock when capital resources are available and such repurchases are accretive to shareholders.

Services

CBIZ delivers its integrated services through four operating practice groups. A general description of services provided by practice group is provided in the table below.

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

Practice Groups

During the year ended December 31, 2007, CBIZ’s operating practice groups contributed to consolidated revenue as follows: Financial Services, 45.2%; Employee Services, 26.5%; MMP, 20.6%; and National Practices, 7.7%. Revenue by practice group for the years ended December 31, 2007, 2006 and 2005, is provided in the table below (in thousands):

	Year Ended December 31,
	2007	2006	2005

Financial Services	$290,984	$262,800	$247,416
Employee Services	170,846	156,449	142,446
MMP	132,853	117,369	98,175
National Practices	49,216	50,610	48,681

Total CBIZ	$643,899	$587,228	$536,718

A discussion of CBIZ’s practice groups and certain external relationships and regulatory factors that currently impact those practice groups are provided in the paragraphs below. See Note 20 of the accompanying consolidated financial statements for further discussion of CBIZ’s practice groups.

Financial Services

The Financial Services practice is divided into three geographic regions, representing the East, Midwest, and West regions of the United States, and a national service division consisting of those units that provide their services nationwide. The East, Midwest and West regions are each headed by a designated regional director, each of whom report to the Senior Vice President, Financial Services. Those units within the national service division report either directly to a designated regional director or to the Senior Vice President, Financial Services, who reports to CBIZ’s President and Chief Operating Officer.

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

Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and amounted to approximately $75.3 million, $70.7 million and $68.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced typically on a proportional basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

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

At December 31, 2007, CBIZ maintained ASAs with four CPA firms. Most of the members and/or shareholders of the CPA firms are also CBIZ employees, and CBIZ renders services to the CPA firms as an independent contractor. The number of firms with which CBIZ maintains administrative service agreements decreased when a majority of the partners of the CPA firms with whom we previously maintained ASAs joined Mayer Hoffman McCann, P.C. (MHM P.C.), an independent national CPA firm headquartered in Kansas City, Kansas. MHM P.C. has 208 shareholders, a vast majority of whom are also employees of CBIZ. MHM maintains a six member Board of Directors. There are no board members of MHM P.C. who hold senior officer positions at CBIZ. CBIZ’s association with MHM P.C. offers clients access to the multi-state resources and expertise of a national CPA firm. The advantage to CBIZ of these consolidations is a reduction in the number of different firms with which we maintain ASAs.

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

Employee Services

CBIZ’s Employee Services group operates under one Senior Vice President who oversees the practice group, along with a senior management team which supports the practice group leader along functional, product, and unit management lines. The Employee Services Senior Vice President reports to CBIZ’s Chief Executive Officer. The business units that comprise CBIZ’s Employee Services group are organized between Retail and National Services. The Retail offices generally provide services locally, within their geographic area. The National group is comprised of several specialty operations that provide unique services on a national scale.

CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of our performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received during the years ended December 31, 2007, 2006 and 2005 were less than 2% of consolidated CBIZ revenue for the respective periods.

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

Medical Management Professionals

Medical Management Professionals (MMP) provides billing, coding and collection as well as full-practice management services for hospital-based physicians practicing anesthesiology, pathology, radiology and emergency medicine. MMP has a business unit President who reports to CBIZ’s Chief Executive Officer. MMP’s President is supported by an executive management team which oversees MMP’s operating units along functional and product lines. MMP’s operating units are organized into three geographic regions representing the East, Central and West regions of the United States. Each region is managed by a two person management team, focused on finance and operations.

Changes in some managed care plans and federal Medicare and Medicaid physician and practice expense reimbursement rules and rates have, and may continue to, adversely affect revenue in our existing physician and medical billing and collections business. The Deficit Reduction Act of 2005 also provides for a reduction and cap that began in 2007 of reimbursement for certain fees and charges related to imaging services and facilities of offices, imaging centers and independent diagnostic testing facilities. In addition, certain managed care payors may impose precertification and other management programs which could limit or control the use of, and reimbursement for, imaging and diagnostic services. Certain managed care payors may institute “pay for performance” and “quality initiative” programs that could limit or control physician, office and facility, and practice services and procedures, as well as reimbursement costs, and replace volume-based payment methods. Since our physician and medical billing and collections business is typically paid a portion of the revenue collected on behalf of our clients, any reduction in the volume of services or reimbursement rates for such services or expenses for which our clients are eligible to be paid may adversely affect our ability to generate revenue and maintain margins. CBIZ will make its best efforts to take appropriate actions to maintain margins in this business, however there is no assurance that we will be able to maintain margins at historic levels.

National Practices

The National Practices group offers technology and other services, including health care consulting and mergers and acquisitions. The units within the National Practices group each have a business unit President. The majority of these business unit Presidents report to CBIZ’s President and Chief Operating Officer, with one unit reporting to CBIZ’s Chief Executive Officer.

Sales and Marketing

CBIZ’s branding strategy has historically focused on providing CBIZ with a consistent image and value proposition within each of its primary geographic and industry markets. Beginning in 2005, CBIZ capitalized on those successful efforts by refining its message to reinforce the CBIZ “Client Centric” model — a more intuitive way of taking the wide array of CBIZ service offerings to market, based on the fundamental needs of businesses to manage their financial, employee and technology challenges. These efforts included an evolution of the CBIZ advertising strategy, focusing on our three primary service offerings: financial management; employee management; and technology management, as well as the development of a revised web presence, new collateral materials, and the introduction of several new direct marketing and e-marketing vehicles. The Client Centric model was also used as a basis to begin to better understand and define each client’s unique areas of need, through the use of our proprietary database, CNECT. CBIZ believes that this level of client information is strategically important for revenue generation as it enhances CBIZ’s ability to identify the most appropriate cross-serving opportunities.

In 2007, CBIZ focused on three key strategies:  thought leadership; market segmentation; and sales/sales management process development.

•	Thought leadership: CBIZ marketing efforts have continued to capitalize on the extensive knowledge and expertise of CBIZ associates. This has been accomplished through increased media visibility, speaking engagements, and the creation of a wide variety of white papers, technical documents, newsletters, books, and other information offerings.

•	Market segmentation: A significant number of our marketing initiatives have been targeted specifically to those industries and areas where CBIZ has a particularly deep experience. These efforts involve a comprehensive, integrated plan for each vertical market segment, including trade show participation and speaking engagements, trade publication advertising, targeted direct marketing, and industry specific micro-sites, newsletters, etc.

•	Sales/sales management process development: In 2007, CBIZ brought together three key aspects of sales and sales management: training through the “CBIZ Sales Academy”, enhanced productivity and management visibility through the adoption of Salesforce.com, and the development and implementation of a consistent set of performance management scorecards and business development pipeline tools. Together, we believe these initiatives create the foundation for a more effective, efficient and successful sales management process.

At the end of 2007, CBIZ announced an enterprise-wide branding campaign for 2008 to clearly position and differentiate CBIZ and our array of services to our core audience. Based on the theme “Our business is growing yours”, the campaign helps clients and prospects understand the unique ability of CBIZ to help them grow and succeed in a broad variety of ways. The campaign relies on an integrated set of tactics including print and radio advertising as well as online and direct marketing, and is supported via sales tools and collateral.

Customers

CBIZ provides professional business services to approximately 90,000 clients. By providing various professional services and administrative functions, CBIZ enables its clients to focus their resources on their own operational competencies. Reducing administrative functions allows clients to enhance productivity, reduce costs and improve service quality and efficiency by focusing on their core business. Depending on a client’s size and capabilities, it may choose to utilize some or many of the diverse and integrated services offered by CBIZ.

CBIZ’s clients come from a large variety of industries and markets. No single client individually comprises more than 10% of CBIZ’s consolidated revenue and our largest client, Edward Jones, contributed less than 3% of our consolidated revenue in 2007. Management believes that such diversity helps insulate CBIZ from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for such services.

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

Acquisitions and Divestitures

CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that expand our market position and strengthen our existing service offerings. During 2007, CBIZ acquired three businesses. Segal Miller McClain, Ltd. which is reported with our Financial Services practice group, is based in Phoenix, Arizona and provides accounting, tax and consulting services. Ichthus Consulting, Inc. (ICON) and Healthcare Business Resources, Inc. (HBR) are reported in the Medical Management Professionals group. ICON is located in Montgomery, Alabama and provides billing services, practice management and consulting services to anesthesia and pain management providers primarily in the southeastern United States. HBR is headquartered in Ponte Vedra Beach, Florida and provides coding, billing and collection services for emergency medicine physician practices along the east coast of the United States.

CBIZ has divested, and may continue to divest, business units that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets. During 2007, CBIZ sold four businesses, three of which were previously reported in the Financial Services practice group and offered accounting, tax and consulting services, and one business previously reported in the Employee Services practice group that offered specialty insurance services.

Regulation

CBIZ’s operations are subject to regulations by federal, state, local and professional governing bodies. Accordingly, our business services may be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration, medical management billing and collections, and tax and accounting. CBIZ remains abreast of regulatory changes affecting our business, as these changes often affect clients’ activities with respect to employment, taxation, benefits, and accounting. For instance, changes in income, estate, or property tax laws may require additional consultation with clients subject to these changes to ensure their activities comply with revised regulations.

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

Liability Insurance

CBIZ carries policies including those for commercial general liability, automobile liability, property, crime, professional liability, directors’ and officers’ liability, fiduciary liability, employment practices liability and workers’ compensation subject to prescribed state mandates. Excess liability coverage is carried over the underlying limits provided by the commercial general liability, directors’ and officers’ liability, professional liability and automobile liability policies.

Employees

At December 31, 2007, CBIZ employed approximately 5,500 employees, and CBIZ believes that it has a good relationship with its employees. A large number of our employees hold professional licenses or degrees. As a professional services company that differentiates itself from competitors through the quality and diversity of our service offerings, CBIZ believes that our employees are our most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of our employees.

Seasonality

A disproportionately large amount of CBIZ’s revenue occurs in the first half of the year. This is due primarily to accounting and tax services provided by our Financial Services practice group, which is subject to seasonality related to heavy volume in the first four months of the year. CBIZ’s Financial Services group generated more than 40% of its revenue in the first four months of 2007. Like most professional service companies, most of CBIZ’s operating costs are relatively fixed in the short term, which generally results in higher operating margins in the first half of the year.

Uncertainty of Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report including, without limitation, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Form 10-K, in the 2007 Annual Report and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in “Item 1A. Risk Factors” will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect operating or financial performance. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 1A.	Risk Factors.

The following factors may affect our actual operating and financial results and could cause results to differ materially from those in any forward-looking statements. There may be other factors, and new risk factors may emerge in the future. You should carefully consider the following information.

A reversal of or decline in the current trend of businesses utilizing third-party service providers may have a material adverse effect on our business, financial condition and results of operations.

Our business and growth depend in part on the trend toward businesses utilizing third-party service providers. We can give you no assurance that this trend will continue. Current and potential customers may elect to perform such services with their own employees. A significant reversal of, or a decline in, this trend would have a material adverse effect on our business, financial condition and results of operations.

We may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock.

A substantial majority of our operating expenses such as personnel and related costs and occupancy costs, are relatively fixed in the short term. As a result, we may not be able to quickly reduce costs in response to any decrease in revenue. For example, any decision by a significant client to delay or cancel our services may cause significant variations in operating results and could result in losses for the applicable quarters. Additionally, the general condition of the United States economy has and will continue to affect our business. Potential new clients may defer from switching service providers when they believe economic conditions are unfavorable. Any of these factors could cause our quarterly results to be lower than expectations of securities analysts and shareholders, which could result in a decline in the price of our common stock.

Payments on accounts receivable or notes receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible.

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

Changes in some managed care plans and federal Medicare and Medicaid physician and practice expense reimbursement rules and rates have and may continue to adversely affect revenue in our existing physician and medical billing and collections business. The Deficit Reduction Act of 2005 also provides for a reduction and cap that began in 2007 of reimbursement for certain fees and charges related to imaging services and facilities of offices, imaging centers and independent diagnostic testing facilities. In addition, certain managed care payors may impose precertification and other management programs which could limit or control the use of, and reimbursement for, imaging and diagnostic services. Certain managed care payors may institute “pay for performance” and “quality initiative” programs that could limit or control physician, office and facility, and practice services and procedures, as well as reimbursement costs, and replace volume-based payment methods. Since our physician and medical billing and collections business is typically paid a portion of the revenue collected on behalf of our clients, any reduction in the volume of services or reimbursement rates for such services or expenses for which our clients are eligible to be paid may adversely affect our ability to generate revenue and maintain margins.

We are subject to risks relating to processing customer transactions for our payroll, medical practice management, and other transaction processing businesses.

The high volume of client funds and data processed by us, or by our out-sourced resources abroad, in our transaction related businesses entails risks for which we may be held liable if the accuracy or timeliness of the transactions processed is not correct. We could incur significant legal expense to defend any claims against us, even those claims without merit. While we carry insurance against these potential liabilities, we cannot be certain that circumstances surrounding such an error would be entirely reimbursed through insurance coverage. We believe we have controls and procedures in place to address our fiduciary responsibility and mitigate these risks. However, if we are not successful in managing these risks, our business, financial condition and results of operations may be harmed.

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

We invest in auction rate securities which are subject to risks that may cause losses and affect our liquidity.

We invest a portion of our funds held for clients in auction rate securities (ARS). ARS are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. Historically, investments in ARS have been highly liquid, however, if an auction for the securities we own fails, the investments may not be readily convertible to cash until a future auction of these investments is successful. CBIZ believes that if such an event occurred, it has adequate liquidity to operate and settle client fund obligations. We invest only in those securities which carry investment grade ratings at the time of our investment, but if the credit rating of either the security issuer or the third-party insurer underlying the investment deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.

Our principal stockholders may have substantial control over our operations.

As of December 31, 2007, the stockholders identified below owned the following aggregate amounts and percentages of our common stock, including shares that may be acquired by exercising options:

	Number of	% of CBIZ’s
	Shares	Outstanding
	(in millions)	Common Stock

Michael G. DeGroote	15.3	23.7%
Cardinal Capital Management LLC	3.0	4.6%
Skyline Asset Management L.P	2.5	3.9%
Dimensional Fund Advisors LP	2.2	3.4%
Barclays Global Investors, NA & Barclays Global Fund Advisors	2.2	3.4%
CBIZ Executive Officers and Directors	3.2	5.0%

The foregoing as a group	28.4	44.0%

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

Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares, and have issued and outstanding approximately 63 million shares at February 29, 2008. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for periods up to two years, and as of February 29, 2008, approximately 320,000 shares of common stock were under lock-up contractual restrictions. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.

In 2006, CBIZ filed a registration statement with the SEC to register an undeterminable number of shares of Common Stock issuable by the Company upon conversion (the “Conversion Shares”) of the Company’s issued and outstanding 3.125% Convertible Senior Subordinated Notes due 2026 (the “Notes”). The registration statement has been declared effective. Although the Company cannot at this time determine the number of Conversion Shares it will issue upon conversion of the Notes, if any, the number of Conversion Shares will be calculated as set out in the Registration Statement on Form S-3 filed by the Company with the SEC on July 21, 2006.

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

CBIZ acquired three businesses and five client lists during 2007. It is our intention to selectively acquire businesses or client lists that are complementary in building out our service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms. We cannot assure you that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. There are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

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

CBIZ’s corporate headquarters is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. CBIZ and its subsidiaries lease more than 140 offices (including MMP which has 80 offices) in 35 states, the District of Columbia and one in Toronto, Canada. Some of CBIZ’s properties are subject to liens securing payment of indebtedness of CBIZ and its subsidiaries. CBIZ believes that its current facilities are sufficient for its current needs.

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

Price Range of Common Stock

Effective August 4, 2006, CBIZ’s common stock began trading on the New York Stock Exchange (“NYSE”) under the trading symbol “CBZ”. Prior to August 4, 2006, CBIZ’s common stock was traded on the NASDAQ National Market under the trading symbol “CBIZ”. The table below sets forth the range of high and low sales prices for CBIZ’s common stock as reported on the NYSE and NASDAQ National Market for the periods indicated.

	2007		2006
	High	Low	High	Low

First quarter	$7.34	$6.31	$8.09	$5.71
Second quarter	$7.76	$6.85	$9.00	$6.74
Third quarter	$8.10	$6.70	$7.92	$6.58
Fourth quarter	$9.83	$7.94	$7.74	$6.50

On December 31, 2007, the last reported sale price of CBIZ’s Common Stock as reported on the New York Stock Exchange was $9.81 per share. As of February 29, 2008, CBIZ had approximately 6,600 holders of record of its common stock, and the last sale of CBIZ’s common stock as of that date was $8.90.

As required by the NYSE, CBIZ filed its annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by NYSE rule 303A. There were no qualifications in this certification. In addition, CBIZ has filed Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, which represent the certifications of its Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

Dividend Policy

CBIZ’s credit facility does not permit CBIZ to declare or make any dividend payments, other than dividend payments made by one of CBIZ’s wholly owned subsidiaries to the parent company. Historically, CBIZ has not paid cash dividends on its common stock, and does not anticipate paying cash dividends in the foreseeable future. CBIZ’s Board of Directors has discretion over the payment and level of dividends on common stock. The Board of Directors’ decision is based, among other things, on the Company’s results of operations and financial condition. CBIZ currently intends to retain future earnings to finance the ongoing operations and growth of the business. Any future determination as to dividend policy will be made at the discretion of the Board of Directors.

Issuer Purchases of Equity Securities

(a)	Recent sales of unregistered securities

On December 31, 2007, approximately 181,800 shares of CBIZ common stock became issuable as contingent consideration owed to former owners of businesses that were acquired by CBIZ.

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

On February 7, 2008, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock from April 1, 2008 through March 31, 2009, or upon the prior exhaustion of the remaining shares available under the Company’s February 8, 2007 Share Repurchase Plan. The shares may be repurchased in the open market or in privately negotiated transactions according to SEC rules.

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

The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Stock repurchase activity during the year ended December 31, 2007 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
	Total		of Shares	Shares That
	Number of	Average	Purchased as	May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased
Period(1) (2)	Purchased	Per Share(3)	Announced Plan	Under the Plan(4)

Total first quarter purchases(5)	2,546	$6.93	2,546	5,000
Total second quarter purchases	970	$7.10	970	4,030
Total third quarter purchases	847	$7.22	847	3,183
Fourth Quarter Purchases by Month
October 1 – October 31, 2007	—	—	—	3,183
November 1 – November 30, 2007	441	$9.14	441	2,742
December 1 – December 31, 2007	372	$9.25	372	2,370

Total fourth quarter purchases	813	$9.19	813

Total purchases during the year ended December 31, 2007	5,176	$7.36	5,176

(1)	Open market purchases.

(2)	CBIZ utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.

(3)	Average price paid per share includes fees and commissions.

(4)	Calculated under the share repurchase plan expiring March 31, 2008.

(5)	Shares were purchased under the share repurchase plan that expired March 31, 2007.

Performance Graph

The following graph compares the cumulative five-year total return provided to shareholders on CBIZ, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index, and a customized Peer Group of six companies that includes: American Express Company, Arthur J Gallagher & Company, Brown & Brown Inc, H & R Block Inc, Hackett Group Inc and Paychex Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on December 31, 2002, and its relative performance is tracked through December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CBIZ, Inc., The S&P 500 Index
And A Peer Group

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07
CBIZ, Inc.	100.00	168.68	164.53	227.17	263.02	370.19
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Peer Group	100.00	135.66	150.16	160.65	181.80	158.85

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following table presents selected historical financial data for CBIZ and is derived from the historical consolidated financial statements and notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto, which are included elsewhere in this Annual Report. The financial results for 2003 through 2006 have been reclassified to include depreciation and amortization in operating expenses and corporate general and administrative expenses to conform to the current year presentation. See Note 1 of the accompanying consolidated financial statements for further discussion of this and other reclassifications.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$643,899	$587,228	$536,718	$479,449	$451,552
Operating expenses	563,540	516,255	472,121	425,534	407,550

Gross margin	80,359	70,973	64,597	53,915	44,002
Corporate general and administrative expense	30,609	30,374	30,103	30,162	24,835

Operating income	49,750	40,599	34,494	23,753	19,167
Other income (expense):
Interest expense	(4,617)	(3,357)	(3,109)	(1,507)	(1,054)
Gain on sale of operations, net	144	21	314	996	2,519
Other income (expense), net(1)	10,604	4,936	4,004	3,097	(1,601)

Total other income (expense)	6,131	1,600	1,209	2,586	(136)
Income from continuing operations before income tax expense	55,881	42,199	35,703	26,339	19,031
Income tax expense	22,592	16,709	14,415	6,888	8,739

Income from continuing operations	33,289	25,490	21,288	19,451	10,292
(Loss) income from operations of discontinued operations, net of tax	(2,331)	(2,000)	(6,165)	(3,532)	4,298
Gain on disposal of discontinued operations, net of tax	3,882	911	3,550	132	726

Net income	$34,840	$24,401	$18,673	$16,051	$15,316

Basic weighted average common shares	65,061	71,004	74,448	79,217	90,400
Diluted weighted average common shares	66,356	73,052	76,827	81,477	92,762
Basic earnings (loss) per share:
Continuing operations	$0.51	$0.36	$0.29	$0.25	$0.11
Discontinued operations	0.03	(0.02)	(0.04)	(0.05)	0.06

Net income	$0.54	$0.34	$0.25	$0.20	$0.17

Diluted earnings (loss) per share:
Continuing operations	$0.50	$0.35	$0.28	$0.24	$0.11
Discontinued operations	0.03	(0.02)	(0.04)	(0.04)	0.06

Net income	$0.53	$0.33	$0.24	$0.20	$0.17

Other Data:
Total assets	$577,992	$518,282	$454,515	$413,773	$402,145
Long-term debt(2)	$130,774	$102,220	$33,425	$55,398	$14,985
Total liabilities	$351,546	$301,704	$199,854	$167,276	$124,307
Total stockholders’ equity(3)	$226,446	$216,578	$254,661	$246,497	$277,838

(1)	During 2007, CBIZ sold its investment in Albridge Solutions, Inc., which resulted in a $7.3 million pre-tax gain.

(2)	Represents convertible notes, bank debt and the long-term portion of notes payable, which are reported in “other non-current liabilities” in CBIZ’s consolidated balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at December 31, 2007 and 2006, and results of operations and cash flows for each of the years ended December 31, 2007, 2006 and 2005. This discussion should be read in conjunction with CBIZ’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Uncertainty of Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Overview

During the year ended December 31, 2007, CBIZ acquired three businesses. Segal Miller McClain LTD., which is reported with our Financial Services practice group, is based in Phoenix, Arizona and provides accounting, tax and consulting services. Ichthus Consulting, Inc. (ICON) and Healthcare Business Resources, Inc. (HBR) are reported in the Medical Management Professionals practice group. ICON is located in Montgomery, Alabama and provides billing services, practice management and consulting services to anesthesia and pain management providers primarily in the southeastern United States. HBR is headquartered in Ponte Vedra Beach, Florida and provides coding, billing and collection services for emergency medicine physician practices along the east coast of the United States.

During the year ended December 31, 2007, CBIZ divested four business units that did not contribute to our long-term objectives for growth, two of which were classified as discontinued operations at December 31, 2006 and two that were committed to divestiture and classified as discontinued operations during 2007. Three of these businesses were previously reported in the Financial Services practice group and offered accounting, tax and consulting services. The remaining business was previously included in the Employee Services practice group and offered specialty insurance services.

CBIZ purchased 5.2 million shares of its common stock at a total cost of $38.1 million during the year ended December 31, 2007. On February 7, 2008, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2009. The shares may be repurchased in the open market or through privately negotiated purchases according to SEC rules. During the period January 1 through February 29, 2008, CBIZ repurchased approximately 2.1 million shares of its common stock at a total cost of approximately $19.3 million.

At the Annual Meeting of Stockholders of CBIZ held on May 17, 2007, the stockholders approved the discounted Employee Stock Purchase Plan which became effective August 16, 2007. Under this plan, employees of CBIZ are able to purchase shares of common stock at the market rate less a discount.

Effective November 16, 2007, CBIZ entered into an agreement to amend its credit facility with Bank of America, N.A., and other participating banks. The amendment extends the maturity date of the credit facility by 21 months to November, 2012, reduces borrowing costs by lowering the margin charged on the base rate and Eurodollar loans, and reduces the commitment fee charged on the unused portion of the credit facility. CBIZ maintains the option to increase the commitment from $100 million to $150 million at any time to fund working capital or strategic initiatives, including acquisitions and share repurchases.

Effective December 10, 2007, CBIZ sold its investment in Albridge Solutions, Inc. for cash proceeds of $7.9 million, which resulted in a $7.3 million pre-tax gain reported in “Other income, net” in the consolidated statements of operations.

CBIZ began to self-fund its employee health insurance programs effective January 1, 2008. Accordingly, our 2008 financial statements will reflect accrued liabilities and costs associated with these programs, and those accruals will be based upon our estimate of the costs to settle known claims as well as estimates of incurred but not reported claims as of the balance sheet dates. CBIZ has obtained stop-loss coverage with third-party insurers to limit our total exposure for claims made under the self-funded plan. Prior to January 1, 2008, our employee health insurance plans were fully insured.

Results of Operations — Continuing Operations

CBIZ provides professional business services that help clients manage their finances, employees and technology. CBIZ delivers its integrated services through the following four practice groups: Financial Services, Employee Services, Medical Management Professionals (MMP), and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2006, revenue for the period January 1, 2007 through June 30, 2007 would be reported as revenue from acquired businesses; same-unit revenue would include revenue for the periods July 1 through December 31 of both years. Revenue from divested operations represents operations that did not meet the criteria for treatment as discontinued operations.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

The following table summarizes total revenue for the years ended December 31, 2007 and 2006 (in thousands, except percentages):

	Year Ended December 31,
			$	%
	2007	2006	Change	Change

Same-unit revenue
Financial Services	$289,019	$262,253	$26,766	10.2%
Employee Services	169,136	156,449	12,687	8.1%
MMP	124,303	117,369	6,934	5.9%
National Practices	49,216	50,610	(1,394)	(2.8)%

Total same-unit revenue	631,674	586,681	44,993	7.7%
Acquired businesses	12,225	—	12,225
Divested operations	—	547	(547)

Total revenue	$643,899	$587,228	$56,671	9.7%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — The majority of CBIZ’s operating costs are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth. Although operating expenses increased by $47.2 million, they declined as a percentage of revenue by 0.4% as a result of CBIZ’s ability to leverage personnel and occupancy costs. The primary components of operating expenses for the years ended December 31, 2007 and 2006 are illustrated below:

	2007		2006
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	72.8%	63.7%	72.7%	63.9%	(0.2)%
Occupancy costs	6.6%	5.8%	6.9%	6.1%	(0.3)%
Other(1)	20.6%	18.0%	20.4%	17.9%	0.1%

Total operating expense		87.5%		87.9%	(0.4)%

Gross margin		12.5%		12.1%	0.4%

(1)	Other operating expenses include office expense, depreciation and amortization expense, equipment costs, professional fees and other expenses, none of which are individually significant as a percentage of total operating expenses.

The improvement in gross margin was hindered by certain reductions in the 2007 Medicare reimbursement rates (including those that occurred as a result of the Deficit Reduction Act) in the MMP practice group. A more comprehensive analysis of operating expenses and gross margin by practice group is discussed under “Operating Practice Groups” below.

Corporate general and administrative expense — Corporate general and administrative (“G&A”) expenses increased by $0.2 million to $30.6 million during the year ended December 31, 2007, from $30.4 million during the comparable period of 2006. The primary components of corporate general and administrative expenses for the years ended December 31, 2007 and 2006 are illustrated below:

	2007		2006
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	48.7%	2.3%	42.9%	2.2%	0.1%
Depreciation and amortization	15.3%	0.7%	18.8%	1.0%	(0.3)%
Professional services	13.0%	0.6%	12.3%	0.6%	—
Other(1)	23.0%	1.2%	26.0%	1.4%	(0.2)%

Total corporate general and administrative expenses		4.8%		5.2%	(0.4)%

(1)	Other corporate general and administrative expenses include office expense, equipment and computer costs, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate general and administrative expenses.

The improvement in corporate general and administrative expense as a percentage of revenue was primarily due to a decrease in depreciation and amortization expense related to certain capitalized software. This decrease was partially offset by an increase in corporate personnel costs related to merit increases, additional corporate support staff and incentive compensation.

Interest expense — Interest expense increased by $1.2 million to $4.6 million for the year ended December 31, 2007, from $3.4 million for the comparable period in 2006. Average debt was $118.4 million for the year ended December 31, 2007, compared to $80.4 million for the comparable period in 2006, and average interest rates were 3.8% and 4.0% during the years ended December 31, 2007 and 2006, respectively. The increase in average debt in 2007 compared to 2006 was due to $100.0 million of convertible senior subordinated notes being issued on May 30, 2006, and additional borrowings on the credit facility during 2007. Debt is further discussed under “Liquidity and Capital Resources”.

Other income, net — Other income, net is comprised of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation plan do not impact CBIZ’s net income, as they are offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of operations).

Other income, net was $10.6 million for the year ended December 31, 2007 and $4.9 million for the comparable period in 2006. The $5.7 million increase in other income, net was primarily the result of a $7.3 million pre-tax gain related to the sale of an investment, offset by a decline in contingent royalties from previous divestitures of $0.5 million (due to the expiration of certain royalty agreements), and a decrease in the fair value of investments related to the deferred compensation plan of approximately $0.3 million. Additionally, other income, net for the year ended December 31, 2006 included $0.4 million in proceeds received on a life insurance contract that did not occur in 2007.

Income Taxes — CBIZ recorded income tax expense from continuing operations of $22.6 million and $16.7 million for the years ended December 31, 2007 and 2006, respectively. The effective tax rate for the year ended December 31, 2007 was 40.4%, compared to an effective tax rate of 39.6% for the comparable period in 2006.

The increase in the effective tax rate for the year ended December 31, 2007 from the comparable period in 2006 was primarily the result of an increase in estimated tax reserves related to the IRS audit discussed in Note 6, “Income Taxes” to the consolidated financial statements.

Operating Practice Groups

Financial Services

	Year Ended December 31,
			$	%
	2007	2006	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$289,019	$262,253	$26,766	10.2%
Acquired businesses	1,965	—	1,965
Divested operations	—	547	(547)

Total revenue	290,984	262,800	28,184	10.7%
Operating expenses	245,840	225,292	20,548	9.1%

Gross margin	$45,144	$37,508	$7,636	20.4%

Gross margin percent	15.5%	14.3%

The growth in same-unit revenue was equally attributable to an increase in the aggregate number of hours charged to clients for consulting, valuation and litigation support services, and increases in rates realized for traditional accounting and tax services. The growth in revenue from acquired businesses was provided by a firm in Phoenix, Arizona which was acquired during the first quarter of 2007. The decrease in revenue from divested operations related to the sale of a portion of the Company’s Utah operations in January 2007.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel related expenses representing 89.1% and 88.9% of total operating expenses for the years ended December 31, 2007 and 2006, respectively. Personnel costs increased $17.6 million but decreased as a percent of revenue to 66.5% for the year ended December 31, 2007 from 67.0% for the comparable period in 2006. The dollar increase in personnel costs was primarily due to additional salary costs incurred for new employees, annual merit increases, and an increase in benefit costs. CBIZ continues to add personnel in the Financial Services practice group in order to accommodate the growth in revenue. Occupancy costs are relatively fixed in nature but were $1.0 million higher for the year ended December 31, 2007 versus the comparable period in 2006 due to additional space required to accommodate growth. Travel related expenses remained consistent for the year ended December 31, 2007 compared to December 31, 2006. Both occupancy costs and travel related expenses decreased as a percentage of revenue for the year ended December 31, 2007 versus the comparable period in 2006.

Gross margin improvement was primarily due to leveraging the increase in revenue against operating expenses which are generally fixed in the short term.

Employee Services

	Year Ended December 31,
			$	%
	2007	2006	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$169,136	$156,449	$12,687	8.1%
Acquired businesses	1,710	—	1,710
Divested operations	—	—	—

Total revenue	170,846	156,449	14,397	9.2%
Operating expenses	138,059	126,067	11,992	9.5%

Gross margin	$32,787	$30,382	$2,405	7.9%

Gross margin percent	19.2%	19.4%

The increase in same-unit revenue was primarily attributable to growth in our retail, payroll service and specialty life insurance businesses. The retail growth was due primarily to an approximate 7% growth in the group health products. Payroll service revenue increased approximately 15% and specialty life insurance sales increased approximately 16% for the year ended December 31, 2007 versus the comparable period in 2006. The growth in revenue from acquired businesses was provided by a property and casualty business with offices in St. Joseph and Kansas City, Missouri, which was acquired during the second quarter of 2006.

The largest components of operating expenses for the Employee Services practice group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.9% and 83.7% of total operating expenses for the years ended December 31, 2007 and 2006, respectively. Personnel costs increased $8.7 million, but decreased as a percentage of revenue to 61.7% for the year ended December 31, 2007 from 61.8% for the comparable period in 2006. Acquired businesses contributed $0.8 million of the increase in personnel costs and the remainder of the increase was primarily the result of the growth in revenue (as the sales force is typically compensated on a variable basis) and the addition of client service personnel to accommodate growth. Occupancy costs increased $0.2 million or 2.3% for the year ended December 31, 2007 versus the comparable period in 2006, due to improvements to existing facilities.

Gross margin as a percentage of revenue decreased by 0.2% for the year ended December 31, 2007 from the comparable period in 2006 primarily due to an increase in lower margin businesses such as the payroll services and specialty life insurance businesses described above.

Medical Management Professionals (MMP)

	Year Ended December 31,
			$	%
	2007	2006	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$124,303	$117,369	$6,934	5.9%
Acquired businesses	8,550	—	8,550
Divested operations	—	—	—

Total revenue	132,853	117,369	15,484	13.2%
Operating expenses	115,876	100,691	15,185	15.1%

Gross margin	$16,977	$16,678	$299	1.8%

Gross margin percent	12.8%	14.2%

Approximately 45% of the increase in same-unit revenue was provided by net new business sold, and the remaining 55% increase was provided by existing clients. Total revenue from existing clients increased by 4% in 2007 versus 2006, which was provided by a 6% increase in volume, offset by a 2% decline that occurred as the result of certain reductions in the 2007 Medicare reimbursement rates, including those that occurred as the result of the Deficit Reduction Act which is further described under “Overview — Medical Management Professionals.”

Growth in revenue from acquired businesses was provided by a business acquired during the second quarter of 2007 which is located in Montgomery, Alabama and provides billing services, practice management and consulting services to anesthesia and pain management providers primarily in the southern United States, and a business acquired during the fourth quarter of 2007 that is headquartered in Ponte Vedra Beach, Florida and provides coding, billing and collection services for emergency medicine physician practices along the east cost of the United States.

The largest components of operating expenses for MMP are personnel costs, occupancy costs and office expenses (primarily postage related to our statement mailing services), representing 83.8% and 85.4% of total operating expenses for the years ended December 31, 2007 and 2006, respectively. Personnel costs increased by $10.2 million to 58.4% of revenue for the year ended December 31, 2007 from 57.4% of revenue for the comparable period in 2006. Acquired businesses contributed $3.8 million of the increase in personnel costs; the remaining increase was primarily the result of annual merit increases and an increase in client service staff to support the growth in same-unit revenue. Occupancy costs and office expenses increased for the year ended December 31, 2007 versus the comparable period in 2006, but declined as a percentage of revenue. The dollar increases for occupancy costs and office expenses were $0.6 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively, primarily due to the two businesses acquired during 2007.

The decrease in gross margin as a percentage of revenue was primarily due to the impacts of certain reductions in the 2007 Medicare reimbursement rates, including those that occurred as the result of the Deficit Reduction Act. Since MMP is typically paid a portion of the revenue collected on behalf of its clients, reductions in client revenue that resulted from the reduction in reimbursement rates had an adverse affect on MMP’s revenue and margins. Additionally, MMP reduced the carrying value of certain internally developed software by $0.5 million, as the software is not being utilized at as many locations as originally intended.

National Practices

	Year Ended December 31,
			$	%
	2007	2006	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$49,216	$50,610	$(1,394)	(2.8)%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	49,216	50,610	(1,394)	(2.8)%
Operating expenses	45,076	44,825	251	0.6%

Gross margin	$4,140	$5,785	$(1,645)	(28.4)%

Gross margin percent	8.4%	11.4%

Approximately $2.0 million of the decrease in revenue was attributable to the mergers and acquisitions business earning success fees related to three transactions that closed during 2006 versus no transactions or related success fees in 2007. This decrease was partially offset by an overall $0.9 million increase in revenue in our technology businesses which consisted of a $2.9 million increase in consulting revenue (a large portion of which related to a special project with our largest customer), offset by declines in product and service agreement revenue of $1.2 million and $0.8 million, respectively.

The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 91.0% and 90.6% of total operating expenses for the years ended December 31, 2007 and 2006, respectively. Personnel costs increased $0.8 million to 61.5% of revenue for the year ended December 31,

2007 from 58.2% of revenue for the comparable period in 2006. The increase in personnel costs relates to annual merit increases and additional employees primarily in relation to the special project noted above. This increase was partially offset by lower personnel costs in our mergers and acquisitions business as a portion of these personnel costs are variable with completing transactions. Direct costs decreased $0.4 million to 18.6% of revenue for the year ended December 31, 2007 from 18.9% of revenue for the comparable period in 2006, and consisted of an increase in third party service fees offset by a decrease in product costs. The increase in third party service fees was related to the special project noted above, and the decrease in product costs was a result of an overall decline in product sales. Occupancy costs are relatively fixed in nature and were $1.6 million for the years ended December 31, 2007 and 2006.

The decline in gross margin was primarily the result of success fees earned by the mergers and acquisitions business during 2006 versus no fees being earned in 2007. Transactions completed by the mergers and acquisitions business typically result in a large amount of revenue for CBIZ with minimal incremental cost, other than variable compensation. Thus the number and size of transactions completed by the mergers and acquisition business may have a significant impact to gross margin. This decline in gross margin by the mergers and acquisitions business was partially offset by an overall improvement in gross margin by the technology businesses.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue

The following table summarizes total revenue for the years ended December 31, 2006 and 2005 (in thousands, except percentages):

	Year Ended December 31,
			$	%
	2006	2005	Change	Change

Same-unit revenue
Financial Services	$262,542	$247,416	$15,126	6.1%
Employee Services	151,385	142,446	8,939	6.3%
MMP	104,536	98,175	6,361	6.5%
National Practices	50,610	48,681	1,929	4.0%

Total same-unit revenue	$569,073	$536,718	$32,355	6.0%
Acquired businesses	18,155	—	18,155
Divested operations	—	—	—

Total revenue	$587,228	$536,718	$50,510	9.4%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.

Gross margin and operating expenses — The majority of CBIZ’s operating costs are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth. For the year ended December 31, 2006 versus the comparable period in 2005, gross margin as a percentage of revenue increased by 0.1%. The primary components of operating expenses for the years ended December 31, 2006 and 2005 are illustrated below:

	2006		2005
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	72.7%	63.9%	71.6%	63.0%	0.9%
Occupancy costs	6.9%	6.1%	7.0%	6.1%	—%
Other(1)	20.4%	17.9%	21.4%	18.9%	(1.0)%

Total operating expense		87.9%		88.0%	(0.1)%

Gross margin		12.1%		12.0%	0.1%

(1)	Other operating expenses include office expense, depreciation and amortization expense, equipment costs, professional fees and other expenses, none of which are individually significant as a percentage of total operating expenses.

Gross margin did not improve in proportion to the growth in revenue primarily as the result of an increase in compensation expense. The increase in compensation expense was primarily the result of: an increase in the number of personnel in our Financial Services practice group (including many senior level positions); an increase in expenses related to CBIZ’s employee benefit programs; and $1.1 million related to the expensing of employee stock options as required by SFAS No. 123(R), “Share-Based Payment”. In addition, compensation expense increased by approximately $0.9 million as the result of appreciation in the fair value of investments held in relation to our deferred compensation plan. This increase in compensation expense did not impact CBIZ’s net income, as adjustments to the fair value of investments are offset by the same adjustments to other income, net . These increases were partially offset by a decrease in compensation expense related to our incentive compensation plan.

Other operating expenses include consolidation and integration charges which were 0.2% and 0.7% of revenue for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006 there were no significant charges incurred or programs implemented. Consolidation and integration charges incurred during 2005 primarily related to co-location activities in the Denver and Chicago markets. Consolidation and integration charges are further discussed in Note 10 of the accompanying consolidated financial statements. A more comprehensive analysis of operating expenses and their impact on gross margin is discussed under “Operating Practice Groups” below.

Corporate general and administrative expense — Corporate general and administrative expenses increased by $0.3 million to $30.4 million during the year ended December 31, 2006, from $30.1 million during the comparable period of 2005. The primary components of corporate general and administrative expenses for the years ended December 31, 2006 and 2005 are illustrated below:

	2006		2005
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	42.9%	2.2%	43.7%	2.5%	(0.3)%
Depreciation and amortization	18.8%	1.0%	17.4%	1.0%	—
Professional services	12.3%	0.6%	14.7%	0.8%	(0.2)%
Other(1)	26.0%	1.4%	24.2%	1.3%	0.1%

Total corporate general and administrative expenses		5.2%		5.6%	(0.4)%

(1)	Other corporate general and administrative expenses include office expense, equipment and computer costs, insurance expense and other expenses, none of which individually exceed 5% of total corporate general and administrative expenses.

The increase in corporate general and administrative expenses was primarily attributable to compensation costs of $0.5 million related to the expensing of employee stock options as required by SFAS No. 123(R), “Share-Based Payment”.

Interest expense — Interest expense increased by $0.3 million to $3.4 million for the year ended December 31, 2006, from $3.1 million for the comparable period in 2005. Average debt was $80.4 million for the year ended December 31, 2006, compared to $51.6 million for the comparable period in 2005, and average interest rates were 4.0% and 5.4% during the years ended December 31, 2006 and 2005, respectively. The increase in average debt was primarily the result of CBIZ’s $100.0 million convertible senior subordinated notes which were sold on May 30, 2006 and carry a fixed interest rate of 3.125%. Proceeds from the offering were used by CBIZ to repurchase 9.7 million shares of its common stock at a cost of approximately $74.5 million and to pay off the debt balance under the $100.0 million credit facility. Debt is further discussed under “Liquidity and Capital Resources”.

Other income, net — Other income, net was $4.9 million for the year ended December 31, 2006, and $4.0 million for the comparable period in 2005. Other income, net is comprised primarily of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation plan do not impact CBIZ’s net income, as they are offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of operations). The increase in other income for the year ended December 31, 2006 from the comparable period in 2005 was primarily the result of an increase in interest income earned on short-term investments of $0.4 million, an increase in the fair value of investments related to the deferred compensation plan of $1.1 million, and proceeds received on a life insurance policy of $0.4 million. These increases in other income were offset by lower contingent royalties received from previous divestitures due to the expiration of certain royalty arrangements.

Income Taxes — CBIZ recorded income tax expense from continuing operations of $16.7 million and $14.4 million for the years ended December 31, 2006 and 2005, respectively. The effective tax rate for the year ended December 31, 2006 was 39.6%, compared to an effective rate of 40.4% for the comparable period in 2005. The effective tax rate for the year ended December 31, 2006 decreased from the comparable period in 2005, primarily due to the 2006 reduction of a valuation allowance for state tax credit carryforwards based upon an improved ability to utilize such carryforwards. The impact of this reduction was partially offset by an increase in state income tax expense due to state tax law changes that became effective during 2006.

Operating Practice Groups

Financial Services

	Year Ended December 31,
			$	%
	2006	2005	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$262,542	$247,416	$15,126	6.1%
Acquired businesses	258	—	258
Divested operations	—	—	—

Total revenue	262,800	247,416	15,384	6.2%
Operating expenses	225,292	210,761	14,531	6.9%

Gross margin	$37,508	$36,655	$853	2.3%

Gross margin percent	14.3%	14.8%

Approximately 60% of the increase in same-unit revenue was due to the aggregate number of hours charged to clients and approximately 40% of the increase was due to rates realized for traditional accounting and tax services provided to clients. The increase in same-unit revenue was partially offset by a $1.0 million decline in revenue from Sarbanes-Oxley consulting services. The growth in revenue from acquired businesses was provided by a valuation business in Milwaukee, Wisconsin which was acquired during the first quarter of 2005.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs and travel related expenses, representing 88.9% and 88.2% of total operating expenses for the years ended December 31, 2006 and 2005, respectively. Personnel costs increased $14.0 million to 67.0% of revenue for the year ended December 31, 2006 from 65.5% of revenue for the comparable period in 2005. The increase in personnel costs was primarily related to annual merit increases to existing employees, as well as an increase in salaries and benefits for new employees, including several senior level positions, as CBIZ continues to expand its professional workforce to accommodate revenue growth. Occupancy costs are relatively fixed in nature but increased $0.6 million for the year ended December 31, 2006 from the comparable period in 2005, primarily due to additional space required in certain facilities to accommodate the additional work force. Travel related expenses decreased to 3.3% of revenue for the year ended December 31, 2006, from 3.5% for the comparable period in 2005. The decrease in travel related expenses as a percentage of revenue was primarily the result of the decrease in revenue generated from Sarbanes-Oxley consulting services, which typically involves a higher level of travel.

Gross margin as a percent of revenue decreased for the year ended December 31, 2006 from the comparable period in 2005. The decrease in gross margin was primarily the result of a decline in revenue from Sarbanes-Oxley consulting services and an increase in personnel costs as described above.

Employee Services

	Year Ended December 31,
			$	%
	2006	2005	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$151,385	$142,446	$8,939	6.3%
Acquired businesses	5,064	—	5,064
Divested operations	—	—	—

Total revenue	156,449	142,446	14,003	9.8%
Operating expenses	126,067	114,036	12,031	10.6%

Gross margin	$30,382	$28,410	$1,972	6.9%

Gross margin percent	19.4%	19.9%

The increase in same-unit revenue was primarily attributable to growth in the payroll, human capital advisory and retail businesses. Payroll service revenue increased approximately 17%, revenue from the human capital advisory businesses increased by approximately 45% and the retail growth was due primarily to an approximate 5% growth in group health products. This growth was partially offset by a decline in specialty insurance sales of approximately 15%. The growth in revenue from acquired businesses was provided by a property and casualty business in San Jose, California which was acquired during the first quarter of 2006, and a property and casualty business with offices in St. Joseph and Kansas City, Missouri, which was acquired during the second quarter of 2006.

The largest components of operating expenses for the Employee Services practice group are personnel costs including commissions paid to third party brokers, and occupancy costs, representing 83.7% of total operating expenses for the each of the years ended December 31, 2006 and 2005. Personnel costs increased $9.2 million to 61.8% of revenue for the year ended December 31, 2006 from 61.4% of revenue for the comparable period in 2005. Approximately $3.3 million of the increase in personnel costs was attributable to acquired businesses; the remainder of the increase was primarily the result of an increase in commissions paid to the sales force as a result of increased revenue and investments made in sales and support personnel to promote organic growth. Occupancy costs increased $0.9 million for the year ended December 31, 2006 from the comparable period of 2005, and were 5.7% of revenue for both years. The increase in occupancy costs was primarily due to new facilities and acquired businesses.

Gross margin as a percent of revenue decreased for the year ended December 31, 2006 from the comparable period in 2005. The decrease in gross margin was primarily a result of an increase in personnel costs to 61.8% of revenue as described above.

Medical Management Professionals (MMP)

	Year Ended December 31
			$	%
	2006	2005	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$104,536	$98,175	$6,361	6.5%
Acquired businesses	12,833	—	12,833
Divested operations	—	—	—

Total revenue	117,369	98,175	19,194	19.6%
Operating expenses	100,691	83,398	17,293	20.7%

Gross margin	$16,678	$14,777	$1,901	12.9%

Gross margin percent	14.2%	15.1%

Approximately 55% of the increase in same-unit revenue was provided by net new business sold, and the remaining 45% increase was provided by existing clients. The growth in revenue from acquired businesses was provided by a medical billing business based in Flint, Michigan which was acquired during the first quarter of 2006.

The largest components of operating expenses for MMP are personnel costs, occupancy costs and office expenses (primarily postage), representing 85.4% and 85.2% of total operating expenses for the years ended December 31, 2006 and 2005, respectively. Personnel costs increased by $10.8 million but decreased as a percentage of revenue to 57.4% for the year ended December 31, 2006, from 57.6% for the year ended December 31, 2005. Acquired businesses contributed $6.8 million of the increase in personnel costs; the remainder of the increase was due to an increase in the number of client service staff employed by MMP during 2006 compared to 2005, as required to support the growth in revenue. The decrease in personnel costs as a percent of revenue was the result of the acquired business’s operating expense structure. Occupancy costs increased $1.1 million, but decreased as a percentage of revenue to 6.8% from 7.0% for the years ended December 31, 2006 and 2005, respectively. The increase in occupancy costs was primarily due to the medical billing business that was acquired during the first quarter of 2006, and additional space required and expenses incurred to accommodate overall growth of the unit. Office expenses for the year ended December 31, 2006 increased $3.0 million to 9.1% of revenue from 7.8% of revenue for the year ended December 31, 2005, primarily due to the impact of an increase in postage rates, and the medical billing business that was acquired during the first quarter of 2006. In addition to medical billing services, the acquired business provides statement printing and mailing services to their clients, and thus incurs higher postage costs as a percentage of revenue than the typical MMP billing office.

Gross margin as a percentage of revenue decreased for the year ended December 31, 2006 from the year ended December 31, 2005. The decrease in gross margin was primarily the result of a decrease in revenue in certain market places and the impact of the postage rate increase described above.

National Practices

	Year Ended December 31,
			$	%
	2006	2005	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$50,610	$48,681	$1,929	4.0%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	50,610	48,681	1,929	4.0%
Operating expenses	44,825	44,098	727	1.6%

Gross margin	$5,785	$4,583	$1,202	26.2%

Gross margin percent	11.4%	9.4%

Approximately $1.7 million of the increase in same-unit revenue was provided by growth in our technology businesses, and $0.4 million was provided by our mergers and acquisitions unit. The growth in revenue by the technology businesses consisted of a $1.1 million increase in service revenue and a $0.3 million increase in both product and service agreement revenue. The increase in revenue at our mergers and acquisitions unit was related to success fees earned on three closed transactions during the year ended December 31, 2006 versus two closed transactions during the year ended December 31, 2005.

The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 90.6% and 89.0% of total operating expenses for the years ended December 31, 2006 and 2005, respectively. Personnel costs increased $1.2 million to 58.2% of revenue for the year ended December 31, 2006 from 58.0% of revenue for the comparable period in 2005. The increase in personnel costs was primarily due to additional personnel in our technology business and commissions related to the mergers and acquisition transactions that closed during the year ended December 31, 2006. Direct costs (which consist primarily of product costs associated with hardware sales in the technology businesses) increased $0.2 million, but decreased as a percentage of revenue to 18.9% for the year ended December 31, 2006 from 19.3% for the comparable period in 2005. The increase in direct costs occurred as a result of higher product sales during 2006 versus 2005; the decrease in direct costs as a percentage of revenue occurred as a result of the mix of products that were sold. Occupancy costs are relatively fixed in nature and were $1.6 million for the years ended December 31, 2006 and 2005.

Gross margin as a percent of revenue increased for the year ended December 31, 2006 from the year ended December 31, 2005. The improvement in gross margin was primarily the result of growth in service-related revenue combined with expense management efforts.

Financial Condition

Total assets were $578.0 million, total liabilities were $351.6 million and shareholders’ equity was $226.4 million as of December 31, 2007. Current assets of $249.1 million exceeded current liabilities of $184.0 million by $65.1 million.

Cash and cash equivalents decreased by $0.8 million to $12.1 million at December 31, 2007 from December 31, 2006. Restricted cash was $15.4 million at December 31, 2007, a decrease of $2.1 million from December 31, 2006. Restricted cash represents those funds held in connection with CBIZ’s NASD regulated operations and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net were $116.3 million at December 31, 2007, an increase of $12.0 million from December 31, 2006. Days sales outstanding (DSO) from continuing operations was 65 days and 67 days at December 31, 2007 and December 31, 2006, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $10.1 million and $9.0 million at December 31, 2007 and December 31, 2006, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

Funds held for clients are directly offset by client fund obligations. Funds held for clients fluctuate during the year based on the timing of cash receipts and related payments, and are further described in Note 1 to the accompanying consolidated financial statements.

Notes receivable, net (current and non-current) decreased by $0.9 million at December 31, 2007 from December 31, 2006, primarily related to divestiture activity. Additions to notes receivable totaled $2.0 million, of which $1.9 million related to consideration received for 2007 divestitures. These additions were offset by total payments of $2.6 million, of which $2.0 million related to divestitures.

Goodwill and other intangible assets, net of accumulated amortization, increased by $62.4 million at December 31, 2007 from December 31, 2006. Acquisitions, including contingent consideration earned, resulted in a $68.5 million increase in goodwill and other intangible assets during the year ended December 31, 2007. The acquisition of businesses in the MMP practice group during 2007 contributed $54.0 million to goodwill and intangible assets. Intangible assets decreased by $5.9 million as a result of amortization expense.

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

Other assets decreased by $1.3 million, to $4.1 million at December 31, 2007, from $5.4 million at December 31, 2006. The decrease in other assets was the result of $0.9 million in amortization expense related to deferred debt costs and the sale of a long-term investment that had a carrying value of approximately $0.6 million.

The accounts payable balance of $27.3 million at December 31, 2007 reflects amounts due to suppliers and vendors. The accounts payable balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $40.3 million at December 31, 2007 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Accrued personnel costs fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs.

Notes payable — current increased by $2.3 million to $10.6 million at December 31, 2007 from $8.3 million at December 31, 2006. This was due to an increase in contingent proceeds earned by acquired businesses.

Other liabilities (current and non-current) increased by $1.9 million at December 31, 2007 from December 31, 2006. This increase was comprised of several components, including: $1.8 million increase in the consolidation and integration reserve primarily related to 2007 divestiture activity (discussed in Note 10 to the accompanying consolidated financial statements); $0.4 million increase in interest payable as a result of increased borrowings under the credit facility at the end of 2007 compared to the same period in 2006; $0.4 million increase in deferred revenue primarily related to businesses acquired during 2007; and $0.5 million increase in other liabilities related to client lists that were acquired during 2007. These increases were partially offset by a $1.1 million decrease in non-current notes payable as a result of notes related to the purchase of certain intangible assets becoming due within one year.

Income taxes payable, current and non-current, increased from $3.7 million at December 31, 2006 to $8.0 million at December 31, 2007. This increase was primarily due to reserves related to current year acquisitions, the provision for current income taxes, and increases in estimated tax reserves related to the federal and state audits discussed in Note 6, “Income Taxes” of the accompanying consolidated financial statements. These increases were partially offset by estimated tax payments and tax benefits related to the exercise of stock options.

Bank debt increased to $30.0 million at December 31, 2007 due to borrowings on the Company’s credit facility. See “Liquidity and Capital Resources” for further discussion of the Company’s debt.

Stockholders’ equity increased $9.8 million to $226.4 million at December 31, 2007 from $216.6 million at December 31, 2006. The increase was due to net income of $34.8 million, the exercise of stock options and related tax benefits which contributed $7.7 million, the issuance of $2.5 million in common shares related to business acquisitions, $2.3 million related to the recognition of stock compensation expense and a one-time adjustment to accumulated deficit of $0.7 million as a result of adopting FIN 48 on January 1, 2007. These increases were offset by an increase in Treasury stock of approximately $38.1 million as a result of the Company’s repurchase of 5.2 million shares of its common stock.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with an unsecured credit facility and with $100.0 million in convertible senior subordinated notes (“Notes”). The Notes were sold to qualified institutional buyers on May 30, 2006, mature on June 1, 2026, and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011.

CBIZ’s $100.0 million unsecured credit facility was amended with an effective date of November 16, 2007 to extend the maturity date to November 16, 2012, to lower borrowing costs by reducing the margin charged on the base rate and Eurodollar loans, and to reduce the commitment fee on the unused portion of the credit facility. CBIZ maintains the option to increase the commitment to $150.0 million. At December 31, 2007, CBIZ had $30.0 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $5.1 million. Available funds under the facility based on the terms of the commitment were approximately $51.7 million at December 31, 2007. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic investments.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of December 31, 2007. The third amendment to the credit facility dated November 16, 2007 is filed as Exhibit 10.9 to this Annual Report on Form 10-K.

CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a shelf registration under which it can offer such securities. See Note 12 to the consolidated financial statements included herewith for a description of the shelf registration statement.

Sources and Uses of Cash

The following table summarizes cash flows from operating, investing and financing activities for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Total cash provided by (used in):
Operating activities	$30,130	$28,216	$54,302
Investing activities	(29,887)	(21,864)	(15,691)
Financing activities	(1,070)	(2,290)	(34,993)

(Decrease) increase in cash and cash equivalents	$(827)	$4,062	$3,618

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

Net cash provided by operating activities was $30.1 million for the year ended December 31, 2007 versus $28.2 million for the comparable period in 2006. The $1.9 million increase in net cash provided by operating activities in 2007 was primarily the result of a $10.4 million increase in net income which was substantially offset by a change in income taxes payable of $7.9 million. CBIZ made higher estimated tax payments during 2007 versus 2006 due to an increase in estimated taxable income that resulted from higher operating net income and various transactions that occurred during the year. These transactions included the sale of an investment and sales of various discontinued operations.

During the year ended December 31, 2006, net cash provided by operating activities was $28.2 million, compared to $54.3 million for the comparable period in 2005. The decrease in net cash provided by operating activities in 2006 was primarily the result of a $4.0 million income tax refund received during 2005 that did not recur in 2006, a decrease in the change in accrued personnel costs of $11.5 million, and an increase in the change in accounts receivable, net of $6.1 million. The change in accrued personnel costs was primarily related to CBIZ’s incentive compensation program, as amounts earned by employees under the program did not vary significantly from 2005 to 2006. The increase in accounts receivable was primarily the result of businesses acquired during 2006, and overall growth in the business.

Investing Activities

CBIZ’s investing activities typically result in a net use of cash, and generally consist of: payments towards business acquisitions, other intangible assets and capital expenditures, proceeds received from divestitures and discontinued operations, and activity related to notes receivable. Capital expenditures during the years ended December 31, 2007, 2006 and 2005 primarily consisted of investments in technology, leasehold improvements, and purchases of furniture and equipment.

Investing uses of cash during the year ended December 31, 2007 consisted of $58.2 million of net cash used towards business acquisitions, $1.6 million for the acquisition of intangible assets and $6.1 million for net capital expenditures. These investing uses of cash were partially offset by $28.2 million in proceeds from the sale of divested and discontinued operations, $7.9 million in proceeds from the sale of an investment and $0.5 million in net collections on notes receivable.

Investing uses of cash during the year ended December 31, 2006 primarily consisted of $22.1 million of net cash used towards business acquisitions, $2.4 million for the acquisition of other intangible assets and $6.1 million for net capital expenditures. These investing uses of cash were partially offset by $7.3 million in proceeds received from the sale of discontinued operations, and $1.9 million in net collections on notes receivable.

Investing uses of cash during the year ended December 31, 2005 primarily consisted of $12.6 million of net cash used toward business acquisitions and $6.3 million for net capital expenditures, and were partially offset by $2.1 million in proceeds received from the sale of divested and discontinued operations and $1.7 million in net collections on notes receivable.

Cash flows from investing activities also include investing activities of discontinued operations, which primarily relate to capital expenditures. Investing cash flows used in discontinued operations were $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, activity related to our convertible notes, repurchases of CBIZ common stock and proceeds from the exercise of stock options.

Financing uses of cash during the year ended December 31, 2007 included $38.1 million in cash used to repurchase approximately 5.2 million shares of CBIZ common stock, and $0.5 million in net payments towards notes payable and capitalized leases. These uses of cash were substantially offset by sources of cash which included $30.0 million in net proceeds from the credit facility and $7.7 million in proceeds from the exercise of stock options including tax benefits.

Financing uses of cash during the year ended December 31, 2006 included $32.2 million in net payments toward the credit facility, $74.5 million in cash used to repurchase 9.7 million shares of CBIZ common stock, $3.6 million in cash paid for debt issuance costs (primarily related to the convertible senior subordinated notes), and $0.7 million in net payments towards notes payable and capitalized leases. These uses of cash were substantially offset by sources of cash which included $100.0 million in proceeds from the issuance of convertible senior subordinated notes, and $8.7 million in proceeds from the exercise of stock options including tax benefits.

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

Obligations and Commitments

CBIZ’s aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter

Convertible notes	$100,000	$—	$—	$—	$—	$—	$100,000
Interest on convertible notes	57,813	3,125	3,125	3,125	3,125	3,125	42,188
Credit facility	30,000	—	—	—	—	30,000	—
Notes payable	11,302	10,602	700	—	—	—	—
Capitalized leases	491	417	74	—	—	—	—
Restructuring lease obligations(1)	20,186	4,316	3,616	3,204	2,930	2,611	3,509
Non-cancelable operating lease obligations(1)	162,728	32,595	28,093	23,628	19,637	17,406	41,369
Letters of credit in lieu of cash security deposits	3,699	1,386	1,000	535	200	—	578
Performance guarantees for non-consolidated affiliates	1,383	883	500	—	—	—	—
License bonds and other letters of credit	1,392	—	—	—	—	—	1,392

Total	$388,994	$53,324	$37,108	$30,492	$25,892	$53,142	$189,036

(1)	Excludes cash expected to be received under subleases.

The above table does not reflect $7.4 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions in accordance with FIN 48, since we are unable to determine a reasonably reliable estimate of the timing of the future payments.

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

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.4 million and $1.7 million at December 31, 2007 and 2006, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits. Letters of credit totaled $3.7 million and $2.0 million at December 31, 2007 and 2006, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at December 31, 2007 and 2006 was $1.4 million and $1.6 million, respectively.

CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2007, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Interest Rate Risk Management

CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. During the years ended December 31, 2007 and 2006, management did not utilize interest rate swaps. In December 2007, CBIZ entered into an arrangement effective in January 2008 to swap $10.0 million of its floating rate debt into fixed rate debt for two years to mitigate our interest rate risk. This swap agreement had no impact on the financial statements for the year ended December 31, 2007. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

During 2006, CBIZ sold $100.0 million in convertible senior subordinated notes (“Notes”) bearing a fixed interest rate of 3.125% to qualified institutional buyers. As the Notes mature on June 1, 2026 and have call protection until June 6, 2011, we believe this low cost of borrowing mitigates our interest rate risk.

In connection with payroll services provided to clients, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in short-term investments, including Auction Rate Securities (“ARS”), which have historically been highly liquid. In accordance with our investment policy, all investments carry an investment grade rating at the time of initial investment. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for further discussion of ARS. The interest income on these short-term investments mitigates the interest rate risk for the borrowing costs of CBIZ’s credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility float based on market conditions.

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

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. These criteria are in accordance with GAAP and SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104 “Revenue Recognition” (SAB 104).

Contract terms are typically contained in a signed agreement with our clients (or when applicable, other third parties) which generally define the scope of services to be provided, pricing of services, and payment terms generally ranging from invoice date to 90 days after invoice date. Billing may occur prior to, during, or upon completion of the service. We typically do not have acceptance provisions or right of refund arrangements included in these agreements. Contract terms vary depending on the scope of service provided, deliverables, and complexity of the engagement.

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

Financial Services — Revenue primarily consists of fees for services rendered to our clients for accounting services, preparation of tax returns, consulting services, compliance projects, services pursuant to administrative service agreements (described under “Variable Interest Entities”), and valuation services including fairness opinions, business plans, litigation support, purchase price allocations and derivative valuations. Clients are billed for these services based upon either a time and expense model, a predetermined agreed-upon fixed fee, or as a percentage of savings. Revenue recognition as it pertains to each of these arrangements is as follows:

•	Time and Expense Arrangements — Revenue is recognized based upon actual hours incurred on client projects at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

•	Fixed Fee Arrangements — Revenue for fixed-fee arrangements is recognized over the performance period based upon progress towards completion, which is determined based upon actual hours incurred on the client project compared to estimated total hours to complete the client project.

•	Contingent Revenue Arrangements — Revenue is recognized when savings to the client is determined and collection is reasonably assured.

•	Administrative Service Agreement Revenue — Revenue for administrative service fees is recognized as services are provided, based upon actual hours incurred.

Employee Services — Revenue consists primarily of brokerage and agency commissions, fee income for administering health and retirement plans and payroll service fees. Revenue also includes investment income related to client payroll funds that are held in CBIZ accounts, as is industry practice. A description of the revenue recognition, based on the service provided, insurance product sold, and billing arrangement, is provided below.

•	Commissions Revenue — Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured’s (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the data necessary from the carriers to properly record revenue becomes available; and life insurance commissions are recognized when the policy becomes effective. Commission revenue is reported net of sub-broker commissions, and reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

Commissions which are based upon certain performance targets are recognized at the earlier of written notification that the target has been achieved, or cash collection.

•	Fee income — Fee income is recognized in the period in which services are provided, and may be based on predetermined agreed-upon fixed fees, actual hours incurred on an hourly fee basis, or asset-based fees. Revenue for fixed-fee arrangements is recognized on a straight-line basis over the contract period, as these services are provided to clients continuously throughout the term of the arrangement. Revenue which is based upon actual hours incurred is recognized as services are performed.

Revenue for asset-based fees is recognized when the data necessary to compute revenue is determinable, which is typically when either, market valuation information is available, the data necessary to compute our fees is made available by third party administrators or when cash is received. CBIZ only recognizes revenue when cash is received for those arrangements where the data necessary to compute our fees is not available to the Company in a timely manner.

•	Payroll — Revenue related to payroll processing fees is recognized when the actual payroll processing occurs. Revenue related to investment income earned on payroll funds is based upon actual amounts earned on those funds and is recognized in the period that the income is earned.

Medical Management Professionals — Revenue is primarily related to fees charged to clients for billing, collection and full-practice management services, which are charged to clients based upon a percentage of net collections on our clients’ patient accounts or a fee per transaction processed. Revenue also relates to fees charged to clients for statement mailing services. The revenue recognition as it pertains to each of these arrangements is as follows:

•	Fee income — For those arrangements where fees to clients are determined based upon a percentage of net collections, revenue is determinable, earned and recognized when payments are received by our clients on their patient accounts. For those arrangements where clients are charged a fee for each transaction processed, revenue is recognized proportionately over a predetermined service period.

•	Statement mailing services — Revenues for statement mailing services are recognized when statements are processed and mailed.

National Practices — The business units that comprise this practice group offer a variety of services. A description of revenue recognition associated with the primary services is provided below.

Technology Consulting — Revenue consists of consulting services and sales of hardware, software and service agreement contracts.

•	Consulting Services — Consulting services primarily relate to the maintenance and repair of hardware. These services are charged to customers based upon time and material, cost-plus an agreed-upon markup percentage, or a predetermined agreed-upon fixed fee. Revenue related to consulting services is recognized as services are performed or upon acceptance by the client, depending on the client contract terms.

•	Service Agreement Contracts — Revenue associated with service agreement contracts is recognized on a straight line basis over the period of the agreement.

•	Hardware — Revenue associated with hardware sales is recognized upon delivery and acceptance of the product.

•	Software, Post Contract Support and Installation Services — CBIZ is a re-seller of software and post contract support (“PCS”) that is provided by software vendors. CBIZ also provides installation and implementation services that do not involve significant production or modification of software. Revenue related to software, PCS and installation services is recognized in accordance with SOP 97-2.

CBIZ sells installation and implementation services and PCS on a stand-alone basis. Software is typically sold with installation and implementation services. Revenue is allocated to each element based upon vendor specific objective evidence of fair value which is commensurate with prices charged to the customers for these items. Revenue related to the sale of software and PCS is recognized upon delivery, and installation and implementation service revenues are recognized as the services are performed.

Health Care Consulting — Clients are billed for health care consulting services based upon a predetermined agreed-upon fixed fee, time and expense, or as a percentage of savings. Revenue for fixed fee and time and expense arrangements is recognized over the performance period based upon actual hours incurred, and revenue that is contingent upon savings is recognized after contingencies have been resolved and verified by a third party.

Mergers & Acquisitions and Capital Advisory — Clients are billed monthly for non-refundable retainer fees, or upon the completion of a transaction (success fees). Revenue associated with non-refundable retainer fees is recognized on a straight-line basis over the life of the engagement, as services are performed throughout the term of the contract period of the arrangement. Revenue associated with success fee transactions is recognized when the transaction is completed.

Valuation of Accounts Receivable and Notes Receivable

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Specifically, management must make estimates of the collectibility of accounts receivable, including unbilled accounts receivable related to current period service revenue. Management analyzes historical bad debts, client credit-worthiness, the age of accounts receivable and current economic trends and conditions when evaluating the adequacy of the allowance for doubtful accounts and the collectibility of notes receivable. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result if management made different judgments or utilized different estimates.

Valuation of Goodwill

CBIZ utilizes the purchase method of accounting for all business combinations in accordance with Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations.” Intangible assets, which include client lists and non-compete agreements, are amortized by the straight-line method over their expected period of benefit, not to exceed ten years.

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There was no goodwill impairment during the years ended December 31, 2007, 2006 or 2005.

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

Income Taxes

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves management judgment. Management estimates an annual effective tax rate (which takes into consideration expected full-year results), which is applied to our quarterly operating results to determine the provision for income tax expense. In the event there is a significant, unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. In addition, we establish reserves for tax contingencies in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). CBIZ adopted the provisions of FIN 48 on January 1, 2007. See Note 1, “Summary of Significant Accounting Policies” and Note 6, “Income Taxes” to the accompanying consolidated financial statements for further information.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. CBIZ does not expect the adoption of SFAS No. 157 will have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. SFAS No. 159 is effective January 1, 2008. CBIZ does not expect the adoption of SFAS No. 159 will have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, b) recognizes and measures the goodwill acquired, and c) determines what information to disclose. SFAS No. 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition, and that changes in acquired tax contingencies, including those existing at the date of adoption, be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. CBIZ is currently evaluating the impact of adoption of SFAS No. 141R on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. This statement is effective for CBIZ beginning January 1, 2009. CBIZ is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by the Bank of America, would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at December 31, 2007 was $30.0 million. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2007, interest expense would increase or decrease approximately $0.3 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. In December 2007, CBIZ entered into an arrangement effective in January 2008 to swap $10.0 million of its floating rate debt into fixed rate debt for two years to mitigate the Company’s interest rate risk. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

In connection with CBIZ’s payroll business, funds held for clients are segregated and invested in short-term investments, including ARS. ARS are variable debt instruments with longer stated maturities whose interest rates are reset at pre-determined short-term intervals through a Dutch auction system. CBIZ invests a portion of funds held for clients in ARS as they typically generate higher rates of return than money market investment alternatives. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial investment. As of February 29, 2008, CBIZ held $23.5 million in ARS investments.

The credit markets are currently experiencing uncertainty which has impacted the ARS markets primarily due to failed auctions as a result of sell orders exceeding buy orders. As of December 31, 2007, CBIZ had not experienced any failed auctions with respect to ARS held in its portfolio. However, as a result of the market conditions since December 31, 2007, CBIZ has experienced failed auctions with ARS investments during the first quarter of 2008, and one of these investments was downgraded below the minimum rating required of the Company’s investment policy. The remainder of the investments continue to carry an investment grade rating.

Although we have experienced some failed auctions with regards to ARS, CBIZ believes it has adequate liquidity to operate and settle client obligations as the majority of CBIZ’s client funds are invested in highly-liquid short-term money market funds.

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

There were no changes in our Internal Controls that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

CBIZ’s independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of CBIZ’s internal controls over financial reporting which appears in Item 8 of this Annual Report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2008 Annual Stockholders’ Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ’s fiscal year.

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

Name	Age	Position(s)

Executive Officers and Directors:
Steven L. Gerard(1)	62	Chairman and Chief Executive Officer
Rick L. Burdick(1)(3)	56	Lead Director and Vice Chairman
Michael H. DeGroote	47	Director
Joseph S. DiMartino(3)(4)	64	Director
Harve A. Ferrill(2)(3)	75	Director
Richard C. Rochon(2)(3)(4)	50	Director
Todd Slotkin(3)(4)	55	Director
Donald V. Weir(2)(3)	66	Director
Jerome P. Grisko, Jr.(1)	46	President and Chief Operating Officer
Ware H. Grove	57	Senior Vice President and Chief Financial Officer
David Sibits	56	Senior Vice President, Financial Services
Robert A. O’Byrne	51	Senior Vice President, Employee Services
George A. Dufour	61	Senior Vice President and Chief Technology Officer
Mark M. Waxman	51	Senior Vice President of Marketing
Teresa E. Bur	43	Senior Vice President, Human Resources
Michael P. Kouzelos	39	Senior Vice President, Strategic Initiatives
Michael W. Gleespen	49	Secretary and General Counsel
Other Key Employees:
G. Darrell Hulsey	38	President, MMP
Chris Spurio	42	Vice President, Finance
Kelly J. Kuna	37	Treasurer
Robert A. Bosak	40	Controller

(1)	Member of Management Executive Committee

(2)	Member of Audit Committee

(3)	Member of Nominating & Governance Committee

(4)	Member of Compensation Committee

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

Rick L. Burdick has served as a Director of CBIZ since October 1997, when he was elected as an independent director. On May 17, 2007, Mr. Burdick was elected by the Board to be its Lead Director, a non-officer position. Previously, in October 2002, he was elected by the Board as Vice Chairman, a non-officer position. Mr. Burdick has been a partner at the law firm of Akin Gump Strauss Hauer & Feld LLP since April 1988. Mr. Burdick serves on the Board of Directors of AutoNation, Inc.

Michael H. DeGroote, son of CBIZ, Inc. founder Michael G. DeGroote, was appointed a Director of CBIZ in November, 2006. Mr. DeGroote currently serves as President of Westbury International, a full-service real estate development company, specializing in commercial/industrial land, residential development and property management. Prior to joining Westbury, Mr. DeGroote was Vice President of MGD Holdings and previously held a management position with Cooper Corporation. Mr. DeGroote serves on the Board of Governors of McMaster University in Hamilton, Ontario.

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

Harve A. Ferrill has served as a Director of CBIZ since October 1996, when he was elected as an independent director. Mr. Ferrill served as Chief Executive Officer and Chairman of Advance Ross Corporation, a company that provides tax refunding services, from 1992 to 1996. Mr. Ferrill served as President of Advance Ross Corporation from 1990 to 1992. Since 1996, Advance Ross has been a wholly-owned subsidiary of Cendant Corporation. Mr. Ferrill has served as President of Ferrill-Plauche Co., Inc., a private investment company, since 1982.

Richard C. Rochon has served as a Director of CBIZ since October 1996, when he was elected as an independent director. Mr. Rochon is Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management firm that he founded in March 2002. From 1985 to February 2002 Mr. Rochon served in various capacities with, and most recent as President of, Huizenga Holdings, Inc., a management and holding company owned by H. Wayne Huizenga. Mr. Rochon has also served as a director of, and is currently Chairman of, Devcon International a provider of electronic security services since July 2004. Additionally, Mr. Rochon has been a director of, and is currently Chairman of, SunAir Services, Inc., a provider of pest-control and lawn care services since February 2005. Mr. Rochon was a director of Bancshares of Florida, a full-service commercial bank from 2002 until 2007. In September 2005 Mr. Rochon became Chairman and CEO of Coconut Palm Acquisition Corp., a newly organized blank check company. Mr. Rochon was also employed as a certified public accountant by the public accounting firm of Coopers and Lybrand from 1979 to 1985. Mr. Rochon received his B.S. in accounting from Binghamton University in 1979 and Certified Public Accounting designation in 1981.

Todd Slotkin has served as a Director of CBIZ since September 2, 2003, when he was elected as an independent director. From 2006 to 2007 Mr. Slotkin served as a Managing Director of Matixis Capital Markets. From 1992 to 1998 he served as SVP of MacAndrews & Forbes Holdings, and as EVP and CFO of publicly owned M&F Worldwide from 1999 to 2006. Prior to 1992, Mr. Slotkin spent 17 years with Citicorp, ultimately serving as senior managing director and senior credit officer. Mr. Slotkin serves on the Board of Managers of AlliedBarton and the Board of Directors of TransTech Pharma; formerly served as director of CalFed Bank; and is Chairman, Director and co-founder of the Food Allergy Initiative.

Donald V. Weir has served as a Director of CBIZ since September 2, 2003, when he was elected as an independent director. Mr. Weir is Vice President of Private Equity for Sanders Morris Harris Group Inc. and has been with SMHG for the past eight years. Prior to this Mr. Weir was CFO and director of publicly-held Deeptech International and two of its subsidiaries, Tatham Offshore and Leviathan Gas Pipeline Company, both of which were publicly-held companies. Prior to his employment with Deeptech, Mr. Weir worked for eight years with Sugar Bowl Gas

Corporation, as Controller and Treasurer and later in a consulting capacity. Mr. Weir was associated with Price Waterhouse, an international accounting firm, from 1966 to 1979.

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

David Sibits is Senior Vice President, Financial Services. Prior to joining CBIZ in May, 2007, Mr. Sibits was Executive Managing Director of RSM McGladrey’s Ohio region. Prior to RSM McGladrey’s acquisition of American Express Tax and Business Services (TBS), he was the Executive Managing Director of the TBS Eastern Region, which included 35 offices in 13 states. Mr. Sibits was an integral member of the TBS senior leadership team and worked with his colleagues at RSM McGladrey to ensure a smooth integration with TBS. Mr. Sibits was also the Managing Shareholder of Hausser & Taylor LLC from 1992 to January 2004.

Robert A. O’Byrne has served as the Senior Vice President, Employee Services of CBIZ since December 1998 and is responsible for CBIZ’s Employee Services division. Mr. O’Byrne served as President and Chief Executive Officer of employee benefits brokerage/consulting firms Robert D. O’Byrne and Associates, Inc. and The Grant Nelson Group, Inc. prior to their acquisition by CBIZ in December 1997. Mr. O’Byrne has more than 25 years of experience in the insurance and benefits consulting field.

George A. Dufour was appointed Senior Vice President and Chief Technology Officer in July 2001. Prior to joining CBIZ, Mr. Dufour served as Corporate Director of Information Access Services for University Hospitals Health Systems (UHHS), where he achieved substantial cost savings by consolidating IS resources throughout the health system. Prior to joining UHHS in 1999, Mr. Dufour acted as Vice President and CIO for Akron General Health Systems. From 1986 through 1994, Mr. Dufour was with Blue Cross/Blue Shield of Ohio (BCBSO) and served most recently there as Director of Information Systems Development. MR. Dufour also served as Vice President of MIS for Mutual Health Services, a subsidiary of BCBSO. Mr. Dufour commenced his career in information technology, which includes tenures at Cook United, Cole National Corporation, General Tire & Rubber, Picker Corporation, and Sherwin Williams, in 1971 as the Director of Education for the Institute of Computer Management, a division of Litton Industries. Mr. Dufour is a member of the northeast Ohio chapter of Society for Information Management (SIM) and the National Information Technology Alliance for Professional Services firms. Mr. Dufour was awarded the 2007 Northeast Ohio CIO of the Year award from the Northeast Ohio Software Association. Mr. Dufour earned his MBA from Baldwin Wallace College.

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

Michael W. Gleespen has served as Corporate Secretary since April 2001 and General Counsel since June 2001. Mr. Gleespen is an attorney and has served as CBIZ’s Vice President of Regulatory Compliance and Accountancy Compliance Officer and Technical Director since February 1998. Prior to joining CBIZ, Mr. Gleespen was an Assistant Ohio Attorney General in the Business & Government Regulation Section and the Court of Claims Defense Section from 1988 until 1998, during which time he was counsel to the Ohio Accountancy Board, the Ohio State Teachers Retirement System and represented many other state departments and agencies. Mr. Gleespen also held the post of Associate Attorney General for Pension, Disability and Annuity Plans and was the Co-Chairman of the Public Pension Plan Working Group. Mr. Gleespen is a member of the Society of Corporate Secretaries and Governance Professionals.

Other Key Employees:

G. Darrell Hulsey is the President of MMP. Mr. Hulsey is an experienced healthcare industry professional specializing in operations management, regulatory compliance, information system design and implementation, third party contracting and strategic planning. Mr. Hulsey’s operations management experience includes creation and oversight of physician business offices, accounts receivable management, systems design and administration, benchmarking, and overall process design and administration. His regulatory work includes creating the MMP Compliance Program, as well as advising medical practices on Medicare and Medicaid compliance, fraud and abuse, general compliance issues and administrating compliance activities. He is a member of the Radiology Business Managers Association, American Pathology Foundation, Medical Group Management Association, and Health Care Compliance Association, and has previously served on the International Billing Association Compliance Committee. Mr. Hulsey graduated from the University of Alabama with degrees in health administration and accounting. He joined MMP in July 1994, and is based in Knoxville, Tennessee.

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

Robert A. Bosak joined CBIZ in September 2001 and has served as Corporate Controller since April 2005. Prior to joining CBIZ, Mr. Bosak served as Corporate Controller and Director of Financial Operations for BridgeStreet Accommodations from February 1998 through June 2001. Prior to joining BridgeStreet Accommodations,

Mr. Bosak was Corporate Controller of the Rock and Roll Hall of Fame and Museum, from June 1993 through February 1998. Mr. Bosak also worked in the public accounting industry with two Cleveland based firms from 1987 to 1993. Mr. Bosak is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

Item 11.	Executive Compensation.

Information with respect to this item is incorporated by reference from the discussion under the heading “Executive Compensation” in CBIZ’s Definitive Proxy Statement for the 2008 Annual Stockholders’ Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2008 Annual Stockholders’ Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ’s fiscal year.

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

A director is considered independent under NYSE rules if the Board of Directors determines that the director does not have any direct or indirect material relationship with CBIZ. Mr. Gerard is an employee of CBIZ and therefore has been determined by the Nominating and Governance Committee and the full Board to fall outside the definition of “independent director”. Rick L. Burdick, Michael H. DeGroote, Joseph S. DiMartino, Harve A. Ferrill, Richard C. Rochon, Todd J. Slotkin, and Donald V. Weir are Non-Employee Directors of CBIZ. The Nominating and Governance Committee and the Board of Directors have determined that each of Rick L. Burdick, Joseph S. DiMartino, Harve A. Ferrill, Richard C. Rochon, Todd J. Slotkin, and Donald V. Weir are “independent directors” within the meaning of the rules of the NYSE, since they had no material relationship with the Company other than their status and payment as Non-Employee Directors, and as Shareholders. The Nominating and Governance Committee and the Board of Directors have determined that Mssrs. DiMartino, Ferrill, Rochon, Slotkin and Weir are independent under the SEC’s audit committee independence standards.

In connection with these independence determinations, the Nominating and Governance Committee and the Board of Directors considered all of the relationships between each director and CBIZ, and in particular the following relationships:

•	Rick L. Burdick, a Director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (Akin, Gump). Akin, Gump performed legal work for CBIZ during 2007, 2006 and 2005 for which the firm received approximately $0.8 million, $0.6 million, and $0.1 million from CBIZ, respectively. The Nominating and Governance Committee and the Board of Directors have determined that Mr. Burdick should be considered an “independent director” under the meaning of the NYSE rules, since the amounts paid to the law firm of Akin Gump Strauss Hauer & Feld LLP for legal representation of CBIZ throughout 2007 were not collectively significant under the NYSE rules governing director independence.

•	The Committee and the Board determined that Michael H. DeGroote should not be considered an “independent director” under the meaning of the NYSE rules, primarily in light of his familial relationship to a significant stockholder of the Company. Mr. DeGroote is the son of Michael G. DeGroote, the Company’s largest single shareholder for the purposes of determining independence. He is also an officer or director of various privately held companies that obtain several types of insurance coverage through a subsidiary of CBIZ, Inc. The commissions paid to this subsidiary were approximately $0.2 million.

•	Richard C. Rochon, a Director of CBIZ, is also an officer or director of various entities which secure several types of insurance coverage through a subsidiary of CBIZ, Inc. However, the commissions paid to this subsidiary for the purpose of securing such coverage, totaling approximately $0.2 million for the year ended December 31, 2007, do not collectively appear significant under the NYSE rules governing director independence. Therefore, the Nominating and Governance Committee and the Board of Directors determined that Mr. Rochon should be considered an “independent director”.

A number of the businesses acquired by CBIZ are located in properties that are indirectly owned by persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $0.8 million, $0.6 million and $1.3 million for the years ended 2007, 2006 and 2005, respectively, under such leases which management believes were at market rates.

Robert A. O’Byrne, a Senior Vice President, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O’Byrne was an owner. The partnership received approximately $0.2 million, $0.2 million and $0.3 million from CBIZ during the years ended December 31, 2007, 2006 and 2005, respectively.

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

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $1.4 million and $1.7 million as of December 31, 2007 and 2006, respectively. In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and its amendments, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

Item 14.	Principal Accounting Fees and Services.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2008 Annual Stockholders’ Meeting to be filed with the Securities and Exchange Commission no later than 120 days after the end of CBIZ’s fiscal year.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated October 17, 1996 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company effective December 23, 1997 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).
3.4	Certificate of Amendment of the Certificate of Incorporation of the Company dated September 10, 1998 (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
3.5	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).
3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
3.7	Amendment to Amended and Restated Bylaws of the Company dated November 1, 2007 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 7, 2007 and incorporated herein by reference).
4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
4.2	Employee Stock Investment Plan (filed as exhibit 4.4 to the Company’s Report on Form S-8 filed June 1, 2001, and incorporated herein by reference).
4.3	Indenture, dated as of May 30, 2006, between CBIZ, Inc. and U.S. Bank National Association as Trustee (filed as exhibit 4.1 to CBIZ’s Current Report on Form 8-K dated May 23, 2006 and incorporated herein by reference).
4.4	Registration Rights Agreement, dated as of May 30, 2006, between CBIZ, Inc. and Banc of America Securities, LLC (filed as exhibit 4.2 to CBIZ’s Current Report on Form 8-K dated May 23, 2006 and incorporated herein by reference).
10.1	2002 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders dated April 1, 2002 and incorporated herein by reference).

Exhibit No.		Description

10.2		Severance Protection Agreement by and between the Company and Jerome P. Grisko, Jr. (filed as exhibit 10.11 to the Company’s Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.3		Employment Agreement by and between the Company and Ware H. Grove (filed as exhibit 10.14 to the Company’s Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.4		Credit Agreement dated as of February 13, 2006 Among the Company, Bank of America, N.A., as Agent, a Lender, Issuing Bank and Swing Line Bank, and The Other Financial Institutions Party Hereto Banc of America Securities, LLC as Sole Lead Arranger and Book Manager (filed as exhibit 10.14 to the Company’s Report on Form 8-K dated February 13, 2006, and incorporated herein by reference).
10.5		Amendment No. 1 to Credit Agreement dated as of May 23, 2006 by and among CBIZ, Inc., the several financial institutions from time to time party to the Credit Agreement and Bank of America, N.A., as administrative agent (filed as exhibit 10.1 to CBIZ’s Report on Form 8-K dated May 23, 2006, and incorporated herein by reference).
10.6		Waiver and Second Amendment to Credit Agreement dated as of March 12, 2007 by and among CBIZ, Inc., the Guarantors, the several financial institutions from time to time party to the Credit Agreement and Bank of America, N.A., as administrative agent (filed as exhibit 10.9 to the Company’s Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).
10.7		Amended Employment Agreement by and between the Company and Steven L. Gerard (filed as exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 8, 2007, and incorporated herein by reference).
10	.8*	Employment Agreement by and between the Company and David J. Sibits, dated April 17, 2007.
10.9		Amendment No. 3 to Credit Agreement dated as of November 16, 2007, by and among CBIZ, Inc., the several financial institutions from time to time party to the Credit Agreement and Bank of America, N.A., as administrative agent (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2007, and incorporated herein by reference).
21	.1*	List of Subsidiaries of CBIZ, Inc.
23*		Consent of KPMG LLP
24*		Powers of attorney (included on the signature page hereto).
31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CBIZ, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBIZ, Inc.
(Registrant)

By	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
March 17, 2008

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

/s/ Steven L. Gerard Steven L. Gerard Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Joseph S. DiMartino Joseph S. DiMartino Director

/s/ Ware H. Grove Ware H. Grove Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Harve A. Ferrill Harve A. Ferrill Director

/s/ Michael H. DeGroote Michael H. DeGroote Director	/s/ Richard C. Rochon Richard C. Rochon Director

/s/ Rick L. Burdick Rick L. Burdick Director	/s/ Todd Slotkin Rick L. Burdick Director

/s/ Donald V. Weir Donald V. Weir Director

CBIZ, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CBIZ, Inc.:

We have audited CBIZ, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9A of Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CBIZ, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Cleveland, Ohio
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CBIZ, Inc.:

We have audited the accompanying consolidated financial statements of CBIZ, Inc. and subsidiaries (Company) as listed in the accompanying index on page F-1. In connection with our audit of the consolidated financial statements we have also audited the financial statement schedule as listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBIZ, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainties in income taxes as of January 1, 2007, as well as a change in method of accounting for stock-based compensation and method of quantifying errors effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CBIZ, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Cleveland, Ohio
March 17, 2008

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In thousands, except per share data)

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$12,144	$12,971
Restricted cash	15,402	17,507
Accounts receivable, net	116,281	104,294
Notes receivable — current, net	1,722	2,161
Deferred income taxes — current	4,783	3,230
Other current assets	10,110	8,968
Assets of discontinued operations	603	17,989

Current assets before funds held for clients	161,045	167,120
Funds held for clients	88,048	84,441

Total current assets	249,093	251,561
Property and equipment, net	26,279	26,988
Notes receivable — non-current, net	2,017	2,486
Deferred income taxes — non-current	5,367	8,194
Goodwill and other intangible assets, net	268,957	206,561
Assets of deferred compensation plan	22,157	17,120
Other assets	4,122	5,372

Total assets	$577,992	$518,282

LIABILITIES
Current liabilities:
Accounts payable	$27,301	$27,746
Income taxes payable — current	—	3,728
Accrued personnel costs	40,306	35,965
Notes payable — current	10,602	8,317
Other current liabilities	13,969	10,717
Liabilities of discontinued operations	3,744	4,971

Current liabilities before client fund obligations	95,922	91,444
Client fund obligations	88,048	84,441

Total current liabilities	183,970	175,885

Convertible notes	100,000	100,000
Bank debt	30,000	—
Income taxes payable — non-current	8,029	—
Deferred compensation plan obligations	22,157	17,120
Other non-current liabilities	7,390	8,699

Total liabilities	351,546	301,704

STOCKHOLDERS’ EQUITY

Common stock, par value $0.01 per share; Shares authorized 250,000; Shares issued 104,151 and 101,754; Shares outstanding 64,637 and 67,416	1,041	1,018
Additional paid-in capital	477,804	465,319
Accumulated deficit	(37,414)	(72,917)
Treasury stock, 39,514 and 34,338 shares	(214,883)	(176,773)
Accumulated other comprehensive loss	(102)	(69)

Total stockholders’ equity	226,446	216,578

Total liabilities and stockholders’ equity	$577,992	$518,282

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands, except per share data)

	2007	2006	2005

Revenue	$643,899	$587,228	$536,718
Operating expenses	563,540	516,255	472,121

Gross margin	80,359	70,973	64,597
Corporate general and administrative expense	30,609	30,374	30,103

Operating income	49,750	40,599	34,494
Other income (expense):
Interest expense	(4,617)	(3,357)	(3,109)
Gain on sale of operations, net	144	21	314
Other income, net	10,604	4,936	4,004

Total other income, net	6,131	1,600	1,209
Income from continuing operations before income tax expense	55,881	42,199	35,703
Income tax expense	22,592	16,709	14,415

Income from continuing operations	33,289	25,490	21,288
Loss from operations of discontinued operations, net of tax	(2,331)	(2,000)	(6,165)
Gain on disposal of discontinued operations, net of tax	3,882	911	3,550

Net income	$34,840	$24,401	$18,673

Earnings (loss) per share:
Basic:
Continuing operations	$0.51	$0.36	$0.29
Discontinued operations	0.03	(0.02)	(0.04)

Net income	$0.54	$0.34	$0.25

Diluted:
Continuing operations	$0.50	$0.35	$0.28
Discontinued operations	0.03	(0.02)	(0.04)

Net income	$0.53	$0.33	$0.24

Basic weighted average common shares outstanding	65,061	71,004	74,448

Diluted weighted average common shares outstanding	66,356	73,052	76,827

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

							Accumulated
	Issued		Additional				Other
	Common	Common	Paid-In	Accumulated	Treasury	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Shares	Stock	Loss	Totals

December 31, 2004	96,407	$964	$444,584	$(113,387)	20,756	$(85,650)	$(14)	$246,497

Comprehensive income:
Net income	—	—	—	18,673	—	—	—	18,673
Foreign currency translation adjustments	—	—	—	—	—	—	(12)	(12)

Total comprehensive income								18,661
Share repurchases	—	—	—	—	3,803	(16,667)	—	(16,667)
Restricted stock	247	2	453	—	—	—	—	455
Stock options exercised	1,658	17	4,157	—	—	—	—	4,174
Tax benefit from employee share plans	—	—	1,244	—	—	—	—	1,244
Business acquisitions and contingent payments	69	1	296	—	—	—	—	297

December 31, 2005	98,381	$984	$450,734	$(94,714)	24,559	$(102,317)	$(26)	$254,661

Cumulative effect of adjustments from the adoption of SAB 108, net of taxes	—	—	—	(2,604)	—	—	—	(2,604)

January 1, 2006	98,381	$984	$450,734	$(97,318)	24,559	$(102,317)	$(26)	$252,057

Comprehensive income:
Net income	—	—	—	24,401	—	—	—	24,401
Foreign currency translation adjustments	—	—	—	—	—	—	(43)	(43)

Total comprehensive income								24,358
Share repurchases	—	—	—	—	9,731	(74,515)	—	(74,515)
Restricted stock	151	1	(1)	—	—	—	—	—
Stock options exercised	2,552	26	5,660	—	—	—	—	5,686
Share-based compensation	—	—	1,940	—	—	—	—	1,940
Tax benefit from employee share plans	—	—	3,003	—	—	—	—	3,003
Business acquisitions and contingent payments	607	6	3,997	—	—	—	—	4,003
Other	63	1	(14)	—	48	59	—	46

December 31, 2006	101,754	$1,018	$465,319	$(72,917)	34,338	$(176,773)	$(69)	$216,578

Adoption of FASB Interpretation No. 48	—	—	—	663	—	—	—	663

January 1, 2007	101,754	$1,018	$465,319	$(72,254)	34,338	$(176,773)	$(69)	$217,241

Comprehensive income:
Net income	—	—	—	34,840	—	—	—	34,840
Foreign currency translation adjustments	—	—	—	—	—	—	(45)	(45)
Change in unrealized appreciations, net of tax	—	—	—	—	—	—	12	12

Total comprehensive income								34,807
Share repurchases	—	—	—	—	5,176	(38,110)	—	(38,110)
Restricted stock	243	2	(2)	—	—	—	—	—
Stock options exercised	2,007	20	4,679	—	—	—	—	4,699
Share-based compensation	—	—	2,294	—	—	—	—	2,294
Tax benefit from employee share plans	—	—	2,998	—	—	—	—	2,998
Business acquisitions and contingent payments	281	3	2,512	—	—	—	—	2,515
Other	(134)	(2)	4	—	—	—	—	2

December 31, 2007	104,151	$1,041	$477,804	$(37,414)	39,514	$(214,883)	$(102)	$226,446

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	2007	2006	2005

Cash flows from operating activities:
Net income	$34,840	$24,401	$18,673
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations of discontinued operations, net of tax	2,331	2,000	6,165
Gain on sale of investment	(7,259)	—	—
Gain on disposal of discontinued operations, net of tax	(3,882)	(911)	(3,550)
Gain on sale of operations, net	(144)	(21)	(314)
Provision for credit losses and bad debt, net of recoveries	4,109	3,645	4,704
Notes payable extinguishment	(65)	(65)	(65)
Depreciation and amortization expense	15,971	15,882	14,214
Impairment of capitalized software	524	—	—
Deferred income taxes	(824)	(2,463)	(2,395)
Excess tax benefits from share based payment arrangements	(2,998)	(3,003)	1,244
Employee stock awards	2,294	1,940	222
Changes in assets and liabilities, net of acquisitions and divestitures
Restricted cash	2,105	(7,516)	216
Accounts receivable, net	(12,329)	(11,791)	(5,686)
Other assets	(2,575)	(862)	(2,779)
Accounts payable	(1,291)	1,637	760
Income taxes	(3,043)	4,879	6,177
Accrued personnel costs	3,109	246	11,772
Other liabilities	47	(1,025)	434

Net cash provided by continuing operations	30,920	26,973	49,792
Operating cash flows (used in) provided by discontinued operations	(790)	1,243	4,510

Net cash provided by operating activities	30,130	28,216	54,302

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(58,186)	(22,090)	(12,611)
Acquisition of other intangible assets	(1,613)	(2,425)	—
Proceeds from sale of investment	7,864	—	—
Proceeds from sales of divested operations and client lists	398	21	133
Proceeds from sales of discontinued operations	27,772	7,325	2,000
Additions to notes receivable	(100)	—	—
Payments received on notes receivable	565	1,895	1,672
Additions to property and equipment, net	(6,111)	(6,076)	(6,284)
Investing cash flows used in discontinued operations	(476)	(514)	(601)

Net cash used in investing activities	(29,887)	(21,864)	(15,691)

Cash flows from financing activities:
Proceeds from convertible notes	—	100,000	—
Proceeds from bank debt	284,485	144,000	253,200
Proceeds from notes payable	63	—	87
Payment of bank debt	(254,485)	(176,200)	(274,900)
Payment of notes payable and capitalized leases	(594)	(664)	(845)
Deferred financing costs	(126)	(3,600)	(42)
Payment for acquisition of treasury stock	(38,110)	(74,515)	(16,667)
Proceeds from exercise of stock options	4,699	5,686	4,174
Excess tax benefit from exercise of stock awards	2,998	3,003	—

Net cash used in financing activities	(1,070)	(2,290)	(34,993)

Net (decrease) increase in cash and cash equivalents	(827)	4,062	3,618
Cash and cash equivalents at beginning of year	12,971	8,909	5,291

Cash and cash equivalents at end of year	$12,144	$12,971	$8,909

See the accompanying notes to the consolidated financial statements.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, provides professional business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and Toronto, Canada. CBIZ manages and reports its operations along four practice groups: Financial Services, Employee Services, Medical Management Professionals and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 20.

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

Reclassifications

Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the current year presentation. Prior period financial statements and disclosures have been reclassified to reflect discontinued operations in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”.

Additionally there were other reclassifications made which did not impact CBIZ’s reported income from continuing operations. These reclassifications include, but may not be limited to the presentation of depreciation and amortization expense and certain shipping and handling revenues. Historically, the Company presented depreciation and amortization expense as a separate line item on the consolidated statements of operations. These amounts have now been reclassified to operating expenses and corporate general and administrative expense, and the separate line item “depreciation and amortization expense” is no longer presented. The Company also reclassified certain shipping and handling revenues in the payroll business. These revenues were historically netted against the related shipping expense; however, they are now presented gross, increasing both revenue and operating expenses equally.

Adjustment to Retained Earnings — Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was adopted by CBIZ for its fiscal year ended December 31, 2006.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with the transition provisions of SAB 108, CBIZ recorded adjustments totaling $2.6 million to beginning retained earnings for the year ended December 31, 2006. These adjustments were considered to be immaterial to our consolidated statements of operations in prior years, under the “roll-over” method. The components of the adjustment are detailed in the table below (in thousands):

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

Restricted Cash

Funds held by CBIZ in relation to its capital and investment advisory services are recorded in restricted cash, as those funds are restricted in accordance with applicable NASD regulations. Funds on deposit from clients in connection with the pass-through of insurance premiums to the carrier are also recorded in restricted cash; the related liability for these funds is recorded in accounts payable.

Funds Held for Clients and Client Fund Obligations

Services provided by CBIZ include the preparation of payroll checks, federal, state, and local payroll tax returns, and flexible spending account administration. In relation to these services, CBIZ collects funds from its clients’

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts in advance of paying these client obligations. Funds that are collected before they are due are segregated and reported separately as “funds held for clients” in the consolidated balance sheets. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds.

Funds held for clients may include cash, overnight investments and Auction Rate Securities (ARS). ARS are long-term variable rate bonds that are priced and traded as short-term investments due to the liquidity provided through the auction mechanism that generally occurs every 7 to 35 days. Although ARS are considered to be highly liquid, they do not meet the definition of cash equivalents due to the long-term maturity dates; therefore, ARS are classified as marketable securities in accordance with FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). CBIZ had investments in ARS of $22.5 million and $21.5 million as of December 31, 2007 and 2006, respectively. ARS are reported at fair value as these investments approximate their carrying value, and are subject to periodic impairment review with any unrealized gains or losses recorded in other comprehensive income. No impairment charges were recorded on any ARS for the years ended December 31, 2007, 2006 and 2005, and CBIZ was not involved in any failed auctions in 2007 or prior years. In accordance with our investment policy, all investments carry an investment grade rating at the time of initial investment. However, as a result of the current market conditions surrounding ARS, CBIZ has experienced failed auctions during the first quarter of 2008 and one of these investments, totaling $5.0 million, was downgraded below the minimum rating required of the Company’s investment policy. Funds held for clients and the related client fund obligations are included in the consolidated balance sheets as current assets and current liabilities, respectively. The amounts of collected but not yet remitted funds may vary significantly during the year.

Assets of Deferred Compensation Plan

Assets of the deferred compensation plan represent marketable investments that consist primarily of mutual funds, money market funds and equity securities. CBIZ classifies these marketable securities as “trading” securities under SFAS No. 115. In accordance with the provisions of this statement, the investment balance is stated at fair market value based on quoted market prices, and realized and unrealized gains and losses are reflected in earnings. The assets held in the deferred compensation plan reflect amounts due to employees, but are available for general creditors of CBIZ in the event CBIZ becomes insolvent. As such, CBIZ has recorded the investment as a non-current asset titled “assets of deferred compensation plan” and has established a corresponding other long-term liability titled “deferred compensation plan obligations” in the consolidated balance sheets.

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

Fair Value of Financial Instruments

The carrying amounts of CBIZ’s cash and cash equivalents, ARS, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates.

At December 31, 2007, the fair value of CBIZ’s $100.0 million convertible senior subordinated notes (“Notes”) was approximately $107.4 million, based upon quoted market prices. As the Notes have a fixed interest rate and a conversion feature which is based upon the market value of CBIZ’s common stock, the fair value of the Notes will fluctuate as market rates of interest and the market value of CBIZ’s common stock fluctuate.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangible Assets

CBIZ utilizes the purchase method of accounting for all business combinations in accordance with SFAS No. 141, “Business Combinations.” Identifiable intangible assets include finite-lived purchased intangible assets, which primarily consist of client lists and non-compete agreements. These assets are amortized using the straight-line method over their expected periods of benefit, which is generally two to ten years.

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

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Software

The cost of software purchased or developed for internal use is capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The costs are amortized to expense using the straight-line method over an estimated useful life not to exceed seven years. Capitalized software is classified as “property and equipment, net” in the consolidated balance sheets. See Note 4, “Property and Equipment, Net” for further discussion of capitalized software.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carryforwards. State income tax credits are accounted for using the flow-through method.

A valuation allowance is provided when it is more likely than not that some portion of a deferred tax asset will not be realized. CBIZ determines valuation allowances based on the analysis of amounts available in the statutory carryback or carryforward periods, consideration of future deductible amounts, and assessment of the consolidated and/or separate company profitability. Determining valuation allowances includes significant judgment by management, and different judgments could yield different results.

Effective January 1, 2007, CBIZ adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions and requires applying a “more likely than not” threshold to the recognition of tax positions based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 resulted in a $0.7 million decrease in the total liability for unrecognized tax benefits, which was recorded as an adjustment reducing the January 1, 2007 accumulated deficit. See Note 6, “Income Taxes” for further discussion of FIN 48.

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. These criteria are in accordance with GAAP and SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104 “Revenue Recognition” (SAB 104).

Contract terms are typically contained in a signed agreement with our clients (or when applicable, other third parties) which generally define the scope of services to be provided, pricing of services, and payment terms generally ranging from invoice date to 90 days after invoice date. Billing may occur prior to, during, or upon completion of the service. We typically do not have acceptance provisions or right of refund arrangements included in these agreements. Contract terms vary depending on the scope of service provided, deliverables, and complexity of the engagement.

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

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are treated as one accounting unit and evaluated for appropriate accounting treatment based upon the underlying facts and circumstances.

CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition, as it relates to those groups, is provided below.

Financial Services — Revenue primarily consists of fees for services rendered to our clients for accounting services, preparation of tax returns, consulting services, compliance projects, services pursuant to administrative service agreements (described under “Variable Interest Entities”), and valuation services including fairness opinions, business plans, litigation support, purchase price allocations and derivative valuations. Clients are billed for these services based upon either; a time and expense model, a predetermined agreed-upon fixed fee, or as a percentage of savings. Revenue recognition as it pertains to each of these arrangements is as follows:

•	Time and Expense Arrangements — Revenue is recognized based upon actual hours incurred on client projects at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

•	Fixed Fee Arrangements — Revenue for fixed-fee arrangements is recognized over the performance period based upon progress towards completion, which is determined based upon actual hours incurred on the client project compared to estimated total hours to complete the client project.

•	Contingent Revenue Arrangements — Revenue is recognized when savings to the client is determined and collection is reasonably assured.

•	Administrative Service Agreement Revenue — Revenue for administrative service fees is recognized as services are provided, based upon actual hours incurred.

Employee Services — Revenue consists primarily of brokerage and agency commissions, fee income for administering health and retirement plans and payroll service fees. Revenue also includes investment income related to client payroll funds that are held in CBIZ accounts, as is industry practice. A description of the revenue recognition, based on the service provided, insurance product sold, and billing arrangement, is provided below.

•	Commissions Revenue — Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured’s (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the data necessary from the carriers to properly record revenue becomes available; and life insurance commissions are recognized when the policy becomes effective. Commission revenue is reported net of sub-broker commissions, and reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

Commissions which are based upon certain performance targets are recognized at the earlier of written notification that the target has been achieved, or cash collection.

•	Fee income — Fee income is recognized in the period in which services are provided, and may be based on predetermined agreed-upon fixed fees, actual hours incurred on an hourly fee basis, or asset-based fees. Revenue for fixed-fee arrangements is recognized on a straight-line basis over the contract period, as these services are provided to clients continuously throughout the term of the arrangement. Revenue which is based upon actual hours incurred is recognized as services are performed.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue for asset-based fees is recognized when the data necessary to compute revenue is determinable, which is typically when either, market valuation information is available, the data necessary to compute our fees is made available by third party administrators or when cash is received. CBIZ only recognizes revenue when cash is received for those arrangements where the data necessary to compute our fees is not available to the Company in a timely manner.

•	Payroll — Revenue related to payroll processing fees is recognized when the actual payroll processing occurs. Revenue related to investment income earned on payroll funds is based upon actual amounts earned on those funds, is recognized in the period that the income is earned, and was $1.8 million, $1.4 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Medical Management Professionals — Revenue is primarily related to fees charged to clients for billing, collection and full-practice management services, which are charged to clients based upon a percentage of net collections on our clients’ patient accounts or a fee per transaction processed. Revenue also relates to fees charged to clients for statement mailing services. The revenue recognition as it pertains to each of these arrangements is as follows:

•	Fee income — For those arrangements where fees to clients are determined based upon a percentage of net collections, revenue is determinable, earned and recognized when payments are received by our clients on their patient accounts. For those arrangements where clients are charged a fee for each transaction processed, revenue is recognized proportionately over a predetermined service period.

•	Statement mailing services — Revenues for statement mailing services are recognized when statements are processed and mailed.

National Practices — The business units that comprise this practice group offer a variety of services. A description of revenue recognition associated with the primary services is provided below.

Technology Consulting — Revenue consists of consulting services and sales of hardware, software and service agreement contracts.

•	Consulting Services — Consulting services primarily relate to the maintenance and repair of hardware. These services are charged to customers based upon time and material, cost-plus an agreed-upon markup percentage, or a predetermined agreed-upon fixed fee. Revenue related to consulting services is recognized as services are performed or upon acceptance by the client, depending on the client contract terms.

•	Service Agreement Contracts — Revenue associated with service agreement contracts is recognized on a straight line basis over the period of the agreement.

•	Hardware — Revenue associated with hardware sales is recognized upon delivery and acceptance of the product.

•	Software, Post Contract Support and Installation Services — CBIZ is a re-seller of software and post contract support (“PCS”) that is provided by software vendors. CBIZ also provides installation and implementation services that do not involve significant production or modification of software. Revenue related to software, PCS and installation services is recognized in accordance with SOP 97-2.

CBIZ sells installation and implementation services and PCS on a stand-alone basis. Software is typically sold with installation and implementation services. Revenue is allocated to each element based upon vendor specific objective evidence of fair value which is commensurate with prices charged to the customers for these items. Revenue related to the sale of software and PCS is recognized upon delivery, and installation and implementation service revenues are recognized as the services are performed.

Health Care Consulting — Clients are billed for health care consulting services based upon a predetermined agreed-upon fixed fee, time and expense, or as a percentage of savings. Revenue for fixed fee and time and expense

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements is recognized over the performance period based upon actual hours incurred, and revenue that is contingent upon savings is recognized after contingencies have been resolved and verified by a third party.

Mergers & Acquisitions and Capital Advisory — Clients are billed monthly for non-refundable retainer fees, or upon the completion of a transaction (success fees). Revenue associated with non-refundable retainer fees is recognized on a straight-line basis over the life of the engagement, as services are performed throughout the term of the contract period of the arrangement. Revenue associated with success fee transactions is recognized when the transaction is completed.

Operating Expenses

Operating expenses represent costs of service and other costs incurred to operate our business units and are primarily comprised of personnel costs and occupancy related expenses. Personnel costs include base compensation, commissions, payroll taxes, income or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include stock-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized. Total personnel costs were $410.3 million, $375.5 million and $338.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $37.1 million, $35.6 million and $33.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Rent expense under such leases is recognized in accordance with SFAS No. 13, “Accounting for Leases” (SFAS 13). SFAS 13 requires lessees to record rent expense evenly throughout the term of the lease obligation when the lease commitment is a known amount, but allows for rent expense to be recorded on a cash basis when future rent payments under the obligation are unknown because the rent escalations are tied to factors that are not currently measurable (such as increases in the consumer price index). Differences between rent expense recognized and the cash payments required under operating lease obligations are recorded in the consolidated balance sheets as other current or non-current liabilities as appropriate.

CBIZ may receive incentives to lease office facilities in certain areas. In accordance with SFAS No. 13, such incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term.

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

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As further described in Note 7, CBIZ’s convertible senior subordinated notes (“Notes”) may result in future issuances of CBIZ common stock. Under the net share settlement method, potential shares issuable under the Notes will be considered dilutive, and will be included in the calculation of weighted average diluted shares if the Company’s market price per share exceeds the $10.63 conversion price of the Notes. As of December 31, 2007 and 2006, the Company’s market price per share had not exceeded the conversion price of the Notes.

Stock-Based Awards

CBIZ has granted various stock-based awards under its 1996 Employee Stock Option Plan and 2002 Stock Incentive Plan, which are described in further detail in Note 13.

Effective January 1, 2006, CBIZ adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors to be based on their fair values. Accordingly, CBIZ recognizes stock-based compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of up to five years. Stock-based compensation expense is recorded in the consolidated statements of operations as operating expenses or corporate general and administrative expenses, depending on where the respective individual’s compensation is recorded.

Prior to January 1, 2006, CBIZ accounted for its stock-based compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the disclosure alternative prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost was recognized for stock options that vested prior to January 1, 2006.

CBIZ adopted SFAS No. 123R using the modified prospective transition method. Accordingly, CBIZ has recorded stock compensation expense for all awards granted after the adoption date (January 1, 2006) and for the unvested portion of previously granted awards outstanding with unrecognized expense as of the adoption date. Expense recognized for the unvested portion of awards granted prior to January 1, 2006 are based on the estimated grant date fair value as determined under the original provisions of SFAS No. 123. CBIZ’s consolidated financial statement for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), which became effective January 1, 2008. SAB 110 amends SAB 107 with regards to the use of a “simplified method” in developing an estimate of expected term of “plain-vanilla’’ share options. SAB 110 states that under certain circumstances, the staff will continue to accept the simplified method beyond December 31, 2007. The Company utilized the simplified method to estimate the expected term of its stock options granted during the years ended December 31, 2007 and 2006.

The following table illustrates the effect on net income and earnings per share if CBIZ had applied the fair value recognition provisions of SFAS No. 123R during the year ended December 31, 2005 (in thousands, except per share data):

2005

Net income as reported	$18,673
Add: stock-based employee compensation expense included in net income	222
Fair value of stock-based compensation, net of tax(1)	(1,322)

Pro forma net income	$17,573

Earnings per share:
Basic — as reported	$0.25

Basic — pro forma	$0.24

Diluted — as reported	$0.24

Diluted — pro forma	$0.23

(1)	A tax rate of 40.0% was applied to the fair value of options in determining pro forma net income. In determining pro forma information required under SFAS No. 123 for periods prior to adoption of SFAS No. 123R, CBIZ accounted for forfeitures as they occurred.

CBIZ utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the year ended December 31, 2005 were determined using the following weighted average assumptions:

2005

Weighted average grant-date fair value per share, of options granted	$1.65
Expected volatility	49.71%
Expected option life (years)	5.00
Risk-free interest rate	3.90%
Expected dividend yield	0.0%

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Accounts Receivable, Net

Accounts receivable balances at December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

Trade accounts receivable	$100,005	$90,158
Unbilled revenue	21,668	19,440
Other accounts receivable	712	657

Total accounts receivable	122,385	110,255
Allowance for doubtful accounts	(6,104)	(5,961)

Accounts receivable, net	$116,281	$104,294

3.	Notes Receivable, Net

Notes receivable balances at December 31, 2007 and 2006, net of allowances of $0.3 million and $0.2 million, respectively, were as follows (in thousands):

	2007	2006

Current
Notes in lieu of cash as consideration for the sale of operations	$863	$2,110
Other	859	51

Total notes receivable — current, net	1,722	2,161
Non-Current
Notes in lieu of cash as consideration for the sale of operations	1,203	425
Other	814	2,061

Total notes receivable — non-current, net	2,017	2,486

Notes receivable, net	$3,739	$4,647

4.	Property and Equipment, Net

Property and equipment, net at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006

Buildings and leasehold improvements	$13,674	$12,507
Furniture and fixtures	20,739	19,344
Capitalized software	39,744	38,964
Equipment	17,378	22,359

Total property and equipment	91,535	93,174
Accumulated depreciation and amortization	(65,256)	(66,186)

Property and equipment, net	$26,279	$26,988

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	2007	2006	2005

Operating expenses	$5,629	$5,867	$6,704
Corporate general and administrative expense	1,959	3,698	3,714

Total depreciation and amortization expense	$7,588	$9,565	$10,418

Included in total depreciation and amortization expense is amortization of capitalized software of $3.4 million, $5.0 million and $5.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2007, CBIZ recorded an impairment charge of approximately $0.5 million to write down certain internally developed software to its net realizable value. This charge was recorded in the Medical Management Professionals practice group and is included in operating expenses.

5.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

Goodwill	$214,080	$172,731
Intangibles:
Client lists	63,234	37,330
Other intangibles	8,125	7,578

Total intangibles	71,359	44,908

Total goodwill and other intangibles assets	285,439	217,639
Accumulated amortization	(16,482)	(11,078)

Goodwill and other intangible assets, net	$268,957	$206,561

Goodwill

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2007 and 2006 were as follows (in thousands):

			Medical
	Financial	Employee	Management	National	Total
	Services	Services	Professionals	Practices	Goodwill

December 31, 2005	$94,844	$45,622	$17,212	$1,696	$159,374
Additions	4,828	4,037	4,067	425	13,357

December 31, 2006	99,672	49,659	21,279	2,121	172,731
Additions	6,576	1,908	32,440	628	41,552
Divestitures	(203)	—	—	—	(203)

December 31, 2007	$106,045	$51,567	$53,719	$2,749	$214,080

Acquisitions of businesses during 2007 resulted in additions to goodwill of approximately $30.2 million. The remaining increase in goodwill during 2007 was a result of contingent purchase price earned by businesses acquired in prior years. Refer to Note 17 for further discussion of acquisition activities.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As further described in Notes 1 and 18, CBIZ has reclassified prior period financial statements and disclosures to reflect discontinued operations. As a result of the 2007 divestiture activity, a total of $5.3 million of goodwill ($4.6 million from Financial Services and $0.7 million from Employee Services) was reclassified to assets of discontinued operations as of December 31, 2006 and 2005, and is not reflected in the table above. Assets of discontinued operations at December 31, 2006 included $8.5 million of goodwill. At December 31, 2007, there was no goodwill in assets of discontinued operations.

Client Lists and Other Intangibles

Client lists are amortized over their expected periods of benefit not to exceed ten years, and had a weighted-average amortization period of 8.3 years remaining at December 31, 2007. Other intangibles, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years, and had a weighted-average amortization period of 7.8 years remaining at December 31, 2007. Amortization expense related to client lists and other intangible assets for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	2007	2006	2005

Operating expenses	$5,659	$4,316	$2,272
Corporate general and administrative expense	219	218	220

Total amortization expense	$5,878	$4,534	$2,492

Amortization expense for client lists and other intangible assets for each of the next five years ended December 31 is estimated to be (in thousands):

2008	$7,257

2009	$7,147

2010	$6,895

2011	$6,793

2012	$6,511

Future amortization expense excludes the impact of events that may occur subsequent to December 31, 2007, including acquisitions, divestitures and additional purchase price that may be earned in connection with acquisitions that occurred prior to December 31, 2007. At December 31, 2007, the weighted average amortization period remaining for total intangible assets was 8.2 years.

6.	Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2007	2006	2005

United States	$55,698	$41,986	$35,604
Foreign (Canada)	183	213	99

Total	$55,881	$42,199	$35,703

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	2007	2006	2005

Continuing operations:
Current:
Federal	$19,847	$16,523	$15,873
Foreign	64	—	(58)
State and local	3,505	2,649	995

Total current income tax expense from continuing operations	23,416	19,172	16,810
Deferred:
Federal	(785)	(2,440)	(1,357)
Foreign	68	35	—
State and local	(107)	(58)	(1,038)

Total deferred income tax expense from continuing operations	(824)	(2,463)	(2,395)

Total income tax expense continuing operations	22,592	16,709	14,415

Discontinued operations:
Operations of discontinued operations	(1,172)	(1,116)	(3,639)
Gain on sale of discontinued operations	7,287	816	2,085

Total income tax expense	$28,707	$16,409	$12,861

The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2007	2006	2005

Tax at statutory rate	$19,558	$14,770	$12,497
State taxes (net of federal benefit)	2,253	1,765	1,405
Tax credit carryforwards	—	—	(293)
Tax-exempt interest	(672)	(583)	—
Business meals and entertainment — non-deductible	782	704	539
Other, net	671	53	267

Provision for income taxes from continuing operations	$22,592	$16,709	$14,415

Effective income tax rate	40.4%	39.6%	40.4%

The income tax benefits associated with the exercise of non-qualified stock options reduced accrued income taxes on the consolidated balance sheets by $3.0 million for each of the years ended December 31, 2007 and 2006. These benefits are reflected in additional paid-in-capital.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 2007 and 2006, were as follows (in thousands):

	2007	2006

Deferred Tax Assets:
Net operating loss carryforwards	$4,563	$5,331
Allowance for doubtful accounts	2,233	1,464
Employee benefits and compensation	12,352	9,123
Lease costs	3,343	3,368
State tax credit carryforwards	3,015	3,032
Excess capital losses over capital gains	—	123
Other deferred tax assets	2,003	1,038

Total gross deferred tax assets	27,509	23,479
Less: valuation allowance	(2,749)	(5,136)

Total deferred tax assets, net	$24,760	$18,343

Deferred Tax Liabilities:
Property and equipment depreciation	$1,577	$1,761
Accrued interest	3,622	1,282
Client lists amortization	8,327	3,157
Goodwill and other intangibles	714	18
Other deferred tax liabilities	370	701

Total gross deferred tax liabilities	$14,610	$6,919

Net deferred tax asset	$10,150	$11,424

CBIZ has established valuation allowances for portions of the state net operating loss (“NOL”) carryforwards and state income tax credit carryforwards at December 31, 2007 and for portions of the foreign and state NOL carryforwards and state income tax credit carryforwards at December 31, 2006. The net change in the valuation allowance for the year ended December 31, 2007 was primarily due to the expiration of foreign NOL carryforwards and changes in the valuation allowances for state NOL carryforwards. The net change in the valuation allowance for the year ended December 31, 2006 of $0.4 million was primarily related to changes in the valuation allowances for state tax credit carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not they will be realized. In making such a determination, we consider all available positive and negative evidence, including projected future taxable income, scheduled reversal of deferred tax liabilities, and historical financial operations. Based upon review of these items, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the existing valuation allowances.

CBIZ and its subsidiaries file income tax returns in the United States, Canada, and most state jurisdictions. The Internal Revenue Service is currently examining the Company’s federal income tax returns for tax years 2003 through 2006. CBIZ’s federal, state, local, and non-U.S. income tax returns for years ending prior to January 1, 2003 are no longer subject to tax authority examinations.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOL carryforwards for continuing operations at December 31, 2007 and 2006 were as follows (in thousands):

	NOL Carryforwards		Deferred Tax Benefit		Expiration
	2007	2006	2007	2006	Dates

U.S. NOL’s	$5,545	$598	$1,941	$209	Various (1)
Canadian NOL’s	$—	$4,110	—	1,644	2007
State NOL’s	$57,112	$76,851	2,622	3,478	Various

Total NOL’s			4,563	5,331
NOL valuation allowances			(2,496)	(4,884)

Net NOL’s			$2,067	$447

(1)	Of the 2006 U.S. NOL balance of $0.6 million, approximately $0.3 million was utilized during 2007. Of the December 31, 2007 balance, approximately $0.3 million expires in 2008, $1.2 million in 2020, $2.9 million in 2022, and $1.1 million in 2027.

The availability of NOL’s is reported as deferred tax assets, net of applicable valuation allowances, in the accompanying consolidated balance sheets. During the year, the Company acquired $5.5 million of federal NOL carryforwards with its acquisition of Healthcare Business Resources, Inc. Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of our domestic net operating loss related to this acquisition may be limited in future periods.

Effective January 1, 2007, CBIZ adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions and requires applying a “more likely than not” threshold to the recognition of tax positions based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The adoption of FIN 48 resulted in a $0.7 million decrease in the total liability for unrecognized tax benefits, which was recorded as an adjustment reducing the January 1, 2007 accumulated deficit. Unrecognized tax benefits as of January 1, 2007 totaled $4.5 million, of which $2.9 million would impact the effective tax rate, if recognized. In addition, total unrecognized tax benefits include $0.5 million in tax positions for which there is uncertainty as to the timing of deductibility. If the taxing authorities do not allow our position of deducting these benefits over a shorter period of time, payment of cash to such authorities would be required in an earlier period; CBIZ’s annual effective tax rate would not be impacted.

CBIZ recognizes interest income, interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the total amount accrued for interest and penalties was $0.5 million and $0.2 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$4,527
Additions for tax positions of the current year	241
Additions for tax positions of prior years	837
Additions for tax positions of prior years related to acquisitions	3,808
Reductions for tax positions of prior years for:
Changes in judgment	(422)
Settlements	(1,486)
Lapse of statutes of limitation	(115)

Balance at December 31, 2007	$7,390

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The beginning balance has been restated to conform with the presentation of unrecognized tax benefits at December 31, 2007. Included in the balance of unrecognized tax benefits at December 31, 2007, are $3.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Also included in the balance of unrecognized tax benefits at December 31, 2007, are $3.8 million of tax benefits related to acquisitions that, if recognized, would result in a decrease to goodwill recorded for previous purchase business combinations.

The Company believes it is reasonably possible that certain of these unrecognized tax benefits could significantly change in the next twelve months. CBIZ expects reductions in the liability for unrecognized tax benefits of approximately $0.6 million within the next twelve months due to expiration of statutes of limitation. However, given the number of years that are currently subject to examination along with the matters being examined, we are unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.

During 2007 the Company accrued interest expense of $0.3 million and, in total, as of December 31, 2007, has recognized a liability for interest expense and penalties of $0.8 million and $0.2 million, respectively, relating to unrecognized tax benefits.

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

The Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1 beginning December 1, 2006. During the period commencing on June 6, 2011, and each six-month period from June 1 to November 30 or from December 1 to May 31 thereafter, CBIZ will pay contingent interest during the applicable interest period if the average “trading price” (as defined in the Indenture) of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the Notes. The contingent interest will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period.

CBIZ received net proceeds from the sale of the Notes of approximately $97.0 million, after deducting offering expenses of approximately $3.0 million. Net proceeds from the sale were used to repurchase 6.6 million shares of CBIZ common stock at a cost of approximately $52.5 million (concurrent with closing the Notes), and to repay the outstanding balance under the $100.0 million unsecured credit facility (described in further detail below). Approximately $3.3 million in debt issuance costs related to the Notes have been recorded as other assets in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.

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

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Bank Debt

CBIZ maintains a $100.0 million unsecured credit facility (facility) with Bank of America as agent bank for a group of five participating banks. In May 2006, the facility was amended principally to permit CBIZ to issue the $100.0 million of convertible senior subordinated notes as described above. The amendment did not materially impact any other terms or conditions of the credit facility. Effective November 16, 2007, the facility was further amended to extend the maturity date of the facility from February 2011 to November 2012, to lower the borrowing costs by reducing the margin charged on the base rate and Eurodollar loans, and to reduce the commitment fee charged on the unused portion of the facility. CBIZ maintains an option to increase the commitment to $150.0 million.

The balance outstanding under the facility was $30.0 million at December 31, 2007. CBIZ did not have any outstanding borrowings under its credit facility at December 31, 2006. Rates for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006

Weighted average rates	7.05%	6.26%

Range of effective rates	6.09% - 8.25%	5.41% - 8.25%

CBIZ had approximately $51.7 million of available funds under the facility at December 31, 2007. Total availability is reduced by letters of credit and obligations determined to be “other indebtedness” in accordance with the terms of the facility.

The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. Under the facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin. Additionally, a commitment fee of 17.5 to 40.0 basis points is charged on the unused portion of the facility.

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

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There are no limitations on CBIZ’s ability to acquire businesses or repurchase CBIZ common stock provided that the Leverage Ratio is less than 2.0. The Leverage Ratio is calculated as total debt (excluding the convertible senior subordinated notes) compared to EBITDA as defined by the facility.

8.	Lease Commitments

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Future minimum cash commitments under operating leases as of December 31, 2007 were as follows (in thousands):

	Gross		Net
Years Ended	Operating Lease		Operating Lease
December 31,	Commitments(1)	Sub-Leases(2)	Commitments(1)

2008	$36,911	$3,070	$33,841
2009	31,709	2,452	29,257
2010	26,832	2,238	24,594
2011	22,567	2,006	20,561
2012	20,017	1,961	18,056
Thereafter	44,878	5,212	39,666

Total	$182,914	$16,939	$165,975

(1)	Includes lease commitments accrued in the consolidation and integration reserve (further disclosed in Note 10) as of December 31, 2007.

(2)	A substantial portion of the sub-leases relate to restructuring lease obligations, and are reflected in the consolidation and integration reserve as further described in Note 10.

Rent expense for continuing operations (excluding consolidation and integration charges) incurred under operating leases was $34.2 million, $32.6 million and $29.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense does not necessarily reflect cash payments, as further described under “Operating Leases” in Note 1.

Capital Leases

CBIZ leases furniture and fixtures for certain office facilities under various capital lease agreements. Property acquired under capital lease agreements and recorded as “property and equipment, net” in the consolidated balance sheets at December 31, 2007 and 2006 was as follows (in thousands):

	2007	2006

Furniture and fixtures	$2,613	$2,613
Accumulated depreciation	(1,039)	(768)

Furniture and fixtures, net	$1,574	$1,845

Depreciation of furniture and fixtures acquired under capital lease agreements is recorded in “operating expenses” in the consolidated statements of operations. At December 31, 2007 and 2006, current capital lease obligations totaled $0.4 million and $0.5 million and non-current capital lease obligations totaled $0.1 million and $0.5 million, respectively. These obligations are recorded as “other current liabilities” and “other non-current liabilities” in the

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying consolidated balance sheets, as appropriate. Future minimum lease payments under capital leases and the present value of such payments at December 31, 2007 were as follows (in thousands):

Years Ended December 31,

2008	$467
2009	84
Thereafter	—

Total minimum lease payments	551
Less imputed interest	(60)

Present value of minimum lease payments	$491

9.	Commitments and Contingencies

Acquisitions

The purchase price that CBIZ pays for businesses and client lists generally consist of two components: an up-front non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists actual future performance. Non-contingent purchase price is recorded at the date of acquisition and contingent purchase price is recorded as it is earned. Shares of CBIZ common stock that are part of many acquisition transactions may be contractually restricted from sale for periods up to two years. Acquisitions are further disclosed in Note 17.

Indemnifications

CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2007, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2007, 2006 and 2005, payments regarding such contracts and arrangements have not been material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $3.7 million and $2.0 million at December 31, 2007 and 2006, respectively. In addition, CBIZ provides

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at December 31, 2007 and 2006 was $1.4 million and $1.6 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.4 million and $1.7 million at December 31, 2007 and 2006, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

During 2007 and 2006, there were no significant consolidation and integration initiatives. The charges against income during 2007 and 2006 related to the net present value of interest and changes in assumptions for spaces under sub-lease. As a result of divestiture activity during 2007, facilities in New York were vacated and as a result of the divestiture activity during 2006, facilities in the Dallas and Tulsa markets were abandoned. Consolidation and integration charges incurred as a result of 2007 and 2006 divestiture activities were recorded as adjustments against “gain on sale of discontinued operations, net of tax” in the consolidated statements of operations.

Significant consolidation and integration initiatives during 2005 included the consolidation of offices in the Denver market and the continuation of consolidation activities in the Chicago market, resulting in $0.5 million and $1.3 million in consolidation and integration charges during the year ended December 31, 2005, respectively.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation and integration reserve balances at December 31, 2007, 2006 and 2005, and activity during the years ended December 31, 2007 and 2006 were as follows (in thousands):

Consolidation and
Integration Reserve

Reserve balance at December 31, 2005	$3,103
Adjustments against income(1)	1,271
Adjustments against gain on sale of discontinued operations(2)	242
Payments(3)	(2,304)

Reserve balance at December 31, 2006	2,312
Adjustments against income(1)	1,968
Adjustments against gain on sale of discontinued operations(2)	1,606
Payments(3)	(1,758)

Reserve balance at December 31, 2007.	$4,128

(1)	Adjustments against income are included in “operating expenses” in the accompanying consolidated statements of operations.

(2)	Adjustments against gain on sale of discontinued operations are reported in “Gain on sale of discontinued operations, net of tax” in the accompanying consolidated statements of operations.

(3) Payments are net of sub-lease payments received.

The December 31, 2007 consolidation and integration reserve balance represents the net present value of future lease obligations, net of expected sub-leases. Cash commitments required under these obligations are included in the schedule of future minimum cash commitments in Note 8. Determination of the consolidation and integration reserve includes significant judgment and estimates by management. Actual results could differ from those estimates.

Consolidation and integration charges incurred during the years ended December 31, 2007, 2006 and 2005, and recorded as operating expenses in the accompanying consolidated statements of operations were as follows (in thousands):

	2007	2006	2005

Lease consolidation and abandonment	$1,968	$1,271	$3,598
Severance and other consolidation expense	208	111	93

Total consolidation and integration charges	$2,176	$1,382	$3,691

11.	Employee Benefits

Employee Savings Plan

CBIZ sponsors a qualified 401(k) defined contribution plan that covers substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by CBIZ are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds, including: stock; fixed income; stable value; and balanced — lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2007, 2006 and 2005, were approximately $6.5 million, $6.1 million and $5.0 million, respectively.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan

CBIZ sponsors a deferred compensation plan, under which certain members of management and other highly compensated employees may elect to defer receipt of a portion of their annual compensation, subject to maximum and minimum percentage limitations. The amount of compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation plan obligation is established by CBIZ. An amount equaling each participant’s compensation deferral is transferred into a rabbi trust and invested in various debt and equity securities as directed by the participants. The assets of the rabbi trust are held by CBIZ and recorded as “assets of deferred compensation plan” in the accompanying consolidated balance sheets.

Assets of the deferred compensation plan consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are based on published market quotes at the end of the period. Adjustments to the fair value of these investments are recorded as other income (expense), offset by the same adjustments to compensation expense in the consolidated statements of operations, and were approximately $1.3 million, $1.6 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. These investments are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan. However, in the event that CBIZ became insolvent, the investments would be available to all unsecured general creditors.

Deferred compensation plan obligations represent amounts due to participants of the plan, and consist of accumulated participant deferrals and earnings thereon since the inception of the plan, net of withdrawals. This liability is an unsecured general obligation of CBIZ, and is recorded as “deferred compensation plan obligations” in the accompanying consolidated balance sheets.

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

Treasury Stock

CBIZ’s Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2007, 2006 and 2005. Under these programs, shares may be purchased in the open market or in

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

privately negotiated transactions according to SEC rules. The repurchase programs do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Repurchased shares are held in treasury, and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. CBIZ amended its credit facility in May 2006 (described in Note 7) and under the amended facility, there are no limitations on CBIZ’s ability to repurchase CBIZ common stock, provided that the Leverage Ratio (calculated as total debt, excluding the convertible senior subordinated notes, compared to EBITDA as defined by the facility) is less than 2.0.

CBIZ repurchased 5.2 million, 9.7 million and 3.8 million shares under these programs during the years ended December 31, 2007, 2006 and 2005, at an aggregate cost (including fees and commissions) of $38.1 million, $74.5 million and $16.7 million, respectively. Shares repurchased during the year ended December 31, 2006 included approximately 6.6 million shares that were repurchased at a cost of $52.5 million concurrent with closing the convertible senior subordinated notes (described in Note 7). The remaining shares in each of the years ended December 31, 2007, 2006 and 2005 were repurchased in the open market.

13.	Employee Share Plans

Employee Stock Purchase Plan

On May 17, 2007, the shareholders of CBIZ approved the 2007 Employee Stock Purchase Plan (“ESPP”), which became effective on August 16, 2007 and replaced the Employee Stock Investment Plan discussed below. The ESPP allows qualified employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 of stock per calendar year. Purchase periods begin on the sixteenth day of the month and end on the fifteenth day of the subsequent month. The price an employee pays for shares is 85% of the fair market value of CBIZ common stock on the last day of the purchase period. There are no vesting or other restrictions on the stock purchased by employees under the ESPP except for a one-year holding period from the date of purchase.

The total number of shares of common stock that can be purchased under the ESPP shall not exceed one million shares. For the year ended December 31, 2007, approximately 0.1 million shares were purchased under the ESPP and approximately $0.1 million was recorded as compensation expense.

Employee Stock Investment Plan

Effective June 1, 2001, CBIZ established the Employee Stock Investment Plan which provided CBIZ employees with a method of purchasing shares of CBIZ’s common stock. Participation in the plan was open to all CBIZ employees whose payroll was processed by the designated CBIZ payroll provider. CBIZ assumed all administrative expenses for the plan, and paid all opening and transaction charges related to the enrollment and purchase of stock, other than fees that participants were required to pay upon the sale of the shares. CBIZ did not provide a discount to employees for the purchase of CBIZ common stock under this plan.

Participants were able to purchase shares of CBIZ stock by making optional cash investments in accordance with the provisions of the plan. CBIZ, at its option, provided these shares from treasury, newly issued stock, shares purchased in the open market or shares purchased via negotiated transactions. The price paid by participants to purchase shares varied based upon the source of the shares. The price for shares provided from treasury or newly issued stock was the market price of CBIZ common stock on the applicable investment date. The price for shares provided from open market purchases or negotiated transactions was determined based on the weighted average price at which the shares were actually purchased.

As discussed under the Employee Stock Purchase Plan, the Employee Stock Investment Plan was terminated effective August 15, 2007.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Awards

CBIZ’s outstanding stock awards have been granted pursuant to two plans: The 1996 Employee Stock Option Plan and the 2002 Stock Incentive Plan (the “plans”). The 2002 Stock Incentive Plan is an amendment and restatement of the 1996 Employee Stock Option Plan, and a maximum of 15.0 million stock options, restricted stock or other stock based compensation awards may be granted under the plans. Shares subject to award under the plans may be authorized and unissued shares of CBIZ common stock or may be treasury shares.

CBIZ has granted stock options, restricted stock awards and restricted performance awards under the plans. The terms and vesting schedules for stock-based awards vary by type and date of grant. Total shares available for future grant under the plan were approximately 3.5 million, 4.6 million and 5.3 million at December 31, 2007, 2006, and 2005, respectively. Awards that are terminated (through forfeiture or expiration) are again available for issuance in connection with awards under the plans.

During the years ended December 31, 2007, 2006 and 2005, CBIZ recognized compensation costs for these awards, as follows (in thousands):

	2007	2006	2005

Stock options(1)	$1,560	$1,667	$—
Restricted stock awards	734	273	222

Total stock-based compensation expense before income tax benefit	$2,294	$1,940	$222

(1)	Effective January 1, 2006 CBIZ adopted the provisions of SFAS 123R. CBIZ utilized the modified prospective method for adoption and thus prior periods were not restated to include compensation expense. See further discussion in Note 1.

CBIZ utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during 2007 and 2006 were determined using the following weighted average assumptions:

	2007	2006

Expected volatility(1)	44.64%	47.91%
Expected option life (years)(2)	4.25	4.16
Risk-free interest rate(3)	4.55%	4.83%
Expected dividend yield(4)	0.00%	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals. CBIZ believes that the future volatility of its stock price will not differ significantly from its history.

(2)	The expected option life assumption was determined using the “simplified method” pursuant to SAB No. 107, Share-Based Payment, which considers the vesting and contractual terms of the options.

(3)	The risk-free interest rate assumption was based upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.

(4)	The expected dividend yield assumption was determined in view of CBIZ’s historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.

Stock Options

Stock options granted in 2007 and 2006 were generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. Stock options granted prior to 2006 were generally subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. Stock options expire six

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years from the date of grant, and are awarded with an exercise price equal to the market value of CBIZ’s common stock on the date of grant.

At the discretion of the Compensation Committee of the Board of Directors, options awarded under the plans may vest immediately or in a time period shorter than four years. Under each of the plans, stock options awarded to non-employee directors have generally been granted with immediate vesting. In addition, certain members of executive management have been granted stock options with vesting terms of shorter than four years.

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

Stock option activity during the year ended December 31, 2007 was as follows:

		Weighted	Weighted
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price Per	Contractual	Value
	(In thousands)	Share	Term	(In millions)

Outstanding at December 31, 2006	4,743	$3.70
Granted	941	$7.56
Exercised	(2,007)	$2.34
Expired or canceled	(39)	$5.30

Outstanding at December 31, 2007	3,638	$5.43	3.0 years	$15.9

Vested and exercisable at December 31, 2007	1,726	$4.03	1.4 years	$10.0

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2007, 2006 and 2005 was $3.0 million, $2.5 million and $0.8 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $10.2 million, $11.9 million and $4.6 million, respectively. The intrinsic value is calculated as the difference between CBIZ’s stock price on the exercise date and the exercise price of each option exercised.

At December 31, 2007, CBIZ had unrecognized compensation cost for non-vested stock options of $4.2 million to be recognized over a weighted average period of approximately 2.8 years.

Restricted Stock Awards

Under the 2002 Stock Incentive Plan, certain employees and non-employee directors were granted restricted stock awards. Restricted stock awards are independent of option grants, and are granted at no cost to the recipients. The awards are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to five years from the date of grant. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock and the awards are considered to be issued and outstanding from the date of grant. Shares granted under the plan cannot be sold, pledged, transferred or assigned during the vesting period.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock award activity during the year ended December 31, 2007 was as follows:

		Weighted
	Number	Average
	of	Grant-
	Shares	Date Fair
	(In thousands)	Value(1)

Non-vested at December 31, 2006	363	$5.36
Granted	244	$7.45
Vested	(90)	$5.79
Forfeited	(1)	$4.30

Non-vested at December 31, 2007	516	$6.28

(1)	Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.

At December 31, 2007, CBIZ had unrecognized compensation cost for restricted stock awards of $2.2 million to be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was approximately $521,000, $91,000 and $48,000, respectively.

The market value of shares awarded during 2007, 2006 and 2005 was $1.8 million, $1.2 million, and $0.5 million, respectively. This market value was recorded as unearned compensation and is being expensed ratably over the periods which the restrictions lapse. Awards outstanding at December 31, 2007 will be released from restrictions at dates ranging from February 2008 through May 2011.

Restricted Performance Awards

CBIZ granted 627,000 restricted performance awards in the first quarter of 2006, which would have vested only if CBIZ achieved a pre-determined earnings per share target for the year ending December 31, 2007. This 2007 special program target was based upon assumptions made during the fourth quarter of 2005 and required growth in earnings per share in excess of the actual 25% growth that was recorded in 2006, as well as growth in excess of the increase then forecasted for 2007. Achieving this goal was based on the occurrence and timing of a number of events, including potential acquisitions and the performance of certain businesses which have since been classified as discontinued operations. Some of these events did not occur as originally anticipated, and during the fourth quarter of 2006 CBIZ determined that it was no longer probable that the special program earnings per share target for 2007 would be achieved. As a result, the performance award plan was terminated, and approximately $1.3 million in compensation expense recognized during the nine months ended September 30, 2006, was reversed in the fourth quarter of 2006. The market value of shares awarded was $6.54 per share on the date of grant, and was being expensed ratably over the performance period.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Numerator:
Income from continuing operations	$33,289	$25,490	$21,288

Denominator:
Basic
Weighted average common shares	65,061	71,004	74,448

Diluted
Options(1)	959	1,924	2,169
Restricted stock awards	147	116	52
Contingent shares(2)	189	8	158

Total diluted weighted average common shares	66,356	73,052	76,827

Basic earnings per share from continuing operations	$0.51	$0.36	$0.29

Diluted earnings per share from continuing operations	$0.50	$0.35	$0.28

(1)	For the years ended December 31, 2007, 2006 and 2005, a total of 633, 654 and 36 options (in thousands), respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met. See further discussion of acquisitions in Note 17.

15.	Supplemental Cash Flow Disclosures

Cash paid for interest and income taxes during the years ended December 31, 2007, 2006, and 2005 was as follows (in thousands):

	2007	2006	2005

Interest	$4,548	$3,594	$3,134

Income taxes	$25,093	$13,596	$6,112

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Non-cash investing and financing activities during the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005

Property and equipment acquired under capital lease obligations	$—	$—	$407

Business acquisitions, including contingent consideration earned	$12,166	$10,713	$3,712

Acquisition of intangible assets	$—	$3,200	$—

Proceeds from divested operations	$189	$78	$201

Proceeds from discontinued operations	$1,327	$1,504	$4,569

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

A number of the businesses acquired by CBIZ are located in properties owned indirectly by and leased from persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $0.8 million, $0.6 million and $1.3 million during the years ended December 31, 2007, 2006 and 2005, respectively, under such leases which management believes were at market rates.

Rick L. Burdick, a director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (Akin, Gump). Akin, Gump performed legal work for CBIZ during 2007, 2006 and 2005 for which the firm received approximately $0.8 million, $0.6 million and $0.1 million from CBIZ, respectively.

Robert A. O’Byrne, a Senior Vice President, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O’Byrne was an owner. The partnership received approximately $0.2 million, $0.2 million and $0.3 million from CBIZ during the years ended December 31, 2007, 2006 and 2005, respectively.

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

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with performance of each of its respective services, and CBIZ does not believe that its arrangements with these CPA firms result in additional risk of loss.

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $1.4 million and $1.7 million as of December 31, 2007 and 2006, respectively. In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and its amendments, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

17.	Acquisitions

During the year ended December 31, 2007, CBIZ acquired an accounting firm and two medical management companies. The accounting firm is located in Phoenix, Arizona and is reported in the Financial Services practice group. The medical billing service companies consist of a company located in Montgomery, Alabama that provides medical billing, practice management and consulting services to anesthesia and pain management providers primarily in the southeastern United States, and a company headquartered in Ponte Vedra Beach, Florida that provides coding, billing and collection services for emergency medicine physicians at sites along the east coast of the United States. Both medical management companies were merged into the Medical Management Professionals practice group. In addition, CBIZ acquired five client lists during 2007, four of which are reported in the Employee Services practice group and the other is reported in the Financial Services practice group. Aggregate consideration for these acquisitions consisted of approximately $49.5 million in cash (net of cash acquired) and approximately 77,400 shares of common stock (valued at approximately $0.6 million) paid at closing, and up to an additional $12.9 million (payable in cash and common stock) which is contingent upon the future financial performance of the acquired businesses and client lists. In addition, CBIZ paid approximately $8.7 million in cash and issued approximately 203,500 shares of common stock during the year ended December 31, 2007 as contingent proceeds and towards notes payable for previous acquisitions.

During the year ended December 31, 2006, CBIZ acquired two insurance businesses and a medical management company which are reported within the Employee Services and Medical Management Professionals practice groups, respectively. The insurance businesses consist of a property and casualty insurance broker located in San Jose, California, and an insurance business offering property and casualty, commercial bonds and employee benefits with offices in St. Joseph and Kansas City Missouri. The medical management company is based in Flint, Michigan and provides medical billing services and in-house computer systems primarily to hospital-based physician practices in Michigan, Ohio and Indiana. Additionally, CBIZ acquired three client lists during 2006, two of which are reported in the Employee Services practice group and the third which is reported in the Financial Services practice group. Aggregate consideration for these acquisitions consisted of approximately $14.0 million in cash (net of cash acquired) and 232,400 shares of common stock (valued at approximately $1.5 million) paid at closing, and up to an additional $10.1 million (payable in cash and stock) which is contingent upon the future financial performance of the acquired businesses and client lists. In addition, CBIZ paid approximately $8.1 million in cash and issued approximately 374,100 shares of common stock during the year ended December 31, 2006, as contingent proceeds and towards notes payable for previous acquisitions.

During the year ended December 31, 2005, CBIZ acquired three business operations consisting of: a registered investment firm in Cleveland, Ohio which complements the Employee Services practice group; and an accounting and consulting practice in San Diego, California and a valuation business in Milwaukee, Wisconsin which are reported as part of the Financial Services practice group. In addition, CBIZ acquired two client lists, one which is reported in the Financial Services practice group and the other in the Employee Services practice group. Aggregate consideration for the acquisitions consisted of approximately $6.6 million cash (net of cash acquired), $0.4 million in notes and approximately 45,000 shares of common stock (estimated stock value of $0.2 million at acquisition) paid at closing, and up to an additional $13.2 million (payable in cash and stock) which is contingent on the

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

businesses meeting certain future revenue or earnings targets. In addition, CBIZ paid approximately $6.0 million in cash and issued approximately 23,900 shares of common stock during the year ended December 31, 2005, as contingent proceeds and towards notes payable for previous acquisitions.

The operating results of these acquisitions have been included in the accompanying consolidated financial statements since the dates of acquisition. Pro forma information has not been provided as the impact was not material to the financial condition, results of operations or cash flows of CBIZ. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) was allocated to goodwill. Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the years ended December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

Goodwill	$41,552	$13,357

Client lists	$26,067	$15,633

Other intangible assets	$842	$481

18.	Discontinued Operations and Divestitures

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

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned.

During 2007, CBIZ sold three operations from the Financial Services practice group and one operation from the Employee Services group. Proceeds from these sales consisted of approximately $26.4 million in cash and $1.6 million in notes receivable, and resulted in a pre-tax gain of approximately $11.2 million. In addition, CBIZ may receive contingent future proceeds for up to three years based on a percentage of certain sales revenues of one of the divested Financial Services operations and contingent future proceeds not to exceed $2.0 million from the divested Employee Services operation provided certain revenue targets are achieved.

During 2006, CBIZ sold an operation from the Financial Services practice group and certain property tax operations from a business unit in the National Practices group. These sales resulted in a pre-tax loss of approximately $0.7 million. Aggregate proceeds from these sales consisted of approximately $1.7 million cash and $0.2 million in notes.

During 2005, CBIZ closed an operation from the Financial Services group which resulted in a loss on closure of $0.2 million. CBIZ also sold an operation from the Employee Services group for proceeds that consisted of: $2.0 million cash received at closing; $4.1 million due from others which was subject to adjustment based upon actual cash collected on accounts receivable that were sold; and contingent proceeds which were determined based upon the divested operation’s actual future performance. Adjustments to the amount due from others were recorded to the operations of discontinued operations. The initial gain related to the sale of this operation was $1.2 million and contingent proceeds earned during 2005 and 2006 totaled $4.6 million and $2.4 million, respectively. Contingent proceeds were received by CBIZ in two cash payments totaling $1.4 million and $5.6 million in 2007 and 2006, respectively.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For those business operations that qualified for treatment as discontinued operations, the net assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and loss from operations of discontinued operations for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005

Revenue	$15,869	$29,610	$35,700

Loss from operations of discontinued operations before income tax benefit	$(3,503)	$(3,116)	$(9,804)
Income tax benefit	1,172	1,116	3,639

Loss from operations of discontinued operations, net of tax	$(2,331)	$(2,000)	$(6,165)

Gains on disposals of discontinued operations for the years ended December 31 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006(1)	2005(1)

Gain on disposal of discontinued operations, before income tax expense	$11,169	$1,727	$5,635
Income tax expense	(7,287)	(816)	(2,085)

Gain on disposal of discontinued operations, net of tax	$3,882	$911	$3,550

(1)	Includes contingent proceeds in the amount of $2,455 and $4,569 for the years ended December 31, 2006 and 2005, respectively, for the Employee Services operation that was sold in the third quarter of 2005.

At December 31, 2007 and 2006, the assets and liabilities of business operations classified as discontinued operations consisted of the following (in thousands):

	2007	2006

Assets:
Accounts receivable, net	$303	$4,049
Deferred income taxes — current, net	286	1,433
Property and equipment, net	—	2,876
Goodwill and other intangible assets, net	—	8,483
Other assets	14	1,148

Assets of discontinued operations	$603	$17,989

Liabilities:
Accounts payable	$602	$1,185
Accrued personnel costs	126	518
Deferred income taxes — non-current, net	317	—
Other liabilities	2,699	3,268

Liabilities of discontinued operations	$3,744	$4,971

Divestitures

CBIZ sold certain assets and client lists during the years ended December 31, 2007, 2006 and 2005, which did not qualify for treatment as discontinued operations. These client lists and assets were sold for proceeds that consisted of cash and notes, and resulted in pre-tax gains totaling $0.1 million, $21,000 and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The gain on sale of certain client lists has been deferred and the

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred gains are recorded as “other non-current liabilities” in the accompanying consolidated balance sheets; the gain on these sales is being recognized as cash payments are received. Additionally, CBIZ may earn additional proceeds on the sale of certain client lists, which are contingent upon future revenue generated by the client lists; these proceeds are recorded as other income when they are earned.

19.	Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts).

	2007
	March 31,	June 30,	September 30,	December 31,

Revenue	$179,199	$157,167	$151,933	$155,600
Operating expenses	144,648	138,870	137,750	142,272

Gross margin	34,551	18,297	14,183	13,328
Corporate general and administrative	8,978	7,687	7,445	6,499

Operating income	25,573	10,610	6,738	6,829
Other income (expense):
Interest expense	(976)	(1,415)	(981)	(1,245)
Gain on sale of operations, net	95	10	20	19
Other income, net	607	1,989	746	7,262

Total other income (expense), net	(274)	584	(215)	6,036
Income from continuing operations before income tax expense	25,299	11,194	6,523	12,865
Income tax expense	10,362	4,754	2,598	4,878

Income from continuing operations	14,937	6,440	3,925	7,987
Loss from operations of discontinued operations, net of tax	(480)	(493)	(302)	(1,056)
Gain (loss) on disposal of discontinued operations, net of tax	(193)	3,883	1,023	(831)

Net income	$14,264	$9,830	$4,646	$6,100

Earnings (loss) per share:
Basic:
Continuing operations	$0.23	$0.10	$0.06	$0.12
Discontinued operations	(0.01)	0.05	0.01	(0.03)

Net income	$0.22	$0.15	$0.07	$0.09

Diluted:
Continuing operations	$0.22	$0.10	$0.06	$0.12
Discontinued operations	(0.01)	0.05	0.01	(0.03)

Net income	$0.21	$0.15	$0.07	$0.09

Basic weighted average common shares	66,344	65,142	64,842	64,327

Diluted weighted average common shares	68,023	66,459	66,083	65,607

During the fourth quarter of 2007, CBIZ sold its investment in Albridge Solutions, Inc. for cash proceeds of $7.9 million, which resulted in a $7.3 million pre-tax gain reported in “Other income, net” in the consolidated statements of operations.

During the fourth quarter of 2007, CBIZ completed the sale of a discontinued operation from the Financial Services practice group for cash proceeds of $0.4 million and notes receivable in the amount of $0.9 million. CBIZ recorded a

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.3 million pre-tax loss on disposal which is included in “gain (loss) on disposal of discontinued operations, net of tax” in the consolidated statements of operations. See Note 18 “Discontinued Operations and Divestitures” for further discussion.

During the fourth quarter of 2007, CBIZ recorded an impairment charge of approximately $0.5 million to write down certain internally developed software to its net realizable value. This charge was recorded in the Medical Management Professionals practice group and is included in operating expenses.

	2006
	March 31,	June 30,	September 30,	December 31,

Revenue	$163,153	$146,445	$137,320	$140,310
Operating expenses	134,116	126,633	124,510	130,996

Gross margin	29,037	19,812	12,810	9,314
Corporate general and administrative	8,076	8,695	7,078	6,525

Operating income	20,961	11,117	5,732	2,789
Other income (expense):
Interest expense	(792)	(865)	(842)	(858)
Gain on sale of operations, net	—	7	7	7
Other income, net	1,235	496	936	2,269

Total other income (expense), net	443	(362)	101	1,418
Income from continuing operations before income tax expense	21,404	10,755	5,833	4,207
Income tax expense	8,556	4,405	2,258	1,490

Income from continuing operations	12,848	6,350	3,575	2,717
Loss from operations of discontinued operations, net of tax	(997)	(910)	(5)	(88)
Gain (loss) on disposal of discontinued operations, net of tax	167	(214)	553	405

Net income	$12,018	$5,226	$4,123	$3,034

Earnings (loss) per share:
Basic:
Continuing operations	$0.17	$0.09	$0.05	$0.04
Discontinued operations	(0.01)	(0.02)	0.01	—

Net income	$0.16	$0.07	$0.06	$0.04

Diluted:
Continuing operations	$0.17	$0.08	$0.05	$0.04
Discontinued operations	(0.01)	(0.01)	0.01	—

Net income	$0.16	$0.07	$0.06	$0.04

Basic weighted average common shares	74,849	73,185	68,314	67,717

Diluted weighted average common shares	77,354	75,421	70,421	69,556

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting policies of the practice groups are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Upon consolidation, intercompany accounts and transactions are eliminated; thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding the costs of certain infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing), which are reported in the “Corporate and Other” segment.

CBIZ operates in the United States and Toronto, Canada and revenue generated from such operations during the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

United States	$642,367	$585,800	$535,418
Canada	1,532	1,428	1,300

Total Revenue	$643,899	$587,228	$536,718

There is no one customer that represents a significant portion of CBIZ’s revenue.

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	Year Ended December 31, 2007
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$290,984	$170,846	$132,853	$49,216	$—	$643,899
Operating expenses	245,840	138,059	115,876	45,076	18,689	563,540

Gross margin	45,144	32,787	16,977	4,140	(18,689)	80,359
Corporate general & admin	—	—	—	—	30,609	30,609

Operating income (loss)	45,144	32,787	16,977	4,140	(49,298)	49,750
Other income (expense):
Interest expense	(44)	(29)	—	—	(4,544)	(4,617)
Gain on sale of operations, net	—	—	—	—	144	144
Other income, net	263	1,912	198	25	8,206	10,604

Total other income	219	1,883	198	25	3,806	6,131

Income (loss) from continuing operations before income tax expense	$45,363	$34,670	$17,175	$4,165	$(45,492)	$55,881

	Year Ended December 31, 2006
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$262,800	$156,449	$117,369	$50,610	$—	$587,228
Operating expenses	225,292	126,067	100,691	44,825	19,380	516,255

Gross margin	37,508	30,382	16,678	5,785	(19,380)	70,973
Corporate general & admin	—	—	—	—	30,374	30,374

Operating income (loss)	37,508	30,382	16,678	5,785	(49,754)	40,599
Other income (expense):
Interest expense	(85)	(3)	—	—	(3,269)	(3,357)
Gain on sale of operations, net	—	—	—	—	21	21
Other income, net	401	1,957	144	17	2,417	4,936

Total other income (expense)	316	1,954	144	17	(831)	1,600

Income (loss) from continuing operations before income tax expense	$37,824	$32,336	$16,822	$5,802	$(50,585)	$42,199

CBIZ, INC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$247,416	$142,446	$98,175	$48,681	$—	$536,718
Operating expenses	210,761	114,036	83,398	44,098	19,828	472,121

Gross margin	36,655	28,410	14,777	4,583	(19,828)	64,597
Corporate general & admin	—	—	—	—	30,103	30,103

Operating income (loss)	36,655	28,410	14,777	4,583	(49,931)	34,494
Other income (expense):
Interest expense	(115)	(4)	—	—	(2,990)	(3,109)
Gain on sale of operations, net	—	—	—	—	314	314
Other income, net	439	544	98	45	2,878	4,004

Total other income	324	540	98	45	202	1,209

Income (loss) from continuing operations before income tax expense	$36,979	$28,950	$14,875	$4,628	$(49,729)	$35,703

CBIZ, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND
RESERVES FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E
		Additions
	Balance at	Charged to	Charged	Acquisitions	Charge-offs,	Balance at
	Beginning of	Cost and	to Other	and	Net of	End of
	Period	Expense	Accounts	Divestitures	Recoveries	Period

Year ended December 31, 2007:
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$5,961	$4,489	$6	$—	$(4,352)	$6,104

Year ended December 31, 2006
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$5,425	$3,737	$(17)	$—	$(3,184)	$5,961

Year ended December 31, 2005
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$5,226	$4,968	$11	$—	$(4,780)	$5,425