Form 10-Q
period 2008-03-31
CBIZ, Inc.
filed 2008-05-12
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	April 30, 2008
Common Stock, par value $0.01 per share	62,494,782

CBIZ, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	MARCH 31,	DECEMBER 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,086	$12,144
Restricted cash	17,961	15,402
Accounts receivable, net	145,391	115,333
Notes receivable — current, net	1,322	1,722
Deferred income taxes — current	6,473	4,682
Other current assets	11,170	10,086
Assets of discontinued operations	781	2,312

Current assets before funds held for clients	194,184	161,681
Funds held for clients — current	68,410	88,048

Total current assets	262,594	249,729

Property and equipment, net	25,906	26,279
Notes receivable — non-current, net	1,838	2,017
Deferred income taxes — non-current	6,102	5,300
Goodwill and other intangible assets, net	276,652	268,388
Assets of deferred compensation plan	24,317	22,157
Funds held for clients — non-current	19,338	—
Other assets	4,152	4,122

Total assets	$620,899	$577,992

LIABILITIES
Current liabilities:
Accounts payable	$29,523	$27,293
Income taxes payable — current	10,892	—
Accrued personnel costs	24,621	40,281
Notes payable — current	2,858	10,602
Other current liabilities	21,064	13,969
Liabilities of discontinued operations	3,394	3,777

Current liabilities before client fund obligations	92,352	95,922
Client fund obligations	89,830	88,048

Total current liabilities	182,182	183,970

Convertible notes	100,000	100,000
Bank debt	75,000	30,000
Income taxes payable — non-current	8,264	8,029
Deferred compensation plan obligations	24,317	22,157
Other non-current liabilities	7,287	7,390

Total liabilities	397,050	351,546

STOCKHOLDERS’ EQUITY
Common stock	1,050	1,041
Additional paid-in capital	482,672	477,804
Accumulated deficit	(20,633)	(37,414)
Treasury stock	(237,684)	(214,883)
Accumulated other comprehensive loss	(1,556)	(102)

Total stockholders’ equity	223,849	226,446

Total liabilities and stockholders’ equity	$620,899	$577,992

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Revenue	$197,352	$178,444
Operating expenses	158,330	144,038

Gross margin	39,022	34,406
Corporate general and administrative expense	7,252	8,682

Operating income	31,770	25,724

Other income (expense):
Interest expense	(1,717)	(1,272)
Gain on sale of operations, net	20	95
Other income (expense), net	(1,347)	607

Total other expense, net	(3,044)	(570)

Income from continuing operations before income tax expense	28,726	25,154

Income tax expense	11,498	10,308

Income from continuing operations after income tax expense	17,228	14,846

Income (loss) from operations of discontinued operations, net of tax	2	(389)

Loss on disposal of discontinued operations, net of tax	(449)	(193)

Net income	$16,781	$14,264

Earnings (loss) per share:
Basic:
Continuing operations	$0.27	$0.22
Discontinued operations	(0.01)	—

Net income	$0.26	$0.22

Diluted:
Continuing operations	$0.27	$0.22
Discontinued operations	(0.01)	(0.01)

Net income	$0.26	$0.21

Basic weighted average shares outstanding	63,261	66,344

Diluted weighted average shares outstanding	64,266	68,023

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Cash flows from operating activities:
Net income	$16,781	$14,264
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss from operations of discontinued operations, net of tax	(2)	389
Loss on disposal of discontinued operations, net of tax	449	193
Gain on sale of operations, net	(20)	(95)
Bad debt expense, net of recoveries	971	1,006
Depreciation and amortization expense	3,817	3,372
Deferred income taxes	(2,037)	595
Excess tax benefits from share based payment arrangements	(1,181)	(1,745)
Employee stock awards	671	497
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(2,559)	1,877
Accounts receivable, net	(31,018)	(27,572)
Other assets	(1,257)	(506)
Accounts payable	2,200	(2,499)
Income taxes payable	12,774	10,253
Accrued personnel costs	(15,660)	(14,539)
Other liabilities	5,330	3,265

Net cash used in continuing operations	(10,741)	(11,245)
Operating cash flows used in discontinued operations	(750)	(1,468)

Net cash used in operating activities	(11,491)	(12,713)

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(16,325)	(7,455)
Acquisition of other intangible assets	(803)	(1,602)
Proceeds from sales of divested operations and client lists	20	87
Proceeds from sales of discontinued operations	1,547	2,089
Additions to property and equipment, net	(1,258)	(1,098)
Payments received on notes receivable	519	96
Net cash used in discontinued operations	—	(460)

Net cash used in investing activities	(16,300)	(8,343)

Cash flows from financing activities:
Proceeds from bank debt	93,850	78,300
Payment of bank debt	(48,850)	(49,100)
Payment of notes payable and capitalized leases	(132)	(159)
Payment for acquisition of treasury stock	(22,190)	(16,765)
Proceeds from exercise of stock options	2,874	1,800
Excess tax benefit from exercise of stock awards	1,181	1,745

Net cash provided by financing activities	26,733	15,821

Net decrease in cash and cash equivalents	(1,058)	(5,235)
Cash and cash equivalents at beginning of year	12,144	12,971

Cash and cash equivalents at end of period	$11,086	$7,736

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (CBIZ) as of March 31, 2008 and December 31, 2007, and the results of their operations and cash flows for the three months ended March 31, 2008 and 2007. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2007.

Organization

CBIZ is a diversified services company which, acting through its subsidiaries, provides professional business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and Canada. CBIZ delivers its integrated services through the following four practice groups:
•	Financial Services

•	Employee Services

•	Medical Management Professionals (MMP)

•	National Practices
See Note 14 for further information regarding CBIZ’s practice groups.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management’s estimates and assumptions include, but are not limited to, estimates of collectibility of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, estimates of accrued liabilities (such as incentive compensation, self-insurance reserves and legal reserves), income taxes and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2007 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation to reflect the impact of discontinued operations.

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

Financial Services — Revenue primarily consists of fees for services rendered to our clients for accounting services, preparation of tax returns, consulting services, compliance projects, services pursuant to administrative service agreements (described under “Variable Interest Entities”), and valuation services including fairness opinions, business plans, litigation support, purchase price allocations and derivative valuations. Clients are billed for these services based upon a time and expense model, a predetermined agreed-upon fixed fee, or as a percentage of savings. Revenue recognition as it pertains to each of these arrangements is as follows:
•	Time and Expense Arrangements — Revenue is recognized based upon actual hours incurred on client projects at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

•	Fixed Fee Arrangements — Revenue for fixed-fee arrangements is recognized over the performance period based upon progress towards completion, which is determined based upon actual hours incurred on the client project compared to estimated total hours to complete the client project.

•	Contingent Revenue Arrangements — Revenue is recognized when savings to the client is determined, collection is reasonably assured and all contingencies have been satisfied.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
•	Commissions Revenue — Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from insured’s (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the data necessary from the carriers to properly record revenue becomes available; and life insurance commissions are recognized when the policy becomes effective (i.e. the insured is afforded protection under the policy). Commission revenue is reported net of sub-broker commissions, and reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

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

•	Payroll — Revenue related to payroll processing fees is recognized when the actual payroll processing occurs. Revenue related to investment income earned on payroll funds is based upon actual amounts earned on those funds, is recognized in the period that the income is earned, and was $0.6 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively.
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

Technology Consulting — Revenue consists of consulting services and sales of hardware, software and service agreement contracts and is recognized as follows:

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

Operating Expenses

Operating expenses represent costs incurred to operate our business units and are primarily comprised of personnel costs and occupancy related expenses. Personnel costs include base compensation, commissions, payroll taxes, income or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include stock-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized. Total personnel costs were $116.6 million and $106.3 million for the three months ended March 31, 2008 and 2007, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $10.0 million and $9.1 million for the three months ended March 31, 2008 and 2007, respectively.

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

Funds Held for Clients and Client Fund Obligations

Services provided by CBIZ include the preparation of payroll checks, federal, state, and local payroll tax returns, and flexible spending account administration. In relation to these services, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. Funds that are collected before they are due are segregated and reported separately as Funds held for clients in the consolidated balance sheets. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds.

Funds held for clients are reported as current and non-current assets, as appropriate, based upon characteristics of the underlying investments, and client fund obligations are reported as current liabilities. If the par value of investments held do not approximate fair value, the balance in Funds held for clients may not be equal to the balance in Client fund obligations. The amount of collected but not yet remitted funds may vary significantly during the year.

Funds held for clients include cash, overnight investments and Auction Rate Securities (ARS). ARS are classified as available for sale securities in accordance with FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). See Note 7 for further discussion of ARS.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by weighted average diluted shares. Weighted average diluted shares are determined using the

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to CBIZ’s stock award programs, CBIZ’s convertible senior subordinated notes and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock awards is computed using the average market price for the period, in accordance with the treasury stock method.

As further described in Note 5, CBIZ’s convertible senior subordinated notes (“Notes”) may result in future issuances of CBIZ common stock. Under the net share settlement method, potential shares issuable under the Notes will be considered dilutive, and will be included in the calculation of weighted average diluted shares, if the Company’s market price per share exceeds the $10.63 conversion price of the Notes. As of March 31, 2008, the Company’s market price per share had not exceeded the conversion price of the Notes.

New Accounting Pronouncements

Effective January 1, 2008, CBIZ adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements, but rather expands the disclosure of fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” which delayed the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, CBIZ did not apply the provisions of SFAS No. 157 to long-lived assets, goodwill and other intangible assets that are measured for impairment testing purposes. See Note 8 for further discussion of the adoption of SFAS No. 157.

Effective January 1, 2008, CBIZ adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of March 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
value. This statement is effective for CBIZ beginning January 1, 2009. CBIZ is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for CBIZ beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 161 on its consolidated financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB 14-1 effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. This standard will have an impact on the Company’s financial statements, however, the Company has not yet determined the amount of the impact.

2.	Accounts Receivable, Net

Accounts receivable balances at March 31, 2008 and December 31, 2007 were as follows (in thousands):

	2008	2007
Trade accounts receivable	$111,572	$98,881
Unbilled revenue	39,433	21,572
Other accounts receivable	599	712

Total accounts receivable	151,604	121,165
Allowance for doubtful accounts	(6,213)	(5,832)

Accounts receivable, net	$145,391	$115,333

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2008 and December 31, 2007 were as follows (in thousands):

	2008	2007
Goodwill	$218,298	$213,511
Intangibles:
Client lists	67,949	63,234
Intangible assets — other	7,805	8,125

Total intangibles	75,754	71,359

Total goodwill and other intangibles assets	294,052	284,870
Accumulated amortization	(17,400)	(16,482)

Goodwill and other intangible assets, net	$276,652	$268,388

Client lists are amortized over their expected periods of benefit not to exceed ten years. Other intangible assets, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years. Amortization expense for client lists and other intangible assets was approximately $1.9 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
4. Depreciation and Amortization
Depreciation and amortization expense for property and equipment and intangible assets for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	2008	2007
Operating expenses	$3,440	$2,564
Corporate general and administrative expense	377	808

Total depreciation and amortization expense	$3,817	$3,372

5.	Borrowing Arrangements

Convertible Senior Subordinated Notes

CBIZ had $100.0 million of convertible senior subordinated notes (“Notes”) outstanding at March 31, 2008. The Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The terms of the Notes are governed by the Indenture dated as of May 30, 2006, with U.S. Bank National Association as trustee. The Notes and Indenture are further described in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1. The Notes mature on June 1, 2026 and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011. The Notes are convertible into CBIZ common stock at a rate equal to 94.1035 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $10.63 per share), subject to adjustment as described in the Indenture. Upon conversion, CBIZ will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 or the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at CBIZ’s election, cash or shares of CBIZ common stock in respect of the remainder.

Bank Debt

CBIZ maintains an unsecured credit facility (facility) with Bank of America as agent bank for a group of five participating banks. CBIZ had $75.0 million and $30.0 million of outstanding borrowings under its credit facility at March 31, 2008 and December 31, 2007, respectively. Rates for the three months ended March 31, 2008 and for the year ended December 31, 2007 were as follows:

	2008	2007
Weighted average rates	5.49%	7.05%

Range of effective rates	3.99% - 7.25%	6.09% - 8.25%

CBIZ had approximately $14.9 million of available funds under the facility at March 31, 2008. Available funds under the facility are reduced by letters of credit and obligations determined to be “other indebtedness” in accordance with the terms of the facility. The facility expires November 2012 and was amended effective April 3, 2008 to increase the commitment from $100.0 million to $150.0 million.

The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. Under the facility, loans are charged an interest rate consisting of a base rate or LIBOR plus an applicable margin. Additionally, a commitment fee is charged on the unused portion of the facility.

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

6.	Commitments and Contingencies

Acquisitions

The purchase price that CBIZ pays for businesses and client lists generally consist of two components: an up-front non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists actual future performance. Non-contingent purchase price is recorded at the date of acquisition and contingent purchase price is recorded as it is earned. Shares of CBIZ common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to two years. Acquisitions are further discussed in Note 12.

Indemnifications

CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2008, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the three months ended March 31, 2008 and 2007, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $3.7 million as of March 31, 2008 and December 31, 2007. In addition, CBIZ

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2008 and December 31, 2007 was $1.4 million.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.4 million as of March 31, 2008 and December 31, 2007. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

Self-Funded Health Insurance

Effective January 1, 2008, CBIZ converted its comprehensive health benefit plan from a fully-insured plan to a self-funded program. Total expenses under this program are limited by stop-loss coverages on individually large claims as well as an overall aggregate amount of claims. A third party administrator processes claims and payments, but does not assume liability for benefits payable under this plan. CBIZ assumes responsibility for funding the plan benefits out of general assets, however, employees contribute to the costs of covered benefits through premium charges, deductibles and co-pays.

The Company’s policy is to accrue a liability for both known claims and for estimated claims that have been incurred but not reported, as of each reporting date. The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments and net earnings being affected if circumstances differ from the assumptions used in estimating the liability. CBIZ’s net healthcare costs include health claims expenses, premiums for the stop-loss coverages described above and administration fees to the third-party administrator.

Legal Proceedings

CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

7.	Financial Instruments

Auction Rate Securities

At December 31, 2007, the fair value of our investments in ARS approximated face value and totaled $22.5 million. These ARS were recorded as “Funds held for clients — current” in the consolidated balance sheets. There were no impairment charges recorded for our investments in ARS during the year ended December 31, 2007.

As a result of recent liquidity issues experienced in the credit and capital markets, CBIZ’s ARS have experienced failed auctions during the first quarter of 2008 and one of the investments was downgraded below the minimum rating required by the Company’s investment policy. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of our investments in ARS no longer approximates their face value.

At March 31, 2008, the face value of ARS held by CBIZ totaled $23.4 million, of which $2.0 million was redeemed by the issuer in April 2008. On March 31, 2008, CBIZ reduced the carrying amount of the remaining ARS by $2.1 million, to $19.3 million. CBIZ determined this decline in fair market value to be

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
temporary, and recorded the decline as an unrealized loss in accumulated other comprehensive loss. The impact to accumulated other comprehensive loss was $1.2 million, net of income taxes.

CBIZ reclassified $19.3 million of the ARS with maturity dates beyond March 31, 2009 from current assets (Funds held for clients — current) to non-current assets (Funds held for clients — non-current), as CBIZ intends to hold these investments until anticipated recovery in value occurs.

Interest Rate Swap

In December 2007, effective January 3, 2008, CBIZ entered into a two-year, zero-cost interest rate swap (“swap”) for the purpose of managing cash flow and interest rate variability on a portion of outstanding borrowings under its credit facility. CBIZ does not enter into derivative instruments for trading or speculative purposes.

Under the terms of the interest rate swap agreement, CBIZ pays interest at a fixed rate of 3.9% plus applicable margin under the credit agreement, and receives interest payments that are variable with one-month LIBOR. Interest is calculated by reference to the $10.0 million notional amount of the swap and payments are exchanged each month. During the quarter ended March 31, 2008, CBIZ recorded additional interest expense of approximately $6,000 related to the swap agreement.

CBIZ has designated this swap as a cash flow hedge and accounts for this swap in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and related amendments and interpretations. Accordingly, the interest rate swap is recorded as either an asset or liability in the consolidated balance sheets at fair value. Changes in fair value are recorded as a component of accumulated other comprehensive income in shareholders’ equity, net of tax, to the extent the swap is effective. Amounts recorded to accumulated other comprehensive income are reclassified to interest expense as interest on the hedged borrowings is recognized. Net amounts due related to the swap are recorded as adjustments to interest expense when earned or payable. Any ineffective portion of the swap is recorded to interest expense.

The fair value of the swap is included in “other non-current liabilities” on the consolidated balance sheets and was $0.3 million at March 31, 2008. Fair value represents the amount that CBIZ would have to pay to terminate the agreement at the reporting date. Over the next 12 months, CBIZ expects to reclassify approximately $0.1 million of deferred losses from accumulated other comprehensive loss to interest expense as related interest payments that are being hedged are recognized.

At its inception, the critical terms of the swap matched the underlying risks being hedged, and as such the swap is expected to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis, and there was no ineffectiveness for the first quarter of 2008. If the swap were to be de-designated as a hedge, it would be accounted for as a financial instrument used for trading.

8.	Fair Value Measurements

As discussed in Note 1, SFAS No. 157 was adopted for measuring and reporting financial assets and liabilities in the Company’s financial statements beginning January 1, 2008. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and are significant to the fair value measurement.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table summarizes CBIZ’s assets and liabilities at March 31, 2008 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at March 31, 2008 with
		Quoted Prices
	Portion of	in Active	Significant
	Carrying Value	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$24,317	$24,317	$—	$—
Auction rate securities	$23,395	$—	$1,975	$19,338
Interest rate swap	$(294)	$—	$—	$(294)
The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the three months ended March 31, 2008 (pre-tax basis) (in thousands):

	Auction Rate	Interest Rate
	Securities	Swaps
Beginning balance	$—	$—
Transfers into Level 3	21,420	—
Unrealized losses included in accumulated other comprehensive loss	(2,082)	(294)

Ending balance	$19,338	$(294)

Due to the liquidity issues described in Note 7 and because quoted prices from broker-dealers were unavailable for CBIZ’s ARS, the majority of the investments in ARS were transferred from Level 2 to Level 3 during the first quarter of 2008. Accordingly, a fair value assessment of these securities was performed in accordance with SFAS No. 157. The assessment was performed on each security based on a discounted cash flow model utilizing various assumptions that included maximum interest rates for each issue, probabilities of successful auctions, failed auctions or default, the timing of cash flows, the quality and level of collateral of the securities, and the rate of recovery from bond insurers in the event of default. This fair value analysis resulted in a value of 90.3% of face value resulting in a $2.1 million temporary impairment.

CBIZ has determined that the impairment is temporary due to the recent dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuers’ ability to refinance if necessary. In addition, CBIZ has sufficient liquidity in its client fund assets to fund client obligations and the Company

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
does not anticipate that the current lack of liquidity of these investments will affect its ability to conduct business. Therefore, CBIZ has the ability and intent to hold the ARS until anticipated recovery in value occurs. The decline in fair value has been recorded as an unrealized loss in accumulated other comprehensive loss, net of income taxes.

9.	Other Comprehensive Income

Other comprehensive income is reflected as an increase to shareholders’ equity and is not reflected in our results of operations. Other comprehensive income for the three months ended March 31, 2008 and 2007, respectively, net of tax, was as follows (in thousands):

	2008	2007
Net income	$16,781	$14,264
Net unrealized loss on available-for-sale securities, net of income tax benefit of $0.8	(1,252)	6
Net unrealized loss on interest rate swap, net of income tax benefit of $0.1	(185)	—
Foreign currency translation	(16)	(11)

Total other comprehensive income	$15,328	$14,259

Accumulated other comprehensive loss, net of tax, was approximately $1.6 million and $0.1 million at March 31, 2008 and December 31, 2007, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and the interest rate swap, and foreign currency translation.

10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 1996 Employee Stock Option Plan and 2002 Stock Incentive Plan, which are described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2007. The terms and vesting schedules for stock-based awards vary by type and date of grant. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, compensation cost for stock-based awards recognized during the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	2008	2007
Stock options	$409	$390
Restricted stock awards	262	107

Total stock-based compensation expense	$671	$497

Stock award activity during the three months ended March 31, 2008 was as follows (in thousands, except per share data):
CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Stock
	Options		Restricted Stock Awards
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Grant-Date
	of	Price Per	of	Fair
	Options	Share	Shares	Value (1)
Outstanding at beginning of year	3,638	$5.43	516	$6.28
Granted	—	$—	49	$9.25
Exercised	(811)	$3.54	—	$—
Released	—	$—	(56)	$6.35
Expired or canceled	(29)	$7.30	—	$—

Outstanding at March 31, 2008	2,798	$5.96	509	$6.56

Exercisable at March 31, 2008	933	$4.47

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ had approximately 9.7 million shares available for future grant under the stock option plans at March 31, 2008.
11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 (in thousands, except per share data).

	2008	2007
Numerator:
Income from continuing operations after income tax expense	$17,228	$14,846

Denominator:
Basic
Weighted average common shares	63,261	66,344

Diluted
Options(1)	734	1,368
Restricted stock awards	202	139
Contingent shares (2)	69	172

Total diluted weighted average common shares	64,266	68,023

Basic earnings per share from continuing operations	$0.27	$0.22

Diluted earnings per share from continuing operations	$0.27	$0.22

(1)	A total of 1.0 million and 0.6 million options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2008 and 2007 as their effect would be anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.
12.	Acquisitions

During the first quarter of 2008, CBIZ acquired a payroll business and an insurance agency, both of which are reported in the Employee Services practice group. The payroll business is located in Palm Desert, California and provides payroll processing services to a large number of clients primarily in California and Arizona. The insurance business is located in Frederick, Maryland and is a broker of

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
innkeepers’ insurance programs. In addition, CBIZ acquired a client list during the first quarter of 2008 which is reported in the Financial Services practice group. Aggregate consideration for these acquisitions consisted of approximately $7.1 million in cash paid at closing, and up to an additional $6.0 million in cash which is contingent upon future financial performance of the acquired businesses and client list. In addition, CBIZ paid approximately $9.2 million in cash and issued approximately 183,800 shares of common stock during the first quarter of 2008 as contingent proceeds for previous acquisitions.

During the first quarter of 2007, CBIZ acquired an accounting firm and three client lists. The accounting firm is located in Phoenix, Arizona and is reported in the Financial Services practice group. Two client lists are reported in the Employee Services practice group and the third is reported in the Financial Services practice group. Aggregate consideration for the acquisitions consisted of approximately $0.7 million in cash paid at closing, and up to an additional $1.4 million in cash which is contingent on certain future revenue and earnings targets. In addition, CBIZ paid approximately $6.8 million in cash and issued approximately 21,800 shares of common stock during the first quarter of 2007, as contingent proceeds for previous acquisitions.

The operating results of these businesses are included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements are recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) are allocated to goodwill.

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Goodwill	$4,787	$1,509

Client lists	$5,351	$1,315

Other intangible assets	$81	$65

13.	Discontinued Operations and Divestitures

From time to time, CBIZ divests (through sale or closure) business operations that do not contribute to the Company’s long-term objectives for growth, or that are not complementary to its target service offerings and markets. Divestitures are classified as discontinued operations provided they meet the criteria as provided in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets in Determining Whether to Report Discontinued Operations”.

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned.

During the first quarter of 2008, CBIZ sold an operation from the Financial Services practice group. Proceeds from this sale consisted of approximately $1.5 million in cash and resulted in a pre-tax loss of approximately $0.1 million. In addition, CBIZ committed to the closure of a business operation in the National Practices group and recorded an estimated loss of $0.3 million related to the closure of that operation.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
During the first quarter of 2007, CBIZ sold an operation from the Financial Services practice group for proceeds that consisted of $0.6 million cash and $0.6 million in notes receivable, and resulted in a net loss of $0.2 million. CBIZ also received a $1.5 million payment during the first quarter of 2007 related to contingent proceeds for an Employee Services operation that was sold during 2005. Contingent proceeds were recognized as “Gain (loss) on disposal of discontinued operations, net of tax” in previous periods.

For those businesses that qualified for treatment as discontinued operations, the assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and results from operations of discontinued operations for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Revenue	$387	$7,852

Income (loss) from operations of discontinued operations, before income tax benefit (expense)	$6	$(600)
Income tax benefit (expense)	(4)	211

Income (loss) from operations of discontinued operations, net of tax	$2	$(389)

Losses on the disposal of discontinued operations for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Loss on disposal of discontinued operations, before income tax expense	$(378)	$(41)
Income tax expense	71	152

Loss on disposal of discontinued operations, net of tax	$(449)	$(193)

At March 31, 2008 and December 31, 2007, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2008	2007
Assets:
Accounts receivable, net	$434	$1,251
Deferred income taxes	320	454
Goodwill and other intangible assets, net	—	569
Other assets	27	38

Assets of discontinued operations	$781	$2,312

Liabilities:
Accounts payable	$552	$610
Accrued personnel costs	140	151
Deferred income taxes	317	317
Other liabilities	2,385	2,699

Liabilities of discontinued operations	$3,394	$3,777

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Divestitures

CBIZ sold certain assets and client lists in prior periods which did not qualify for treatment as discontinued operations. The gain on sale of certain client lists has been deferred and the deferred gains are recorded as “other non-current liabilities” in the accompanying consolidated balance sheets. The gain on these sales is being recorded as “Gain on sale of operations, net” as cash payments are received. Additionally, CBIZ may earn additional proceeds on the sale of certain client lists (sold in previous years), which are contingent upon future revenue generated by the client lists. CBIZ records these proceeds as other income when they are earned.

14.	Segment Disclosures

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

A general description of services provided by practice group, is provided in the table below.

Financial Services	Employee Services	National Practices	MMP
• Accounting • Tax • Financial Advisory • Litigation Support • Valuation • Internal Audit • Fraud Detection • Real Estate Advisory	• Group Health • Property & Casualty • COBRA / Flex • Retirement Planning • Wealth Management • Life Insurance • Human Capital Management • Payroll Services • Actuarial Services	• Managed Networking and Hardware Services • IT Consulting • Project Management • Software Solutions • Mergers & Acquisitions • Health Care Consulting	• Coding and Billing • Accounts Receivable Management • Full Practice Management Services
Corporate and Other. Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of certain compensation costs (including incentive compensation, stock compensation, and adjustments to the fair value of the investments held in the deferred compensation plan), infrastructure costs and consolidation and integration charges.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31, 2008
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$98,805	$47,255	$40,766	$10,526	$—	$197,352
Operating expenses	70,712	38,441	36,092	10,379	2,706	158,330

Gross margin	28,093	8,814	4,674	147	(2,706)	39,022

Corporate general & admin	—	—	—	—	7,252	7,252

Operating income (loss)	28,093	8,814	4,674	147	(9,958)	31,770
Other income (expense):
Interest expense	(6)	(7)	—	—	(1,704)	(1,717)
Gain on sale of operations, net	—	—	—	—	20	20
Other income (expense), net	96	454	83	13	(1,993)	(1,347)

Total other income (expense)	90	447	83	13	(3,677)	(3,044)

Income (loss) from continuing operations before income tax expense	$28,183	$9,261	$4,757	$160	$(13,635)	$28,726

	THREE MONTHS ENDED MARCH 31, 2007
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$92,032	$45,037	$29,608	$11,767	$—	$178,444
Operating expenses	65,781	35,232	26,666	10,948	5,411	144,038

Gross margin	26,251	9,805	2,942	819	(5,411)	34,406

Corporate general & admin	—	—	—	—	8,682	8,682

Operating income (loss)	26,251	9,805	2,942	819	(14,093)	25,724
Other income (expense):
Interest expense	(18)	—	—	—	(1,254)	(1,272)
Gain on sale of operations, net	—	—	—	—	95	95
Other income, net	94	448	46	13	6	607

Total other income (expense)	76	448	46	13	(1,153)	(570)

Income (loss) from continuing operations before income tax expense	$26,327	$10,253	$2,988	$832	$(15,246)	$25,154

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at March 31, 2008 and December 31, 2007, and results of operations and cash flows for the three months ended March 31, 2008 and 2007, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2007.
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

Financial Services	Employee Services	National Practices	MMP
• Accounting • Tax • Financial Advisory • Litigation Support • Valuation • Internal Audit • Fraud Detection • Real Estate Advisory	• Group Health • Property & Casualty • COBRA / Flex • Retirement Planning • Wealth Management • Life Insurance • Human Capital Management • Payroll Services • Actuarial Services	• Managed Networking and Hardware Services • IT Consulting • Project Management • Software Solutions • Mergers & Acquisitions • Health Care Consulting	• Coding and Billing • Accounts Receivable Management • Full Practice Management Services
Certain external relationships, regulatory factors and economic conditions currently impacting CBIZ’s operations are provided in the discussion below.
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
Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $28.5 million and $25.8 million for the three months ended March 31, 2008 and 2007, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.
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
Employee Services
CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of our performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these amounts recognized under these arrangements during the three months ended March 31, 2008 and 2007 were approximately 2% of consolidated CBIZ revenue for the respective periods.
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

Medical Management Professionals
Changes in some managed care plans and federal Medicare and Medicaid physician and practice expense reimbursement rules and rates have impacted revenues and margins in our existing physician and medical billing and collections business. The Deficit Reduction Act of 2005 (“DRA”) also provides for a reduction and cap that began in 2007 of reimbursement for certain fees and charges related to imaging services and facilities of offices, imaging centers and independent diagnostic testing facilities. In addition, certain managed care payors may impose precertification and other management programs which could limit or control the use of, and reimbursement for, imaging and diagnostic services. Certain managed care payors may institute “Pay for Performance” and “quality initiative” programs that could limit or control physician, office and facility, and practice services and procedures, as well as reimbursement costs, and replace volume-based payment methods. Since a majority of our physician and medical billing and collections business is typically paid a portion of the revenue collected on behalf of our clients, any reduction in the volume of services or reimbursement rates for such services or expenses for which our clients are eligible to be paid may adversely affect our ability to generate revenue and maintain margins. CBIZ believes that the impact of the changes in reimbursement rates described above began in April 2007. As part of the Company’s efforts to maintain margins in this business, two acquisitions were made during 2007. The acquired companies service physicians groups whose specialties were less impacted by the DRA changes noted above. CBIZ continuously monitors the regulatory factors that impact the Medical Management business.
Auction Rate Securities (“ARS”)
As a result of the recent liquidity issues experienced in the credit and capital markets, CBIZ’s ARS have experienced failed auctions during the first quarter of 2008 and one of the investments was downgraded below the minimum rating required by the Company’s investment policy. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of our investments in ARS no longer approximates face value.
At March 31, 2008, the face value of ARS held by CBIZ totaled $23.4 million, of which $2.0 million was redeemed by the issuer in April 2008. On March 31, 2008, CBIZ reduced the carrying amount of the remaining ARS by $2.1 million, to $19.3 million. CBIZ determined this decline in fair market value to be temporary, and recorded the decline as an unrealized loss in accumulated other comprehensive loss. The impact to accumulated other comprehensive loss was $1.2 million, net of income taxes.
CBIZ reclassified $19.3 million of the ARS with maturity dates beyond March 31, 2009 from current assets (Funds held for clients — current) to non-current assets (Funds held for clients - non-current), as CBIZ intends to hold these investments until anticipated recovery in value occurs.
CBIZ continues to monitor the market for ARS and consider its impact on the fair value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, CBIZ may be required to record additional unrealized losses in other comprehensive income or impairment charges in future periods. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 20 to 40 years. We understand that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. We expect that over time we will recover our investment associated with these ARS through one of the means described above.
Executive Summary
CBIZ acquired two businesses during the first quarter of 2008. One business is located in Palm Desert, California and offers payroll processing services. The second business is located in Frederick, Maryland and provides insurance programs to the innkeepers industry. Both businesses are reported in the Employee Services practice group.

During the first quarter of 2008, CBIZ committed to the divestiture of two businesses and classified them as discontinued operations. These businesses were formerly reported in the Financial Services and National Practices groups. See Note 13 to these consolidated financial statements for further disclosure.
CBIZ believes that repurchasing shares of its common stock is a use of cash that provides value to its shareholders. Accordingly, CBIZ purchased 2.5 million shares of its common stock in the open market at a total cost of $22.8 million, of which $22.2 million settled during the first quarter of 2008. On February 7, 2008, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2009. At March 31, 2008 CBIZ had approximately 4.8 million shares remaining to be purchased under this plan. For the period April 1, 2008 through April 30, 2008, CBIZ purchased an additional 0.9 million shares at a cost of $7.3 million.
Effective April 3, 2008, CBIZ entered into an agreement to amend its credit facility with Bank of America, N.A. and other participating banks. The amendment serves to increase the commitment from $100.0 million to $150.0 million.
Effective January 1, 2008, CBIZ converted its comprehensive health benefit plan from a fully-insured plan to a self-funded program. The financial statements reflect accrued liabilities and expenses for this plan, with the liability based on estimates of costs to settle known claims as well as incurred but not reported claims. CBIZ maintains stop-loss coverage with third-party insurers to limit the exposure for both individually significant claims and the overall aggregate amount of claims made under the self-funded plan.
Results of Operations — Continuing Operations
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on March 1, 2007, revenue for the month of March would be included in same-unit revenue for first quarter of both years; revenue for the period January 1, 2008 through February 28, 2008 would be reported as revenue from acquired businesses. Revenue from divested operations represents operations that were sold or closed and did not meet the criteria for treatment as discontinued operations.
Three Months Ended March 31, 2008 and 2007
Revenue
The following table summarizes total revenue for the three months ended March 31, 2008 and 2007 (in thousands, except percentages).

	THREE MONTHS ENDED MARCH 31,
		% of		% of	$	%
	2008	Total	2007	Total	Change	Change
Same-unit revenue
Financial Services	$98,805	50.1%	$92,032	51.6%	$6,773	7.4%
Employee Services	46,184	23.4%	45,037	25.2%	1,147	2.5%
MMP	31,841	16.1%	29,608	16.6%	2,233	7.5%
National Practices	10,526	5.3%	11,767	6.6%	(1,241)	(10.5)%

Total same-unit revenue	187,356	94.9%	178,444	100.0%	8,912	5.0%

Acquired businesses	9,996	5.1%	—	—	9,996
Divested operations	—	—	—	—	—

Total revenue	$197,352	100.0%	$178,444	100.0%	$18,908	10.6%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Gross margin and operating expenses - The majority of CBIZ’s operating costs are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth. The primary components of operating expenses for the three months ended March 31, 2008 and 2007 are illustrated below:

	2008		2007
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	73.7%	59.1%	73.8%	59.6%	(0.5)%
Occupancy costs	6.3%	5.1%	6.3%	5.1%	—
Other (1)	20.0%	16.0%	19.9%	16.0%	—

Total operating expense		80.2%		80.7%	(0.5)%

Gross margin		19.8%		19.3%	0.5%

(1)	Other operating expenses include office expense, depreciation and amortization expense, equipment costs, professional fees and other expenses, none of which are individually significant as a percentage of total operating expenses.
Adjustments to the fair value of investments held in relation to the deferred compensation plan are recorded as compensation expense and contributed 0.9% of the improvement in personnel costs as a percentage of revenue. These adjustments are offset by the same adjustments to other income (expense), and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups. For the practice groups, personnel costs as a percentage of revenue increased by 0.4% for the first quarter of 2008 versus the comparable period in 2007. The increase in personnel costs as a percentage of revenue experienced by the practice groups is discussed in further detail under “Operating Practice Groups” below.
Corporate general and administrative expense — Corporate general and administrative (“G&A”) expenses decreased by $1.4 million to $7.3 million for the three months ended March 31, 2008, from $8.7 million for the comparable period of 2007. The primary components of corporate general and administrative expenses for the three months ended March 31, 2008 and 2007 are illustrated below:

	2008		2007
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	61.0%	2.2%	52.2%	2.5%	(0.3)%
Depreciation and amortization	5.2%	0.2%	9.3%	0.5%	(0.3)%
Professional services	12.2%	0.4%	13.4%	0.7%	(0.3)%
Other (1)	21.6%	0.9%	25.1%	1.2%	(0.3)%

Total corporate general and administrative expenses		3.7%		4.9%	(1.2)%

(1)	Other corporate general and administrative expenses include office expense, equipment and computer costs, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate general and administrative expenses.
The decrease in G&A expense was primarily attributable to legal-related expenses, depreciation and amortization expense and compensation expense as it relates to the deferred compensation plan. Legal-related expenses were $0.9 million lower in the first quarter of 2008 than the comparable period of 2007. CBIZ believes that this decline was the result of timing, and thus the decline in legal-related expenses for the first quarter of 2008 versus the comparable period of 2007 is not expected to continue for the remainder of the year. Adjustments to the fair value of investments held in relation to the deferred compensation plan are recorded as compensation expense and contributed $0.3 million to the decline in G&A expenses. These adjustments are offset by the same adjustment to other income (expense), and thus do not have an impact on net income. Depreciation and amortization expense decreased by $0.4 million primarily due to certain capitalized software that became fully depreciated during 2007.

Interest expense — Interest expense was $1.7 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively. Average debt was $148.4 million for the three months ended March 31, 2008, compared to $108.1 million for the comparable period in 2007, and weighted-average interest rates were 3.9% and 3.5% during the three months ended March 31, 2008 and 2007, respectively.
Other income (expense), net — Other income (expense), net is comprised of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation contributed $2.1 million to the decline in other income (expense), net for the first quarter of 2008 versus the comparable period in 2007. These adjustments do not impact CBIZ’s net income as they are offset by the same adjustments to compensation expense which is recorded as operating and corporate general administrative expenses in the consolidated statements of operations.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $11.5 million and $10.3 million for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate for the three months ended March 31, 2008 was 40.0%, compared to an effective rate of 41.0% for the comparable period in 2007. The effective tax rate for the three months ended March 31, 2008 decreased from the comparable period in 2007 primarily due to a net decrease in recurring nondeductible expenses.
Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management Professionals (MMP) and National practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	THREE MONTHS ENDED MARCH 31,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$98,805	$92,032	$6,773	7.4%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$98,805	$92,032	$6,773	7.4%

Operating expenses	70,712	65,781	4,931	7.5%

Gross margin	$28,093	$26,251	$1,842	7.0%

Gross margin percent	28.4%	28.5%

Growth in revenue was attributable in approximate equal parts to increases in rates realized as well as to volume increases in aggregate hours charged to clients.
The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs and travel related expenses, representing 89.2% and 89.1% of total operating expenses for the first quarters of 2008 and 2007, respectively. Personnel costs increased $4.4 million, and increased as a percentage of revenue to 57.5% for the first quarter of 2008 from 56.9% for the comparable period in 2007. The increase in personnel costs was primarily related to annual merit increases to existing employees, as well as an increase in salaries and benefits for new employees as CBIZ has expanded its professional workforce to accommodate revenue growth. Travel related expenses were approximately $2.0 million for the first quarters of 2008 and 2007, representing 2.0% and 2.2% of revenue, respectively. Occupancy costs remained consistent at $4.2 million due to adequate facilities space to accommodate the current staff. As a percentage of revenue, occupancy costs were 4.2% and 4.5% for first quarters of 2008 and 2007 respectively.

Gross margin as a percentage of revenue decreased 0.1% for the three months ended March 31, 2008 from the comparable period in 2007 primarily as the result of the increase in compensation expense noted above.
Employee Services

	THREE MONTHS ENDED MARCH 31,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$46,184	$45,037	$1,147	2.5%
Acquired businesses	1,071	—	1,071
Divested operations	—	—	—

Total revenue	$47,255	$45,037	$2,218	4.9%

Operating expenses	38,441	35,232	3,209	9.1%

Gross margin	$8,814	$9,805	$(991)	(10.1)%

Gross margin percent	18.7%	21.8%

The increase in same-unit revenue was primarily attributable to growth in the Company’s retail and payroll service businesses, partially offset by a decline in revenue in the specialty life insurance business. The retail growth was due primarily to an approximate 7% increase in the revenue from group health products, but was impacted by soft market conditions in pricing for property and casualty insurance and a decline in asset values in the first quarter of 2008 which impacted revenues from the Company’s retirement investment advisory services. Payroll service revenue increased approximately 6% primarily as a result of an increase in number of clients served and related volume increases. The growth in revenue from acquired businesses was provided by a property and casualty business in Frederick, Maryland and a payroll services business in Palm Desert, California, both of which were acquired during the first quarter of 2008.
The largest components of operating expenses for the Employee Services practice group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.0% and 83.4% of total operating expenses for the first quarters of 2008 and 2007, respectively. Personnel costs increased $2.3 million to 62.3% of revenue for the first quarter of 2008 from 60.2% for the comparable period in 2007. Acquired businesses contributed $0.5 million of the increase in personnel costs and sales-based compensation, which is variable in nature, increased by approximately $0.6 million proportionate with the increase in commissionable revenues. The remainder of the increase, and the primary cause of the increase in personnel costs as a percentage of revenue, related to merit increases and investments in additional personnel to support the growth of the business. Occupancy costs increased $0.2 million due to the acquired businesses.
Gross margin as a percentage of revenue decreased by 3.1% for the first quarter of 2008 from the comparable period in 2007. The decline in gross margin was primarily due to the revenue shortfalls at the specialty life insurance operation and the investments in personnel described above.

Medical Management Professionals

	THREE MONTHS ENDED MARCH 31,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$31,841	$29,608	$2,233	7.5%
Acquired businesses	8,925	—	8,925
Divested operations	—	—	—

Total revenue	$40,766	$29,608	$11,158	37.7%

Operating expenses	36,092	26,666	9,426	35.3%

Gross margin	$4,674	$2,942	$1,732	58.9%

Gross margin percent	11.5%	9.9%

Same-unit revenue consists of revenue from existing clients and new business sold. Revenue from existing clients increased by approximately 4.5% in the first quarter of 2008 versus the comparable period in 2007. Growth from existing clients was provided by an increase in volume of 5.5%, offset by declines in the pricing of MMP’s services, certain reductions in Medicare reimbursement rates and the mix of medical specialties which collectively totaled 1.0%. Revenue from new business sold contributed approximately 3.0% of the increase in same-unit revenue.
Growth in revenue from acquired businesses was provided by a business located in Montgomery, Alabama which provides billing services, practice management and consulting services to anesthesia and pain management providers primarily in the southern United States, and a business headquartered in Ponte Vedra Beach, Florida which provides coding, billing and collection services for emergency medicine physician practices along the east cost of the United States. These businesses were acquired in the second and fourth quarters of 2007, respectively.
The largest components of operating expenses for MMP are personnel costs, occupancy costs and office expenses (primarily postage related to our statement mailing services), representing 82.3% and 85.4% of total operating expenses for the first quarters of 2008 and 2007, respectively. Personnel costs increased $5.5 million, but declined as a percentage of revenue to 58.2% of revenue for the first quarter of 2008 from 61.5% of revenue for the comparable period in 2007. Acquired businesses contributed $4.1 million of the increase in personnel costs with the remainder being attributable to annual merit increases to existing employees and an increase in salaries and benefits for new employees. MMP added client service personnel to support the growth in same-unit revenue, and added internal support personnel to position the unit for continued growth. Occupancy costs and office expenses each increased by $0.7 million the first quarter of 2008 versus the comparable period in 2007, primarily as the result of acquired businesses.
The improvement in gross margin for the first quarter of 2008 versus the comparable period in 2007 was primarily attributable to the acquired businesses. These businesses service anesthesia and emergency medicine practices, whereas MMP’s same-unit revenue is primarily attributable to services provided to radiology practices. Services rendered to anesthesia and emergency medicine practices typically provide higher margins than services rendered to radiology practices. Additionally, the business that was acquired during the fourth quarter of 2007 has a greater ability to utilize off-shore resources than the traditional MMP operation. The size of this acquired company combined with its higher margin business model resulted in a favorable impact on total MMP gross margin.

National Practices

	THREE MONTHS ENDED MARCH 31,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$10,526	$11,767	$(1,241)	(10.5)%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$10,526	$11,767	$(1,241)	(10.5)%

Operating expenses	10,379	10,948	(569)	(5.2)%

Gross margin	$147	$819	$(672)	(82.1)%

Gross margin percent	1.4%	7.0%

The decrease in revenue was attributable to the technology businesses and consisted of declines in product and service agreement revenue of $1.0 million and $0.3 million, respectively. Product revenue primarily relates to larger capital projects; product revenue decreased as clients are delaying large capital projects in response to the current economic environment. Total consulting revenue for the National Practices group did not change significantly in the first quarter of 2008 versus the comparable period in 2007.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 92.3% and 93.7% of total operating expenses for the first quarters of 2008 and 2007, respectively. Personnel costs increased $0.2 million to 73.0% of revenue for the first quarter of 2008 from 63.3% of revenue for the comparable period in 2007. The increase in personnel costs primarily relates to annual merit increases and an overall increase in headcount in the technology businesses. Direct costs decreased $0.9 million to 14.7% of revenue for the first quarter of 2008 from 21.0% of revenue for the comparable period in 2007, and primarily related to product costs and sales commissions. Product costs and sales commissions are variable with product sales, and thus decreased as the result of the decline in product sales. Occupancy costs are relatively fixed in nature and were $0.3 million for the first quarters of 2008 and 2007.
The decline in gross margin was due to the overall decline in product sales. As personnel and facilities costs are relatively fixed in the short-term, margins generally improve with revenue growth and deteriorate when revenue declines.
Financial Condition
Total assets were $620.9 million, total liabilities were $397.1 million and shareholders’ equity was $223.8 million as of March 31, 2008. Current assets of $262.6 million exceeded current liabilities of $182.2 million by $80.4 million.
Cash and cash equivalents decreased by $1.1 million to $11.1 million at March 31, 2008 from December 31, 2007. Restricted cash was $18.0 million at March 31, 2008, an increase of $2.6 million from December 31, 2007. Restricted cash represents those funds held in connection with CBIZ’s NASD regulated operations and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $145.4 million at March 31, 2008, an increase of $30.1 million from December 31, 2007. Days sales outstanding (DSO) represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. DSO from continuing operations was 79 days, 64 days and 80 days at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.
Other current assets were $11.2 million and $10.1 million at March 31, 2008 and December 31, 2007, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients (current and non-current) fluctuate during the year based on the timing of cash receipts and related payments, and are further described in Note 1 to the accompanying consolidated financial statements.
Notes receivable, net (current and non-current) decreased by $0.6 million at March 31, 2008 versus December 31, 2007. Notes receivable decreased as the result of payments received during the first quarter of 2008, primarily from notes that were issued in relation to businesses that were sold in previous years.
Goodwill and other intangible assets, net of accumulated amortization, increased by $8.3 million at March 31, 2008 from December 31, 2007. Acquisitions, including contingent consideration earned, resulted in a $10.2 million increase in goodwill and intangible assets during the three months ended March 31, 2008. Intangible assets decreased by $1.9 million due to amortization expense.
Assets of the deferred compensation plan represent participant deferral accounts, and totaled $24.3 million and $22.2 million at March 31, 2008 and December 31, 2007, respectively. The assets are held in a rabbi trust and are directly offset by deferred compensation plan obligations representing amounts due to the participants. Although the assets of the plan are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan, in the event that CBIZ became insolvent, the assets would be available to all unsecured general creditors. The plan is described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2007.
The accounts payable balance of $29.5 million at March 31, 2008 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $24.6 million at March 31, 2008 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs.
Notes payable — current decreased by $7.7 million to $2.9 million at March 31, 2008 from $10.6 million at December 31, 2007 due to the payment of contingent proceeds related to acquired businesses.
Other liabilities (current and non-current) increased by $7.0 million at March 31, 2008 from December 31, 2007. This increase relates to several items, including: an increase in interest payable of $0.8 million due to higher borrowings under the credit facility, $0.6 million related to share repurchases that traded in March, 2008 but did not settle until April, 2008 and $1.0 million related to acquisitions. In addition, other liabilities (current) at March 31, 2008 includes a $4.2 million liability related to CBIZ’s self-funded health benefit plan. CBIZ converted its comprehensive health benefit plan from a fully-insured plan to a self-funded program in January 2008. See further discussion of this plan in Note 6 of the accompanying consolidated financial statements.
Income taxes payable (current and non-current) increased by $11.2 million from $8.0 million at December 31, 2007 to $19.2 million at March 31, 2008. This increase was primarily due to the provision for current income taxes and interest expense on estimated tax reserves. These increases were partially offset by estimated tax payments and tax benefits related to the exercise of stock options.
Bank debt for amounts due on CBIZ’s credit facility increased by $45.0 million at March 31, 2008 from December 31, 2007. This increase was primarily due to $17.1 million used for business acquisitions and intangible assets (including contingent consideration paid for prior period acquisitions), $22.2 million for the repurchase of CBIZ common stock during the first quarter of 2008, and to the seasonal use of cash that typically occurs in CBIZ’s first fiscal quarter (as described under “Sources and Uses of Cash” below).

Stockholders’ equity decreased by $2.6 million to $223.8 million at March 31, 2008 from $226.4 million at December 31, 2007. The decrease in stockholders’ equity was primarily attributable to share repurchases totaling $22.8 million (2.5 million shares), offset by net income of $16.8 million and the exercise of stock options which contributed $4.0 million. In addition, CBIZ recorded an additional $1.5 million in accumulated other comprehensive losses in the first quarter of 2008, primarily related to ARS and the interest rate swap. See further discussion of these losses in Note 7 of the accompanying consolidated financial statements.
Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with an unsecured credit facility.
The unsecured credit facility expires November 16, 2012 and was amended effective April 3, 2008 to increase the commitment from $100.0 million to $150.0 million. At March 31, 2008, CBIZ had outstanding borrowings of $75.0 million under its credit facility, and had letters of credit and performance guarantees totaling $5.1 million. Available funds under the facility based on the terms of the commitment were approximately $14.9 million at March 31, 2008. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic investments.
The facility allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants at March 31, 2008.
CBIZ may also obtain funding by offering equity or debt securities, through public or private markets. CBIZ currently has an effective shelf registration statement under which it can offer such securities to the public. See Note 12 to the Annual Report on Form 10-K for the year ended December 31, 2007 for a description of the shelf registration statement. CBIZ issued $100 million of convertible senior subordinated notes to qualified institutional buyers on May 30, 2006. These Notes mature on June 1, 2026 and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011.
Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2008 and 2007 (in thousands):

Total cash provided by (used in):	2008	2007
Operating activities	$(11,491)	$(12,713)
Investing activities	(16,300)	(8,343)
Financing activities	26,733	15,821

Decrease in cash and cash equivalents	$(1,058)	$(5,235)

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash is followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters. During the three months ended March 31, 2008, net cash used in operating activities was $11.5 million compared to $12.7 million for the comparable period in 2007. The $1.2 million decrease in net cash used in operating activities was primarily due to higher net income and faster collections of accounts receivable. DSO improved to 79 days at March 31, 2008 from 80 days at March 31, 2007.

Cash flows from investing activities consist primarily of payments toward capital expenditures and business acquisitions, proceeds from divested operations and the collection of notes receivable. CBIZ used $16.3 million in net cash for investing activities during the three months ended March 31, 2008, compared to $8.3 million during the comparable period in 2007. Investing uses of cash during the three months ended March 31, 2008 primarily consisted of $16.3 million of net cash used towards business acquisitions, $0.8 million for the acquisition of other intangible assets and $1.3 million for capital expenditures (net), offset by $1.6 million in proceeds received from the sale of various operations and $0.5 million in payments received on notes receivable. Investing uses of cash during the first quarter of 2007 primarily consisted of $7.5 million of net cash used towards business acquisitions, $1.6 million for the acquisition of other intangible assets and $1.1 million for capital expenditures (net), offset by $2.2 million in proceeds received from the sale of various operations and $0.1 million in payments received on notes receivable. Capital expenditures primarily consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.
Cash flows from financing activities consist of net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, and proceeds from the exercise of stock options. Net cash provided by financing activities during the three months ended March 31, 2008 was $26.7 million compared to $15.8 million for the comparable period in 2007. Financing sources of cash during the three months ended March 31, 2008 included $45.0 million in net proceeds from the credit facility, $4.1 million in proceeds from the exercise of stock options (including tax benefits), offset by $22.2 million in cash used to repurchase shares of CBIZ common stock. Net cash provided by financing activities during the three months ended March 31, 2007 included $29.2 million in net proceeds from the credit facility and $3.5 million in proceeds from the exercise of stock options (including tax benefits), offset by $16.8 million in cash used to repurchase shares of CBIZ common stock.
Obligations and Commitments
CBIZ’s aggregate amount of future obligations at March 31, 2008 for the next five years and thereafter is set forth below (in thousands):

	Total	2008(1)	2009	2010	2011	2012	Thereafter
Convertible notes	$100,000	$—	$—	$—	$—	$—	$100,000

Interest on convertible notes	57,813	3,125	3,125	3,125	3,125	3,125	42,188

Credit facility	75,000	—	—	—	—	75,000	—

Income taxes payable (2)	11,820	10,892	928	—	—	—	—

Notes payable	3,218	1,997	1,221	—	—	—	—

Capitalized leases	370	297	73	—	—	—	—
Restructuring lease obligations(3)	18,949	3,078	3,616	3,204	2,930	2,611	3,510
Non-cancelable operating lease obligations (3)	156,765	24,908	29,218	24,365	19,969	17,472	40,833
Letters of credit in lieu of cash security deposits	3,699	1,386	1,000	535	200	—	578
Performance guarantees for non-consolidated affiliates	1,383	883	500	—	—	—	—
License bonds and other letters of credit	1,439	—	—	—	—	—	1,439

Total	$430,456	$46,566	$39,681	$31,229	$26,224	$98,208	$188,548

(1)	Represents contractual obligations from April 1, 2008 to December 31, 2008.

(2)	Approximately $7.4 million of unrecognized tax benefits is not reflected in this table. The Company has accrued for uncertain tax positions in accordance with FIN 48, however, since the Company is unable to determine a reasonably reliable estimate of the timing of the future payments, they are not reflected in this table.

(3)	Excludes cash expected to be received under subleases.

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
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.4 million at March 31, 2008 and December 31, 2007. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $3.7 million at March 31, 2008 and December 31, 2007. In addition, CBIZ provides performance bonds to various state agencies to meet certain licensing requirements. The amount of performance bonds outstanding at March 31, 2008 and December 31, 2007 totaled $1.4 million.
CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2008, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.
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
During 2006, CBIZ sold $100.0 million in convertible senior subordinated notes (“Notes”) bearing a fixed interest rate of 3.125% to qualified institutional buyers. The Notes mature on June 1, 2026 and have call protection such that they may not be redeemed until June 6, 2011; we believe this low cost of borrowing mitigates our interest rate risk.
In connection with payroll services provided to clients, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in short-term investments and ARS, which have historically been highly liquid. In accordance with our investment policy, all investments carry an investment grade rating at the time of initial investment. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for further discussion of ARS.

Investments of client funds are generally variable in nature and, therefore, the income earned on these investments fluctuates based upon the changes in short-term rates. The interest income on these short-term investments mitigates the interest rate risk for the borrowing costs of CBIZ’s credit facility, as the rates on both the investments and the unhedged outstanding borrowings against the credit facility float based on market conditions.
Critical Accounting Policies
The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
There have been no material changes to CBIZ’s critical accounting policies from the information provided in part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading Critical Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2007.
New Accounting Pronouncements
Effective January 1, 2008, CBIZ adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements, but rather expands the disclosure of fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” which delayed the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Note 8 to these consolidated financial statements for further discussion of the adoption of SFAS No. 157.
Effective January 1, 2008, CBIZ adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of March 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for CBIZ beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 161 on its consolidated financial statements.
On May 9, 2008, the FASB issued FASB Staff Position No, APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. This standard will have an impact on the Company’s financial statements, however, the Company has not yet determined the amount of the impact.
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
A more detailed description of risk factors may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2007. CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in LIBOR, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at March 31, 2008 was $75.0 million. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2008, interest expense would increase or decrease approximately $0.7 million annually.
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
In connection with CBIZ’s payroll business, funds held for clients are segregated and invested in short-term investments and ARS. ARS are variable debt instruments with longer stated maturities whose interest rates are reset at pre-determined short-term intervals through a Dutch auction system. CBIZ invests a portion of funds held for clients in ARS as they typically generate higher rates of return than money market investment alternatives. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial investment.
As a result of the recent liquidity issues experienced in the credit and capital markets, CBIZ’s ARS have experienced failed auctions during the first quarter of 2008 and one of the investments was downgraded below the minimum rating required by the Company’s investment policy. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of our investments in ARS no longer approximates their face value. At March 31, 2008, the face value of ARS held by CBIZ totaled $23.4 million, of which $2.0 million was redeemed by the issuer in April 2008. On March 31, 2008, CBIZ reduced the carrying amount of the remaining ARS by $2.1 million, to $19.3 million. CBIZ determined this decline in fair market value to be temporary, and recorded the decline as an unrealized loss in accumulated other comprehensive loss. The impact to accumulated other comprehensive loss was $1.2 million, net of income taxes. In addition, CBIZ reclassified $19.3 million of the ARS with maturity dates beyond March 31, 2009 from current assets (Funds held for clients — current) to non-current assets (Funds held for clients — non-current), as CBIZ intends and has the ability to hold these investments until anticipated recovery in value occurs.
CBIZ continues to monitor the market for ARS and consider its impact on the fair value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, CBIZ may be required to record additional unrealized losses in other comprehensive income or impairment charges in future periods. Although we have experienced these failed auctions with regards to ARS, CBIZ believes it has adequate liquidity to operate and settle client obligations as the majority of CBIZ’s client funds are invested in highly-liquid short-term money market funds.
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
There were no changes in our Internal Controls that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
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
Item 1A. Risk Factors
Factors that may affect CBIZ’s actual operating and financial results are described in “Item 1A. Risk Factors” of CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) During the first quarter of 2008, approximately 18,000 shares of CBIZ common stock became issuable as contingent consideration owed to former owners of businesses that were acquired by CBIZ. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued had access to full information about CBIZ and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
(c) On February 8, 2007, CBIZ’s Board of Directors authorized a share repurchase program allowing for share repurchases of up to 5.0 million shares of CBIZ common stock. Under this program, shares may be repurchased in the open market or in privately negotiated transactions according to SEC rules. The program expired March 31, 2008.
On February 7, 2008, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2009. The shares may be repurchased in the open market or in privately negotiated transactions according to SEC rules.
The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Stock repurchase activity during the three months ended March 31, 2008 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).
Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total	Average	Purchased as	May Yet Be
	Number of	Price Paid	Part of Publicly	Purchased
	Shares	Per	Announced	Under the
Period	Purchased	Share (1)	Plans	Plans (2)
January 1 - January 31, 2008 (3)	478	$9.17	478	1,892
February 1 - February 29, 2008 (3)	1,644	$9.10	1,644	248
March 1 - March 31, 2008 (3)	413	$8.33	413	4,835

Total first quarter purchases (4)	2,535	$8.99	2,535

(1)	Average price paid per share includes fees and commissions.

(2)	Shares that may yet be purchased under the plan as of January 31, 2008 and February 29, 2008 were calculated under the repurchase plan that expired March 31, 2008. Shares that may yet be purchased under the plan at March 31, 2008 were calculated under the share repurchase plan expiring March 31, 2009.

(3)	Open market purchases.

(4)	The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, a broker is granted discretion to repurchase shares on the Company’s behalf, and the broker is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
According to the terms of CBIZ’s credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 5 to the accompanying consolidated financial statements for a description of working capital restrictions and limitations upon the payment of dividends.

Item 6. Exhibits

10.1	Amendment No. 4 to Credit Agreement, dated as of April 3, 2008, by and among CBIZ, Inc., the several financial institutions from time to time party to the agreement and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated April 3, 2008, and incorporated herein by reference).

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc. (Registrant)
Date: May 12, 2008	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer