Form 10-Q
period 2008-06-30
CBIZ, Inc.
filed 2008-08-11
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at
Class of Common Stock	July 31, 2008
Common Stock, par value $0.01 per share	61,677,489

CBIZ, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	JUNE 30,	DECEMBER 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,622	$12,144
Restricted cash	18,331	15,402
Accounts receivable, net	132,699	115,333
Notes receivable — current, net	1,934	1,722
Deferred income taxes — current	6,963	4,682
Other current assets	10,308	10,086
Assets of discontinued operations	552	2,312

Current assets before funds held for clients	182,409	161,681
Funds held for clients — current	57,320	88,048

Total current assets	239,729	249,729

Property and equipment, net	25,457	26,279
Notes receivable — non-current, net	1,275	2,017
Deferred income taxes — non-current	5,314	5,300
Goodwill and other intangible assets, net	281,721	268,388
Assets of deferred compensation plan	24,356	22,157
Funds held for clients — non-current	17,767	—
Other assets	3,963	4,122

Total assets	$599,582	$577,992

LIABILITIES
Current liabilities:
Accounts payable	$33,735	$27,293
Income taxes payable — current	4,267	—
Accrued personnel costs	32,968	40,281
Notes payable — current	5,746	10,602
Other current liabilities	20,370	13,969
Liabilities of discontinued operations	3,210	3,777

Current liabilities before client fund obligations	100,296	95,922
Client fund obligations	76,700	88,048

Total current liabilities	176,996	183,970

Convertible notes	100,000	100,000
Bank debt	60,000	30,000
Income taxes payable — non-current	7,555	8,029
Deferred compensation plan obligations	24,356	22,157
Other non-current liabilities	6,817	7,390

Total liabilities	375,724	351,546

STOCKHOLDERS’ EQUITY
Common stock	1,056	1,041
Additional paid-in capital	485,577	477,804
Accumulated deficit	(13,347)	(37,414)
Treasury stock	(248,244)	(214,883)
Accumulated other comprehensive loss	(1,184)	(102)

Total stockholders’ equity	223,858	226,446

Total liabilities and stockholders’ equity	$599,582	$577,992

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Revenue	$175,734	$156,658	$373,086	$335,102
Operating expenses	154,883	138,259	313,213	282,297

Gross margin	20,851	18,399	59,873	52,805
Corporate general and administrative expense	7,791	7,408	15,043	16,090

Operating income	13,060	10,991	44,830	36,715

Other income (expense):
Interest expense	(1,888)	(1,694)	(3,605)	(2,966)
Gain on sale of operations, net	221	10	241	105
Other income (expense), net	335	1,988	(1,012)	2,595

Total other income (expense), net	(1,332)	304	(4,376)	(266)

Income from continuing operations before income tax expense	11,728	11,295	40,454	36,449

Income tax expense	4,255	4,792	15,753	15,100

Income from continuing operations	7,473	6,503	24,701	21,349

Loss from discontinued operations, net of tax	(196)	(556)	(194)	(945)
Gain (loss) on disposal of discontinued operations, net of tax	9	3,883	(440)	3,690

Net income	$7,286	$9,830	$24,067	$24,094

Earnings (loss) per share:
Basic:
Continuing operations	$0.12	$0.10	$0.39	$0.32
Discontinued operations	—	0.05	(0.01)	0.05

Net income	$0.12	$0.15	$0.38	$0.37

Diluted:
Continuing operations	$0.12	$0.10	$0.39	$0.32
Discontinued operations	—	0.05	(0.01)	0.04

Net income	$0.12	$0.15	$0.38	$0.36

Basic weighted average shares outstanding	61,830	65,142	62,544	65,740

Diluted weighted average shares outstanding	62,440	66,459	63,320	67,236

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2008	2007
Cash flows from operating activities:
Net income	$24,067	$24,094
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	194	945
(Gain) loss on disposal of discontinued operations, net of tax	440	(3,690)
Gain on sale of operations, net	(241)	(105)
Bad debt expense, net of recoveries	2,306	1,865
Depreciation and amortization expense	7,615	6,786
Deferred income taxes	(1,813)	318
Excess tax benefits from share based payment arrangements	(1,534)	(2,073)
Employee stock awards	1,824	1,086
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(2,929)	1,493
Accounts receivable, net	(18,920)	(21,316)
Other assets	(78)	(403)
Accounts payable	6,059	527
Income taxes payable	5,697	4,058
Accrued personnel costs	(7,456)	(6,132)
Other liabilities	5,283	2,094

Net cash provided by continuing operations	20,514	9,547
Operating cash flows used in discontinued operations	(986)	(146)

Net cash provided by operating activities	19,528	9,401

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(20,630)	(18,794)
Acquisition of other intangible assets	(808)	(1,608)
Proceeds from sales of divested and discontinued operations	2,253	16,811
Additions to property and equipment, net	(2,619)	(2,616)
Additions to notes receivable	(170)	—
Payments received on notes receivable	241	92
Net cash used in discontinued operations	—	(570)

Net cash used in investing activities	(21,733)	(6,685)

Cash flows from financing activities:
Proceeds from bank debt	135,610	153,150
Payment of bank debt	(105,610)	(143,150)
Payment of notes payable and capitalized leases	(254)	(296)
Payment for acquisition of treasury stock	(33,024)	(24,692)
Proceeds from exercise of stock options	3,525	2,911
Excess tax benefit from exercise of stock awards	1,534	2,073
Debt issuance costs	(98)	—

Net cash provided by (used in) financing activities	1,683	(10,004)

Net decrease in cash and cash equivalents	(522)	(7,288)
Cash and cash equivalents at beginning of year	12,144	12,971

Cash and cash equivalents at end of period	$11,622	$5,683

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ”) as of June 30, 2008 and December 31, 2007, the results of their operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of CBIZ and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. CBIZ does not consolidate variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ.

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

“Funds held for clients” are reported as current and non-current assets, as appropriate, based upon characteristics of the underlying investments, and “Client fund obligations” are reported as current liabilities. If the par value of investments held do not approximate fair value, the balance in “Funds held for clients” may not be equal to the balance in “Client fund obligations”. The amount of collected but not yet remitted funds may vary significantly during the year.

“Funds held for clients” include cash, overnight investments and Auction Rate Securities (ARS). ARS are classified as available for sale securities in accordance with FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). See Note 7 for further discussion of ARS.

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. These criteria are in accordance with GAAP and SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104 “Revenue Recognition”.

CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition, as it relates to those groups, is included in the Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements

Effective January 1, 2008, CBIZ adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements, but rather expands the disclosure of fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, CBIZ did not apply the provisions of SFAS No. 157 to long-lived assets, goodwill and other intangible assets that are measured for impairment testing purposes. See Note 8 for further discussion of the adoption of SFAS No. 157.

Effective January 1, 2008, CBIZ adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of June 30, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any retained noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. This statement is effective for CBIZ beginning January 1, 2009. CBIZ is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133. It requires entities to provide greater transparency about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and c) how derivative and related hedged items affect an entity’s financial position, results of operations, and cash flow. SFAS No. 161 is effective for CBIZ beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 161 on its consolidated financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted, to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. This standard will have an impact on the Company’s consolidated financial statements and the Company is currently evaluating the amount of the impact.

2.	Accounts Receivable, Net

Accounts receivable balances at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	2008	2007
Trade accounts receivable	$109,807	$98,881
Unbilled revenue	28,815	21,572
Other accounts receivable	559	712

Total accounts receivable	139,181	121,165
Allowance for doubtful accounts	(6,482)	(5,832)

Accounts receivable, net	$132,699	$115,333

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	2008	2007
Goodwill	$224,956	$213,511
Intangibles:
Client lists	68,272	63,234
Intangible assets — other	7,842	8,125

Total intangibles	76,114	71,359

Total goodwill and other intangibles assets	301,070	284,870
Accumulated amortization	(19,349)	(16,482)

Goodwill and other intangible assets, net	$281,721	$268,388

Client lists are amortized over their expected periods of benefit not to exceed ten years. Other intangible assets, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years. Amortization expense for client lists and other intangible assets was approximately $2.0 million and $1.5 million for the three months ended and $3.9 million and $2.7 million for the six months ended June 30, 2008 and 2007, respectively.

4.	Depreciation and Amortization Expense

Depreciation and amortization expense for property, equipment and intangible assets is reported in operating expenses or general and administrative expense in the accompanying consolidated statements of operations. Depreciation and amortization expense for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Operating expenses	$3,497	$2,822	$6,937	$5,386
Corporate general and administrative expense	301	592	678	1,400

Total depreciation and amortization expense	$3,798	$3,414	$7,615	$6,786

5.	Borrowing Arrangements

Convertible Senior Subordinated Notes

CBIZ had $100.0 million of convertible senior subordinated notes (“Notes”) outstanding at June 30, 2008. The Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The terms of the Notes are governed by the Indenture dated as of May 30, 2006, with U.S. Bank National Association as trustee. The Notes and Indenture are further described in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Bank Debt

CBIZ maintains an unsecured credit facility (“facility”) with Bank of America as agent bank for a group of five participating banks. CBIZ had $60.0 million and $30.0 million of outstanding borrowings under the facility at June 30, 2008 and December 31, 2007, respectively. Rates for the six months ended June 30, 2008 and for the year ended December 31, 2007 were as follows:

	2008	2007
Weighted average rates	4.87%	7.05%

Range of effective rates	3.60% - 7.25%	6.09% - 8.25%

CBIZ had approximately $77.3 million of available funds under the facility at June 30, 2008. Available funds under the facility are reduced by letters of credit and obligations determined to be “other indebtedness” in accordance with the terms of the facility. The facility expires November 2012 and was amended effective April 3, 2008 to increase the commitment from $100.0 million to $150.0 million.

The facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. Under the facility, loans are charged an interest rate consisting of a base rate or LIBOR plus an applicable margin. Additionally, a commitment fee is charged on the unused portion of the facility.

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

Acquisitions

The purchase price that CBIZ pays for businesses and client lists generally consists of two components: an up-front non-contingent portion, and a portion which is contingent upon the acquired businesses’ or client lists’ actual future performance. Non-contingent purchase price is recorded at the date of acquisition and contingent purchase price is recorded as it is earned. Shares of CBIZ common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to two years. Acquisitions are further discussed in Note 12.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Indemnifications

CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2008, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the six months ended June 30, 2008 and 2007, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $3.7 million as of June 30, 2008 and December 31, 2007. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2008 and December 31, 2007 was $1.6 million and $1.4 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.4 million as of June 30, 2008 and December 31, 2007. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as “other current liabilities” in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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
The Company’s policy is to accrue a liability for both known claims and for estimated claims that have been incurred but not reported, as of each reporting date. The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments to the

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
estimated expense if circumstances differ from the assumptions used in estimating the liability. CBIZ’s net healthcare costs include health claims expenses, premiums for the stop-loss coverages and administration fees to the third-party administrator.

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

Auction Rate Securities

At December 31, 2007, the fair value of our investments in Auction Rate Securities (“ARS”) approximated face value and totaled $22.5 million. These ARS were recorded as “Funds held for clients — current” in the consolidated balance sheets. There were no impairment charges recorded for our investments in ARS during the year ended December 31, 2007.

As a result of recent liquidity issues experienced in the credit and capital markets, CBIZ’s ARS have experienced failed auctions during the first six months of 2008 and one of the investments was downgraded below the minimum rating required by the Company’s investment policy. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of our investments in ARS no longer approximates their face value.

CBIZ determined the declines in fair value to be temporary and recorded the declines as unrealized losses in accumulated other comprehensive loss. As of June 30, 2008, CBIZ recorded unrealized losses totaling $1.6 million compared to $2.1 million at March 31, 2008. The fair value of ARS outstanding at June 30, 2008 was 91.7% of face value compared to 90.3% at March 31, 2008. During the three months ended June 30, 2008, two ARS were redeemed at face value.

CBIZ reclassified $17.8 million ARS with maturity dates beyond June 30, 2009, from current assets (Funds held for clients — current) to non-current assets (Funds held for clients — non-current), as CBIZ intends and has the ability to hold these investments until anticipated recovery in value occurs.

Interest Rate Swap

In December 2007, effective January 3, 2008, CBIZ entered into a two-year, zero-cost interest rate swap (“swap”) for the purpose of managing cash flow and interest rate variability on a portion of outstanding borrowings under the credit facility. CBIZ does not enter into derivative instruments for trading or speculative purposes.

Under the terms of the swap agreement, CBIZ pays interest at a fixed rate of 3.9% plus applicable margin under the credit agreement, and receives interest payments that are variable with one-month LIBOR. Interest is calculated by reference to the $10.0 million notional amount of the swap and payments are exchanged each month. During the three months and six months ended June 30, 2008, CBIZ recorded additional interest expense of approximately $31,000 and $37,000, respectively, related to the swap agreement.

CBIZ designated the swap as a cash flow hedge and accounts for the swap in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
amendments and interpretations. Accordingly, the interest rate swap is recorded as either an asset or liability in the consolidated balance sheets at fair value. Changes in fair value are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, to the extent the swap is effective. Amounts recorded to accumulated other comprehensive income are reclassified to interest expense as interest on the hedged borrowings is recognized. Net amounts due related to the swap are recorded as adjustments to interest expense when earned or payable. Any ineffective portion of the swap is recorded to interest expense.

The fair value of the swap is included in “other non-current liabilities” on the consolidated balance sheets and was $0.1 million at June 30, 2008. Fair value represents the amount that CBIZ would have to pay to terminate the swap agreement at the reporting date. Over the next 12 months, CBIZ expects to reclassify approximately $0.1 million of deferred losses from accumulated other comprehensive loss to interest expense as related interest payments that are being hedged are recognized.
The swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis, and if the swap were to be de-designated as a hedge it would be accounted for as a financial instrument used for trading. There was no ineffectiveness for the first six months of 2008.

8.	Fair Value Measurements

As discussed in Note 1, SFAS No. 157 was adopted for measuring and reporting financial assets and liabilities in the Company’s financial statements beginning January 1, 2008. SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table summarizes CBIZ’s assets and liabilities at June 30, 2008 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at June 30, 2008 with
		Quoted Prices
	Portion of	in Active	Significant
	Carrying Value	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets of deferred compensation plan	$24,356	$24,356	$—	$—
Auction rate securities	$19,380	$—	$—	$17,767
Interest rate swap	$(125)	$—	$—	$(125)

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the six months ended June 30, 2008 (pre-tax basis) (in thousands):

	Auction Rate	Interest Rate
	Securities	Swap
Beginning balance — January 1, 2008	$—	$—
Transfers into Level 3	21,420	—
Redemption of securities	(2,040)	—
Unrealized losses included in accumulated other comprehensive loss	(1,613)	(125)

Ending balance — June 30, 2008	$17,767	$(125)

Due to the liquidity issues described in Note 7 and because quoted prices from broker-dealers were unavailable for CBIZ’s ARS, the majority of the investments in ARS were transferred from Level 2 to Level 3 during the first six months of 2008. Accordingly, a fair value assessment of these securities was performed in accordance with SFAS No. 157. The assessment was performed on each security based on a discounted cash flow model utilizing various assumptions that included maximum interest rates for each issue, probabilities of successful auctions, failed auctions or default, the timing of cash flows, the quality and level of collateral of the securities, and the rate of recovery from bond insurers in the event of default. According to the fair value analysis, fair value of the ARS were 91.7% of face value, resulting in a $1.6 million temporary impairment at June 30, 2008.

CBIZ has determined that the impairment is temporary due to the recent dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuers’ ability to refinance if necessary. In addition, CBIZ has sufficient liquidity in its client fund assets to fund client obligations and the Company does not anticipate that the current lack of liquidity of these investments will affect its ability to conduct business. Therefore, CBIZ has the ability and intent to hold the ARS until anticipated recovery in value occurs. The decline in fair value has been recorded as an unrealized loss in accumulated other comprehensive loss, net of income taxes.

9.	Other Comprehensive Income

Other comprehensive income is reflected as an increase to stockholders’ equity and is not reflected in CBIZ’s results of operations. Other comprehensive income for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Net income	$7,286	$9,830	$24,067	$24,094
Net unrealized gains (losses) on available-for-sale securities, net of income tax	277	—	(975)	6
Net unrealized gain (loss) on interest rate swap, net of income tax	106	—	(79)	—
Foreign currency translation	(12)	(4)	(28)	(15)

Total other comprehensive income	$7,657	$9,826	$22,985	$24,085

Accumulated other comprehensive loss, net of tax, was approximately $1.2 million and $0.1 million at June 30, 2008 and December 31, 2007, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to: unrealized gains and losses on available-for-sale securities, the interest rate swap, and foreign currency translation.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 1996 Employee Stock Option Plan and 2002 Stock Incentive Plan, which are described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2007. The terms and vesting schedules for stock-based awards vary by type and date of grant. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, compensation expense for stock-based awards recognized during the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Stock options	$751	$400	$1,160	$790
Restricted stock awards	402	189	664	296

Total stock-based compensation expense	$1,153	$589	$1,824	$1,086

Stock award activity during the six months ended June 30, 2008 was as follows (in thousands, except per share data):

	Stock		Restricted Stock
	Options		Awards
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Grant-Date
	of	Price Per	of	Fair
	Options	Share	Shares	Value (1)
Outstanding at beginning of year	3,638	$5.43	516	$6.28
Granted	1,274	$8.24	327	$8.33
Exercised	(980)	$3.61	—	$—
Released	—	$—	(203)	$6.06
Expired or canceled	(59)	$6.30	(7)	$8.23

Outstanding at June 30, 2008	3,873	$6.79	633	$7.41

Exercisable at June 30, 2008	1,419	$5.46

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.
CBIZ had approximately 8.4 million shares available for future grant under the stock option plans at June 30, 2008.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data).

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations after income tax expense	$7,473	$6,503	$24,701	$21,349

Denominator:
Basic
Weighted average common shares	61,830	65,142	62,544	65,740

Diluted
Options (1)	484	1,033	609	1,196
Restricted stock awards	120	112	163	121
Contingent shares (2)	6	172	4	179

Total diluted weighted average common shares	62,440	66,459	63,320	67,236

Basic earnings per share from continuing operations	$0.12	$0.10	$0.39	$0.32

Diluted earnings per share from continuing operations	$0.12	$0.10	$0.39	$0.32

(1)	A total of 2.2 million and 1.6 million options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2008, respectively, and a total of 1.6 million options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2007, respectively, as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.
12.	Acquisitions

During the six months ended June 30, 2008, CBIZ acquired a payroll business, an insurance agency and a national executive search firm, all three of which are reported in the Employee Services practice group. The payroll business is located in Palm Desert, California and provides payroll processing services to a large number of clients primarily in California and Arizona. The insurance business is located in Frederick, Maryland and is a broker of innkeepers’ insurance programs. The national executive search firm is headquartered in Overland Park, Kansas and provides services to commercial and industrial companies, development-stage organizations and non-profit organizations. In addition, CBIZ acquired two client lists during the six months ended June 30, 2008, one of which is reported in the Financial Services practice group and the other is reported in the Employee Services practice group. Aggregate consideration for these acquisitions consisted of approximately $9.5 million in cash and approximately 23,600 shares of common stock paid at closing, and up to an additional $7.9 million in cash and approximately 25,900 shares of common stock which is contingent upon future financial performance of the acquired businesses and client lists. In addition, CBIZ paid approximately $11.1 million in cash and issued approximately 80,500 shares of common stock during the first six months of 2008 as contingent proceeds for previous acquisitions.

During the six months ended June 30, 2007, CBIZ acquired an accounting firm and a medical billing service company. The accounting firm is located in Phoenix, Arizona and is reported in the Financial

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Services practice group. The medical billing services company is based in Montgomery, Alabama and is reported in the Medical Management Professionals practice group. In addition, CBIZ acquired three client lists during the six months ended June 30, 2007, two of which are reported in the Financial Services practice group and the other is reported in the Employee Services practice group. Aggregate consideration for the acquisitions consisted of approximately $10.4 million in cash and 62,400 shares of common stock paid at closing, and up to an additional $8.8 million (payable in cash and common stock) which is contingent on certain future revenue and earnings targets. In addition, CBIZ paid approximately $8.4 million in cash and issued approximately 21,800 shares of common stock during the first half of 2007 as contingent proceeds for previous acquisitions.

The operating results of these businesses are included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements are recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) are allocated to goodwill.

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the six months ended June 30, 2008 and 2007 were as follows (in thousands):

	2008	2007
Goodwill	$11,445	$2,535

Client lists	$5,702	$10,400

Other intangible assets	$114	$274

13.	Discontinued Operations and Divestitures

From time to time, CBIZ divests (through sale or closure) business operations that do not contribute to the Company’s long-term objectives for growth, or that are not complementary to its target service offerings and markets. Divestitures are classified as discontinued operations provided they meet the criteria as provided in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”.

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned.

During the six months ended June 30, 2008, CBIZ sold an operation from the Financial Services practice group, closed an operation from National Practice group and received contingent proceeds from a Financial Services operation that was sold in the third quarter of 2007. CBIZ received cash proceeds totaling $1.6 million and recognized pre-tax losses totaling $0.4 million as the result of these divestitures.

During the six months ended June 30, 2007, CBIZ sold two operations which were previously reported in the Financial Services and Employee Services practice groups. CBIZ received proceeds of $14.7 million cash and $0.6 million in notes receivable, and recognized pre-tax gains of $8.6 million as a result of these sales.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
For those businesses that qualified for treatment as discontinued operations, the assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and losses from discontinued operations for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2008	2007	2008	2007
Revenue	$118	$6,226	$505	$14,078

Loss from discontinued operations, before income tax benefit	$(310)	$(879)	$(304)	$(1,479)
Income tax benefit	114	323	110	534

Loss from discontinued operations net of tax	$(196)	$(556)	$(194)	$(945)

Gain (loss) on the disposal of discontinued operations for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2008	2007	2008	2007
Gain (loss) on disposal of discontinued operations, before income tax expense	$13	$8,620	$(365)	$8,579
Income tax expense	4	4,737	75	4,889

Gain (loss) on disposal of discontinued operations, net of tax	$9	$3,883	$(440)	$3,690

At June 30, 2008 and December 31, 2007, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2008	2007
Assets:
Current assets	$520	$1,705
Goodwill and other intangible assets, net	—	569
Other assets	32	38

Assets of discontinued operations	$552	$2,312

Liabilities:
Current liabilities	$864	$1,078
Other liabilities	2,346	2,699

Liabilities of discontinued operations	$3,210	$3,777

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “gain on sale of operations, net” in the consolidated statements of operations.

During each of the six-month periods ended June 30, 2008 and 2007, CBIZ sold two client lists, and recognized gains related to client lists that were sold in previous years. “Gain on sale of operations, net” totaled $0.2 million and $0.1 million, for the six months ended June 30, 2008 and 2007, respectively. Proceeds for the six months ended June 30, 2008 consisted of cash and notes, each totaling $0.1 million, and proceeds for the six months ended June 30, 2007 consisted of cash and notes totaling $0.2 million and $0.1 million respectively.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
In addition to the cash proceeds described under “discontinued operations” and “divestitures” above, CBIZ received cash payments totaling $0.6 million and $1.9 million during the six months ended June 30, 2008 and 2007, respectively, on outstanding notes receivable related to divestitures made in previous years. The gains and losses related to these divestitures were recorded in previous years.
14.	Segment Disclosures

CBIZ is a diversified services company which, acting through its subsidiaries, provides professional business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and Canada. CBIZ delivers its integrated services through the following four practice groups: Financial Services, Employee Services, Medical Management Professionals (MMP), and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. A general description of services provided by practice group is listed in the table below.

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

Corporate and Other. Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These costs include items such as incentive compensation, gains or losses attributable to assets held in the Company’s deferred compensation plan, stock based compensation, and certain advertising expenses.

Accounting policies for the practice groups are the same as those described in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2007. Upon consolidation, all intercompany accounts and transactions are eliminated; thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding the expenses reported in the “Corporate and Other” segment.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Segment information for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2008
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$74,955	$47,307	$41,899	$11,573	$—	$175,734
Operating expenses	65,438	38,802	36,318	10,800	3,525	154,883

Gross margin	9,517	8,505	5,581	773	(3,525)	20,851
Corporate general & admin	—	—	—	—	7,791	7,791

Operating income (loss)	9,517	8,505	5,581	773	(11,316)	13,060
Other income (expense):
Interest expense	(2)	(6)	—	—	(1,880)	(1,888)
Gain on sale of operations, net	—	—	—	—	221	221
Other income (expense), net	82	354	53	2	(156)	335

Total other income (expense)	80	348	53	2	(1,815)	(1,332)

Income (loss) from continuing operations before income tax expense	$9,597	$8,853	$5,634	$775	$(13,131)	$11,728

	THREE MONTHS ENDED JUNE 30, 2007
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$69,112	$42,837	$32,116	$12,593	$—	$156,658
Operating expenses	59,814	34,774	27,595	10,975	5,101	138,259

Gross margin	9,298	8,063	4,521	1,618	(5,101)	18,399
Corporate general & admin	—	—	—	—	7,408	7,408

Operating income (loss)	9,298	8,063	4,521	1,618	(12,509)	10,991
Other income (expense):
Interest expense	(12)	(8)	—	—	(1,674)	(1,694)
Gain on sale of operations, net	—	—	—	—	10	10
Other income, net	85	466	47	3	1,387	1,988

Total other income (expense)	73	458	47	3	(277)	304

Income (loss) from continuing operations before income tax expense	$9,371	$8,521	$4,568	$1,621	$(12,786)	$11,295

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	SIX MONTHS ENDED JUNE 30, 2008
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$173,760	$94,562	$82,665	$22,099	$—	$373,086
Operating expenses	136,150	77,243	72,410	21,179	6,231	313,213

Gross margin	37,610	17,319	10,255	920	(6,231)	59,873
Corporate general & admin	—	—	—	—	15,043	15,043

Operating income (loss)	37,610	17,319	10,255	920	(21,274)	44,830
Other income (expense):
Interest expense	(8)	(13)	—	—	(3,584)	(3,605)
Gain on sale of operations, net	—	—	—	—	241	241
Other income (expense), net	178	808	136	15	(2,149)	(1,012)

Total other income (expense)	170	795	136	15	(5,492)	(4,376)

Income (loss) from continuing operations before income tax expense	$37,780	$18,114	$10,391	$935	$(26,766)	$40,454

	SIX MONTHS ENDED JUNE 30, 2007
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$161,144	$87,874	$61,724	$24,360	$—	$335,102
Operating expenses	125,595	70,006	54,261	21,923	10,512	282,297

Gross margin	35,549	17,868	7,463	2,437	(10,512)	52,805
Corporate general & admin	—	—	—	—	16,090	16,090

Operating income (loss)	35,549	17,868	7,463	2,437	(26,602)	36,715
Other income (expense):
Interest expense	(30)	(8)	—	—	(2,928)	(2,966)
Gain on sale of operations, net	—	—	—	—	105	105
Other income, net	179	914	93	16	1,393	2,595

Total other income (expense)	149	906	93	16	(1,430)	(266)

Income (loss) from continuing operations before income tax expense	$35,698	$18,774	$7,556	$2,453	$(28,032)	$36,449

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at June 30, 2008 and December 31, 2007, results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
CBIZ provides professional business services that help clients manage their finances, employees and technology. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and Canada. CBIZ delivers its integrated services through four practice groups. A general description of services provided by practice group is listed in the table below.

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
Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $20.9 million and $19.8 million for the three months and $51.2 million and $48.0 million for the six months ended June 30, 2008 and 2007, respectively. The majority of these fees related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.
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
Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements qualify as variable interest entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), as amended. See further discussion in Note 1 of the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.
Employee Services
CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of our performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. Total revenue recognized under these arrangements during the three and six months ended June 30, 2008 and 2007 were approximately 2% of consolidated CBIZ revenue for the respective periods.
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

Medical Management Professionals
Changes in some managed care plans and federal Medicare and Medicaid physician and practice expense reimbursement rules and rates have impacted revenues and margins in our existing physician and medical billing and accounts receivable management business. The Deficit Reduction Act of 2005 (“DRA”) also provides for a reduction and cap that began in 2007 of reimbursement for certain fees and charges related to imaging services and facilities of offices, imaging centers and independent diagnostic testing facilities. In addition, certain managed care payors may impose precertification and other management programs which could limit or control the use of, and reimbursement for, imaging and diagnostic services. Certain managed care payors may institute “pay for performance” and “quality initiative” programs that could limit or control physician, office and facility, and practice services and procedures, as well as reimbursement costs, and replace volume-based payment methods. Since a majority of our physician and medical billing and accounts receivable management business is typically paid a portion of the revenue collected on behalf of our clients, any reduction in the volume of services or reimbursement rates for such services or expenses for which our clients are eligible to be paid may adversely affect our ability to generate revenue and maintain margins. As part of the Company’s efforts to maintain margins in this business, two acquisitions were made during 2007. The acquired businesses were not impacted by the DRA changes in the same magnitude as the traditional MMP operation, as the acquired businesses provide services to physician groups specializing in emergency medicine and anesthesiology. CBIZ continuously monitors the regulatory factors that impact the Medical Management business.
Auction Rate Securities (“ARS”)
As a result of the recent liquidity issues experienced in the credit and capital markets, CBIZ’s ARS have experienced failed auctions during the first six months of 2008 and one of the investments was downgraded below the minimum rating required by the Company’s investment policy. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of our investments in ARS no longer approximates face value.
CBIZ determined the declines in fair value to be temporary and recorded the declines as unrealized losses in accumulated other comprehensive loss. As of June 30, 2008, CBIZ recorded unrealized losses totaling $1.6 million compared to $2.1 million at March 31, 2008. The fair value of ARS outstanding at June 30, 2008 was 91.7% of face value compared to 90.3% at March 31, 2008. During the three months ended June 30, 2008, two ARS were redeemed at face value.
CBIZ reclassified $17.8 million of ARS with maturity dates beyond June 30, 2009 from current assets (Funds held for clients — current) to non-current assets (Funds held for clients — non-current), as CBIZ intends and has the ability to hold these investments until anticipated recovery in value occurs.
CBIZ continues to monitor the market for ARS and consider its impact on the fair value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, CBIZ may be required to record additional unrealized losses in other comprehensive income or impairment charges which would be recorded against net income in future periods. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 20 to 40 years. We understand that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. We expect that over time we will recover our investment associated with these ARS through one of the means described above.

Executive Summary
CBIZ acquired three businesses during the first six months of 2008. One business is located in Palm Desert, California and offers payroll processing services. The second business is located in Frederick, Maryland and provides insurance programs to the innkeepers industry. The third business is headquartered in Overland Park, Kansas and provides executive search services to various companies and organizations. All three businesses are reported in the Employee Services practice group.
During the first six months of 2008, CBIZ committed to the divestiture of two businesses and classified them as discontinued operations. These businesses were formerly reported in the Financial Services and National Practices groups. See Note 13 to the accompanying consolidated financial statements for further disclosure.
CBIZ believes that repurchasing shares of its common stock is a use of cash that provides value to its shareholders and, accordingly, CBIZ purchased approximately 3.8 million shares of its common stock at a total cost of $33.0 million during the six months ended June 30, 2008.
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
In July 2008, the Internal Revenue Service completed its examination of the Company’s federal income tax returns for the years 2003 through 2006. The Company paid $0.1 million in May 2008 and $0.8 million in July 2008 to settle the audits. The May settlement was less than the Company estimated in its previous tax provisions and therefore reduced the second quarter tax expense. The July settlement will reduce tax expense in the third quarter.
On May 15, 2008, CBIZ announced the appointment of Ms. Benaree Pratt Wiley as a director of the Company. The appointment brings the total number of directors on CBIZ’s board to nine, eight of whom are independent directors.
Results of Operations — Continuing Operations
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on June 1, 2007, revenue for the month of June would be included in same-unit revenue for both years; revenue for the period January 1, 2008 through May 31, 2008 would be reported as revenue from acquired businesses. Revenue from divested operations represents operations that were sold or closed and did not meet the criteria for treatment as discontinued operations.

Three Months Ended June 30, 2008 and 2007
Revenue
The following table summarizes total revenue for the three months ended June 30, 2008 and 2007 (in thousands, except percentages).

	THREE MONTHS ENDED JUNE 30,
		% of		% of	$	%
	2008	Total	2007	Total	Change	Change
Same-unit revenue
Financial Services	$74,955	42.7%	$69,112	44.1%	$5,843	8.5%
Employee Services	44,962	25.6%	42,837	27.4%	2,125	5.0%
MMP	34,190	19.4%	32,116	20.5%	2,074	6.5%
National Practices	11,573	6.6%	12,593	8.0%	(1,020)	(8.1)%

Total same-unit revenue	165,680	94.3%	156,658	100.0%	9,022	5.8%

Acquired businesses	10,054	5.7%	—	—	10,054
Divested operations	—	—	—	—	—

Total revenue	$175,734	100.0%	$156,658	100.0%	$19,076	12.2%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Gross margin and operating expenses — The majority of CBIZ’s operating expenses are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth. The primary components of operating expenses for the three months ended June 30, 2008 and 2007 are illustrated below:

	2008		2007
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	72.5%	63.9%	73.5%	64.9%	(1.0)%
Occupancy costs	6.5%	5.7%	6.5%	5.7%	—
Other (1)	21.0%	18.5%	20.0%	17.7%	0.8%

Total operating expenses		88.1%		88.3%	(0.2)%

Gross margin		11.9%		11.7%	0.2%

(1)	Other operating expenses include office expense, depreciation and amortization expense, equipment costs, professional fees and other expenses, none of which are individually significant as a percentage of total operating expenses.
Personnel costs as a percentage of revenue declined 1.0% to 63.9% for the three months ended June 30, 2008 compared to the same period in 2007. The decline in personnel costs was primarily the result of adjustments to the fair value of investments held in relation to the deferred compensation plan which are recorded as compensation expense. These adjustments are offset by the same adjustments to other income (expense), and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups” below.
Corporate general and administrative expense — Corporate general and administrative (“G&A”) expenses increased by $0.4 million to $7.8 million for the three months ended June 30, 2008, from $7.4 million for the comparable period of 2007. The primary components of corporate general and administrative expenses for the three months ended June 30, 2008 and 2007 are illustrated below:

	2008		2007
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	53.3%	2.4%	49.9%	2.4%	—
Depreciation and amortization	3.9%	0.2%	8.0%	0.4%	(0.2)%
Professional services	20.0%	0.9%	10.9%	0.5%	0.4%
Other (1)	22.8%	0.9%	31.2%	1.4%	(0.5)%

Total corporate general and administrative expenses		4.4%		4.7%	(0.3)%

(1)	Other corporate general and administrative expenses include office expense, equipment and computer expenses, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate general and administrative expenses.
The increase in professional services primarily related to legal fees and were offset by a similar decrease in legal settlements which are included in other G&A expense.
Interest expense — Interest expense was $1.9 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively. Average debt was $171.2 million for the three months ended June 30, 2008, compared to $132.9 million for the comparable period in 2007, and weighted-average interest rates were 3.8% and 4.2% during the three months ended June 30, 2008 and 2007, respectively.
Other income (expense), net — Other income (expense), net is comprised of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. CBIZ recognized a loss on the investments in its deferred compensation plan of $0.1 million for the second quarter of 2008 versus a gain of $1.2 million for the comparable period in 2007. These adjustments do not impact CBIZ’s net income as they are offset by the same adjustments to compensation expense which is recorded as operating and corporate general administrative expenses in the consolidated statements of operations.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $4.3 million and $4.8 million for the three months ended June 30, 2008 and 2007, respectively. The effective tax rate for the three months ended June 30, 2008 was 36.3%, compared to an effective rate of 42.4% for the comparable period in 2007. The decrease in the effective tax rate for the second quarter of 2008 versus the comparable period in 2007 was primarily attributable to a favorable settlement of a portion of the IRS audit during the second quarter of 2008.
Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management Professionals (MMP) and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	THREE MONTHS ENDED JUNE 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$74,955	$69,112	$5,843	8.5%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$74,955	$69,112	$5,843	8.5%

Operating expenses	65,438	59,814	5,624	9.4%

Gross margin	$9,517	$9,298	$219	2.4%

Gross margin percent	12.7%	13.5%

Approximately 60% of the growth in same-unit revenue was attributable to an increase in the aggregate number of hours charged to clients for consulting, valuation and litigation support services, and 40% was attributable to price increases for traditional accounting and tax services.
The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs and travel related expenses, representing 89.5% and 89.1% of total operating expenses for the second quarters of 2008 and 2007, respectively. Personnel costs increased $4.8 million to 69.0% of revenue for the second quarter of 2008 from 67.9% for the comparable period in 2007. The increase in personnel costs was primarily related to annual merit increases to existing employees and salaries and benefits for new employees as CBIZ expanded its professional workforce to accommodate revenue growth. Travel related expenses increased $0.4 million to 3.6% of revenue for the second quarter of 2008 from 3.3% for the comparable period in 2007 primarily due to the timing of training classes for CBIZ professionals that have historically been held in the second half of the year. Occupancy costs are relatively fixed in nature and were 5.6% and 5.9% of revenue for second quarters of 2008 and 2007, respectively.
Gross margin as a percentage of revenue decreased 0.8% for the three months ended June 30, 2008 from the comparable period in 2007 primarily as a result of the increase in personnel costs.
Employee Services

	THREE MONTHS ENDED JUNE 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$44,962	$42,837	$2,125	5.0%
Acquired businesses	2,345	—	2,345
Divested operations	—	—	—

Total revenue	$47,307	$42,837	$4,470	10.4%

Operating expenses	38,802	34,774	4,028	11.6%

Gross margin	$8,505	$8,063	$442	5.5%

Gross margin percent	18.0%	18.8%

The increase in same-unit revenue was primarily attributable to growth in the Company’s payroll service and specialty life insurance businesses. Retail growth slowed in the second quarter of 2008 primarily due to the impact of soft market conditions in pricing for property and casualty insurance and a decline in asset values which impacted revenues from the Company’s retirement investment advisory services. Same-unit payroll service revenue increased approximately 9% primarily as a result of an increase in number of clients served and related volume increases. The specialty life business closed several new cases resulting in an approximate 38% increase in revenue over the comparable period in 2007. The specialty life business is more volatile than the Company’s core retail businesses, and as such, quarterly revenue in any given period can vary significantly. The growth in revenue from acquired businesses was provided by a property and casualty business in Frederick, Maryland, a payroll services business in Palm Desert, California, and a specialty recruiting business headquartered in Overland Park, Kansas, all of which were acquired during the first six months of 2008.
The largest components of operating expenses for the Employee Services practice group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.3% and 82.9% of total operating expenses for the second quarters of 2008 and 2007, respectively. Personnel costs increased $2.8 million to 62.2% of revenue for the second quarter of 2008 from 62.0% for the comparable period in 2007. Acquired businesses contributed $1.2 million of the increase in personnel costs, and sales-based compensation, which is variable in nature, increased by approximately $0.6 million which is proportionate to the increase in commissionable revenues. The increase in personnel costs as a percentage of revenue was primarily related to merit increases and investments in additional personnel to support growth of the business. Occupancy costs increased $0.3 million due to the acquired businesses.
Gross margin as a percentage of revenue decreased by 0.8% for the second quarter of 2008 from the comparable period in 2007. The decline in gross margin was primarily due to the revenue challenges caused by property and casualty market conditions, declines in asset-based income, and the investments in personnel.
Medical Management Professionals

	THREE MONTHS ENDED JUNE 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$34,190	$32,116	$2,074	6.5%
Acquired businesses	7,709	—	7,709
Divested operations	—	—	—

Total revenue	$41,899	$32,116	$9,783	30.5%

Operating expenses	36,318	27,595	8,723	31.6%

Gross margin	$5,581	$4,521	$1,060	23.4%

Gross margin percent	13.3%	14.1%

The growth in same-unit revenue relates to new business, and revenue from existing clients for the second quarter of 2008 was consistent with the second quarter of 2007. Growth in revenue from acquired businesses was primarily provided by a business headquartered in Ponte Vedra Beach, Florida which provides coding, billing and accounts receivable management services for emergency medicine physician practices along the east coast of the United States. This business was acquired in the fourth quarter of 2007.
The largest components of operating expenses for MMP are personnel costs, occupancy costs and office expenses (primarily postage related to statement mailing services provided to clients), representing 81.7% and 85.2% of total operating expenses for the second quarters of 2008 and 2007, respectively. Personnel costs increased $4.6 million, but declined as a percentage of revenue to 55.8% for the second quarter of 2008 from 58.6% for the comparable period in 2007. Acquired businesses contributed $3.5 million of the increase in personnel costs with the remainder being attributable to annual merit increases to existing employees and salaries and benefits for new employees. MMP added client service personnel to support the growth in same-unit revenue, and added internal support personnel to position the unit for continued growth. The improvement in personnel costs as a percentage of revenue relates to the business that was acquired in the fourth quarter of 2007 as this business utilizes off-shore resources in a greater capacity than the traditional MMP operation.

Occupancy costs and office expenses each increased by approximately $0.8 million for the second quarter of 2008 versus the comparable period in 2007, primarily as the result of acquired businesses. Occupancy costs also increased as MMP opened additional office locations subsequent to June 30, 2007 in order to support new business.
The decline in gross margin for the second quarter of 2008 versus the comparable period in 2007 was primarily attributable to costs associated with the transition to off-shoring in MMP’s traditional operations. The transition to off-shoring resulted in a duplication of costs as an increase in third party processing fees was not offset by a simultaneous reduction in internal resources and related costs. The duplication of costs is not expected to continue after the transition period and the utilization of off-shore resources is expected to result in margin improvement over time.
National Practices

	THREE MONTHS ENDED JUNE 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$11,573	$12,593	$(1,020)	(8.1)%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$11,573	$12,593	$(1,020)	(8.1)%

Operating expenses	10,800	10,975	(175)	(1.6)%

Gross margin	$773	$1,618	$(845)	(52.2)%

Gross margin percent	6.7%	12.8%

The decrease in revenue was primarily attributable to the technology businesses and consisted of declines in product, service agreement and consulting revenue of $0.2 million, $0.2 million and $0.3 million, respectively. The decline in product and consulting revenue relates to delays in larger capital projects as clients are deferring investment decisions in response to the current economic environment.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 93.0% and 92.6% of total operating expenses for the second quarters of 2008 and 2007, respectively. Personnel costs increased $0.3 million to 67.9% of revenue for the second quarter of 2008 from 60.1% of revenue for the comparable period in 2007. The increase in personnel costs primarily relates to annual merit increases and an overall increase in headcount in the technology businesses. Direct costs decreased $0.4 million to 16.0% of revenue for the second quarter of 2008 from 18.0% of revenue for the comparable period in 2007, and primarily related to product costs, sales commissions and third party labor. Product costs and sales commissions are variable with product sales and thus decreased as the result of the decline in product sales. Occupancy costs are relatively fixed in nature and were $0.3 million for the second quarters of 2008 and 2007.
The decline in gross margin was due to the overall decline in revenue. As personnel and facilities costs are relatively fixed in the short-term, margins generally improve with revenue growth and deteriorate when revenue declines.

Six Months Ended June 30, 2008 and 2007
Revenue
The following table summarizes total revenue for the six months ended June 30, 2008 and 2007 (in thousands, except percentages).

	SIX MONTHS ENDED JUNE 30,
		% of		% of	$	%
	2008	Total	2007	Total	Change	Change
Same-unit revenue
Financial Services	$173,760	46.6%	$161,144	48.1%	$12,616	7.8%
Employee Services	91,146	24.4%	87,874	26.2%	3,272	3.7%
MMP	66,031	17.7%	61,724	18.4%	4,307	7.0%
National Practices	22,099	5.9%	24,360	7.3%	(2,261)	(9.3)%

Total same-unit revenue	353,036	94.6%	335,102	100.0%	17,934	5.4%

Acquired businesses	20,050	5.4%	—	—	20,050
Divested operations	—	—	—	—	—

Total revenue	$373,086	100.0%	$335,102	100.0%	$37,984	11.3%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups” below.
Gross margin and operating expenses — The majority of CBIZ’s operating expenses are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth. The primary components of operating expenses for the six months ended June 30, 2008 and 2007 are illustrated below:

	2008		2007
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	73.1%	61.4%	73.6%	62.0%	(0.6)%
Occupancy costs	6.4%	5.4%	6.4%	5.4%	—
Other (1)	20.5%	17.2%	20.0%	16.8%	0.4%

Total operating expenses		84.0%		84.2%	(0.2)%

Gross margin		16.0%		15.8%	0.2%

(1)	Other operating expenses include office expense, depreciation and amortization expense, equipment costs, professional fees and other expenses, none of which are individually significant as a percentage of total operating expenses.
Personnel costs as a percentage of revenue declined 0.6% to 61.4% for the six months ended June 30, 2008 compared to the same period in 2007. The decline in personnel costs was primarily the result of adjustments to the fair value of investments held in relation to the deferred compensation plan which are recorded as compensation expense. These adjustments are offset by the same adjustments to other income (expense), and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups” below.
Corporate general and administrative expense — Corporate G&A expenses decreased by $1.1 million to $15.0 million for the six months ended June 30, 2008, from $16.1 million for the comparable period of 2007. The primary components of corporate G&A expenses for the six months ended June 30, 2008 and 2007 are illustrated below:

	2008		2007
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	57.0%	2.3%	51.1%	2.5%	(0.2)%
Depreciation and amortization	4.5%	0.2%	8.7%	0.4%	(0.2)%
Professional services	16.2%	0.7%	12.2%	0.6%	0.1%
Other (1)	22.3%	0.8%	28.0%	1.3%	(0.5)%

Total corporate general and administrative expenses		4.0%		4.8%	(0.8)%

(1)	Other corporate general and administrative expenses include office expense, equipment and computer costs, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate general and administrative expenses.
The decrease in G&A expense was primarily attributable to legal-related expenses, compensation expense as it relates to the deferred compensation plan, and depreciation and amortization expense. Legal-related expenses decreased $0.8 million in the six months ended June 30, 2008 versus the comparable period of 2007. Legal-related expenses are inherently unpredictable and therefore the decline for the six months ended June 30, 2008 versus the comparable period of 2007 may not be sustainable for the remainder of the year. Adjustments to the fair value of investments held in relation to the deferred compensation plan are recorded as compensation expense and contributed $0.5 million to the decline in G&A expenses. These adjustments are offset by the same adjustment to other income (expense), and thus do not have an impact on net income. Depreciation and amortization expense decreased by $0.7 million primarily due to certain capitalized software that became fully depreciated during 2007.
Interest expense — Interest expense was $3.6 million and $3.0 million for the six months ended June 30, 2008 and 2007, respectively. Average debt was $161.3 million for the six months ended June 30, 2008, compared to $120.6 million for the comparable period in 2007, and weighted-average interest rates were 3.8% and 3.9% during the six months ended June 30, 2008 and 2007, respectively.
Other income (expense), net — Other income (expense), net is comprised of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. CBIZ recognized a loss on the investments in its deferred compensation plan of $1.9 million for the six months ended June 30, 2008 versus a gain $1.5 million for the comparable period in 2007. These adjustments do not impact CBIZ’s net income as they are offset by the same adjustments to compensation expense which is recorded as operating and corporate general administrative expenses in the consolidated statements of operations.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $15.8 million and $15.1 million for the six months ended June 30, 2008 and 2007, respectively. The effective tax rate for the six months ended June 30, 2008 was 38.9%, compared to an effective rate of 41.4% for the comparable period in 2007. The decrease in the effective tax rate for the six months ended June 30, 2008 from the comparable period in 2007 was primarily attributable to a favorable settlement of a portion of the IRS audit during the second quarter of 2008.

Operating Practice Groups
Financial Services

	SIX MONTHS ENDED JUNE 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$173,760	$161,144	$12,616	7.8%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$173,760	$161,144	$12,616	7.8%

Operating expenses	136,150	125,595	10,555	8.4%

Gross margin	$37,610	$35,549	$2,061	5.8%

Gross margin percent	21.6%	22.1%

Approximately 60% of the growth in same-unit revenue was attributable to an increase in the aggregate number of hours charged to clients for consulting, valuation and litigation support services, and 40% was attributable to price increases for traditional accounting and tax services.
The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs and travel related expenses, representing 89.1% of total operating expenses for each of the six months ended June 30, 2008 and 2007. Personnel costs increased $8.9 million to 62.3% of revenue for the six months ended June 30, 2008 from 61.6% for the comparable period in 2007. The increase in personnel costs was primarily related to annual merit increases to existing employees and salaries and benefits for new employees as CBIZ expanded its professional workforce to accommodate revenue growth. Travel related expenses increased $0.4 million for the six months ended June 30, 2008 from the comparable period in 2007 and was 2.7% of revenue for each period. Occupancy costs are relatively fixed in nature and were 4.8% and 5.1% of revenue for six months ended June 30, 2008 and 2007, respectively.
Gross margin as a percentage of revenue decreased for the six months ended June 30, 2008 from the comparable period in 2007 primarily as a result of the increase in personnel costs.
Employee Services

	SIX MONTHS ENDED JUNE 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$91,146	$87,874	$3,272	3.7%
Acquired businesses	3,416	—	3,416
Divested operations	—	—	—

Total revenue	$94,562	$87,874	$6,688	7.6%

Operating expenses	77,243	70,006	7,237	10.3%

Gross margin	$17,319	$17,868	$(549)	(3.1)%

Gross margin percent	18.3%	20.3%

The increase in same-unit revenue was primarily attributable to growth in the Company’s retail and payroll service businesses. The retail growth was due primarily to an approximate 4% increase in the revenue from group health products, but was impacted by soft market conditions in pricing for property and casualty insurance and a decline in asset values which impacted revenues from the Company’s retirement investment advisory services. Same-unit payroll service revenue increased approximately 8% primarily as a result of an increase in number of clients served and related volume increases. The growth in revenue from acquired businesses was provided by a property and casualty business in Frederick, Maryland, a payroll services business in Palm Desert, California, and a specialty recruiting business headquartered in Overland Park, Kansas, all of which were acquired during the six months ended June 30, 2008.
The largest components of operating expenses for the Employee Services practice group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.6% and 83.1% of total operating expenses for the six months ended June 30, 2008 and 2007, respectively. Personnel costs increased $5.2 million to 62.2% of revenue for the six months ended June 30, 2008 from 61.1% for the comparable period in 2007. Acquired businesses contributed $1.7 million of the increase in personnel costs and sales-based compensation, which is variable in nature, increased by approximately $1.1 million proportionate with the increase in commissionable revenues. The increase in personnel costs as a percentage of revenue was primarily related to merit increases and investments in additional personnel to support growth of the business. Occupancy costs increased $0.4 million due to the acquired businesses.
Gross margin as a percentage of revenue decreased by 2.0% for the six months ended June 30, 2008 from the comparable period in 2007. The decline in gross margin was primarily attributable to the revenue shortfalls caused by the soft property and casualty market, declines in asset-based revenue, and the investments in personnel.
Medical Management Professionals

	SIX MONTHS ENDED JUNE 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$66,031	$61,724	$4,307	7.0%
Acquired businesses	16,634	—	16,634
Divested operations	—	—	—

Total revenue	$82,665	$61,724	$20,941	33.9%

Operating expenses	72,410	54,261	18,149	33.4%

Gross margin	$10,255	$7,463	$2,792	37.4%

Gross margin percent	12.4%	12.1%

Same-unit revenue consists of revenue from existing clients and net new business sold. Revenue from existing clients increased by approximately 2.0% in the first half of 2008 versus the comparable period in 2007. Growth from existing clients was provided by an increase in volume of 3.0%, offset by certain reductions in Medicare reimbursement rates, declines in the pricing of MMP’s services, and the mix of medical specialties which collectively totaled 1.0%. Revenue from new business sold contributed approximately 5.0% of the increase in same-unit revenue. Growth in revenue from acquired businesses was provided by a business located in Montgomery, Alabama which provides billing services, practice management and consulting services to anesthesia and pain management providers primarily in the southern United States, and a business headquartered in Ponte Vedra Beach, Florida which provides coding, billing and accounts receivable management services for emergency medicine physician practices along the east coast of the United States. These businesses were acquired in the second and fourth quarters of 2007, respectively.
The largest components of operating expenses for MMP are personnel costs, occupancy costs and office expenses (primarily postage related to statement mailing services provided to clients), representing 82.0% and 85.3% of total operating expenses for the first six months of 2008 and 2007, respectively. Personnel costs increased $10.1 million, but declined as a percentage of revenue to 57.0% for the six months ended June 30, 2008 from 60.0% for the comparable period in 2007. Acquired businesses contributed $7.6 million of the increase in personnel costs with the remainder being attributable to annual merit increases to existing employees and salaries and benefits for new employees. MMP added client service personnel to support the growth in same-unit revenue, and added internal support personnel to position the unit for continued growth. The improvement in personnel costs as a percentage of revenue relates to the business that was acquired in the fourth quarter of 2007 as this business utilizes off-shore resources in a greater capacity than the traditional MMP operation.
Occupancy costs increased by $1.4 million and office expenses increased by $1.6 million for the six months ended June 30, 2008 versus the comparable period of 2007, primarily as the result of acquired businesses. Occupancy costs also increased as MMP opened additional office locations subsequent to June 30, 2007 in order to support new business.
The improvement in gross margin for the first half of 2008 versus the comparable period in 2007 was primarily attributable to the acquired businesses. These businesses service anesthesia and emergency medicine practices, whereas MMP’s same-unit revenue is primarily attributable to services provided to radiology practices. Services rendered to anesthesia and emergency medicine practices typically provide higher margins than services rendered to radiology practices. Additionally, the business that was acquired during the fourth quarter of 2007 has a greater ability to utilize off-shore resources than the traditional MMP operation. The size of this acquired company combined with its higher margin business model resulted in a favorable impact on total MMP gross margin.
National Practices

	SIX MONTHS ENDED JUNE 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$22,099	$24,360	$(2,261)	(9.3)%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$22,099	$24,360	$(2,261)	(9.3)%

Operating expenses	21,179	21,923	(744)	(3.4)%

Gross margin	$920	$2,437	$(1,517)	(62.2)%

Gross margin percent	4.2%	10.0%

The decrease in revenue was attributable to the technology businesses and consisted of declines in product, service agreement and consulting revenue of $1.2 million, $0.6 million and $0.3 million, respectively. The decline in product and consulting revenue primarily relates to delays in larger capital projects as clients are deferring investment decisions in response to the current economic environment. The decline in service agreement revenue relates to certain clients not renewing their annual service agreements.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 92.7% and 93.1% of total operating expenses for the six months ended June 30, 2008 and 2007, respectively. Personnel costs increased $0.5 million to 70.3% of revenue for the first half of 2008 from 61.6% of revenue for the comparable period in 2007. The increase in personnel costs primarily relates to annual merit increases and an overall increase in headcount in the technology businesses. Direct costs decreased $1.3 million to 15.4% of revenue for the first half of 2008 from 19.5% of revenue for the comparable period in 2007, and primarily related to product costs, sales commissions and third party labor. Product costs and sales commissions are variable with product sales and thus decreased as the result of the decline in product sales. Occupancy costs are relatively fixed in nature and were $0.7 million for the six months ended June 30, 2008 and 2007.
The decline in gross margin was due to the overall decline in revenue. As personnel and facilities costs are relatively fixed in the short-term, margins generally improve with revenue growth and deteriorate when revenue declines.

Financial Condition
Cash and cash equivalents decreased by $0.5 million to $11.6 million at June 30, 2008 from December 31, 2007. Restricted cash was $18.3 million at June 30, 2008, an increase of $2.9 million from December 31, 2007. Restricted cash represents those funds held in connection with CBIZ’s NASD regulated operations and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $132.7 million at June 30, 2008, an increase of $17.4 million from December 31, 2007. Days sales outstanding (DSO) represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. DSO from continuing operations was 69 days, 64 days and 72 days at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.
Other current assets were $10.3 million and $10.1 million at June 30, 2008 and December 31, 2007, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients (current and non-current) fluctuate during the year based on the timing of cash receipts and related payments, and are further described in Note 1 to the accompanying consolidated financial statements.
Notes receivable, net (current and non-current) decreased by $0.5 million at June 30, 2008 versus December 31, 2007. Notes receivable decreased as the result of payments received during the first six months of 2008, primarily from notes that were issued in relation to businesses that were sold in previous years.
Goodwill and other intangible assets, net of accumulated amortization, increased by $13.3 million at June 30, 2008 from December 31, 2007. Acquisitions, including contingent consideration earned, resulted in a $17.2 million increase in goodwill and intangible assets during the six months ended June 30, 2008. Intangible assets decreased by $3.9 million due to amortization expense.
Assets of the deferred compensation plan represent participant deferral accounts, and totaled $24.4 million and $22.2 million at June 30, 2008 and December 31, 2007, respectively. The assets are held in a rabbi trust and are directly offset by deferred compensation plan obligations representing amounts due to the participants. Although the assets of the plan are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan, in the event that CBIZ became insolvent, the assets would be available to all unsecured general creditors. The plan is described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2007.
The accounts payable balance of $33.7 million at June 30, 2008 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $33.0 million at June 30, 2008 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs.
Notes payable relate primarily to contingent proceeds earned by acquired businesses. Notes payable - current decreased by $4.9 million to $5.7 million at June 30, 2008 from $10.6 million at December 31, 2007 due to the payment of contingent proceeds related to acquired businesses of approximately $11.0 million offset by an increase in contingent proceeds earned by acquired businesses of approximately $6.2 million.
Other liabilities (current and non-current) increased by $5.8 million at June 30, 2008 from December 31, 2007. This increase is attributable to a $5.9 million liability related to CBIZ’s self-funded health benefit plan. CBIZ converted its comprehensive health benefit plan from a fully-insured plan to a self-funded program in January 2008. See further discussion of this plan in Note 6 of the accompanying consolidated financial statements.

Income taxes payable (current and non-current) increased by $3.8 million from $8.0 million at December 31, 2007 to $11.8 million at June 30, 2008. This increase was primarily due to the provision for current income taxes and interest expense on estimated tax reserves less estimated tax payments and tax benefits related to the exercise of stock options.
Bank debt for amounts due on CBIZ’s credit facility increased by $30.0 million at June 30, 2008 from December 31, 2007. Cash provided from operations supplemented with additional borrowings under the credit facility was used to fund various strategic initiatives, including acquisitions and share repurchases. During the six months ended June 30, 2008, cash payments for acquisitions and share repurchases totaled $21.4 million and $33.0 million, respectively.
Stockholders’ equity decreased by $2.5 million to $223.9 million at June 30, 2008 from $226.4 million at December 31, 2007. The decrease in stockholders’ equity was primarily attributable to open market share repurchases totaling $33.0 million (3.8 million shares), offset by net income of $24.1 million and the exercise of stock options which contributed $4.8 million. In addition, CBIZ recorded an additional $1.1 million in accumulated other comprehensive losses in the first six months of 2008, primarily related to ARS and the interest rate swap. See further discussion of these losses in Note 7 of the accompanying consolidated financial statements.
Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with an unsecured credit facility.
The unsecured credit facility expires November 16, 2012 and was amended effective April 3, 2008 to increase the commitment from $100.0 million to $150.0 million. At June 30, 2008, CBIZ had outstanding borrowings of $60.0 million under its credit facility, and had letters of credit and performance guarantees totaling $5.1 million. Available funds under the facility based on the terms of the commitment were approximately $77.3 million at June 30, 2008. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic investments.
The facility allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants at June 30, 2008.
CBIZ may also obtain funding by offering equity or debt securities, through public or private markets. CBIZ currently has an effective shelf registration statement under which it can offer such securities to the public. See Note 12 to the Annual Report on Form 10-K for the year ended December 31, 2007 for a description of the shelf registration statement. CBIZ issued $100 million of convertible senior subordinated notes (“Notes”) on May 30, 2006. The Notes mature on June 1, 2026 and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011.
Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2008 and 2007 (in thousands):

Total cash provided by (used in):	2008	2007
Operating activities	$19,528	$9,401
Investing activities	(21,733)	(6,685)
Financing activities	1,683	(10,004)

Decrease in cash and cash equivalents	$(522)	$(7,288)

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash is followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters. Net cash provided by operating activities increased $10.1 million to $19.5 million for the six months ended June 30, 2008 from $9.4 million for the comparable period in 2007. Approximately $5.5 million of the increase in cash provided by operating activities relates to a change in the timing of health benefit payments as CBIZ converted its comprehensive health benefit plan from a fully-insured plan to a self-funded program effective January 1, 2008. Approximately $2.4 million of the increase in cash provided by operating activities is attributable to accounts receivable. DSO improved from 72 days at June 30, 2007 to 69 days at June 30, 2008.
Cash flows from investing activities include payments toward capital expenditures and business acquisitions, proceeds from divested and discontinued operations and the collection of notes receivable. CBIZ used $21.7 million in net cash for investing activities during the six months ended June 30, 2008, compared to $6.7 million during the comparable period in 2007. Investing uses of cash during the six months ended June 30, 2008 primarily consisted of $20.6 million of net cash used towards business acquisitions, $0.8 million for the acquisition of other intangible assets and $2.6 million for capital expenditures (net), offset by $2.3 million in proceeds received from the sale of divested and discontinued operations and $0.2 million in payments received on notes receivable. Investing uses of cash during the first six months of 2007 primarily consisted of $18.8 million of net cash used towards business acquisitions, $1.6 million for the acquisition of other intangible assets and $2.6 million for capital expenditures (net), offset by $16.8 million in proceeds received from the sale of divested and discontinued operations and $0.1 million in payments received on notes receivable. Capital expenditures primarily consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.
Cash flows from financing activities include net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, and proceeds from the exercise of stock options. Net cash provided by financing activities during the six months ended June 30, 2008 was $1.7 million compared to net cash used in financing activities of $10.0 million for the comparable period in 2007. Financing sources of cash during the six months ended June 30, 2008 included $30.0 million in net proceeds from the credit facility and $5.1 million in proceeds from the exercise of stock options (including tax benefits), offset by $33.0 million in cash used to repurchase shares of CBIZ common stock. Net cash used in financing activities during the six months ended June 30, 2007 included $24.7 million in cash used to repurchase shares of CBIZ common stock, offset by $10.0 million in net proceeds from the credit facility and $5.0 million in proceeds from the exercise of stock options (including tax benefits).

Obligations and Commitments
CBIZ’s aggregate amount of future obligations at June 30, 2008 for the next five years and thereafter is set forth below (in thousands):

	Total	2008(1)	2009	2010	2011	2012	Thereafter
Convertible notes	$100,000	$—	$—	$—	$—	$—	$100,000
Interest on convertible notes	56,251	1,563	3,125	3,125	3,125	3,125	42,188
Credit facility	60,000	—	—	—	—	60,000	—
Income taxes payable (2)	4,267	4,267	—	—	—	—	—
Notes payable	5,746	4,241	1,505	—	—	—	—
Capitalized leases	245	171	74	—	—	—	—
Restructuring lease obligations(3)	17,873	2,002	3,616	3,204	2,930	2,611	3,510
Non-cancelable operating lease obligations (3)	152,783	16,804	29,674	25,246	20,971	18,278	41,810
Letters of credit in lieu of cash security deposits	3,699	—	2,386	535	200	—	578
Performance guarantees for non-consolidated affiliates	1,383	342	1,041	—	—	—	—
License bonds and other letters of credit	1,644	449	1,180	—	15	—	—

Total	$403,891	$29,839	$42,601	$32,110	$27,241	$84,014	$188,086

(1)	Represents contractual obligations from July 1, 2008 to December 31, 2008.

(2)	Excludes unrecognized tax benefits of approximately $7.6 million as the Company is unable to determine a reasonably reliable estimate of the timing of the future payments.

(3)	Excludes cash expected to be received under subleases.
Off-Balance Sheet Arrangements
CBIZ maintains administrative service agreements with independent CPA firms (as described more fully under “Overview — Financial Services”), which qualify as variable interest entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended. The impact to CBIZ of this accounting pronouncement is not material to the financial condition, results of operations, or cash flows of CBIZ, and is further discussed in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2007.
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.4 million at June 30, 2008 and December 31, 2007. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as “other current liabilities” in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $3.7 million at June 30, 2008 and December 31, 2007. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2008 and December 31, 2007 totaled $1.6 million and $1.4 million, respectively.
CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2008, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.
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
CBIZ carries $100.0 million in convertible senior subordinated notes (“Notes”) bearing a fixed interest rate of 3.125%. The Notes mature on June 1, 2026 and have call protection such that they may not be redeemed until June 6, 2011; we believe this low cost of borrowing mitigates our interest rate risk.
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
There have been no material changes to CBIZ’s critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in the Annual Report on Form 10-K for the year ended December 31, 2007.
New Accounting Pronouncements
Effective January 1, 2008, CBIZ adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements, but rather expands the disclosure of fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2

“Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Note 8 to these consolidated financial statements for further discussion of the adoption of SFAS No. 157.
Effective January 1, 2008, CBIZ adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of June 30, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.
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
On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted, to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. This standard will have an impact on the Company’s consolidated financial statements and the Company is currently evaluating the amount of the impact.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in LIBOR, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. The balance outstanding under the credit facility at June 30, 2008 was $60.0 million. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2008, interest expense would increase or decrease approximately $0.6 million annually.
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
In connection with CBIZ’s payroll business, funds held for clients are segregated and invested in short-term investments and ARS. ARS are variable debt instruments with longer stated maturities whose interest rates are reset at pre-determined short-term intervals through a Dutch auction system. CBIZ invested a portion of funds held for clients in ARS as they typically generated higher rates of return than money market investment alternatives. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial investment.
As a result of the recent liquidity issues experienced in the credit and capital markets, CBIZ’s ARS have experienced failed auctions during the first six months of 2008 and one of the investments was downgraded below the minimum rating required by the Company’s investment policy. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of our investments in ARS no longer approximates their face value. At June 30, 2008, the face value of ARS held by CBIZ totaled $19.4 million. During the six months ended June 30, 2008, CBIZ reduced the carrying amount of the ARS by $1.6 million, to $17.8 million. CBIZ determined this decline in fair market value to be temporary, and recorded the decline as an unrealized loss in accumulated other comprehensive loss. The impact to accumulated other comprehensive loss was $1.0 million, net of income taxes. In addition, CBIZ reclassified $17.8 million of ARS, with maturity dates beyond June 30, 2009, from current assets (Funds held for clients — current) to non-current assets (Funds held for clients — non-current), as CBIZ intends and has the ability to hold these investments until anticipated recovery in value occurs.
CBIZ continues to monitor the market for ARS and consider its impact on the fair value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, CBIZ may be required to record additional unrealized losses in other comprehensive income or impairment charges in future periods. Although we have experienced failed auctions with regards to ARS, CBIZ believes it has adequate liquidity to operate and settle client obligations as the majority of CBIZ’s client funds are invested in highly-liquid short-term money market funds.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of our Chairman and Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
There were no changes in our Internal Controls that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On April 1, 2008, in connection with the acquisition of EFL Associates, Inc., CBIZ paid cash and issued approximately 23,600 shares of common stock in exchange for all issued and outstanding capital stock of the company.
On April 30, 2008, approximately 62,400 shares of common stock became issuable as contingent consideration earned by the former owner of a business that was acquired on May 1, 2007.
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
(c) On February 7, 2008, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2009. The shares may be repurchased in the open market or in privately negotiated transactions according to SEC rules.
The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Stock repurchase activity during the three months ended June 30, 2008 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total	Average	Purchased as	May Yet Be
	Number of	Price Paid	Part of Publicly	Purchased
	Shares	Per	Announced	Under the
Period	Purchased	Share (1)	Plans	Plans
April 1 - April 30, 2008 (2)	890	$8.24	890	3,945
May 1 - May 31, 2008 (2)	242	$8.48	242	3,703
June 1 - June 30, 2008 (2)	109	$8.01	109	3,594

Total second quarter purchases (3)	1,241	$8.27	1,241

(1)	Average price paid per share includes fees and commissions.

(2)	Open market purchases.

(3)	The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, a broker is granted discretion to repurchase shares on the Company’s behalf, and the broker is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
According to the terms of CBIZ’s credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 5 to the accompanying consolidated financial statements for a description of working capital restrictions and limitations upon the payment of dividends.
Item 4. Submission of Matters to a Vote of Security Holders
Listed below are the results of matters that were submitted to vote at the Annual Meeting of Stockholders held on May 15, 2008:
1)	Election of the following individuals to the Board of Directors to serve until the 2011 Annual Meeting of Stockholders:

	Authority Granted	Authority Withheld
Joseph S. DiMartino	54,541,299	1,745,269
Richard C. Rochon	54,478,140	1,808,428
Donald V. Weir	55,366,537	920,031
The terms of office as directors of each of Michael H. DeGroote, Harve A. Ferrill, Todd J. Slotkin, Rick L. Burdick and Steven L. Gerard continued following the Annual Meeting.
2)	Ratification of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	54,758,058
Against	1,514,590
Abstain	13,920

Item 6. Exhibits

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc. (Registrant)
Date: August 11, 2008	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer