Form 10-Q
period 2008-09-30
CBIZ, Inc.
filed 2008-11-10
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-32961
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 31, 2008

Common Stock, par value $0.01 per share	61,793,639

CBIZ, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,501	$12,144
Restricted cash	14,216	15,402
Accounts receivable, net	133,355	115,333
Notes receivable — current, net	1,864	1,722
Deferred income taxes — current	9,039	5,136
Other current assets	9,518	10,086
Assets of discontinued operations	219	1,858

Current assets before funds held for clients	175,712	161,681
Funds held for clients — current	65,905	88,048

Total current assets	241,617	249,729

Property and equipment, net	26,201	26,279
Notes receivable — non-current, net	1,158	2,017
Deferred income taxes — non-current, net	5,189	5,300
Goodwill and other intangible assets, net	279,200	268,388
Assets of deferred compensation plan	23,167	22,157
Funds held for clients — non-current	11,767	—
Other assets	3,637	4,122

Total assets	$591,936	$577,992

LIABILITIES
Current liabilities:
Accounts payable	$28,176	$27,293
Income taxes payable — current	1,237	—
Accrued personnel costs	35,925	40,281
Notes payable — current	1,856	10,602
Other current liabilities	19,222	13,969
Liabilities of discontinued operations	2,432	3,460

Current liabilities before client fund obligations	88,848	95,605
Client fund obligations	79,285	88,048

Total current liabilities	168,133	183,653

Convertible notes	100,000	100,000
Bank debt	60,000	30,000
Income taxes payable — non-current	7,149	8,346
Deferred compensation plan obligations	23,167	22,157
Other non-current liabilities	6,694	7,390

Total liabilities	365,143	351,546

STOCKHOLDERS’ EQUITY
Common stock	1,057	1,041
Additional paid-in capital	487,182	477,804
Accumulated deficit	(8,385)	(37,414)
Treasury stock	(252,702)	(214,883)
Accumulated other comprehensive loss	(359)	(102)

Total stockholders’ equity	226,793	226,446

Total liabilities and stockholders’ equity	$591,936	$577,992

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Revenue	$168,195	$151,180	$541,281	$486,282
Operating expenses	148,757	137,177	461,970	419,474

Gross margin	19,438	14,003	79,311	66,808
Corporate general and administrative expense	7,270	7,143	22,313	23,233

Operating income	12,168	6,860	56,998	43,575

Other income (expense):
Interest expense	(1,804)	(1,284)	(5,409)	(4,250)
Gain on sale of operations, net	229	20	470	125
Other income (expense), net	(3,018)	747	(4,030)	3,342

Total other expense, net	(4,593)	(517)	(8,969)	(783)

Income from continuing operations before income tax expense	7,575	6,343	48,029	42,792

Income tax expense	2,689	2,531	18,442	17,631

Income from continuing operations	4,886	3,812	29,587	25,161

Loss from discontinued operations, net of tax	(56)	(189)	(250)	(1,134)
Gain (loss) on disposal of discontinued operations, net of tax	132	1,023	(308)	4,713

Net income	$4,962	$4,646	$29,029	$28,740

Earnings (loss) per share:

Basic:
Continuing operations	$0.08	$0.06	$0.48	$0.38
Discontinued operations	—	0.01	(0.01)	0.06

Net income	$0.08	$0.07	$0.47	$0.44

Diluted:
Continuing operations	$0.08	$0.06	$0.47	$0.38
Discontinued operations	—	0.01	(0.01)	0.05

Net income	$0.08	$0.07	$0.46	$0.43

Basic weighted average shares outstanding	61,171	64,842	62,080	65,437

Diluted weighted average shares outstanding	61,772	66,083	62,801	66,845

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
Cash flows from operating activities:
Net income	$29,029	$28,740
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	250	1,134
(Gain) loss on disposal of discontinued operations, net of tax	308	(4,713)
Gain on sale of operations, net	(470)	(125)
Impairment of auction rate security	1,381	—
Bad debt expense, net of recoveries	4,161	2,658
Depreciation and amortization expense	11,346	10,012
Deferred income taxes	(2,391)	1,248
Excess tax benefits from share based payment arrangements	(1,719)	(2,356)
Employee stock awards	2,783	1,711
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	1,186	619
Accounts receivable, net	(23,299)	(18,739)
Other assets	1,036	1,439
Accounts payable	1,016	(3,683)
Income taxes payable	487	2,507
Accrued personnel costs	(4,349)	(1,383)
Other liabilities	4,558	1,175

Net cash provided by continuing operations	25,313	20,244
Operating cash flows used in discontinued operations	(1,539)	(1,196)

Net cash provided by operating activities	23,774	19,048

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(24,966)	(18,922)
Acquisition of other intangible assets	(810)	(1,608)
Proceeds from sales of divested and discontinued operations	4,893	28,003
Additions to property and equipment, net	(5,109)	(4,232)
Additions to notes receivable	(170)	—
Payments received on notes receivable	373	182
Net cash used in discontinued operations	—	(640)

Net cash provided by (used in) investing activities	(25,789)	2,783

Cash flows from financing activities:
Proceeds from bank debt	218,600	218,510
Payment of bank debt	(188,600)	(206,510)
Payment of notes payable and capitalized leases	(410)	(388)
Payment for acquisition of treasury stock	(37,819)	(30,812)
Proceeds from exercise of stock options	3,988	3,576
Excess tax benefit from exercise of stock awards	1,719	2,356
Debt issuance costs	(106)	—

Net cash used in financing activities	(2,628)	(13,268)

Net increase (decrease) in cash and cash equivalents	(4,643)	8,563
Cash and cash equivalents at beginning of year	12,144	12,971

Cash and cash equivalents at end of period	$7,501	$21,534

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ”) as of September 30, 2008 and December 31, 2007, the results of their operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of CBIZ and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. CBIZ does not consolidate variable interest entities as the impact would not be material to the financial condition, results of operations or cash flows of CBIZ.

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

Reclassifications

Certain amounts in the 2007 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation including the impact of discontinued operations.

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

“Funds held for clients” are reported as current and non-current assets, as appropriate, based upon characteristics of the underlying investments, and “Client fund obligations” are reported as current liabilities. If the par value of investments held does not approximate fair value, the balance in “Funds held for clients” may not be equal to the balance in “Client fund obligations”. The amount of collected but not yet remitted funds may vary significantly during the year.

“Funds held for clients” include cash, overnight investments and Auction Rate Securities (“ARS”). ARS are classified as available for sale securities in accordance with FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). See Note 7 for further discussion of ARS.

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

Effective January 1, 2008, CBIZ adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments and has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partly in cash, to separately account for the liability and equity components of the instruments in a manner that reflects the nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.

FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and will impact the accounting associated with CBIZ’s $100.0 million convertible senior subordinated notes (described in Note 5). The provisions of APB 14-1 must be applied retrospectively to all periods presented and will result in additional non-cash interest expense from what has been reported in historical financial statements. Management estimates that when retrospectively applied to the year ended December 31, 2008, the adoption of FSP APB 14-1 will impact diluted earnings per share by less than $0.05. This impact is based upon preliminary analysis that requires the use of estimates and assumptions. As the analysis has not been finalized, the estimate and assumptions are subject to change.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
2.	Accounts Receivable, Net

Accounts receivable balances at September 30, 2008 and December 31, 2007 were as follows (in thousands):

	2008	2007
Trade accounts receivable	$108,924	$98,881

Unbilled revenue	30,590	21,572
Other accounts receivable	760	712

Total accounts receivable	140,274	121,165
Allowance for doubtful accounts	(6,919)	(5,832)

Accounts receivable, net	$133,355	$115,333

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at September 30, 2008 and December 31, 2007 were as follows (in thousands):

	2008	2007
Goodwill	$224,507	$213,511
Intangibles:
Client lists	68,183	63,234
Intangible assets — other	7,655	8,125

Total intangibles	75,838	71,359

Total goodwill and other intangibles assets	300,345	284,870
Accumulated amortization	(21,145)	(16,482)

Goodwill and other intangible assets, net	$279,200	$268,388

Client lists are amortized over their expected periods of benefit not to exceed ten years. Other intangible assets, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years. Amortization expense for client lists and other intangible assets was approximately $2.0 million and $1.5 million for the three months ended and $5.9 million and $4.2 million for the nine months ended September 30, 2008 and 2007, respectively.

4.	Depreciation and Amortization Expense

Depreciation and amortization expense for property, equipment and intangible assets is reported in operating expenses or general and administrative expense in the accompanying consolidated statements of operations. Depreciation and amortization expense for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Operating expenses	$3,520	$2,747	$10,457	$8,133
Corporate general and administrative expense	211	479	889	1,879

Total depreciation and amortization expense	$3,731	$3,226	$11,346	$10,012

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
5.	Borrowing Arrangements

Convertible Senior Subordinated Notes

CBIZ had $100.0 million of convertible senior subordinated notes (“Notes”) outstanding at September 30, 2008. The Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The terms of the Notes are governed by the Indenture dated as of May 30, 2006, with U.S. Bank National Association as trustee (“Indenture”). The Notes and Indenture are further described in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Bank Debt

CBIZ maintains an unsecured credit facility (“facility”) with Bank of America as agent bank for a group of five participating banks. CBIZ had $60.0 million and $30.0 million of outstanding borrowings under the facility at September 30, 2008 and December 31, 2007, respectively. Rates for the nine months ended September 30, 2008 and for the year ended December 31, 2007 were as follows:

	2008	2007
Weighted average rates	4.75%	7.05%

Range of effective rates	3.60% - 7.25%	6.09% - 8.25%

CBIZ had approximately $81.1 million of available funds under the facility at September 30, 2008. Available funds under the facility are reduced by letters of credit and obligations determined to be “other indebtedness” in accordance with the terms of the facility. The facility expires November 2012 and was amended effective April 3, 2008 to increase the commitment from $100.0 million to $150.0 million.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

Indemnifications

CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2008, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the nine months ended September 30, 2008 and 2007, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $3.7 million as of September 30, 2008 and December 31, 2007. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2008 and December 31, 2007 was $1.7 million and $1.4 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.5 million and $1.4 million as of September 30, 2008 and December 31, 2007, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as “other current liabilities” in the accompanying consolidated balance sheets. Management

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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
The Company’s policy is to accrue a liability for both known claims and for estimated claims that have been incurred but not reported, as of each reporting date. The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments to the estimated expense if circumstances differ from the assumptions used in estimating the liability. CBIZ’s net healthcare costs include health claims expenses, premiums for the stop-loss coverages and administration fees to the third-party administrator.

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

As a result of liquidity issues experienced in the credit and capital markets during 2008, CBIZ’s ARS have experienced failed auctions during the first nine months of 2008 and one of the investments was downgraded below the minimum rating required by the Company’s investment policy. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of our investments in ARS no longer approximates their face value.

At September 30, 2008, CBIZ had four outstanding investments in ARS with par values totaling $19.4 million. One ARS was redeemed in October at its par value of $6.0 million. This ARS is recorded at par value in “Funds held for clients — current” in the accompanying consolidated balance sheets.

The fair values of the remaining ARS do not approximate their par values. The declines in fair values of two of the ARS are currently considered to be temporary. These declines in fair value totaled $0.2 million at September 30, 2008 and are recorded as unrealized losses in accumulated other comprehensive loss. ARS with temporary declines in fair value are classified as “Funds held for clients — non-current”, as CBIZ intends and has the ability to hold these investments until anticipated recovery of par value occurs.

The decline in fair value for one ARS was determined to be other-than-temporary. Accordingly, CBIZ recorded an impairment charge totaling approximately $1.4 million for the three and nine months ended

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
September 30, 2008, which is included in “Other income (expense), net” in the accompanying consolidated statements of operations. The fair value of this ARS is recorded in “Funds held for clients — non-current” in the accompanying consolidated balance sheets.

Interest Rate Swap

In December 2007, effective January 3, 2008, CBIZ entered into a two-year, zero-cost interest rate swap (“swap”) for the purpose of managing cash flow and interest rate variability on a portion of outstanding borrowings under the credit facility. CBIZ does not enter into derivative instruments for trading or speculative purposes.

Under the terms of the swap agreement, CBIZ pays interest at a fixed rate of 3.9% plus applicable margin under the credit agreement, and receives or pays interest that varies with one-month LIBOR. Interest is calculated by reference to the $10.0 million notional amount of the swap and payments are exchanged each month. During the three months and nine months ended September 30, 2008, CBIZ recorded additional interest expense of approximately $37,000 and $74,000, respectively, related to the swap agreement.

CBIZ designated the swap as a cash flow hedge and accounts for the swap in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations. Accordingly, the interest rate swap is recorded as either an asset or liability in the consolidated balance sheets at fair value. Changes in fair value are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, to the extent the swap is effective. Amounts recorded to accumulated other comprehensive income are reclassified to interest expense as interest on the hedged borrowings is recognized. Net amounts due related to the swap are recorded as adjustments to interest expense when earned or payable. Any ineffective portion of the swap is recorded to interest expense.

The fair value of the swap is included in “other non-current liabilities” in the consolidated balance sheets and was $0.1 million at September 30, 2008. Fair value represents the amount that CBIZ would have to pay to terminate the swap agreement at the reporting date. Over the next 12 months, CBIZ expects to reclassify approximately $0.1 million of deferred losses from accumulated other comprehensive loss to interest expense as related interest payments that are being hedged are recognized.

The swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis, and if the swap were to be de-designated as a hedge it would be accounted for as a financial instrument used for trading. There was no ineffectiveness for the first nine months of 2008.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table summarizes CBIZ’s assets and liabilities at September 30, 2008 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at September 30, 2008 with
	Portion of Carrying	Quoted Prices in	Significant
	Value Measured at	Active Markets for	Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets of deferred compensation plan	$23,167	$23,167	$—	$—
Auction rate securities	$17,767	$—	$6,000	$11,767
Interest rate swap	$(103)	$—	$—	$(103)
The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the nine months ended September 30, 2008 (pre-tax basis) (in thousands):

	Auction Rate
	Securities	Interest Rate Swap
Beginning balance — January 1, 2008	$—	$—
Transfers into Level 3	21,420	—
Redemption of securities	(2,040)	—
Impairment recorded in operations	(1,381)	—
Unrealized losses included in accumulated other comprehensive loss	(232)	(103)
Transfers out of Level 3	(6,000)	—

Ending balance — September 30, 2008	$11,767	$(103)

Due to the liquidity issues described in Note 7 and because quoted prices from broker-dealers were unavailable for CBIZ’s ARS, the majority of the investments in ARS were transferred from Level 2 to Level 3 during the first nine months of 2008. Subsequent to the initial transfer into Level 3, securities totaling $2.0 million were redeemed by the issuer and securities totaling $6.0 million were transferred to Level 2 based upon redemption of that security subsequent to September 30, 2008. For the remaining ARS, a fair value assessment was performed in accordance with SFAS No. 157. The assessment was performed on each security based on a discounted cash flow model utilizing various assumptions that included maximum interest rates for each issue, probabilities of successful auctions, failed auctions or default, the timing of cash flows, the quality and level of collateral of the securities, and the rate of recovery from bond insurers in the event of default. According to the fair value analysis, it was determined that one ARS issue was unlikely to recover its par value and therefore an other-than-temporary impairment of approximately $1.4 million was recorded in the consolidated statements of operations for the three and nine months ended September 30, 2008.

Based on the fair value analysis, it was determined that the fair value of the remaining securities was 97.2% of par value, resulting in a temporary impairment of $0.2 million at September 30, 2008. For these remaining securities, CBIZ determined that the impairment is temporary due to the recent dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuers’ ability to refinance if

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
necessary. In addition, CBIZ has sufficient liquidity in its client fund assets to fund client obligations and CBIZ does not anticipate that the current lack of liquidity of these investments will affect its ability to conduct business. Therefore, CBIZ has the ability and intent to hold the ARS until anticipated recovery in value occurs. The decline in fair value has been recorded as an unrealized loss in accumulated other comprehensive loss, net of income taxes.

9.	Other Comprehensive Income

Other comprehensive income is reflected as an increase to stockholders’ equity and is not reflected in CBIZ’s results of operations. Other comprehensive income for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Net income	$4,962	$4,646	$29,029	$28,740
Net unrealized gains (losses) on available- for-sale securities, net of income tax	830	2	(145)	8
Net unrealized gain (loss) on interest rate swap, net of income tax	14	—	(65)	—
Foreign currency translation	(19)	(12)	(47)	(27)

Total other comprehensive income	$5,787	$4,636	$28,772	$28,721

Accumulated other comprehensive loss, net of tax, was approximately $0.4 million and $0.1 million at September 30, 2008 and December 31, 2007, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and the interest rate swap, as well as adjustments to foreign currency translation.

10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 1996 Employee Stock Option Plan and 2002 Stock Incentive Plan, which are described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2007. The terms and vesting schedules for stock-based awards vary by type and date of grant. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Stock options	$577	$404	$1,737	$1,194
Restricted stock awards	382	221	1,046	517

Total stock-based compensation expense	$959	$625	$2,783	$1,711

Stock award activity during the nine months ended September 30, 2008 was as follows (in thousands, except per share data):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Stock		Restricted Stock
	Options		Awards
		Weighted		Weighted
		Average		Average
		Exercise		Grant-Date
		Price Per		Fair
	Number of Options	Share	Number of Shares	Value (1)
Outstanding at beginning of year	3,638	$5.43	516	$6.28
Granted	1,279	$8.24	327	$8.38
Exercised	(1,105)	$3.61	—	—
Released	—	—	(203)	$6.06
Expired or canceled	(73)	$6.33	(7)	$8.23

Outstanding at September 30, 2008	3,739	$6.91	633	$7.41

Exercisable at September 30, 2008	1,290	$5.64

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ had approximately 8.5 million shares available for future grant under the stock option plans at September 30, 2008.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data).

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations after income tax expense	$4,886	$3,812	$29,587	$25,161

Denominator:
Basic
Weighted average common shares	61,171	64,842	62,080	65,437

Diluted
Stock options (1)	455	924	558	1,102
Restricted stock awards	134	132	154	118
Contingent shares (2)	12	185	9	188

Total diluted weighted average common shares	61,772	66,083	62,801	66,845

Basic earnings per share from continuing operations	$0.08	$0.06	$0.48	$0.38

Diluted earnings per share from continuing operations	$0.08	$0.06	$0.47	$0.38

(1)	A total of 2.3 million and 1.8 million options were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2008, respectively, and a total of 1.6 million options were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2007, respectively, as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
12.	Acquisitions

During the nine months ended September 30, 2008, CBIZ acquired a payroll business, an insurance agency and a national executive search firm, all three of which are reported in the Employee Services practice group. The payroll business is located in Palm Desert, California and provides payroll processing services to a large number of clients primarily in California and Arizona. The insurance business is located in Frederick, Maryland and is a broker of innkeepers’ insurance programs. The national executive search firm is headquartered in Overland Park, Kansas and provides services to commercial and industrial companies, development-stage organizations and non-profit organizations. In addition, CBIZ acquired three client lists during the nine months ended September 30, 2008, two of which are reported in the Employee Services practice group and the other is reported in the Financial Services practice group. Aggregate consideration for these acquisitions consisted of approximately $11.4 million in cash and approximately 23,600 shares of common stock paid at closing, and up to an additional $7.9 million in cash and approximately 25,900 shares of common stock which is contingent upon future financial performance of the acquired businesses and client lists. In addition, CBIZ paid approximately $13.6 million in cash and issued approximately 80,500 shares of common stock during the first nine months of 2008 as contingent proceeds for previous acquisitions.

During the nine months ended September 30, 2007, CBIZ acquired an accounting firm and a medical billing service company. The accounting firm is located in Phoenix, Arizona and is reported in the Financial Services practice group. The medical billing services company is based in Montgomery, Alabama and is reported in the Medical Management Professionals practice group. In addition, CBIZ acquired four client lists during the nine months ended September 30, 2007, three of which are reported in the Employee Services practice group and the other is reported in the Financial Services practice group. Aggregate consideration for the acquisitions consisted of approximately $10.4 million in cash and 62,400 shares of common stock paid at closing, and up to an additional $8.8 million (payable in cash and common stock) which is contingent on certain future revenue and earnings targets. In addition, CBIZ paid approximately $8.5 million in cash and issued approximately 21,800 shares of common stock during the nine months ended September 30, 2007 as contingent proceeds for previous acquisitions.

The operating results of these businesses were included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) were allocated to goodwill.

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	2008	2007
Goodwill	$11,660	$2,535

Client lists	$5,636	$10,612

Other intangible assets	$114	$274

13.	Discontinued Operations and Divestitures

From time to time, CBIZ divests (through sale or closure) business operations that do not contribute to the Company’s long-term objectives for growth, or that are not complementary to its target service offerings and markets. Divestitures are classified as discontinued operations provided they meet the criteria provided in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”.

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned.

During the nine months ended September 30, 2008, CBIZ sold an operation from the Financial Services practice group, closed an operation from National Practices group and received contingent proceeds from a Financial Services operation that was sold in the third quarter of 2007. CBIZ received cash proceeds totaling $1.6 million and recognized pre-tax losses totaling $0.2 million as the result of these divestitures.

During the nine months ended September 30, 2007, CBIZ sold three operations, two of which were previously reported in the Financial Services practice group and the other was reported in the Employee Services practice group. CBIZ received proceeds of $25.9 million cash and $0.6 million in notes receivable, and recognized pre-tax gains of $12.5 million as a result of these sales.

For those businesses that qualified for treatment as discontinued operations, the assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and losses from discontinued operations for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Revenue	$32	$3,898	$537	$17,976

Loss from discontinued operations, before income tax benefit	$(89)	$(619)	$(393)	$(2,098)
Income tax benefit	33	430	143	964

Loss from discontinued operations net of tax	$(56)	$(189)	$(250)	$(1,134)

Gain (loss) on the disposal of discontinued operations for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Gain (loss) on disposal of discontinued operations, before income tax expense	$210	$3,915	$(155)	$12,494
Income tax expense	78	2,892	153	7,781

Gain (loss) on disposal of discontinued operations, net of tax	$132	$1,023	$(308)	$4,713

At September 30, 2008 and December 31, 2007, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
Assets:
Current assets	$192	$1,251
Goodwill and other intangible assets, net	—	569
Other assets	27	38

Assets of discontinued operations	$219	$1,858

Liabilities:
Accounts payable	$137	$610
Accrued personnel costs	124	151
Other liabilities	2,171	2,699

Liabilities of discontinued operations	$2,432	$3,460

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “gain on sale of operations, net” in the consolidated statements of operations.

During the nine months ended September 30, 2008, CBIZ sold an operation and two client lists that were previously reported in the Employee Services practice group. During the nine months ended September 30, 2007, CBIZ sold two client lists that were previously reported in the Employee Services practice group. Additionally, gains were recognized during the nine months ended September 30, 2008 and 2007 related to client lists that were sold in previous years. “Gain on sale of operations, net” totaled $0.5 million and $0.1 million, for the nine months ended September 30, 2008 and 2007, respectively. Proceeds for the nine months ended September 30, 2008 consisted of cash and notes totaling $2.7 million and $0.1 million, respectively. Proceeds for the nine months ended September 30, 2007 consisted of cash and notes totaling $0.1 million and $0.2 million, respectively.

In addition to the cash proceeds described under “discontinued operations” and “divestitures” above, CBIZ received cash payments totaling $0.6 million and $2.0 million during the nine months ended September 30, 2008 and 2007, respectively, on outstanding notes receivable related to divestitures made in previous years. The gains and losses related to these divestitures were recorded in previous years.

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

Segment information for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2008
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$70,204	$44,513	$41,345	$12,133	$—	$168,195
Operating expenses	63,690	37,029	35,764	11,202	1,072	148,757

Gross margin	6,514	7,484	5,581	931	(1,072)	19,438
Corporate general & admin	—	—	—	—	7,270	7,270

Operating income (loss)	6,514	7,484	5,581	931	(8,342)	12,168
Other income (expense):
Interest expense	(2)	(5)	—	—	(1,797)	(1,804)
Gain on sale of operations, net	—	—	—	—	229	229
Other income (expense), net	48	271	85	2	(3,424)	(3,018)

Total other income (expense)	46	266	85	2	(4,992)	(4,593)

Income (loss) from continuing operations before income tax expense	$6,560	$7,750	$5,666	$933	$(13,334)	$7,575

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	THREE MONTHS ENDED SEPTEMBER 30, 2007
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$64,893	$42,343	$32,420	$11,524	$—	$151,180
Operating expenses	58,963	35,168	27,991	10,633	4,422	137,177

Gross margin	5,930	7,175	4,429	891	(4,422)	14,003
Corporate general & admin	—	—	—	—	7,143	7,143

Operating income (loss)	5,930	7,175	4,429	891	(11,565)	6,860
Other income (expense):
Interest expense	(8)	(11)	—	—	(1,265)	(1,284)
Gain on sale of operations, net	—	—	—	—	20	20
Other income, net	58	462	50	8	169	747

Total other income (expense)	50	451	50	8	(1,076)	(517)

Income (loss) from continuing operations before income tax expense	$5,980	$7,626	$4,479	$899	$(12,641)	$6,343

	NINE MONTHS ENDED SEPTEMBER 30, 2008
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$243,964	$139,075	$124,010	$34,232	$—	$541,281
Operating expenses	199,840	114,272	108,174	32,381	7,303	461,970

Gross margin	44,124	24,803	15,836	1,851	(7,303)	79,311
Corporate general & admin	—	—	—	—	22,313	22,313

Operating income (loss)	44,124	24,803	15,836	1,851	(29,616)	56,998
Other income (expense):
Interest expense	(10)	(18)	—	—	(5,381)	(5,409)
Gain on sale of operations, net	—	—	—	—	470	470
Other income (expense), net	226	1,079	221	17	(5,573)	(4,030)

Total other income (expense)	216	1,061	221	17	(10,484)	(8,969)

Income (loss) from continuing operations before income tax expense	$44,340	$25,864	$16,057	$1,868	$(40,100)	$48,029

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	NINE MONTHS ENDED SEPTEMBER 30, 2007
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total
Revenue	$226,037	$130,217	$94,144	$35,884	$—	$486,282
Operating expenses	184,558	105,174	82,252	32,556	14,934	419,474

Gross margin	41,479	25,043	11,892	3,328	(14,934)	66,808
Corporate general & admin	—	—	—	—	23,233	23,233

Operating income (loss)	41,479	25,043	11,892	3,328	(38,167)	43,575
Other income (expense):
Interest expense	(38)	(19)	—	—	(4,193)	(4,250)
Gain on sale of operations, net	—	—	—	—	125	125
Other income, net	237	1,376	143	24	1,562	3,342

Total other income (expense)	199	1,357	143	24	(2,506)	(783)

Income (loss) from continuing operations before income tax expense	$41,678	$26,400	$12,035	$3,352	$(40,673)	$42,792

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at September 30, 2008 and December 31, 2007, results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Financial Services
Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and administrative service agreements (“ASAs”) with independent licensed Certified Public Accounting (“CPA”) firms under which audit and attest services may be provided to CBIZ’s clients by such CPA firms. These firms are owned by licensed CPAs, a vast majority of whom are also employed by CBIZ subsidiaries.
Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $18.8 million and $16.6 million for the three months and $70.0 million and $64.6 million for the nine months ended September 30, 2008 and 2007, respectively. The majority of these fees related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

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
Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements qualify as variable interest entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), as amended. CBIZ does not consolidate variable interest entities as the impact would not be material to the financial condition, results of operations or cash flows of CBIZ. See further discussion in Note 1 of the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.
Employee Services
CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of our performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. Total revenue recognized under these arrangements during the three and nine months ended September 30, 2008 and 2007 were less than 2% of consolidated CBIZ revenue for the respective periods.
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

Medical Management Professionals (“MMP”)
Changes in some managed care plans, and federal Medicare and state Medicaid physician and practice expense reimbursement rules and rates have impacted revenues and margins in our existing physician and medical billing and accounts receivable management business. The Deficit Reduction Act of 2005 (“DRA”) created a reduction and a cap on reimbursement that began in 2007 for certain fees and charges related to imaging services, physician offices, imaging centers and independent diagnostic testing facilities. In addition, certain managed care payors may impose precertification and other clinical/reimbursement management programs which could limit or control the use of, and reimbursement for, imaging and diagnostic services. Certain payors may institute “pay for performance” and “quality initiative” programs that could limit or control physician and facility services and procedures as well as the corresponding reimbursements. Since a majority of our physician and medical billing and accounts receivable management business is typically paid a portion of the revenue collected on behalf of our clients, any reduction in the volume of services or reimbursement rates for such services for which our clients are eligible to be paid may adversely affect our ability to generate revenue and maintain margins. As part of the Company’s efforts to maintain margins in this business, two acquisitions were made during 2007. The acquired businesses were not impacted by the DRA changes in the same magnitude as the traditional MMP operation, as the acquired businesses provide services to physician groups specializing in emergency medicine and anesthesiology. CBIZ continuously monitors the regulatory factors that impact the Medical Management business.
Auction Rate Securities (“ARS”)
As a result of liquidity issues experienced in the credit and capital markets during 2008, CBIZ’s ARS have experienced failed auctions during the first nine months of 2008 and one of the investments was downgraded below the minimum rating required by the Company’s investment policy. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of our investments in ARS no longer approximates their face value.
At September 30, 2008, CBIZ had four outstanding investments in ARS with par values totaling $19.4 million. One ARS is recorded at its par value of $6.0 million as “Funds held for clients — current’’ in the accompanying consolidated balance sheet at September 30, 2008, as this ARS was redeemed at par value in October. The remaining ARS are recorded as “Funds held for clients — non-current” at their fair values which totaled $11.8 million at September 30, 2008. The decline in fair value of one ARS was determined to be other than temporary and an impairment charge totaling approximately $1.4 million has been recorded as “Other income (expense), net” in the consolidated statements of operations of the three and nine months ended September 30, 2008. The decline in fair value of the remaining two ARS totaled $0.2 million. These declines in fair value are currently considered to be temporary and are recorded as unrealized losses in accumulated other comprehensive loss. The fair value of ARS outstanding at September 30, 2008 and June 30, 2008 was 91.7% of face value.
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

Executive Summary
During the nine months ended September 30, 2008, CBIZ acquired a payroll business, an insurance agency and a national executive search firm, all three of which are reported in the Employee Services practice group. The payroll business is located in Palm Desert, California and provides payroll processing services to a large number of clients primarily in California and Arizona. The insurance business is located in Frederick, Maryland and is a broker of innkeepers’ insurance programs. The national executive search firm is headquartered in Overland Park, Kansas and provides services to commercial and industrial companies as well as development-stage and non-profit organizations.
During the first nine months of 2008, CBIZ divested two businesses that were classified as discontinued operations. These businesses were formerly reported in the Financial Services and National Practices groups. CBIZ also sold the assets of an Employee Services business that did not qualify for classification as a discontinued operation. See Note 13 to the accompanying consolidated financial statements for further disclosure.
CBIZ believes that repurchasing shares of its common stock is a use of cash that provides value to its shareholders and, accordingly, CBIZ purchased approximately 4.3 million shares of its common stock at a total cost of $37.8 million during the nine months ended September 30, 2008.
Effective April 3, 2008, CBIZ entered into an agreement to amend its credit facility with Bank of America, N.A. and other participating banks. The amendment serves to increase the commitment from $100.0 million to $150.0 million.
During the third quarter of 2008, CBIZ recognized an impairment charge of approximately $1.4 million related to an ARS which is recorded in “Other income (expense), net” in the consolidated statements of operations. ARS are further discussed in Note 7 to the accompanying consolidated financial statements.
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
In July 2008, the Internal Revenue Service completed its examination of the Company’s federal income tax returns for the years 2003 through 2006. The Company paid $0.1 million in May 2008 and $0.8 million in July 2008 to settle the audits. Reserves for uncertain tax positions decreased $1.2 million during the nine months ended September 30, 2008 primarily due to settlement of the IRS audits.
Effective September 1, 2008, CBIZ Accounting, Tax & Advisory Services, LLC changed their name to CBIZ MHM, LLC. CBIZ believes that this name change will provide prospective clients a better understanding of the association between CBIZ and Mayer Hoffman McCann P.C.
Results of Operations — Continuing Operations
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on September 1, 2007, revenue for the month of September would be included in same-unit revenue for both years; revenue for the period January 1, 2008 through August 31, 2008 would be reported as revenue from acquired businesses. Revenue from divested operations represents operations that were sold or closed and did not meet the criteria for treatment as discontinued operations.

Three Months Ended September 30, 2008 and 2007
Revenue
The following table summarizes total revenue for the three months ended September 30, 2008 and 2007 (in thousands, except percentages).

	THREE MONTHS ENDED SEPTEMBER 30,
		% of		% of	$	%
	2008	Total	2007	Total	Change	Change
Same-unit revenue
Financial Services	$70,204	41.7%	$64,893	42.9%	$5,311	8.2%
Employee Services	42,509	25.3%	41,942	27.8%	567	1.4%
MMP	34,311	20.4%	32,420	21.4%	1,891	5.8%
National Practices	12,133	7.2%	11,524	7.6%	609	5.3%

Total same-unit revenue	159,157	94.6%	150,779	99.7%	8,378	5.6%

Acquired businesses	9,038	5.4%	—	—	9,038
Divested operations	—	—	401	0.3%	(401)

Total revenue	$168,195	100.0%	$151,180	100.0%	$17,015	11.3%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.
Gross margin and operating expenses — The majority of CBIZ’s operating expenses are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth. The primary components of operating expenses for the three months ended September 30, 2008 and 2007 are illustrated below:

	2008		2007
	% of Operating		% of Operating		Change in
	Expense	% of Revenue	Expense	% of Revenue	% of Revenue
Personnel costs	72.2%	63.8%	73.3%	66.5%	(2.7)%
Occupancy costs	6.8%	6.0%	6.8%	6.2%	(0.2)%
Other (1)	21.0%	18.6%	19.9%	18.0%	0.6%

Total operating expenses		88.4%		90.7%	(2.3)%

Gross margin		11.6%		9.3%	2.3%

(1)	Other operating expenses include office expense, travel related expenses, depreciation and amortization expense, equipment and computer expenses, professional fees and other expenses, none of which are individually significant as a percentage of total operating expenses.
Personnel costs as a percentage of revenue declined 2.7% to 63.8% for the three months ended September 30, 2008 compared to the same period in 2007. The decline in personnel costs was primarily the result of adjustments to the fair value of investments held in relation to the deferred compensation plan which totaled a loss of $1.6 million and a gain of $0.3 million for the three months ended September 30, 2008 and 2007, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to other income (expense), and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”.
Corporate general and administrative expense — Corporate general and administrative (“G&A”) expenses increased by $0.2 million to $7.3 million for the three months ended September 30, 2008, from $7.1 million for the comparable period of 2007. The primary components of corporate general and administrative expenses for the three months ended September 30, 2008 and 2007 are illustrated below:

	2008		2007
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	44.3%	1.9%	43.9%	2.1%	(0.2)%
Professional services	20.9%	0.9%	18.5%	0.9%	—
Depreciation and amortization	2.9%	0.1%	6.7%	0.3%	(0.2)%
Other (1)	31.9%	1.4%	30.9%	1.4%	—

Total corporate general and administrative expenses		4.3%		4.7%	(0.4)%

(1)	Other corporate general and administrative expenses include office expense, travel related expenses, equipment and computer expenses, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate general and administrative expenses.
Interest expense — Interest expense increased by $0.5 million to $1.8 million for the third quarter of 2008 from $1.3 million for the comparable period in 2007. The increase in interest expense relates to higher average debt outstanding under the credit facility in the third quarter of 2008 versus the comparable period in 2007, partially offset by a decrease in average interest rates. Average debt outstanding under the credit facility was $62.6 million and $7.7 million and weighted average interest rates were 4.5% and 7.6% for the third quarters of 2008 and 2007, respectively. Outstanding debt and interest expense related to the convertible notes was the same in both periods, as the notes carry a fixed interest rate of 3.125%.
Other income (expense), net — Other income (expense), net is comprised of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan and gains and losses on sales of assets. Adjustments to the fair value of investments related to the deferred compensation plan are offset by the same adjustments to compensation costs which are recorded as operating and corporate general administrative expenses in the consolidated statements of operations, and thus do not have an impact on CBIZ’s net income. Other income (expense), net for the three months ended September 30, 2008 primarily relates to a $1.9 million decline in fair value of investments related to the deferred compensation plan and an impairment charge of approximately $1.4 million related to the Company’s investment in an ARS. Other income (expense), net for the three months ended September 30, 2007 primarily related to $0.4 million increase in the fair value of investments related to the deferred compensation plan.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $2.7 million and $2.5 million for the three months ended September 30, 2008 and 2007, respectively. The effective tax rate for the three months ended September 30, 2008 was 35.5%, compared to an effective tax rate of 39.9% for the comparable period in 2007. The decrease in the effective tax rate for the third quarter of 2008 versus the comparable period in 2007 was primarily the result of a reversal of estimated tax reserves related to the settlement of a portion of the IRS audit during the third quarter of 2008.
Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management Professionals (MMP) and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	THREE MONTHS ENDED SEPTEMBER 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$70,204	$64,893	$5,311	8.2%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$70,204	$64,893	$5,311	8.2%

Operating expenses	63,690	58,963	4,727	8.0%

Gross margin	$6,514	$5,930	$584	9.8%

Gross margin percent	9.3%	9.1%

Approximately 60% of the growth in same-unit revenue was attributable to an increase in the aggregate number of hours charged to clients for consulting, valuation and litigation support services, and 40% was attributable to price increases for traditional accounting and tax services.
The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs and travel related expenses, representing 89.3% and 90.0% of total operating expenses for the third quarters of 2008 and 2007, respectively. Personnel costs increased $3.4 million, but decreased to 71.6% of revenue for the third quarter of 2008 from 72.2% for the comparable period in 2007. The increase in personnel costs was primarily related to annual merit increases to existing employees and salaries and benefits for new employees. Personnel costs decreased as a percentage of revenue due to an improvement in the utilization of professionals. Travel related expenses increased $0.2 million for the third quarter of 2008 from the comparable period in 2007 and was 3.1% of revenue for each period. Occupancy costs are relatively fixed in nature and were 6.2% and 6.5% of revenue for the third quarters of 2008 and 2007, respectively.
The improvement in gross margin is attributable to the aforementioned improvement in the utilization of personnel, partially offset by an increase in bad debt expense to 2.0% of revenue for the third quarter of 2008 from 1.1% of revenue for the comparable period in 2007. The increase in bad debt expense is related to cash flow pressures experienced by certain clients, many of which are related to the housing and construction industries.
Employee Services

	THREE MONTHS ENDED SEPTEMBER 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$42,509	$41,942	$567	1.4%
Acquired businesses	2,004	—	2,004
Divested operations	—	401	(401)

Total revenue	$44,513	$42,343	$2,170	5.1%

Operating expenses	37,029	35,168	1,861	5.3%

Gross margin	$7,484	$7,175	$309	4.3%

Gross margin percent	16.8%	16.9%

The increase in same-unit revenue was primarily attributable to 3.5% growth in the employee benefits business which was partially offset by soft market conditions in pricing for property and casualty insurance and a decline in asset values which impacted revenues from the Company’s retirement investment advisory services. Same-unit payroll service revenue increased approximately 5.7% as a result of an increase in number of clients served and related volume increases. The growth in revenue from acquired businesses was provided by a property and casualty business in Frederick, Maryland, a payroll services business in Palm Desert, California, and a specialty recruiting business headquartered in Overland Park, Kansas, all of which were acquired during 2008. The decline in revenue from divested businesses relates to a retirement investment advisory business in Atlanta, Georgia which was sold in the third quarter of 2008.
The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.2% and 84.0% of total operating expenses for the third quarters of 2008 and 2007, respectively. Personnel costs increased $0.9 million but decreased as a percentage of revenue to 62.9% for the third quarter of 2008 from 64.1% for the comparable period in 2007. The increase in personnel costs was primarily attributable to the acquired businesses and the decline in personnel costs as a percentage of revenue was a result of growth in non-commissionable revenue. Occupancy costs are relatively fixed in nature and were approximately $2.4 million for the third quarters of 2008 and 2007.
The decline in gross margin was primarily due to revenue growth in the payroll and human capital advisory businesses, including those acquired in 2008, which typically provide lower margins than the retail businesses.
Medical Management Professionals

	THREE MONTHS ENDED SEPTEMBER 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$34,311	$32,420	$1,891	5.8%
Acquired businesses	7,034	—	7,034
Divested operations	—	—	—

Total revenue	$41,345	$32,420	$8,925	27.5%

Operating expenses	35,764	27,991	7,773	27.8%

Gross margin	$5,581	$4,429	$1,152	26.0%

Gross margin percent	13.5%	13.7%

Same-unit revenue consists of revenue from existing clients and net new business sold. Revenue from existing clients increased by approximately 1.2% for the third quarter of 2008 versus the comparable period in 2007. Growth from existing clients was provided by an increase in volume of approximately 5.5%, offset by declines in pricing and the mix of medical specialties which collectively totaled 4.3%. Revenue from new business sold (net of clients lost) contributed approximately 5.0% of the increase in same-unit revenue. Growth in revenue from acquired businesses was provided by a business headquartered in Ponte Vedra Beach, Florida which provides coding, billing and accounts receivable management services for emergency medicine physician practices along the east coast of the United States. This business was acquired in the fourth quarter of 2007.
The largest components of operating expenses for MMP are personnel costs, occupancy costs and office expenses (primarily postage related to statement mailing services provided to clients), representing 82.1% and 84.6% of total operating expenses for the third quarters of 2008 and 2007, respectively. Personnel costs increased $4.5 million, but declined as a percentage of revenue to 56.4% for the third quarter of 2008 from 58.1% for the comparable period in 2007. Acquired businesses contributed $3.3 million of the increase in personnel costs with the remainder being attributable to annual merit increases to existing employees and the addition of certain internal support personnel to position the unit for continued growth. The improvement in personnel costs as a percentage of revenue relates to the business that was acquired in the fourth quarter of 2007 as this business utilizes off-shore resources in a greater capacity than the traditional MMP operation.
Occupancy costs increased by approximately $0.5 million for the third quarter of 2008 versus the comparable period in 2007. The increase in occupancy costs was attributable to the acquired business and additional office locations that were opened subsequent to September 30, 2007 in order to support new business. Office expenses increased $0.7 million, but decreased as a percentage of revenue to 8.2% at September 30, 2008 from 8.4% at September 30, 2007. The increase in office expenses primarily relates to the acquired business, and the decrease in office expenses as a percentage of revenue relates to a change in the frequency of statement mailing.
The decline in gross margin for the third quarter of 2008 versus the comparable period in 2007 was attributable to pricing, costs associated with the transition to off-shoring in MMP’s traditional operations and the addition of certain internal support personnel to position the unit for continued growth. Approximately 5.0% of the growth in same-unit revenue was provided by new clients which provides lower margins than growth from existing clients. In addition to the impact of lower pricing, new clients typically provide lower margins for a period of time as costs are incurred before any revenue is realized. The transition to off-shoring resulted in a duplication of costs as an increase in third party processing fees was not offset by a simultaneous reduction in internal resources and related costs. The duplication of costs is not expected to continue after the transition period.
National Practices

	THREE MONTHS ENDED SEPTEMBER 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$12,133	$11,524	$609	5.3%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$12,133	$11,524	$609	5.3%

Operating expenses	11,202	10,633	569	5.4%

Gross margin	$931	$891	$40	4.5%

Gross margin percent	7.7%	7.7%

The increase in revenue was attributable to the mergers and acquisitions business completing a transaction during the third quarter of 2008 verses no transactions during the third quarter of 2007. Revenue for the technology businesses declined by $0.1 million for the third quarter of 2008 verses the comparable period of 2007, but was offset by a $0.1 million increase in revenue in the healthcare consulting business.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 93.1% and 93.9% of total operating expenses for the third quarters of 2008 and 2007, respectively. Personnel costs increased $0.6 million to 64.9% of revenue for the third quarter of 2008 from 63.0% of revenue for the comparable period in 2007. Approximately half of the increase in personnel costs have a corresponding increase in revenue and relate to CBIZ’s largest client. The remainder of the increase in personnel costs relates to annual merit increases to existing employees and an overall increase in headcount.
Direct costs primarily relate to the technology businesses and consist of product costs, sales commissions and third party labor. Direct costs decreased as a percentage of revenue to 18.4% for the third quarter of 2008 from 20.6% of revenue for the comparable period in 2007, as a result of a change in revenue mix between the technology businesses and other national practice businesses. Occupancy costs are relatively fixed in nature and were $0.3 million for the third quarters of 2008 and 2007.

Nine Months Ended September 30, 2008 and 2007
Revenue
The following table summarizes total revenue for the nine months ended September 30, 2008 and 2007 (in thousands, except percentages).

	NINE MONTHS ENDED SEPTEMBER 30,
		% of		% of	$	%
	2008	Total	2007	Total	Change	Change
Same-unit revenue
Financial Services	$243,964	45.1%	$226,037	46.5%	$17,927	7.9%
Employee Services	133,655	24.7%	129,816	26.7%	3,839	3.0%
MMP	100,342	18.5%	94,144	19.3%	6,198	6.6%
National Practices	34,232	6.3%	35,884	7.4%	(1,652)	(4.6)%

Total same-unit revenue	512,193	94.6%	485,881	99.9%	26,312	5.4%

Acquired businesses	29,088	5.4%	—	—	29,088
Divested operations	—	—	401	0.1%	(401)

Total revenue	$541,281	100.0%	$486,282	100.0%	$54,999	11.3%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.
Gross margin and operating expenses - The majority of CBIZ’s operating expenses are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth. The primary components of operating expenses for the nine months ended September 30, 2008 and 2007 are illustrated below:

	2008		2007
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	72.8%	62.1%	73.5%	63.4%	(1.3)%
Occupancy costs	6.5%	5.6%	6.5%	5.6%	—
Other (1)	20.7%	17.6%	20.0%	17.3%	0.3%

Total operating expenses		85.3%		86.3%	(1.0)%

Gross margin		14.7%		13.7%	1.0%

(1)	Other operating expenses include office expense, travel related expenses, depreciation and amortization expense, equipment and computer expenses, professional fees and other expenses, none of which are individually significant as a percentage of total operating expenses.
Personnel costs as a percentage of revenue declined 1.3% to 62.1% for the nine months ended September 30, 2008 compared to the same period in 2007. The decline in personnel costs was primarily the result of adjustments to the fair value of investments held in relation to the deferred compensation plan which totaled a loss of $3.2 million and a gain of $1.6 million for the nine months ended September 30, 2008 and 2007, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to other income (expense), and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”.
Corporate general and administrative expense — Corporate G&A expenses decreased by $0.9 million to $22.3 million for the nine months ended September 30, 2008, from $23.2 million for the comparable period of 2007. The primary components of corporate G&A expenses for the nine months ended September 30, 2008 and 2007 are illustrated below:

	2008		2007
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	52.9%	2.2%	48.9%	2.3%	(0.1)%
Professional services	17.8%	0.7%	14.1%	0.7%	—
Depreciation and amortization	4.0%	0.2%	8.1%	0.4%	(0.2)%
Other (1)	25.3%	1.0%	28.9%	1.4%	(0.4)%

Total corporate general and administrative expenses		4.1%		4.8%	(0.7)%

(1)	Other corporate general and administrative expenses include office expense, travel related expenses, equipment and computer expenses, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate general and administrative expenses.
The decrease in G&A expense was primarily attributable to legal-related expenses, compensation expense as it relates to the deferred compensation plan, and depreciation and amortization expense. Legal-related expenses decreased $1.2 million for the nine months ended September 30, 2008 versus the comparable period of 2007. Legal-related expenses are inherently unpredictable and therefore the decline for the nine months ended September 30, 2008 versus the comparable period of 2007 may not be sustainable for the remainder of the year. Adjustments to the fair value of investments held in relation to the deferred compensation plan are recorded as compensation expense and contributed $0.9 million to the decline in G&A expenses. These adjustments are offset by the same adjustment to other income (expense), and thus do not have an impact on net income. Depreciation and amortization expense decreased by $1.0 million primarily due to certain capitalized software that became fully depreciated during 2007.
Interest expense — Interest expense increased by $1.1 million to $5.4 million for the nine months ended September 30, 2008 from $4.3 million for the comparable period in 2007. The increase in interest expense relates to higher average debt outstanding under the credit facility during the nine months ended September 30, 2008 versus the comparable period in 2007, partially offset by a decrease in average interest rates. Average debt outstanding under the credit facility was $61.7 million and $16.2 million and weighted average interest rates were 4.8% and 7.4% for the nine months ended September 30, 2008 and 2007, respectively. Outstanding debt and interest expense related to the convertible notes was the same in both periods, as the notes carry a fixed interest rate of 3.125%.
Other income (expense), net — Other income (expense), net is comprised of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets. Adjustments to the fair value of investments related to the deferred compensation plan are offset by the same adjustments to compensation costs which are recorded as operating and general and administrative expenses in the consolidated statements of operations, and thus do not have an impact on CBIZ’s net income. Other income (expense), net for the nine months ended September 30, 2008 primarily relates to a $3.8 million decline in fair value of investments related to the deferred compensation plan and an impairment charge of approximately $1.4 million related to the Company’s investment in an ARS, partially offset by interest income totaling $0.7 million. Other income (expense), net for the nine months ended September 30, 2007 primarily related to $1.9 million increase in the fair value of investments related to the deferred compensation plan and interest income totaling $1.2 million.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $18.4 million and $17.6 million for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate for the nine months ended September 30, 2008 was 38.4%, compared to an effective tax rate of 41.2% for the comparable period in 2007. The decrease in the effective tax rate for the nine months ended September 30, 2008 from the comparable period in 2007 was primarily the result of a reversal of estimated tax reserves related to the settlement of the IRS audit.

Operating Practice Groups
Financial Services

	NINE MONTHS ENDED SEPTEMBER 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$243,964	$226,037	$17,927	7.9%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$243,964	$226,037	$17,927	7.9%

Operating expenses	199,840	184,558	15,282	8.3%

Gross margin	$44,124	$41,479	$2,645	6.4%

Gross margin percent	18.1%	18.4%

Approximately 60% of the growth in same-unit revenue was attributable to an increase in the aggregate number of hours charged to clients for consulting, valuation and litigation support services, and 40% was attributable to price increases for traditional accounting and tax services.
The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs and travel related expenses, representing 89.2% and 89.4% of total operating expenses for the nine months ended September 30, 2008 and 2007, respectively. Personnel costs increased $12.4 million to 65.0% of revenue for the nine months ended September 30, 2008 from 64.7% for the comparable period in 2007. The increase in personnel costs was primarily related to annual merit increases to existing employees and salaries and benefits for new employees. Travel related expenses increased $0.6 million for the nine months ended September 30, 2008 from the comparable period in 2007 and was 2.8% of revenue for each period. Occupancy costs are relatively fixed in nature and were 5.2% and 5.5% of revenue for nine months ended September 30, 2008 and 2007, respectively.
The decline in gross margin is attributable to the aforementioned increase in personnel costs, and an increase in bad debt expense to 1.4% of revenue for the nine months ended September 30, 2008 from 1.0% of revenue for the comparable period in 2007. The increase in bad debt expense is related to cash flow pressures experienced by certain clients, many of which are related to the housing and construction industries.
Employee Services

	NINE MONTHS ENDED SEPTEMBER 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$133,655	$129,816	$3,839	3.0%
Acquired businesses	5,420	—	5,420
Divested operations	—	401	(401)

Total revenue	$139,075	$130,217	$8,858	6.8%

Operating expenses	114,272	105,174	9,098	8.7%

Gross margin	$24,803	$25,043	$(240)	(1.0)%

Gross margin percent	17.8%	19.2%

The increase in same-unit revenue was primarily attributable to growth in the Company’s retail and payroll service businesses. The retail growth was due primarily to a 4.0% increase in revenue from group health products, but was impacted by soft market conditions in pricing for property and casualty insurance and a decline in asset values which impacted revenues from the Company’s retirement investment advisory services. Same-unit payroll service revenue increased approximately 6% as a result of an increase in number of clients served and related volume increases. The growth in revenue from acquired businesses was provided by a property and casualty business in Frederick, Maryland, a payroll services business in Palm Desert, California, and a specialty recruiting business headquartered in Overland Park, Kansas, all of which were acquired during 2008. The decline in revenue from divested businesses relates to the sale of a retirement investment advisory business in Atlanta, Georgia in the third quarter of 2008.
The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.5% and 83.4% of total operating expenses for the nine months ended September 30, 2008 and 2007, respectively. Personnel costs increased $6.1 million to 62.5% of revenue for the nine months ended September 30, 2008 from 62.1% for the comparable period in 2007. Acquired businesses contributed $3.0 million of the increase in personnel costs. The increase in personnel costs as a percentage of revenue was primarily related to merit increases and investments in additional personnel to support growth of the business. Occupancy costs increased $0.5 million, largely due to the acquired businesses.
The decline in gross margin was primarily attributable to the aforementioned increase in personnel costs, as well as revenue growth in the payroll and human capital advisory businesses, including those acquired in 2008, which typically provide lower margins than the retail businesses.
Medical Management Professionals

	NINE MONTHS ENDED SEPTEMBER 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$100,342	$94,144	$6,198	6.6%
Acquired businesses	23,668	—	23,668
Divested operations	—	—	—

Total revenue	$124,010	$94,144	$29,866	31.7%

Operating expenses	108,174	82,252	25,922	31.5%

Gross margin	$15,836	$11,892	$3,944	33.2%

Gross margin percent	12.8%	12.6%

Same-unit revenue consists of revenue from existing clients and net new business sold. Revenue from existing clients increased by approximately 2.1% for the nine months ended September 30, 2008 versus the comparable period in 2007. Growth from existing clients was provided by an increase in volume of approximately 4.5%, offset by certain reductions in Medicare reimbursement rates, declines in pricing and the mix of medical specialties which collectively totaled 2.4%. Revenue from new business sold (net of clients lost) contributed approximately 4.8% of the increase in same-unit revenue. Growth in revenue from acquired businesses was provided by a business located in Montgomery, Alabama which provides billing services, practice management and consulting services to anesthesia and pain management providers primarily in the southern United States, and a business headquartered in Ponte Vedra Beach, Florida which provides coding, billing and accounts receivable management services for emergency medicine physician practices along the east coast of the United States. These businesses were acquired in the second and fourth quarters of 2007, respectively.
The largest components of operating expenses for MMP are personnel costs, occupancy costs and office expenses (primarily postage related to statement mailing services provided to clients), representing 82.0% and 85.0% of total operating expenses for the nine months ended September 30, 2008 and 2007, respectively. Personnel costs increased $14.6 million, but declined as a percentage of revenue to 56.8% for the nine months ended September 30, 2008 from 59.4% for the comparable period in 2007. Acquired businesses contributed $10.9 million of the increase in personnel costs with the remainder being attributable to annual merit increases to existing employees and the addition of certain internal support personnel to position the unit for continued growth. The improvement in personnel costs as a percentage of revenue relates to the business that was acquired in the fourth quarter of 2007 as this business utilizes off-shore resources in a greater capacity than the traditional MMP operation.
Occupancy costs increased by $2.0 million for the nine months ended September 30, 2008 versus the comparable period of 2007 and did not change as a percentage of revenue. The increase in occupancy costs was attributable to the acquired businesses and additional office locations that were opened subsequent to September 30, 2007 in order to support new business. Office expenses increased $2.3 million for the nine months ended September 30, 2008 versus the comparable period of 2007, but decreased as a percentage of revenue to 8.2% at September 30, 2008 from 8.4% at September 30, 2007. The increase in office expenses primarily relates to the acquired businesses, and the decrease in office expenses as a percentage of revenue relates to a change in the frequency of statement mailing.
The overall improvement in gross margin for the nine months ended September 30, 2008 versus the comparable period in 2007 was attributable to acquired businesses offset by decreases attributable to pricing, costs associated with the transition to off-shoring in MMP’s traditional operations and the addition of certain internal support personnel to position the unit for continued growth. The acquired businesses service anesthesia and emergency medicine practices which typically provide higher margins than MMP’s same-unit revenue which is primarily attributable to services rendered to radiology practices. Additionally, the business that was acquired during the fourth quarter of 2007 has a greater ability to utilize off-shore resources than the traditional MMP operation. The size of this acquired company combined with its higher margin business model resulted in a favorable impact on total MMP gross margin.
National Practices

	NINE MONTHS ENDED SEPTEMBER 30,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$34,232	$35,884	$(1,652)	(4.6)%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	$34,232	$35,884	$(1,652)	(4.6)%

Operating expenses	32,381	32,556	(175)	(0.5)%

Gross margin	$1,851	$3,328	$(1,477)	(44.4)%

Gross margin percent	5.4%	9.3%

The decrease in revenue was attributable to the technology businesses and consisted of declines in product, service agreement and consulting revenue of $1.2 million, $0.8 million and $0.2 million, respectively. These declines were partially offset by an increase in revenue in the healthcare consulting and mergers and acquisitions businesses of $0.4 million and $0.2 million, respectively. The decline in product and consulting revenue primarily relates to delays in larger capital projects as clients are deferring investment decisions in response to the current economic environment. The decline in service agreement revenue relates to certain clients not renewing their annual service agreements.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 92.8% and 93.4% of total operating expenses for the nine months ended September 30, 2008 and 2007, respectively. Personnel costs increased $1.1 million to 68.4% of revenue for the nine months ended September 30, 2008 from 62.1% of revenue for the comparable period in 2007. Approximately half of the increase in personnel costs have a corresponding increase in revenue and relate to CBIZ’s largest client. The remainder of the increase in personnel costs relates to annual merit increases to existing employees and an overall increase in headcount.
Direct costs primarily relate to the technology businesses and consist of product costs, sales commissions and third party labor. Direct costs decreased $1.5 million for the nine months ended September 30, 2008 versus the comparable period in 2007 as a result of the decrease in revenue in the technology businesses. Direct costs decreased as a percentage of revenue to 16.5% for the nine months ended September 30, 2008 from 19.8% of revenue for the comparable period in 2007, as a result of a change in revenue mix between the technology businesses and other national practice businesses. Occupancy costs are relatively fixed in nature and were $1.0 million for the nine months ended September 30, 2008 and 2007.
The decline in gross margin was due to the overall decline in revenue. As personnel and facilities costs are relatively fixed in the short-term, margins generally improve with revenue growth and deteriorate when revenue declines.
Financial Condition
Cash and cash equivalents decreased by $4.6 million to $7.5 million at September 30, 2008 from December 31, 2007. Restricted cash was $14.2 million at September 30, 2008, a decrease of $1.2 million from December 31, 2007. Restricted cash represents those funds held in connection with CBIZ’s NASD regulated operations and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $133.4 million at September 30, 2008, an increase of $18.0 million from December 31, 2007. Days sales outstanding (“DSO”) represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. DSO from continuing operations was 71 days, 64 days and 71 days at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.
Other current assets were $9.5 million and $10.1 million at September 30, 2008 and December 31, 2007, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients (current and non-current) fluctuate during the year based on the timing of cash receipts and related payments, and are further described in Note 1 to the accompanying consolidated financial statements.
Notes receivable, net (current and non-current) decreased by $0.7 million at September 30, 2008 versus December 31, 2007. Notes receivable decreased as the result of payments received during the first nine months of 2008, primarily from notes that were issued in relation to businesses that were sold in previous years.
Goodwill and other intangible assets, net of accumulated amortization, increased by $10.8 million at September 30, 2008 from December 31, 2007. Acquisitions, including contingent consideration earned, resulted in a $17.4 million increase in goodwill and intangible assets during the nine months ended September 30, 2008. Intangible assets decreased by $5.9 million due to amortization expense and by $0.7 million as a result of divestitures.
Assets of the deferred compensation plan represent participant deferral accounts, and totaled $23.2 million and $22.2 million at September 30, 2008 and December 31, 2007, respectively. The assets are held in a rabbi trust and are directly offset by deferred compensation plan obligations representing amounts due to the participants. Although the assets of the plan are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan, in the event that CBIZ became insolvent, the assets would be available to all unsecured general creditors. The plan is described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2007.
Other assets (non-current) decrease $0.5 million at September 30, 2008 from December 31, 2007 primarily due to amortization of debt issuance costs related to the credit facility and the convertible notes.
The accounts payable balance of $28.2 million at September 30, 2008 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $35.9 million at September 30, 2008 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation; balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs.
Notes payable relate primarily to contingent proceeds earned by acquired businesses. Notes payable — current decreased by $8.7 million to $1.9 million at September 30, 2008 from $10.6 million at December 31, 2007 due to the payment of contingent proceeds related to acquired businesses of approximately $15.2 million offset by an increase in contingent proceeds earned by acquired businesses of approximately $6.5 million.
Other liabilities (current and non-current) increased by $4.6 million at September 30, 2008 from December 31, 2007. This increase is attributable to a $5.6 million liability related to CBIZ’s self-funded health benefit plan, offset by a $2.0 million decrease in the consolidation and integration reserve. CBIZ converted its comprehensive health benefit plan from a fully-insured plan to a self-funded program in January 2008. See further discussion of this plan in Note 6 of the accompanying consolidated financial statements. The decrease in the consolidation and integration reserve resulted from payments made during the nine months ended September 30, 2008.
Income taxes payable (current and non-current) increased by $0.1 million to $8.4 million at September 30, 2008 from $8.3 million at December 31, 2007. This increase was primarily due to the provision for current income taxes less estimated tax payments, tax benefits related to the exercise of stock options, and the reversal of certain estimated tax reserves related to settlement of IRS audits.
Bank debt for amounts due on CBIZ’s credit facility increased by $30.0 million at September 30, 2008 from December 31, 2007. Cash provided from operations supplemented with additional borrowings under the credit facility was used to fund various strategic initiatives, including acquisitions and share repurchases. During the nine months ended September 30, 2008, cash payments for acquisitions and share repurchases totaled $25.8 million and $37.8 million, respectively.
Stockholders’ equity increased by $0.4 million to $226.8 million at September 30, 2008 from $226.4 million at December 31, 2007. The increase in stockholders’ equity was primarily attributable to net income of $29.0 million, stock awards and related tax benefits which contributed $5.7 million and $2.8 million related to the recognition of stock compensation expense. These increases were offset by share repurchases totaling $37.8 million (4.3 million shares).
Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with an unsecured credit facility.
The unsecured credit facility expires November 16, 2012 and was amended effective April 3, 2008 to increase the commitment from $100.0 million to $150.0 million. At September 30, 2008, CBIZ had outstanding borrowings of $60.0 million under its credit facility, and had letters of credit and performance guarantees totaling $5.2 million. Available funds under the facility based on the terms of the commitment were approximately $81.1 million at September 30, 2008. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic investments.

The facility allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants at September 30, 2008.
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
Sources and Uses of Cash
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2008 and 2007 (in thousands):

	2008	2007
Total cash provided by (used in):
Operating activities	$23,774	$19,048
Investing activities	(25,789)	2,783
Financing activities	(2,628)	(13,268)

Increase (decrease) in cash and cash equivalents	$(4,643)	$8,563

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash is followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters. Net cash provided by operating activities increased $4.8 million to $23.8 million for the nine months ended September 30, 2008 from $19.0 million for the comparable period in 2007. Approximately $4.6 million of the increase in cash provided by operating activities relates to a change in the timing of health benefit payments as CBIZ converted its comprehensive health benefit plan from a fully-insured plan to a self-funded program effective January 1, 2008.
Cash flows from investing activities include payments toward capital expenditures and business acquisitions, proceeds from divested and discontinued operations and the collection of notes receivable. CBIZ used $25.8 million in net cash for investing activities during the nine months ended September 30, 2008, compared to cash provided by investing activities of $2.8 million during the comparable period in 2007. Investing uses of cash during the nine months ended September 30, 2008 primarily consisted of $25.8 million of net cash used towards the acquisition of businesses and other intangible assets and $5.1 million for capital expenditures (net), offset by $4.9 million in proceeds received from the sale of divested and discontinued operations and $0.2 million in net payments received on notes receivable. Investing uses of cash during the first nine months of 2007 primarily consisted of $20.5 million of net cash used towards the acquisition of businesses and other intangible assets and $4.2 million for capital expenditures (net), offset by $28.0 million in proceeds received from the sale of divested and discontinued operations and $0.2 million in payments received on notes receivable. Capital expenditures primarily consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.
Cash flows from financing activities include net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, and proceeds from the exercise of stock options. Net cash used in financing activities during the nine months ended September 30, 2008 was $2.6 million compared to $13.3 million for the comparable period in 2007. Financing uses of cash during the nine months ended September 30, 2008 included $37.8 million in cash used to repurchase shares of CBIZ common stock offset by $30.0 million in net proceeds from the credit facility and $5.7 million in proceeds from the exercise of stock options (including tax benefits). Net cash used in financing activities during the nine months ended

September 30, 2007 included $30.8 million in cash used to repurchase shares of CBIZ common stock, offset by $12.0 million in net proceeds from the credit facility and $5.9 million in proceeds from the exercise of stock options (including tax benefits).
Obligations and Commitments
CBIZ’s aggregate amount of future obligations at September 30, 2008 for the next five years and thereafter is set forth below (in thousands):

	Total	2008 (1)	2009	2010	2011	2012	Thereafter
Convertible notes	$100,000	$—	$—	$—	$—	$—	$100,000

Interest on convertible notes	56,251	1,563	3,125	3,125	3,125	3,125	42,188

Credit facility	60,000	—	—	—	—	60,000	—

Income taxes payable (2)	1,237	1,237	—	—	—	—	—

Notes payable	1,856	145	1,711	—	—	—	—

Capitalized leases	94	20	74	—	—	—	—
Restructuring lease obligations(3)	12,516	991	2,420	1,925	1,872	1,799	3,509
Non-cancelable operating lease obligations (3)	182,070	8,728	32,933	28,959	24,950	21,668	64,832
Letters of credit in lieu of cash security deposits	3,699	—	2,386	535	200	—	578
Performance guarantees for non-consolidated affiliates	1,497	342	1,155	—	—	—	—
License bonds and other letters of credit	1,714	249	1,450	—	15	—	—

Total	$420,934	$13,275	$45,254	$34,544	$30,162	$86,592	$211,107

(1)	Represents contractual obligations from October 1, 2008 to December 31, 2008.

(2)	Excludes unrecognized tax benefits of approximately $7.1 million as the Company is unable to determine a reasonably reliable estimate of the timing of the future payments.

(3)	Excludes cash expected to be received under subleases.
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
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.5 million and $1.4 million at September 30, 2008 and December 31, 2007, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as “other current liabilities” in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $3.7 million at September 30, 2008 and December 31, 2007. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2008 and December 31, 2007 totaled $1.7 million and $1.4 million, respectively.

CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2008, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.
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
Effective January 1, 2008, CBIZ adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments and has not determined whether or not it will elect this option for financial instruments it may acquire in the future.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. This statement is effective for CBIZ beginning January 1, 2009. CBIZ is currently evaluating the potential impact of the adoption of SFAS No. 160 on its consolidated financial statements.
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
On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partly in cash, to separately account for the liability and equity components of the instruments in a manner that reflects the nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.

FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and will impact the accounting associated with CBIZ’s $100.0 million convertible senior subordinated notes (described in Note 5). The provisions of APB 14-1 must be applied retrospectively to all periods presented and will result in additional non-cash interest expense from what has been reported in historical financial statements. Management estimates that when retrospectively applied to the year ended December 31, 2008, the adoption of FSP APB 14-1 will impact diluted earnings per share by less than $0.05. This impact is based upon preliminary analysis that requires the use of estimates and assumptions. As the analysis has not been finalized, the estimate and assumptions are subject to change.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in LIBOR, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. The balance outstanding under the credit facility at September 30, 2008 was $60.0 million. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2008, interest expense would increase or decrease approximately $0.5 million annually.
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
As a result of liquidity issues experienced in the credit and capital markets during 2008, CBIZ’s ARS have experienced failed auctions during the first nine months of 2008 and one of the investments was downgraded below the minimum rating required by the Company’s investment policy. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of our investments in ARS no longer approximates their face value.
At September 30, 2008, CBIZ had four outstanding investments in ARS with par values totaling $19.4 million. One ARS was redeemed in October at its par value of $6.0 million. This ARS is recorded at par value in “Funds held for clients – current” in the accompanying consolidated balance sheets.
The fair values of the remaining ARS do not approximate their par values. The declines in fair values of two of the ARS are currently considered to be temporary. These declines in fair value totaled $0.2 million at September 30, 2008 and are recorded as unrealized losses in accumulated other comprehensive loss. ARS with temporary declines in fair value are classified as “Funds held for clients – non-current”, as CBIZ intends and has the ability to hold these investments until anticipated recovery of par value occurs.
The decline in fair value for one ARS was determined to be other-than-temporary. Accordingly, CBIZ recorded an impairment charge totaling approximately $1.4 million for the three and nine months ended September 30, 2008, which is included in “Other income (expense), net” in the accompanying consolidated statements of operations. The fair value of this ARS is recorded in “Funds held for clients – non-current” in the accompanying consolidated balance sheets.
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
There were no changes in our Internal Controls that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
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
Stock repurchase activity during the three months ended September 30, 2008 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
	Total	Average	Part of	May Yet Be
	Number of	Price Paid	Publicly	Purchased
	Shares	Per	Announced	Under the
Period	Purchased	Share (1)	Plans	Plans
July 1 – July 31, 2008 (2)	552	$7.93	552	3,042
August 1 – August 31, 2008 (2)	9	$8.03	9	3,033
September 1 – September 30, 2008 (2)	—	$—	—	3,033

Total third quarter purchases (3)	561	$7.93	561

(1)	Average price paid per share includes fees and commissions.

(2)	Open market purchases.

(3)	The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, a broker is granted discretion to repurchase shares on the Company’s behalf, and the broker is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
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

CBIZ, Inc. (Registrant)
Date: November 10, 2008	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer