Form 10-K
period 2008-12-31
CBIZ, Inc.
filed 2009-03-16
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 or

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $494.7 million as of June 30, 2008.

The number of outstanding shares of the registrant’s common stock is 61,865,083 as of February 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III	Portions of the Registrant’s Definitive Proxy Statement relative to the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchanges Commission no later than 120 days after the end of the Registrant’s fiscal year.

CBIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Available Information

CBIZ’s principal executive office is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, and our telephone number is (216) 447-9000. Our website is located at http://www.cbiz.com. CBIZ makes available, free of charge on its website, through the investor information page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after CBIZ files (or furnishes) such reports with the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy materials we file (or furnish) with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, and may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information about us at http://www.sec.gov. Our corporate code of conduct and ethics and the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors are available on the investor information page of CBIZ’s website, referenced above, and in print to any shareholder who requests them.

PART I

Item 1.	Business.

Overview and History

CBIZ provides professional business services, products and solutions that help our clients grow and succeed by better managing their finances, employees and technology. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ delivers its integrated services through the following four practice groups:

• Financial Services	• Medical Management Professionals (“MMP”)
• Employee Services	• National Practices

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

CBIZ has been operating as a professional services business since 1996, and built its professional services business through acquiring accounting, benefits, technology, valuation, medical billing and other service firms throughout the United States. Effective August 4, 2006, CBIZ transferred the listing of its common stock to the New York Stock Exchange (“NYSE”) under the symbol “CBZ”. Prior to August 4, 2006, CBIZ’s common stock was traded on the NASDAQ National Market under the symbol “CBIZ”.

Business Strategy

CBIZ strives to maximize shareholder value and we believe this is accomplished through growth in revenue and earnings per share, as well as the strategic deployment of free cash-flow and capital resources.

Revenue

CBIZ believes revenue growth will be achieved through internal organic growth, cross-serving additional services to our existing clients, and targeted acquisitions. Each of these components is critical to our long-term growth strategy, and we expect each component to contribute to our long-term revenue growth.

•	CBIZ believes it can capitalize on organic growth opportunities including a decentralized and generally underserved market. CBIZ offers a higher level of national resources than traditional local professional service firms but delivers these services locally with a higher level of personal service than is expected from traditional national firms. CBIZ is also able to leverage technology to both create efficiencies and to link together aligned services such as benefits, payroll, HR, and cobra administration.

•	Cross-serving provides CBIZ with the opportunity to deliver multiple services to existing clients, and thus contributes to revenue growth through the expansion of business to such clients. Cross-serving opportunities are identified by our employees as they provide services to their existing clients. Being a trusted advisor to our clients provides CBIZ with the opportunity to identify our clients’ needs, while the diverse and integrated services offered by CBIZ allow us to provide solutions to satisfy these needs.

•	Our acquisition strategy is to selectively acquire businesses that expand our market position and strengthen our existing service offerings. Strategic businesses that CBIZ seeks to acquire generally have strong and energetic leadership, a positive local market reputation, the potential for cross-serving additional CBIZ services to their clients, an ability to integrate quickly with existing CBIZ operations, and are accretive to earnings.

Earnings Per Share

CBIZ expects to grow earnings per share by achieving operating leverage. CBIZ believes we can achieve operating leverage by better managing productivity and efficiently delivering services to our clients while growing revenue. Operating leverage opportunities also include managing general and administrative infrastructure costs and other costs that may be fixed or increase at rates slower than revenue growth.

Cash Flows and Capital Resources

As CBIZ’s strategy is to utilize capital resources for strategic initiatives that will optimize shareholder return, our first use of capital is focused on strategic acquisitions. CBIZ also believes that repurchasing shares of its common stock is a use of cash that provides such value. Accordingly, CBIZ continually evaluates share repurchase opportunities and may repurchase shares of its common stock when, after assessing capital needed to fund acquisitions and seasonal working capital needs, resources are available and such repurchases are accretive to shareholders.

Services

CBIZ delivers its integrated services through four operating practice groups. A general description of services provided by practice group is provided in the table below.

Financial Services	Employee Services	MMP	National Practices

• Accounting • Tax • Financial Advisory • Litigation Support • Valuation • Internal Audit • Fraud Detection • Real Estate Advisory	• Group Health • Property & Casualty • COBRA / Flex • Retirement Planning • Wealth Management • Life Insurance • Human Capital Management • Payroll Services • Actuarial Services • Recruiting	• Coding and Billing • Accounts Receivable Management • Full Practice Management Services	• Managed Networking and Hardware Services • Technology Security Solutions • Technology Consulting • Project Management • Software Solutions • Health Care Consulting • Mergers & Acquisitions

Practice Groups

During the year ended December 31, 2008, CBIZ’s operating practice groups contributed to consolidated revenue as follows: Financial Services, 44.3%; Employee Services, 25.9%; MMP, 23.4%; and National Practices, 6.4%.

Revenue by practice group for the years ended December 31, 2008, 2007 and 2006, is provided in the table below (in thousands):

	Year Ended December 31,
	2008	2007	2006

Financial Services	$312,122	$289,324	$261,391
Employee Services	182,433	172,711	157,973
MMP	164,950	132,853	117,369
National Practices	44,758	45,427	46,922

Total CBIZ	$704,263	$640,315	$583,655

A discussion of CBIZ’s practice groups and certain external relationships and regulatory factors that currently impact those practice groups are provided in the paragraphs below. See Note 23 of the accompanying consolidated financial statements for further discussion of CBIZ’s practice groups.

Financial Services

The Financial Services practice is divided into three geographic regions, representing the East, Midwest, and West regions of the United States, and a national services division consisting of those units that provide their services nationwide. The East, Midwest and West regions are each led by a designated regional director, each of whom reports to the President, Financial Services. Those units within the national services division report either directly to a designated regional director or to the President, Financial Services, who reports to CBIZ’s President and Chief Operating Officer.

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

Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and totaled approximately $86.3 million, $77.5 million and $71.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, we do not hold any financial interest in an SEC-reporting attest client of an associated CPA firm, enter into any business relationship with an SEC-reporting attest client that the CPA firm performing an audit could not maintain, or sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not maintain, under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. Applicable professional standards generally permit CBIZ to provide additional services to privately-held companies in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. CBIZ and the CPA firms with which we are associated have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by CBIZ on its relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the imposition of Sarbanes-Oxley Act independence limitations did not, and is not, expected to materially affect CBIZ revenues.

The CPA firms with which CBIZ maintains ASAs may operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. Neither the existence of the ASAs nor the providing of services there under is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of their respective services. Attest services can not be performed by any individual or entity which is not licensed to do so. CBIZ can not perform audits, reviews, compilations, or other attest services, does not contract to perform them and does not provide audit, review, compilation, or other attest reports. Given this legal prohibition and course of conduct, CBIZ does not believe it is likely that we would bear the risk of litigation losses related to attest services provided by the CPA firms.

At December 31, 2008, CBIZ maintained ASAs with three CPA firms. Most of the members and/or shareholders of the CPA firms are also CBIZ employees, and CBIZ renders services to the CPA firms as an independent contractor. One of CBIZ’s ASAs is with Mayer Hoffman McCann, P.C. (“MHM P.C.”), an independent national CPA firm headquartered in Kansas City, Kansas. MHM P.C. has 265 shareholders, a vast majority of whom are also employees of CBIZ. MHM maintains an eight member Board of Directors. There are no board members of MHM P.C. who hold senior officer positions at CBIZ. CBIZ’s association with MHM P.C. offers clients access to the multi-state resources and expertise of a national CPA firm.

Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements qualify as variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, as amended. See further discussion in Note 1 of the accompanying consolidated financial statements included herewith.

Employee Services

CBIZ’s Employee Services group operates under one President who oversees the practice group, along with a senior management team which supports the practice group leader along functional, product, and unit management lines. The Employee Services President reports to CBIZ’s Chief Executive Officer. The business units that comprise

CBIZ’s Employee Services group are organized between Retail and National Services. The Retail offices generally provide services locally, within their geographic area. The National group is comprised of several specialty operations that provide unique services on a national scale.

CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of our performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received during the years ended December 31, 2008, 2007 and 2006 were less than 2% of consolidated CBIZ revenue for the respective periods.

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

Medical Management Professionals

Medical Management Professionals provides billing, coding and collection as well as full-practice management services for hospital-based physicians practicing radiology, emergency medicine, anesthesiology and pathology. MMP has a President who reports to CBIZ’s Chief Executive Officer. MMP’s President is supported by an executive management team which oversees MMP’s operating units along functional and product lines. MMP’s operating units are organized into four geographic regions representing the East, Great Lakes, South and West regions of the United States. Each region is managed by a two person management team focused on finance and operations.

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

National Practices

The National Practices group offers technology, health care consulting, and merger and acquisition services. The units within the National Practices group each have a business unit President. The majority of these business unit Presidents report to CBIZ’s President and Chief Operating Officer, with one unit reporting to CBIZ’s Chief Executive Officer.

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

Beginning in 2007, CBIZ marketing has focused on three key strategies: thought leadership; market segmentation; and sales/sales management process development.

•	Thought leadership: CBIZ marketing efforts have continued to capitalize on the extensive knowledge and expertise of CBIZ associates. This has been accomplished through increased media visibility, speaking engagements, and the creation of a wide variety of white papers, technical documents, newsletters, books, and other information offerings.

•	Market segmentation: A significant number of our marketing initiatives have been targeted specifically to those industries and areas where CBIZ has a particularly deep experience. These efforts involve a comprehensive, integrated plan for each vertical market segment, including trade show participation and speaking engagements, trade publication advertising, targeted direct marketing, and industry specific micro-sites, newsletters, etc.

•	Sales/sales management process development: Beginning in 2007, CBIZ brought together three key aspects of sales and sales management: training through the “CBIZ Sales Academy”, enhanced productivity and management visibility through the adoption of Salesforce.com, and the development and implementation of a consistent set of performance management scorecards and business development pipeline tools. Together, we believe these initiatives create the foundation for a more effective, efficient and successful sales management process.

In 2008, CBIZ launched an enterprise-wide integrated branding campaign to clearly position and differentiate CBIZ and our array of services to our core audience. Based on the theme “Our business is growing yours”, the campaign helps clients and prospects understand the unique ability of CBIZ to help them grow and succeed in a broad variety of ways. The campaign relies on an integrated set of tactics including print and radio advertising as well as online and direct marketing, and is supported via sales tools and collateral.

Customers

CBIZ provides professional business services to approximately 90,000 clients. By providing various professional services and administrative functions, CBIZ enables its clients to focus their resources on their own operational competencies. Reducing administrative functions allows clients to enhance productivity, reduce costs and improve service quality and efficiency by focusing on their core business. Depending on a client’s size and capabilities, it may choose to utilize one, some or many of the diverse and integrated services offered by CBIZ.

CBIZ’s clients come from a large variety of industries and markets. No single client individually comprises more than 10% of CBIZ’s consolidated revenue and our largest client, Edward Jones, contributed less than 3% of CBIZ’s consolidated revenue in 2008. Management believes that such diversity helps insulate CBIZ from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for services provided by CBIZ.

Competition

The professional business services industry is highly fragmented and competitive, with a majority of industry participants, such as accounting, employee benefits, payroll providers, medical management or professional service organizations, offering only a limited number of services. Competition is based primarily on customer relationships, range and quality of services or product offerings, customer service, timeliness, geographic proximity, and competitive rates. CBIZ competes with a number of multi-location regional or national professional services firms and a large number of relatively small independent firms in local markets. CBIZ’s competitors in the professional business services industry include, but are not limited to, independent consulting services companies, independent accounting and tax firms, payroll service providers, medical billing and coding companies, independent insurance brokers and divisions of diversified services companies.

Acquisitions and Divestitures

CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that expand our market position and strengthen our existing service offerings. During the year ended December 31, 2008, CBIZ acquired five businesses. Two of these businesses are accounting firms that were acquired on December 31, 2008 and will be reported in the Financial Services practice group. Mahoney Cohen & Company, has offices in New York City, New York, and Boca Raton and Miami, Florida. Tofias PC, has offices in Cambridge and New Bedford, Massachusetts and Providence and Newport, Rhode Island. Both Mahoney Cohen & Company and Tofias PC were ranked in the top 100 accounting firms in the United States and offer accounting, tax and financial advisory services to privately-held and public companies as well as high net worth individuals. Since each of these businesses was acquired on December 31, 2008, they did not impact CBIZ’s consolidated statement of operations for the year ended December 31, 2008. However, the assets and liabilities of these businesses are included in the Company’s consolidated balance sheets at December 31, 2008.

The other three businesses, a payroll company, an insurance agency and a national executive search firm are reported in the Employee Services practice group. The payroll business is located in Palm Desert, California and provides payroll processing services to a large number of clients in California and Arizona. The insurance business is located in Frederick, Maryland and is a broker of innkeepers’ insurance programs. The national executive search firm is headquartered in Overland Park, Kansas and provides services to a diverse client base with a focus on higher education institutions.

During the year ended December 31, 2008, CBIZ divested two businesses that did not contribute to our long-term objectives for growth, both of which were classified as discontinued operations. These businesses were formerly reported in the Financial Services and National Practices groups. CBIZ also sold the assets of an Employee Services business that did not qualify for classification as a discontinued operation.

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

CBIZ is subject to certain privacy and information security laws and regulations, including, but not limited to those under the Health Insurance Portability and Accountability Act of 1996, The Financial Modernization Act of 1999 (the Gramm-Leach-Bliley Act), and other provisions of federal and state law which may restrict CBIZ’s operations and give rise to expenses related to compliance.

As a public company, CBIZ is subject to the provisions of the Sarbanes-Oxley Act of 2002 to reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors.

Liability Insurance

CBIZ carries insurance policies including those for commercial general liability, automobile liability, property, crime, professional liability, directors’ and officers’ liability, fiduciary liability, employment practices liability and workers’ compensation subject to prescribed state mandates. Excess liability coverage is carried over the underlying limits provided by the commercial general liability, directors’ and officers’ liability, professional liability and automobile liability policies.

Employees

At December 31, 2008, CBIZ employed approximately 6,000 employees, including the employees from the businesses acquired on December 31, 2008. CBIZ believes that it has a good relationship with its employees. A large number of our employees hold professional licenses or degrees. As a professional services company that differentiates itself from competitors through the quality and diversity of our service offerings, CBIZ believes that our employees are our most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of our employees.

Seasonality

A disproportionately large amount of CBIZ’s revenue occurs in the first half of the year. This is due primarily to accounting and tax services provided by our Financial Services practice group, which is subject to seasonality related to heavy volume in the first four months of the year. CBIZ’s Financial Services group generated more than 40% of its revenue in the first four months of 2008. Like most professional service companies, most of CBIZ’s operating costs are relatively fixed in the short term, which generally results in higher operating margins in the first half of the year.

Uncertainty of Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”). All statements other than statements of historical fact included in this Annual Report including, without limitation, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Form 10-K, in the 2008 Annual Report and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in “Item 1A. Risk Factors” will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect operating or financial performance. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 1A.	Risk Factors.

The following factors may affect our actual operating and financial results and could cause results to differ materially from those in any forward-looking statements. There may be other risk factors that are currently unknown to CBIZ, and new risk factors may emerge in the future. You should carefully consider the following information.

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

Professional services firms often experience higher average accounts receivable days outstanding compared to many other industries, which may be magnified if the general economy worsens. If our collections become slower, our liquidity may be adversely impacted. We monitor the aging of receivables regularly and make assessments of the ability of customers to pay amounts due. We provide for potential bad debts each month and recognize additional reserves against bad debts as we deem it appropriate. Notwithstanding these measures, our customers may face unexpected circumstances that adversely impact their ability to pay their trade receivables or note obligations to us and we may face unexpected losses as a result.

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

Restrictions imposed by independence requirements and conflict of interest rules may limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients.

Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and ASAs) with independent licensed CPA firms under which audit and attest services may be provided to CBIZ’s clients by such CPA firms. These firms are owned by licensed CPAs, a vast majority of whom are employed by CBIZ subsidiaries.

Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis.

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, we do not hold any financial interest in, nor do we enter into any business relationship with, an SEC-reporting attest client that the CPA firm performing an audit could not maintain; further, we do not sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not maintain, under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. Applicable professional standards generally permit CBIZ to provide additional services to privately-held companies, in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. CBIZ and the CPA firms with which we are associated have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by CBIZ on its relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the imposition of Sarbanes-Oxley Act independence limitations did not and is not expected to materially affect CBIZ revenues.

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

Changes in the United States healthcare environment may adversely affect the revenue and margins in our medical management business.

Our medical management business is typically paid a portion of the revenue collected on behalf of our clients who are hospital based physician practices primarily in the fields of radiology, emergency medicine, anesthesiology and pathology. Changes in the healthcare environment that affect the volume of procedures performed by our clients, or that affect the reimbursement rates for procedures performed by our clients, will impact our revenue and could adversely impact margins in this business. Revenue and margins in this business could also be adversely impacted if our clients lose their hospital contracts as a result of hospital consolidations or other reasons.

Medicare and Medicaid reimbursements are subject to regulation and periodic legislated changes in eligibility and reimbursement rates. In addition, certain managed care payors may change reimbursement rates, or may impose precertification and other management programs which could limit the use of, and reimbursement for, imaging and diagnostic services. Certain managed care payors may institute “pay for performance” and “quality initiative” programs that could limit or control physician, office and facility, and practice services and procedures, as well as reimbursement costs, and replace volume-based payment methods. Any legislated changes in the U.S. national health care system or changes by managed care payors, could impact revenue and margins in this business and depending upon the nature of the changes, could have an adverse impact on this business.

Higher rates of unemployment in the U.S. could result in a general reduction in the number of individuals with employer sponsored health care coverage. A reduction in the number of individuals with employer provided health care coverage could result in a reduction in the volume of elective medical procedures performed by the hospital based physician practices served by our medical management business, which could have an adverse impact on revenues and margins in this business.

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

All of our business services entail an inherent risk of malpractice and other similar claims resulting from errors and omissions. Therefore, we maintain errors and omissions insurance coverage. Although we believe that our insurance coverage is adequate, we cannot be certain that actual future claims or related legal expenses would not exceed the coverage amounts. In addition, we cannot be certain that the different insurance carriers which provide errors and omissions coverage for different lines of our business will not dispute their obligation to cover a particular claim. If we have a large claim, or a large number of claims, on our insurance, the rates for such insurance may increase, and amounts expended in defense or settlement of these claims prior to exhaustion of deductible or self-retention levels may become significant, but contractual arrangements with clients may constrain our ability to incorporate such increases into service fees. Insurance rate increases, disputes by carriers over coverage questions, payments by us within deductible or self-retention limits, as well as any underlying claims or settlement of such claims, could have a material adverse effect on our business, financial condition and results of operations.

We invested in auction rate securities which are subject to risks that may cause losses and affect our liquidity.

A portion of our funds held for clients were invested in auction rate securities (“ARS”). ARS are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial investment. As a result of liquidity issues experienced in the credit and capital markets, our ARS experienced failed auctions during 2008, and CBIZ recorded impairment charges to reduce the carrying value of our investments in ARS to estimated fair value. If the credit markets continue to struggle, our ability to convert ARS to cash will continue to be hindered and future impairment charges may be required, which would adversely affect our results of operations and financial condition.

Our principal stockholders may have substantial control over our operations.

At December 31, 2008, the stockholders identified below owned the following aggregate amounts and percentages of our common stock, including shares that may be acquired by exercising stock awards:

	Number of	% of CBIZ’s
	Shares	Outstanding
	(In millions)	Common Stock

Michael G. DeGroote	15.4	24.7%
Cardinal Capital Management LLC	2.9	4.6%
Barclays Global Investors, NA & Barclays Global Fund Advisors	2.6	4.2%
P2 Capital Partners LLC	2.3	3.7%
Fidelity Management and Research	2.1	3.4%
Dimensional Fund Advisors, Inc	1.9	3.0%
CBIZ Executive Officers and Directors	3.2	5.1%

The foregoing as a group	30.4	48.7%

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

Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares, and have approximately 62 million shares outstanding at February 27, 2009. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for periods up to two years, and as of February 28, 2009, approximately 1.4 million shares of common stock were under lock-up contractual restrictions. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.

In 2006, CBIZ filed a registration statement with the SEC to register the shares of Common Stock issuable by the Company upon conversion (the “Conversion Shares”) of the Company’s issued and outstanding $100.0 million of 3.125% Convertible Senior Subordinated Notes due 2026 (the “Notes”). The registration statement has been declared effective. Although the Company cannot at this time determine the number of Conversion Shares it will issue upon conversion of the Notes, if any, the number of Conversion Shares will be calculated as set out in the Registration Statement on Form S-3 filed by the Company with the SEC on July 21, 2006.

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

CBIZ acquired five businesses and three client lists during 2008. It is our intention to selectively acquire businesses or client lists that are complementary in building out our service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms. We cannot assure you that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. There are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

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

CBIZ’s corporate headquarters is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. CBIZ and its subsidiaries lease more than 140 offices in 37 states, and one in Toronto, Canada. Some of CBIZ’s properties are subject to liens securing payment of indebtedness of CBIZ and its subsidiaries. CBIZ believes that its current facilities are sufficient for its current needs.

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

Price Range of Common Stock

CBIZ’s common stock is traded on the NYSE under the trading symbol “CBZ”. The table below sets forth the range of high and low sales prices for CBIZ’s common stock as reported on the NYSE for the periods indicated.

	2008		2007
	High	Low	High	Low

First quarter	$9.85	$7.66	$7.34	$6.31
Second quarter	$9.24	$7.76	$7.76	$6.85
Third quarter	$9.02	$7.68	$8.10	$6.70
Fourth quarter	$8.75	$5.69	$9.83	$7.94

On December 31, 2008, the last reported sale price of CBIZ’s Common Stock as reported on the NYSE was $8.65 per share. As of February 27, 2009, CBIZ had approximately 5,700 holders of record of its common stock, and the last sale of CBIZ’s common stock as of that date was $6.86.

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

Dividend Policy

CBIZ’s credit facility does not permit CBIZ to declare or make any dividend payments, other than dividend payments made by one of CBIZ’s wholly owned subsidiaries to the parent company. Historically, CBIZ has not paid cash dividends on its common stock, and does not anticipate paying cash dividends in the foreseeable future. CBIZ’s Board of Directors has discretion over the payment and level of dividends on common stock. The Board of Directors’ decision is based, among other things, on the Company’s results of operations and financial condition. CBIZ currently intends to retain future earnings to finance the ongoing operations and growth of the business. Any future determination as to dividend policy will be made at the discretion of the Board of Directors and will be subject to the terms of CBIZ’s credit facility.

Issuer Purchases of Equity Securities

(a)	Recent sales of unregistered securities

On December 31, 2008, in connection with the acquisitions of Mahoney Cohen & Company CPA, PC and Tofias, PC, CBIZ paid cash and issued approximately 1.1 million shares of common stock in exchange for substantially all of the non-attest assets and certain membership interests of the companies.

The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act. The persons to whom the shares were issued had access to full information about CBIZ and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

(c)	Issuer purchases of equity securities

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according the SEC rules. On

February 19, 2009, February 7, 2008 and February 8, 2007, CBIZ’s Board of Directors authorized Share Repurchase Plans, each of which authorized the purchase of up to 5.0 million shares of CBIZ common stock. Each Share Repurchase Plan is effective beginning April 1 of the respective plan year, and each expires one year from the respective effective date. The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

During the year ended December 31, 2008, CBIZ repurchased approximately 4.8 million shares of common stock under the repurchase plans, at an average price of $8.62 per share. Shares repurchased during the fourth quarter of 2008 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
				Maximum
			Total Number	Number of
	Total		of Shares	Shares That
	Number of	Average	Purchased as	May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased
Fourth Quarter Purchases(1)	Purchased	Per Share(2)	Announced Plan	Under the Plan(3)

October 1 – October 31, 2008	—	—	—	2,994
November 1 – November 30, 2008	—	—	—	2,994
December 1 – December 31, 2008	427	$8.42	427	2,567

Total fourth quarter purchases	427	$8.42	427

(1)	CBIZ utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.

(2)	Average price paid per share includes fees and commissions.

(3)	Calculated under the share repurchase plan expiring March 31, 2009.

Performance Graph

The following graph compares the cumulative 5-year total return to holders of CBIZ, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index and two customized peer groups of companies that are referred to as “Old Peer Group” and “New Peer Group”. The Old Peer Group consists of six companies which are: American Express Company, Arthur J Gallagher & Company, Brown & Brown Inc, H & R Block Inc, The Hackett Group Inc and Paychex Inc. The New Peer Group consists of seven companies which are: Brown & Brown Inc, Gevity HR Inc, H & R Block Inc, Jackson Hewitt Tax Service Inc, National Financial Partners Corp., Paychex Inc and Watson Wyatt Worldwide Inc. The New Peer Group was selected to provide a better representation of CBIZ’s comparative businesses. The graph assumes that the value of the investment in our common stock, in each index, and in each of the peer groups (including reinvestment of dividends) was $100 on 12/31/2003 and tracks it through 12/31/2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CBIZ, Inc., The S&P 500 Index, The Russell 2000 Index
and a New and Old Peer Group

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/2003	12/2004	12/2005	12/2006	12/2007	12/2008
CBIZ, Inc.	100.00	97.54	134.68	155.93	219.46	193.51
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Old Peer Group	100.00	110.69	118.42	134.01	117.09	61.71
New Peer Group	100.00	97.34	111.27	114.22	103.01	87.26

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following table presents selected historical financial data for CBIZ and is derived from the historical consolidated financial statements and notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the notes thereto, which are included elsewhere in this Annual Report. The financial results for 2004 through 2007 have been reclassified as described in Note 1 of the accompanying consolidated financial statements.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$704,263	$640,315	$583,655	$533,208	$476,913
Operating expenses	607,573	560,168	513,265	469,121	423,720

Gross margin	96,690	80,147	70,390	64,087	53,193
Corporate general and administrative expenses	28,691	29,462	29,526	29,673	29,647
Operating income	67,999	50,685	40,864	34,414	23,546
Other income (expense):
Interest expense	(7,242)	(5,763)	(4,205)	(3,540)	(2,021)
Gain on sale of operations, net	745	144	21	314	996
Other income (expense), net(1)	(7,612)	10,589	4,921	4,000	3,088

Total other income (expense)	(14,109)	4,970	737	774	2,063
Income from continuing operations before income tax expense	53,890	55,655	41,601	35,188	25,609
Income tax expense	20,546	22,510	16,488	14,225	6,618

Income from continuing operations	33,344	33,145	25,113	20,963	18,991
Loss from operations of discontinued operations, net of tax	(474)	(2,187)	(1,623)	(5,840)	(3,072)
Gain (loss) on disposal of discontinued operations, net of tax	(268)	3,882	911	3,550	132

Net income	$32,602	$34,840	$24,401	$18,673	$16,051

Basic weighted average common shares	61,839	65,061	71,004	74,448	79,217
Diluted weighted average common shares	62,572	66,356	73,052	76,827	81,477
Basic earnings (loss) per share:
Continuing operations	$0.54	$0.51	$0.35	$0.28	$0.24
Discontinued operations	(0.01)	0.03	(0.01)	(0.03)	(0.04)
Net income	$0.53	$0.54	$0.34	$0.25	$0.20

Diluted earnings (loss) per share:
Continuing operations	$0.53	$0.50	$0.34	$0.27	$0.23
Discontinued operations	(0.01)	0.03	(0.01)	(0.03)	(0.03)
Net income	$0.52	$0.53	$0.33	$0.24	$0.20

Other Data:
Total assets	$702,623	$577,992	$518,282	$454,515	$413,773
Long-term debt(2)	$225,000	$130,774	$102,220	$33,425	$55,398
Total liabilities	$467,106	$351,546	$301,704	$199,854	$167,276
Total stockholders’ equity	$235,517	$226,446	$216,578	$254,661	$246,497
EBITDA(3)	$74,702	$67,550	$59,886	$51,312	$40,031

(1)	Other income (expense), net includes gains or losses attributable to assets held in the Company’s deferred compensation plan which totaled a loss of $7.6 million for 2008 and gains of $1.3 million, $1.6 million, $0.6 million and $0.3 million for 2007, 2006, 2005 and 2004, respectively. These gains or losses do not impact “income from continuing operations” as they are directly offset by compensation to the Plan participants. In addition, CBIZ sold its investment in Albridge Solutions, Inc., which resulted in a pre-tax gain of $0.8 million and $7.3 million for the years ended December 31, 2008, and 2007, respectively. Other income (expense), net for 2008 also includes an impairment charge of $2.3 million related to the Company’s investment in an auction rate security.

(2)	Represents convertible notes, bank debt and the long-term portion of notes payable, which are reported in “other non-current liabilities” in CBIZ’s consolidated balance sheets.

(3)	EBITDA represents income from continuing operations before income tax expense, interest expense, gain on sale of operations, net, and depreciation and amortization expense. EBITDA for 2008 and 2007 also excludes gains related to the sale of a long-term investment described in (1) above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at December 31, 2008 and 2007, and results of operations and cash flows for each of the years ended December 31, 2008, 2007 and 2006. This discussion should be read in conjunction with CBIZ’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Uncertainty of Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Overview

During the year ended December 31, 2008, CBIZ acquired five businesses. Two of these businesses are accounting firms that were acquired on December 31, 2008 and will be reported in the Financial Services practice group. Mahoney Cohen & Company, has offices in New York City, New York, and Boca Raton and Miami, Florida. Tofias PC, has offices in Cambridge and New Bedford, Massachusetts and Providence and Newport, Rhode Island. Both Mahoney Cohen & Company and Tofias PC were ranked in the top 100 accounting firms in the United States and offer accounting, tax and financial advisory services to privately-held and public companies as well as high net worth individuals. Since each of these businesses was acquired on December 31, 2008, they did not impact CBIZ’s consolidated statement of operations for the year ended December 31, 2008. However, the assets and liabilities of these businesses are included in the Company’s consolidated balance sheets at December 31, 2008.

The other three businesses, a payroll company, an insurance agency and a national executive search firm are reported in the Employee Services practice group. The payroll business is located in Palm Desert, California and provides payroll processing services to a large number of clients in California and Arizona. The insurance business is located in Frederick, Maryland and is a broker of innkeepers’ insurance programs. The national executive search firm is headquartered in Overland Park, Kansas and provides services to a diverse client base with a focus on higher education institutions.

During the year ended December 31, 2008, CBIZ divested two businesses that did not contribute to our long-term objectives for growth, both of which were classified as discontinued operations. These businesses were formerly reported in the Financial Services and National Practices groups. CBIZ also sold the assets of an Employee Services business that did not qualify for classification as a discontinued operation.

CBIZ purchased 4.8 million shares of its common stock at a total cost of $41.4 million during the year ended December 31, 2008. On February 19, 2009, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2010. The shares may be repurchased in the open market or through privately negotiated purchases according to SEC rules. During the period January 1 through February 28, 2009, CBIZ repurchased approximately 0.7 million shares of its common stock at a total cost of approximately $5.9 million.

During 2008, CBIZ entered into two agreements to amend its unsecured credit facility (“credit facility”) with Bank of America, N.A., and other participating banks. The amendments effectively increased its borrowing commitment to $214.0 million with an accordion feature of up to $250.0 million. The credit facility will expire in November 2012.

In July 2008, the Internal Revenue Service completed its examination of the Company’s federal income tax returns for the years 2003 through 2006. The Company paid $0.9 million during 2008 to settle the audits. Reserves for uncertain tax positions decreased $1.6 million during the year ended December 31, 2008 due to settlement of the IRS audits and the lapse of certain statutes of limitations.

CBIZ began to self-fund its employee health insurance programs effective January 1, 2008. Accordingly, the Company’s 2008 financial statements reflect accrued liabilities and costs associated with these programs, and those accruals are based upon management’s estimate of the ultimate costs to settle known claims as well as claims that may have arisen but have not yet been reported to the Company as of the balance sheet dates. CBIZ has obtained stop-loss coverage with third-party insurers to limit the total exposure for claims made under the self-funded plan, both on individually large claims and for the aggregate amount of claims. Prior to January 1, 2008, CBIZ’s employee health insurance plans were fully insured.

Results of Operations — Continuing Operations

CBIZ provides professional business services that help clients manage their finances, employees and technology. CBIZ delivers its integrated services through the following four practice groups: Financial Services, Employee Services, Medical Management Professionals, and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2007, revenue for the period January 1, 2008 through June 30, 2008 would be reported as revenue from acquired businesses; same-unit revenue would include revenue for the periods July 1 through December 31 of both years. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

The following table summarizes total revenue for the years ended December 31, 2008 and 2007 (in thousands, except percentages):

	Year Ended December 31,
			$	%
	2008	2007	Change	Change

Same-unit revenue
Financial Services	$312,122	$289,324	$22,798	7.9%
Employee Services	175,335	170,988	4,347	2.5%
MMP	138,845	132,853	5,992	4.5%
National Practices	44,758	45,427	(669)	(1.5)%

Total same-unit revenue	671,060	638,592	32,468	5.1%
Acquired businesses	33,123	—	33,123
Divested operations	80	1,723	(1,643)

Total revenue	$704,263	$640,315	$63,948	10.0%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — The majority of CBIZ’s operating costs are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth. The primary components of operating expenses for the years ended December 31, 2008 and 2007 are illustrated in the following table:

	2008		2007
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	72.1%	62.2%	73.0%	63.8%	(1.6)%
Occupancy costs	6.6%	5.7%	6.6%	5.8%	(0.1)%
Other(1)	21.3%	18.4%	20.4%	17.9%	0.5%

Total operating expenses		86.3%		87.5%	(1.2)%

Gross margin		13.7%		12.5%	1.2%

(1)	Other operating expenses include office expense, depreciation and amortization expense, travel related expenses, equipment costs, professional fees and other expenses, none of which are individually significant as a percentage of total operating expenses.

Personnel costs as a percentage of revenue declined 1.7% to 62.2% for the year ended December 31, 2008 compared to the same period in 2007. The decline in personnel costs was primarily the result of adjustments to the fair value of investments held in relation to the deferred compensation plan which totaled a loss of $6.4 million and a gain of $1.1 million for the years ended December 31, 2008 and 2007, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to other income (expense), and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses decreased by $0.8 million to $28.7 million for the year ended December 31, 2008, from $29.5 million for the comparable period of 2007. The primary components of corporate general and administrative expenses for the years ended December 31, 2008 and 2007 are illustrated in the following table:

	2008		2007
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	52.3%	2.1%	50.6%	2.3%	(0.2)%
Depreciation and amortization	3.7%	0.2%	7.6%	0.4%	(0.2)%
Professional services	14.2%	0.6%	13.5%	0.6%	—
Other(1)	29.8%	1.2%	28.3%	1.3%	(0.1)%

Total corporate general and administrative expenses		4.1%		4.6%	(0.5)%

(1)	Other corporate general and administrative expenses include occupancy costs, office expense, equipment and computer costs, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate general and administrative expenses.

The improvement in corporate general and administrative expenses as a percentage of revenue was primarily the result of adjustments to the fair value of investments held in relation to the deferred compensation plan which totaled a loss of $1.2 million and a gain of $0.2 million for the years ended December 31, 2008 and 2007, respectively.

Interest expense — Interest expense increased by $1.4 million to $7.2 million for the year ended December 31, 2008 from $5.8 million for the comparable period in 2007. The increase in interest expense relates to higher average debt outstanding under the credit facility in 2008 versus the comparable period in 2007, partially offset by a decrease in average interest rates. Average debt outstanding under the credit facility was $61.4 million and $18.4 million and weighted average interest rates were 4.8% and 7.0% for the years ended December 31, 2008 and 2007, respectively. Outstanding debt and interest expense related to the convertible notes was the same in both periods, as the notes carry a fixed interest rate of 3.125%. Debt is further discussed under “Liquidity and Capital Resources”.

Other income (expense), net — Other income, net is comprised of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, and gains and losses on sales of assets. Adjustments to the fair value of investments related to the deferred compensation plan do not impact CBIZ’s net income, as they are offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of operations). Other income (expense), net for the year ended December 31, 2008 primarily relates to a $7.6 million decline in fair value of investments related to the deferred compensation plan and an impairment charge of approximately $2.3 million related to the Company’s investment in an ARS, partially offset by a gain on the sale of a long-term investment of $0.8 million and interest income of $0.8 million. Other income (expense), net for the year ended December 31, 2007 primarily related to a gain on the sale of a long-term investment of $7.3 million, interest income of $1.6 million and a $1.3 million increase in the fair value of investments related to the deferred compensation plan.

Income Taxes — CBIZ recorded income tax expense from continuing operations of $20.5 million and $22.5 million for the years ended December 31, 2008 and 2007, respectively. The effective tax rate for the year ended

December 31, 2008 was 38.1%, compared to an effective tax rate of 40.4% for the comparable period in 2007. The decrease in the effective tax rate for the year ended December 31, 2008 from the comparable period in 2007 was primarily the result of a decrease in estimated tax reserves related to the settlement of the IRS audit and the lapse of certain statutes of limitations. These items are further discussed in Note 8 to the accompanying consolidated financial statements.

Operating Practice Groups

Financial Services

	Year Ended December 31,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$312,122	$289,324	$22,798	7.9%
Acquired businesses	—	—	—	—
Divested operations	—	—	—	—

Total revenue	312,122	289,324	22,798	7.9%
Operating expenses	265,440	249,001	16,439	6.6%

Gross margin	$46,682	$40,323	$6,359	15.8%
Gross margin percent	15.0%	13.9%

Approximately 60% of the growth in same-unit revenue was attributable to an increase in the aggregate number of hours charged to clients for consulting, valuation and litigation support services, and approximately 40% was attributable to increases in rates realized for services provided. Approximately $5.1 million of revenue was recognized from the completion of a large project during 2008.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel related expenses representing 88.2% and 89.0% of total operating expenses for the years ended December 31, 2008 and 2007, respectively. Personnel costs increased $11.8 million but decreased as a percent of revenue to 66.7% for the year ended December 31, 2008 from 67.9% for the comparable period in 2007. The dollar increase in personnel costs was primarily due to additional costs incurred for new employees and annual merit increases to existing employees. CBIZ continues to add personnel in the Financial Services practice group in order to accommodate the growth in revenue. Occupancy costs are relatively fixed in nature but were $0.6 million higher for the year ended December 31, 2008 versus the comparable period in 2007 due to additional space required to accommodate growth. Occupancy costs decreased as a percentage of revenue to 5.5% for the year ended December 31, 2008 from 5.8% for the comparable period in 2007. Travel related expenses increased $0.3 million for the year ended December 31, 2008 compared to December 31, 2007 and were 2.8% and 2.9% of revenue for the years ended December 31, 2008 and 2007, respectively.

Gross margin improvement was primarily due to leveraging the increase in revenue against personnel costs and operating expenses which are generally fixed in the short term. The improvement in gross margin was partially offset by an increase in bad debt expense related to specific client receivables. Bad debt expense increased by $3.0 million for the year ended December 31, 2008 versus the comparable period in 2007.

Employee Services

	Year Ended December 31,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$175,335	$170,988	$4,347	2.5%
Acquired businesses	7,018	—	7,018
Divested operations	80	1,723	(1,643)

Total revenue	182,433	172,711	9,722	5.6%
Operating expenses	151,472	140,833	10,639	7.6%

Gross margin	$30,961	$31,878	$(917)	(2.9)%
Gross margin percent	17.0%	18.5%

The increase in same-unit revenue was primarily attributable to growth in the Company’s retail and payroll service businesses. The retail growth was due primarily to an approximate 5% increase in revenue from group health products, but was negatively impacted by soft market conditions in pricing for property and casualty insurance and a decline in asset values which impacted revenues from the Company’s retirement investment advisory services. Same-unit payroll service revenue increased approximately 7% as a result of an increase in number of clients served and related volume increases. The growth in revenue from acquired businesses was provided by a property and casualty business in Frederick, Maryland, a payroll services business in Palm Desert, California, and a specialty recruiting business headquartered in Overland Park, Kansas, all of which were acquired during 2008. The decline in revenue from divested businesses relates to the sale of certain specialty retirement investment advisory operations in Atlanta, Georgia which occurred in the third quarter of 2008.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.3% and 83.1% of total operating expenses for the years ended December 31, 2008 and 2007, respectively. Personnel costs increased $7.0 million to 62.9% of revenue for the year ended December 31, 2008 from 62.4% for the comparable period in 2007. Acquired businesses contributed $4.2 million of the increase in personnel costs. The increase in personnel costs as a percentage of revenue was primarily related to merit increases and investments in additional personnel to support growth of the business. Occupancy costs increased $0.7 million for the year ended December 31, 2008 versus the comparable period in 2007, largely due to the acquired businesses, but did not change as a percentage of revenue.

The decline in gross margin was attributable to a change in service mix as a result of growth in the payroll and human capital advisory businesses, as these businesses typically provide lower margins than the retail businesses. Additionally, the decline in gross margin relates to lower interest rates which impacted investment income earned on payroll funds, and declines in market values which impacted the Company’s asset based fees.

Medical Management Professionals (“MMP”)

	Year Ended December 31,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$138,845	$132,853	$5,992	4.5%
Acquired businesses	26,105	—	26,105
Divested operations	—	—	—

Total revenue	164,950	132,853	32,097	24.2%
Operating expenses	143,395	115,976	27,419	23.6%

Gross margin	$21,555	$16,877	$4,678	27.7%
Gross margin percent	13.1%	12.7%

Same-unit revenue consists of revenue from existing clients and net new business sold. Revenue from existing clients increased by approximately 2% for the year ended December 31, 2008 versus the comparable period in 2007. Growth from existing clients was provided by an increase in volume of approximately 4%, offset by certain reductions in Medicare reimbursement rates, declines in pricing and the mix of medical specialties which collectively totaled approximately 2%. Revenue from new business sold (net of client terminations) contributed approximately 3% of the increase in same-unit revenue. Growth in revenue from acquired businesses was provided by a business located in Montgomery, Alabama which provides billing services, practice management and consulting services to anesthesia and pain management providers primarily in the southern United States, and a business headquartered in Ponte Vedra Beach, Florida which provides coding, billing and accounts receivable management services for emergency medicine physician practices along the east coast of the United States. These businesses were acquired in the second and fourth quarters of 2007, respectively.

The largest components of operating expenses for MMP are personnel costs, occupancy costs and office expenses (primarily postage related to statement mailing services provided to clients), representing 81.9% and 83.8% of total operating expenses for the years ended December 31, 2008 and 2007, respectively. Personnel costs increased $15.6 million, but declined as a percentage of revenue to 56.5% for the year ended December 31, 2008 from 58.5% for the year ended December 31, 2007. Acquired businesses contributed $12.1 million of the increase in personnel costs with the remainder being attributable to annual merit increases to existing employees and the addition of certain internal support personnel to position the unit for continued growth. The improvement in personnel costs as a percentage of revenue relates to an increase of off-shore processing, and the business that was acquired in the fourth quarter of 2007. The improvement in personnel costs as a percentage of revenue was partially offset by fees paid to off-shore vendors which increased to 1.9% of revenue for the year ended December 31, 2008 from 0.4% of revenue for the comparable period in 2007.

Occupancy costs increased by $2.2 million for the year ended December 31, 2008 versus the comparable period in 2007, primarily attributable to the acquired businesses, but did not change as a percentage of revenue. Office expenses increased $2.5 million, but decreased as a percentage of revenue to 8.1% for the year ended December 31, 2008 from 8.2% for the comparable period in 2007. The increase in office expenses primarily relates to the acquired businesses and the decrease in office expenses as a percentage of revenue relates to a change in the frequency of statement mailing.

Gross margin increased to 13.1% for the year ended December 31, 2008 from 12.7% for the comparable period in 2007. Gross margin for the year ended December 31, 2007 was favorably impacted by the write-down of certain internally developed software which totaled approximately 0.4% of revenue. MMP has taken various actions to maintain gross margin, including the utilization of off-shore processing and other cost control measures. In addition, the two acquired businesses service anesthesia and emergency medicine practices which typically provide higher margins than MMP’s same-unit revenue which is primarily attributable to services rendered to radiology practices.

National Practices

	Year Ended December 31,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$44,758	$45,427	$(669)	(1.5)%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	44,758	45,427	(669)	(1.5)%
Operating expenses	42,400	41,247	1,153	2.8%

Gross margin	$2,358	$4,180	$(1,822)	(43.6)%
Gross margin percent	5.3%	9.2%

The decrease in revenue was attributable to the technology businesses and consisted of declines in product, service agreement and consulting revenue of $0.3 million, $0.9 million and $0.4 million, respectively. The decline in revenue in the technology businesses primarily relates to delays in larger capital projects as clients are deferring investment decisions in response to the current economic environment. The decline in revenue attributable to the technology businesses was partially offset by an increase in revenue in the healthcare consulting and mergers and acquisitions businesses of $0.8 million and $0.2 million, respectively. The increase in healthcare consulting revenue is attributable to new services that were introduced in 2008.

The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 92.3% and 92.2% of total operating expenses for the years ended December 31, 2008 and 2007, respectively. Personnel costs increased $1.8 million to 69.3% of revenue for the year ended December 31, 2008 from 64.4% of revenue for the comparable period in 2007. More than half of the increase in personnel cost dollars was necessary to support revenue growth from CBIZ’s largest client. The remainder of the increase in personnel costs relates to annual merit increases to existing employees and an overall increase in headcount, primarily to support growth in the healthcare consulting business.

Direct costs relate to the technology businesses and consist of product costs, sales commissions and third party labor. Direct costs decreased $0.6 million for the year ended December 31, 2008 versus the comparable period in 2007 as a result of the decrease in revenue in the technology businesses. Direct costs decreased as a percentage of revenue to 15.3% for the year ended December 31, 2008 from 16.4% for the comparable period in 2007, as a result of a change in revenue mix between the technology and other national practice businesses. Occupancy costs are relatively fixed in nature and were $1.3 million for the years ended December 31, 2008 and 2007.

The decline in gross margin was due to the overall decrease in revenue. As personnel and facilities costs are relatively fixed in the short-term, margins generally improve with revenue growth and deteriorate when revenue declines. The increase in personnel costs as a percentage of revenue was due to the Company’s decision to maintain the majority of its workforce infrastructure during a period of declining revenue.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

The following table summarizes total revenue for the years ended December 31, 2007 and 2006 (in thousands, except percentages):

	Year Ended December 31,
			$	%
	2007	2006	Change	Change

Same-unit revenue
Financial Services	$287,359	$260,844	$26,515	10.2%
Employee Services	171,001	157,973	13,028	8.2%
MMP	124,303	117,369	6,934	5.9%
National Practices	45,427	46,922	(1,495)	(3.2)%

Total same-unit revenue	628,090	583,108	44,982	7.7%
Acquired businesses	12,225	—	12,225
Divested operations	—	547	(547)

Total revenue	$640,315	$583,655	$56,660	9.7%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — The majority of CBIZ’s operating costs are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth. Although operating expenses increased by $46.9 million, they declined as a percentage of revenue by 0.4% as a result of CBIZ’s ability to leverage personnel and occupancy costs. The primary components of operating expenses for the years ended December 31, 2007 and 2006 are illustrated in the following table:

	2007		2006
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	73.0%	63.8%	72.8%	64.0%	(0.2)%
Occupancy costs	6.6%	5.8%	6.9%	6.0%	(0.2)%
Other(1)	20.4%	17.9%	20.3%	17.9%	—

Total operating expense		87.5%		87.9%	(0.4)%

Gross margin		12.5%		12.1%	0.4%

(1)	Other operating expenses include office expense, depreciation and amortization expense, travel related expenses, equipment costs, professional fees and other expenses, none of which are individually significant as a percentage of total operating expenses.

The improvement in gross margin was hindered by certain reductions in the 2007 Medicare reimbursement rates (including those that occurred as a result of the Deficit Reduction Act) in the MMP practice group. A more comprehensive analysis of operating expenses and gross margin by practice group is discussed under “Operating Practice Groups”.

Corporate general and administrative expenses — Corporate general and administrative expenses were approximately $29.5 million for each of the years ended December 31, 2007 and 2006. The primary components of corporate general and administrative expenses for the years ended December 31, 2007 and 2006 are illustrated in the following table:

	2007		2006
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	50.6%	2.3%	44.1%	2.2%	0.1%
Depreciation and amortization	7.6%	0.4%	13.3%	0.7%	(0.3)%
Professional services	13.5%	0.6%	12.7%	0.6%	—
Other(1)	28.3%	1.3%	29.9%	1.6%	(0.3)%

Total corporate general and administrative expenses		4.6%		5.1%	(0.5)%

(1)	Other corporate general and administrative expenses include occupancy costs, office expense, equipment and computer costs, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate general and administrative expenses.

The improvement in corporate general and administrative expenses as a percentage of revenue was primarily due to a decrease in depreciation and amortization expense related to certain capitalized software. This decrease was partially offset by an increase in corporate personnel costs related to merit increases, additional corporate support staff and incentive compensation.

Interest expense — Interest expense increased by $1.6 million to $5.8 million for the year ended December 31, 2007, from $4.2 million for the comparable period in 2006. Average debt was $118.4 million for the year ended December 31, 2007, compared to $80.4 million for the comparable period in 2006, and average interest rates were 3.8% and 4.0% during the years ended December 31, 2007 and 2006, respectively. The increase in average debt in 2007 compared to 2006 was due to $100.0 million of convertible senior subordinated notes being issued on May 30, 2006, and additional borrowings on the credit facility during 2007. Debt is further discussed under “Liquidity and Capital Resources”.

Other income, net — Other income, net is comprised of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and miscellaneous income such as contingent royalties from previous divestitures. Adjustments to the fair value of investments related to the deferred compensation plan do not impact CBIZ’s net income, as they are offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of operations). Other income, net was $10.6 million for the year ended December 31, 2007 and $4.9 million for the comparable period in 2006. The $5.7 million increase in other income, net was primarily the result of a $7.3 million pre-tax gain related to the sale of a long-term investment, offset by a decline in contingent royalties from previous divestitures of $0.5 million (due to the expiration of certain royalty agreements), and a decrease in the fair value of investments related to the deferred compensation plan of approximately $0.3 million. Additionally, other income, net for the year ended December 31, 2006 included $0.4 million in proceeds received on a life insurance contract that did not occur in 2007.

Income Taxes — CBIZ recorded income tax expense from continuing operations of $22.5 million and $16.5 million for the years ended December 31, 2007 and 2006, respectively. The effective tax rate for the year ended December 31, 2007 was 40.4%, compared to an effective tax rate of 39.6% for the comparable period in 2006. The increase in the effective tax rate for the year ended December 31, 2007 from the comparable period in 2006 was primarily the result of an increase in estimated tax reserves related to the IRS audit discussed in Note 8 to the accompanying consolidated financial statements.

Operating Practice Groups

Financial Services

	Year Ended December 31,
			$	%
	2007	2006	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$287,359	$260,844	$26,515	10.2%
Acquired businesses	1,965	—	1,965
Divested operations	—	547	(547)

Total revenue	289,324	261,391	27,933	10.7%
Operating expenses	249,001	228,183	20,818	9.1%

Gross margin	$40,323	$33,208	$7,115	21.4%

Gross margin percent	13.9%	12.7%

The growth in same-unit revenue was equally attributable to an increase in the aggregate number of hours charged to clients for consulting, valuation and litigation support services, and increases in rates realized for services. The growth in revenue from acquired businesses was provided by a firm in Phoenix, Arizona which was acquired during the first quarter of 2007. The decrease in revenue from divested operations related to the sale of a portion of the Company’s Utah operations which occurred in January 2007.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel related expenses representing 89.0% and 88.7% of total operating expenses for the years ended December 31, 2007 and 2006, respectively. Personnel costs increased $18.1 million but decreased as a percentage of revenue to 67.9% for the year ended December 31, 2007 from 68.2% for the comparable period in 2006. The dollar increase in personnel costs was primarily due to additional salary costs incurred for new employees, annual merit increases, and an increase in benefit costs. CBIZ continues to add personnel in the Financial Services practice group in order to accommodate the growth in revenue. Occupancy costs are relatively fixed in nature but were $1.0 million higher for the year ended December 31, 2007 versus the comparable period in 2006 due to additional space required to accommodate growth. Travel related expenses remained consistent for the year ended December 31, 2007 compared to December 31, 2006. Both occupancy costs and travel related expenses decreased as a percentage of revenue for the year ended December 31, 2007 versus the comparable period in 2006.

Gross margin improvement was primarily due to leveraging the increase in revenue against operating expenses which are generally fixed in the short term.

Employee Services

	Year Ended December 31,
			$	%
	2007	2006	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$171,001	$157,973	$13,028	8.2%
Acquired businesses	1,710	—	1,710
Divested operations	—	—	—

Total revenue	172,711	157,973	14,738	9.3%
Operating expenses	140,833	129,914	10,919	8.4%

Gross margin	$31,878	$28,059	$3,819	13.6%

Gross margin percent	18.5%	17.8%

The increase in same-unit revenue was primarily attributable to growth in the Company’s retail, payroll service and specialty life insurance businesses. The retail growth was due primarily to an approximate 6% growth in group health products. Payroll service revenue increased approximately 15% and specialty life insurance sales increased approximately 16% for the year ended December 31, 2007 versus the comparable period in 2006. The growth in revenue from acquired businesses was provided by a property and casualty business with offices in St. Joseph and Kansas City, Missouri, which was acquired during the second quarter of 2006.

The largest components of operating expenses for the Employee Services practice group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.1% and 84.0% of total operating expenses for the years ended December 31, 2007 and 2006, respectively. Personnel costs increased $7.6 million, but decreased as a percentage of revenue to 62.4% for the year ended December 31, 2007 from 63.4% for the comparable period in 2006. Acquired businesses contributed $0.8 million of the increase in personnel costs and the remainder of the increase was primarily the result of the growth in revenue (as the sales force is typically compensated on a variable basis) and the addition of client service personnel to accommodate growth. Occupancy costs increased $0.2 million for the year ended December 31, 2007 versus the comparable period in 2006, due to improvements to existing facilities.

The increase in gross margin as a percentage of revenue for the year ended December 31, 2007 from the comparable period in 2006 was primarily due to an increase in revenues and the aforementioned decrease in proportional personnel costs. The segment’s variable compensation structure in the life and health product lines afforded margin leverage from same-store revenue growth.

Medical Management Professionals

	Year Ended December 31,
			$	%
	2007	2006	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$124,303	$117,369	$6,934	5.9%
Acquired businesses	8,550	—	8,550
Divested operations	—	—	—

Total revenue	132,853	117,369	15,484	13.2%
Operating expenses	115,976	100,691	15,285	15.2%

Gross margin	$16,877	$16,678	$199	1.2%

Gross margin percent	12.7%	14.2%

Approximately 45% of the increase in same-unit revenue was provided by net new business sold, and the remaining 55% increase was provided by existing clients. Total revenue from existing clients increased by 4% in 2007 versus 2006, which was provided by a 6% increase in volume, offset by a 2% decline that occurred as the result of certain reductions in the 2007 Medicare reimbursement rates, including those that occurred as the result of the Deficit Reduction Act which is further described under “Overview — Medical Management Professionals.” Growth in revenue from acquired businesses was provided by a business located in Montgomery, Alabama which provides billing services, practice management and consulting services to anesthesia and pain management providers primarily in the southern United States, and a business headquartered in Ponte Vedra Beach, Florida which provides coding, billing and accounts receivable management services for emergency medicine physician practices along the east coast of the United States. These businesses were acquired in the second and fourth quarters of 2007, respectively.

The largest components of operating expenses for MMP are personnel costs, occupancy costs and office expenses (primarily postage related to our statement mailing services), representing 83.8% and 85.4% of total operating expenses for the years ended December 31, 2007 and 2006, respectively. Personnel costs increased by $10.3 million to 58.5% of revenue for the year ended December 31, 2007 from 57.4% of revenue for the comparable period in 2006. Acquired businesses contributed $3.8 million of the increase in personnel costs and the remaining increase was primarily the result of annual merit increases to existing employees and an increase in client service staff to support the growth in same-unit revenue. Occupancy costs and office expenses for the year ended December 31, 2007 increased versus the comparable period in 2006 by $0.6 million and $0.3 million, respectively. The increase in occupancy costs and office expenses was primarily related to the acquired businesses.

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

National Practices

	Year Ended December 31,
			$	%
	2007	2006	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$45,427	$46,922	$(1,495)	(3.2)%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	45,427	46,922	(1,495)	(3.2)%
Operating expenses	41,247	41,347	(100)	(0.2)%

Gross margin	$4,180	$5,575	$(1,395)	(25.0)%

Gross margin percent	9.2%	11.9%

Approximately $2.0 million of the decrease in revenue was attributable to the mergers and acquisitions business earning success fees related to three transactions that closed during 2006 versus no transactions or related success fees in 2007. This decrease was partially offset by an overall $0.7 million increase in revenue in our technology businesses which consisted of a $2.9 million increase in consulting revenue (a large portion of which related to a special project with our largest customer), offset by declines in product and service agreement revenue of $1.4 million and $0.8 million, respectively.

The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 92.2% and 90.9% of total operating expenses for the years ended December 31, 2007 and 2006, respectively. Personnel costs increased $1.0 million to 64.4% of revenue for the year ended December 31, 2007 from 60.1% of revenue for the comparable period in 2006. The increase in personnel costs relates to annual merit increases and additional employees primarily in relation to the special project noted above. This increase was partially offset by lower personnel costs in our mergers and acquisitions business as a portion of these personnel costs are variable with completing transactions. Direct costs decreased $0.6 million to 16.4% of revenue for the year ended December 31, 2007 from 17.1% of revenue for the comparable period in 2006, and consisted of an increase in third party service fees offset by a decrease in product costs. The increase in third party service fees was related to the special project noted above, and the decrease in product costs was a result of an overall decline in product sales. Occupancy costs are relatively fixed in nature and were $1.3 million for the years ended December 31, 2007 and 2006.

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

Financial Condition

Total assets were $702.6 million at December 31, 2008, an increase of $124.6 million versus December 31, 2007. The increase in total assets was primarily attributable to the acquisitions of Mahoney Cohen & Company and Tofias PC which occurred on December 31, 2008.

Cash and cash equivalents decreased by $2.5 million to $9.7 million at December 31, 2008 from December 31, 2007. Restricted cash was $15.8 million at December 31, 2008, an increase of $0.4 million from December 31, 2007. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority (“FINRA”) regulated businesses and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net were $130.8 million and $115.3 million at December 31, 2008 and 2007, respectively. The $15.5 million increase in accounts receivable, net was attributable to a combination of the businesses acquired on December 31, 2008 and slower collections of accounts receivable resulting in a two day increase in days sales outstanding (“DSO”). DSO from continuing operations was 67 days and 65 days at December 31, 2008 and 2007, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. The calculation of DSO at December 31, 2008 excludes accounts receivable and unbilled revenue for the two businesses that were acquired on December 31, 2008. CBIZ provides DSO data because such data is commonly used as a performance measure by investment analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Income taxes refundable increased by $3.1 million to $3.3 million at December 31, 2008 from $0.2 million at December 31, 2007. The increase in income taxes refundable was primarily due to CBIZ making estimated tax payments that exceeded the tax liabilities CBIZ expects to incur with its 2008 income tax filings.

Funds held for clients (current and non-current) and client fund obligations relate to CBIZ’s payroll services business. The balance in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to a change in the market value of the underlying investments. The nature of these accounts are further described in Note 1 of the accompanying consolidated financial statements.

Property and equipment, net increased by $4.5 million to $30.8 million at December 31, 2008 from $26.3 million at December 31, 2007. Approximately $3.6 million of the increase in property and equipment relates to businesses that were acquired during 2008. The remainder of the increase relates to net capital expenditures of approximately $8.1 million, largely offset by depreciation and amortization expense of $7.2 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net of accumulated amortization, increased by $81.8 million at December 31, 2008 from December 31, 2007. Goodwill and other intangible assets increased by $90.4 million, primarily due to the two businesses that were acquired on December 31, 2008. The increase in goodwill and other intangible assets was partially offset by a $0.7 million decrease in goodwill related to the divestiture of certain operations in the third quarter of 2008 and $7.9 million in amortization expense for intangible assets.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Although the assets of the plan are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan, in the event that CBIZ became insolvent, the assets would be available to all unsecured general creditors. Assets of the deferred compensation plan were $19.7 million and $22.2 million at December 31, 2008 and 2007, respectively. The $2.5 million decrease in assets of the deferred compensation plan consisted of a $7.6 million decline in the in the fair value of the investments, offset by net participant contributions. The plan is described in further detail in Note 14 to the accompanying consolidated financial statements.

The accounts payable balance of $29.0 million at December 31, 2008 reflects amounts due to suppliers and vendors. The accounts payable balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $40.9 million at December 31, 2008 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Accrued personnel costs fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs.

Notes payable-current decreased by $9.5 million to $1.1 million at December 31, 2008 from $10.6 million at December 31, 2007. Notes payable balances and activity are primarily attributable to contingent proceeds earned by acquired businesses. During the year ended December 31, 2008, payments and additions to notes attributable to contingent proceeds were approximately $16.8 million and $6.6 million, respectively.

Other liabilities (current and non-current) increased by $5.9 million at December 31, 2008 from December 31, 2007. The increase in other liabilities is primarily attributable to the Company’s self-funded health benefit plan.

CBIZ converted its comprehensive health benefit plan from a fully insured plan to a self-funded program in January 2008. See further discussion of this plan in Note 12 to the accompanying consolidated financial statements.

Income taxes payable — non-current decreased $1.5 million to $6.8 million at December 31, 2008 from $8.3 million at December 31, 2007. The decrease in income taxes payable — non-current was primarily due to a reduction in estimated tax reserves as a result of the settlement of an IRS audit and the lapse of certain statutes of limitations. Income taxes are further discussed in Note 8 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility increased by $95.0 million at December 31, 2008 from December 31, 2007. Cash provided from operations supplemented with additional borrowings under the credit facility was used to fund various strategic initiatives, including acquisitions and share repurchases. During the year ended December 31, 2008, cash payments for acquisitions totaled approximately $96.8 million and were largely attributable to the two acquisitions which occurred on December 31, 2008. Cash payments for share repurchases totaled $41.4 million.

Stockholders’ equity increased $9.1 million to $235.5 million at December 31, 2008 from $226.4 million at December 31, 2007. The increase in stockholders’ equity was primarily attributable to net income of $32.6 million, CBIZ’s stock award programs which collectively contributed $9.6 million and the issuance of $9.2 million in common shares related to business acquisitions. These increases were offset by an increase in treasury stock of approximately $41.4 million as the Company repurchased 4.8 million shares of its common stock.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with an unsecured credit facility and with $100.0 million in convertible senior subordinated notes. The Notes were sold to qualified institutional buyers on May 30, 2006, mature on June 1, 2026, and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011.

CBIZ maintains a $214.0 million unsecured credit facility with Bank of America as agent bank for a group of six participating banks. The credit facility has a letter of credit sub-facility and matures in November 2012. On April 3, 2008, Amendment No. 4 to the credit facility increased the commitment from $100.0 million to $150.0 million by exercising the existing $50.0 million accordion. On December 10, 2008, Amendment No. 5 to the credit facility increased the commitment from $150.0 million to $214.0 million, added a sixth lender to the bank group, provided additional flexibility regarding other indebtedness baskets, and provided an accordion feature to increase the credit facility to $250.0 million.

At December 31, 2008, CBIZ had $125.0 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $5.7 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $71.0 million at December 31, 2008. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic investments.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of December 31, 2008.

CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a shelf registration under which it can offer such securities. See Note 15 to the accompanying consolidated financial statements included in this Annual Report for a description of the shelf registration statement.

Sources and Uses of Cash

The following table summarizes cash flows from operating, investing and financing activities for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Total cash provided by (used in):
Operating activities	$41,069	$30,130	$28,216
Investing activities	(100,382)	(29,887)	(21,864)
Financing activities	56,841	(1,070)	(2,290)

(Decrease) increase in cash and cash equivalents	$(2,472)	$(827)	$4,062

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

Net cash provided by operating activities increased by $10.9 million to $41.1 million for the year ended December 31, 2008 from $30.1 million for the comparable period in 2007. Approximately $17.3 million of the increase was attributable to an increase in operating income and approximately $4.1 million was attributable to a change in the timing of disbursements related to employee health benefits as CBIZ converted its employee health benefit plan from a fully-insured plan to a self-funded program effective January 1, 2008. These increases were partially offset by decreases related to changes in restricted cash, accounts receivable and accrued personnel costs totaling $9.1 million. The decrease related to accounts receivable occurred as a result of slower collections; DSO increased to 67 days at December 31, 2008 from 65 days at December 31, 2007.

Net cash provided by operating activities was $30.1 million for the year ended December 31, 2007 versus $28.2 million for the comparable period in 2006. The $1.9 million increase in net cash provided by operating activities in 2007 was primarily the result of a $9.8 million increase in operating income which was substantially offset by a change in income taxes payable of $7.6 million. CBIZ made higher estimated tax payments during 2007 versus 2006 due to an increase in estimated taxable income that resulted from higher operating net income and various transactions that occurred during the year. These transactions included the sale of an investment and sales of various discontinued operations.

Investing Activities

CBIZ’s investing activities typically result in a net use of cash, and generally consist of: payments towards business acquisitions, other intangible assets and capital expenditures, proceeds received from divestitures and discontinued operations, and activity related to notes receivable. Capital expenditures during the years ended December 31, 2008, 2007 and 2006 primarily consisted of investments in technology, leasehold improvements, and purchases of furniture and equipment.

Investing uses of cash during the year ended December 31, 2008 primarily consisted of $98.4 million of net cash used towards business acquisitions and intangible assets, including the two businesses acquired on December 31, 2008, and $8.1 million for net capital expenditures, and were partially offset by $5.4 million in proceeds received from the sale of divested and discontinued operations and $0.8 million in proceeds from the sale of a long-term investment.

Investing uses of cash during the year ended December 31, 2007 consisted of $58.2 million of net cash used towards business acquisitions, $1.6 million for the acquisition of intangible assets and $6.1 million for net capital expenditures. These investing uses of cash were partially offset by $28.5 million in proceeds from the sale of divested and discontinued operations and $7.9 million in proceeds from the sale of a long-term investment.

Investing uses of cash during the year ended December 31, 2006 primarily consisted of $22.1 million of net cash used towards business acquisitions, $2.4 million for the acquisition of other intangible assets and $6.1 million for net capital expenditures. These investing uses of cash were partially offset by $7.3 million in proceeds received from the sale of divested and discontinued operations, and $1.9 million in net collections on notes receivable.

Cash flows from investing activities also include investing activities of discontinued operations, which primarily relate to capital expenditures. There were no investing activities from discontinued operations during the year ended December 31, 2008, and for each of the years ended December 31, 2007 and 2006, investing cash flows used in discontinued operations were $0.5 million.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock and proceeds from the exercise of stock options.

Financing sources of cash during the year ended December 31, 2008 included $95.0 million in net borrowings on the credit facility and $5.9 million in proceeds from the exercise of stock options, including the related tax benefits. These sources of cash were partially offset by $41.4 million in cash used to repurchase approximately 4.8 million shares of CBIZ common stock.

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

Obligations and Commitments

CBIZ’s aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter

Convertible notes(1)	$100,000	$—	$—	$—	$—	$—	$100,000
Interest on convertible notes	54,688	3,125	3,125	3,125	3,125	3,125	39,063
Credit facility	125,000	—	—	—	125,000	—	—
Notes payable	1,064	1,064	—	—	—	—	—
Capitalized leases	386	232	154	—	—	—	—
Restructuring lease obligations(2)	11,549	2,431	1,974	1,888	1,767	1,178	2,311
Non-cancelable operating lease obligations(2)	184,508	34,920	30,915	26,230	22,396	17,747	52,300
Letters of credit in lieu of cash security deposits	4,551	2,386	535	200	—	45	1,385
Performance guarantees for non-consolidated affiliates	1,155	1,155	—	—	—	—	—
License bonds and other letters of credit	1,684	1,637	24	23	—	—	—

Total	$484,585	$46,950	$36,727	$31,466	$152,288	$22,095	$195,059

(1)	Convertible notes mature on June 1, 2026, but may be redeemed anytime after June 6, 2011.

(2)	Excludes cash expected to be received under subleases.

The above table does not reflect $6.3 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions in accordance with FIN 48, since we are unable to determine a reasonably reliable estimate of the timing of the future payments.

Off-Balance Sheet Arrangements

CBIZ maintains administrative service agreements with independent CPA firms (as described more fully under “Business Services — Financial Services”), which qualify as variable interest entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended. The impact to CBIZ of this accounting pronouncement is not material to the financial condition, results of operations, or cash flows of CBIZ, and is further discussed in Note 1 to the accompanying consolidated financial statements included herewith.

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.2 million and $1.4 million at December 31, 2008 and 2007, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits. Letters of credit totaled $4.6 million and $3.7 million at December 31, 2008 and 2007, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at December 31, 2008 and 2007 was $1.7 million and $1.4 million, respectively.

CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2008, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Interest Rate Risk Management

CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps enable CBIZ to more actively manage the mix of fixed to floating rate debt. CBIZ entered into an arrangement effective in January 2008, to swap $10.0 million of its floating rate debt into fixed rate debt for two years to mitigate the Company’s interest rate risk. Subsequent to December 31, 2008, CBIZ entered into two additional agreements to swap its floating rate debt into fixed rate debt. Each agreement was for a notional amount of $10.0 million with a term of two years. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

CBIZ carries $100.0 million in convertible senior subordinated notes bearing a fixed interest rate of 3.125%. The Notes mature on June 1, 2026 and have call protection such that they may not be redeemed until June 6, 2011. CBIZ believes the fixed nature of this borrowing mitigates our interest rate risk.

In connection with payroll services provided to clients, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in short-term investments, which in the past have included Auction Rate Securities as these were at one time highly liquid investments. In accordance with our investment policy, all investments carry an investment grade rating at the time of initial investment. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for further discussion of ARS. The interest income on these short-term investments mitigates the interest rate risk for the borrowing costs of CBIZ’s credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility float based on market conditions.

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

Certain of our client arrangements encompass multiple deliverables. CBIZ accounts for these arrangements in accordance with Emerging Issues Task Force No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If the deliverables meet the criteria as outlined in EITF 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. Revenue for each unit is recognized separately in accordance with CBIZ’s revenue recognition policy for each unit. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and evaluated for appropriate accounting treatment based upon the underlying facts and circumstances.

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

Medical Management Professionals — Revenue is primarily related to fees charged to clients for billing, collection and full-practice management services, which are typically charged to clients based upon a percentage of net collections on the Company’s clients’ patient accounts or as a fee per transaction processed. Revenue also relates to fees charged to clients for statement mailing services. The revenue recognition as it pertains to each of these arrangements is as follows:

•	Fee income — For those arrangements where fees to clients are determined based upon a percentage of net collections, revenue is determinable, earned and recognized when payments are received by our clients on their patient accounts. For those arrangements where clients are charged a fee for each transaction processed, revenue is typically recognized proportionately over a predetermined service period.

•	Statement mailing services — Revenues for statement mailing services are recognized when statements are processed and mailed.

National Practices — The business units that comprise the National Practices group offer a variety of services. A description of revenue recognition associated with the primary services is provided below.

Technology Consulting — Revenue consists of consulting services and sales of hardware, software and service agreement contracts.

•	Consulting Services — Consulting services primarily relate to the maintenance and repair of hardware. These services are charged to customers based upon time and material, cost-plus an agreed-upon markup percentage, or a predetermined agreed-upon fixed fee. Revenue related to consulting services is recognized as services are performed or upon acceptance by the client, depending on the client contract terms.

•	Service Agreement Contracts — Revenue associated with service agreement contracts is recognized on a straight line basis over the period of the agreement.

•	Hardware — Revenue associated with hardware sales is recognized upon delivery and acceptance of the product.

•	Software, Post Contract Support and Installation Services — CBIZ is a re-seller of software and post contract support (“PCS”) that is provided by software vendors. CBIZ also provides installation and implementation services that generally do not involve significant production or modification of software. Revenue related to software, PCS and installation services is recognized in accordance with SOP 97-2.

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

Mergers & Acquisitions — Clients are billed monthly for non-refundable retainer fees, or upon the completion of a transaction (success fees). Revenue associated with non-refundable retainer fees is recognized on a straight-line basis over the life of the engagement, as services are performed throughout the term of the contract period of the arrangement. Revenue associated with success fee transactions is recognized when the transaction is completed.

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

Valuation of Goodwill

CBIZ utilizes the purchase method of accounting for all business combinations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.” Intangible assets, which include client lists and non-compete agreements, are amortized using the straight-line method over their expected period of benefit, not to exceed ten years.

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

CBIZ estimates the fair value of its reporting units utilizing a combination of the discounted cash flow (income approach) and market comparable (market approach) methods. Under the income approach, fair value is estimated as the present value of estimated future cash flows. This approach requires the use of significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projection of future revenues and expenses inherently includes significant assumptions related to estimated economic trends, expected client behavior and other factors which are beyond management’s control. Under the market approach, fair value is estimated by applying the multiples of comparable companies and transactions to CBIZ’s reporting units.

The aggregate fair value of the reporting units is compared to CBIZ’s market capitalization as of the annual testing date. In situations where CBIZ’s market capitalization is significantly different than the estimated fair value for the combined reporting units, management considers the impact of its assumptions as well as the implied control premium to ensure that the fair values of the reporting units are appropriate.

The estimated fair value of each reporting unit is compared with the respective reporting unit’s net asset carrying value. If the carrying value exceeds fair value, a possible impairment of goodwill and indefinite-lived intangible assets exists and further evaluation is performed.

Future declines in revenue, operating income, CBIZ’s stock price, changes in comparable transaction multiples, or other changes in CBIZ’s business or the market for its services, could result in impairments of goodwill and other intangible assets. There was no goodwill impairment during the years ended December 31, 2008, 2007 or 2006.

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

Income Taxes

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves management judgment. Management estimates an annual effective tax rate (which takes into consideration expected full-year results), which is applied to our quarterly operating results to determine the provision for income tax expense. In the event there is a significant, unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. In addition, we establish reserves for tax contingencies in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). CBIZ adopted the provisions of FIN 48 on January 1, 2007. See Note 1 and Note 8 to the accompanying consolidated financial statements for further information.

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

Other Significant Policies

Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to understanding the consolidated financial statements. Those policies are described in Note 1 to the accompanying consolidated financial statements.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, b) recognizes and measures the goodwill acquired, and c) determines what information to disclose. SFAS No. 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition, and that changes in acquired tax contingencies, including those existing at the date of adoption, be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The adoption of SFAS No. 141R will impact CBIZ’s results of operations and effective tax rate to the extent that uncertain tax positions related to prior acquisitions are resolved more or less favorably than originally estimated. Additionally, CBIZ’s results of operations will be impacted by the requirement that acquisition costs that were previously capitalized be expensed as incurred. Any business combination closed after December 31, 2008 may have a significantly different impact on CBIZ’s financial position and result of operations compared with its impact as recorded under SFAS No. 141, depending on the terms of acquisition. See Note 8 of the accompanying consolidated financial statements for further discussion of uncertain tax positions related to prior acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. This statement is effective for CBIZ beginning January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on CBIZ’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133. It requires entities to provide greater transparency about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and c) how derivative and related hedged items affect an entity’s financial position, results of operations, and cash flow. SFAS No. 161 is effective for CBIZ beginning January 1, 2009. The Company does not believe that SFAS No. 161 will have a material impact on its consolidated financial statements, however, it will impact disclosures in the notes to its consolidated financial statements.

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

FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and will impact the accounting associated with CBIZ’s $100.0 million convertible senior subordinated notes (described in Note 9 to the accompanying consolidated financial statements). The provisions of APB 14-1 must be applied retrospectively to all periods presented and will result in a reduction in the carrying value of convertible notes, and increases to stockholders’ equity and interest expense from what has been reported in historical financial statements. The additional interest expense required under FSP APB 14-1 is a non-cash expense and thus will not impact total operating, investing or financing cash flows.

Had the provisions of FSP APB 14-1 been applied to the years ended December 31, 2008 and 2007, the carrying amount of convertible notes would have been reduced to approximately $89.9 million and $86.2 million, respectively, and stockholders’ equity at December 31, 2008 and 2007 would have been increased to approximately $241.4 million and $234.5 million, respectively.

The following table illustrates how the adoption of FSP APB 14-1 would affect CBIZ’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data).

	As Reported			Pro Forma
	2008	2007	2006	2008	2007	2006

Interest Expense	$7,242	$5,763	$4,205	$10,787	$9,038	$6,004

Net Income	$32,602	$34,840	$24,401	$30,404	$32,810	$23,286

Earnings Per Share — Basic	$0.53	$0.54	$0.34	$0.49	$0.50	$0.33
Earnings Per Share — Diluted	$0.52	$0.53	$0.33	$0.49	$0.49	$0.32

For the year ended December 31, 2009, pre-tax interest expense for CBIZ’s $100.0 million convertible senior subordinated notes is estimated to be $7.6 million, comprised of $3.1 million related to the 3.125% coupon rate and $4.5 million in non-cash interest expense.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at December 31, 2008 was $125.0 million. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2008, interest expense would increase or decrease approximately $1.2 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. CBIZ entered into an arrangement effective in January 2008 to swap $10.0 million of its floating rate debt into fixed rate debt for two years to mitigate the Company’s interest rate risk. Subsequent to December 31, 2008, two additional swap agreements became effective, each of which were for a notional amount of $10.0 million with a term of two years. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

In connection with CBIZ’s payroll business, funds held for clients are segregated and invested in short-term investments, which in the past included ARS. ARS are variable debt instruments with longer stated maturities whose interest rates are reset at pre-determined short-term intervals through a Dutch auction system. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial investment.

As a result of liquidity issues experienced in the credit and capital markets, CBIZ’s ARS experienced failed auctions during 2008 and one of the investments was downgraded below the minimum rating required by the Company’s investment policy. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of our investments in ARS no longer approximates their face value.

At December 31, 2008, CBIZ had three outstanding investments in ARS with par values totaling $13.4 million and fair values totaling $10.0 million. The declines in fair values of two of the ARS are currently considered to be temporary. These declines in fair value totaled $1.1 million at December 31, 2008 and are recorded as unrealized losses in accumulated other comprehensive loss, net of tax benefit. ARS with temporary declines in fair value are classified as “Funds held for clients — non-current”, as CBIZ intends and has the ability to hold these investments until anticipated recovery of par value occurs.

The decline in fair value for the remaining ARS was determined to be other-than-temporary. Accordingly, CBIZ recorded an impairment charge totaling approximately $2.3 million for the year ended December 31, 2008, which is included in “Other income (expense), net” in the accompanying consolidated statements of operations. The fair value of this ARS is recorded in “Funds held for clients — non-current” in the accompanying consolidated balance sheets.

CBIZ continues to monitor the market for ARS and consider its impact on the fair value of CBIZ’s investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, CBIZ may be required to record additional unrealized losses in other comprehensive income or impairment charges which would be recorded against net income in future periods.

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting (“Internal Controls”) will prevent all error and all fraud. Although our Disclosure Controls are designed to provide reasonable assurance of achieving their objective, a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CBIZ have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our Disclosure Controls are effective at the reasonable assurance level described above.

There were no changes in our Internal Controls that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

The Company acquired Mahoney Cohen & Company CPA, PC and Tofias, PC on December 31, 2008, and management excluded from its assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, Mahoney Cohen & Company CPA, PC’s and Tofias PC’s internal control over financial reporting associated with total assets of $84.8 million included in the consolidated financial statements of the Company as of December 31, 2008.

CBIZ’s independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of CBIZ’s internal controls over financial reporting which appears in Item 8 of this Annual Report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2009 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

The following table sets forth certain information regarding the directors, executive officers and certain key employees of CBIZ. Each executive officer and director of CBIZ named in the following table has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of CBIZ and any other person pursuant to which he or she was selected as an officer.

Name	Age	Position(s)

Executive Officers and Directors:
Steven L. Gerard(1)	63	Chairman and Chief Executive Officer
Rick L. Burdick(1)(3)	57	Lead Director and Vice Chairman
Michael H. DeGroote	48	Director
Joseph S. DiMartino(3)(4)	65	Director
Harve A. Ferrill(2)(3)	76	Director
Richard C. Rochon(2)(3)(4)	51	Director
Todd Slotkin(3)(4)	56	Director
Donald V. Weir(2)(3)	67	Director
Benaree Pratt Wiley(3)(4)	62	Director
Jerome P. Grisko, Jr.(1)	47	President and Chief Operating Officer
Ware H. Grove	58	Senior Vice President and Chief Financial Officer
Michael W. Gleespen	50	Secretary and General Counsel
Other Key Employees:
David Sibits	57	President, Financial Services
Robert A. O’Byrne	52	President, Employee Services
G. Darrell Hulsey	39	President, MMP
Michael P. Kouzelos	40	Senior Vice President, Strategic Initiatives
George A. Dufour	62	Senior Vice President and Chief Technology Officer
Mark M. Waxman	52	Senior Vice President of Marketing
Teresa E. Bur	44	Senior Vice President, Human Resources
Kelly J. Kuna	38	Treasurer
Robert A. Bosak	41	Controller

(1)	Member of Management Executive Committee

(2)	Member of Audit Committee

(3)	Member of Nominating & Governance Committee

(4)	Member of Compensation Committee

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

Richard C. Rochon has served as a Director of CBIZ since October 1996, when he was elected as an independent director. Mr. Rochon is Chairman and Chief Executive Officer of Royal Palm Capital Partners, a private investment and management firm that he founded in March 2002. From 1985 to February 2002 Mr. Rochon served in various capacities with Huizenga Holdings, Inc., a management and holding company owned by H. Wayne Huizenga, where he last served as President. Mr. Rochon has also served as a director of, and is currently Chairman of, Devcon International a provider of electronic security services since July 2004. Additionally, Mr. Rochon has been a director of, and is currently Chairman of, SunAir Services, Inc., a provider of pest-control and lawn care services since February 2005. Mr. Rochon was also a director of Bancshares of Florida, a full-service commercial bank from 2002 through February 2007. Mr. Rochon was Chairman and CEO of Coconut Palm Acquisition Corp., a newly organized blank check company from September 2005 through June 2007. Mr. Rochon was also employed as a certified public accountant by the public accounting firm of Coopers and Lybrand from 1979 to 1985. Mr. Rochon received his B.S. in accounting from Binghamton University in 1979 and Certified Public Accounting designation in 1981.

Todd Slotkin has served as a Director of CBIZ since September 2003, when he was elected as an independent director. In 2008, Mr. Slotkin became the Portfolio Manager of Irving Place Capital. From 2006 to 2007 Mr. Slotkin served as a Managing Director of Natixis Capital Markets. From 1992 to 2006, Mr. Slotkin served as a SVP (1992-1998) and EVP and Chief Financial Officer (1998-2006) of MacAndrews & Forbes Holdings Inc. Additionally, he was the EVP and CFO of publicly owned M&F Worldwide (1998-2006). Prior to 1992, Mr. Slotkin spent 17 years with Citigroup, ultimately serving as Senior Managing Director and Senior Credit Officer. Mr. Slotkin serves on the Board of Martha Stewart Living Omnimedia. He is Chairman, Director and co-founder of the Food Allergy Initiative.

Donald V. Weir has served as a Director of CBIZ since September 2003, when he was elected as an independent director. Mr. Weir is Vice President of Private Equity for Sanders Morris Harris Group Inc. and has been with SMHG for the past nine years. Prior to this Mr. Weir was CFO and director of publicly-held Deeptech International and two of its subsidiaries, Tatham Offshore and Leviathan Gas Pipeline Company, both of which were publicly-held companies. Prior to his employment with Deeptech, Mr. Weir worked for eight years with Sugar Bowl Gas

Corporation, as Controller and Treasurer and later in a consulting capacity.  Mr. Weir was associated with Price Waterhouse, an international accounting firm, from 1966 to 1979.

Benaree Pratt Wiley was elected as an independent Director of CBIZ in May 2008. Ms. Wiley is a Principal of The Wiley Group, a firm specializing in personnel strategy, talent management, and leadership development primarily for global insurance and consulting firms. Ms. Wiley served as the President and Chief Executive Officer of The Partnership, Inc., a talent management organization for multicultural professionals in the greater Boston region for fifteen years before retiring in 2005. Ms. Wiley is currently a director on the boards of the Dreyfus/Laurel Funds, Dreyfus Cash Management Funds and Blue Cross and Blue Shield of Massachusetts. Ms. Wiley also chairs the PepsiCo African American Advisory Board. Her civic activities include serving on the boards of The Boston Foundation and the Efficacy Institute.

Jerome P. Grisko, Jr. has served as President and Chief Operating Officer of CBIZ since February 2000. Mr. Grisko joined CBIZ as Vice President, Mergers & Acquisitions in September 1998 and was promoted to Senior Vice President, Mergers & Acquisitions and Legal Affairs in December of 1998. Prior to joining CBIZ, Mr. Grisko was associated with the law firm of Baker & Hostetler LLP, where he practiced from September 1987 until September 1998, serving as a partner of such firm from January 1995 to September 1998. While at Baker & Hostetler, Mr. Grisko concentrated his practice in the area of mergers, acquisitions and divestitures.

Ware H. Grove has served as Senior Vice President and Chief Financial Officer of CBIZ since December 2000. Before joining CBIZ, Mr. Grove served as Senior Vice President and Chief Financial Officer of Bridgestreet Accommodations, Inc., which he joined in early 2000 to restructure financing, develop strategic operating alternatives, and assist with merger negotiations. Prior to joining Bridgestreet, Mr. Grove served for three years as Vice President and Chief Financial Officer of Lesco, Inc. Since beginning his career in corporate finance in 1972, Mr. Grove has held various financial positions with large companies representing a variety of industries, including Revco D.S., Inc., Computerland/Vanstar, Manville Corporation, The Upjohn Company, and First of America Bank. Mr. Grove served on the Board of Directors for Applica, Inc. (NYSE: APN) from September 2004 through January 2007.

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

Other Key Employees:

David Sibits is President of CBIZ’s Financial Services practice group. Prior to joining CBIZ in May 2007, Mr. Sibits was Executive Managing Director of RSM McGladrey’s Ohio region. Prior to RSM McGladrey’s acquisition of American Express Tax and Business Services (“TBS”), he was the Executive Managing Director of the TBS Eastern Region, which included 35 offices in 13 states. Mr. Sibits was an integral member of the TBS senior leadership team and worked with his colleagues at RSM McGladrey to ensure a smooth integration with TBS. Mr. Sibits was also the Managing Shareholder of Hausser & Taylor LLC from 1992 to January 2004.

Robert A. O’Byrne has served as President of CBIZ’s Employee Services practice group since December 1998. Mr. O’Byrne served as President and Chief Executive Officer of employee benefits brokerage/consulting firms Robert D. O’Byrne and Associates, Inc. and The Grant Nelson Group, Inc. prior to their acquisition by CBIZ in December 1997. Mr. O’Byrne has more than 25 years of experience in the insurance and benefits consulting field.

G. Darrell Hulsey joined MMP in July 1994 and was appointed President of MMP in May 2007. Mr. Hulsey has eighteen years of experience in the healthcare industry, specializing in operations management, regulatory compliance, information system design and implementation, third party contracting and strategic planning. Mr. Hulsey is a member of the Radiology Business Managers Association, American Pathology Foundation,

Medical Group Management Association, and Health Care Compliance Association, and has previously served on the International Billing Association Compliance Committee.

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

George A. Dufour was appointed Senior Vice President and Chief Technology Officer in July 2001. Prior to joining CBIZ, Mr. Dufour served as Corporate Director of Information Access Services for University Hospitals Health Systems (“UHHS”), where he achieved substantial cost savings by consolidating IS resources throughout the health system. Prior to joining UHHS in 1999, Mr. Dufour acted as Vice President and CIO for Akron General Health Systems. From 1986 through 1994, Mr. Dufour was with Blue Cross/Blue Shield of Ohio (“BCBSO”) and served most recently there as Director of Information Systems Development. Mr. Dufour also served as Vice President of MIS for Mutual Health Services, a subsidiary of BCBSO. Mr. Dufour commenced his career in information technology, which includes tenures at Cook United, Cole National Corporation, General Tire & Rubber, Picker Corporation, and Sherwin Williams, in 1971 as the Director of Education for the Institute of Computer Management, a division of Litton Industries. Mr. Dufour is a member of the northeast Ohio chapter of Society for Information Management and the National Information Technology Alliance for Professional Services firms. Mr. Dufour was awarded the 2007 Northeast Ohio CIO of the Year award from the Northeast Ohio Software Association. Mr. Dufour earned his MBA from Baldwin Wallace College.

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

Teresa E. Bur served as Vice President of Human Resources since January 1999 and was appointed Senior Vice President in 2006. From 1995 to 1999 Ms. Bur served as Director of Human Resources for Robert D. O’Byrne & Associates, Inc. and The Grant Nelson Group, Inc., subsidiaries of CBIZ now known as CBIZ Employee Services, Inc. Ms. Bur has over 20 years of experience in human resources and is an active member of the Greater Kansas City Chapter of The Human Resources Management Association and Society of Human Resources Management, and is certified as a Senior Professional in Human Resources.

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

Information with respect to this item is incorporated by reference from the discussion under the heading “Executive Compensation” in CBIZ’s Definitive Proxy Statement for the 2009 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2009 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2009 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

A director is considered independent under NYSE rules if the Board of Directors determines that the director does not have any direct or indirect material relationship with CBIZ. Mr. Gerard is an employee of CBIZ and therefore has been determined by the Nominating and Governance Committee and the full Board to fall outside the definition of “independent director”. Rick L. Burdick, Michael H. DeGroote, Joseph S. DiMartino, Harve A. Ferrill, Richard C. Rochon, Todd J. Slotkin, Donald V. Weir and Benaree Pratt Wiley are Non-Employee Directors of CBIZ. The Nominating and Governance Committee and the Board of Directors have determined that each of Rick L. Burdick, Joseph S. DiMartino, Harve A. Ferrill, Richard C. Rochon, Todd J. Slotkin, Donald V. Weir and Benaree Pratt Wiley are “independent directors” within the meaning of the rules of the NYSE, since they had no material relationship with the Company other than their status and payment as Non-Employee Directors, and as Shareholders. The Nominating and Governance Committee and the Board of Directors have determined that Mssrs. DiMartino, Ferrill, Rochon, Slotkin and Weir are independent under the SEC’s audit committee independence standards.

In connection with these independence determinations, the Nominating and Governance Committee and the Board of Directors considered all of the relationships between each director and CBIZ, and in particular the following relationships:

•	Rick L. Burdick, a Director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin, Gump”). Akin, Gump performed legal work for CBIZ during 2008, 2007 and 2006 for which the firm received approximately $0.9 million, $0.8 million and $0.6 million from CBIZ, respectively. The Nominating and Governance Committee and the Board of Directors have determined that Mr. Burdick should be considered an “independent director” under the meaning of the NYSE rules, since the amounts paid to the law firm of Akin Gump Strauss Hauer & Feld LLP for legal representation of CBIZ throughout 2008 were not collectively significant under the NYSE rules governing director independence.

•	The Committee and the Board determined that Michael H. DeGroote should not be considered an “independent director” under the meaning of the NYSE rules, primarily in light of his familial relationship to a significant stockholder of the Company. Mr. DeGroote is the son of Michael G. DeGroote, the Company’s largest single shareholder for the purposes of determining independence. He is also an officer or director of various privately held companies that obtain several types of insurance coverage through CBIZ. The commissions paid to CBIZ for the years ended December 31, 2008 and 2007 were approximately $0.1 million and $0.2 million, respectively.

•	Richard C. Rochon, a Director of CBIZ, is also an officer or director of various entities which secure several types of insurance coverage through CBIZ. However, the commissions paid to CBIZ for the purpose of securing such coverage, totaling approximately $0.2 million for the years ended December 31, 2008 and 2007, do not collectively appear significant under the NYSE rules governing director independence. Therefore, the Nominating and Governance Committee and the Board of Directors determined that Mr. Rochon should be considered an “independent director”.

A number of the businesses acquired by CBIZ are located in properties that are indirectly owned by persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $1.2 million, $0.8 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, under such leases which management believes were at market rates.

Robert A. O’Byrne, President, Employee Services, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O’Byrne was an owner. The partnership received approximately $0.2 million from CBIZ for each of the years ended December 31, 2008, 2007 and 2006.

CBIZ maintains joint-referral relationships and administrative service agreements with independent licensed CPA firms under which CBIZ provides administrative services in exchange for a fee. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries, and provide audit and attest services to clients including CBIZ’s clients. The CPA firms with which CBIZ maintains service agreements operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the administrative service agreements nor the providing of services there under is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and CBIZ does not believe that its arrangements with these CPA firms result in additional risk of loss.

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $1.2 million and $1.4 million as of December 31, 2008 and 2007, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and its amendments, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

Item 14.	Principal Accounting Fees and Services.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2009 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

Exhibit No.	Description

2.1	Purchase Agreement, dated November 24, 2008, among CBIZ, Inc., CBIZ Accounting Tax & Advisory of New York, LLC, Mahoney Cohen & Company, CPA, P.C., Mahoney Cohen Consulting Corp., Mahoney Cohen Family Office Services LLC and the members of Mahoney Cohen Family Office Services LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on November 25, 2008 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated October 17, 1996 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company effective December 23, 1997 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).
3.4	Certificate of Amendment of the Certificate of Incorporation of the Company dated September 10, 1998 (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
3.5	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).
3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
3.7	Amendment to Amended and Restated Bylaws of the Company dated November 1, 2007 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 7, 2007 and incorporated herein by reference).
4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
4.2	Employee Stock Investment Plan (filed as exhibit 4.4 to the Company’s Report on Form S-8 filed June 1, 2001, and incorporated herein by reference).
4.3	Indenture, dated as of May 30, 2006, between CBIZ, Inc. and U.S. Bank National Association as Trustee (filed as exhibit 4.1 to CBIZ’s Current Report on Form 8-K dated May 23, 2006 and incorporated herein by reference).
4.4	Registration Rights Agreement, dated as of May 30, 2006, between CBIZ, Inc. and Banc of America Securities, LLC (filed as exhibit 4.2 to CBIZ’s Current Report on Form 8-K dated May 23, 2006 and incorporated herein by reference).
10.1	2002 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders dated April 1, 2002 and incorporated herein by reference).
10.2	Severance Protection Agreement by and between the Company and Jerome P. Grisko, Jr. (filed as exhibit 10.11 to the Company’s Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

Exhibit No.	Description

10.3	Employment Agreement by and between the Company and Ware H. Grove (filed as exhibit 10.14 to the Company’s Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.4	Credit Agreement dated as of February 13, 2006 Among the Company, Bank of America, N.A., as Agent, a Lender, Issuing Bank and Swing Line Bank, and The Other Financial Institutions Party Hereto Banc of America Securities, LLC as Sole Lead Arranger and Book Manager (filed as exhibit 10.14 to the Company’s Report on Form 8-K dated February 13, 2006, and incorporated herein by reference).
10.5	Amendment No. 1 to Credit Agreement dated as of May 23, 2006 by and among CBIZ, Inc., the several financial institutions from time to time party to the Credit Agreement and Bank of America, N.A., as administrative agent (filed as exhibit 10.1 to the Company’s Report on Form 8-K dated May 23, 2006, and incorporated herein by reference).
10.6	Waiver and Second Amendment to Credit Agreement dated as of March 12, 2007 by and among CBIZ, Inc., the Guarantors, the several financial institutions from time to time party to the Credit Agreement and Bank of America, N.A., as administrative agent (filed as exhibit 10.9 to the Company’s Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).
10.7	Amended Employment Agreement by and between the Company and Steven L. Gerard (filed as exhibit 99.1 to the Company’s Report on Form 8-K dated February 8, 2007, and incorporated herein by reference).
10.8	Employment Agreement by and between the Company and David J. Sibits, dated April 17, 2007 (filed as exhibit 10.8 to the Company’s Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).
10.9	Amendment No. 3 to Credit Agreement dated as of November 16, 2007, by and among CBIZ, Inc., the several financial institutions from time to time party to the Credit Agreement and Bank of America, N.A., as administrative agent (filed as exhibit 10.1 to the Company’s Report on Form 8-K dated November 16, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Credit Agreement dated as of April 3, 2008, by and among CBIZ. Inc., the several financial institutions from time to time party to the Credit Agreement and Bank of America, N.A., as administrative agent (filed as exhibit 10.1 to the Company’s Report on Form 8-K dated April 3, 2008, and incorporated herein by reference).
10.11	Amendment No. 5 to Credit Agreement dated as of December 10, 2008, by and among CBIZ. Inc., the several financial institutions from time to time party to the Credit Agreement and Bank of America, N.A., as administrative agent (filed as exhibit 10.1 to the Company’s Report on Form 8-K dated December 11, 2008, and incorporated herein by reference).
10.12	Amended Severance Protection Agreement between Jerome P. Grisko and CBIZ, Inc., dated December 31, 2008 (filed as exhibit 99.3 to the Company’s Report on Form 8-K dated December 31, 2008, and incorporated herein by reference).
21.1*	List of Subsidiaries of CBIZ, Inc.
23*	Consent of KPMG LLP
24*	Powers of attorney (included on the signature page hereto).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CBIZ, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBIZ, Inc.
(Registrant)

By	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
March 16, 2009

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

/s/ Steven L. Gerard Steven L. Gerard Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Joseph S. DiMartino Joseph S. DiMartino Director

/s/ Ware H. Grove Ware H. Grove Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Harve A. Ferrill Harve A. Ferrill Director

/s/ Michael H. DeGroote Michael H. DeGroote Director	/s/ Richard C. Rochon Richard C. Rochon Director

/s/ Rick L. Burdick Rick L. Burdick Director	/s/ Todd Slotkin Todd Slotkin Director

/s/ Donald V. Weir Donald V. Weir Director	/s/ Benaree Pratt Wiley Benaree Pratt Wiley Director

CBIZ, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CBIZ, Inc:

We have audited CBIZ, Inc. and subsidiaries (“the Company”) internal control over financial reporting as of December 31, 2008, based on, criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9A of Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Mahoney Cohen & Company CPA, P.C. and Tofias, P.C. on December 31, 2008, and management excluded from its assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, Mahoney Cohen & Company CPA, P.C.’s and Tofias, P.C.’s internal control over financial reporting associated with total assets of $84.8 million included in the consolidated financial statements of the Company as of December 31, 2008. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Mahoney Cohen & Company CPA, P.C. and Tofias, P.C.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CBIZ, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Cleveland, Ohio
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CBIZ, Inc.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company, in 2008, changed its method of accounting for fair value measurements, in 2007, changed its method of accounting for uncertainties in income taxes, and in 2006, changed its method for quantifying errors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sample Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
Cleveland, Ohio
March 16, 2009

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In thousands, except per share data)

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$9,672	$12,144
Restricted cash	15,786	15,402
Accounts receivable, net	130,824	115,333
Notes receivable — current, net	2,133	1,722
Income taxes refundable	3,271	150
Deferred income taxes — current	6,750	5,136
Other current assets	9,880	9,936
Assets of discontinued operations	249	1,858

Current assets before funds held for clients	178,565	161,681
Funds held for clients — current	103,097	88,048

Total current assets	281,662	249,729
Property and equipment, net	30,835	26,279
Notes receivable — non-current, net	927	2,017
Deferred income taxes — non-current, net	5,111	5,300
Goodwill and other intangible assets, net	350,216	268,388
Assets of deferred compensation plan	19,711	22,157
Funds held for clients — non-current	10,024	—
Other assets	4,137	4,122

Total assets	$702,623	$577,992

LIABILITIES
Current liabilities:
Accounts payable	$29,013	$27,293
Accrued personnel costs	40,869	40,281
Notes payable — current	1,064	10,602
Other current liabilities	18,478	13,969
Liabilities of discontinued operations	769	3,460

Current liabilities before client fund obligations	90,193	95,605
Client fund obligations	116,638	88,048

Total current liabilities	206,831	183,653
Convertible notes	100,000	100,000
Bank debt	125,000	30,000
Income taxes payable — non-current	6,797	8,346
Deferred compensation plan obligations	19,711	22,157
Other non-current liabilities	8,767	7,390

Total liabilities	467,106	351,546

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; Shares authorized 250,000; Shares issued 106,789 and 104,151; Shares outstanding 62,472 and 64,637	1,068	1,041
Additional paid-in capital	496,598	477,804
Accumulated deficit	(4,812)	(37,414)
Treasury stock, 44,317 and 39,514 shares	(256,295)	(214,883)
Accumulated other comprehensive loss	(1,042)	(102)

Total stockholders’ equity	235,517	226,446

Total liabilities and stockholders’ equity	$702,623	$577,992

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands, except per share data)

	2008	2007	2006

Revenue	$704,263	$640,315	$583,655
Operating expenses	607,573	560,168	513,265

Gross margin	96,690	80,147	70,390
Corporate general and administrative expenses	28,691	29,462	29,526

Operating income	67,999	50,685	40,864
Other income (expense):
Interest expense	(7,242)	(5,763)	(4,205)
Gain on sale of operations, net	745	144	21
Other income (expense), net	(7,612)	10,589	4,921

Total other income (expense), net	(14,109)	4,970	737
Income from continuing operations before income tax expense	53,890	55,655	41,601
Income tax expense	20,546	22,510	16,488

Income from continuing operations	33,344	33,145	25,113
Loss from operations of discontinued operations, net of tax	(474)	(2,187)	(1,623)
Gain (loss) on disposal of discontinued operations, net of tax	(268)	3,882	911

Net income	$32,602	$34,840	$24,401

Earnings (loss) per share:
Basic:
Continuing operations	$0.54	$0.51	$0.35
Discontinued operations	(0.01)	0.03	(0.01)

Net income	$0.53	$0.54	$0.34

Diluted:
Continuing operations	$0.53	$0.50	$0.34
Discontinued operations	(0.01)	0.03	(0.01)

Net income	$0.52	$0.53	$0.33

Basic weighted average common shares outstanding	61,839	65,061	71,004

Diluted weighted average common shares outstanding	62,572	66,356	73,052

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

							Accumulated
	Issued		Additional				Other
	Common	Common	Paid-In	Accumulated	Treasury	Treasury	Comprehensive
	Shares	Stock	Capital	Deficit	Shares	Stock	Loss	Totals

December 31, 2005	98,381	$984	$450,734	$(94,714)	24,559	$(102,317)	$(26)	$254,661

Cumulative effect of adjustments from the adoption of SAB 108, net of taxes	—	—	—	(2,604)	—	—	—	(2,604)

January 1, 2006	98,381	$984	$450,734	$(97,318)	24,559	$(102,317)	$(26)	$252,057

Comprehensive income:
Net income	—	—	—	24,401	—	—	—	24,401
Foreign currency translation	—	—	—	—	—	—	(43)	(43)

Total comprehensive income								24,358
Share repurchases	—	—	—	—	9,731	(74,515)	—	(74,515)
Restricted stock	151	1	(1)	—	—	—	—	—
Stock options exercised	2,552	26	5,660	—	—	—	—	5,686
Share-based compensation	—	—	1,940	—	—	—	—	1,940
Tax benefit from employee share plans	—	—	3,003	—	—	—	—	3,003
Business acquisitions	607	6	3,997	—	—	—	—	4,003
Other	63	1	(14)	—	48	59	—	46

December 31, 2006	101,754	$1,018	$465,319	$(72,917)	34,338	$(176,773)	$(69)	$216,578

Adoption of FASB Interpretation No. 48	—	—	—	663	—	—	—	663

January 1, 2007	101,754	$1,018	$465,319	$(72,254)	34,338	$(176,773)	$(69)	$217,241

Comprehensive income:
Net income	—	—	—	34,840	—	—	—	34,840
Foreign currency translation	—	—	—	—	—	—	(45)	(45)
Unrealized gains on available for sale securities, net of tax	—	—	—	—	—	—	12	12

Total comprehensive income								34,807
Share repurchases	—	—	—	—	5,176	(38,110)	—	(38,110)
Restricted stock	243	2	(2)	—	—	—	—	—
Stock options exercised	2,007	20	4,679	—	—	—	—	4,699
Share-based compensation	—	—	2,294	—	—	—	—	2,294
Tax benefit from employee share plans	—	—	2,998	—	—	—	—	2,998
Business acquisitions	281	3	2,512	—	—	—	—	2,515
Other	(134)	(2)	4	—	—	—	—	2

December 31, 2007	104,151	$1,041	$477,804	$(37,414)	39,514	$(214,883)	$(102)	$226,446

Comprehensive income:
Net income	—	—	—	32,602	—	—	—	32,602
Foreign currency translation	—	—	—	—	—	—	(63)	(63)
Unrealized losses on available for sale securities, net of income tax benefit of $442	—	—	—	—	—	—	(670)	(670)
Unrealized losses on interest rate swap, net of income tax benefit of $121	—	—	—	—	—	—	(207)	(207)

Total comprehensive income								31,662
Share repurchases	—	—	—	—	4,803	(41,412)	—	(41,412)
Restricted stock	318	4	(4)	—	—	—	—	—
Stock options exercised	1,135	11	4,086	—	—	—	—	4,097
Share-based compensation	—	—	3,740	—	—	—	—	3,740
Tax benefit from employee share plans	—	—	1,797	—	—	—	—	1,797
Business acquisitions	1,185	12	9,175	—	—	—	—	9,187

December 31, 2008	106,789	$1,068	$496,598	$(4,812)	44,317	$(256,295)	$(1,042)	$235,517

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	2008	2007	2006

Cash flows from operating activities:
Net income	$32,602	$34,840	$24,401
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations of discontinued operations, net of tax	474	2,187	1,623
Gain on sale of long-term investment	(796)	(7,259)	—
(Gain) loss on disposal of discontinued operations, net of tax	268	(3,882)	(911)
Gain on sale of operations, net	(745)	(144)	(21)
Asset impairments	2,251	524	—
Provision for credit losses and bad debt, net of recoveries	6,812	3,864	3,334
Notes payable extinguishment	(65)	(65)	(65)
Depreciation and amortization expense	15,111	13,535	14,101
Deferred income taxes	(1,045)	322	(2,126)
Excess tax benefits from share based payment arrangements	(1,797)	(2,998)	(3,003)
Employee stock awards	3,740	2,294	1,940
Changes in assets and liabilities, net of acquisitions and divestitures
Restricted cash	(384)	2,105	(7,516)
Accounts receivable, net	(15,135)	(12,168)	(11,746)
Other assets	1,572	(59)	932
Accounts payable	1,269	(1,271)	1,662
Income taxes	(2,843)	(2,726)	4,879
Accrued personnel costs	(509)	3,104	247
Other liabilities	3,745	118	(732)

Net cash provided by continuing operations	44,525	32,321	26,999
Operating cash flows (used in) provided by discontinued operations	(3,456)	(2,191)	1,217

Net cash provided by operating activities	41,069	30,130	28,216

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(96,821)	(58,186)	(22,090)
Acquisition of other intangible assets	(1,615)	(1,613)	(2,425)
Proceeds from sale of investment	796	7,864	—
Proceeds from sales of divested and discontinued operations	5,412	28,463	7,346
Additions to notes receivable	(660)	(100)	—
Payments received on notes receivable	636	272	1,895
Additions to property and equipment, net	(8,130)	(6,111)	(6,076)
Investing cash flows used in discontinued operations	—	(476)	(514)

Net cash used in investing activities	(100,382)	(29,887)	(21,864)

Cash flows from financing activities:
Proceeds from convertible notes	—	—	100,000
Proceeds from bank debt	353,175	284,485	144,000
Payment of bank debt	(258,175)	(254,485)	(176,200)
Payment of acquired debt	(1,544)	—	—
Payment of notes payable and capitalized leases, net	(428)	(531)	(664)
Deferred financing costs	(669)	(126)	(3,600)
Payment for acquisition of treasury stock	(41,412)	(38,110)	(74,515)
Proceeds from exercise of stock options	4,097	4,699	5,686
Excess tax benefit from exercise of stock awards	1,797	2,998	3,003

Net cash provided by (used in) financing activities	56,841	(1,070)	(2,290)

Net (decrease) increase in cash and cash equivalents	(2,472)	(827)	4,062
Cash and cash equivalents at beginning of year	12,144	12,971	8,909

Cash and cash equivalents at end of year	$9,672	$12,144	$12,971

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, provides professional business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ manages and reports its operations along four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”) and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 23.

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries (“CBIZ”). All intercompany accounts and transactions have been eliminated in consolidation.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, as amended, CBIZ has determined that its relationship with certain Certified Public Accounting (“CPA”) firms with whom we maintain administrative service agreements (“ASAs”) qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ.

The CPA firms with which CBIZ maintains administrative service agreements may operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the ASAs nor the providing of services there under is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of their respective services.

Fees earned by CBIZ under the ASAs are recorded as revenue (at net realizable value) in the consolidated statements of operations. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis. Although the administrative service agreements do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management’s estimates and assumptions include, but are not limited to, estimates of collectibility of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, accrued liabilities (such as incentive compensation, self-funded health insurance accruals, legal reserves and consolidation and integration reserves), income taxes and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2007 and 2006 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adjustment to Retained Earnings — Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was adopted by CBIZ for its fiscal year ended December 31, 2006.

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

In accordance with the transition provisions of SAB 108, CBIZ recorded adjustments totaling $2.6 million which increased beginning accumulated deficit for the year ended December 31, 2006. These adjustments were considered to be immaterial to our consolidated statements of operations in prior years, under the “roll-over” method.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term highly liquid investments with an original maturity of three months or less at the date of purchase.

Restricted Cash

Funds held by CBIZ in relation to its capital and investment advisory services are recorded in restricted cash, as those funds are restricted in accordance with applicable Financial Industry Regulatory Authority (“FINRA”) regulations. Funds on deposit from clients in connection with the pass-through of insurance premiums to the carrier are also recorded in restricted cash; the related liability for these funds is recorded in accounts payable.

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

Funds held for clients are reported as current and non-current assets, as appropriate, based upon characteristics of the underlying investments, and Client fund obligations are reported as current liabilities. If the par value of investments held does not approximate fair value, the balance in Funds held for clients may not be equal to the balance in Client fund obligations. The amount of collected but not yet remitted funds may vary significantly during the year.

Funds held for clients include cash, overnight investments and Auction Rate Securities (“ARS”). ARS are classified as available for sale securities in accordance with FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. See Note 6 for further discussion of ARS.

Derivative Instruments and Hedging Activities

CBIZ records derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended by SFAS 137, SFAS 138 and SFAS 149. Derivatives are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respective derivative instruments and whether they qualify for hedge accounting. See Note 6 for further discussion of derivative instruments.

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

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. Goodwill is tested for impairment annually during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, CBIZ would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value.

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

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective January 1, 2007, CBIZ adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48, as amended, clarifies the accounting for uncertainty in income tax positions and requires applying a “more likely than not” threshold to the recognition of tax positions based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 resulted in a $0.7 million decrease in the total liability for unrecognized tax benefits, which was recorded as an adjustment reducing the January 1, 2007 accumulated deficit. See Note 8 for further discussion of FIN 48.

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

Certain of our client arrangements encompass multiple deliverables. CBIZ accounts for these arrangements in accordance with Emerging Issues Task Force No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). If the deliverables meet the criteria as outlined in EITF 00-21, the deliverables are divided into separate units of accounting and revenue is allocated to the deliverables based on their relative fair values. Revenue for each unit is recognized separately in accordance with CBIZ’s revenue recognition policy for each unit. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and evaluated for appropriate accounting treatment based upon the underlying facts and circumstances.

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

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	Payroll — Revenue related to payroll processing fees is recognized when the actual payroll processing occurs. Revenue related to investment income earned on payroll funds is based upon actual amounts earned on those funds, is recognized in the period that the income is earned, and was $1.8 million, $1.8 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medical Management Professionals — Revenue is primarily related to fees charged to clients for billing, collection and full-practice management services, which are typically charged to clients based upon a percentage of net collections on our clients’ patient accounts or as a fee per transaction processed. Revenue also relates to fees charged to clients for statement mailing services. The revenue recognition as it pertains to each of these arrangements is as follows:

•	Fee income — For those arrangements where fees to clients are determined based upon a percentage of net collections, revenue is determinable, earned and recognized when payments are received by our clients on their patient accounts. For those arrangements where clients are charged a fee for each transaction processed, revenue is typically recognized proportionately over a predetermined service period.

•	Statement mailing services — Revenues for statement mailing services are recognized when statements are processed and mailed.

National Practices — The business units that comprise the National Practices group offer a variety of services. A description of revenue recognition associated with the primary services is provided below.

Technology Consulting — Revenue consists of consulting services and sales of hardware, software and service agreement contracts.

•	Consulting Services — Consulting services primarily relate to the maintenance and repair of hardware. These services are charged to customers based upon time and material, cost-plus an agreed-upon markup percentage, or a predetermined agreed-upon fixed fee. Revenue related to consulting services is recognized as services are performed or upon acceptance by the client, depending on the client contract terms.

•	Service Agreement Contracts — Revenue associated with service agreement contracts is recognized on a straight line basis over the period of the agreement.

•	Hardware — Revenue associated with hardware sales is recognized upon delivery and acceptance of the product.

•	Software, Post Contract Support and Installation Services — CBIZ is a re-seller of software and post contract support (“PCS”) that is provided by software vendors. CBIZ also provides installation and implementation services that generally do not involve significant production or modification of software. Revenue related to software, PCS and installation services is recognized in accordance with SOP 97-2.

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

Mergers & Acquisitions — Clients are billed monthly for non-refundable retainer fees, or upon the completion of a transaction (success fees). Revenue associated with non-refundable retainer fees is recognized on a straight-line basis over the life of the engagement, as services are performed throughout the term of the contract period of the arrangement. Revenue associated with success fee transactions is recognized when the transaction is completed.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Expenses

Operating expenses represent costs of service and other costs incurred to operate our business units and are primarily comprised of personnel costs and occupancy related expenses. Personnel costs include base compensation, commissions, payroll taxes, income or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include stock-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized. Total personnel costs were $438.2 million, $408.7 million and $373.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $40.3 million, $36.8 million and $35.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Rent expense under such leases is recognized in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). SFAS No. 13 requires lessees to record rent expense evenly throughout the term of the lease obligation when the lease commitment is a known amount, but allows for rent expense to be recorded on a cash basis when future rent payments under the obligation are unknown because the rent escalations are tied to factors that are not currently measurable (such as increases in the consumer price index). Differences between rent expense recognized and the cash payments required under operating lease obligations are recorded in the consolidated balance sheets as other current or non-current liabilities as appropriate.

CBIZ may receive incentives to lease office facilities in certain areas. In accordance with SFAS No. 13, such incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term.

Stock-Based Awards

CBIZ accounts for stock-based awards under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors to be based on their fair values. Accordingly, CBIZ recognizes stock-based compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of up to five years. Stock-based compensation expense is recorded in the consolidated statements of operations as operating expenses or corporate general and administrative expenses, depending on where the respective individual’s compensation is recorded.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, b) recognizes and measures the goodwill acquired, and c) determines what information to disclose. SFAS No. 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition, and that changes in acquired tax contingencies, including those existing at the date of adoption, be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The adoption of

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 141R will result in increased volatility in CBIZ’s results of operations and effective tax rate to the extent that uncertain tax positions related to prior acquisitions are resolved more or less favorably than originally estimated. Additionally, CBIZ’s results of operations will be impacted by the requirement that acquisition costs that were previously capitalized be expensed as incurred. Any business combination closed after December 31, 2008 may have a significantly different impact on CBIZ’s financial position and result of operations compared with its impact as recorded under SFAS No. 141, depending on the terms of acquisition. See Note 8 for further discussion of uncertain tax positions related to prior acquisitions.

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

FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and will impact the accounting associated with CBIZ’s $100.0 million convertible senior subordinated notes (described in Note 9). The provisions of APB 14-1 must be applied retrospectively to all periods presented and will result in a reduction in the carrying value of convertible notes, and increases to stockholders’ equity and interest expense from what has been reported in historical financial statements. The additional interest expense required under FSP APB 14-1 is a non-cash expense and thus will not impact total operating, investing or financing cash flows.

Had the provisions of FSP APB 14-1 been applied to the years ended December 31, 2008 and 2007, the carrying amount of convertible notes would have been reduced to approximately $89.9 million and $86.2 million, respectively, and stockholders’ equity at December 31, 2008 and 2007 would have increased to approximately $241.4 million and $234.5, respectively.

The following table illustrates how the adoption of FSP APB 14-1 would affect CBIZ’s Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data).

	As Reported			Pro Forma
	2008	2007	2006	2008	2007	2006

Interest Expense	$7,242	$5,763	$4,205	$10,787	$9,038	$6,004

Net Income	$32,602	$34,840	$24,401	$30,404	$32,810	$23,286

Earnings Per Share — Basic	$0.53	$0.54	$0.34	$0.49	$0.50	$0.33
Earnings Per Share — Diluted	$0.52	$0.53	$0.33	$0.49	$0.49	$0.32

For the year ended December 31, 2009, pre-tax interest expense for CBIZ’s $100.0 million convertible senior subordinated notes is estimated to be $7.6 million, comprised of $3.1 million related to the 3.125% coupon rate and $4.5 million in non-cash interest expense.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Accounts Receivable, Net

Accounts receivable balances at December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007

Trade accounts receivable	$113,549	$98,881
Unbilled revenue	23,981	21,572
Other accounts receivable	1,873	712

Total accounts receivable	139,403	121,165
Allowance for doubtful accounts	(8,579)	(5,832)

Accounts receivable, net	$130,824	$115,333

3.	Notes Receivable, Net

Notes receivable balances, net of allowances of $0.3 million at December 31, 2008 and 2007, respectively, were as follows (in thousands):

	2008	2007

Current
Notes in lieu of cash as consideration for the sale of operations	$1,179	$863
Other	954	859

Total notes receivable — current, net	2,133	1,722
Non-Current
Notes in lieu of cash as consideration for the sale of operations	411	1,203
Other	516	814

Total notes receivable — non-current, net	927	2,017

Notes receivable, net	$3,060	$3,739

4.	Property and Equipment, Net

Property and equipment, net at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007

Buildings and leasehold improvements	$16,467	$13,592
Furniture and fixtures	23,673	20,720
Capitalized software	40,974	39,744
Equipment	18,346	17,376

Total property and equipment	99,460	91,432
Accumulated depreciation and amortization	(68,625)	(65,153)

Property and equipment, net	$30,835	$26,279

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006

Operating expenses	$6,346	$5,626	$5,862
Corporate general and administrative expenses	878	2,031	3,705

Total depreciation and amortization expense	$7,224	$7,657	$9,567

Included in total depreciation and amortization expense is amortization of capitalized software of $2.6 million, $3.4 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2007, CBIZ recorded an impairment charge of approximately $0.5 million to write down certain internally developed software to its net realizable value. This charge was recorded in the Medical Management Professionals practice group and is included in operating expenses.

5.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007

Goodwill	$260,535	$213,511
Intangibles:
Client lists	103,812	63,234
Other intangibles	8,990	8,125

Total intangibles	112,802	71,359

Total goodwill and other intangibles assets	373,337	284,870
Accumulated amortization:
Client lists	(20,575)	(14,269)
Other intangibles	(2,546)	(2,213)

Total accumulated amortization	(23,121)	(16,482)

Goodwill and other intangible assets, net	$350,216	$268,388

Goodwill

Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2008 and 2007 were as follows (in thousands):

			Medical
	Financial	Employee	Management	National	Total
	Services	Services	Professionals	Practices	Goodwill

December 31, 2006	$99,103	$49,659	$21,279	$2,121	$172,162
Additions	6,576	1,908	32,440	628	41,552
Divestitures	(203)	—	—	—	(203)

December 31, 2007	$105,476	$51,567	$53,719	$2,749	$213,511
Additions	36,093	8,926	2,701	(22)	47,698
Divestitures	—	(674)	—	—	(674)

December 31, 2008	$141,569	$59,819	$56,420	$2,727	$260,535

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Businesses acquired during 2008 resulted in additions to goodwill of approximately $42.9 million, of which $35.4 million was recorded in the Financial Services practice group related to the acquisitions of Mahoney Cohen & Company and Tofias PC on December 31, 2008. The remaining increase in goodwill during 2008 was a result of contingent purchase price earned by businesses acquired in prior years. Refer to Note 20 for further discussion of acquisition activities.

As further described in Notes 1 and 21, CBIZ has reclassified prior period financial statements and disclosures to reflect discontinued operations. As a result of the 2008 divestiture activity, a total of $0.6 million of goodwill from the Financial Services practice group was reclassified to assets of discontinued operations as of December 31, 2007 and 2006, and is not reflected in the table above. Assets of discontinued operations at December 31, 2007 included $0.6 million of goodwill. At December 31, 2008, there was no goodwill in assets of discontinued operations.

Client Lists and Other Intangibles

At December 31, 2008, the weighted average amortization period remaining for total intangible assets was 8.4 years. Client lists are amortized over their expected periods of benefit not to exceed ten years, and had a weighted-average amortization period of 8.6 years remaining at December 31, 2008. Other intangibles, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years, and had a weighted- average amortization period of 6.1 years remaining at December 31, 2008. Amortization expense related to client lists and other intangible assets for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006

Operating expenses	$7,691	$5,659	$4,316
Corporate general and administrative expenses	196	219	218

Total amortization expense	$7,887	$5,878	$4,534

Amortization expense for existing client lists and other intangible assets for each of the next five years ended December 31 is estimated to be (in thousands):

2009	$11,853

2010	$11,574

2011	$11,364

2012	$10,630

2013	$9,837

Future amortization expense excludes the impact of events that may occur subsequent to December 31, 2008, including acquisitions, divestitures and additional purchase price that may be earned in connection with acquisitions that occurred prior to December 31, 2008.

6.	Financial Instruments

The carrying amounts of CBIZ’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates. At December 31, 2008, the fair value of CBIZ’s $100.0 million convertible senior subordinated notes (“Notes”) was approximately $87.8 million, based upon quoted market prices. Since the Notes have a fixed interest rate and a conversion feature which is based upon the market value of CBIZ’s common stock, the fair value of the Notes will fluctuate as market rates of interest and the market value of CBIZ’s common stock fluctuate.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Auction Rate Securities

As a result of liquidity issues experienced in the credit and capital markets, CBIZ’s ARS experienced failed auctions during the year ended December 31, 2008 and one of the investments was downgraded below the minimum rating required by the Company’s investment policy. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of our investments in ARS no longer approximates their face value.

At December 31, 2008, CBIZ had three outstanding investments in ARS with par values totaling $13.4 million and fair values totaling $10.0 million. The declines in fair values of two of the ARS are currently considered to be temporary. These declines in fair value totaled $1.1 million at December 31, 2008 and are recorded as unrealized losses in accumulated other comprehensive loss, after tax benefit. ARS with temporary declines in fair value are classified as “Funds held for clients — non-current” in the consolidated balance sheets, as CBIZ intends and has the ability to hold these investments until anticipated recovery of par value occurs.

The decline in fair value for the remaining ARS was determined to be other-than-temporary. Accordingly, CBIZ recorded an impairment charge totaling $2.3 million for the year ended December 31, 2008, which is included in “Other income (expense), net” in the accompanying consolidated statements of operations. The fair value of this ARS is recorded in “Funds held for clients — non-current” in the accompanying consolidated balance sheets.

At December 31, 2007, the fair value of our investments in ARS approximated face value and totaled $22.5 million. These ARS were recorded as “Funds held for clients — current” in the consolidated balance sheets. There were no impairment charges recorded for our investments in ARS during the years ended December 31, 2007 or 2006.

Interest Rate Swap

Effective in January, 2008, CBIZ entered into a two-year, zero-cost interest rate swap (“swap”) for the purpose of managing cash flow and interest rate variability on a portion of outstanding borrowings under CBIZ’s unsecured credit facility (“credit facility”). CBIZ does not enter into derivative instruments for trading or speculative purposes.

Under the terms of the swap agreement, CBIZ pays interest at a fixed rate plus an applicable margin under the credit agreement, and receives or pays interest that varies with one-month LIBOR. Interest is calculated by reference to the $10.0 million notional amount of the swap and payments are exchanged each month. During the year ended December 31, 2008, CBIZ recorded additional interest expense of approximately $0.1 million related to the swap agreement.

CBIZ designated the swap as a cash flow hedge and accordingly, the interest rate swap is recorded as either an asset or liability in the consolidated balance sheets at fair value. Changes in fair value are recorded as a component of accumulated other comprehensive loss in stockholders’ equity, net of tax, to the extent the swap is effective. Amounts recorded to accumulated other comprehensive loss are reclassified to interest expense as interest on the hedged borrowings is recognized. Net amounts due related to the swap are recorded as adjustments to interest expense when earned or payable. Any ineffective portion of the swap is recorded to interest expense.

The fair value of the swap is included in “other non-current liabilities” in the consolidated balance sheets and was $0.3 million at December 31, 2008. Fair value represents the amount that CBIZ would have to pay to terminate the swap agreement at the reporting date. Over the next 12 months, CBIZ expects to reclassify approximately

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.3 million of deferred losses from accumulated other comprehensive loss to interest expense as related interest payments that are being hedged are recognized.

The swap is assessed for effectiveness on a quarterly basis and continues to qualify for hedge accounting. If the swap were to be de-designated as a hedge, it would be accounted for as a financial instrument used for trading. There was no ineffectiveness for the year ended December 31, 2008.

7.	Fair Value Measurements

Effective January 1, 2008, CBIZ adopted the provision of SFAS No. 157 for measuring and reporting financial assets and liabilities in the Company’s financial statements. In February 2008, the FASB issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, CBIZ did not apply the provisions of SFAS No. 157 to long-lived assets, goodwill and other intangible assets that are measured for impairment testing purposes.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table summarizes CBIZ’s assets and liabilities at December 31, 2008 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		December 31, 2008 with
	Portion of	Quoted Prices
	Carrying Value	in Active	Significant
	Measured at	Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets of deferred compensation plan	$19,711	$19,711	$—	$—
Auction rate securities	$10,024	$—	$—	$10,024
Interest rate swap	$(328)	$—	$(328)	$—

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the year ended December 31, 2008 (pre-tax basis, in thousands):

Auction Rate
Securities

Beginning balance — January 1, 2008	$—
Transfers into Level 3	21,420
Redemption of securities	(8,040)
Impairment recorded in operations	(2,251)
Unrealized losses included in accumulated other Comprehensive loss	(1,105)

Ending balance — December 31, 2008	$10,024

Due to liquidity issues in the ARS market and because quoted prices from broker-dealers were unavailable for CBIZ’s ARS, the majority of the investments in ARS were transferred from Level 2 to Level 3 during the year ended December 31, 2008. Subsequent to the initial transfer into Level 3, securities totaling $8.0 million were redeemed by the issuer. For the remaining ARS, a fair value assessment was performed in accordance with SFAS No. 157. The assessment was performed on each security based on a discounted cash flow model utilizing various assumptions that included maximum interest rates for each issue, probabilities of successful auctions, failed auctions or default, the timing of cash flows, the quality and level of collateral of the securities, and the rate of recovery from bond insurers in the event of default. According to the fair value analysis, it was determined that one ARS issue was unlikely to recover its par value and therefore an other-than-temporary impairment of $2.3 million was recorded in the consolidated statements of operations for the year ended December 31, 2008.

Based on the fair value analysis, it was determined that the fair value of the remaining securities was 86.8% of par value, resulting in a temporary impairment of $1.1 million at December 31, 2008. For these remaining securities, CBIZ determined that the impairment is temporary due to dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuers’ ability to refinance if necessary. In addition, CBIZ has sufficient liquidity in its client fund assets to fund client obligations and CBIZ does not anticipate that the current lack of liquidity of these investments will affect its ability to conduct business. Therefore, CBIZ has the ability and intent to hold ARS until anticipated recovery in value occurs. The decline in fair value has been recorded as an unrealized loss in accumulated other comprehensive loss, net of income taxes.

8.	Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2008	2007	2006

United States	$53,685	$55,472	$41,388
Foreign (Canada)	205	183	213

Total	$53,890	$55,655	$41,601

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006

Continuing operations:
Current:
Federal	$19,276	$19,739	$16,312
Foreign	(8)	64	—
State and local	2,941	3,500	2,637

Total	22,209	23,303	18,949
Deferred:
Federal	(1,974)	(756)	(2,438)
Foreign	—	68	35
State and local	311	(105)	(58)

Total	(1,663)	(793)	(2,461)

Total income tax expense from continuing operations	20,546	22,510	16,488

Discontinued operations:
Operations of discontinued operations:
Current	(762)	(1,184)	(1,151)
Deferred	618	94	256

Total	(144)	(1,090)	(895)
Gain on sale of discontinued operations:
Current	162	6,266	737
Deferred	—	1,021	79

Total	162	7,287	816

Total income tax expense from discontinued operations	18	6,197	(79)

Total income tax expense	$20,564	$28,707	$16,409

The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2008	2007	2006

Tax at statutory rate (35%)	$18,862	$19,479	$14,560
State taxes (net of federal benefit)	2,160	2,249	1,754
Tax-exempt interest	(590)	(672)	(583)
Business meals and entertainment — non-deductible	734	782	704
Other, net	(620)	672	53

Provision for income taxes from continuing operations	$20,546	$22,510	$16,488

Effective income tax rate	38.1%	40.4%	39.6%

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax benefits associated with the exercise of non-qualified stock options and restricted stock awards and reflected in additional paid-in-capital were $1.8 million for the year ended December 31, 2008 and $3.0 million for each of the years ended December 31, 2007 and 2006.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007, were as follows (in thousands):

	2008	2007

Deferred Tax Assets:
Net operating loss carryforwards	$5,197	$5,109
Allowance for doubtful accounts	2,506	2,233
Employee benefits and compensation	16,524	12,478
Lease costs	3,076	3,381
State tax credit carryforwards	3,264	3,544
Asset impairments	1,342	—
Other deferred tax assets	2,316	2,128

Total gross deferred tax assets	34,225	28,873
Less: valuation allowance	(4,747)	(3,824)

Total deferred tax assets, net	$29,478	$25,049

Deferred Tax Liabilities:
Property and equipment depreciation	$1,927	$1,577
Accrued interest	6,189	3,622
Client list amortization	7,210	8,327
Goodwill and other intangibles	1,456	714
Other deferred tax liabilities	835	373

Total gross deferred tax liabilities	$17,617	$14,613

Net deferred tax asset	$11,861	$10,436

CBIZ has established valuation allowances for portions of the state net operating loss (“NOL”) carryforwards and state income tax credit carryforwards at December 31, 2008 and December 31, 2007. The net change in the valuation allowance for the year ended December 31, 2008 was primarily related to changes in the valuation allowances for state NOL carryforwards. The net decrease in the valuation allowance for the year ended December 31, 2007 of $2.5 million was primarily due to the expiration of foreign NOL carryforwards and changes in the valuation allowances for state NOL carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not they will be realized. In making such a determination, we consider all available positive and negative evidence, including projected future taxable income, scheduled reversal of deferred tax liabilities, historical financial operations and tax planning strategies. Based upon review of these items, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the existing valuation allowances.

CBIZ and its subsidiaries file income tax returns in the United States, Canada, and most state jurisdictions. In July 2008, the Internal Revenue Service completed its examination of the Company’s federal income tax returns for the years 2003 through 2006. The Company paid $0.9 million during 2008 to settle the audits. CBIZ’s federal income tax returns for years ending prior to January 1, 2005 are no longer subject to examination. With limited exceptions, CBIZ’s state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2004 and January 1, 2003, respectively.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOL carryforwards at December 31, 2008 and 2007 were as follows (in thousands):

	NOL Carryforwards		Deferred Tax Benefit		Expiration
	2008	2007	2008	2007	Dates

U.S. NOL’s	$3,505	$5,545	$1,227	$1,941	Various (1)
State NOL’s	$83,481	$68,695	3,970	3,168	Various

Total NOL’s			5,197	5,109
NOL valuation allowances			(3,860)	(3,042)

Net NOL’s			$1,337	$2,067

(1)	Of the 2007 U.S. NOL balance of $5.5 million, approximately $2.1 million was utilized during 2008. Of the $3.5 million balance at December 31, 2008, approximately $2.4 million expires in 2022 and $1.1 million in 2027.

The availability of NOL’s is reported as deferred tax assets, net of applicable valuation allowances, in the accompanying consolidated balance sheets. During 2007, the Company acquired $5.5 million of federal NOL carryforwards with its acquisition of Healthcare Business Resources, Inc. Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of our domestic net operating loss related to this acquisition may be limited in future periods.

Effective January 1, 2007, CBIZ adopted FIN 48, which clarifies the accounting for uncertainty in income tax positions and requires applying a “more likely than not” threshold to the recognition of tax positions based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2007	$7,390
Additions for tax positions of the current year	253
Additions for tax positions of prior years	192
Reductions for tax positions of prior years	(689)
Reclassification from other liabilities	265
Changes in judgment	(92)
Settlements	(339)
Lapse of statutes of limitation	(726)

Balance at December 31, 2008	$6,254

Included in the balance of unrecognized tax benefits at December 31, 2008, are $5.3 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. This amount includes $3.8 million related to the 2007 acquisition noted above that, pursuant to the adoption of SFAS No. 141R, would affect the effective tax rate if recognized. See Note 1 for further discussion of SFAS No. 141R.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. CBIZ expects reductions in the liability for unrecognized tax benefits of approximately $0.3 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, we are unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.

CBIZ recognizes interest income, interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. During 2007 the Company accrued interest expense of $0.4 million and, as of December 31, 2007, had recognized a liability for interest expense and penalties of $1.2 million and $0.2 million, respectively, relating to unrecognized tax benefits. During 2008, the Company accrued interest expense of $0.3 million and, as of December 31, 2008, had recognized a liability for interest expense and penalties of $0.7 million and $0.1 million, respectively, relating to unrecognized tax benefits.

9.	Borrowing Arrangements

Convertible Senior Subordinated Notes

CBIZ had $100.0 million in convertible senior subordinated notes (“Notes”) outstanding at December 31, 2008 and 2007. The Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.

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

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank Debt

CBIZ maintains a $214.0 million unsecured credit facility with Bank of America as agent bank for a group of six participating banks. The credit facility has a letter of credit sub-facility and matures in November 2012. On April 3, 2008, Amendment No. 4 to the credit facility increased the commitment from $100.0 million to $150.0 million by exercising the existing $50.0 million accordion. On December 10, 2008, Amendment No. 5 to the credit facility increased the commitment from $150.0 million to $214.0 million, added a sixth lender to the bank group, provided additional flexibility regarding other indebtedness baskets, and provided an accordion feature to increase the credit facility to $250.0 million.

The balance outstanding under the credit facility was $125.0 million and $30.0 million at December 31, 2008 and 2007, respectively. Rates for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007

Weighted average rates	4.80%	7.05%

Range of effective rates	2.97% - 7.25%	6.09% - 8.25%

CBIZ had approximately $71.0 million of available funds under the credit facility at December 31, 2008. Total availability is reduced by letters of credit and obligations determined to be “other indebtedness” in accordance with the terms of the credit facility.

The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. Under the credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee of 40.0 to 50.0 basis points is charged on the unused portion of the facility.

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

There are no limitations on CBIZ’s ability to acquire businesses or repurchase CBIZ common stock provided that the Leverage Ratio is less than 2.0. The Leverage Ratio is calculated as total debt (excluding the convertible senior subordinated notes) compared to EBITDA as defined by the credit facility.

10.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2008 and 2007 were as follows: (in thousands):

	2008	2007

Net unrealized gains (losses) on available-for- sale securities, net of income tax benefits of $442 and $0, respectively	$(658)	$12
Net unrealized loss on interest rate swap, net of income tax benefits of $121	(207)	—
Foreign currency translation	(177)	(114)

Accumulated other comprehensive loss	$(1,042)	$(102)

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Lease Commitments

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Future minimum cash commitments under operating leases as of December 31, 2008 were as follows (in thousands):

	Gross
Years Ended	Operating Lease		Net Operating Lease
December 31,	Commitments(1)	Sub-Leases(2)	Commitments(1)

2009	$37,351	$2,306	$35,045
2010	32,889	1,677	31,212
2011	28,118	1,676	26,442
2012	24,163	1,615	22,548
2013	18,925	1,208	17,717
Thereafter	54,611	2,483	52,128

Total	$196,057	$10,965	$185,092

(1)	Includes lease commitments accrued in the consolidation and integration reserve (further disclosed in Note 13) as of December 31, 2008.

(2)	A substantial portion of the sub-leases relate to restructuring lease obligations, and are reflected in the consolidation and integration reserve as further described in Note 13.

Rent expense for continuing operations (excluding consolidation and integration charges) incurred under operating leases was $36.1 million, $34.0 million and $32.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense does not necessarily reflect cash payments, as further described under “Operating Leases” in Note 1.

Capital Leases

CBIZ leases furniture and fixtures for certain office facilities under various capital lease agreements. Property acquired under capital lease agreements and recorded as “property and equipment, net” in the consolidated balance sheets at December 31, 2008 and 2007 was as follows (in thousands):

	2008	2007

Furniture and fixtures	$2,928	$2,613
Accumulated depreciation	(1,311)	(1,039)

Furniture and fixtures, net	$1,617	$1,574

Depreciation of furniture and fixtures acquired under capital lease agreements is recorded in “operating expenses” in the consolidated statements of operations. At December 31, 2008 and 2007, current capital lease obligations totaled $0.2 million and $0.4 million and non-current capital lease obligations totaled $0.2 million and $0.1 million, respectively. These obligations are recorded as “other current liabilities” and “other non-current liabilities” in the accompanying consolidated balance sheets, as appropriate.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under capital leases and the present value of such payments at December 31, 2008 were as follows (in thousands):

Years Ended December 31,

2009	$259
2010	160
Thereafter	—

Total minimum lease payments	419
Less imputed interest	(33)

Present value of minimum lease payments	$386

12.	Commitments and Contingencies

Acquisitions

The purchase price that CBIZ pays for businesses and client lists generally consist of two components: an up-front non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists actual future performance. Non-contingent purchase price is recorded at the date of acquisition and contingent purchase price is recorded as it is earned. Shares of CBIZ common stock that are part of many acquisition transactions may be contractually restricted from sale for periods up to two years. Acquisitions are further disclosed in Note 20.

Indemnifications

CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2008, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2008, 2007 and 2006, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $4.6 million and $3.7 million at December 31, 2008 and 2007, respectively. In addition, CBIZ provides

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at December 31, 2008 and 2007 was $1.7 million and $1.4 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.2 million and $1.4 million at December 31, 2008 and 2007, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

Self-Funded Health Insurance

Effective January 1, 2008, CBIZ converted its comprehensive employee health benefit plan from a fully-insured plan to a self-funded program. Total expenses under this program are limited by stop-loss coverages on both individually large claims as well as an overall aggregate amount of claims. A third party administrator processes claims and payments, but does not assume liability for benefits payable under this plan. CBIZ assumes responsibility for funding the plan benefits out of general assets, however, employees contribute to the costs of covered benefits through premium charges, deductibles and co-pays.

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

13.	Consolidation and Integration Reserve

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

During the years ended December 31, 2008 and 2007, there were no significant consolidation and integration initiatives. The charges against income during 2008 and 2007 related to the net present value of interest and changes in assumptions for spaces under sub-lease. Additionally, as a result of divestiture activity during 2007, facilities in

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New York were vacated and the related consolidation and integration charges were recorded against gain (loss) on sale of discontinued operations, net of tax, in the consolidated statements of operations.

Consolidation and integration reserve balances at December 31, 2008, 2007 and 2006, represent the net present value of future lease obligations, net of expected sub-lease payments. Activity during the years ended December 31, 2008 and 2007 was as follows (in thousands):

Consolidation
and Integration
Reserve

Reserve balance at December 31, 2006	$2,312
Adjustments against income(1)	1,968
Adjustments against gain on sale of discontinued operations(2)	1,606
Payments(3)	(1,758)

Reserve balance at December 31, 2007	4,128
Adjustments against income(1)	1,081
Payments(3)	(3,509)

Reserve balance at December 31, 2008.	$1,700

(1)	Adjustments against income are included in “operating expenses” in the accompanying consolidated statements of operations.

(2)	Adjustments against gain on sale of discontinued operations are reported in “Gain (loss) on sale of discontinued operations, net of tax” in the accompanying consolidated statements of operations.

(3)	Payments are net of sub-lease payments received.

Cash commitments required under these obligations are included in the schedule of future minimum cash commitments in Note 11. Determination of the consolidation and integration reserve includes significant judgment and estimates by management, primarily with respect to CBIZ’s ability to sublease vacated space. Actual results could differ from those estimates.

Consolidation and integration charges incurred during the years ended December 31, 2008, 2007 and 2006, and recorded as operating expenses in the consolidated statements of operations were as follows (in thousands):

	2008	2007	2006

Lease consolidation and abandonment	$1,081	$1,968	$1,271
Severance and other consolidation expenses	203	208	111

Total consolidation and integration charges	$1,284	$2,176	$1,382

14.	Employee Benefits

Employee Savings Plan

CBIZ sponsors a qualified 401(k) defined contribution plan that covers substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by CBIZ are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds, including: stock; fixed income; stable value; and balanced — lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2008, 2007 and 2006, were approximately $7.1 million, $6.5 million and $6.1 million, respectively.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan

CBIZ sponsors a deferred compensation plan, under which certain members of management and other highly compensated employees may elect to defer receipt of a portion of their annual compensation, subject to maximum and minimum percentage limitations. The amount of compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation plan obligation is established by CBIZ. An amount equal to each participant’s compensation deferral is transferred into a rabbi trust and invested in various debt and equity securities as directed by the participants. The assets of the rabbi trust are held by CBIZ and recorded as “assets of deferred compensation plan” in the accompanying consolidated balance sheets.

Assets of the deferred compensation plan consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are based on published market quotes at the end of the period. Adjustments to the fair value of these investments are recorded as other income (expense), offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of operations). For the year ended December 31, 2008, a loss of $7.6 million was recorded in other income (expense) related to these investments and income of $1.3 million and $1.6 million was recorded for the years ended December 31, 2007 and 2006, respectively. These investments are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan. However, in the event that CBIZ became insolvent, the investments would be available to all unsecured general creditors.

Deferred compensation plan obligations represent amounts due to participants of the plan, and consist of accumulated participant deferrals and changes in fair value of investments thereon since the inception of the plan, net of withdrawals. This liability is an unsecured general obligation of CBIZ, and is recorded as “deferred compensation plan obligations” in the accompanying consolidated balance sheets.

15.	Common Stock

CBIZ’s authorized common stock consists of 250 million shares of common stock, par value $0.01 per share (“Common Stock”). The holders of CBIZ’s Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There are no cumulative voting rights with respect to the election of directors. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock will be able to elect the directors of CBIZ then standing for election as terms expire. Holders of Common Stock have no preemptive rights and are entitled to such dividends as may be declared by the Board of Directors of CBIZ out of funds legally available therefore. The holders of CBIZ’s Common Stock are not entitled to any sinking fund, redemption or conversion rights. On liquidation, dissolution or winding up of CBIZ, the holders of Common Stock are entitled to share ratably in the net assets of CBIZ remaining after the payment of any and all creditors. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and non-assessable. The transfer agent and registrar for the Common Stock is Computershare Investor Services, LLC.

CBIZ completes registration filings related to its Common Stock to register shares under the Securities Act of 1933. CBIZ has filed an effective registration statement with the SEC to register the sale of up to 15 million shares of common stock that may be offered from time to time in connection with acquisitions. In 2006, CBIZ filed a registration statement with the SEC to register an undeterminable number of shares of Common Stock issuable by the Company upon conversion (the “Conversion Shares”) of the Company’s issued and outstanding convertible senior subordinated notes. The registration statement has been declared effective. Although the Company cannot at this time determine the number of Conversion Shares it will issue upon conversion of the Notes, if any, the number of Conversion Shares will be calculated as set out in the S-3 Registration Statement filed by the Company with the SEC on July 21, 2006. The Notes are further discussed in Note 9.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

CBIZ’s Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2008, 2007 and 2006. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules. The repurchase programs do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Repurchased shares are held in treasury, and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. Under CBIZ’s amended credit facility (described in Note 9), there are no limitations on CBIZ’s ability to repurchase CBIZ common stock, provided that the Leverage Ratio (calculated as total debt, excluding the convertible senior subordinated notes, compared to EBITDA as defined by the credit facility) is less than 2.0.

CBIZ repurchased 4.8 million, 5.2 million and 9.7 million shares under these programs during the years ended December 31, 2008, 2007 and 2006, at an aggregate cost (including fees and commissions) of $41.4 million, $38.1 million and $74.5 million, respectively. Shares repurchased during the year ended December 31, 2006 included approximately 6.6 million shares that were repurchased at a cost of $52.5 million concurrent with closing the convertible senior subordinated notes (described in Note 9).

16.	Employee Share Plans

Employee Stock Purchase Plan

The 2007 Employee Stock Purchase Plan (“ESPP”) became effective on August 16, 2007 and replaced the Employee Stock Investment Plan. The ESPP allows qualified employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 of stock per calendar year. Purchase periods begin on the sixteenth day of the month and end on the fifteenth day of the subsequent month. The price an employee pays for shares is 85% of the fair market value of CBIZ common stock on the last day of the purchase period. There are no vesting or other restrictions on the stock purchased by employees under the ESPP except for a one-year holding period from the date of purchase.

The total number of shares of common stock that can be purchased under the ESPP shall not exceed one million shares. For the years ended December 31, 2008 and 2007, approximately 0.2 million and 0.1 million shares were purchased under the ESPP and approximately $0.2 million and $0.1 million was recorded as compensation expense.

Stock Awards

Stock awards outstanding at December 31, 2008 were granted pursuant to the 2002 Stock Incentive Plan (“the Plan”), which is an amendment and restatement of the 1996 Employee Stock Option Plan. A maximum of 15.0 million stock options, restricted stock or other stock based compensation awards may be granted under the plan. Shares subject to award under the plan may be authorized and unissued shares of CBIZ common stock or may be treasury shares.

CBIZ has granted stock options and restricted stock awards under the plan. The terms and vesting schedules for stock-based awards vary by type and date of grant. Approximately 8.5 million shares were available for future grant at December 31, 2008.

During the years ended December 31, 2008, 2007 and 2006, CBIZ recognized compensation expense for these awards, as follows (in thousands):

	2008	2007	2006

Stock options	$2,312	$1,560	$1,667
Restricted stock awards	1,428	734	273

Total stock-based compensation expense before income tax benefit	$3,740	$2,294	$1,940

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CBIZ utilizes the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 were determined using the following weighted average assumptions:

	2008	2007	2006

Expected volatility(1)	34.28%	44.64%	47.91%
Expected option life (years)(2)	4.34	4.25	4.16
Risk-free interest rate(3)	2.70%	4.55%	4.83%
Expected dividend yield(4)	0.00%	0.00%	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals.

(2)	For stock options granted during the year ended December 31, 2008, pursuant to SAB No. 110, Share-Based Payment, the expected option life was determined based upon CBIZ’s historical data using a midpoint scenario, which assumes all options are exercised halfway between the expiration date and the weighted average time it takes the option to vest. For stock options granted during the years ended December 31, 2007 and 2006, the expected option life assumption was determined using the “simplified method” pursuant to SAB No. 107, Share-Based Payment, which considers the vesting and contractual terms of the options.

(3)	The risk-free interest rate assumption was based upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.

(4)	The expected dividend yield assumption was determined in view of CBIZ’s historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.

Stock Options

Stock options granted during the years ended December 31, 2008, 2007 and 2006 were generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. Stock options granted prior to January 1, 2006 were generally subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. Stock options expire six years from the date of grant, and are awarded with an exercise price equal to the market value of CBIZ’s common stock on the date of grant.

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

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity during the year ended December 31, 2008 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Options	Price Per	Contractual	Value
	(In thousands)	Share	Term	(In millions)

Outstanding at December 31, 2007	3,638	$5.43
Granted	1,279	$8.24
Exercised	(1,135)	$3.61
Expired or canceled	(86)	$6.33

Outstanding at December 31, 2008	3,696	$6.93	3.8 years	$6.3

Vested and exercisable at December 31, 2008	1,258	$5.69	2.5 years	$3.7

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $3.4 million, $3.0 million and $2.5 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $5.7 million, $10.2 million and $11.9 million, respectively. The intrinsic value is calculated as the difference between CBIZ’s stock price on the exercise date and the exercise price of each option exercised.

At December 31, 2008, CBIZ had unrecognized compensation cost for non-vested stock options of $5.2 million to be recognized over a weighted average period of approximately 1.8 years.

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

Restricted stock award activity during the year ended December 31, 2008 was as follows:

		Weighted
	Number	Average
	of Shares	Grant-Date
	(In thousands)	Fair Value(1)

Non-vested at December 31, 2007	516	$6.28
Granted	327	$8.38
Vested	(203)	$6.06
Forfeited	(9)	$7.23

Non-vested at December 31, 2008	631	$7.42

(1)	Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.

At December 31, 2008, CBIZ had unrecognized compensation cost for restricted stock awards of $3.3 million to be recognized over a weighted average period of approximately 1.8 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was approximately $1.2 million, $0.5 million and $0.1 million, respectively.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The market value of shares awarded during the years ended December 31, 2008, 2007 and 2006 was $2.7 million, $1.8 million and $1.2 million, respectively. This market value was recorded as unearned compensation and is being expensed ratably over the periods which the restrictions lapse. Awards outstanding at December 31, 2008 will be released from restrictions at dates ranging from February 2009 through April 2012.

17.	Earnings Per Share

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

As described in Note 9, CBIZ’s convertible senior subordinated notes may result in future issuances of CBIZ common stock. Under the net share settlement method, potential shares issuable under the Notes will be considered dilutive, and will be included in the calculation of weighted average diluted shares if the Company’s market price per share exceeds the $10.63 conversion price of the Notes. As of December 31, 2008, 2007 and 2006, the Company’s market price per share had not exceeded the conversion price of the Notes.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006

Numerator:
Income from continuing operations	$33,344	$33,145	$25,113

Denominator:
Basic
Weighted average common shares outstanding	61,839	65,061	71,004

Diluted
Stock Options(1)	517	959	1,924
Restricted stock awards	160	147	116
Contingent shares(2)	56	189	8

Diluted weighted average common shares outstanding	62,572	66,356	73,052

Earnings Per Share:
Basic earnings per share from continuing operations	$0.54	$0.51	$0.35

Diluted earnings per share from continuing operations	$0.53	$0.50	$0.34

(1)	For the years ended December 31, 2008, 2007 and 2006, a total of 1,941, 633 and 654 options (in thousands), respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met. See further discussion of acquisitions in Note 20.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Supplemental Cash Flow Disclosures

Cash paid for interest and income taxes during the years ended December 31, 2008, 2007, and 2006 was as follows (in thousands):

	2008	2007	2006

Interest	$6,361	$4,548	$3,594

Income taxes	$24,290	$25,093	$13,596

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Non-cash investing and financing activities during the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006

Business acquisitions, including contingent consideration earned	$10,237	$12,166	$10,713

Acquisition of intangible assets	$—	$—	$3,200

Proceeds from sales of divested and discontinued operations	$231	$1,516	$1,582

Non-cash consideration paid for business acquisitions and intangible assets and proceeds received from divested operations were generally in the form of notes receivable, notes payable and CBIZ common stock.

19.	Related Parties

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

A number of the businesses acquired by CBIZ are located in properties owned indirectly by and leased from persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $1.2 million, $0.8 million and $0.6 million during the years ended December 31, 2008, 2007 and 2006, respectively, under such leases which management believes were at market rates.

Rick L. Burdick, a director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin, Gump”). Akin, Gump performed legal work for CBIZ during the years ended December 31, 2008, 2007 and 2006 for which the firm received approximately $0.9 million, $0.8 million and $0.6 million from CBIZ, respectively.

Robert A. O’Byrne, President, Employee Services, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O’Byrne was an owner. The partnership received approximately $0.2 million from CBIZ during each of the years ended December 31, 2008, 2007 and 2006.

CBIZ maintains joint-referral relationships and administrative service agreements with independent licensed CPA firms under which CBIZ provides administrative services in exchange for a fee. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries, and provide audit and attest services to clients including CBIZ’s

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

clients. The CPA firms with which CBIZ maintains service agreements operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the administrative service agreements nor the providing of services there under is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and CBIZ does not believe that its arrangements with these CPA firms result in additional risk of loss.

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $1.2 million and $1.4 million as of December 31, 2008 and 2007, respectively. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and its amendments, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

20.	Acquisitions

During the year ended December 31, 2008, CBIZ acquired five businesses. Two of the businesses are accounting firms that were acquired on December 31, 2008 and will be reported in the Financial Services practice group. Mahoney Cohen & Company has offices in New York City, New York, and Boca Raton and Miami, Florida. Tofias PC has offices in Cambridge and New Bedford, Massachusetts and Providence and Newport, Rhode Island. Both Mahoney Cohen & Company and Tofias PC offer accounting, tax and financial advisory services to privately-held and public companies as well as high net worth individuals. The other three businesses, a payroll company, an insurance agency and a national executive search firm are reported in the Employee Services practice group. The payroll business is located in Palm Desert, California and provides payroll processing services to a large number of clients in California and Arizona. The insurance business is located in Frederick, Maryland and is a broker of innkeepers’ insurance programs. The national executive search firm is headquartered in Overland Park, Kansas and provides services to a diverse client base with a focus on higher education institutions. CBIZ also acquired three client lists during 2008, two of which are reported in the Employee Services practice group and the third which is reported in the Financial Services practice group.

Aggregate consideration for businesses and client lists acquired during 2008 consisted of approximately $83.1 million in cash (net of cash acquired) and 1.1 million shares of common stock (valued at approximately $8.5 million) paid at closing, and up to an additional $73.1 million (payable in cash and common stock) which is contingent upon the future financial performance of the acquired businesses and client lists. The purchase price for these acquisitions was allocated to goodwill, client lists and other intangible assets in the amounts of $42.9 million, $41.4 million and $1.4 million, respectively, with the remainder being allocated primarily to working capital and property and equipment. In addition, CBIZ paid approximately $13.7 million in cash and issued approximately 80,500 shares of common stock during the year ended December 31, 2008 as contingent proceeds and towards notes payable for previous acquisitions.

During the year ended December 31, 2007, CBIZ acquired an accounting firm and two medical management companies. The accounting firm is located in Phoenix, Arizona and is reported in the Financial Services practice group. The medical management companies consist of a company located in Montgomery, Alabama that provides medical billing, practice management and consulting services to anesthesia and pain management providers primarily in the southeastern United States, and a company headquartered in Ponte Vedra Beach, Florida that provides coding, billing and collection services for emergency medicine physicians at sites along the east coast of the United States. Both medical management companies were merged into the Medical Management Professionals practice group. In addition, CBIZ acquired five client lists during 2007, four of which are reported in the Employee Services practice group and the other is reported in the Financial Services practice group. Aggregate consideration for these acquisitions consisted of approximately $49.5 million in cash (net of cash acquired) and approximately 77,400 shares of common stock (valued at approximately $0.6 million) paid at closing, and up to an additional $12.9 million (payable in cash and common stock) which is contingent upon the future financial performance of the

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired businesses and client lists. In addition, CBIZ paid approximately $8.7 million in cash and issued approximately 203,500 shares of common stock during the year ended December 31, 2007 as contingent proceeds and towards notes payable for previous acquisitions.

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

The operating results of these acquisitions have been included in the accompanying consolidated financial statements since the dates of acquisition. Pro forma information has not been provided as the impact was not material to the results of operations or cash flows of CBIZ. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired was allocated to goodwill. Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the years ended December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007

Goodwill	$47,698	$41,552

Client lists	$41,243	$26,067

Other intangible assets	$1,443	$842

21.	Discontinued Operations and Divestitures

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

During 2008, CBIZ sold an operation from the Financial Services practice group, closed an operation from the National Practice group and received contingent proceeds from a Financial Services operation that was sold in the third quarter of 2007. CBIZ received cash proceeds of approximately $1.6 million and recognized pre-tax losses of approximately $0.1 million as a result of these divestitures.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, CBIZ sold three operations from the Financial Services practice group, sold one operation from the Employee Services practice group, and received cash payments related to a business that was sold in 2005. Proceeds from these sales consisted of approximately $27.8 million in cash and $1.6 million in notes receivable, and resulted in a pre-tax gain of approximately $11.2 million. CBIZ may receive contingent future proceeds for up to three years based on a percentage of certain sales revenues of one of the divested Financial Services operations and contingent future proceeds not to exceed $2.0 million from the divested Employee Services operation, provided certain revenue targets are achieved.

During 2006, CBIZ sold an operation from the Financial Services practice group, sold certain property tax operations from a business unit in the National Practices group and earned contingent proceeds related to a business that was sold in 2005. These sales and contingent proceeds resulted in a pre-tax gain of approximately $1.7 million and aggregate proceeds consisted of approximately $7.3 million cash and $0.2 million in notes.

For those business operations that qualified for treatment as discontinued operations, the net assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and loss from operations of discontinued operations for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006

Revenue	$566	$18,436	$32,552

Loss from operations of discontinued operations before income tax benefit	$(618)	$(3,277)	$(2,518)
Income tax benefit	144	1,090	895

Loss from operations of discontinued operations, net of tax	$(474)	$(2,187)	$(1,623)

Gains (losses) on disposals of discontinued operations for the years ended December 31 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006

Gain (loss) on disposal of discontinued operations, before income tax expense	$(106)	$11,169	$1,727
Income tax expense	(162)	(7,287)	(816)

Gain (loss) on disposal of discontinued operations, net of tax	$(268)	$3,882	$911

At December 31, 2008 and 2007, the assets and liabilities of business operations classified as discontinued operations consisted of the following (in thousands):

	2008	2007

Assets:
Accounts receivable, net	$238	$1,251
Goodwill and other intangible assets, net	—	569
Other current assets	11	38

Assets of discontinued operations	$249	$1,858

Liabilities:
Accounts payable	$97	$610
Accrued personnel costs	10	151
Other current liabilities	662	2,699

Liabilities of discontinued operations	$769	$3,460

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “gain on sale of operations, net” in the consolidated statements of operations and totaled $0.7 million, $0.1 million and $21,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These gains relate to sales made in the respective period, contingent consideration earned on sales made in previous periods, and deferred gains that are recognized as cash payments are received. CBIZ received cash proceeds for divestiture activity totaling $3.8 million, $0.7 million and $21,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

22.	Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts).

	2008
	March 31,	June 30,	September 30,	December 31,

Revenue	$197,163	$175,391	$168,159	$163,550
Operating expenses	158,141	154,540	148,721	146,171

Gross margin	39,022	20,851	19,438	17,379
Corporate general and administrative	7,252	7,791	7,270	6,378

Operating income	31,770	13,060	12,168	11,001
Other income (expense):
Interest expense	(1,717)	(1,888)	(1,804)	(1,833)
Gain on sale of operations, net	20	221	229	275
Other income (expense), net	(1,347)	335	(3,018)	(3,582)

Total other expense, net	(3,044)	(1,332)	(4,593)	(5,140)
Income from continuing operations before income tax expense	28,726	11,728	7,575	5,861
Income tax expense	11,498	4,255	2,689	2,104

Income from continuing operations	17,228	7,473	4,886	3,757
Gain (loss) from operations of discontinued operations, net of tax	2	(196)	(56)	(224)
Gain (loss) on disposal of discontinued operations, net of tax	(449)	9	132	40

Net income	$16,781	$7,286	$4,962	$3,573

Earnings (loss) per share:
Basic:
Continuing operations	$0.27	$0.12	$0.08	$0.06
Discontinued operations	(0.01)	—	—	—

Net income	$0.26	$0.12	$0.08	$0.06

Diluted:
Continuing operations	$0.27	$0.12	$0.08	$0.06
Discontinued operations	(0.01)	—	—	—

Net income	$0.26	$0.12	$0.08	$0.06

Basic weighted average common shares	63,261	61,830	61,171	61,136

Diluted weighted average common shares	64,266	62,440	61,772	61,765

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter and year ended December 31, 2008, CBIZ recorded other-than-temporary impairment charges of $0.9 million and $2.3 million, respectively, related to the Company’s investment in an ARS. This charge was reported in “Other income (expense), net” in the consolidated statements of operations. ARS are further disclosed in Note 6.

During the fourth quarter of 2008, CBIZ recorded a gain of $0.8 million related to a long-term investment that was sold in the fourth quarter of 2007. This gain was reported in “Other income (expense), net” in the consolidated statements of operations.

	2007
	March 31,	June 30,	September 30,	December 31,

Revenue	$178,126	$156,292	$151,118	$154,779
Operating expenses	143,715	137,891	137,108	141,454

Gross margin	34,411	18,401	14,010	13,325
Corporate general and administrative	8,682	7,408	7,143	6,229

Operating income	25,729	10,993	6,867	7,096
Other income (expense):
Interest expense	(1,272)	(1,694)	(1,284)	(1,513)
Gain on sale of operations, net	95	10	20	19
Other income, net	602	1,986	740	7,261

Total other income (expense), net	(575)	302	(524)	5,767
Income from continuing operations before income tax expense	25,154	11,295	6,343	12,863
Income tax expense	10,308	4,792	2,531	4,879

Income from continuing operations	14,846	6,503	3,812	7,984
Loss from operations of discontinued operations, net of tax	(389)	(556)	(189)	(1,053)
Gain (loss) on disposal of discontinued operations, net of tax	(193)	3,883	1,023	(831)

Net income	$14,264	$9,830	$4,646	$6,100

Earnings (loss) per share:
Basic:
Continuing operations	$0.22	$0.10	$0.06	$0.12
Discontinued operations	—	0.05	0.01	(0.03)

Net income	$0.22	$0.15	$0.07	$0.09

Diluted:
Continuing operations	$0.22	$0.10	$0.06	$0.12
Discontinued operations	(0.01)	0.05	0.01	(0.03)

Net income	$0.21	$0.15	$0.07	$0.09

Basic weighted average common shares	66,344	65,142	64,842	64,327

Diluted weighted average common shares	68,023	66,459	66,083	65,607

During the fourth quarter of 2007, CBIZ sold a long-term investment for cash proceeds of $7.9 million, which resulted in a $7.3 million pre-tax gain reported in “Other income, net” in the consolidated statements of operations. The after-tax impact of this gain on diluted earnings per share from continuing operations was $0.07 for the fourth quarter and year ended December 31, 2007.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2007, CBIZ completed the sale of a discontinued operation from the Financial Services practice group for cash proceeds of $0.4 million and notes receivable in the amount of $0.9 million. CBIZ recorded a $1.3 million pre-tax loss on disposal which is included in “gain (loss) on disposal of discontinued operations, net of tax” in the consolidated statements of operations. See Note 21 for further discussion.

During the fourth quarter of 2007, CBIZ recorded an impairment charge of approximately $0.5 million to write down certain internally developed software to its net realizable value. This charge was recorded in the Medical Management Professionals practice group and is included in operating expenses.

23.	Segment Disclosures

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

A general description of services provided by practice group is provided in the table below.

Financial Services	Employee Services	MMP	National Practices

• Accounting • Tax • Financial Advisory • Litigation Support • Valuation • Internal Audit • Fraud Detection • Real Estate Advisory	• Group Health • Property & Casualty • COBRA / Flex • Retirement Planning • Wealth Management • Life Insurance • Human Capital Management • Payroll Services • Actuarial Services • Recruiting	• Coding and Billing • Accounts Receivable Management • Full Practice Management Services	• Managed Networking and Hardware Services • Technology Security Solutions • Technology Consulting • Project Management • Software Solutions • Health Care Consulting • Mergers & Acquisitions

Corporate and Other.  Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of certain health care costs, gains or losses attributable to assets held in the Company’s deferred compensation plan, stock-based compensation, consolidation and integration charges, and certain advertising costs.

Accounting policies of the practice groups are the same as those described in Note 1. Upon consolidation, intercompany accounts and transactions are eliminated; thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding the costs of certain infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing), which are reported in the “Corporate and Other” segment.

CBIZ operates in the United States and Canada and revenue generated from such operations during the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

United States	$702,763	$638,915	$582,345
Canada	1,500	1,400	1,310

Total Revenue	$704,263	$640,315	$583,655

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There is no one customer that represents a significant portion of CBIZ’s revenue.

Segment information for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	Year Ended December 31, 2008
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$312,122	$182,433	$164,950	$44,758	$—	$704,263
Operating expenses	265,440	151,472	143,395	42,400	4,866	607,573

Gross margin	46,682	30,961	21,555	2,358	(4,866)	96,690
Corporate general & admin	—	—	—	—	28,691	28,691

Operating income (loss)	46,682	30,961	21,555	2,358	(33,557)	67,999
Other income (expense):
Interest expense	(12)	(25)	—	(6)	(7,199)	(7,242)
Gain on sale of operations, net	—	—	—	—	745	745
Other income (expense), net	285	1,268	290	18	(9,473)	(7,612)

Total other income (expense)	273	1,243	290	12	(15,927)	(14,109)

Income (loss) from continuing operations before income tax expense	$46,955	$32,204	$21,845	$2,370	$(49,484)	$53,890

	Year Ended December 31, 2007
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$289,324	$172,711	$132,853	$45,427	$—	$640,315
Operating expenses	249,001	140,833	115,976	41,247	13,111	560,168

Gross margin	40,323	31,878	16,877	4,180	(13,111)	80,147
Corporate general & admin	—	—	—	—	29,462	29,462

Operating income (loss)	40,323	31,878	16,877	4,180	(42,573)	50,685
Other income (expense):
Interest expense	(44)	(28)	—	—	(5,691)	(5,763)
Gain on sale of operations, net	—	—	—	—	144	144
Other income, net	260	1,911	198	12	8,208	10,589

Total other income	216	1,883	198	12	2,661	4,970

Income (loss) from continuing operations before income tax expense	$40,539	$33,761	$17,075	$4,192	$(39,912)	$55,655

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$261,391	$157,973	$117,369	$46,922	$—	$583,655
Operating expenses	228,183	129,914	100,691	41,347	13,130	513,265

Gross margin	33,208	28,059	16,678	5,575	(13,130)	70,390
Corporate general & admin	—	—	—	—	29,526	29,526

Operating income (loss)	33,208	28,059	16,678	5,575	(42,656)	40,864
Other income (expense):
Interest expense	(85)	(3)	—	—	(4,117)	(4,205)
Gain on sale of operations, net	—	—	—	—	21	21
Other income, net	401	1,978	144	3	2,395	4,921

Total other income (expense)	316	1,975	144	3	(1,701)	737

Income (loss) from continuing operations before income tax expense	$33,524	$30,034	$16,822	$5,578	$(44,357)	$41,601

CBIZ, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND
RESERVES FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E
		Additions
	Balance at	Charged to	Charged	Acquisitions	Charge-offs,	Balance at
	Beginning of	Cost and	to Other	and	Net of	End of
	Period	Expense	Accounts	Divestitures	Recoveries	Period

Year ended December 31, 2008
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$5,832	$7,309	$140	$—	$(4,702)	$8,579

Year ended December 31, 2007:
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$5,773	$4,404	$6	$—	$(4,351)	$5,832

Year ended December 31, 2006
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$5,257	$3,707	$(7)	$—	$(3,184)	$5,773