Form 10-Q
period 2009-03-31
CBIZ, Inc.
filed 2009-05-11
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at April 30, 2009

Common Stock, par value $0.01 per share	61,812,118

CBIZ, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	MARCH 31,	DECEMBER 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,568	$9,672
Restricted cash	12,109	15,786
Accounts receivable, net	169,718	129,164
Notes receivable — current, net	1,439	2,133
Income taxes refundable	—	3,271
Deferred income taxes — current	7,602	6,750
Other current assets	12,520	11,540
Assets of discontinued operations	285	249

Current assets before funds held for clients	213,241	178,565
Funds held for clients — current	132,356	103,097

Total current assets	345,597	281,662

Property and equipment, net	30,256	30,835
Notes receivable — non-current, net	720	927
Deferred income taxes — non-current, net	729	1,383
Goodwill and other intangible assets, net	348,113	350,216
Assets of deferred compensation plan	20,409	19,711
Funds held for clients — non-current	10,095	10,024
Other assets	3,483	3,834

Total assets	$759,402	$698,592

LIABILITIES
Current liabilities:
Accounts payable	$24,773	$29,013
Income taxes payable — current	8,548	—
Accrued personnel costs	28,835	40,869
Notes payable — current	3,961	1,064
Other current liabilities	16,906	18,478
Liabilities of discontinued operations	709	769

Current liabilities before client fund obligations	83,732	90,193
Client fund obligations	145,705	116,638

Total current liabilities	229,437	206,831

Convertible notes, net	90,852	89,887
Bank debt	150,000	125,000
Income taxes payable — non-current	6,797	6,797
Deferred compensation plan obligations	20,409	19,711
Other non-current liabilities	7,325	8,767

Total liabilities	504,820	456,993

STOCKHOLDERS’ EQUITY
Common stock	1,070	1,068
Additional paid-in capital	509,506	508,023
Retained earnings (accumulated deficit)	8,026	(10,155)
Treasury stock	(262,993)	(256,295)
Accumulated other comprehensive loss	(1,027)	(1,042)

Total stockholders’ equity	254,582	241,599

Total liabilities and stockholders’ equity	$759,402	$698,592

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Revenue	$220,177	$197,163
Operating expenses	178,269	158,141

Gross margin	41,908	39,022
Corporate general and administrative expenses	7,709	7,252

Operating income	34,199	31,770

Other income (expense):
Interest expense	(3,505)	(2,580)
Gain on sale of operations, net	80	20
Other expense, net	(592)	(1,347)

Total other expense, net	(4,017)	(3,907)

Income from continuing operations before income tax expense	30,182	27,863

Income tax expense	12,130	11,170

Income from continuing operations after income tax expense	18,052	16,693

Income from operations of discontinued operations, net of tax	122	2

Gain (loss) on disposal of discontinued operations, net of tax	7	(449)

Net income	$18,181	$16,246

Earnings (loss) per share:

Basic:
Continuing operations	$0.30	$0.26
Discontinued operations	—	—

Net income	$0.30	$0.26

Diluted:
Continuing operations	$0.29	$0.26
Discontinued operations	—	(0.01)

Net income	$0.29	$0.25

Basic weighted average shares outstanding	61,295	63,261

Diluted weighted average shares outstanding	61,950	64,266

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Cash flows from operating activities:
Net income	$18,181	$16,246
Adjustments to reconcile net income to net cash used in operating activities:
Income from operations of discontinued operations, net of tax	(122)	(2)
(Gain) loss on disposal of discontinued operations, net of tax	(7)	449
Gain on sale of operations, net	(80)	(20)
Amortization of discount on convertible notes	965	894
Bad debt expense, net of recoveries	1,858	971
Depreciation and amortization expense	5,088	3,817
Deferred income taxes	(224)	(2,227)
Excess tax benefits from share based payment arrangements	(102)	(1,181)
Employee stock awards	945	671
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	3,677	(2,559)
Accounts receivable, net	(42,316)	(31,176)
Other assets	(618)	(1,131)
Accounts payable	(4,232)	2,200
Income taxes payable	11,917	12,774
Accrued personnel costs	(12,034)	(15,660)
Other liabilities and other	(682)	5,330

Net cash used in continuing operations	(17,786)	(10,604)
Operating cash flows provided by (used in) discontinued operations	26	(887)

Net cash used in operating activities	(17,760)	(11,491)

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(425)	(16,325)
Acquisition of other intangible assets	(7)	(803)
Proceeds from sales of divested and discontinued operations	275	1,567
Additions to property and equipment, net	(1,439)	(1,258)
Payments received on notes receivable	684	519

Net cash used in investing activities	(912)	(16,300)

Cash flows from financing activities:
Proceeds from bank debt	130,025	93,850
Payment of bank debt	(105,025)	(48,850)
Payment of notes payable and capitalized leases	(59)	(132)
Payment for acquisition of treasury stock	(6,698)	(22,190)
Proceeds from exercise of stock options	255	2,874
Excess tax benefit from exercise of stock awards	102	1,181
Debt issuance costs	(32)	—

Net cash provided by financing activities	18,568	26,733

Net decrease in cash and cash equivalents	(104)	(1,058)
Cash and cash equivalents at beginning of year	9,672	12,144

Cash and cash equivalents at end of period	$9,568	$11,086

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ”) as of March 31, 2009 and December 31, 2008, and the consolidated results of their operations and cash flows for the three months ended March 31, 2009 and 2008. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of CBIZ and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ. See CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management’s estimates and assumptions include, but are not limited to: estimates of collectability of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, estimate of accrued liabilities (such as incentive compensation, self-funded health insurance accruals, legal reserves and consolidation and integration reserves), income taxes and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2008 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation and revised to reflect the retroactive application of Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1 (“FSP APB 14-1”).

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured. These criteria are in accordance with GAAP and SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104 “Revenue Recognition” (“SAB 104”).

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition, as it related to those groups, is included in the Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Fair Value Measurements and Other-than-Temporary Impairments — In April 2009, the FASB, issued two FASB Staff Positions (“FSP’s”) to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements.

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. This FSP also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

CBIZ is currently evaluating the provisions of these FSPs which require adoption effective for the quarter ending June 30, 2009.

Recently Adopted Accounting Pronouncements

On January 1, 2009, CBIZ adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially with cash, to separately account for the liability and equity components of the instruments in a manner that reflects the convertible debt borrowing rate, absent the conversion feature, when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional interest expense.

FSP APB 14-1 impacts the accounting associated with CBIZ’s $100.0 million convertible senior subordinated notes (“Notes”) which were issued in May, 2006 (further described in Note 5). The provisions of FSP APB 14-1 were applied retrospectively and resulted in a reduction in the carrying value of convertible notes, and increases to stockholders’ equity and interest expense from what was reported in

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
historical financial statements. The additional interest expense required under FSP APB 14-1 is a non-cash expense and thus did not impact total operating, investing or financing cash flows.

The liability component was determined based upon discounted cash flows and the discount was determined to be $19.1 million at the date of issuance. The equity component (recorded as additional paid-in-capital) is $11.4 million and represents the difference between the $100.0 million proceeds from issuance of the notes and the fair value of the liability component, net of deferred taxes and certain debt issuance costs.

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items (in thousands, except per share data):

Consolidated Statements of Operations:

	Three Months Ended
	March 31, 2008
	Originally	As
	Reported	Adjusted
Interest expense	$1,717	$2,580
Income tax expense	$11,498	$11,170
Income from continuing operations	$17,228	$16,693
Net income	$16,781	$16,246
Basic earnings per share	$0.26	$0.26
Diluted earnings per share	$0.26	$0.25
Consolidated Balance Sheets:

	December 31, 2008
	Originally	As
	Reported	Adjusted
Deferred income taxes — non-current, net	$5,111	$1,383
Other assets	$4,137	$3,834
Convertible notes	$100,000	$89,887
Additional paid-in-capital	$496,598	$508,023
Accumulated deficit	$(4,812)	$(10,155)
Total stockholders’ equity	$235,517	$241,599
Recently Adopted Accounting Pronouncements (continued)

On January 1, 2009, CBIZ adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. See Note 7 for disclosures required by SFAS No. 161.

On January 1, 2009, CBIZ adopted the provisions of SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”), as amended. SFAS No. 141R establishes principles and requirements for how a reporting entity recognizes and measures the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, as well as determines what information to disclose. SFAS No. 141R also requires acquisition costs that were previously capitalized be expensed as incurred. See Note 12 for further discussion of acquisitions.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
On January 1, 2009, CBIZ adopted the provisions of FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in the determination of the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and is intended to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141. The adoption of FSP 142-3 did not have a significant impact on CBIZ’s consolidated balance sheets, results of operations or cash flows.

2.	Accounts Receivable, Net

Accounts receivable balances at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	2009	2008
Trade accounts receivable	$130,585	$113,549
Unbilled revenue	48,040	23,981

Total accounts receivable	178,625	137,530
Allowance for doubtful accounts	(8,907)	(8,366)

Accounts receivable, net	$169,718	$129,164

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	2009	2008
Goodwill	$258,585	$260,535
Intangible assets:
Client lists	106,430	103,812
Other intangible assets	9,288	8,990

Total intangible assets	115,718	112,802

Total goodwill and intangibles assets	374,303	373,337
Accumulated amortization:
Client lists	(23,275)	(20,575)
Other intangible assets	(2,915)	(2,546)

Total accumulated amortization	(26,190)	(23,121)

Goodwill and other intangible assets, net	$348,113	$350,216

During the first quarter of 2009, CBIZ made adjustments to the allocation of purchase price related to the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC as follows:

Goodwill	$(3,981)
Client lists	2,190
Other intangible assets	291

Total goodwill and intangible assets	$(1,500)

Other current liabilities	$1,500

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	2009	2008
Operating expenses	$4,908	$3,440
Corporate general and administrative expenses	180	377

Total depreciation and amortization expense	$5,088	$3,817

5.	Borrowing Arrangements

Convertible Senior Subordinated Notes

On May 30, 2006, CBIZ sold and issued $100.0 million in senior subordinated notes (“Notes”). The Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The terms of the Notes are governed by the Indenture dated as of May 30, 2006, with U.S. Bank National Association as trustee. The Notes and Indenture are further described in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

As required by FSP APB 14-1, CBIZ separately accounts for the debt and equity components of the Notes. The carrying amount of the debt and equity components at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Principal amount of notes	$100,000	$100,000
Unamortized discount	(9,148)	(10,113)

Net carrying amount	$90,852	$89,887

Additional paid-in-capital	$11,425	$11,425

The discount on the liability component of the Notes is being amortized using the effective interest method based upon an annual effective rate of 7.80%, which represents the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over five years from the date of issuance, which coincides with the first date that holders can require CBIZ to repurchase the Notes. At March 31, 2009, the unamortized discount had a remaining amortization period of approximately 26 months.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
During the three months ended March 31, 2009 and 2008, CBIZ recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Contractual coupon interest	$781	$781
Amortization of discount	965	894

Total interest expense	$1,746	$1,675

Bank Debt

CBIZ maintains a $214.0 million unsecured credit facility (“credit facility”) with Bank of America as agent bank for a group of six participating banks. The credit facility has a letter of credit sub-facility and matures in November 2012. CBIZ had $150.0 million and $125.0 million of outstanding borrowings under its credit facility at March 31, 2009 and December 31, 2008, respectively. Rates for the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008
Weighted average rates	4.15%	5.49%

Range of effective rates	2.09% - 6.40%	3.99% - 7.25%

CBIZ had approximately $38.5 million of available funds under the credit facility at March 31, 2009. Available funds under the credit facility are reduced by letters of credit and obligations determined to be “other indebtedness” in accordance with the terms of the credit facility.

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

Acquisitions

The purchase price that CBIZ pays for businesses and client lists has historically consisted of two components: an up-front non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists actual future performance. Shares of CBIZ common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to two years. Acquisitions are further discussed in Note 12.

Indemnifications

CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2009, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the three months ended March 31, 2009 and 2008, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $3.6 million and $4.6 million as of March 31, 2009 and December 31, 2008, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2009 and December 31, 2008 was $1.5 million and $1.7 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.2 million as of March 31, 2009 and December 31, 2008. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Self-Funded Health Insurance

CBIZ maintains a self-funded comprehensive health benefit plan. Total expenses under this program are limited by stop-loss coverages on individually large claims. A third party administrator processes claims and payments, but does not assume liability for benefits payable under this plan. CBIZ assumes responsibility for funding the plan benefits out of general assets, however, employees contribute to the costs of covered benefits through premium charges, deductibles and co-pays.

The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments and net earnings being affected if circumstances differ from the assumptions used in estimating the liability. The liability for the self-funded health insurance plan is included in the other current liabilities line in the consolidated balance sheets and was $3.8 million and $4.1 million at March 31, 2009 and December 31, 2008, respectively. CBIZ’s net healthcare costs include health claims, premiums for stop-loss coverages and administration fees to the third-party administrator.

Legal Proceedings

CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the consolidated financial condition, results of operations or cash flows of CBIZ.

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

Auction Rate Securities (“ARS”)

At March 31, 2009, CBIZ held three investments in ARS with par values totaling $13.4 million and fair values totaling $10.1 million. The difference between par value and fair value for two of the ARS are currently considered to be temporary and changes in the fair value of these investments are recorded as unrealized losses in accumulated other comprehensive loss, net of tax benefit. During the first quarter of 2009, the fair value of these two ARS increased by $71,000 resulting in a gain being recorded to accumulated other comprehensive loss. There were no gains or losses recognized in the first quarter of 2008.

The decline in fair value of the remaining ARS was determined to be other-than-temporary, thus losses associated with this ARS were recorded in “Other income (expense), net” in the consolidated statements of operations. There were no losses recognized in the first quarters of 2009 or 2008. Losses related to this ARS during the year ended December 31, 2008 totaled $2.3 million.

Due to the failed auctions and the uncertainty regarding the liquidity of these securities, CBIZ classifies our investments in auction-rate securities as funds held for clients — non-current in the consolidated balance sheets.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
CBIZ has sufficient liquidity in its client fund assets to fund client obligations and the Company does not anticipate that the current lack of liquidity of these investments will affect its ability to conduct business. CBIZ has the ability and intent to hold the two ARS investments that are temporarily impaired until anticipated recovery in value occurs.

Interest Rate Swaps

Effective January 1, 2009, CBIZ adopted SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of Financial Accounting Standards Board Statement No. 133” (“SFAS No. 133”), which expands the quarterly and annual disclosure requirements about our derivative instruments and hedging activities.

CBIZ uses interest rate swaps to manage interest rate risk exposure. Our interest rate swaps effectively modify our exposure to interest rate risk, primarily through converting portions of our floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. CBIZ does not enter into derivative instruments for trading or speculative purposes.

Each of CBIZ’s interest rate swaps have been designated as cash flow hedges. CBIZ accounts for the interest rate swaps in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and related amendments and interpretations. Accordingly, the interest rate swaps are recorded as either assets or liabilities in the consolidated balance sheets at fair value. Changes in fair value are recorded as a component of accumulated other comprehensive loss (“AOCL”) in stockholders’ equity, net of tax, to the extent the swaps are effective. Amounts recorded to AOCL are reclassified to interest expense as interest on the underlying debt is recognized. Net amounts due related to the swaps are recorded as adjustments to interest expense when earned or payable.

At inception, the critical terms of the interest rate swaps matched the underlying risks being hedged, and as such the interest rate swaps are expected to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The interest rate swaps are assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. If an interest rate swap were to be de-designated as a hedge it would be accounted for as a financial instrument used for trading and any changes in fair value would be recorded in the consolidated statements of operations.

As a result of the use of derivative instruments, CBIZ is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At March 31, 2009, all of the counterparties to our interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations. There are no credit risk-related contingent features in our interest rate swaps and the swaps do not contain provisions under which we have, or would be required to, post collateral.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At March 31, 2009, each of the interest rate swaps was a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swaps and their effects on the consolidated balance sheets at March 31, 2009 and December 31, 2008 (in thousands).

	March 31, 2009
	Notional	Fair	Balance Sheet
	Value	Value (c)	Location
Interest rate swap (a)	$10,000	$242	Other current liabilities
Interest rate swaps (b)	20,000	93	Other non-current liabilities

Total interest rate swaps	$30,000	$335

	December 31, 2008
	Notional	Fair	Balance Sheet
	Value	Value (c)	Location
Interest rate swap (a)	$10,000	$328	Other non-current liabilities

Total interest rate swap	$10,000	$328

(a)	Represents one interest rate swap with an initial term of two years expiring January, 2010. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 3.9% plus applicable margin under the credit agreement, and receives or pays interest that varies with one-month LIBOR. Interest is calculated by reference to the $10.0 million notional amount of the interest rate swap and payments are exchanged each month.

(b)	Represents two interest rate swaps, each with a notional value of $10.0 million and terms of two years expiring in January, 2011. Under the terms of the interest rate swaps, CBIZ pays interest at a fixed rate of 1.55% and 1.59%, respectively, plus applicable margin under the credit agreement, and receives or pays interest that varies with three-month LIBOR. Interest is calculated by reference to the respective $10.0 million notional amount of the interest rate swap and payments are exchanged every three months.

(c)	See additional disclosures regarding fair value measurements in Note 8.
The following table summarizes the effects of interest rate swaps on CBIZ’s consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in thousands). All swaps were deemed to be effective for the first quarter of 2009 and 2008.

	Gain (Loss)		Gain (Loss) Reclassified
	Recognized in AOCL		from AOCL into Income
	(Effective Portion)		(Effective Portion)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008	Location
Interest rate swaps	$(4)	$(185)	$99	$6	Interest expense

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
8.	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:
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

Effective January 1, 2009, CBIZ adopted SFAS No. 157, for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS No. 157 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact CBIZ’s financial position or results of operations for the three months ended March 31, 2009.

The following table summarizes CBIZ’s assets and liabilities at March 31, 2009 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at March 31, 2009 with
		Quoted Prices
	Portion of	in Active	Significant
	Carrying Value	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$20,409	$20,409	$—	$—
Auction rate securities	$10,095	$—	$—	$10,095
Interest rate swaps	$(335)	$—	$(335)	$—
The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the three months ended March 31, 2009 (pre-tax basis) (in thousands):

Auction Rate
Securities
Beginning balance — December 31, 2008	$10,024
Unrealized gains included in accumulated other comprehensive loss	71

Ending balance — March 31, 2009	$10,095

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Due to liquidity issues in the ARS market and because quoted prices from broker-dealers were unavailable for CBIZ’s ARS, the investments in ARS were classified as Level 3. Accordingly, a fair value assessment of these securities was performed in accordance with SFAS No. 157. The assessment was performed on each security based on a discounted cash flow model utilizing various assumptions that included maximum interest rates for each issue, probabilities of successful auctions, failed auctions or default, the timing of cash flows, the quality and level of collateral of the securities, and the rate of recovery from bond insurers in the event of default.

For the one ARS investment that was determined in 2008 to be unlikely to recover its par value, the current fair value analysis resulted in a value higher than the value determined at December 31, 2008. Accordingly, no additional impairment charges were recorded to the consolidated statement of operations for the three months ended March 31, 2009, and the unrealized gain was not recorded as gains are not recognized until realized.

For the remaining two ARS investments, both of which were determined to be temporarily impaired, the current fair value analysis resulted in an unrealized gain of $71,000. The prior unrealized losses were recorded to accumulated other comprehensive loss in the consolidated balance sheets, thus the unrealized gain was recorded to offset the prior recorded loss. For both of these ARS issues, CBIZ has determined that the impairment is temporary due to dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuers’ ability to refinance if necessary.

The following table provides additional information with regards to the ARS with temporary impairments, aggregated by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

March 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Security	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$7,346	$1,034	$7,346	$1,034

December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Security	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$7,275	$1,105	$—	$—	$7,275	$1,105
The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Convertible notes	$90,852	$87,889	$89,887	$87,800
Although the trading of CBIZ’s convertible notes is limited, the fair value of the convertible notes was determined based upon their most recent quoted market price. The convertible notes are carried at face value less any unamortized debt discount in accordance with FSP APB 14-1. The carrying value of CBIZ’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
9.	Other Comprehensive Income

Other comprehensive income is reflected as an increase to stockholders’ equity and is not reflected in CBIZ’s results of operations. Other comprehensive income for the three months ended March 31, 2009 and 2008, net of tax, was as follows (in thousands):

	2009	2008
Net income	$18,181	$16,246
Net unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($28) and $833, respectively	41	(1,252)
Net unrealized loss on interest rate swaps, net of income tax benefit of $2 and $109, respectively	(4)	(185)
Foreign currency translation	(22)	(16)

Total other comprehensive income	$18,196	$14,793

Accumulated other comprehensive loss, net of tax, was approximately $1.0 million at March 31, 2009 and December 31, 2008. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 2002 Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008. The terms and vesting schedules for stock-based awards vary by type and date of grant. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, compensation expense for stock-based awards recognized during the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	2009	2008
Stock options	$567	$409
Restricted stock awards	378	262

Total stock-based compensation expense	$945	$671

Stock award activity during the three months ended March 31, 2009 was as follows (in thousands, except per share data):

	Stock		Restricted Stock
	Options		Awards
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Grant-Date
	of	Price Per	of	Fair
	Options	Share	Shares	Value (1)
Outstanding at beginning of year	3,696	$6.93	631	$7.42
Granted	—	$—	64	$7.04
Exercised or released	(78)	$3.24	(49)	$8.13
Expired or canceled	(3)	$8.23	—	$—

Outstanding at March 31, 2009	3,615	$7.01	646	$7.33

Exercisable at March 31, 2009	1,179	$5.85

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 (in thousands, except per share data).

	2009	2008
Numerator:
Income from continuing operations after income tax expense	$18,052	$16,693

Denominator:
Basic
Weighted average common shares outstanding	61,295	63,261

Diluted

Stock options (1)	348	734
Restricted stock awards (1)	208	202
Contingent shares (2)	99	69

Diluted weighted average common shares outstanding	61,950	64,266

Basic earnings per share from continuing operations	$0.30	$0.26

Diluted earnings per share from continuing operations	$0.29	$0.26

(1)	A total of 2.6 million and 1.0 million stock based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively, as their effect would be anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.
12.	Acquisitions

On January 1, 2009, CBIZ adopted the provisions of SFAS No. 141R. CBIZ did not acquire any businesses during the first quarter of 2009. CBIZ did purchase two client lists, one of which is reported in the Financial Services practice group and the other is reported in the Employee Services practice group. Aggregate consideration for these client lists consisted of $0.1 million cash paid at closing and up to an additional $0.4 million in cash which is contingent upon future financial performance of the client lists. In addition, CBIZ paid $0.3 million in cash and issued approximately 26,300 shares of common stock during the first quarter of 2009 as contingent proceeds and towards notes payable for previous acquisitions.

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

The operating results of these businesses are included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements are recorded at fair

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) is allocated to goodwill.

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Goodwill	$2,031	$4,787

Client lists	$428	$5,351

Other intangible assets	$—	$81

CBIZ acquired Mahoney Cohen & Company and Tofias PC on December 31, 2008 which were included in CBIZ’s operating results beginning January 1, 2009. The following table provides pro forma results of operations for these two businesses for the comparative period in 2008 assuming both businesses were acquired on January 1, 2008. The pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been obtained had these businesses actually been acquired at January 1, 2008, nor do they intend to be a projection of future results of operations.

	Three Months Ended March 31, 2008
	Consolidated	Pro Forma	Pro Forma
	As Reported	Adjustments	Consolidated
Revenue	$197,163	$28,536	$225,699

Net income	$16,246	$4,115	$20,361

Net income per share:
Basic	$0.26	$0.06	$0.32
Diluted	$0.25	$0.06	$0.31

Weighted average shares outstanding:
Basic	63,261	1,081	64,342
Diluted	64,266	1,081	65,347
13.	Discontinued Operations and Divestitures

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

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned. During the first

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
quarter of 2009, CBIZ did not sell any operations. Gains recorded in the first quarter of 2009 related to contingent proceeds for a Financial Services operation that was sold during 2007.

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
Revenue and results from operations of discontinued operations for the three months ended March 31, 2009 and 2008 are separately reported as “income from operations of discontinued operations, net of tax” in the consolidated statements of operations and were as follows (in thousands):

	2009	2008
Revenue	$—	$387

Income from operations of discontinued operations, before income tax expense	$193	$6
Income tax expense	(71)	(4)

Income from operations of discontinued operations, net of tax	$122	$2

Gain (loss) on the disposal of discontinued operations for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Gain (loss) on disposal of discontinued operations, before income tax expense	$11	$(378)
Income tax expense	4	71

Gain (loss) on disposal of discontinued operations, net of tax	$7	$(449)

At March 31, 2009 and December 31, 2008, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Assets:
Accounts receivable, net	$246	$203
Other current assets	39	46

Assets of discontinued operations	$285	$249

Liabilities:
Accounts payable	$85	$97
Accrued personnel costs	10	10
Other current liabilities	614	662

Liabilities of discontinued operations	$709	$769

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

CBIZ’s business units have been aggregated into four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”), and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment in which they operate; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines.

A general description of services provided by practice group, is provided in the following table.

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

Corporate and Other. Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of gains or losses attributable to assets held in the Company’s deferred compensation plan, stock-based compensation, certain health care costs, consolidation and integration charges, and certain advertising costs.

Accounting policies of the practice groups are the same as those described in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2008. Upon consolidation, all intercompany accounts and transactions are eliminated; thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding the costs of certain infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing), which are reported in the “Corporate and Other” segment.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Segment information for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31, 2009
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$124,693	$45,463	$39,880	$10,141	$—	$220,177
Operating expenses	93,138	37,426	35,168	10,047	2,490	178,269

Gross margin	31,555	8,037	4,712	94	(2,490)	41,908

Corporate general & admin	—	—	—	—	7,709	7,709

Operating income (loss)	31,555	8,037	4,712	94	(10,199)	34,199

Other income (expense):
Interest expense	(8)	(7)	—	(2)	(3,488)	(3,505)
Gain on sale of operations, net	—	—	—	—	80	80
Other income (expense), net	78	225	74	(1)	(968)	(592)

Total other income (expense)	70	218	74	(3)	(4,376)	(4,017)

Income (loss) from continuing operations before income tax expense	$31,625	$8,255	$4,786	$91	$(14,575)	$30,182

	THREE MONTHS ENDED MARCH 31, 2008
					Corporate
	Financial	Employee		National	And
	Services	Services	MMP	Practices	Other	Total
Revenue	$98,991	$47,255	$40,766	$10,151	$—	$197,163
Operating expenses	71,736	38,758	36,146	10,009	1,492	158,141

Gross margin	27,255	8,497	4,620	142	(1,492)	39,022

Corporate general & admin	—	—	—	—	7,252	7,252

Operating income (loss)	27,255	8,497	4,620	142	(8,744)	31,770

Other income (expense):
Interest expense	(6)	(7)	—	—	(2,567)	(2,580)
Gain on sale of operations, net	—	—	—	—	20	20
Other income (expense), net	96	454	83	13	(1,993)	(1,347)

Total other income (expense)	90	447	83	13	(4,540)	(3,907)

Income (loss) from continuing operations before income tax expense	$27,345	$8,944	$4,703	$155	$(13,284)	$27,863

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at March 31, 2009 and December 31, 2008, and results of operations and cash flows for the three months ended March 31, 2009 and 2008, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2008. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Uncertainty of Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2008.
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

Financial Services
•	Accounting

•	Tax

•	Financial Advisory

•	Litigation Support

•	Valuation

•	Internal Audit

•	Fraud Detection

•	Real Estate Advisory
Employee Services
•	Group Health

•	Property & Casualty

•	COBRA / Flex

•	Retirement Planning

•	Wealth Management

•	Life Insurance

•	Human Capital Management

•	Payroll Services

•	Actuarial Services

•	Recruiting
MMP
•	Coding and Billing

•	Accounts Receivable Management

•	Full Practice Management Services
National Practices
•	Managed Networking and Hardware Services

•	Technical Security Solutions

•	Technology Consulting

•	Project Management

•	Software Solutions

•	Health Care Consulting

•	Mergers & Acquisitions

See the Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of external relationships and regulatory factors that currently impact CBIZ’s operations.
Executive Summary
Revenue for the first quarter of 2009 grew by 11.7% versus the comparable period in 2008 and earnings per share from continuing operations grew by 11.5%. Revenue from newly acquired operations, net of divestitures, contributed $26.8 million, or 13.6% to the growth in revenue and same-unit revenue declined by 1.9%, or $3.8 million. CBIZ is taking a number of actions to manage costs in order to reduce pressure on gross margin.
CBIZ acquired Mahoney Cohen & Company and Tofias PC on December 31, 2008 and focused on integrating these businesses during the first quarter of 2009. The integration of these two businesses into CBIZ’s operations has proceeded according to plan.
Effective January 1, 2009, CBIZ adopted the provisions of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which impacted the accounting associated with CBIZ’s $100.0 million convertible senior subordinated notes. The impact to CBIZ of adopting FSP APB 14-1 is described in Notes 1 and 5 to the accompanying consolidated financial statements.

On February 19, 2009, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2010. CBIZ purchased 0.8 million shares of its common stock at a total cost of $6.7 million during the first quarter of 2009.
Results of Operations — Continuing Operations
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on March 1, 2008, revenue for the month of March would be included in same-unit revenue for first quarter of both years; revenue for the period January 1, 2009 through February 28, 2009 would be reported as revenue from acquired businesses. Divested operations represents operations that were sold or closed and did not meet the criteria for treatment as discontinued operations.
Three Months Ended March 31, 2009 and 2008
Revenue
The following table summarizes total revenue for the three months ended March 31, 2009 and 2008 (in thousands, except percentages).

	THREE MONTHS ENDED MARCH 31,
		% of		% of	$	%
	2009	Total	2008	Total	Change	Change
Same-unit revenue
Financial Services	$97,183	44.2%	$98,991	50.2%	$(1,808)	(1.8)%
Employee Services	44,777	20.3%	45,884	23.3%	(1,107)	(2.4)%
MMP	39,880	18.1%	40,766	20.7%	(886)	(2.2)%
National Practices	10,141	4.6%	10,151	5.1%	(10)	(0.1)%

Total same-unit revenue	191,981	87.2%	195,792	99.3%	(3,811)	(1.9)%

Acquired businesses	28,191	12.8%	—	—	28,191
Divested operations	5	—	1,371	0.7%	(1,366)

Total revenue	$220,177	100.0%	$197,163	100.0%	$23,014	11.7%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.
Gross margin and operating expenses — Operating expenses for the first quarter of 2009 increased by $20.1 million versus the comparable period in 2008, of which $20.6 million was attributable to the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC. The primary components of operating expenses for the first quarters of 2009 and 2008 are illustrated in the following table:

	2009		2008
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	74.8%	60.5%	73.8%	59.2%	1.3%
Occupancy costs	6.7%	5.4%	6.3%	5.1%	0.3%
Depreciation and amortization	2.8%	2.2%	2.2%	1.7%	0.5%
Other (1)	15.7%	12.9%	17.7%	14.2%	(1.3)%

Total operating expenses		81.0%		80.2%	0.8%

Gross margin		19.0%		19.8%	(0.8)%

(1)	Other operating expenses include office expenses, travel and related expenses, equipment costs, professional fees and other expenses, none of which are individually significant as a percentage of total operating expenses.

The increase in operating expenses as a percentage of revenue attributable to personnel costs consisted of an approximately 0.4% increase related to lower losses on assets held in relation to CBIZ’s deferred compensation plan, and 0.3% related to certain compensation arrangements related to the previously mentioned acquisitions. The increase in depreciation and amortization expense as a percentage of revenue is the result of the previously mentioned acquisitions. The decline in other operating expenses as a percentage of revenue for the first quarter of 2009 verses the comparable period in 2008 occurred as a result of the Company’s cost-control efforts, and primarily relates to declines in travel and recruiting fees. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.
Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses increased by $0.4 million to $7.7 million for the first quarter of 2009, from $7.3 million for the comparable period of 2008, however, declined as a percentage of revenue to 3.5% from 3.7% for the first quarters of 2009 and 2008, respectively. The primary components of G&A expenses for the first quarters of 2009 and 2008 are illustrated in the following table:

	2009		2008
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	63.0%	2.2%	61.0%	2.2%	—
Depreciation and amortization	2.3%	0.1%	5.2%	0.2%	(0.1)%
Professional services	10.8%	0.4%	12.2%	0.4%	—
Other (1)	23.9%	0.8%	21.6%	0.9%	(0.1)%

Total G&A expenses		3.5%		3.7%	(0.2)%

(1)	Other G&A expenses include occupancy costs, office expenses, equipment and computer costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.
Interest expense — Interest expense increased by $0.9 million to $3.5 million for the first quarter of 2009 from $2.6 million for the comparable period in 2008. The increase in interest expense relates to higher average debt outstanding under the credit facility in the first quarter of 2009 versus the comparable period in 2008, partially offset by a decrease in average interest rates. Average debt outstanding under the facility was $138.4 million and $48.4 million and weighted average interest rates were 4.2% and 5.5% for the first quarters of 2009 and 2008, respectively. The increase in average debt for the first quarter of 2009 versus the comparable period in 2008 was largely attributable to the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC which were financed through CBIZ’s credit facility.
Although the convertible notes carry a fixed interest rate of 3.125%, interest expense for the first quarter of 2009 increased by approximately $0.1 million versus the first quarter of 2008. As required by FSP APB 14-1, CBIZ accounts for the liability and equity components of the convertible notes in a manner that reflects the convertible debt borrowing rate, absent the conversion feature, when interest expense is recognized over subsequent periods. The effective interest rate on the convertible notes is 7.8% and interest expense above the 3.125% coupon rate is non-cash. CBIZ’s convertible notes and the impact of adopting FSP APB 14-1 are further disclosed in Notes 1 and 5 of the accompanying consolidated financial statements.
Other expense, net — Other expense, net is primarily comprised of interest income and adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan. Adjustments to the fair value of investments related to the deferred compensation contributed $1.0 million to the decline in other expense, net for the first quarter of 2009 versus the comparable period in 2008. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding decrease to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of operations.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $12.1 million and $11.2 million for the first quarters of 2009 and 2008, respectively. The effective tax rate for the first quarter of 2009 was 40.2%, compared to an effective rate of 40.1% for the comparable period in 2008.

Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”) and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	THREE MONTHS ENDED MARCH 31,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$97,183	$98,991	$(1,808)	(1.8)%
Acquired businesses	27,510	—	27,510
Divested operations	—	—	—

Total revenue	$124,693	$98,991	$25,702	26.0%

Operating expenses	93,138	71,736	21,402	29.8%

Gross margin	$31,555	$27,255	$4,300	15.8%

Gross margin percent	25.3%	27.5%

The increase in total revenue was primarily attributable to Mahoney Cohen & Company and Tofias PC which were acquired on December 31, 2008. These firms offer accounting, tax and financial advisory services to privately-held and public companies as well as high net worth individuals. Although the Financial Services group increased the rates realized for services, same-unit revenue for the first quarter of 2009 declined versus the comparable period in 2008 due to a reduction in client demand which resulted in a decrease in aggregate hours charged to clients.
CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”), including, but not limited to: administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $32.6 million and $28.8 million for the three months ended March 31, 2009 and 2008, respectively, a majority of which is related to services rendered to privately-held clients. Typically, in the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.
The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel related expenses representing 88.6% and 88.7% of total operating expenses for the first quarters of 2009 and 2008, respectively. Personnel costs increased $16.8 million for the first quarter of 2009 compared to the same period in the prior year, of which $16.0 million was related to the acquired businesses. The remainder of the increase was attributable to annual merit increases to existing employees, partially offset by decreases in personnel at several units experiencing reduced client demand. Occupancy costs increased by $1.9 million to 4.9% of revenue for the first quarter of 2009 versus 4.2% of revenue for the comparable period in 2008. The increase in occupancy costs relates to the acquired businesses and several office relocations which were completed subsequent to the first quarter of 2008. Travel related expenses decreased to 1.8% of revenue for the first quarter of 2009 from 2.0% of revenue for the comparable period of 2008, primarily as a result of CBIZ’s cost control efforts.
The decline in gross margin was primarily attributable to an increase in amortization expense related to intangible assets associated with the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC. In addition, bad debt expense increased to 1.3% of revenue for the first quarter of 2009 from

1.0% of revenue in the first quarter of 2008. The increase in bad debt expense was not related to an overall deterioration in the collectability of accounts receivable, but related to specific client receivables.
Employee Services

	THREE MONTHS ENDED MARCH 31,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$44,777	$45,884	$(1,107)	(2.4)%
Acquired businesses	681	—	681
Divested operations	5	1,371	(1,366)

Total revenue	$45,463	$47,255	$(1,792)	(3.8)%

Operating expenses	37,426	38,758	(1,332)	(3.4)%

Gross margin	$8,037	$8,497	$(460)	(5.4)%

Gross margin percent	17.7%	18.0%

The decrease in same-unit revenue was primarily attributable to declines in the Company’s human resources, payroll services, and wealth management and retirement advisory businesses. Same-unit human resources revenue decreased approximately $0.8 million due to lower client demand for recruiting and other consulting services and same-unit payroll revenue decreased approximately $0.5 million as a result of the decline in interest rates which negatively affected the investment income earned on payroll funds held on behalf of clients. Same-unit revenue from the wealth management and retirement advisory businesses was impacted by a decline in asset values in the first quarter of 2009. Group health revenue for the first quarter of 2009 was approximately equal to revenue in the first quarter of 2008 as the negative impact of higher rates of unemployment were offset by an increase in the number of clients utilizing group health benefit services. Property and casualty revenue decreased slightly in the first quarter of 2009 versus the comparable period in 2008 due to soft market conditions in pricing. The growth in revenue from acquired businesses was provided by a property and casualty business in Frederick, Maryland and a specialty recruiting business headquartered in Overland Park, Kansas, both of which were acquired during 2008. The decline in revenue from divested businesses relates to the sale of a specialty retirement investment advisory operation in Atlanta, Georgia which occurred in the third quarter of 2008.
The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 84.4% and 83.1% of total operating expenses for the first quarter of 2009 and 2008, respectively. Personnel costs decreased $0.6 million, but increased as a percentage of revenue to 64.0% for the first quarter of 2009 from 63.0% for the comparable period in 2008. The increase in personnel costs as a percentage of revenue was primarily attributable to annual merit increases and a decline in revenues at the aforementioned businesses which have a predominantly fixed compensation structure. Occupancy costs are relatively fixed in nature and were $2.5 million for the first quarter of 2009 and 2008.
The decline in gross margin was primarily attributable to lower interest rates which resulted in a $0.5 million decline in investment income earned on payroll funds. As investment revenue does not have related direct costs, changes in investment revenue can have a significant impact on gross margin.

Medical Management Professionals

	THREE MONTHS ENDED MARCH 31,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$39,880	$40,766	$(886)	(2.2)%

Operating expenses	35,168	36,146	(978)	(2.7)%

Gross margin	$4,712	$4,620	$92	2.0%

Gross margin percent	11.8%	11.3%

Same-unit revenue decreased 2.2% for the first quarter of 2009 versus the comparable period in 2008 due to an approximate 1% decline attributable to existing clients and a 1% decline attributable to new business sold, net of client terminations. Although revenue from existing clients grew by approximately 1% as a result of an increase in volume, the growth was offset by declines in pricing and the mix of medical specialties which collectively totaled approximately 2%. The decline in revenue from new business sold, net of client terminations, relates to an increase in lost business attributable to various reasons, including physician groups losing their hospital contracts and hospital consolidations.
The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily fees related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage related to our statement mailing services), representing 87.2% and 86.3% of total operating expenses for the first quarters of 2009 and 2008, respectively. Personnel costs decreased $0.6 million to 58.1% of revenue for the first quarter of 2009 from 58.4% of revenue for the comparable period in 2008, but was partially offset by an increase in professional service fees of $0.2 million. MMP has reduced headcount and related personnel costs with their expanded utilization of off-shore processing. The reductions in headcount and personnel costs in billing operations were partially offset by annual merit increases and some increases in internal support personnel necessary to manage process improvements and centralization efforts. Office expenses decreased to 7.8% of revenue for the first quarter of 2009 versus 8.1% for the comparable period of 2008, primarily as the result of a change in the frequency of statement mailing. Occupancy costs were $2.7 million for the first quarters of 2009 and 2008.
MMP has taken various actions to maintain gross margin, including the utilization of off-shore processing and other cost control measures. These cost control measures have resulted in declines in various expenses for the first quarter of 2009 versus the comparable period in 2008, including postage and travel.
National Practices

	THREE MONTHS ENDED MARCH 31,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$10,141	$10,151	$(10)	(0.1)%

Operating expenses	10,047	10,009	38	0.4%

Gross margin	$94	$142	$(48)	(33.8)%

Gross margin percent	0.9%	1.4%

Total revenue and gross margin for the businesses within the National Practices group did not change significantly for the first quarter of 2009 versus the comparable period of 2008. Approximately half of the revenue for the technology businesses is derived from recurring services provided to CBIZ’s largest customer. A majority of the remaining revenue is non-recurring and project-based, and thus it is more volatile to changes in discretionary spending behaviors and general changes in the overall economy.

Throughout 2008 and continuing into the first quarter of 2009, the non-recurring and project based revenue has been impacted by customers deferring investment decisions in response to the deteriorating economic environment. Revenue in the healthcare consulting business increased by $0.1 million for the first quarter of 2009 versus the comparable period in 2008, but was offset by a decline in revenue in the mergers and acquisitions business. The increase in revenue in the healthcare consulting business was attributable to new services that were introduced in 2008. There were no transactions closed by the mergers and acquisitions business during the first quarter of 2009 or 2008.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, representing 93.9% and 92.1% of total operating expenses for the first quarters of 2009 and 2008, respectively. Personnel costs increased $0.1 million to 77.2% of revenue for the first quarter of 2009 from 75.7% of revenue for the comparable period in 2008. The increase in personnel costs relates to annual merit increases and an increase in headcount in the healthcare consulting business. The increase in personnel costs as a percentage of revenue relates to the Company’s decision to maintain the majority of its technology workforce infrastructure in anticipation of some larger projects that are expected to close in the latter part of 2009. Direct costs relate to the technology businesses and consist of product costs, sales commissions and third party labor. Direct costs increased as a percentage of revenue by 0.8%, primarily due to a change in revenue mix more heavily weighted with product sales in the first quarter of 2009 versus the comparable period in 2008. Occupancy costs are relatively fixed in nature and were $0.3 million for the first quarters of 2009 and 2008.
The decline in gross margin relates to the Company’s decision to maintain the majority of its technology workforce infrastructure and the change in revenue mix for the technology units being more heavily weighted towards product sales, which typically provide lower margins than service revenue. The increase in personnel and direct costs (noted above) was substantially offset by a decline in travel and other operating expenses as a result of the Company’s cost-control efforts.
Financial Condition
Cash and cash equivalents decreased by $0.1 million to $9.6 million at March 31, 2009 from December 31, 2008. Restricted cash was $12.1 million at March 31, 2009, a decrease of $3.7 million from December 31, 2008. Restricted cash represents those funds held in connection with CBIZ’s FINRA regulated operations and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $169.7 million at March 31, 2009, an increase of $40.6 million from December 31, 2008, and days sales outstanding (“DSO”) from continuing operations was 80 days, 67 days and 79 days at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. The calculations of DSO at March 31, 2009 and December 31, 2008 exclude accounts receivable, unbilled revenue and daily revenue for the two businesses that were acquired on December 31, 2008.
Other current assets were $12.5 million and $11.5 million at March 31, 2009 and December 31, 2008, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients (current and non-current) and client fund obligations relate to CBIZ’s payroll services business. The balance in these accounts fluctuates with the timing of cash receipts and the related cash payments. Client funds obligations differ from funds held for clients due to changes in the market value of the underlying investments.
Notes receivable, net (current and non-current) decreased by $0.9 million at March 31, 2009 versus December 31, 2008. The decrease in notes receivable, net relates to payments received, and there were no additions to notes receivable during the first quarter of 2009.

Goodwill and other intangible assets, net of accumulated amortization, decreased by $2.1 million at March 31, 2009 from December 31, 2008, of which $2.0 million related to goodwill and $0.1 million related to other intangible assets. The decrease in goodwill consisted of a $4.0 million reduction attributable to purchase price allocations, partially offset by an increase of $2.0 million attributable to additional purchase price earned by previous acquisitions. The decrease in goodwill attributable to purchase price allocations occurred as additional information became available related to the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC, and was offset by a $2.5 million increase in other intangible assets and $1.5 million reduction in other liabilities. In addition, other intangible assets increased by $0.4 million due to the acquisitions of two client lists during the first quarter of 2009, offset by amortization expense of $3.1 million.
Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $20.4 million and $19.7 million at March 31, 2009 and December 31, 2008, respectively. The $0.7 million increase in assets of the deferred compensation plan consisted of net participant contributions, offset by a decline in the fair value of the investments of $0.8 million. The plan is described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2008.
The accounts payable balance of $24.8 million at March 31, 2009 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and our estimate of incentive compensation costs, and these amounts typically decrease in the first quarter due to the payment of annual incentive compensation awards.
Notes payable — current increased by $2.9 million to $4.0 million at March 31, 2009 from $1.1 million at December 31, 2008 due to the increase in contingent proceeds earned by acquired businesses of approximately $3.1 million, offset by payments of contingent proceeds related to acquired businesses of approximately $0.2 million.
Other liabilities (current and non-current) decreased by $3.0 million at March 31, 2009 from December 31, 2008. Approximately $1.3 million of the decrease is attributable to contingent proceeds earned by acquired businesses offset partially by an increase in notes payable, and $1.5 million of the decrease relates to a change in purchase price allocation related to the December 31, 2008 acquisition of Mahoney Cohen & Company, which is offset by a corresponding decrease in goodwill.
Income taxes payable — current was $8.5 million at March 31, 2009 versus income taxes refundable of $3.3 million at December 31, 2008. The income taxes refundable balance at December 31, 2008 occurred as CBIZ made estimated tax payments that exceeded the tax liabilities CBIZ expected to incur with its 2008 income tax filings. Income taxes payable at March 31, 2009 primarily represents the provision for current income taxes less estimated tax payments and tax benefits related to the exercise of stock options. Income taxes payable — non-current was $6.8 million at March 31, 2009 and December 31, 2008 and represents the accrual for uncertain tax positions in accordance with FIN 48.
As required by FSP APB 14-1, CBIZ’s $100.0 million convertible notes are carried at face value less any unamortized discount. The $1.0 million increase in the carrying value of the convertible notes at March 31, 2009 versus December 31, 2008 represents amortization of the discount which is recognized as interest expense in the consolidated statements of operations. The convertible notes and the impact of adopting FSP APB 14-1 are further disclosed in Notes 1 and 5 of the accompanying consolidated financial statements.
Bank debt for amounts due on CBIZ’s credit facility increased by $25.0 million at March 31, 2009 from December 31, 2008. This increase was primarily attributable to the seasonal use of cash that typically occurs in CBIZ’s first fiscal quarter (as described under “Sources and Uses of Cash” below). In addition, CBIZ purchased approximately 0.8 million shares of common stock at a cost of $6.7 million during the first quarter of 2009.
Stockholders’ equity increased by $13.0 million to $254.6 million at March 31, 2009 from $241.6 million at December 31, 2008. The increase in stockholders’ equity was primarily attributable to net income of $18.2 million and $1.3 million related to CBIZ’s stock award programs. These increases were partially offset by share repurchase activity of approximately 0.8 million shares at a cost of $6.7 million.
Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with an unsecured credit facility and with $100.0 million in convertible senior subordinated notes (“Notes”). The Notes were sold to qualified institutional buyers on May 30, 2006, mature on June 1, 2026, and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011. In addition, holders of the Notes can require CBIZ to repurchase for cash all or a portion of their Notes on June 1, 2011, June 1, 2016 and June 1, 2021.
CBIZ maintains a $214.0 million unsecured credit facility with Bank of America as agent bank for a group of six participating banks. The credit facility has a letter of credit sub-facility and matures in November 2012. At March 31, 2009, CBIZ had $150.0 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $4.7 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $38.5 million at March 31, 2009. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic acquisitions.
The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of March 31, 2009.
CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a shelf registration under which it can offer such securities. See CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008 for a description of the shelf registration statement.
Sources and Uses of Cash
The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Total cash provided by (used in):
Operating activities	$(17,760)	$(11,491)
Investing activities	(912)	(16,300)
Financing activities	18,568	26,733

Decrease in cash and cash equivalents	$(104)	$(1,058)

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash is followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters. During the first quarter of 2009, net cash used in operating activities was $17.8 million compared to $11.5 million for the comparable period in 2008. The increase in net cash used in operating activities was primarily attributable to accounts receivable and other liabilities, which contributed $11.1 million and $6.0 million of the increase, respectively. The higher use of cash related to accounts receivable in the first quarter of 2009 versus the comparable period in 2008 was largely due to the businesses that were acquired on December 31, 2008. In addition, DSO increased to 80 days at March 31, 2009 from 79 days at March 31, 2008 due to slower collections. CBIZ experienced an increase in cash attributable to other liabilities during the first quarter of 2008 due to a change in the timing of disbursements related to the conversion from a fully-insured plan to a self-funded program effective January 1, 2008.

CBIZ’s investing activities typically result in a net use of cash, and generally consist of: payments towards business acquisitions, other intangible assets and capital expenditures, proceeds received from divestitures and discontinued operations, and activity related to notes receivable. CBIZ used $0.9 million in net cash for investing activities during the first quarter of 2009, compared to $16.3 million during the comparable period in 2008. Investing uses of cash during the first quarter of 2009 primarily consisted of $1.4 million for capital expenditures (net) and $0.4 million of net cash used towards business acquisitions, offset by $0.3 million in proceeds received from the sale of various operations and $0.7 million in payments received on notes receivable. Investing uses of cash during the first quarter of 2008 primarily consisted of $17.1 million of net cash used towards business acquisitions and other intangible assets, and $1.3 million for capital expenditures (net), offset by $1.6 million in proceeds received from the sale of various operations and $0.5 million in payments received on notes receivable. Capital expenditures primarily consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.
CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, and proceeds from the exercise of stock options. Net cash provided by financing activities during the first quarter of 2009 was $18.6 million compared to $26.7 million for the comparable period in 2008. Financing sources of cash during the first quarter of 2009 included $25.0 million in net proceeds from the credit facility and $0.4 million in proceeds from the exercise of stock options (including tax benefits), offset by $6.7 million in cash used to repurchase shares of CBIZ common stock. Financing sources of cash during the first quarter of 2008 included $45.0 million in net proceeds from the credit facility and $4.1 million in proceeds from the exercise of stock options (including tax benefits), offset by $22.2 million in cash used to repurchase shares of CBIZ common stock.
Obligations and Commitments
CBIZ’s aggregate amount of future obligations at March 31, 2009 for the next five years and thereafter is set forth below (in thousands):

	Total	2009 (1)	2010	2011	2012	2013	Thereafter
Convertible notes (2)	$100,000	$—	$—	$—	$—	$—	$100,000

Interest on convertible notes	54,688	3,125	3,125	3,125	3,125	3,125	39,063

Credit facility (3)	150,000	—	—	—	150,000	—	—

Income taxes payable (4)	8,548	8,548	—	—	—	—	—

Notes payable	3,982	3,888	94	—	—	—	—

Capitalized leases	327	173	154	—	—	—	—
Restructuring lease obligations (5)	11,154	1,999	2,010	1,888	1,767	1,178	2,312
Non-cancelable operating lease obligations (5)	176,622	26,248	31,107	26,626	22,559	17,776	52,306
Letters of credit in lieu of cash security deposits	3,551	1,386	535	200	—	45	1,385
Performance guarantees for non-consolidated affiliates	1,155	1,155	—	—	—	—	—
License bonds and other letters of credit	1,519	955	541	23	—	—	—

Total	$511,546	$47,477	$37,566	$31,862	$177,451	$22,124	$195,066

(1)	Represents contractual obligations from April 1, 2009 to December 31, 2009.

(2)	Convertible notes mature on June 1, 2026, but may be redeemed anytime after June 6, 2011.

(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(4)	Does not reflect $6.2 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions in accordance with FIN 48, since CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.

(5)	Excludes cash expected to be received under subleases.

Off-Balance Sheet Arrangements
CBIZ maintains administrative service agreements with independent CPA firms (as described more fully in the Annual Report on Form 10-K for the year ended December 31, 2008), which qualify as variable interest entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended. The impact to CBIZ of this accounting pronouncement is not material to the financial condition, results of operations, or cash flows of CBIZ.
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.2 million at March 31, 2009 and December 31, 2008. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $3.6 million and $4.6 million at March 31, 2009 and December 31, 2008, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2009 and December 31, 2008 totaled $1.5 million and $1.7 million, respectively.
CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2009, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.
Interest Rate Risk Management
CBIZ uses interest rate swaps to manage interest rate risk exposure. Our interest rate swaps effectively modify our exposure to interest rate risk, primarily through converting portions of our floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At March 31, 2009, CBIZ had a total of $30.0 million notional amount of interest rate swaps outstanding, of which $10.0 million expire in January 2010 and $20.0 million expire in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.
CBIZ carries $100.0 million in convertible senior subordinated notes bearing a fixed interest rate of 3.125%. The Notes mature on June 1, 2026 and have call protection such that they may not be redeemed until June 6, 2011. CBIZ believes the fixed nature of this borrowing mitigates our interest rate risk.
In connection with payroll services provided to clients, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in short-term investments, which included Auction Rate Securities as these were highly liquid investments prior to the dislocation of this market. In accordance with our investment policy, all investments carry an investment grade rating at the time of initial investment. The interest income on these short-term investments mitigates the interest rate risk for the borrowing costs of CBIZ’s credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility float are based on market conditions.
Critical Accounting Policies
The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to CBIZ’s critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading Critical Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2008.
Valuation of Goodwill
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but rather tested for impairment annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in our annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008. There was no goodwill impairment during the year ended December 31, 2008 or the first quarter of 2009.
Approximately half of the revenue for the technology businesses is derived from recurring services provided to CBIZ’s largest customer. A majority of the remaining revenue is non-recurring and project-based, and is more volatile to changes in discretionary spending behaviors and general changes in the economy. The continuation of adverse business conditions in the first quarter of 2009 was not considered a triggering event. However, if continued or significant deterioration of business conditions in the technology sector have an adverse effect on our estimates of discounted future cash flows or future annual growth rates, we may test for goodwill impairment, which could result in a charge against earnings, prior to the annual test in the fourth quarter of 2009.
Despite the fact that CBIZ’s market capitalization has declined since the end of 2008, the Company has experienced consistently strong earnings and a strong balance sheet. The decline in market capitalization aligns with performance of our market peer group. Accordingly, CBIZ believes no sufficient indicators of impairment exist to warrant an interim goodwill impairment analysis. However, future declines in revenue, operating income, CBIZ’s stock price, changes in comparable transaction multiples, or other changes in CBIZ’s business or the market for its services, could result in impairments of goodwill and other intangible assets.
New Accounting Pronouncements
Recently Issued Accounting Pronouncements
Fair Value Measurements and Other-than-Temporary Impairments — In April 2009, the FASB, issued two FASB Staff Positions (“FSP’s”) to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements.
FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).
FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. This FSP also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.
FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.
CBIZ is currently evaluating the provisions of these FSPs which require adoption effective for the quarter ending June 30, 2009.
Recently Adopted Accounting Pronouncements
On January 1, 2009, CBIZ adopted the provisions of the FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partially in cash, to separately account for the liability and equity components of the instruments in a manner that reflects the convertible debt borrowing rate, absent the conversion feature, when interest expense is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. See Notes 1 and 5 of the accompanying consolidated financial statements for further discussion of FSP APB 14-1.
On January 1, 2009, CBIZ adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. See Note 7 of the accompanying consolidated financial statements for disclosures required by SFAS No. 161.
On January 1, 2009, CBIZ adopted the provisions of SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”), as amended. SFAS No. 141R establishes principles and requirements for how a reporting entity recognizes and measures the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, as well as determines what information to disclose. SFAS No. 141R also requires acquisition costs that were previously capitalized be expensed as incurred. CBIZ did not acquire any businesses during the first quarter of 2009.
On January 1, 2009, CBIZ adopted the provisions of FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in the determination of the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and is intended to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141. The adoption of FSP 142-3 did not have a significant impact on CBIZ’s consolidated balance sheets, results of operations or cash flows.

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
A more detailed description of risk factors may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008. Except as required by the federal securities laws, CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at March 31, 2009 was $150.0 million. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2009, interest expense would increase or decrease approximately $1.2 million annually.
CBIZ does not engage in trading market risk sensitive instruments. CBIZ uses interest rate swaps to manage interest rate risk exposure. Our interest rate swaps effectively modify our exposure to interest rate risk, primarily through converting portions of our floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At March 31, 2009, CBIZ had a total of $30.0 million notional amount of interest rate swaps outstanding, of which $10.0 million expire in January 2010 and $20.0 million expire in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

In connection with CBIZ’s payroll business, funds held for clients are segregated and invested in short-term investments which included ARS prior to the dislocation of this market. ARS are variable debt instruments with longer stated maturities whose interest rates are reset at pre-determined short-term intervals through a Dutch auction system. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial investment.
Since the first quarter of 2008, conditions in the global credit markets have resulted in the failure of auctions for the ARS that CBIZ holds because the amount of securities submitted for sale exceed the amount of bids. A failed auction does not necessarily represent a default by the issuer of the underlying security. To date, we have collected all interest on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities. We understand that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of our investment in ARS no longer approximates face value.
At March 31, 2009, CBIZ held three investments in ARS with par values totaling $13.4 million and fair values totaling $10.1 million. The difference between par value and fair value for two of the ARS are currently considered to be temporary and were recorded as unrealized losses in accumulated other comprehensive loss, net of tax benefit during the year ended December 31, 2008. During the first quarter of 2009, the fair value of these two ARS increased by $71,000 resulting in a gain being recorded to accumulated other comprehensive loss. ARS with temporary declines in fair value are classified as “Funds held for clients — non-current”, as CBIZ intends and has the ability to hold these investments until anticipated recovery of par value occurs.
The decline in fair value of the remaining ARS was determined to be other-than-temporary. Accordingly, all losses associated with this ARS were recorded in “Other income (expense), net” in the consolidated statements of operations for the year ended December 31, 2008. During the first quarter of 2009, there was no impairment related to this ARS. The fair value of this ARS is recorded in “Funds held for clients — non-current” in the accompanying consolidated balance sheets.
Although we have experienced these failed auctions with regards to ARS, CBIZ believes it has adequate liquidity to operate and settle client obligations as the majority of CBIZ’s client funds are invested in highly-liquid short-term money market funds.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of our Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CBIZ have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Conclusions
Our Disclosure Controls are designed to provide reasonable assurance of achieving their objectives and, based upon the Controls Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at that reasonable assurance level.
(b) Internal Control over Financial Reporting
There were no changes in our Internal Controls that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) During the first quarter of 2009, approximately 26,300 shares of CBIZ common stock became issuable as contingent consideration owed to former owners of businesses that were acquired by CBIZ. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued had access to full information about CBIZ and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
(c) Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 19, 2009 and February 7, 2008, CBIZ’s Board of Directors authorized Share Repurchase Plans, each of which authorized the purchase of up to 5.0 million shares of CBIZ common stock. Each Share Repurchase Plan is effective beginning April 1 of the respective plan year, and each expires one year from the respective effective date. The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.
Stock repurchase activity during the three months ended March 31, 2009 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).
Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total	Average	Purchased as	May Yet Be
	Number of	Price Paid	Part of Publicly	Purchased
	Shares	Per	Announced	Under the
Period	Purchased	Share (1)	Plans	Plans
January 1 – January 31, 2009 (2)	610	$8.33	610	1,957
February 1 – February 28, 2009 (2)	108	$7.54	108	1,849
March 1 – March 31, 2009 (2)	120	$6.68	120	5,000

Total first quarter purchases (3)	838	$7.99	838

(1)	Average price paid per share includes fees and commissions.

(2)	Open market purchases.

(3)	The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, a broker is granted discretion to repurchase shares on the Company’s behalf, and the broker is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
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

CBIZ, Inc. (Registrant)
Date: May 11, 2009	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer Duly Authorized Officer and Principal Financial Officer