Form 10-Q
period 2009-06-30
CBIZ, Inc.
filed 2009-08-10
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 31, 2009

Common Stock, par value $0.01 per share	62,273,352

CBIZ, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	JUNE 30,	DECEMBER 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,124	$9,672
Restricted cash	12,414	15,786
Accounts receivable, net	149,678	129,164
Notes receivable — current, net	1,478	2,133
Income taxes refundable	—	3,271
Deferred income taxes — current	8,065	6,750
Other current assets	11,801	11,540
Assets of discontinued operations	254	249

Current assets before funds held for clients	193,814	178,565
Funds held for clients — current	59,839	103,097

Total current assets	253,653	281,662

Property and equipment, net	29,314	30,835
Notes receivable — non-current, net	585	927
Deferred income taxes — non-current, net	—	1,383
Goodwill and other intangible assets, net	348,518	350,216
Assets of deferred compensation plan	23,549	19,711
Funds held for clients — non-current	10,406	10,024
Other assets	3,442	3,834

Total assets	$669,467	$698,592

LIABILITIES
Current liabilities:
Accounts payable	$28,922	$29,013
Income taxes payable — current	4,120	—
Accrued personnel costs	33,558	40,869
Notes payable — current	2,854	1,064
Other current liabilities	16,123	18,478
Liabilities of discontinued operations	482	769

Current liabilities before client fund obligations	86,059	90,193
Client fund obligations	73,233	116,638

Total current liabilities	159,292	206,831

Convertible notes, net	91,829	89,887
Bank debt	116,300	125,000
Income taxes payable — non-current	6,868	6,797
Deferred income taxes — non-current, net	337	—
Deferred compensation plan obligations	23,549	19,711
Other non-current liabilities	7,456	8,767

Total liabilities	405,631	456,993

STOCKHOLDERS’ EQUITY
Common stock	1,075	1,068
Additional paid-in capital	512,179	508,023
Retained earnings (accumulated deficit)	15,047	(10,155)
Treasury stock	(263,407)	(256,295)
Accumulated other comprehensive loss	(1,058)	(1,042)

Total stockholders’ equity	263,836	241,599

Total liabilities and stockholders’ equity	$669,467	$698,592

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008

Revenue	$189,072	$175,391	$409,249	$372,554
Operating expenses	169,671	154,540	347,940	312,681

Gross margin	19,401	20,851	61,309	59,873
Corporate general and administrative expense	7,687	7,791	15,396	15,043

Operating income	11,714	13,060	45,913	44,830

Other income (expense):
Interest expense	(3,535)	(2,762)	(7,040)	(5,342)
Gain on sale of operations, net	14	221	94	241
Other income (expense), net	2,897	335	2,305	(1,012)

Total other expense, net	(624)	(2,206)	(4,641)	(6,113)

Income from continuing operations before income tax expense	11,090	10,854	41,272	38,717

Income tax expense	4,451	3,923	16,581	15,093

Income from continuing operations after income tax expense	6,639	6,931	24,691	23,624

Income (loss) from discontinued operations, net of tax	13	(196)	135	(194)

Gain (loss) on disposal of discontinued operations, net of tax	144	9	151	(440)

Net income	$6,796	$6,744	$24,977	$22,990

Earnings (loss) per share:

Basic:
Continuing operations	$0.11	$0.11	$0.40	$0.38
Discontinued operations	—	—	—	(0.01)

Net income	$0.11	$0.11	$0.40	$0.37

Diluted:
Continuing operations	$0.11	$0.11	$0.40	$0.37
Discontinued operations	—	—	—	(0.01)

Net income	$0.11	$0.11	$0.40	$0.36

Basic weighted average shares outstanding	61,436	61,830	61,366	62,544

Diluted weighted average shares outstanding	61,870	62,440	61,891	63,320

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
Cash flows from operating activities:
Net income	$24,977	$22,990
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from operations of discontinued operations, net of tax	(135)	194
(Gain) loss on disposal of discontinued operations, net of tax	(151)	440
Gain on sale of operations, net	(94)	(241)
Amortization of discount on convertible notes	1,942	1,800
Bad debt expense, net of recoveries	4,247	2,306
Depreciation and amortization expense	10,155	7,615
Deferred income taxes	241	(2,340)
Excess tax benefits from share based payment arrangements	(306)	(1,534)
Employee stock awards	2,180	1,824
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	3,372	(2,929)
Accounts receivable, net	(24,627)	(19,182)
Other assets	144	119
Accounts payable	(69)	6,059
Income taxes payable	7,680	5,697
Accrued personnel costs	(7,311)	(7,456)
Other liabilities and other	(948)	5,286

Net cash provided by continuing operations	21,297	20,648
Operating cash flows provided by (used in) discontinued operations	13	(1,120)

Net cash provided by operating activities	21,310	19,528

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(4,403)	(20,630)
Acquisition of other intangible assets	(9)	(808)
Proceeds from sales of divested and discontinued operations	348	2,253
Additions to property and equipment, net	(2,487)	(2,619)
Additions to notes receivable	—	(170)
Payments received on notes receivable	729	241

Net cash used in investing activities	(5,822)	(21,733)

Cash flows from financing activities:
Proceeds from bank debt	225,775	135,610
Payment of bank debt	(234,475)	(105,610)
Payment of notes payable and capitalized leases	(160)	(254)
Payment for acquisition of treasury stock	(7,112)	(33,024)
Proceeds from exercise of stock options	666	3,525
Excess tax benefit from exercise of stock awards	306	1,534
Debt issuance costs	(36)	(98)

Net cash (used in) provided by financing activities	(15,036)	1,683

Net decrease in cash and cash equivalents	452	(522)
Cash and cash equivalents at beginning of year	9,672	12,144

Cash and cash equivalents at end of period	$10,124	$11,622

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of June 30, 2009 and December 31, 2008, the consolidated results of their operations for the three and six months ended June 30, 2009 and 2008, and the cash flows for the six months ended June 30, 2009 and 2008. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Reclassifications

Certain amounts in the 2008 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation and revised to reflect the retroactive application of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).

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

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. Under SFAS No. 168, “The FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The impact of SFAS No. 168 is not expected to have a material impact on CBIZ’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, (“SFAS No. 167”). SFAS No. 167 eliminates exceptions to consolidating qualifying special-purpose entities, changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. SFAS No. 167 is effective for annual periods beginning after November 15, 2009. CBIZ is currently evaluating the impact, if any, of adopting the requirements of SFAS No. 167 on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

On January 1, 2009, CBIZ adopted FSP No. APB 14-1 which requires issuers of convertible debt instruments that may be settled wholly or partially with cash, to separately account for the liability and equity components of the instruments in a manner that reflects the convertible debt borrowing rate, absent the conversion feature, when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional interest expense.

FSP APB 14-1 impacts the accounting associated with CBIZ’s $100.0 million convertible senior subordinated notes (“Notes”) which were issued in May, 2006 (further described in Note 5). The provisions of FSP APB 14-1 were applied retrospectively and resulted in a reduction in the carrying value of the Notes, and increases to stockholders’ equity and interest expense from what was reported in historical financial statements. The additional interest expense required under FSP APB 14-1 is a non-cash expense and thus did not impact total operating, investing or financing cash flows.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items (in thousands, except per share data):

Consolidated Statements of Operations:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2008		JUNE 30, 2008
	Originally	As	Originally	As
	Reported	Adjusted	Reported	Adjusted
Interest expense	$1,888	$2,762	$3,605	$5,342
Income tax expense	$4,255	$3,923	$15,753	$15,093
Income from continuing operations	$7,473	$6,931	$24,701	$23,624
Net income	$7,286	$6,744	$24,067	$22,990

Earnings per share:
Basic:
Continuing operations	$0.12	$0.11	$0.39	$0.38
Discontinued operations	—	—	(0.01)	(0.01)

Net income	$0.12	$0.11	$0.38	$0.37

Diluted:
Continuing operations	$0.12	$0.11	$0.39	$0.37
Discontinued operations	—	—	(0.01)	(0.01)

Net income	$0.12	$0.11	$0.38	$0.36

Consolidated Balance Sheets:

	December 31, 2008
	Originally	As
	Reported	Adjusted
Deferred income taxes — non-current, net	$5,111	$1,383
Other assets	$4,137	$3,834
Convertible notes	$100,000	$89,887
Additional paid-in-capital	$496,598	$508,023
Accumulated deficit	$(4,812)	$(10,155)
Total stockholders’ equity	$235,517	$241,599
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

On January 1, 2009, CBIZ adopted the provisions of SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”), as amended. SFAS No. 141R establishes principles and requirements for how a reporting entity recognizes and measures the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, as well as determines what information to disclose. SFAS No. 141R also requires acquisition costs that were previously capitalized be expensed as incurred. See Note 12 for further discussion of acquisitions and the impact of SFAS No. 141R.

On January 1, 2009, CBIZ adopted the provisions of FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
considered in the determination of the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and is intended to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. The adoption of FSP No. FAS 142-3 did not have a material impact on CBIZ’s consolidated financial statements.

As of April 1, 2009, CBIZ adopted the provisions of FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2”). FSP No. FAS 115-2 changes (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity is required to assess the likelihood of selling a security prior to recovering its cost basis as opposed to whether it has the intent and ability to hold a security to recovery or maturity. This FSP also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of the credit loss each period. See Note 7 for disclosures required by FSP No. FAS 115-2.

During the three months ended June 30, 2009, CBIZ adopted the provisions of FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The adoption of FSP No. FAS 157-4 did not have a material impact on CBIZ’s consolidated financial statements.

During the three months ended June 30, 2009, CBIZ adopted the provisions of FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1”), which increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. The adoption of FSP No. FAS 107-1 did not have a material impact on CBIZ’s consolidated financial statements.

During the three months ended June 30, 2009, CBIZ adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 applies to both interim financial statements and annual financial statements after June 15, 2009. See Note 15 for further disclosures required by SFAS No. 165.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
2.	Accounts Receivable, Net

Accounts receivable balances at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	2009	2008
Trade accounts receivable	$125,463	$113,549
Unbilled revenue	33,219	23,981

Total accounts receivable	158,682	137,530
Allowance for doubtful accounts	(9,004)	(8,366)

Accounts receivable, net	$149,678	$129,164

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	2009	2008
Goodwill	$262,118	$260,535
Intangible assets:
Client lists	105,887	103,812
Other intangible assets	9,291	8,990

Total intangible assets	115,178	112,802

Total goodwill and intangibles assets	377,296	373,337
Accumulated amortization:
Client lists	(25,496)	(20,575)
Other intangible assets	(3,282)	(2,546)

Total accumulated amortization	(28,778)	(23,121)

Goodwill and other intangible assets, net	$348,518	$350,216

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Operating expenses	$4,887	$3,497	$9,795	$6,937
Corporate general and administrative expense	180	301	360	678

Total depreciation and amortization expense	$5,067	$3,798	$10,155	$7,615

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
5.	Borrowing Arrangements

Convertible Senior Subordinated Notes

On May 30, 2006, CBIZ sold and issued $100.0 million in Notes. The Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The terms of the Notes are governed by the Indenture dated as of May 30, 2006, with U.S. Bank National Association as trustee. The Notes and Indenture are further described in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

As required by FSP APB 14-1, CBIZ separately accounts for the debt and equity components of the Notes. The carrying amount of the debt and equity components at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	2009	2008
Principal amount of notes	$100,000	$100,000
Unamortized discount	(8,171)	(10,113)

Net carrying amount	$91,829	$89,887

Additional paid-in-capital	$11,425	$11,425

The discount on the liability component of the Notes is being amortized using the effective interest method based upon an annual effective rate of 7.8%, which represents the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over five years from the date of issuance, which coincides with the first date that holders can require CBIZ to repurchase the Notes. At June 30, 2009, the unamortized discount had a remaining amortization period of approximately 23 months.

During the three and six months ended June 30, 2009 and 2008, CBIZ recognized interest expense on the Notes as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Contractual coupon interest	$781	$781	$1,562	$1,562
Amortization of discount.	978	906	1,942	1,800

Total interest expense	$1,759	$1,687	$3,504	$3,362

Bank Debt

CBIZ maintains a $214.0 million unsecured credit facility (“credit facility”) with Bank of America as agent bank for a group of six participating banks. The credit facility has a letter of credit sub-facility and matures in November 2012. CBIZ had $116.3 million and $125.0 million of outstanding borrowings

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
under its credit facility at June 30, 2009 and December 31, 2008, respectively. Rates for the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008
Weighted average rates	4.06%	4.87%

Range of effective rates	2.78% - 6.40%	3.60% - 7.25%

CBIZ had approximately $67.8 million of available funds under the credit facility at June 30, 2009. Available funds under the credit facility are reduced by letters of credit and obligations determined to be “other indebtedness” in accordance with the terms of the credit facility.

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

There are no limitations on CBIZ’s ability to acquire businesses or repurchase CBIZ common stock provided that the Leverage Ratio is less than 2.0. The Leverage Ratio is calculated as total debt (excluding the Notes) compared to EBITDA as defined by the credit facility. As of June 30, 2009, the Leverage Ratio as defined by the credit facility was 1.46.

6.	Commitments and Contingencies

Acquisitions

The purchase price that CBIZ pays for businesses and client lists has historically consisted of two components: an up-front, non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists’ actual future performance. Shares of CBIZ common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to two years. Acquisitions are further discussed in Note 12.

Indemnifications

CBIZ has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2009, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the six months ended June 30, 2009 and 2008, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to lessors (landlords) of certain leased premises in lieu of cash security deposits which totaled $3.6 million and $4.6 million as of June 30, 2009 and December 31, 2008, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2009 and December 31, 2008 was $1.5 million and $1.7 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.2 million as of June 30, 2009 and December 31, 2008. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments and higher costs incurred if circumstances differ from the assumptions used in estimating the liability. The liability for the self-funded health insurance plan is included in other current liabilities in the consolidated balance sheets and was $4.4 million and $4.1 million at June 30, 2009 and December 31, 2008, respectively. CBIZ’s net healthcare costs include health claims, premiums for stop-loss coverages and administration fees to third-party administrators.

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

Corporate Bonds

As part of the Company’s effort to invest the funds held for clients, CBIZ purchased two corporate bonds with par values totaling $6.0 million during June, 2009. Both bonds are investment grade and are classified as available for sale. One corporate bond matures in October, 2010 and the other matures in January, 2011. These investments are included in “Funds held for clients — current” on the consolidated balance sheets. During the three months ended June 30, 2009, CBIZ recognized a temporary impairment on these bonds totaling $14,000, which is recorded in other comprehensive loss.

Auction Rate Securities (“ARS”)

During the three months ended June 30, 2009, CBIZ adopted the provisions of FSP No. FAS 115-2, which resulted in a change in the recognition of other-than-temporary impairments on the Company’s ARS investments. FSP No. FAS 115-2 pertains to debt securities that are other-than-temporarily impaired. The impairment must be bifurcated into an amount related to the credit loss and an amount related to all other factors. Credit loss is defined as the difference between the present value of cash flows expected to be collected and the amortized cost basis of the investment. Credit losses related to other-than-temporary impairments are recorded in earnings and all other impairments are recorded in accumulated other comprehensive loss (“AOCL”). To record the cumulative impact of adopting FSP No. FAS 115-2, CBIZ recorded a pre-tax adjustment of $372,000 to increase beginning retained earnings and decrease AOCL.

At June 30, 2009, CBIZ held three investments in ARS with par values totaling $13.4 million and fair values totaling $10.8 million. The difference between par value and fair value for two of the ARS are currently considered to be temporary and are thereforerecorded as unrealized losses in AOCL, net of tax benefits. The decline in fair value of the remaining ARS was previously determined to be other-than-temporary, thus losses associated with this ARS are accounted for in accordance with FSP No. FAS 115-2. See Note 8 for further discussion regarding the ARS and related fair values.

Due to the failed auctions and the uncertainty regarding the liquidity of these securities, CBIZ classifies its investments in auction-rate securities as funds held for clients — non-current in the consolidated balance sheets. The maturity dates for these ARS investments range from October, 2037 through February, 2042.

CBIZ has sufficient liquidity in its client fund assets to fund client obligations and the Company does not anticipate that the current lack of liquidity of these investments will affect its ability to conduct business. CBIZ has the ability and intent to hold the two ARS investments that are temporarily impaired until anticipated recovery in value occurs.

Interest Rate Swaps

CBIZ uses interest rate swaps to manage interest rate risk exposure. CBIZ’s interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. CBIZ does not enter into derivative instruments for trading or speculative purposes.

Each of CBIZ’s interest rate swaps has been designated as a cash flow hedge. CBIZ accounts for the interest rate swaps in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and related amendments and interpretations. Accordingly, the interest rate swaps are recorded as either assets or liabilities in the consolidated balance sheets at fair value. Changes in fair value are recorded as a component of AOCL, net of tax, to the extent the swaps are effective. Amounts recorded to AOCL are reclassified to interest expense as interest on the underlying debt is recognized. Net amounts due related to the swaps are recorded as adjustments to interest expense when incurred or payable.

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

As a result of the use of derivative instruments, CBIZ is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, CBIZ only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At June 30, 2009, all of the counterparties to CBIZ’s interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations. There are no credit risk-related contingent features in CBIZ’s interest rate swaps nor do the swaps contain provisions under which the Company has, or would be required, to post collateral.

At June 30, 2009, each of the interest rate swaps was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swaps and their effects on the consolidated balance sheets at June 30, 2009 and December 31, 2008 (in thousands).

	June 30, 2009
	Notional	Fair	Balance Sheet
	Value	Value (c)	Location

Interest rate swap (a)	$10,000	$176	Other current liabilities
Interest rate swaps (b)	20,000	107	Other non-current liabilities

Total interest rate swaps	$30,000	$283

	December 31, 2008
	Notional	Fair	Balance Sheet
	Value	Value (c)	Location

Interest rate swap (a)	$10,000	$328	Other non-current liabilities

Total interest rate swap	$10,000	$328

(a)	Represents one interest rate swap with an initial term of two years expiring January, 2010. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 3.9% plus applicable margin under the credit agreement, and receives or pays interest that varies with one-month LIBOR. Interest is calculated by reference to the $10.0 million notional amount of the interest rate swap and payments are exchanged each month.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(b)	Represents two interest rate swaps, each with a notional value of $10.0 million and terms of two years expiring in January, 2011. Under the terms of the interest rate swaps, CBIZ pays interest at a fixed rate of 1.55% and 1.59%, respectively, plus applicable margin under the credit agreement, and receives or pays interest that varies with three-month LIBOR. Interest is calculated by reference to the respective $10.0 million notional amount of the interest rate swap and payments are exchanged every three months.

(c)	See additional disclosures regarding fair value measurements in Note 8.
The following table summarizes the effects of interest rate swaps on CBIZ’s consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 (in thousands). All swaps were deemed to be effective for the three and six months ended June 30, 2009 and 2008.

	Gain (Loss)		Gain (Loss) Reclassified
	Recognized in AOCL		from AOCL into Expense
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008	Location

Interest rate swaps	$32	$106	$113	$31	Interest expense

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008	Location

Interest rate swaps	$28	$(79)	$212	$37	Interest expense
8.	Fair Value Measurements

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

Effective January 1, 2009, CBIZ adopted SFAS No. 157, for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS No. 157 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact CBIZ’s financial position or results of operations for the three and six months ended June 30, 2009. In June 2009, CBIZ adopted the provisions of FSP No. FAS 157-4, which provides additional guidance in estimating the fair value when there has been a significant decrease in market activity for a financial asset.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table summarizes CBIZ’s assets and liabilities at June 30, 2009 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at June 30, 2009 with
		Quoted Prices
	Portion of	in Active	Significant
	Carrying Value	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Deferred compensation plan assets	$23,549	$23,549	$—	$—
Auction rate securities	$10,406	$—	$—	$10,406
Corporate bonds	$6,165	$6,165	$—	$—
Interest rate swaps	$(283)	$—	$(283)	$—
The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the six months ended June 30, 2009 (pre-tax basis) (in thousands):

Auction Rate
Securities

Beginning balance — December 31, 2008	$10,024
Unrealized gains included in accumulated other comprehensive loss, net	382

Ending balance — June 30, 2009	$10,406

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

For the one ARS investment that was determined in 2008 to be unlikely to recover its par value, CBIZ applied the provisions of FSP No. FAS 115-2 and bifurcated the other-than-temporary impairment into credit loss and other impairment. For the three months ended June 30, 2009, the credit loss portion of the impairment decreased, which resulted in no adjustment to earnings as subsequent recoveries in fair value related to credit loss are not recognized until realized.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
As previously mentioned, one of ARS investments was determined to be other-than-temporarily impaired (“OTTI”) as a result of both credit losses and other factors. The following table provides a rollforward of the credit losses, pre-tax, recognized in earnings related to this ARS for the six months ended June 30, 2009 for which a portion of the OTTI was recognized in other comprehensive income (in thousands):

Accumulated
Credit Losses
June 30, 2009

Balance at January 1, 2009	$2,251
Cumulative adjustment to retained earnings at adoption of to FSP No. FAS 115-2	(372)

Balance at April 1, 2009	$1,879
Additions related to OTTI losses not previously recognized	—
Reductions due to sales	—
Reductions due to change in intent or likelihood of sale	—
Additions due to increases in previously recognized OTTI losses	—
Reductions due to increases in expected cash flows	—

Balance at June 30, 2009	$1,879

For the remaining two ARS investments, both of which were determined to be temporarily impaired, the current fair value analysis resulted in an unrealized gain of $328,000 and $399,000 for the three and six months ended June 30, 2009, respectively. The prior unrealized losses were recorded to AOCL in the consolidated balance sheets, thus the unrealized gain was recorded to offset the prior recorded loss. For both of these ARS issues, CBIZ has determined that the impairment is temporary due to dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuers’ ability to refinance if necessary.
For the six months ended June 30, 2008, pre-tax losses of $0.3 million relating to these two ARS were recorded in AOCL.

The following table provides additional information with regards to the ARS with temporary impairments, aggregated by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

June 30, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Security	Value	Losses	Value	Losses	Value	Losses

Auction rate securities	$—	$—	$7,674	$706	$7,674	$706

December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Security	Value	Losses	Value	Losses	Value	Losses

Auction rate securities	$7,275	$1,105	$—	$—	$7,275	$1,105

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Convertible notes	$91,829	$90,247	$89,887	$87,800
Although the trading of CBIZ’s Notes is limited, the fair value of the Notes was determined based upon their most recent quoted market price. The Notes are carried at face value less any unamortized debt discount in accordance with FSP APB 14-1.

The carrying value of CBIZ’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates.

9.	Other Comprehensive Income

Other comprehensive income is reflected as an increase to stockholders’ equity and is not reflected in CBIZ’s results of operations. Other comprehensive income for the three and six months ended June 30, 2009 and 2008, net of tax, was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Net income	$6,796	$6,744	$24,977	$22,990
Net unrealized gain (loss) on available-for-sale securities, net of income taxes (1)	179	277	220	(975)
Net unrealized gain (loss) on interest rate swaps, net of income taxes (2)	32	106	28	(79)
Foreign currency translation	(19)	(12)	(41)	(28)

Total other comprehensive income	$6,988	$7,115	$25,184	$21,908

(1)	Net of income tax expense of $119 and $185 for the three months ended June 30, 2009 and 2008, respectively, and net of income tax expense (benefit) of $147 and $(650) for the six months ended June 30, 2009 and 2008, respectively.

(2)	Net of income tax expense of $19 and $63 for the three months ended June 30, 2009 and 2008, respectively, and net of income tax expense (benefit) of $16 and $(46) for the six months ended June 30, 2009 and 2008, respectively.
Accumulated other comprehensive loss, net of tax, was approximately $1.1 million and $1.0 million at June 30, 2009 and December 31, 2008, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 2002 Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008. The terms and vesting schedules for stock-based awards vary by type and date of grant. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, compensation expense for stock-based awards recognized during the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Stock options	$680	$751	$1,247	$1,160
Restricted stock awards	555	402	933	664

Total stock-based compensation expense	$1,235	$1,153	$2,180	$1,824

Stock award activity during the six months ended June 30, 2009 was as follows (in thousands, except per share data):

	Stock		Restricted Stock
	Options		Awards
		Weighted		Weighted
		Average		Average
		Exercise		Grant-Date
		Price Per		Fair
	Number of Options	Share	Number of Shares	Value (1)
Outstanding at beginning of year	3,696	$6.93	631	$7.42
Granted	1,356	$7.70	385	$7.59
Exercised or released	(206)	$3.24	(263)	$7.02
Expired or canceled	(26)	$6.83	—	$—

Outstanding at June 30, 2009	4,820	$7.31	753	$7.65

Exercisable at June 30, 2009	1,881	$6.63

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share data).

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$6,639	$6,931	$24,691	$23,624

Denominator:
Basic
Weighted average common shares outstanding	61,436	61,830	61,366	62,544

Diluted
Stock options (1)	247	484	275	609
Restricted stock awards	77	120	141	163
Contingent shares (2)	110	6	109	4

Diluted weighted average common shares outstanding	61,870	62,440	61,891	63,320

Basic earnings per share from continuing operations	$0.11	$0.11	$0.40	$0.38

Diluted earnings per share from continuing operations	$0.11	$0.11	$0.40	$0.37

(1)	A total of 3.9 million and 3.5 million options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2009, respectively, and a total of 2.2 million and 1.6 million options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2008, respectively, as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.
12.	Acquisitions

On January 1, 2009, CBIZ adopted the provisions of SFAS No. 141R. CBIZ did not acquire any businesses during the six months ended June 30, 2009. However, CBIZ purchased two client lists, one of which is reported in the Financial Services practice group and the other is reported in the Employee Services practice group. Aggregate consideration for these client lists consisted of $0.1 million cash paid at closing and up to an additional $0.4 million in cash which is contingent upon future financial performance of the client lists. In addition, CBIZ paid $4.3 million in cash and issued approximately 131,600 shares of common stock during the six months ended June 30, 2009 as contingent proceeds and payments against notes payable for previous acquisitions.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the six months ended June 30, 2009 and 2008 were as follows (in thousands):

	2009	2008
Goodwill	$5,564	$11,445

Client lists	$440	$5,702

Other intangible assets	$—	$114

CBIZ acquired Mahoney Cohen & Company and Tofias PC on December 31, 2008, the results of which were included in CBIZ’s operating results beginning January 1, 2009. The following table provides pro forma results of operations for these two businesses for the comparative period in 2008 assuming both businesses were acquired on January 1, 2008. The pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been obtained had these businesses actually been acquired at January 1, 2008, nor are they intended to be a projection of future results of operations.

	Six Months Ended June 30, 2008
	Consolidated	Pro Forma	Pro Forma
	As Reported	Adjustments	Consolidated

Revenue	$372,554	$51,139	$423,693

Net income	$22,990	$5,128	$28,118

Net income per share:
Basic	$0.37	$0.08	$0.45
Diluted	$0.36	$0.08	$0.44

Weighted average shares outstanding:
Basic	62,544	1,081	63,625
Diluted	63,320	1,081	64,401
13.	Discontinued Operations and Divestitures

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned. During the six months ended June 30, 2009, CBIZ did not sell any operations. Gains recorded for the six months ended June 30, 2009 related to contingent proceeds for a Financial Services operation that was sold during 2007 and an adjustment to reserves established for an operation that was closed in 2008.

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

For those businesses that qualified for treatment as discontinued operations, the assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and results from operations of discontinued operations for the three and six months ended June 30, 2009 and 2008 are separately reported as “income from operations of discontinued operations, net of tax” in the consolidated statements of operations and were as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2009	2008	2009	2008
Revenue	$—	$118	$—	$505

Income (loss) from discontinued operations, before income tax	$22	$(310)	$215	$(304)
Income tax (expense) benefit	(9)	114	(80)	110

Income (loss) from discontinued operations, net of tax	$13	$(196)	$135	$(194)

Gain (loss) on the disposal of discontinued operations for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2009	2008	2009	2008
Gain (loss) on disposal of discontinued operations, before income tax	$229	$13	$240	$(365)
Income tax expense	85	4	89	75

Gain (loss) on disposal of discontinued operations, net of tax	$144	$9	$151	$(440)

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At June 30, 2009 and December 31, 2008, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Assets:
Accounts receivable, net	$210	$203
Other current assets	44	46

Assets of discontinued operations	$254	$249

Liabilities:
Accounts payable	$83	$97
Accrued personnel costs	—	10
Other current liabilities	399	662

Liabilities of discontinued operations	$482	$769

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

Segment information for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2009
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$94,138	$42,515	$41,874	$10,545	$—	$189,072
Operating expenses	83,436	35,358	35,271	10,128	5,478	169,671

Gross margin	10,702	7,157	6,603	417	(5,478)	19,401
Corporate general & admin	—	—	—	—	7,687	7,687

Operating income (loss)	10,702	7,157	6,603	417	(13,165)	11,714
Other income (expense):
Interest expense	(6)	(7)	—	(13)	(3,509)	(3,535)
Gain on sale of operations, net	—	—	—	—	14	14
Other income (expense), net	52	365	77	—	2,403	2,897

Total other income (expense)	46	358	77	(13)	(1,092)	(624)

Income (loss) from continuing operations before income tax expense	$10,748	$7,515	$6,680	$404	$(14,257)	$11,090

	THREE MONTHS ENDED JUNE 30, 2008
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$75,157	$47,307	$41,899	$11,028	$—	$175,391
Operating expenses	65,884	38,989	36,368	10,262	3,037	154,540

Gross margin	9,273	8,318	5,531	766	(3,037)	20,851
Corporate general & admin	—	—	—	—	7,791	7,791

Operating income (loss)	9,273	8,318	5,531	766	(10,828)	13,060
Other income (expense):
Interest expense	(2)	(6)	—	—	(2,754)	(2,762)
Gain on sale of operations, net	—	—	—	—	221	221
Other income (expense), net	82	354	53	2	(156)	335

Total other income (expense)	80	348	53	2	(2,689)	(2,206)

Income (loss) from continuing operations before income tax expense	$9,353	$8,666	$5,584	$768	$(13,517)	$10,854

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	SIX MONTHS ENDED JUNE 30, 2009
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$218,831	$87,978	$81,754	$20,686	$—	$409,249
Operating expenses	176,574	72,784	70,439	20,175	7,968	347,940

Gross margin	42,257	15,194	11,315	511	(7,968)	61,309
Corporate general & admin	—	—	—	—	15,396	15,396

Operating income (loss)	42,257	15,194	11,315	511	(23,364)	45,913
Other income (expense):
Interest expense	(14)	(14)	—	(15)	(6,997)	(7,040)
Gain on sale of operations, net	—	—	—	—	94	94
Other income (expense), net	130	590	151	(1)	1,435	2,305

Total other income (expense)	116	576	151	(16)	(5,468)	(4,641)

Income (loss) from continuing operations before income tax expense	$42,373	$15,770	$11,466	$495	$(28,832)	$41,272

	SIX MONTHS ENDED JUNE 30, 2008
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$174,148	$94,562	$82,665	$21,179	$—	$372,554
Operating expenses	137,620	77,747	72,514	20,271	4,529	312,681

Gross margin	36,528	16,815	10,151	908	(4,529)	59,873
Corporate general & admin	—	—	—	—	15,043	15,043

Operating income (loss)	36,528	16,815	10,151	908	(19,572)	44,830
Other income (expense):
Interest expense	(8)	(13)	—	—	(5,321)	(5,342)
Gain on sale of operations, net	—	—	—	—	241	241
Other income (expense), net	178	808	136	15	(2,149)	(1,012)

Total other income (expense)	170	795	136	15	(7,229)	(6,113)

Income (loss) from continuing operations before income tax expense	$36,698	$17,610	$10,287	$923	$(26,801)	$38,717

15.	Subsequent Events

In accordance with SFAS No. 165 “Subsequent Events”, CBIZ has evaluated those events and transactions that occurred from July 1, 2009 through August 10, 2009, the date of issuance of these consolidated financial statements. No material events or transactions have occurred during this period which would render these financial statements to be misleading.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at June 30, 2009 and December 31, 2008, results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Uncertainty of Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2008.
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
Executive Summary
Revenue for the six months ended June 30, 2009 grew by $36.7 million, or 9.8%, versus the comparable period in 2008. Revenue from newly acquired operations, net of divestitures, contributed $49.4 million, or 13.3% to the growth in revenue, while same-unit revenue declined by 3.4%, or $12.7 million. Earnings per share from continuing operations increased 8.1% to $0.40 per diluted share for the six months ended June 30, 2009 from $0.37 per diluted share for the comparable period in 2008.
Effective January 1, 2009, CBIZ adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which impacted the accounting associated with CBIZ’s $100.0 million convertible senior subordinated notes (“Notes”). The 2008 results have been restated to reflect this change. The impact to CBIZ of adopting FSP APB 14-1 is described in Notes 1 and 5 to the accompanying consolidated financial statements.
CBIZ acquired Mahoney Cohen & Company and Tofias PC on December 31, 2008. While these units have not been immune to the economic pressures facing all professional services firms, their performance is generally in line with management’s expectations.

The Company has instituted several programs to control and reduce expenses. These programs include appropriately matching staffing resources to expected revenue. During the six months ended June 30, 2009, the Company incurred $1.2 million of severance related costs as it has adjusted its workforce, which represents an increase of $1.1 million from the comparable period in 2008.
Results of Operations — Continuing Operations
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on June 1, 2008, revenue for the month of June would be included in same-unit revenue for both years; revenue for the period January 1, 2009 through May 31, 2009 would be reported as revenue from acquired businesses. Divested operations represents operations that were sold or closed and did not meet the criteria for treatment as discontinued operations.
Three Months Ended June 30, 2009 and 2008
Revenue — The following table summarizes total revenue for the three months ended June 30, 2009 and 2008 (in thousands, except percentages).

	THREE MONTHS ENDED JUNE 30,
		% of		% of	$	%
	2009	Total	2008	Total	Change	Change
Same-unit revenue
Financial Services	$70,578	37.3%	$75,157	42.9%	$(4,579)	(6.1)%
Employee Services	42,515	22.5%	46,356	26.4%	(3,841)	(8.3)%
MMP	41,874	22.1%	41,899	23.9%	(25)	(0.1)%
National Practices	10,545	5.6%	11,028	6.3%	(483)	(4.4)%

Total same-unit revenue	165,512	87.5%	174,440	99.5%	(8,928)	(5.1)%

Acquired businesses	23,560	12.5%	—	—	23,560
Divested operations	—	—	951	0.5%	(951)

Total revenue	$189,072	100.0%	$175,391	100.0%	$13,681	7.8%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.
Gross margin and operating expenses — Operating expenses for the three months ended June 30, 2009 increased by $15.1 million versus the comparable period in 2008. As a result of the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC, CBIZ incurred additional operating expenses of $20.3 million. The primary components of operating expenses for the three months ended June 30, 2009 and 2008 are illustrated in the following table:

	2009		2008
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	73.2%	65.7%	72.7%	64.1%	1.6%
Occupancy costs	6.8%	6.1%	6.6%	5.8%	0.3%
Depreciation and amortization	2.9%	2.6%	2.3%	2.0%	0.6%
Other (1)	17.1%	15.3%	18.4%	16.2%	(0.9)%

Total operating expenses		89.7%		88.1%	1.6%

Gross margin		10.3%		11.9%	(1.6)%

(1)	Other operating expenses include office expenses, travel and related expenses, equipment costs, professional fees, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The increase in personnel costs as a percentage of revenue consisted of a 1.3% increase related to salaries and benefits, including the impact of the previously mentioned December 31, 2008 acquisitions and certain severance costs, and a 1.2% increase related to gains on assets held in CBIZ’s deferred compensation plan during the second quarter of 2009 compared to a loss on assets for the second quarter of 2008. These increases were offset by a reduction in same-store compensation as a result of reduced staffing levels at certain locations. The increase in occupancy costs and depreciation and amortization expense as a percentage of revenue was the result of the previously mentioned acquisitions. The decline in other operating expenses as a percentage of revenue for the three months ended June 30, 2009 versus the comparable period in 2008 occurred as a result of the Company’s cost-control efforts, and primarily related to declines in travel and recruiting fees. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.
Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses decreased by $0.1 million to $7.7 million for the three months ended June 30, 2009, from $7.8 million for the comparable period of 2008, and declined as a percentage of revenue to 4.1% from 4.4% for the three months ended June 30, 2009 and 2008, respectively. The primary components of G&A expenses for the three months ended June 30, 2009 and 2008 are illustrated in the following table:

	2009		2008
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	53.9%	2.2%	53.3%	2.4%	(0.2)%
Depreciation and amortization	2.3%	0.1%	3.9%	0.2%	(0.1)%
Professional services	13.1%	0.5%	17.1%	0.8%	(0.3)%
Other (1)	30.7%	1.3%	25.7%	1.0%	0.3%

Total G&A expenses		4.1%		4.4%	(0.3)%

(1)	Other G&A expenses include occupancy costs, office expenses, equipment and computer costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.
Interest expense — Interest expense increased by $0.7 million to $3.5 million for the three months ended June 30, 2009 from $2.8 million for the comparable period in 2008. The increase in interest expense relates to higher average debt outstanding under the credit facility for the three months ended June 30, 2009 versus the comparable period in 2008, partially offset by a decrease in average interest rates. Average debt outstanding under the facility was $139.3 million and $71.2 million and weighted average interest rates were 4.0% and 4.7% for the three months ended June 30, 2009 and 2008, respectively. The increase in average debt for the three months ended June 30, 2009 versus the comparable period in 2008 was largely attributable to the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC which were financed through CBIZ’s credit facility.
Although the Notes carry a 3.125% coupon payment rate, interest expense for the three months ended June 30, 2009 increased by approximately $0.1 million versus the three months ended June 30, 2008. As required by FSP APB 14-1, CBIZ accounts for the liability and equity components of the Notes in a manner that reflects the convertible debt borrowing rate, absent the conversion feature, when interest expense is recognized over subsequent periods. The effective interest rate on the Notes is 7.8%, and interest expense above the 3.125% coupon rate represents a non-cash charge. CBIZ’s Notes and the impact of adopting FSP APB 14-1 are further disclosed in Notes 1 and 5 of the accompanying consolidated financial statements.
Other income (expense), net — Other income (expense), net is primarily comprised of interest income and adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan. Adjustments to the fair value of investments related to the deferred compensation contributed $2.6 million to the increase in other income (expense), net for the three months ended June 30, 2009 versus the comparable period in 2008. These adjustments did not impact CBIZ’s net income as they were offset by the corresponding increase to compensation expense which was recorded as operating and G&A expenses in the consolidated statements of operations.

Income tax expense — CBIZ recorded income tax expense from continuing operations of $4.5 million and $3.9 million for the three months ended June 30, 2009 and 2008, respectively. The effective tax rate for the three months ended June 30, 2009 was 40.1%, compared to an effective rate of 36.1% for the comparable period in 2008. The increase in the effective tax rate primarily relates to the favorable settlement of a portion of an IRS audit in 2008 and the reversal of certain tax reserves related to the audit in 2008. There were no reversals of estimated tax reserves in the second quarter of 2009.
Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”) and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	THREE MONTHS ENDED JUNE 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$70,578	$75,157	$(4,579)	(6.1)%
Acquired businesses	23,560	—	23,560

Total revenue	$94,138	$75,157	$18,981	25.3%

Operating expenses	83,436	65,884	17,552	26.6%

Gross margin	$10,702	$9,273	$1,429	15.4%

Gross margin percent	11.4%	12.3%

The increase in total revenue was primarily attributable to the acquisitions of Mahoney Cohen & Company and Tofias PC on December 31, 2008. These firms offer accounting, tax and financial advisory services to privately-held and public companies as well as high net worth individuals. Although the Financial Services group increased the rates realized for services, same-unit revenue for the three months ended June 30, 2009 declined versus the comparable period in 2008 due to a reduction in client demand which resulted in a decrease in aggregate hours charged to clients.
CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”), including, but not limited to: administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $21.9 million and $20.7 million for the three months ended June 30, 2009, and 2008, respectively, a majority of which is related to services rendered to privately-held clients. Typically, in the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.
The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel related expenses which represented 87.4% and 89.3% of total operating expenses for the three months ended June 30, 2009 and 2008, respectively. Personnel costs increased $12.9 million for the three months ended June 30, 2009 compared to the same period in the prior year. The overall increase was driven by a $15.3 million increase in costs associated with the December 31, 2008 acquisitions, and was partially offset by same-unit personnel cost reductions of $2.4 million. Those reductions were attributable to reduced staffing levels in some locations that experienced reduced client demands, partially offset by higher severance costs of $0.8 million. Occupancy costs increased by $1.7 million to 6.3% of revenue for the three months ended June 30, 2009 versus 5.6% of revenue for the comparable period in 2008. The increase in occupancy costs related to the acquired businesses and several office relocations which were completed subsequent to the second quarter of 2008. Travel related expenses decreased to 2.4% of revenue for the three months ended June 30, 2009 from 3.6% of revenue for the comparable period of 2008, primarily as a result of CBIZ’s cost-control efforts.
The decline in gross margin percentage was primarily attributable to an increase in amortization expense related to intangible assets associated with the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC. In addition, bad debt expense increased to 2.2% of revenue for the three months ended June 30, 2009 from 1.5% of revenue for the comparable period in 2008. The increase in bad debt expense was not related to an overall deterioration in the collectability of accounts receivable, but rather related to specific client receivables.
Employee Services

	THREE MONTHS ENDED JUNE 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$42,515	$46,356	$(3,841)	(8.3)%
Divested operations	—	951	(951)

Total revenue	$42,515	$47,307	$(4,792)	(10.1)%

Operating expenses	35,358	38,989	(3,631)	(9.3)%

Gross margin	$7,157	$8,318	$(1,161)	(14.0)%

Gross margin percent	16.8%	17.6%

The decrease in same-unit revenue was primarily caused by three factors: (1) reductions in revenue of approximately $1.2 million in the retirement and advisory businesses whose revenues are aligned with the underlying asset valuations; (2) a decrease of approximately $0.3 million in same-unit payroll revenue primarily as a result of the decline in interest rates which negatively affected the investment income earned on payroll funds held on behalf of clients; and (3) a decrease of approximately $1.2 million in same-unit human resources revenue due to lower client demand for recruiting and other consulting services. In addition, group health and property and casualty same-unit revenues declined for the three months ended June 30, 2009. Group health revenue for the three months ended June 30, 2009 declined approximately 1.7% versus the comparable period in 2008 due the impact of higher rates of unemployment. Property and casualty revenue decreased 3.0% for the three months ended June 30, 2009 versus the comparable period in 2008 due to soft market conditions in pricing. The decline in revenue from divested businesses relates to the sale of a specialty retirement investment advisory operation in Atlanta, Georgia which occurred in the third quarter of 2008.
The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.1% and 82.4% of total operating expenses for the second quarter of 2009 and 2008, respectively. Personnel costs decreased $2.6 million, but increased as a percentage of revenue to 63.6% for the second quarter of 2009 from 62.6% for the comparable period in 2008. Approximately $0.5 million of the decline related to the divestiture of the aforementioned business. The increase in personnel costs as a percentage of revenue was primarily attributable to annual merit increases coupled with a decline in revenues at the aforementioned businesses which have a predominantly fixed compensation structure. Occupancy costs are relatively fixed in nature and decreased $0.1 million for the second quarter of 2009 versus the same period in 2008.
The decline in gross margin was primarily attributable to lower asset values and interest rates which resulted in the previously mentioned revenue decline. As asset based and investment revenues do not have related direct costs, changes in those revenue sources can have a significant impact on gross margin.

Medical Management Professionals

	THREE MONTHS ENDED JUNE 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)

Same-unit revenue	$41,874	$41,899	$(25)	(0.1)%

Operating expenses	35,271	36,368	(1,097)	(3.0)%

Gross margin	$6,603	$5,531	$1,072	19.4%

Gross margin percent	15.8%	13.2%

Same-unit revenue decreased 0.1% for the second quarter of 2009 versus the comparable period in 2008 due to an approximate 2.3% increase attributable to existing clients offset by a 2.4% decline in revenue attributable to client terminations, net of new business sold. Revenue from existing clients grew by approximately 4.6% as a result of an increase in volume, mix of medical specialties and reimbursement rates. The growth was offset by a decline in pricing on existing clients of approximately 2.3% resulting in a net increase in existing client revenue of approximately 2.3%. The decline in revenue from client terminations, net of new business sold, relates to an increase in lost business attributable to various reasons, including physician groups losing their hospital contracts and hospital consolidations.
The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily fees related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage related to statement mailing services), representing 87.2% and 86.1% of total operating expenses for the second quarters of 2009 and 2008, respectively. Personnel costs decreased $0.6 million to 54.6% of revenue for the second quarter of 2009 from 55.9% of revenue for the comparable period in 2008, but was partially offset by an increase in professional service fees of $0.4 million. MMP has reduced headcount and related personnel costs with their expanded utilization of off-shore processing. The reductions in headcount and personnel costs in billing operations were partially offset by annual merit increases and some increases in internal support personnel necessary to manage process improvements and centralization efforts. Office expenses decreased to 7.9% of revenue for the second quarter of 2009 versus 8.3% for the comparable period of 2008, primarily as the result of a change in the frequency of statement mailing. Occupancy costs decreased $0.2 million to 6.3% of revenue in the second quarter of 2009 from 6.6% of revenue in the second quarter of 2008 primarily due to lower office rent costs due to office consolidations.
MMP has taken various actions to maintain gross margin, including the utilization of off-shore processing and other cost-control measures. These cost-control measures have resulted in declines in various expenses for the second quarter of 2009 versus the comparable period in 2008, including postage and travel. However, the Company expects that margins for the full year 2009 will be comparable to those reported for the full year 2008.

National Practices

	THREE MONTHS ENDED JUNE 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)

Same-unit revenue	$10,545	$11,028	$(483)	(4.4)%
Operating expenses	10,128	10,262	(134)	(1.3)%

Gross margin	$417	$766	$(349)	(45.6)%

Gross margin percent	4.0%	6.9%

The decrease in revenue was primarily due to lower service and service agreement fees of approximately $0.7 million, offset by an increase in product revenues of approximately $0.3 million. Most of the decrease in the service related fees occurred in the technology businesses as clients have deferred capital investments in systems projects due to the current economic environment. The increase in product revenues resulted from a few large sales of hardware equipment that closed during the quarter.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, which collectively represented 93.3% and 92.9% of total operating expenses for the three months ended June 30, 2009 and 2008, respectively. Personnel costs remained at 71.4% of revenue for the three months ended June 30, 2009 and 2008, but decreased $0.3 million for the three months ended June 30, 2009 versus the comparable period in 2008. The decrease in personnel costs relates to a reduction in staffing during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Direct costs relating to the technology businesses consist of product costs, sales commissions and third party labor. Direct costs increased as a percentage of revenue by 3.1%, primarily due to a change in revenue mix more heavily weighted with product sales during the three months ended June 30, 2009 versus the comparable period in 2008. Occupancy costs are relatively fixed in nature and were $0.3 million for the three months ended June 30, 2009 and 2008.
The decline in gross margin relates to the Company’s decision to maintain the majority of its technology workforce infrastructure and the shift in revenue mix for the technology units with this quarter having higher product sales, which typically provide lower margins than service revenue.
Six Months Ended June 30, 2009 and 2008
Revenue — The following table summarizes total revenue for the six months ended June 30, 2009 and 2008 (in thousands, except percentages).

	SIX MONTHS ENDED JUNE 30,
		% of		% of	$	%
	2009	Total	2008	Total	Change	Change

Same-unit revenue

Financial Services	$167,761	41.0%	$174,148	46.7%	$(6,387)	(3.7)%
Employee Services	87,292	21.3%	92,240	24.8%	(4,948)	(5.4)%
MMP	81,754	20.0%	82,665	22.2%	(911)	(1.1)%
National Practices	20,686	5.1%	21,179	5.7%	(493)	(2.3)%

Total same-unit revenue	357,493	87.4%	370,232	99.4%	(12,739)	(3.4)%

Acquired businesses	51,751	12.6%	—	—	51,751
Divested operations	5	—	2,322	0.6%	(2,317)

Total revenue	$409,249	100.0%	$372,554	100.0%	$36,695	9.8%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — Operating expenses for the six months ended June 30, 2009 increased by $35.3 million versus the comparable period in 2008. As a result of the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC, CBIZ incurred additional operating expenses of $40.9 million. The primary components of operating expenses for the six months ended June 30, 2009 and 2008 are illustrated in the following table:

	2009		2008
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	74.0%	62.9%	73.3%	61.5%	1.4%
Occupancy costs	6.7%	5.7%	6.4%	5.4%	0.3%
Depreciation and amortization	2.8%	2.4%	2.2%	1.9%	0.5%
Other(1)	16.5%	14.0%	18.1%	15.1%	(1.1)%

Total operating expenses		85.0%		83.9%	1.1%

Gross margin		15.0%		16.1%	(1.1)%

(1)	Other operating expenses include office expenses, travel and related expenses, equipment costs, professional fees, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.
The increase in personnel costs as a percentage of revenue consisted of a 1.5% increase related to salaries and benefits, including the impact of the previously mentioned December 31, 2008 acquisitions and certain severance costs, and a 0.8% increase related to gains on assets held in CBIZ’s deferred compensation plan for the six months ended June 30, 2009 compared to a loss on assets for the comparable period in 2008. These increases were offset by a reduction in same-store compensation as a result of reduced staffing levels at certain locations. The increase in occupancy costs and depreciation and amortization expense as a percentage of revenue was the result of the previously mentioned acquisitions. The decline in other operating expenses as a percentage of revenue for the six months ended June 30, 2009 versus the comparable period in 2008 occurred as a result of the Company’s cost-control efforts, and primarily related to declines in travel and recruiting fees, partially offset by an increase in bad debt expense. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.
Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses increased by $0.4 million to $15.4 million for the six months ended June 30, 2009, from $15.0 million for the comparable period of 2008, however, declined as a percentage of revenue to 3.8% from 4.1% for the six months ended June 30, 2009 and 2008, respectively. The primary components of G&A expenses for the six months ended June 30, 2009 and 2008 are illustrated in the following table:

	2009		2008
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	58.4%	2.2%	57.0%	2.3%	(0.1)%
Depreciation and amortization	2.3%	0.1%	4.5%	0.2%	(0.1)%
Professional services	11.9%	0.4%	13.2%	0.5%	(0.1)%
Other(1)	27.4%	1.1%	25.3%	1.1%	—

Total G&A expenses		3.8%		4.1%	(0.3)%

(1)	Other G&A expenses include occupancy costs, office expenses, equipment and computer costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.
Interest expense — Interest expense increased by $1.7 million to $7.0 million for the six months ended June 30, 2009 from $5.3 million for the comparable period in 2008. The increase in interest expense relates to higher average debt outstanding under the credit facility during the six months ended June 30, 2009 versus the comparable period in 2008, partially offset by a decrease in average interest rates. Average debt outstanding under the facility was $138.9 million and $61.3 million and weighted average interest rates were 4.1% and 4.9% for the six months ended June 30, 2009 and 2008, respectively. The increase in average debt for the six months ended June 30, 2009 versus the comparable period in 2008 was largely attributable to the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC which were financed through CBIZ’s credit facility.
Although the Notes carry a 3.125% coupon payment rate, interest expense for the six months ended June 30, 2009 increased by approximately $0.1 million versus the comparable period of 2008. As required by FSP APB 14-1, CBIZ accounts for the liability and equity components of the Notes in a manner that reflects the convertible debt borrowing rate, absent the conversion feature, when interest expense is recognized over subsequent periods. The effective interest rate on the Notes is 7.8%, and interest expense above the 3.125% coupon rate represents a non-cash charge. CBIZ’s Notes and the impact of adopting FSP APB 14-1 are further disclosed in Notes 1 and 5 of the accompanying consolidated financial statements.
Other income (expense), net — Other income (expense), net is primarily comprised of interest income and adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan. Adjustments to the fair value of investments related to the deferred compensation contributed $3.6 million to the increase in other income (expense), net for the six months ended June 30, 2009 versus the comparable period in 2008. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increase to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of operations.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $16.6 million and $15.1 million for the six months ended June 30, 2009 and 2008, respectively. The effective tax rate for the six months ended June 30, 2009 was 40.2%, compared to an effective rate of 39.0% for the comparable period in 2008. The increase in the effective tax rate primarily relates to the favorable settlement of a portion of an IRS audit in 2008 and the reversal of certain estimated tax reserves related to the audit in 2008. There were no reversals of estimated tax reserves in 2009.
Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management Professionals and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	SIX MONTHS ENDED JUNE 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$167,761	$174,148	$(6,387)	(3.7)%
Acquired businesses	51,070	—	51,070

Total revenue	$218,831	$174,148	$44,683	25.7%

Operating expenses	176,574	137,620	38,954	28.3%

Gross margin	$42,257	$36,528	$5,729	15.7%

Gross margin percent	19.3%	21.0%

The increase in total revenue was primarily attributable to the acquisitions of Mahoney Cohen & Company and Tofias PC on December 31, 2008. Although the Financial Services group increased the rates realized for services, same-unit revenue for the six months ended June 30, 2009 declined versus the comparable period in 2008 due to a reduction in client demand which resulted in a decrease in aggregate hours charged to clients. Fees earned by CBIZ under its ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $55.3 million and $49.6 million for the six months ended June 30, 2009 and 2008, respectively, a majority of which is related to services rendered to privately-held clients.
The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel related expenses which represented 88.0% and 89.0% of total operating expenses for the six months ended June 30, 2009 and 2008, respectively. Personnel costs increased $29.7 million for the six months ended June 30, 2009 compared to the same period in the prior year. The overall increase was driven by a $31.3 million increase in costs associated with the December 31, 2008 acquisitions, and was partially offset by same-unit personnel cost reductions of $1.6 million. Those reductions were attributable to reduced staffing levels in some locations that experienced reduced client demands, partially offset by severance costs of $0.8 million. Occupancy costs increased by $3.6 million to 5.5% of revenue for the six months ended June 30, 2009 versus 4.8% of revenue for the comparable period in 2008. The increase in occupancy costs relates to the acquired businesses and several office relocations which were completed subsequent to the second quarter of 2008. Travel related expenses decreased to 2.0% of revenue for the six months ended June 30, 2009 from 2.7% of revenue for the comparable period of 2008, primarily as a result of CBIZ’s cost-control efforts.
The decline in gross margin percentage was primarily attributable to an increase in amortization expense related to intangible assets associated with the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC. In addition, bad debt expense increased to 1.7% of revenue for the six months ended June 30, 2009 from 1.2% of revenue for the comparable period of 2008. The increase in bad debt expense was not related to an overall deterioration in the collectability of accounts receivable, but related to specific client receivables.
Employee Services

	SIX MONTHS ENDED JUNE 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$87,292	$92,240	$(4,948)	(5.4)%
Acquired businesses	681	—	681
Divested operations	5	2,322	(2,317)

Total revenue	$87,978	$94,562	$(6,584)	(7.0)%

Operating expenses	72,784	77,747	(4,963)	(6.4)%

Gross margin	$15,194	$16,815	$(1,621)	(9.6)%

Gross margin percent	17.3%	17.8%

The decrease in same-unit revenue was primarily caused by three factors: (1) reductions in revenue of approximately $1.6 million in the retirement and advisory businesses whose revenues are aligned with the underlying asset valuations; (2) a decrease of approximately $1.0 million in same-unit payroll revenue primarily as a result of the decline in interest rates which negatively affected the investment income earned on payroll funds held on behalf of clients; and (3) a decrease of approximately $1.9 million in same-unit human resources revenue due to lower client demand for recruiting and other consulting services. In addition, group health and property and casualty same-unit revenues declined for the six months ended June 30, 2009. Group health revenue for the six months ended June 30, 2009 declined approximately 1.3% versus the comparable period in 2008 due the impact of higher rates of unemployment. Property and casualty revenue decreased 2.2% for the six months ended June 30, 2009 versus the comparable period in 2008 due to soft market conditions in pricing. The growth in revenue from acquired businesses was provided by a property and casualty business in Frederick, Maryland and a specialty recruiting business headquartered in Overland Park, Kansas, both of which were acquired during 2008. The decline in revenue from divested businesses relates to the sale of a specialty retirement investment advisory operation in Atlanta, Georgia which occurred in the third quarter of 2008.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.8% and 82.8% of total operating expenses for the six months ended June 30, 2009 and 2008, respectively. Personnel costs decreased $3.2 million, but increased as a percentage of revenue to 63.8% for the six months ended June 30, 2009 from 62.8% for the comparable period in 2008. Approximately $1.1 million of the decline related to the divestiture of the aforementioned business. The increase in personnel costs as a percentage of revenue was primarily attributable to annual merit increases and a decline in revenues at the aforementioned businesses which have a predominantly fixed compensation structure. Occupancy costs are relatively fixed in nature and decreased $0.1 million for the six months ended June 30, 2009 versus the same period in 2008.
The decline in gross margin was primarily attributable to lower asset values and interest rates which resulted in the previously mentioned revenue declines. As investment revenue does not have related direct costs, changes in investment revenues has a significant impact on gross margin.
Medical Management Professionals

	SIX MONTHS ENDED JUNE 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)

Same-unit revenue	$81,754	$82,665	$(911)	(1.1)%

Operating expenses	70,439	72,514	(2,075)	(2.9)%

Gross margin	$11,315	$10,151	$1,164	11.5%

Gross margin percent	13.8%	12.3%

Same-unit revenue decreased 1.1% for the six months ended June 30, 2009 versus the comparable period in 2008 due to an approximate 1.5% increase attributable to existing clients offset by a 2.6% decline attributable to client terminations, net of new business sold. Revenue from existing clients grew by approximately 4.1% as a result of an increase in volume, mix of medical specialties and reimbursement rates. The growth was offset by a decline in pricing on existing clients of approximately 2.6% resulting in a net increase in existing client revenue of approximately 1.5%. The decline in revenue from client terminations, net of new business sold, relates to an increase in lost business attributable to various reasons, including physician groups losing their hospital contracts and hospital consolidations.
The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily fees related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage related to statement mailing services), representing 87.2% and 86.2% of total operating expenses for the six months ended June 30, 2009 and June 30, 2008, respectively. Personnel costs decreased $1.2 million to 56.3% of revenue year to date through June 30, 2009 from 57.1% of revenue for the comparable period in 2008, but were partially offset by an increase in professional service fees of $0.6 million. MMP has reduced headcount and related personnel costs with their expanded utilization of off-shore processing. The reductions in headcount and personnel costs in billing operations were partially offset by annual merit increases and some increases in internal support personnel necessary to manage process improvements and centralization efforts. Office expenses decreased to 7.8% of revenue for the first six months of 2009 versus 8.2% for the comparable period of 2008, primarily as the result of a change in the frequency of statement mailing. Occupancy costs decreased $0.1 million to 6.5% of revenue in the first six months of 2009 from 6.6% of revenue for the first six months of 2008 primarily due to lower office rent costs due to office consolidations.
MMP has taken various actions to maintain gross margin, including the utilization of off-shore processing and other cost-control measures. These cost-control measures have resulted in declines in various expenses for the first half of 2009 versus the comparable period in 2008, including postage and travel. However, the Company expects that margins for the full year 2009 will be comparable to those reported for the full year 2008.

National Practices

	SIX MONTHS ENDED JUNE 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)

Same-unit revenue	$20,686	$21,179	$(493)	(2.3)%

Operating expenses	20,175	20,271	(96)	(0.5)%

Gross margin	$511	$908	$(397)	(43.7)%

Gross margin percent	2.5%	4.3%

Throughout 2008 and continuing through the first half of 2009, the non-recurring revenue and project-based revenue has been negatively impacted by clients deferring investment decisions in response to the current economic environment. For the six months ended June 30, 2009 versus the comparable period in 2008, the decrease in same-unit revenue was primarily due to lower service and service agreement fees of approximately $0.7 million, partially offset by an increase in product revenues of $0.3 million. The increase in product revenues resulted from a few large sales of hardware equipment that occurred during 2009.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, which represented 94.6% and 92.6% of total operating expenses for the six months ended June 30, 2009 and 2008, respectively. Personnel costs decreased $0.2 million but increased as a percentage of revenue to 74.3% for the six months ended June 30, 2009 from 73.4% versus the comparable period in 2008. The decrease in personnel costs relates to a reduction in staffing during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. As a percentage of revenue, personnel costs increased as a result of the Company’s decision to maintain the majority of its technology workforce infrastructure in anticipation of some larger projects that are expected to close in the latter part of 2009. Direct costs relating to the technology businesses consist of product costs, sales commissions and third party labor. Direct costs increased as a percentage of revenue by 2.8%, primarily due to a change in revenue mix more heavily weighted with product sales during the six months ended June 30, 2009 versus the comparable period in 2008. Occupancy costs are relatively fixed in nature and were $0.6 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively.
The decline in gross margin relates to the Company’s decision to maintain the majority of its technology workforce infrastructure and the shift in revenue mix for the technology units having higher product sales, which typically provide lower margins than service revenue. To offset the impact of the lower margin product sales, the National Practices group has reduced its travel and other operating expenses as a result of continued cost-control efforts.
Financial Condition
Cash and cash equivalents increased by $0.5 million to $10.1 million at June 30, 2009 from December 31, 2008. Restricted cash was $12.4 million at June 30, 2009, a decrease of $3.4 million from December 31, 2008. Restricted cash represents those funds held in connection with CBIZ’s FINRA regulated operations and funds held in connection with the pass-through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $149.7 million at June 30, 2009, an increase of $20.5 million from December 31, 2008, and days sales outstanding (“DSO”) from continuing operations was 69 days, 67 days and 69 days at June 30, 2009, December 31, 2008 and June 30, 2008, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. The calculations of DSO at June 30, 2009 and December 31, 2008 exclude accounts receivable, unbilled revenue and daily revenue for the two businesses that were acquired on December 31, 2008.
Other current assets were $11.8 million and $11.5 million at June 30, 2009 and December 31, 2008, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients (current and non-current) and client fund obligations relate to CBIZ’s payroll services business. The balance in these accounts fluctuates with the timing of cash receipts and the related cash payments. Client funds obligations differ from funds held for clients due to changes in the market value of the underlying investments.
Notes receivable, net (current and non-current) decreased by $1.0 million at June 30, 2009 versus December 31, 2008. The decrease in notes receivable, net relates solely to payments received, as there were no new additions to notes receivable during 2009.
Goodwill and other intangible assets, net of accumulated amortization, decreased by $1.7 million at June 30, 2009 from December 31, 2008, of which $3.3 million is related to intangible assets, partially offset by an increase to goodwill of $1.6 million. The increase in goodwill consisted of $5.6 million additional purchase price earned by previous acquisitions, partially offset by a decrease of $4.0 million attributable to purchase price allocations. The decrease in goodwill attributable to purchase price allocations occurred as additional information became available related to the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC, and was offset by a $2.4 million increase in other intangible assets and $1.5 million reduction in other liabilities. In addition, intangible assets increased by $0.4 million due to the acquisitions of two client lists during 2009. Total additions of $2.8 million to intangible assets were more than offset by amortization expense of $6.1 million for the six months ended June 30, 2009.
Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $23.5 million and $19.7 million at June 30, 2009 and December 31, 2008, respectively. The increase in assets of the deferred compensation plan of $3.8 million consisted of net participant contributions and an increase in the fair value of the investments of $1.7 million for the six months ended June 30, 2009. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The accounts payable balance of $28.9 million at June 30, 2009 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $33.6 million at June 30, 2009 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and the estimate of incentive compensation costs.
Notes payable — current increased by $1.8 million to $2.9 million at June 30, 2009 from $1.1 million at December 31, 2008 due to the increase in contingent proceeds earned by acquired businesses of approximately $5.9 million, offset by payments of contingent proceeds related to acquired businesses of approximately $4.1 million.
Other liabilities (current and non-current) decreased by $3.7 million at June 30, 2009 from December 31, 2008. The decrease is primarily attributable to approximately $1.2 million of contingent proceeds earned by acquired businesses, $0.8 million of unearned revenue being recognized, and $1.5 million due to the change in purchase price allocation related to the December 31, 2008 acquisition of Mahoney Cohen & Company.
Income taxes payable — current was $4.1 million at June 30, 2009 versus income taxes refundable of $3.3 million at December 31, 2008. The income taxes refundable balance at December 31, 2008 occurred as CBIZ made estimated tax payments that exceeded the tax liabilities CBIZ expected to incur with its 2008 income tax filings. Income taxes payable at June 30, 2009 primarily represents the provision for current income taxes less estimated tax payments and tax benefits related to the exercise of stock options. Income taxes payable — non-current at June 30, 2009 and December 31, 2008 was $6.9 million and $6.8 million, respectively, and represents the accrual for uncertain tax positions in accordance with FIN 48.
As required by FSP APB 14-1, CBIZ’s $100.0 million Notes are carried at face value less any unamortized discount. The $1.9 million increase in the carrying value of the Notes at June 30, 2009 versus December 31, 2008 represents amortization of the discount which is recognized as interest expense in the consolidated statements of operations. The Notes and the impact of adopting FSP APB 14-1 are further disclosed in Notes 1 and 5 of the accompanying consolidated financial statements.
Bank debt for amounts due on CBIZ’s credit facility decreased by $8.7 million at June 30, 2009 from December 31, 2008. Payments on the credit facility were made using the excess cash from operating activities offset by approximately $12.4 million used to fund strategic initiatives, including payments for acquisitions and share repurchases (as described under “Sources and Uses of Cash” below).
Stockholders’ equity increased by $22.2 million to $263.8 million at June 30, 2009 from $241.6 million at December 31, 2008. The increase in stockholders’ equity was primarily attributable to net income of $25.0 million, $3.2 million related to CBIZ’s stock award programs and the issuance of $1.0 million in common shares related to business acquisitions. These increases were partially offset by share repurchase activity of approximately 0.9 million shares at a cost of $7.1 million.
Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with an unsecured credit facility and with $100.0 million in Notes. The Notes were sold to qualified institutional buyers on May 30, 2006, mature on June 1, 2026, and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011. In addition, holders of the Notes can require CBIZ to repurchase for cash all or a portion of their Notes on June 1, 2011, June 1, 2016 and June 1, 2021.
CBIZ maintains a $214.0 million unsecured credit facility with Bank of America as agent bank for a group of six participating banks. The credit facility has a letter of credit sub-facility and matures in November 2012. At June 30, 2009, CBIZ had $116.3 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $4.7 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $67.8 million at June 30, 2009. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic acquisitions.
The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of June 30, 2009.
CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a shelf registration under which it can offer such securities. See CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008 for a description of the shelf registration statement.

Sources and Uses of Cash
The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the six months ended June 30, 2009 and 2008 (in thousands):

	2009	2008
Total cash provided by (used in):
Operating activities	$21,310	$19,528
Investing activities	(5,822)	(21,733)
Financing activities	(15,036)	1,683

Increase (decrease) in cash and cash equivalents	$452	$(522)

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash is followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters. During the six months ended June 30, 2009, net cash provided by operating activities was $21.3 million compared to $19.5 million for the comparable period in 2008. The $1.8 million increase in net cash provided by operating activities was primarily attributable to a decrease in restricted cash and an increase in income taxes payable, which contributed $6.3 million and $2.0 million of the increase, respectively. Those sources were partially offset by an increase in the accounts receivable and a decrease in other liabilities. The increase of $5.4 million related to accounts receivable for the six months ended June 30, 2009 versus the comparable period in 2008 was largely due to the businesses that were acquired on December 31, 2008. CBIZ experienced an increase of cash attributable to other liabilities during the six months ended June 30, 2008 due to a change in the timing of disbursements related to the conversion from a fully-insured health care plan to a self-funded program effective January 1, 2008.
CBIZ’s investing activities typically result in a net use of cash, and generally consist of: payments towards business acquisitions, purchase of intangible assets and capital items, proceeds received from sales of divestitures and discontinued operations, and activity related to notes receivable. CBIZ used $5.8 million in net cash for investing activities during the six months ended June 30, 2009 compared to $21.7 million during the comparable period in 2008. Investing uses of cash during the six months ended June 30, 2009 primarily consisted of $2.5 million for capital assets (net of disposals) and $4.4 million of net cash used towards business acquisitions, offset by $0.3 million in proceeds received from the sale of various operations and $0.7 million in payments received on notes receivable. Investing uses of cash during the six months ended June 30, 2008 primarily consisted of $21.4 million of net cash used towards business acquisitions and other intangible assets, and $2.6 million for capital expenditures (net of disposals), offset by $2.3 million in proceeds received from the sale of various operations. Capital expenditures primarily consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.
CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, and proceeds from the exercise of stock options. Net cash used in financing activities during the six months ended June 30, 2009 was $15.0 million compared to net cash provided by financing activities of $1.7 million for the comparable period in 2008. Financing uses of cash during the six months ended June 30, 2009 included $8.7 million in net payments on the credit facility, $7.1 million in cash used to repurchase shares of CBIZ common stock, offset by $1.0 million in proceeds from the exercise of stock options (including tax benefits). Financing sources of cash during the six months ended June 30, 2008 included $30.0 million in net proceeds from the credit facility and $5.1 million in proceeds from the exercise of stock options (including tax benefits), offset by $33.0 million in cash used to repurchase shares of CBIZ common stock.

Obligations and Commitments
CBIZ’s aggregate amount of future obligations at June 30, 2009 for the next five years and thereafter is set forth below (in thousands):

	Total	2009(1)	2010	2011	2012	2013	Thereafter

Convertible notes (2)	$100,000	$—	$—	$—	$—	$—	$100,000

Interest on convertible notes	53,126	1,563	3,125	3,125	3,125	3,125	39,063

Credit facility (3)	116,300	—	—	—	116,300	—	—

Income taxes payable (4)	4,120	4,120	—	—	—	—	—

Notes payable	2,854	2,531	323	—	—	—	—

Capitalized leases	268	114	154	—	—	—	—
Restructuring lease obligations (5)	10,487	1,332	2,010	1,888	1,767	1,178	2,312
Non-cancelable operating lease obligations (5)	174,524	17,835	32,450	27,767	23,690	18,647	54,135
Letters of credit in lieu of cash security deposits	3,551	—	1,921	200	—	45	1,385
Performance guarantees for non-consolidated affiliates	1,160	—	1,160	—	—	—	—
License bonds and other letters of credit	1,479	491	934	54	—	—	—

Total	$467,869	$27,986	$42,077	$33,034	$144,882	$22,995	$196,895

(1)	Represents contractual obligations from July 1, 2009 to December 31, 2009.

(2)	Convertible notes mature on June 1, 2026, but may be redeemed anytime after June 6, 2011.

(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(4)	Does not reflect $6.3 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions in accordance with FIN 48, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.

(5)	Excludes cash expected to be received under subleases.
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
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.2 million at June 30, 2009 and December 31, 2008. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as amended, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $3.6 million and $4.6 million at June 30, 2009 and December 31, 2008, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2009 and December 31, 2008 totaled $1.5 million and $1.7 million, respectively.
CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2009, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.
Interest Rate Risk Management
CBIZ uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At June 30, 2009, CBIZ had a total of $30.0 million notional amount of interest rate swaps outstanding, of which $10.0 million expire in January 2010 and $20.0 million expire in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.
CBIZ carries $100.0 million in Notes bearing a fixed interest rate of 3.125%. The Notes mature on June 1, 2026 and have call protection such that they may not be redeemed until June 6, 2011 at the Company’s option. CBIZ believes the fixed nature of this borrowing mitigates its interest rate risk.
In connection with payroll services provided to clients, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in short-term investments. In accordance with the Company’s investment policy, all investments carry an investment grade rating at the time of initial investment. The interest income on these short-term investments mitigates the interest rate risk for the borrowing costs of CBIZ’s credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility fare based on market conditions.
Critical Accounting Policies
The Securities and Exchange Commission (“SEC”) defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to CBIZ’s critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading Critical Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2008.
Valuation of Goodwill
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but rather tested for impairment annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008. There was no goodwill impairment during the year ended December 31, 2008 or during the six months ended June 30, 2009.
Because of the continued uncertainty in the financial markets and overall economic conditions during the six months ended June 30, 2009, CBIZ reviewed the significant assumptions included in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing fair value. Based on these analyses, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the six months ended June 30, 2009. However, if continued or significant deterioration of business conditions have an adverse effect on the estimates of discounted future cash flows or future annual growth rates, CBIZ may test for goodwill impairment, which could result in a charge against earnings, prior to the annual test in the fourth quarter of 2009.
Despite the fact that CBIZ’s market capitalization has declined since the end of 2008, the Company has experienced consistently strong earnings and a strong balance sheet. The decline in market capitalization aligns with performance of the market peer group. Accordingly, CBIZ believes no sufficient indicators of impairment exist to warrant an interim goodwill impairment analysis. However, future declines in revenue, operating income, CBIZ’s stock price, changes in comparable transaction multiples, or other changes in CBIZ’s business or the market for its services, could result in impairment of goodwill and other intangible assets.
New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. Under SFAS No. 168, “The FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The impact of SFAS No. 168 is not expected to have a material impact on CBIZ’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, (“SFAS No. 167”). SFAS No. 167 eliminates exceptions to consolidating qualifying special-purpose entities, changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. SFAS No. 167 is effective for annual periods beginning after November 15, 2009. CBIZ is currently evaluating the impact, if any, of adopting the requirements of SFAS No. 167 on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
On January 1, 2009, CBIZ adopted the provisions of the FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partially in cash, to separately account for the liability and equity components of the instruments in a manner that reflects the convertible debt borrowing rate, absent the conversion feature, when interest expense is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. See Notes 1 and 5 of the accompanying consolidated financial statements for further discussion of FSP APB 14-1.
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

On January 1, 2009, CBIZ adopted the provisions of SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”), as amended. SFAS No. 141R establishes principles and requirements for how a reporting entity recognizes and measures the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, as well as determines what information to disclose. SFAS No. 141R also requires acquisition costs that were previously capitalized be expensed as incurred. CBIZ did not acquire any businesses during the six month period ended June 30, 2009.
On January 1, 2009, CBIZ adopted the provisions of FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in the determination of the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and is intended to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141.The adoption of FSP No. FAS 142-3 did not have a material impact on CBIZ’s consolidated financial statements.
As of April 1, 2009, CBIZ adopted the provisions of FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2”). FSP No. 115-2 changes (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity is required to assess the likelihood of selling a security prior to recovering its cost basis as opposed to whether it has the intent and ability to hold a security to recovery or maturity. This FSP also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of the credit loss each period. See Note 7 of the accompanying consolidated financial statements for disclosures required by FSP No. FAS 115-2.
During the three months ended June 30, 2009, CBIZ adopted the provisions of FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The adoption of FSP No. FAS 157-4 did not have a material impact on CBIZ’s consolidated financial statements.
During the three months ended June 30, 2009, CBIZ adopted the provisions of FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1”), which increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. The adoption of FSP No. 107-1 did not have a material impact on CBIZ’s consolidated financial statements.
During the three months ended June 30, 2009, CBIZ adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 applies to both interim financial statements and annual financial statements after June 15, 2009. See Note 15 of the accompanying consolidated financial statements for further disclosure.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Quarterly Report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, the Company also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that the Company makes, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions that the Company may make or by known or unknown risks and uncertainties. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to: CBIZ’s ability to adequately manage its growth; CBIZ’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; changes in governmental regulation and tax laws affecting its operations; reversal or decline in the current trend of outsourcing business services; revenue seasonality or fluctuations in and collectibility of receivables; liability for errors and omissions of the Company’s businesses; regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry); and reliance on information processing systems and availability of software licenses. Consequently, no forward-looking statement can be guaranteed.
A more detailed discussion of risk factors may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008. Except as required by the federal securities laws, CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in the quarterly, periodic and annual reports the Company files with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at June 30, 2009 was $116.3 million. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2009, interest expense would increase or decrease approximately $0.9 million annually.
CBIZ does not engage in trading market risk sensitive instruments. CBIZ uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At June 30, 2009, CBIZ had a total notional amount of $30.0 million related to its interest rate swaps outstanding, of which $10.0 million expire in January 2010 and $20.0 million expire in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

In connection with CBIZ’s payroll business, funds held for clients are segregated and invested in short-term investments which included ARS prior to the dislocation of this market. ARS are variable debt instruments with longer stated maturities whose interest rates are reset at pre-determined short-term intervals through a Dutch auction system. In accordance with the Company’s investment policy, all investments carry an investment grade rating at the time of the initial investment.
Since the first quarter of 2008, conditions in the global credit markets have resulted in the failure of auctions for the ARS that CBIZ holds because the amount of securities submitted for sale exceed the amount of bids. A failed auction does not necessarily represent a default by the issuer of the underlying security. To date, CBIZ has collected all interest on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities. CBIZ understands that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of its investment in ARS no longer approximates face value. See Notes 7 and 8 to the accompanying consolidated financial statements for further discussion regarding ARS and the related asset impairments.
Despite the failed auctions with regards to ARS, CBIZ believes it has adequate liquidity to operate and settle client obligations as the majority of CBIZ’s client funds are invested in highly-liquid short-term money market funds.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of CBIZ’s Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that CBIZ files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by CBIZ in the reports that it files under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Limitations on the Effectiveness of Controls
Management, including the Company’s CEO and CFO, does not expect that its Disclosure Controls or its internal control over financial reporting (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CBIZ have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Conclusions
The Company’s Disclosure Controls are designed to provide reasonable assurance of achieving their objectives and, based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that CBIZ’s Disclosure Controls were effective at that reasonable assurance level.
(b) Internal Control over Financial Reporting
There were no changes in the Company’s Internal Controls that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008. These risks could materially and adversely affect the Company’s business, financial condition and results of operations. The risks and uncertainties in CBIZ’s Form 10-K are not the only ones facing the Company. Additional risks and uncertainties not presently known or that the Company currently believes to be immaterial may also adversely affect CBIZ’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) During the three months ended June 30, 2009, approximately 104,900 shares of CBIZ common stock became issuable as contingent consideration owed to former owners of businesses that were acquired by CBIZ. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued had access to full information about CBIZ and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
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
Stock repurchase activity during the three months ended June 30, 2009 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).

Issuer Purchases of Equity Securities
				Maximum
				Number of
			Total Number of	Shares That
		Average Price Paid	Shares Purchased as	May Yet Be
	Total Number of	Per	Part of Publicly	Purchased
Period	Shares Purchased	Share (1)	Announced Plans	Under the Plans
April 1 — April 30, 2009 (2)	1	$6.75	1	4,999
May 1 — May 31, 2009	—	$—	—	4,999
June 1 — June 30, 2009	—	$—	—	4,999

Total second quarter purchases (3)	1	$6.75	1

(1)	Average price paid per share includes fees and commissions.

(2)	Open market purchases.

(3)	The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, a broker is granted discretion to repurchase shares on the Company’s behalf, and the broker is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
According to the terms of CBIZ’s credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 5 to the accompanying consolidated financial statements for a description of working capital restrictions and limitations upon the payment of dividends.
Item 4. Submission of Matters to a Vote of Security Holders
Listed below are the results of matters that were submitted to vote at the Annual Meeting of Stockholders held on May 14, 2009:
1)	Election of the following individuals to the Board of Directors to serve until the 2012 Annual Meeting of Stockholders:

	Authority Granted	Authority Withheld
Michael H. DeGroote	52,890,890	2,289,218
Todd J. Slotkin	46,770,285	8,409,823
The terms of office as directors of each of Rick L. Burdick, Steven L. Gerard, Benaree Pratt Wiley, Joseph S. DiMartino, Richard C. Rochon and Donald V. Weir continued following the Annual Meeting.
2)	Ratification of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	53,366,380
Against	1,793,496
Abstain	20,229
Item 6. Exhibits

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc. (Registrant)
Date: August 10, 2009	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer Duly Authorized Officer and Principal Financial Officer