Form 10-Q
period 2009-09-30
CBIZ, Inc.
filed 2009-11-09
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
               Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 31, 2009

Common Stock, par value $0.01 per share	61,651,148

CBIZ, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,589	$9,672
Restricted cash	13,983	15,786
Accounts receivable, net	148,945	129,164
Notes receivable — current, net	1,454	2,133
Income taxes refundable	—	3,271
Deferred income taxes — current	7,802	6,750
Other current assets	10,792	11,540
Assets of discontinued operations	230	249

Current assets before funds held for clients	186,795	178,565
Funds held for clients — current	60,134	103,097

Total current assets	246,929	281,662

Property and equipment, net	28,336	30,835
Notes receivable — non-current, net	1,123	927
Deferred income taxes — non-current, net	294	1,383
Goodwill and other intangible assets, net	365,593	350,216
Assets of deferred compensation plan	25,893	19,711
Funds held for clients — non-current	10,447	10,024
Other assets	3,197	3,834

Total assets	$681,812	$698,592

LIABILITIES
Current liabilities:
Accounts payable	$27,031	$29,013
Income taxes payable — current	3,051	—
Accrued personnel costs	36,826	40,869
Notes payable — current	4,121	1,064
Other current liabilities	16,866	18,478
Liabilities of discontinued operations	449	769

Current liabilities before client fund obligations	88,344	90,193
Client fund obligations	73,523	116,638

Total current liabilities	161,867	206,831

Convertible notes, net	92,832	89,887
Bank debt	115,700	125,000
Income taxes payable — non-current	6,544	6,797
Deferred compensation plan obligations	25,893	19,711
Other non-current liabilities	13,285	8,767

Total liabilities	416,121	456,993

STOCKHOLDERS’ EQUITY
Common stock	1,077	1,068
Additional paid-in capital	514,918	508,023
Retained earnings (accumulated deficit)	20,149	(10,155)
Treasury stock	(269,396)	(256,295)
Accumulated other comprehensive loss	(1,057)	(1,042)

Total stockholders’ equity	265,691	241,599

Total liabilities and stockholders’ equity	$681,812	$698,592

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Revenue	$179,023	$168,159	$588,272	$540,713
Operating expenses	163,783	148,721	511,723	461,402

Gross margin	15,240	19,438	76,549	79,311
Corporate general and administrative expenses	8,491	7,270	23,887	22,313

Operating income	6,749	12,168	52,662	56,998

Other income (expense):
Interest expense	(3,181)	(2,702)	(10,221)	(8,044)
Gain on sale of operations, net	910	229	1,004	470
Other income (expense), net	3,144	(3,018)	5,449	(4,030)

Total other income (expense), net	873	(5,491)	(3,768)	(11,604)

Income from continuing operations before income tax expense	7,622	6,677	48,894	45,394

Income tax expense	2,542	2,348	19,123	17,441

Income from continuing operations after income tax expense	5,080	4,329	29,771	27,953

Income (loss) from discontinued operations, net of tax	(4)	(56)	131	(250)

Gain (loss) on disposal of discontinued operations, net of tax	27	132	178	(308)

Net income	$5,103	$4,405	$30,080	$27,395

Earnings (loss) per share:

Basic:
Continuing operations	$0.08	$0.07	$0.48	$0.45
Discontinued operations	—	—	0.01	(0.01)

Net income	$0.08	$0.07	$0.49	$0.44

Diluted:
Continuing operations	$0.08	$0.07	$0.48	$0.45
Discontinued operations	—	—	0.01	(0.01)

Net income	$0.08	$0.07	$0.49	$0.44

Basic weighted average shares outstanding	61,176	61,171	61,302	62,080

Diluted weighted average shares outstanding	61,712	61,772	61,897	62,801

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
Cash flows from operating activities:
Net income	$30,080	$27,395
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from operations of discontinued operations, net of tax	(131)	250
(Gain) loss on disposal of discontinued operations, net of tax	(178)	308
Gain on sale of operations, net	(1,004)	(470)
Amortization of discount on convertible notes	2,946	2,729
Impairment of auction rate security	—	1,381
Bad debt expense, net of recoveries	6,257	4,161
Depreciation and amortization expense	15,259	11,346
Deferred income taxes	(138)	(3,392)
Excess tax benefits from share based payment arrangements	(397)	(1,719)
Employee stock awards	3,465	2,783
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	1,803	1,186
Accounts receivable, net	(25,904)	(23,368)
Other assets	1,399	1,011
Accounts payable	(1,993)	1,016
Income taxes payable	6,362	487
Accrued personnel costs	(4,048)	(4,349)
Other liabilities	324	4,558

Net cash provided by continuing operations	34,102	25,313
Operating cash flows used in discontinued operations	—	(1,539)

Net cash provided by operating activities	34,102	23,774

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(17,112)	(24,966)
Acquisition of other intangible assets	(11)	(810)
Proceeds from sales of divested and discontinued operations	788	4,893
Additions to property and equipment, net	(3,446)	(5,109)
Additions to notes receivable	—	(170)
Payments received on notes receivable	729	373

Net cash used in investing activities	(19,052)	(25,789)

Cash flows from financing activities:
Proceeds from bank debt	334,795	218,600
Payment of bank debt	(344,095)	(188,600)
Payment of notes payable and capitalized leases	(220)	(410)
Payment for acquisition of treasury stock	(13,101)	(37,819)
Proceeds from exercise of stock options	1,127	3,988
Excess tax benefit from exercise of stock awards	397	1,719
Debt issuance costs	(36)	(106)

Net cash used in financing activities	(21,133)	(2,628)

Net decrease in cash and cash equivalents	(6,083)	(4,643)
Cash and cash equivalents at beginning of year	9,672	12,144

Cash and cash equivalents at end of period	$3,589	$7,501

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of September 30, 2009 and December 31, 2008, the consolidated results of their operations for the three and nine months ended September 30, 2009 and 2008, and the cash flows for the nine months ended September 30, 2009 and 2008. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management’s estimates and assumptions include, but are not limited to: estimates of collectability of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, estimates of accrued liabilities (such as incentive compensation, self-funded health insurance accruals, legal reserves, future contingent purchase price obligations and consolidation and integration reserves), the provision for income taxes, the realizability of deferred tax assets, and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2008 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation and revised to reflect the retroactive application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options”.

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured. These criteria are in accordance with GAAP.

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

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which eliminates exceptions to consolidating qualifying special-purpose entities, changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new guidance is effective for annual periods beginning after November 15, 2009. Adoption of this new guidance is not expected to have a material impact on CBIZ’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance entitled “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, (“Codification”). This new guidance identifies the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification became non-authoritative. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The impact of adopting the Codification caused a change in references to authoritative GAAP in CBIZ’s consolidated financial statements, but did not have an impact on CBIZ’s consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.

In May 2008, the FASB issued FASB ASC 470-20 “Debt with Conversion and Other Options,” which requires issuers of convertible debt instruments that may be settled wholly or partially with cash, to separately account for the liability and equity components of the instruments in a manner that reflects the convertible debt borrowing rate, absent the conversion feature, when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional interest expense.

FASB ASC 470-20 became effective for CBIZ on January 1, 2009 and impacts the accounting associated with CBIZ’s $100.0 million convertible senior subordinated notes (“Notes”) which were issued in May 2006 (further described in Note 5). The provisions of FASB ASC 470-20 were applied retrospectively and resulted in a reduction in the carrying value of the Notes, and increases to stockholders’ equity and interest expense from what was reported in historical financial statements. The additional interest expense is a non-cash expense and thus did not impact total operating, investing or financing cash flows.

The liability component was determined based upon discounted cash flows and the discount was determined to be $19.1 million at the date of issuance. The equity component (recorded as additional paid-in-capital) is $11.4 million and represents the difference between the $100.0 million proceeds from issuance of the Notes and the fair value of the liability component, net of tax, and certain debt issuance costs.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table sets forth the effect of the retrospective application of FASB ASC 470-20 on accounting for convertible notes on certain previously reported line items (in thousands, except per share data):

Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Originally Reported	As Adjusted	Originally Reported	As Adjusted
Interest expense	$1,804	$2,702	$5,409	$8,044
Income tax expense	$2,689	$2,348	$18,442	$17,441
Income from continuing operations	$4,886	$4,329	$29,587	$27,953
Net income	$4,962	$4,405	$29,029	$27,395

Earnings per share:
Basic:
Continuing operations	$0.08	$0.07	$0.48	$0.45
Discontinued operations	—	—	(0.01)	(0.01)

Net income	$0.08	$0.07	$0.47	$0.44

Diluted:
Continuing operations	$0.08	$0.07	$0.47	$0.45
Discontinued operations	—	—	(0.01)	(0.01)

Net income	$0.08	$0.07	$0.46	$0.44

Consolidated Balance Sheets:

	December 31, 2008
	Originally Reported	As Adjusted
Deferred income taxes — non-current, net	$5,111	$1,383
Other assets	$4,137	$3,834
Convertible notes	$100,000	$89,887
Additional paid-in-capital	$496,598	$508,023
Accumulated deficit	$(4,812)	$(10,155)
Total stockholders’ equity	$235,517	$241,599
Recently Adopted Accounting Pronouncements (continued)

In December 2007, the FASB issued new guidance on business combinations which establishes principles and requirements for how a reporting entity recognizes and measures the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, as well as determines what information to disclose. The new guidance also requires acquisition costs that were previously capitalized be expensed as incurred. CBIZ adopted the provisions of this accounting guidance on January 1, 2009. See Note 12 for further discussion of acquisitions and the impact of this guidance.

In March 2008, the FASB issued new accounting guidance on derivative instruments and hedging activities which requires additional disclosures about how and why a company uses derivative instruments, how derivative instruments are accounted for and how derivative instruments affect a company’s financial statements. CBIZ adopted the provisions of this accounting guidance on January 1, 2009. See Note 7 for further discussion.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
In April 2008, the FASB issued new accounting guidance on the determination of the useful life of intangible assets which amends the factors that should be considered in the determination of the useful life of a recognized intangible asset, and is intended to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. CBIZ adopted the provisions of this accounting guidance on January 1, 2009. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on the recognition and presentation of other-than-temporary impairments. This guidance changes (1) the trigger for determining whether an other-than-temporary impairment (“OTTI”) exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity is required to assess the likelihood of selling a security prior to recovering its cost basis as opposed to whether it has the intent and ability to hold a security to recovery or maturity. This guidance also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of the credit loss each period. CBIZ adopted the provisions of this accounting guidance for the interim reporting period ended June 30, 2009. See Note 7 for additional information concerning this guidance.

In April 2009, the FASB issued new accounting guidance on fair value measurements and disclosures for determining the fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This release provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This guidance also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). CBIZ adopted the provisions of this accounting guidance for the interim reporting period ended June 30, 2009. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about fair value of financial instruments, which increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. CBIZ adopted the provisions of this accounting guidance for the interim reporting period ended June 30, 2009. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

In May 2009, the FASB issued new accounting guidance on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. CBIZ adopted the provisions of this accounting guidance for the interim reporting period ended June 30, 2009. See Note 15 for further disclosures required by this guidance.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
2.	Accounts Receivable, Net

Accounts receivable balances at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	2009	2008
Trade accounts receivable	$120,812	$113,549
Unbilled revenue	37,026	23,981

Total accounts receivable	157,838	137,530
Allowance for doubtful accounts	(8,893)	(8,366)

Accounts receivable, net	$148,945	$129,164

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net, at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	2009	2008
Goodwill	$277,674	$260,535
Intangible assets:
Client lists	110,053	103,812
Other intangible assets	9,388	8,990

Total intangible assets	119,441	112,802

Total goodwill and intangibles assets	397,115	373,337
Accumulated amortization:
Client lists	(27,899)	(20,575)
Other intangible assets	(3,623)	(2,546)

Total accumulated amortization	(31,522)	(23,121)

Goodwill and other intangible assets, net	$365,593	$350,216

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating expenses	$4,940	$3,520	$14,735	$10,457
Corporate general and administrative expense	164	211	524	889

Total depreciation and amortization expense	$5,104	$3,731	$15,259	$11,346

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
5.	Borrowing Arrangements

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

CBIZ separately accounts for the debt and equity components of the Notes. The carrying amount of the debt and equity components at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	2009	2008
Principal amount of notes	$100,000	$100,000
Unamortized discount	(7,168)	(10,113)

Net carrying amount	$92,832	$89,887

Additional paid-in-capital	$11,425	$11,425

The discount on the liability component of the Notes is being amortized using the effective interest method based upon an annual effective rate of 7.8%, which represents the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over five years from the date of issuance, which coincides with the first date that holders can require CBIZ to repurchase the Notes. At September 30, 2009, the unamortized discount had a remaining amortization period of approximately 20 months.
During the three and nine months ended September 30, 2009 and 2008, CBIZ recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Contractual coupon interest	$782	$782	$2,344	$2,344
Amortization of discount	1,003	929	2,946	2,729

Total interest expense	$1,785	$1,711	$5,290	$5,073

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Bank Debt
CBIZ maintains a $214.0 million unsecured credit facility (“credit facility”) with Bank of America as agent bank for a group of six participating banks. The credit facility has a letter of credit sub-facility and matures in November 2012. CBIZ had $115.7 million and $125.0 million of outstanding borrowings under its credit facility at September 30, 2009 and December 31, 2008, respectively. Rates for the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
Weighted average rates	3.87%	4.75%

Range of effective rates	2.74% - 6.40%	3.60% - 7.25%

CBIZ had approximately $59.7 million of available funds under the credit facility at September 30, 2009. Available funds under the credit facility are reduced by letters of credit and obligations determined to be “other indebtedness” in accordance with the terms of the credit facility.

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

There are no limitations on CBIZ’s ability to acquire businesses or repurchase CBIZ common stock provided that the Leverage Ratio is less than 2.0. The Leverage Ratio is calculated as total debt (excluding the Notes) compared to EBITDA as defined by the credit facility. As of September 30, 2009, the Leverage Ratio as defined by the credit facility was 1.55.
6.	Commitments and Contingencies

Acquisitions

The purchase price that CBIZ pays for businesses and client lists has historically consisted of two components: an up-front, non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists’ actual future performance. For acquisitions completed prior to January 1, 2009, the portion of purchase price contingent on future performance is recorded when earned. For acquisitions completed after December 31, 2008, the fair value of the purchase price contingency is recorded at the date of acquisition and re-measured each reporting period until the liability is extinguished. Shares of CBIZ common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to two years. Acquisitions are further discussed in Note 12 to these consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Indemnifications

CBIZ has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2009, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the nine months ended September 30, 2009 and 2008, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to lessors (landlords) of certain leased premises in lieu of cash security deposits which totaled $3.6 million and $4.6 million as of September 30, 2009 and December 31, 2008, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2009 and December 31, 2008 was $1.5 million and $1.7 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.2 million as of September 30, 2009 and December 31, 2008. In accordance with GAAP, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments and higher costs incurred if circumstances differ from the assumptions used in estimating the liability. The liability for the self-funded health insurance plan is included in other current liabilities in the consolidated balance sheets and was $5.0 million and $4.1

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
million at September 30, 2009 and December 31, 2008, respectively. CBIZ’s net healthcare costs include health claims, administration fees to third-party administrators and premiums for stop-loss coverage.

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

Corporate Bonds

As part of the Company’s effort to invest the funds held for clients, CBIZ holds three corporate bonds with par values totaling $9.0 million during 2009. All three bonds are investment grade and are classified as available for sale. These bonds have maturity dates ranging from October, 2010 through January, 2011, and are included in “Funds held for clients — non-current” on the consolidated balance sheets. During the three and nine months ended September 30, 2009, CBIZ recorded an unrealized gain on these bonds of $35,000 and $22,000, respectively, which is recorded as other comprehensive income.

Auction Rate Securities (“ARS”)

During the second quarter of 2009, CBIZ adopted the provisions of the new accounting guidance, which resulted in a change in the recognition of other-than-temporary impairments on the Company’s ARS investments. The provisions require that the impairment be bifurcated into an amount related to the credit loss and an amount related to all other factors. Credit loss is defined as the difference between the present value of cash flows expected to be collected and the amortized cost basis of the investment. Credit losses related to other-than-temporary impairments are recorded in earnings and all other impairments are recorded in accumulated other comprehensive loss (“AOCL”).

At September 30, 2009, CBIZ held three investments in ARS with par values totaling $13.4 million and fair values totaling $10.4 million. The difference between par value and fair value for two of the ARS are currently considered to be temporary and are therefore recorded as unrealized losses in AOCL, net of tax benefits. The decline in fair value of the remaining ARS was previously determined to be other-than-temporary, thus losses associated with this ARS are accounted for in accordance with the new accounting guidance. See Note 8 for further discussion regarding the ARS and related fair values.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
CBIZ has sufficient liquidity in its client fund assets to fund client obligations and the Company does not anticipate that the current lack of liquidity of its ARS investments will affect its ability to conduct business. CBIZ has the ability and intent to hold the two ARS investments that are temporarily impaired until anticipated recovery in value occurs.

Interest Rate Swaps

CBIZ uses interest rate swaps to manage interest rate risk exposure. CBIZ’s interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. CBIZ does not enter into derivative instruments for trading or speculative purposes.

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

At inception, the critical terms of the interest rate swaps matched the underlying risks being hedged, and as such the interest rate swaps are expected to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The interest rate swaps are assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. If CBIZ determines that a cash flow hedge is no longer highly effective, the hedge ineffectiveness is recognized in current period earnings and hedge accounting is discontinued with respect to that cash flow hedge.

As a result of the use of derivative instruments, CBIZ is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, CBIZ only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At September 30, 2009, all of the counterparties to CBIZ’s interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations. There are no credit risk-related contingent features in CBIZ’s interest rate swaps nor do the swaps contain provisions under which the Company has, or would be required, to post collateral.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At September 30, 2009, each of the interest rate swaps was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swaps and their effects on the consolidated balance sheets at September 30, 2009 and December 31, 2008 (in thousands).

	September 30, 2009
	Notional	Fair	Balance Sheet
	Value	Value (c)	Location
Interest rate swap (a)	$10,000	$97	Other current liabilities
Interest rate swaps (b)	20,000	199	Other non-current liabilities

Total interest rate swaps	$30,000	$296

	December 31, 2008
	Notional	Fair	Balance Sheet
	Value	Value (c)	Location
Interest rate swap (a)	$10,000	$328	Other non-current liabilities

Total interest rate swap	$10,000	$328

(a)	Represents one interest rate swap with an initial term of two years expiring January, 2010. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 3.9% plus applicable margin under the credit agreement, and receives or pays interest that varies with one-month LIBOR. Interest is calculated by reference to the $10.0 million notional amount of the interest rate swap and payments are exchanged each month.

(b)	Represents two interest rate swaps, each with a notional value of $10.0 million and terms of two years expiring in January, 2011. Under the terms of the interest rate swaps, CBIZ pays interest at a fixed rate of 1.55% and 1.59%, respectively, plus applicable margin under the credit agreement, and receives or pays interest that varies with three-month LIBOR. Interest is calculated by reference to the respective $10.0 million notional amount of the interest rate swap and payments are exchanged every three months.

(c)	See additional disclosures regarding fair value measurements in Note 8.
The following table summarizes the effects of interest rate swaps on CBIZ’s consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands). All swaps were deemed to be effective for the three and nine months ended September 30, 2009 and 2008.

	Gain (Loss) Recognized		Gain (Loss) Reclassified
	in AOCL, net of tax		from AOCL into Expense
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008	Location
Interest rate swaps	$(8)	$14	$141	$37	Interest expense

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008	Location
Interest rate swaps	$20	$(65)	$353	$74	Interest expense

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
8.	Fair Value Measurements

The valuation hierarchy under GAAP categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:
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

Effective January 1, 2009, CBIZ adopted the new accounting guidance for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of this provision for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact CBIZ’s financial position or results of operations for the three and nine months ended September 30, 2009.

The following table summarizes CBIZ’s assets and liabilities at September 30, 2009 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at September 30, 2009 with
		Quoted Prices
		in Active	Significant
	Portion of	Markets for	Other	Significant
	Carrying Value	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$25,893	$25,893	$—	$—
Auction rate securities	$10,417	$—	$—	$10,417
Corporate bonds	$9,263	$9,263	$—	$—
Contingent purchase price payable	$5,554	$—	$—	$5,554
Interest rate swaps	$296	$—	$296	$—

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the nine months ended September 30, 2009 (pre-tax basis) (in thousands):

		Contingent
	Auction Rate	Purchase
	Securities	Price Payable
Beginning balance — December 31, 2008	$10,024	$—
Additions from business acquisitions	—	5,566
Unrealized gains included in accumulated other comprehensive loss, net	387	—
Change in fair value of contingency		(12)
Increase in expected cash flows of OTTI investment	6	—

Ending balance — September 30, 2009	$10,417	$5,554

Due to liquidity issues in the ARS market and because quoted prices from broker-dealers were unavailable for CBIZ’s ARS, the investments in ARS were classified as Level 3. Accordingly, a fair value assessment of these securities was performed on each security based on a discounted cash flow model utilizing various assumptions that included maximum interest rates for each issue, probabilities of successful auctions, failed auctions or default, the timing of cash flows, the quality and level of collateral of the securities, and the rate of recovery from bond insurers in the event of default. Regarding the contingent purchase price payable resulting from the business acquisitions, CBIZ utilized a probability weighted income approach to determine the fair value of the contingency.

For the one ARS investment that was determined in 2008 to be unlikely to recover its par value, CBIZ bifurcated the other-than-temporary impairment into credit loss and other impairment. For the three months ended September 30, 2009, the credit loss portion of the impairment decreased, which resulted in no adjustment to earnings as subsequent recoveries in fair value related to credit loss are not recognized until realized.

The following table provides a rollforward of the credit losses, pre-tax, recognized in earnings related to this ARS for the nine months ended September 30, 2009 for which a portion of the other-than-temporarily-impairment was recognized in other comprehensive income (in thousands):

Accumulated
Credit Losses
Balance at January 1, 2009	$2,251
Cumulative adjustment to retained earnings at adoption	(372)

Balance at April 1, 2009	$1,879
Additions related to OTTI losses not previously recognized	—
Reductions due to sales	—
Reductions due to change in intent or likelihood of sale	—
Additions due to increases in previously recognized OTTI losses	—
Reductions due to increases in expected cash flows	6

Balance at September 30, 2009	$1,873

For the remaining two ARS investments, both of which were determined to be temporarily impaired, the current fair value analysis resulted in an unrealized gain of $5,000 and $405,000 for the three and nine months ended September 30, 2009, respectively. The prior unrealized losses were recorded to AOCL in the consolidated balance sheets, thus the unrealized gain was recorded to offset the prior recorded loss. For both of these ARS issues, CBIZ has determined that the impairment is temporary due to dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuers’ ability to refinance if

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
necessary. For the nine months ended September 30, 2008, pre-tax losses of $0.2 million relating to these two ARS were recorded in AOCL.

The following table provides additional information with regards to the ARS with temporary impairments, aggregated by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

September 30, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Security	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$7,680	$700	$7,680	$700

December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Security	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$7,275	$1,105	$—	$—	$7,275	$1,105
The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Convertible notes	$92,832	$95,571	$89,887	$87,800
Although the trading of CBIZ’s Notes is limited, the fair value of the Notes was determined based upon their most recent quoted market price. The Notes are carried at face value less any unamortized debt discount.

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
Other comprehensive income is reflected as an increase to stockholders’ equity and is not reflected in CBIZ’s results of operations. Other comprehensive income for the three and nine months ended September 30, 2009 and 2008, net of tax, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$5,103	$4,405	$30,080	$27,395
Net unrealized gain (loss) on available- for-sale securities, net of income taxes (1)	24	830	244	(145)
Net unrealized gain (loss) on interest rate swaps, net of income taxes (2)	(8)	14	20	(65)
Foreign currency translation	(15)	(19)	(56)	(47)

Total other comprehensive income	$5,104	$5,230	$30,288	$27,138

(1)	Net of income tax expense of $16 and $553 for the three months ended September 30, 2009 and 2008, respectively, and net of income tax expense (benefit) of $163 and $(97) for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Net of income tax expense (benefit) of $(4) and $8 for the three months ended September 30, 2009 and 2008, respectively, and net of income tax expense (benefit) of $12 and $(38) for the nine months ended September 30, 2009 and 2008, respectively.
Accumulated other comprehensive loss, net of tax, was approximately $1.1 million and $1.0 million at September 30, 2009 and December 31, 2008, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.
10.	Employer Share Plans
CBIZ has granted various stock-based awards under its 2002 Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	$749	$577	$1,996	$1,737
Restricted stock awards	536	382	1,469	1,046

Total stock-based compensation expense	$1,285	$959	$3,465	$2,783

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Stock award activity during the nine months ended September 30, 2009 was as follows (in thousands, except per share data):

	Stock		Restricted Stock
	Options		Awards
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Grant-Date
	of	Price Per	of	Fair
	Options	Share	Shares	Value (1)
Outstanding at beginning of year	3,696	$6.93	631	$7.42
Granted	1,356	$7.70	385	$7.59
Exercised or released	(316)	$3.57	(263)	$7.02
Expired or canceled	(44)	$7.16	—	$—

Outstanding at September 30, 2009	4,692	$7.38	753	$7.65

Exercisable at September 30, 2009	1,760	$6.78

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.
11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$5,080	$4,329	$29,771	$27,953

Denominator:
Basic
Weighted average common shares outstanding	61,176	61,171	61,302	62,080

Diluted
Stock options (1)	206	455	245	558
Restricted stock awards (1)	102	134	124	154
Contingent shares (2)	228	12	226	9

Diluted weighted average common shares outstanding	61,712	61,772	61,897	62,801

Basic earnings per share from continuing operations	$0.08	$0.07	$0.48	$0.45

Diluted earnings per share from continuing operations	$0.08	$0.07	$0.48	$0.45

(1)	A total of 4.5 million and 3.8 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2009, respectively, and a total of 2.3 million and 1.8 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2008, respectively, as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
12.	Acquisitions

During the nine months ended September 30, 2009, CBIZ acquired substantially all of the assets of two businesses. EAO Consultants, LLC, a New Jersey based employee benefits firm, was acquired on July 1, 2009, and MeyersDining, LLC, a Boulder, Colorado based insurance agency, was acquired on September 30, 2009. The acquisitions will enable CBIZ to broaden the range of services it offers in the New York and New Jersey markets and in the Boulder and Denver, Colorado markets. The operating results of the acquisitions are included in the consolidated financial statements from the date of acquisition and are reported in the Employee Services practice group.

Aggregate consideration for these acquisitions is expected to be approximately $14.3 million, which consists of $7.8 million in cash, $0.9 in CBIZ common stock and $5.6 million in contingent consideration, subject to the acquired operations achieving certain performance targets.

The preliminary aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed
Fixed assets	$27
Identifiable intangible assets	4,768
Financial liabilities	(5)

Total identifiable net assets	$4,790
Goodwill	9,489

Aggregate purchase price	$14,279

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is between $0 and $6.1 million. In accordance with GAAP, CBIZ was required to record the fair value of these obligations at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangements was $5.6 million and has included that amount as a long term liability.

The goodwill of $9.5 million arising from the acquisitions consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross selling opportunities expected with our Financial Services group and the Employee Services group to help strengthen our existing service offerings and expand our market position. The goodwill recognized is deductible for income tax purposes.

In addition, during the first nine months ended September 30, 2009, CBIZ purchased two client lists, one of which is reported in the Financial Services practice group and the other is reported in the Employee Services practice group. Aggregate consideration for these acquisitions consisted of $0.1 million cash paid at closing and up to an additional $0.4 million in cash which is contingent upon future financial performance of the client lists. In addition, CBIZ paid $12.7 million in cash and issued approximately 131,600 shares of common stock during the nine months ended September 30, 2009 as contingent proceeds and payments against notes payable for previous acquisitions.

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

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	2009	2008
Goodwill	$17,139	$11,660

Client lists	$7,160	$5,636

Other intangible assets	$420	$114

CBIZ acquired Mahoney Cohen & Company and Tofias PC on December 31, 2008, the results of which were included in CBIZ’s operating results beginning January 1, 2009. The following table provides pro forma results of operations for these two businesses for the comparative period in 2008 assuming both businesses were acquired on January 1, 2008 (in thousands, except per share data). The pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been obtained had these businesses actually been acquired at January 1, 2008, nor are they intended to be a projection of future results of operations.

	Nine Months Ended September 30, 2008
	Consolidated	Pro Forma	Pro Forma
	As Reported	Adjustments	Consolidated
Revenue	$540,713	$73,711	$614,424

Net income	$27,395	$5,954	$33,349

Net income per share:
Basic	$0.44	$0.09	$0.53
Diluted	$0.44	$0.08	$0.52

Weighted average shares outstanding:
Basic	62,080	1,081	63,161
Diluted	62,801	1,081	63,882

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
13.	Discontinued Operations and Divestitures

From time to time, CBIZ divests (through sale or closure) business operations that do not contribute to the Company’s long-term objectives for growth, or that are not complementary to its target service offerings and markets. Divestitures are classified as discontinued operations provided they meet the criteria as provided in FASB ASC 205 “Presentation of Financial Statements — Discontinued Operations — Other Presentation Matters”.

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned. During the nine months ended September 30, 2009, CBIZ did not close or sell any operations that met the requirements to be classified as a discontinued operation. Gains recorded for the nine months ended September 30, 2009 related to contingent proceeds for a Financial Services operation that was sold during 2007 and an adjustment to reserves established for an operation that was closed in 2008.

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

For those businesses that qualified for treatment as discontinued operations, the assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and results from operations of discontinued operations for the three and nine months ended September 30, 2009 and 2008 are separately reported as “income from operations of discontinued operations, net of tax” in the consolidated statements of operations and were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$—	$32	$—	$537

Income (loss) from discontinued operations, before income tax	$(7)	$(89)	$208	$(393)
Income tax (expense) benefit	3	33	(77)	143

Income (loss) from discontinued operations, net of tax	$(4)	$(56)	$131	$(250)

Gain (loss) on the disposal of discontinued operations for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gain (loss) on disposal of discontinued operations, before income tax	$42	$210	$282	$(155)
Income tax expense	15	78	104	153

Gain (loss) on disposal of discontinued operations, net of tax	$27	$132	$178	$(308)

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At September 30, 2009 and December 31, 2008, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Assets:
Accounts receivable, net	$194	$203
Other current assets	36	46

Assets of discontinued operations	$230	$249

Liabilities:
Accounts payable	$84	$97
Accrued personnel costs	—	10
Other current liabilities	365	662

Liabilities of discontinued operations	$449	$769

Divestitures
CBIZ sold certain assets and client lists which did not qualify for treatment as discontinued operations. The gain on sale of certain client lists has been deferred and the deferred gains are recorded as “other non-current liabilities” in the accompanying consolidated balance sheets. The gain on these sales is being recorded as “Gain on sale of operations, net” as cash payments are received. Additionally, CBIZ may earn additional proceeds on the sale of certain client lists (sold in previous years), which are contingent upon future revenue generated by the client lists. CBIZ records these proceeds as other income when they are earned.
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
A general description of services provided by practice group, is provided in the following table.

Financial Services	Employee Services	MMP	National Practices
• Accounting	• Group Health	• Coding and Billing	• Managed Networking
• Tax	• Property & Casualty	• Accounts Receivable	and Hardware Services
• Financial Advisory	• COBRA / Flex	Management	• Technology Security
• Litigation Support	• Retirement Planning	• Full Practice	Solutions
• Valuation	• Wealth Management	Management	• Technology Consulting
• Internal Audit	• Life Insurance	Services	• Project Management
• Fraud Detection	• Human Capital		• Software Solutions
• Real Estate	Management		• Health Care Consulting
Advisory	• Payroll Services		• Mergers & Acquisitions
• Actuarial Services
• Recruiting
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
Segment information for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30, 2009
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$86,854	$41,385	$40,724	$10,060	$—	$179,023
Operating expenses	78,888	35,068	35,141	9,755	4,931	163,783

Gross margin	7,966	6,317	5,583	305	(4,931)	15,240
Corporate general & admin	—	—	—	—	8,491	8,491

Operating income (loss)	7,966	6,317	5,583	305	(13,422)	6,749
Other income (expense):
Interest expense	(7)	(6)	—	(1)	(3,167)	(3,181)
Gain on sale of operations, net	—	—	—	—	910	910
Other income	92	226	69	3	2,754	3,144

Total other income	85	220	69	2	497	873

Income (loss) from continuing operations before income tax expense	$8,051	$6,537	$5,652	$307	$(12,925)	$7,622

	Three Months Ended September 30, 2008
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$70,404	$44,513	$41,345	$11,897	$—	$168,159
Operating expenses	64,236	36,975	35,784	10,973	753	148,721

Gross margin	6,168	7,538	5,561	924	(753)	19,438
Corporate general & admin	—	—	—	—	7,270	7,270

Operating income (loss)	6,168	7,538	5,561	924	(8,023)	12,168
Other income (expense):
Interest expense	(2)	(5)	—	—	(2,695)	(2,702)
Gain on sale of operations, net	—	—	—	—	229	229
Other income (expense), net	48	271	85	2	(3,424)	(3,018)

Total other income (expense)	46	266	85	2	(5,890)	(5,491)

Income (loss) from continuing operations before income tax expense	$6,214	$7,804	$5,646	$926	$(13,913)	$6,677

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30, 2009
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$305,685	$129,363	$122,478	$30,746	$—	$588,272
Operating expenses	255,462	107,852	105,580	29,930	12,899	511,723

Gross margin	50,223	21,511	16,898	816	(12,899)	76,549
Corporate general & admin	—	—	—	—	23,887	23,887

Operating income (loss)	50,223	21,511	16,898	816	(36,786)	52,662
Other income (expense):
Interest expense	(21)	(20)	—	(16)	(10,164)	(10,221)
Gain on sale of operations, net	—	—	—	—	1,004	1,004
Other income	222	816	220	2	4,189	5,449

Total other income (expense)	201	796	220	(14)	(4,971)	(3,768)

Income (loss) from continuing operations before income tax expense	$50,424	$22,307	$17,118	$802	$(41,757)	$48,894

	Nine Months Ended September 30, 2008
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$244,552	$139,075	$124,010	$33,076	$—	$540,713
Operating expenses	201,856	114,722	108,298	31,244	5,282	461,402

Gross margin	42,696	24,353	15,712	1,832	(5,282)	79,311
Corporate general & admin	—	—	—	—	22,313	22,313

Operating income (loss)	42,696	24,353	15,712	1,832	(27,595)	56,998
Other income (expense):
Interest expense	(10)	(18)	—	—	(8,016)	(8,044)
Gain on sale of operations, net	—	—	—	—	470	470
Other income (expense), net	226	1,079	221	17	(5,573)	(4,030)

Total other income (expense)	216	1,061	221	17	(13,119)	(11,604)

Income (loss) from continuing operations before income tax expense	$42,912	$25,414	$15,933	$1,849	$(40,714)	$45,394

15. Subsequent Events
In accordance with GAAP, CBIZ has evaluated those events and transactions that occurred from October 1, 2009 through November 9, 2009, the date of issuance of these consolidated financial statements. No material events or transactions have occurred during this period which would render these financial statements to be misleading.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at September 30, 2009 and December 31, 2008, results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Uncertainty of Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2008.
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

Financial Services		Employee Services		MMP		National Practices
•	Accounting	•	Group Health	•	Coding and Billing	•	Managed Networking and
•	Tax	•	Property & Casualty	•	Accounts Receivable		Hardware Services
•	Financial	•	COBRA / Flex		Management	•	Technical Security
	Advisory	•	Retirement Planning	•	Full Practice		Solutions
•	Litigation Support	•	Wealth Management		Management Services	•	Technology Consulting
•	Valuation	•	Life Insurance			•	Project Management
•	Internal Audit	•	Human Capital			•	Software Solutions
•	Fraud Detection		Management			•	Health Care Consulting
•	Real Estate	•	Payroll Services			•	Mergers & Acquisitions
	Advisory	•	Actuarial Services
		•	Recruiting
See the Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of external relationships and regulatory factors that currently impact CBIZ’s operations.
Executive Summary
Revenue for the nine months ended September 30, 2009 grew by $47.6 million, or 8.8%, versus the comparable period in 2008. Revenue from newly acquired operations, net of divestitures, contributed $72.1 million, or 13.3% to the growth in revenue, while same-unit revenue declined by 4.6%, or $24.5 million. Earnings per share from continuing operations increased 6.7% to $0.48 per diluted share for the nine months ended September 30, 2009 from $0.45 per diluted share for the comparable period in 2008.
Pre-tax margin for the nine months ended September 30, 2009 was 8.3%, versus 8.4% for the comparable period in 2008. For the three months ending September 30, 2009 pre-tax margin was 4.3% versus 4.0% for the comparable period in 2008. The Company focuses on pre tax margins due to the accounting impact that investment gains or losses in the deferred compensation plan have on both gross margin and operating income margin. There is no impact on pre-tax margin, however, investment gains on the deferred compensation plan assets are recorded as other income and result in an increase to compensation expense in operating and G&A expense, while losses are recorded as other expense and result in a decrease to compensation expense included in operating expense and G&A expense.

For the three and nine months ended September 30, 2009, CBIZ acquired two businesses that are reported in the Employee Services practice group. EAO Consultants, LLC, a New Jersey based employee benefits firm, was acquired on July 1, 2009 and MeyersDining, LLC and MeyersDining Property and Casualty, LLC, a Boulder, Colorado insurance agency, was acquired on September 30, 2009. The acquisitions will provide a stronger presence and range of services in both the New York/New Jersey and Colorado markets.
CBIZ believes that repurchasing shares of its common stock under the Company’s stock purchase plan is a use of cash that provides value to its shareholders and, accordingly, CBIZ purchased approximately 1.7 million shares of its common stock under this plan at a total cost of $12.7 million during the nine months ended September 30, 2009.
Effective January 1, 2009, CBIZ adopted the provisions of FASB ASC 470-20, which impacted the accounting associated with CBIZ’s $100.0 million convertible senior subordinated notes (“Notes”). The 2008 results have been restated to reflect this change. The impact to CBIZ of adopting FASB ASC 470-20 is described in Notes 1 and 5 to the accompanying consolidated financial statements.
CBIZ acquired Mahoney Cohen & Company and Tofias PC on December 31, 2008. While these units have not been immune to the economic pressures facing all professional services firms, their performance is generally in line with management’s expectations.
The Company has instituted several programs to control and reduce expenses. These programs include appropriately matching staffing resources to expected changes in revenue. During the nine months ended September 30, 2009, the Company incurred $1.6 million of severance related costs as it has adjusted its workforce, which represents an increase of $1.4 million from the comparable period in 2008.
Results of Operations — Continuing Operations
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on September 1, 2008, revenue for the month of September would be included in same-unit revenue for both years; revenue for the period January 1, 2009 through August 31, 2009 would be reported as revenue from acquired businesses. Divested operations represents operations that were sold or closed and did not meet the criteria for treatment as discontinued operations.
Three Months Ended September 30, 2009 and 2008
Revenue — The following table summarizes total revenue for the three months ended September 30, 2009 and 2008 (in thousands, except percentages).

	Three Months Ended September 30,
		% of		% of	$	%
	2009	Total	2008	Total	Change	Change
Same-unit revenue
Financial Services	$64,582	36.1%	$70,404	41.9%	$(5,822)	(8.3)%
Employee Services	40,629	22.7%	44,180	26.3%	(3,551)	(8.0)%
MMP	40,724	22.7%	41,345	24.6%	(621)	(1.5)%
National Practices	10,060	5.6%	11,897	7.0%	(1,837)	(15.4)%

Total same-unit revenue	155,995	87.1%	167,826	99.8%	(11,831)	(7.0)%

Acquired businesses	23,028	12.9%	—	—	23,028
Divested operations	—	—	333	0.2%	(333)

Total revenue	$179,023	100.0%	$168,159	100.0%	$10,864	6.5%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — Operating expenses for the three months ended September 30, 2009 increased by $15.1 million versus the comparable period in 2008. As a result of the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC, CBIZ incurred additional operating expenses of $18.9 million. Additionally, gains on investments in the Company’s deferred compensation plan resulted in additional compensation expense of $4.1 million compared to the three months ended September 30, 2008.The primary components of operating expenses for the three months ended September 30, 2009 and 2008 are illustrated in the following table:

	2009		2008
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	74.2%	67.8%	72.2%	63.9%	3.9%
Occupancy costs	7.1%	6.5%	6.8%	6.0%	0.5%
Depreciation and amortization	3.0%	2.8%	2.4%	2.1%	0.7%
Other (1)	15.7%	14.4%	18.6%	16.4%	(2.0)%

Total operating expenses		91.5%		88.4%	3.1%

Gross margin		8.5%		11.6%	(3.1)%

(1)	Other operating expenses include office expenses, travel and related expenses, equipment costs, professional fees, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.
The increase in personnel costs as a percentage of revenue consisted of a 2.5% increase related to salaries and benefits, primarily due to the impact of the previously mentioned December 31, 2008 acquisitions and severance costs, and a 2.4% increase related to gains on assets held in CBIZ’s deferred compensation plan during the third quarter of 2009. These increases were offset by a reduction in same-store compensation as a result of reduced staffing levels at certain locations. The increase in occupancy costs and depreciation and amortization expense as a percentage of revenue was the result of the previously mentioned acquisitions. The decline in other operating expenses as a percentage of revenue for the three months ended September 30, 2009 versus the comparable period in 2008 occurred as a result of the Company’s cost-control efforts, and primarily related to declines in travel, marketing and recruiting fees. Gross margin for the three months ended September 30, 2009 and 2008 was 8.5% and 11.6%, respectively, which included $2.5 million of compensation expense related to gains in the deferred compensation plan for the three months ended September 30, 2009, and a $1.6 million reduction of compensation expense related to losses in the deferred compensation plan for the three months ended September 30, 2008. Eliminating the impact of the deferred compensation plan would have resulted in a gross margin of 9.9% and 10.6% for the three months ended September 30, 2009 and 2008, respectively. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.
Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses increased by $1.2 million to $8.5 million for the three months ended September 30, 2009, from $7.3 million for the comparable period of 2008, and increased as a percentage of revenue. G&A expenses as a percentage of revenue were 4.7% and 4.3% for the three months ended September 30, 2009 and 2008, respectively, which included $0.4 million of compensation expense from gains in the deferred compensation plan for the three months ended September 30, 2009, and a $0.3 million reduction in compensation expense related to losses in the deferred compensation plan for the three months ended September 30, 2008. Eliminating the impact of the deferred compensation plan, G&A expenses as a percentage of revenue would have been 4.5% for the three months ended September 30, 2009 and 2008. The primary components of G&A expenses for the three months ended September 30, 2009 and 2008 are illustrated in the following table:

	2009		2008
	% of		% of		Change in
	G&A		G&A		% of
	Expense	% of Revenue	Expense	% of Revenue	Revenue
Personnel costs	50.5%	2.4%	44.3%	1.9%	0.5%
Depreciation and amortization	1.9%	0.1%	2.9%	0.1%	—
Professional services	19.3%	0.9%	20.9%	0.9%	—
Other (1)	28.3%	1.3%	31.9%	1.4%	(0.1)%

Total G&A expenses		4.7%		4.3%	0.4%

(1)	Other G&A expenses include occupancy costs, office expenses, equipment and computer costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.
Interest expense — Interest expense increased by $0.5 million to $3.2 million for the three months ended September 30, 2009 from $2.7 million for the comparable period in 2008. The increase in interest expense relates to higher average debt outstanding under the credit facility for the three months ended September 30, 2009 versus the comparable period in 2008, partially offset by a decrease in average interest rates. Average debt outstanding under the facility was $116.9 million and $62.6 million and weighted average interest rates were 3.5% and 4.6% for the three months ended September 30, 2009 and 2008, respectively. The increase in average debt for the three months ended September 30, 2009 versus the comparable period in 2008 was largely attributable to the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC which were financed through CBIZ’s credit facility.
Although CBIZ’s $100 million Convertible Notes (“Notes”) carry a 3.125% coupon payment rate, interest expense for the three months ended September 30, 2009 increased by approximately $0.1 million versus the three months ended September 30, 2008. CBIZ accounts for the liability and equity components of the Notes in a manner that reflects the convertible debt borrowing rate, absent the conversion feature, when interest expense is recognized over subsequent periods. The effective interest rate on the Notes is 7.8%, and interest expense above the 3.125% coupon rate represents a non-cash charge. CBIZ’s Notes are further disclosed in Notes 1 and 5 of the accompanying consolidated financial statements.
Other income (expense), net — Other income (expense), net is primarily comprised of interest income and adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan. Adjustments to the fair value of investments related to the deferred compensation plan contributed $4.8 million to the increase in other income (expense), net for the three months ended September 30, 2009 versus the comparable period in 2008. These adjustments did not impact CBIZ’s net income as they were offset by the corresponding increase to compensation expense which was recorded as operating and G&A expenses in the consolidated statements of operations. The remaining increase in other income (expense), net primarily relates to impairment charges of $1.4 million which were recognized on the Company’ investment in ARS during the three months ended September 30, 2008. There were no impairment charges on the Company’s investment in ARS during the three months ended September 30, 2009.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $2.5 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively. The effective tax rate for the three months ended September 30, 2009 was 33.4%, compared to an effective tax rate of 35.2% for the comparable period in 2008. The decrease in the effective tax rate primarily relates to deductions for interest expense on a previously settled IRS audit, the reversal of certain estimated tax reserves, and state tax credits earned during the quarter.

Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”) and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	Three Months Ended September 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$64,582	$70,404	$(5,822)	(8.3)%
Acquired businesses	22,272	—	22,272

Total revenue	$86,854	$70,404	$16,450	23.4%

Operating expenses	78,888	64,236	14,652	22.8%

Gross margin	$7,966	$6,168	$1,798	29.2%

Gross margin percent	9.2%	8.8%

The increase in total revenue was primarily attributable to the acquisitions of Mahoney Cohen & Company and Tofias PC on December 31, 2008. These firms offer accounting, tax and financial advisory services to privately-held and public companies as well as high net worth individuals. Although the Financial Services group modestly increased the rates realized for services, same-unit revenue for the three months ended September 30, 2009 declined versus the comparable period in 2008 due to a reduction in client demand which resulted in a decrease in aggregate hours charged to clients.
CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”), including, but not limited to: leasing administrative and professional staff; administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $18.7 million and $18.8 million for the three months ended September 30, 2009, and 2008, respectively, a majority of which is related to services rendered to privately-held clients. Typically, in the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.
The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel related expenses which represented 88.0% and 89.0% of total operating expenses for the three months ended September 30, 2009 and 2008, respectively. Personnel costs declined as a percentage of revenue to 70.8% from 71.9%, but increased $10.8 million for the three months ended September 30, 2009 compared to the same period in the prior year. The overall increase was driven by a $13.6 million increase in costs associated with the December 31, 2008 acquisitions, and was partially offset by same-unit personnel costs which declined $2.8 million. This decline was due to personnel cost reduction initiatives which included reductions in both staffing levels and temporary furlough programs in some locations that experienced reduced client demands. Occupancy costs increased by $1.7 million to 7.0% of revenue for the three months ended September 30, 2009 versus 6.2% of revenue for the comparable period in 2008. The increase in occupancy costs related to the acquired businesses and several office relocations which were completed subsequent to the third quarter of 2008. Travel related expenses decreased to 2.1% of revenue for the three months ended September 30, 2009 from 3.1% of revenue for the comparable period of 2008, primarily as a result of CBIZ’s initiatives to control costs.
The increase in gross margin percentage was primarily attributable to personnel cost reduction initiatives that occurred in the second and third quarter of 2009 and cost containment measures, partially offset by an increase in amortization expense related to intangible assets associated with the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC.
Employee Services

	Three Months Ended September 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$40,629	$44,180	$(3,551)	(8.0)%
Acquired businesses	756	—	756
Divested operations	—	333	(333)

Total revenue	$41,385	$44,513	$(3,128)	(7.0)%

Operating expenses	35,068	36,975	(1,907)	(5.2)%

Gross margin	$6,317	$7,538	$(1,221)	(16.2)%

Gross margin percent	15.3%	16.9%

The decrease in same-unit revenue was primarily caused by three factors: (1) reductions in revenue of approximately $0.9 million in the retirement and advisory businesses whose revenues are aligned with the underlying asset valuations; (2) a decrease of approximately $0.3 million in same-unit payroll revenue primarily as a result of the decline in interest rates which negatively affected the investment income earned on payroll funds held on behalf of clients; and (3) a decrease of approximately $0.8 million in same-unit human resources revenue due to lower client demand for recruiting and other consulting services. In addition, group health and property and casualty same-unit revenues declined for the three months ended September 30, 2009. Group health revenue for the three months ended September 30, 2009 declined approximately 4.6% versus the comparable period in 2008. Property and casualty revenue decreased 4.8% for the three months ended September 30, 2009 versus the comparable period in 2008 due to soft market conditions in pricing. The increase in revenue from acquired businesses relates to the purchase of a New Jersey based employee benefits operation, which occurred in the third quarter of 2009. The decline in revenue from divested businesses relates to the sale of a specialty retirement investment advisory operation in Atlanta, Georgia which occurred in the third quarter of 2008.
The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.9% and 82.2% of total operating expenses for the third quarter of 2009 and 2008, respectively. Personnel costs decreased $0.9 million, but increased as a percentage of revenue to 65.3% for the third quarter of 2009 from 62.8% for the comparable period in 2008. The increase in personnel costs as a percentage of revenue was primarily attributable to annual merit increases coupled with a decline in revenues at the aforementioned businesses which have a predominantly fixed compensation structure.
The decline in gross margin was primarily attributable to lower asset values and interest rates which resulted in the previously mentioned revenue decline. Asset-based and investment revenues do not have related direct costs, thus changes in those revenue sources can have a significant impact on gross margin.

Medical Management Professionals

	Three Months Ended September 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$40,724	$41,345	$(621)	(1.5)%

Operating expenses	35,141	35,784	(643)	(1.8)%

Gross margin	$5,583	$5,561	$22	0.4%

Gross margin percent	13.7%	13.5%

Same-unit revenue decreased 1.5% for the third quarter of 2009 versus the comparable period in 2008 due to an approximate 3.0% decline attributable to client terminations, net of new business sold, offset by a 1.5% increase from existing clients. Revenue from existing clients grew by approximately 5.1% as a result of an increase in volume, mix of medical specialties and reimbursement rates. The growth was offset by a decline in pricing on existing clients of approximately 3.0% resulting in a net increase in existing client revenue of approximately 2.1%. The decline in revenue from new business sold, net of client terminations, relates to an increase in lost business attributable to various reasons, including physician groups losing their hospital contracts and hospital consolidations.
The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily fees related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage related to our statement mailing services), representing 87.5% and 86.8% of total operating expenses for the third quarters of 2009 and 2008, respectively. Personnel costs decreased $0.4 million for the third quarter of 2009 and remained the same 56.4% of revenue for the comparable period in 2008, but were partially offset by an increase in professional service fees of $0.3 million. MMP has reduced headcount and related personnel costs with their expanded utilization of off-shore processing. The reductions in headcount and personnel costs in billing operations were partially offset by annual merit increases and some increases in internal support personnel necessary to manage process improvements and centralization efforts. Office expenses decreased to 7.9% of revenue for the third quarter of 2009 versus 8.2% for the comparable period of 2008, primarily as the result of a change in the frequency of statement mailing.
MMP has taken various actions to maintain gross margin, including the utilization of off-shore processing and other cost control measures. These cost control measures have resulted in declines in various expenses for the third quarter of 2009 versus the comparable period in 2008, including postage and travel.
National Practices

	Three Months Ended September 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$10,060	$11,897	$(1,837)	(15.4)%

Operating expenses	9,755	10,973	(1,218)	(11.1)%

Gross margin	$305	$924	$(619)	(67.0)%

Gross margin percent	3.0%	7.8%

The decrease in revenue was primarily due to lower service and service agreement fees of approximately $1.0 million and a decrease in product revenues of approximately $0.8 million. The decrease in service related revenue is due to the continued negative impact of the economy causing CBIZ’s technology clients to defer their capital investments in systems projects, coupled with the mergers and acquisitions business earning a success fee in the third quarter of 2008 and earning no success fees in the third quarter of 2009.

These decreases were partially offset by an increase in the healthcare consulting business. The decrease in product revenues is a result of large hardware sales being closed in the third quarter of 2008 that did not occur in the third quarter of 2009.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, which collectively represented 92.9% and 93.0% of total operating expenses for the three months ended September 30, 2009 and 2008, respectively. Personnel costs decreased $0.3 million in 2009 versus 2008, but increased as a percentage of revenue to 75.1% for the three months ended September 30, 2009 compared to 66.3% for the comparable period in 2008. The decrease of $0.3 million primarily relates to staffing reductions in the technology businesses. The increase as a percentage of revenue is due to the decrease in revenues in 2009 compared to 2008. Direct costs relating to the technology businesses consist of product costs, sales commissions and third party labor. Direct costs as a percentage of revenue decreased to 12.1% for the three months ended September 2009 compared to 16.9% for the comparable period in 2008, reflecting a decrease of $0.8 million. The decrease is primarily due to a change in the sales mix towards service revenue for the three months ended September 30, 2009 compared to the same period in 2008, which resulted in a decrease in product costs. Occupancy costs are relatively fixed in nature and were $0.3 million for the three months ended September 30, 2009 and 2008.
The decline in gross margin primarily relates to the decision to maintain a stable workforce which will enable the Company to react quickly to the needs of its clients and properly service the potential technology projects that are expected to be realized once the general economic conditions improve.

Nine Months Ended September 30, 2009 and 2008
Revenue — The following table summarizes total revenue for the nine months ended September 30, 2009 and 2008 (in thousands, except percentages).

	Nine Months Ended September 30,
		% of		% of	$	%
	2009	Total	2008	Total	Change	Change
Same-unit revenue
Financial Services	$232,343	39.5%	$244,552	45.2%	$(12,209)	(5.0)%
Employee Services	127,921	21.8%	136,420	25.2%	(8,499)	(6.2)%
MMP	122,478	20.8%	124,010	23.0%	(1,532)	(1.2)%
National Practices	30,746	5.2%	33,076	6.1%	(2,330)	(7.0)%

Total same-unit revenue	513,488	87.3%	538,058	99.5%	(24,570)	(4.6)%

Acquired businesses	74,779	12.7%	—	—	74,779
Divested operations	5	—	2,655	0.5%	(2,650)

Total revenue	$588,272	100.0%	$540,713	100.0%	$47,559	8.8%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.
Gross margin and operating expenses — Operating expenses for the nine months ended September 30, 2009 increased by $50.3 million versus the comparable period in 2008. As a result of the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC, CBIZ incurred additional operating expenses of $59.8 million. The primary components of operating expenses for the nine months ended September 30, 2009 and 2008 are illustrated in the following table:

	2009		2008
	% of Operating		% of		Change in
	Expense	% of Revenue	Operating Expense	% of Revenue	% of Revenue
Personnel costs	74.0%	64.4%	72.9%	62.2%	2.2%
Occupancy costs	6.9%	6.0%	6.5%	5.6%	0.4%
Depreciation and amortization	2.9%	2.5%	2.3%	1.9%	0.6%
Other (1)	16.2%	14.1%	18.3%	15.6%	(1.5)%

Total operating expenses		87.0%		85.3%	1.7%

Gross margin		13.0%		14.7%	(1.7)%

(1)	Other operating expenses include office expenses, travel and related expenses, equipment costs, professional fees, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.
The increase in personnel costs as a percentage of revenue consisted of a 1.8% increase related to salaries and benefits, including the impact of the previously mentioned December 31, 2008 acquisitions and severance costs, and a 1.3% increase related to gains on assets held in CBIZ’s deferred compensation plan for the nine months ended September 30, 2009 compared to a loss on assets for the comparable period in 2008. These increases were offset by a reduction in same-store compensation as a result of reduced staffing levels at certain locations. The increase in occupancy costs and depreciation and amortization expense as a percentage of revenue was the result of the previously mentioned acquisitions. The decline in other operating expenses as a percentage of revenue for the nine months ended September 30, 2009 versus the comparable period in 2008 occurred as a result of the Company’s cost-control efforts, and primarily related to declines in travel, marketing and recruiting fees, partially offset by an increase in bad debt expense. Gross margin for the nine months ended September 30, 2009 and 2008 was 13.0% and 14.7%, respectively, which included $3.9 million of compensation expense from gains in the deferred compensation plan for the nine months ended September 30, 2009, and a $3.2 million reduction of compensation expense related to losses in the deferred compensation plan for the nine months ended September 30, 2008. Eliminating the impact of the deferred compensation plan would have resulted in a gross margin of 13.7% and 14.1% for the nine months ended September 30, 2009 and 2008, respectively. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.
Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses increased by $1.6 million to $23.9 million for the nine months ended September 30, 2009, from $22.3 million for the comparable period of 2008, but did not change as a percentage of revenue. G&A expenses as a percentage of revenue were 4.1% for the nine months ended September 30, 2009 and 2008, which included $0.6 million of compensation expense from gains in the deferred compensation plan for the nine months ended September 30, 2009, and a $0.6 million reduction in compensation expense related to losses in the deferred compensation plan for the nine months ended September 30, 2008. Eliminating the impact of the deferred compensation plan, G&A expenses as a percentage of revenue would have been 4.0% and 4.2% for the nine months ended September 30, 2009 and 2008, respectively. The primary components of G&A expenses for the nine months ended September 30, 2009 and 2008 are illustrated in the following table:

	2009		2008
	% of		% of
	G&A		G&A		Change in
	Expense	% of Revenue	Expense	% of Revenue	% of Revenue
Personnel costs	55.6%	2.3%	52.9%	2.2%	0.1%
Depreciation and amortization	2.2%	0.1%	4.0%	0.2%	(0.1)%
Professional services	14.6%	0.6%	17.8%	0.7%	(0.1)%
Other (1)	27.6%	1.1%	25.3%	1.0%	0.1%

Total G&A expenses		4.1%		4.1%	—

(1)	Other G&A expenses include occupancy costs, office expenses, equipment and computer costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.
Interest expense — Interest expense increased by $2.2 million to $10.2 million for the nine months ended September 30, 2009 from $8.0 million for the comparable period in 2008. The increase in interest expense relates to higher average debt outstanding under the credit facility during the nine months ended September 30, 2009 versus the comparable period in 2008, partially offset by a decrease in average interest rates. Average debt outstanding under the facility was $131.5 million and $61.7 million and weighted average interest rates were 3.9% and 4.8% for the nine months ended September 30, 2009 and 2008, respectively. The increase in average debt for the nine months ended September 30, 2009 versus the comparable period in 2008 was largely attributable to the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC which were financed through CBIZ’s credit facility.
Although CBIZ’s $100 million Convertible Notes (“Notes”) carry a 3.125% coupon payment rate, interest expense for the nine months ended September 30, 2009 increased by approximately $0.2 million versus the comparable period of 2008. CBIZ accounts for the liability and equity components of the Notes in a manner that reflects the convertible debt borrowing rate, absent the conversion feature, when interest expense is recognized over subsequent periods. The effective interest rate on the Notes is 7.8%, and interest expense above the 3.125% coupon rate represents a non-cash charge. CBIZ’s Notes are further disclosed in Notes 1 and 5 of the accompanying consolidated financial statements.
Other income (expense), net — Other income (expense), net is primarily comprised of interest income and adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan. Adjustments to the fair value of investments related to the deferred compensation plan contributed $8.4 million to the increase in other income (expense), net for the nine months ended September 30, 2009 versus the comparable period in 2008. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increase to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of operations. The remaining increase in other income (expense), net primarily relates to impairment charges totaling $1.4 million which were recognized during the nine months ended September 30, 2008. There were no impairment charges on the Company’s investment in ARS during the nine months ended September 30, 2009.

Income tax expense — CBIZ recorded income tax expense from continuing operations of $19.1 million and $17.4 million for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate for the nine months ended September 30, 2009 was 39.1%, compared to an effective tax rate of 38.4% for the comparable period in 2008. The increase in the effective tax rate primarily relates to the reversal of certain tax reserves in connection with an IRS audit that was settled during the third quarter of 2008.
Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management Professionals and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	Nine Months Ended September 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$232,343	$244,552	$(12,209)	(5.0)%
Acquired businesses	73,342	—	73,342

Total revenue	$305,685	$244,552	$61,133	25.0%

Operating expenses	255,462	201,856	53,606	26.6%

Gross margin	$50,223	$42,696	$7,527	17.6%

Gross margin percent	16.4%	17.5%

The increase in total revenue was primarily attributable to the acquisitions of Mahoney Cohen & Company and Tofias PC on December 31, 2008. Although the Financial Services group modestly increased the rates realized for services, same-unit revenue for the nine months ended September 30, 2009 declined versus the comparable period in 2008 due to a reduction in client demand which resulted in a decrease in aggregate hours charged to clients. Fees earned by CBIZ under its ASAs, as previously described, are recorded as revenue in the accompanying consolidated statements of operations and were approximately $74.0 million and $68.4 million for the nine months ended September 30, 2009 and 2008, respectively, a majority of which is related to services rendered to privately-held clients.
The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel related expenses which represented 88.0% and 89.0% of total operating expenses for the nine months ended September 30, 2009 and 2008, respectively. Personnel costs increased $40.5 million for the nine months ended September 30, 2009 compared to the same period in the prior year. The overall increase was driven by a $44.9 million increase in costs associated with the December 31, 2008 acquisitions, and was partially offset by same-unit reductions in personnel cost of $4.5 million. Those reductions were primarily attributable to reduced staffing levels in some locations that experienced reduced client demands, partially offset by severance costs of $1.0 million. Occupancy costs increased by $5.3 million to 5.9% of revenue for the nine months ended September 30, 2009 versus 5.2% of revenue for the comparable period in 2008. The increase in occupancy costs relates to the acquired businesses and several office relocations which were completed subsequent to the third quarter of 2008. Travel related expenses decreased to 2.1% of revenue for the nine months ended September 30, 2009 from 2.8% of revenue for the comparable period of 2008, primarily as a result of CBIZ’s initiatives to control costs.
The decline in gross margin percentage was primarily attributable to an increase in amortization expense related to intangible assets associated with the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC. In addition, bad debt expense increased to 1.8% of revenue for the nine months ended September 30, 2009 from 1.4% of revenue for the comparable period of 2008. The increase in bad debt expense was not related to an overall deterioration in the collectability of accounts receivable, but related to specific client receivables.

Employee Services

	Nine Months Ended September 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$127,921	$136,420	$(8,499)	(6.2)%
Acquired businesses	1,437	—	1,437
Divested operations	5	2,655	(2,650)

Total revenue	$129,363	$139,075	$(9,712)	(7.0)%

Operating expenses	107,852	114,722	(6,870)	(6.0)%

Gross margin	$21,511	$24,353	$(2,842)	(11.7)%

Gross margin percent	16.6%	17.5%

The decrease in same-unit revenue was primarily caused by three factors: (1) reductions in revenue of approximately $3.0 million in the retirement and advisory businesses whose revenues are aligned with the underlying asset valuations; (2) a decrease of approximately $1.7 million in same-unit payroll revenue primarily as a result of the decline in interest rates which negatively affected the investment income earned on payroll funds held on behalf of clients; and (3) a decrease of approximately $1.7 million in same-unit human resources revenue due to lower client demand for recruiting and other consulting services. In addition, group health and property and casualty same-unit revenues declined for the nine months ended September 30, 2009. Group health revenue for the nine months ended September 30, 2009 declined approximately 2.5% versus the comparable period in 2008. Property and casualty revenue decreased 3.0% for the nine months ended September 30, 2009 versus the comparable period in 2008 due to soft market conditions in pricing. The growth in revenue from acquired businesses was provided by a property and casualty business in Frederick, Maryland, and a specialty recruiting business headquartered in Overland Park, Kansas, both of which were acquired during 2008, as well as an employee benefits operation based in New Jersey, which was acquired in the third quarter of 2009. The decline in revenue from divested businesses relates to the sale of a specialty retirement investment advisory operation in Atlanta, Georgia which occurred in the third quarter of 2008.
The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.8% and 82.9% of total operating expenses for the nine months ended September 30, 2009 and 2008, respectively. Personnel costs decreased $4.5 million, but increased as a percentage of revenue to 64.3% for the nine months ended September 30, 2009 from 63.0% for the comparable period in 2008. Approximately $1.1 million of the decline related to the divestiture of the aforementioned business. The increase in personnel costs as a percentage of revenue was primarily attributable to annual merit increases and a decline in revenues at the aforementioned businesses which have a predominantly fixed compensation structure. Occupancy costs are relatively fixed in nature and decreased $0.2 million for the nine months ended September 30, 2009 versus the same period in 2008.
The decline in gross margin was primarily attributable to lower asset values and interest rates which resulted in the previously mentioned revenue declines. Investment revenue does not have related direct costs, thus changes in investment revenues have a significant impact on gross margin.

Medical Management Professionals

	Nine Months Ended September 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$122,478	$124,010	$(1,532)	(1.2)%

Operating expenses	105,580	108,298	(2,718)	(2.5)%

Gross margin	$16,898	$15,712	$1,186	7.5%

Gross margin percent	13.8%	12.7%

Same-unit revenue decreased 1.2% for the nine months ended September 30, 2009 versus the comparable period in 2008 due to an approximate 2.6% decline attributable to client terminations, net of new business sold, offset by a 1.4% increase attributable to existing clients. Revenue from existing clients grew by approximately 5.1% as a result of an increase in volume, mix of medical specialties and reimbursement rates. The growth was offset by a decline in pricing on existing clients of approximately 3.2% resulting in a net increase in existing client revenue of approximately 1.9%. The decline in revenue from new business sold, net of client terminations, relates to an increase in lost business attributable to various reasons, including physician groups losing their hospital contracts and hospital consolidations.
The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily fees related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage related to our statement mailing services), representing 87.3% and 86.4% of total operating expenses for the nine months ended September 30, 2009 and September 30, 2008, respectively. Personnel costs decreased $1.6 million to 56.3% of revenue year to date through September 30, 2009 from 56.9% of revenue for the comparable period in 2008, but was partially offset by an increase in professional service fees of $0.9 million. MMP has reduced headcount and related personnel costs with their expanded utilization of off-shore processing. The reductions in headcount and personnel costs in billing operations were partially offset by annual merit increases and some increases in internal support personnel necessary to manage process improvements and centralization efforts. Office expenses decreased to 7.8% of revenue for the first nine months of 2009 versus 8.2% for the comparable period of 2008, primarily as the result of a change in the frequency of statement mailing. Occupancy costs decreased $0.1 million in the first nine months of 2009 compared to the first nine months of 2008 primarily due to lower office rent costs due to office consolidations. Occupancy costs were 6.5% of revenue in both periods.
MMP has taken various actions to maintain gross margin, including the utilization of off-shore processing and other cost control measures. These cost control measures have resulted in declines in various expenses for the first nine months of 2009 versus the comparable period in 2008, including postage and travel.
National Practices

	Nine Months Ended September 30,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$30,746	$33,076	$(2,330)	(7.0)%

Operating expenses	29,930	31,244	(1,314)	(4.2)%

Gross margin	$816	$1,832	$(1,016)	(55.5)%

Gross margin percent	2.7%	5.5%

During 2008 and 2009, the project-based revenue of the National Practice group has been negatively impacted due to clients deferring investment decisions in response to the suppressed economic environment. For the nine months ended September 30, 2009 versus the comparable period in 2008, the decrease in revenue was primarily due to lower service revenues of approximately $1.7 million and lower product revenues of $0.5 million.
The largest components of operating expenses for the National Practices group are personnel costs, direct costs and occupancy costs, which represent 93.4% and 92.7% of total operating expenses for the nine months ended September 30, 2009 and 2008, respectively. Personnel costs decreased $0.5 million but increased as a percentage of revenue to 74.5% for the nine months ended September 30, 2009 from 70.8% versus the comparable period in 2008. The decrease relates to a reduction in staffing during the nine months ended September 30, 2009 compared to the same period in 2008. As a percentage of revenue, personnel costs increased as a result of the Company’s decision to maintain a stable technology workforce infrastructure. Direct costs relating to the technology businesses consist of product costs, sales commissions and third party labor. Direct costs decreased as a percentage of revenue by 0.4%, primarily due to the decline in product revenues during the nine months ended September 30, 2009 versus the comparable period in 2008. Occupancy costs are relatively fixed in nature and were $0.9 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively.
The decline in gross margin primarily relates to the decision to maintain a stable workforce which will enable the Company to react quickly to the needs of its clients and properly service the potential technology projects that are expected to be realized once the general economic conditions improve. To mitigate the impact of maintaining its workforce, the National Practices group has continued its cost-control efforts and reduced its travel and other operating expenses.
Financial Condition
Cash and cash equivalents decreased by $6.1 million to $3.6 million at September 30, 2009 from December 31, 2008. Restricted cash was $14.0 million at September 30, 2009, a decrease of $1.8 million from December 31, 2008. Restricted cash represents those funds held in connection with CBIZ’s FINRA regulated operations and funds held in connection with the pass-through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net were $148.9 million at September 30, 2009, an increase of $19.8 million from December 31, 2008, and days sales outstanding (“DSO”) from continuing operations was 70 days, 67 days and 71 days at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. The calculations of DSO at September 30, 2009 and December 31, 2008 exclude accounts receivable, unbilled revenue and daily revenue for the two businesses that were acquired on December 31, 2008.
Other current assets were $10.8 million and $11.5 million at September 30, 2009 and December 31, 2008, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients (current and non-current) and client fund obligations relate to CBIZ’s payroll services business. The balance in these accounts fluctuates with the timing of cash receipts and the related cash payments. Client funds obligations differ from funds held for clients due to changes in the market value of the underlying investments.
Notes receivable, net (current and non-current) decreased by $0.5 million at September 30, 2009 from December 31, 2008. The decrease in notes receivable consisted of total payments of $1.2 million, offset by an addition of $0.7 million related to the sale of a client list in third quarter 2009.

Goodwill and other intangible assets, net, increased by $15.4 million at September 30, 2009 from December 31, 2008, which is comprised of $17.1 and $7.6 million of net additions to goodwill and intangible assets, respectively, offset by $9.3 million of amortization expense for the nine months ended September 30, 2009. The increase in goodwill consisted of $9.5 million due to third quarter 2009 acquisitions and $11.6 million of additional purchase price earned by previous acquisitions, partially offset by a decrease of $4.0 million attributable to purchase price allocations. The decrease in goodwill attributable to purchase price allocations occurred as additional information became available related to the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC, and was offset by a $2.5 million increase in other intangible assets and $1.5 million reduction in other liabilities. In addition, intangible assets increased $4.8 million due to third quarter 2009 acquisitions and $0.3 million due to the acquisitions of two additional client lists during 2009.
Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $25.9 million and $19.7 million at September 30, 2009 and December 31, 2008, respectively. The increase in assets of the deferred compensation plan of $6.2 million consisted of net participant contributions of $1.6 million and an increase in the fair value of the investments of $4.6 million for the nine months ended September 30, 2009. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The accounts payable balance of $27.0 million at September 30, 2009 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $36.8 million at September 30, 2009 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.
Notes payable — current increased by $3.0 million to $4.1 million at September 30, 2009 from $1.1 million at December 31, 2008 due to notes related to the third quarter acquisitions and increases in contingent proceeds earned by acquired businesses of approximately $9.6 million, offset by payments of contingent proceeds related to acquired businesses of approximately $6.6 million.
Other liabilities (current and non-current) increased by $2.9 million at September 30, 2009 from December 31, 2008. The increase is primarily attributable to approximately $5.6 million of estimated contingent proceeds on the third quarter 2009 acquisitions of EAO and MeyersDining, offset by $1.4 million of contingent proceeds earned by previously acquired businesses and $1.5 million due to the change in purchase price allocation related to the December 31, 2008 acquisition of Mahoney Cohen & Company.
Income taxes payable — current was $3.1 million at September 30, 2009 versus income taxes refundable of $3.3 million at December 31, 2008. The income taxes refundable balance at December 31, 2008 occurred as CBIZ made estimated tax payments that exceeded the tax liabilities CBIZ expected to incur with its 2008 income tax filings. Income taxes payable at September 30, 2009 primarily represents the provision for current income taxes less estimated tax payments and tax benefits related to the exercise of stock options. Income taxes payable — non-current at September 30, 2009 and December 31, 2008 was $6.5 million and $6.8 million, respectively, and represents the accrual for uncertain tax positions.
CBIZ’s $100.0 million Notes are carried at face value less any unamortized discount. The $2.9 million increase in the carrying value of the Notes at September 30, 2009 versus December 31, 2008 represents amortization of the discount which is recognized as interest expense in the consolidated statements of operations. The Notes are further disclosed in Notes 1 and 5 of the accompanying consolidated financial statements.
Bank debt for amounts due on CBIZ’s credit facility decreased by $9.3 million at September 30, 2009 from December 31, 2008. Payments on the credit facility were made using the excess cash from operating activities offset by approximately $29.8 million used to fund strategic initiatives, including payments for acquisitions and share repurchases (as described under “Sources and Uses of Cash” below).
Stockholders’ equity increased by $24.1 million to $265.7 million at September 30, 2009 from $241.6 million at December 31, 2008. The increase in stockholders’ equity was primarily attributable to net income of $30.1 million, $5.0 million related to CBIZ’s stock award programs and the issuance of $1.9 million in common shares related to business acquisitions. These increases were partially offset by share repurchase activity of approximately 1.7 million shares at a cost of $12.7 million under the Company’s Share Repurchase Plan, and an additional repurchase of shares at a cost of $0.4 million related to tax witholding on vested restricted stock awards.
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
CBIZ maintains a $214.0 million unsecured credit facility with Bank of America as agent bank for a group of six participating banks. The credit facility has a letter of credit sub-facility and matures in November 2012. The credit facility includes an accordion feature that under certain conditions allows CBIZ to expand its borrowing capacity to $250 million. At September 30, 2009, CBIZ had $115.7 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $4.7 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $59.7 million at September 30, 2009. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic acquisitions.
The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of September 30, 2009.
CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a shelf registration under which it can offer such securities. See CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008 for a description of the shelf registration statement.
Sources and Uses of Cash
The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2009 and 2008 (in thousands):

Total cash provided by (used in):	2009	2008
Operating activities	$34,102	$23,774
Investing activities	(19,052)	(25,789)
Financing activities	(21,133)	(2,628)

Increase (decrease) in cash and cash equivalents	$(6,083)	$(4,643)

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

During the nine months ended September 30, 2009, net cash provided by operating activities was $34.1 million compared to $23.8 million for the comparable period in 2008. The primary sources of cash for the nine months ended September 30, 2009 were profitable business operations and an increase in income taxes payable due to the timing of tax payments. Primary uses of cash consisted of an increase in accounts receivable resulting from increased revenues related in part to the December 2008 acquisitions, and a decrease in accrued personnel costs and accounts payable. For the nine months ended September 30, 2008, CBIZ experienced an increase of cash attributable to profitable business operations and an increase in other liabilities during the nine months ended September 30, 2008 due to a change in the timing of disbursements related to the conversion from a fully-insured health care plan to a self-funded program effective January 1, 2008. These sources are partially offset by an increase in accounts receivable and a decrease in accrued personnel costs.
CBIZ’s investing activities typically result in a net use of cash, and generally consist of: payments towards business acquisitions, purchase of intangible assets and capital items, proceeds received from sales of divestitures and discontinued operations, and activity related to notes receivable. CBIZ used $19.1 million in net cash for investing activities during the nine months ended September 30, 2009 compared to $25.8 million during the comparable period in 2008. Investing uses of cash during the nine months ended September 30, 2009 primarily consisted of $17.1 million of net cash used towards business acquisitions and $3.4 million for capital assets (net of disposals), offset by $0.8 million in proceeds received from the sale of various operations and $0.7 million in payments received on notes receivable. Investing uses of cash during the nine months ended September 30, 2008 primarily consisted of $25.8 million of net cash used towards business acquisitions and other intangible assets, and $5.1 million for capital expenditures (net of disposals), offset by $4.9 million in proceeds received from the sale of various operations. Capital expenditures for both years primarily consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.
CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, and proceeds from the exercise of stock options. Net cash used in financing activities during the nine months ended September 30, 2009 was $21.1 million compared to $2.6 million for the comparable period in 2008. Financing uses of cash during the nine months ended September 30, 2009 included $13.1 million in cash used to repurchase shares of CBIZ common stock and $9.3 million in net payments on the credit facility offset by $1.5 million in proceeds from the exercise of stock options (including tax benefits). Financing uses of cash during the nine months ended September 30, 2008 included $37.8 million in cash used to repurchase shares of CBIZ common stock offset by $30.0 million in net proceeds from the credit facility and $5.7 million in proceeds from the exercise of stock options (including tax benefits).

Obligations and Commitments
CBIZ’s aggregate amount of future obligations at September 30, 2009 for the next five years and thereafter is set forth below (in thousands):

	Total	2009(1)	2010	2011	2012	2013	Thereafter
Convertible notes (2)	$100,000	$—	$—	$—	$—	$—	$100,000
Interest on convertible notes	53,126	1,563	3,125	3,125	3,125	3,125	39,063
Credit facility (3)	115,700	—	—	—	115,700	—	—
Income taxes payable (4)	3,051	3,051	—	—	—	—	—
Notes payable	4,121	3,568	553	—	—	—	—
Contingent purchase price payable	5,554	—	—	—	5,554	—	—
Capitalized leases	208	54	154	—	—	—	—
Restructuring lease obligations (5)	9,732	531	1,969	1,921	1,801	1,199	2,311
Non-cancelable operating lease obligations (5)	177,828	9,052	33,508	28,928	24,945	20,055	61,340
Letters of credit in lieu of cash security deposits	3,551	—	1,921	200	—	45	1,385
Performance guarantees for non-consolidated affiliates	1,160	—	1,160	—	—	—	—
License bonds and other letters of credit	1,479	381	1,044	54	—	—	—

Total	$475,510	$18,200	$43,434	$34,228	$151,125	$24,424	$204,099

(1)	Represents contractual obligations from October 1, 2009 to December 31, 2009.

(2)	Convertible notes mature on June 1, 2026, but may be redeemed anytime after June 6, 2011.

(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(4)	Does not reflect $5.9 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.

(5)	Excludes cash expected to be received under subleases.
Off-Balance Sheet Arrangements
CBIZ maintains administrative service agreements with independent CPA firms (as described more fully in the Annual Report on Form 10-K for the year ended December 31, 2008), which qualify as variable interest entities. The accompanying consolidated financial statements do no reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.2 million at September 30, 2009 and December 31, 2008. In accordance with GAAP, CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $3.6 million and $4.6 million at September 30, 2009 and December 31, 2008, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2009 and December 31, 2008 totaled $1.5 million and $1.7 million, respectively.
CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2009, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Interest Rate Risk Management

CBIZ uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At September 30, 2009, CBIZ had a total of $30.0 million notional amount of interest rate swaps outstanding, of which $10.0 million expire in January 2010 and $20.0 million expire in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

CBIZ carries $100.0 million in Notes bearing a fixed cash interest rate of 3.125%. The Notes mature on June 1, 2026 and have call protection such that they may not be redeemed until June 6, 2011 at the Company’s option. CBIZ believes the fixed nature of this borrowing mitigates its long-term interest rate risk.

In connection with payroll services provided to clients, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in short-term investments. In accordance with the Company’s investment policy, all investments carry an investment grade rating at the time of initial investment. The interest income on these short-term investments mitigates the interest rate risk for the borrowing costs of CBIZ’s credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility are based on market conditions.

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

Valuation of Goodwill

In accordance with GAAP, goodwill is not amortized, but rather tested for impairment annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2008. There was no goodwill impairment during the year ended December 31, 2008 or during the nine months ended September 30, 2009.

Because of the continued uncertainty in the financial markets and overall economic conditions during the nine months ended September 30, 2009, CBIZ reviewed the significant assumptions included in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing fair value. Based on these analyses, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the nine months ended September 30, 2009.

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

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which eliminates exceptions to consolidating qualifying special-purpose entities, changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new guidance is effective for annual periods beginning after November 15, 2009. Adoption of this new guidance is not expected to have a material impact on CBIZ’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance entitled “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, (“Codification”). This new guidance identifies the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification became non-authoritative. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The impact of adopting the Codification caused a change in references to authoritative GAAP in CBIZ’s consolidated financial statements, but did not have an impact on CBIZ’s consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows. References to GAAP will now be “FASB ASC xxx (topic number) xx (sub topic)”.

In May 2008, the FASB issued FASB ASC 470-20 “Debt with Conversion and Other Options,” which requires issuers of convertible debt instruments that may be settled wholly or partially with cash, to separately account for the liability and equity components of the instruments in a manner that reflects the convertible debt borrowing rate, absent the conversion feature, when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional interest expense. This new guidance became effective for CBIZ on January 1, 2009 and impacts the accounting associated with CBIZ’s $100.0 million convertible senior subordinated notes (“Notes”) which were issued in May 2006. The provisions of the new guidance were applied retrospectively and resulted in a reduction in the carrying value of the Notes, and increases to stockholders’ equity and interest expense from what was reported in historical financial statements. The additional interest expense is a non-cash expense and thus did not impact total operating, investing or financing cash flows. See Notes 1 and 5 of the accompanying consolidated financial statements for further discussion of this new guidance.

In December 2007, the FASB issued new guidance on business combinations which establishes principles and requirements for how a reporting entity recognizes and measures the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, as well as determines what information to disclose. The new guidance also requires acquisition costs that were previously capitalized be expensed as incurred. CBIZ adopted the provisions of this accounting guidance on January 1, 2009. See Note 12 of the accompanying consolidated financial statements for further discussion of acquisitions and the impact of this guidance.
In March 2008, the FASB issued new accounting guidance on derivative instruments and hedging activities which requires additional disclosures about how and why a company uses derivative instruments, how derivative instruments are accounted for and how derivative instruments affect a company’s financial statements. CBIZ adopted the provisions of this accounting guidance on January 1, 2009. See Note 7 of the accompanying consolidated financial statements for further discussion.

In April 2008, the FASB issued new accounting guidance on the determination of the useful life of intangible assets which amends the factors that should be considered in the determination of the useful life of a recognized intangible asset, and is intended to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. CBIZ adopted the provisions of this accounting guidance on January 1, 2009. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on the recognition and presentation of other-than-temporary impairments. This guidance changes (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity is required to assess the likelihood of selling a security prior to recovering its cost basis as opposed to whether it has the intent and ability to hold a security to recovery or maturity. This guidance also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of the credit loss each period. CBIZ adopted the provisions of this accounting guidance for the interim reporting period ended June 30, 2009. See Note 7 of the accompanying consolidated financial statements for additional information concerning this guidance.

In April 2009, the FASB issued new accounting guidance on fair value measurements and disclosures for determining the fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This release provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This guidance also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). CBIZ adopted the provisions of this accounting guidance for the interim reporting period ended June 30, 2009. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about fair value of financial instruments, which increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. CBIZ adopted the provisions of this accounting guidance for the interim reporting period ended June 30, 2009. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

In May 2009, the FASB issued new accounting guidance on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. CBIZ adopted the provisions of this accounting guidance for the interim reporting period ended June 30, 2009. See Note 15 of the accompanying consolidated financial statements for further disclosures required by this guidance.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at September 30, 2009 was $115.7 million. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2009, interest expense would increase or decrease approximately $0.9 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At September 30, 2009, CBIZ had a total notional amount of $30.0 million related to its interest rate swaps outstanding, of which $10.0 million expire in January 2010 and $20.0 million expire in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

In connection with CBIZ’s payroll business, funds held for clients are segregated and invested in short-term investments, which included ARS prior to the dislocation of this market. ARS are variable debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. In accordance with the Company’s investment policy, all investments carry an investment grade rating at the time of the initial investment.

Since the first quarter of 2008, conditions in the global credit markets have resulted in the failure of auctions for the ARS that CBIZ holds because the amount of securities submitted for sale exceed the amount of bids. A failed auction does not necessarily represent a default by the issuer of the underlying security. To date, CBIZ has collected all interest on all of its auction rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities. CBIZ understands that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of its investment in ARS no longer approximates face value. See Notes 7 and 8 to the accompanying consolidated financial statements for further discussion regarding ARS and the related asset impairments.

Despite the failed auctions with regards to ARS, CBIZ believes it has adequate liquidity to operate and settle client obligations as the majority of CBIZ’s client funds are invested in highly liquid short-term money market funds.
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

(b) Internal Control over Financial Reporting

There were no changes in the Company’s Internal Controls that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On July 1, 2009, in connection with the acquisition of EAO Consultants, LLC, CBIZ paid cash and issued approximately 69,300 shares of common stock to acquire substantially all of the assets of the company. On September 30, 2009, in connection with the acquisition of MeyersDining, LLC, CBIZ paid cash and issued approximately 56,600 shares of common stock to acquire substantially all of the assets of the company.
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
(c) On February 19, 2009, CBIZ’s Board of Directors authorized a Share Repurchase Plan which authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2010. The shares may be purchased in the open market or in privately negotiated transactions according to SEC rules. The repurchase plan does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.
Stock repurchase activity during the three months ended September 30, 2009 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).
Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
	Total	Average	Part of	May Yet Be
	Number of	Price Paid	Publicly	Purchased
	Shares	Per	Announced	Under the
Period	Purchased	Share (1)	Plans	Plans
July 1 — July 31, 2009 (2)	100	$6.76	100	4,899
August 1 — August 31, 2009 (2)	756	$6.70	756	4,143
September 1 — September 30, 2009 (2)	36	$7.02	36	4,107

Total third quarter purchases (3)	892	$6.72	892

(1)	Average price paid per share includes fees and commissions.

(2)	Open market purchases.

(3)	The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, a broker is granted discretion to repurchase shares on the Company’s behalf, and the broker is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
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

CBIZ, Inc. (Registrant)
Date: November 9, 2009	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer Duly Authorized Officer and Principal Financial Officer