Form 10-K
period 2009-12-31
CBIZ, Inc.
filed 2010-03-16
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months.  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $443.6 million as of June 30, 2009.

The number of outstanding shares of the registrant’s common stock is 62,507,339 as of February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III	Portions of the Registrant’s Definitive Proxy Statement relative to the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchanges Commission no later than 120 days after the end of the Registrant’s fiscal year.

CBIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Overview and History

CBIZ provides professional business services, products and solutions that help its clients grow and succeed by better managing their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ delivers its integrated services through the following four practice groups:

• Financial Services	• Medical Management Professionals (“MMP”)
• Employee Services	• National Practices

CBIZ believes that its diverse and integrated service offerings result in advantages for both the client and for CBIZ. By providing custom solutions that help clients manage their finances and employees, CBIZ enables its clients to focus their resources on their own core business and operational competencies. Additionally, working with one provider for several solutions enables CBIZ’s clients to utilize their resources more efficiently by eliminating the need to coordinate with multiple service providers. For example, the employee data used to process payroll can also be used by a CBIZ health and welfare insurance agent and benefits consultant to provide an appropriate benefits package to a client’s employee base. In addition, the relationship the accounting and tax advisors have with their clients allows CBIZ to identify financial planning, wealth management, and other business solutions. The ability to combine several services and offer them through one trusted provider distinguishes CBIZ from other service providers.

CBIZ has been operating as a professional services business since 1996, and built its professional services business through acquiring accounting, benefits, valuation, medical billing and other service firms throughout the United States. Effective August 4, 2006, CBIZ transferred the listing of its common stock to the New York Stock Exchange (“NYSE”) under the symbol “CBZ”. Prior to August 4, 2006, CBIZ’s common stock was traded on the NASDAQ National Market under the symbol “CBIZ”.

Business Strategy

CBIZ strives to maximize shareholder value and we believe this is accomplished through growth in revenue and earnings per share, as well as the strategic deployment of free cash-flow and capital resources.

Revenue

CBIZ believes revenue growth will be achieved through internal organic growth, cross-serving additional services to its existing clients, and targeted acquisitions. Each of these components is critical to the long-term growth strategy, and CBIZ expects each component to contribute to long-term revenue growth.

•	CBIZ believes it can capitalize on organic growth opportunities including a fragmented and generally underserved market. CBIZ offers a higher level of national resources than traditional local professional service firms, but delivers these services locally with a higher level of personal service than is expected from traditional national firms. CBIZ is also able to leverage technology to create efficiencies and to link together aligned services such as benefits, payroll, HR, and COBRA administration.

•	Cross-serving provides CBIZ with the opportunity to deliver multiple services to existing clients, and thus contributes to revenue growth through the expansion of business to such clients. Cross-serving opportunities are identified by the Company’s employees as they provide services to their existing clients. Being a trusted advisor to its clients provides CBIZ with the opportunity to identify the clients’ needs, while the diverse and integrated services offered by CBIZ allow the Company to provide solutions to satisfy these needs.

•	CBIZ’s acquisition strategy is to selectively acquire businesses that expand the Company’s market position and strengthen its existing service offerings. Strategic businesses that CBIZ seeks to acquire generally have strong and energetic leadership, a positive local market reputation, the potential for cross-serving additional CBIZ services to their clients, an ability to integrate quickly with existing CBIZ operations and are accretive to earnings.

Earnings Per Share

CBIZ expects to grow earnings per share by achieving operating leverage. CBIZ believes it can achieve operating leverage by better managing productivity and efficiently delivering services to its clients while growing revenue. Operating leverage opportunities also include managing general and administrative infrastructure costs and other costs that may be fixed or increase at rates slower than revenue growth.

Cash Flows and Capital Resources

As CBIZ’s strategy is to utilize capital resources for strategic initiatives that will optimize shareholder return, its first use of capital is focused on strategic acquisitions. CBIZ also believes that repurchasing shares of its common stock is a use of cash that provides such value. Accordingly, CBIZ continually evaluates share repurchase opportunities and may repurchase shares of its common stock when, after assessing capital needed to fund acquisitions and seasonal working capital needs, resources are available and such repurchases are accretive to shareholders.

Services

CBIZ delivers its integrated services through four operating practice groups. A general description of services provided by practice group is provided in the table below.

Financial Services	Employee Services	MMP	National Practices

• Accounting • Tax • Financial Advisory • Litigation Support • Valuation • Internal Audit • Fraud Detection • Real Estate Advisory	• Group Health • Property & Casualty • COBRA / Flex • Retirement Planning • Wealth Management • Life Insurance • Human Capital Management • Payroll Services • Actuarial Services • Recruiting	• Coding and Billing • Accounts Receivable Management • Full Practice Management Services	• Managed Networking and Hardware Services • Health Care Consulting • Mergers & Acquisitions

Practice Groups

Revenue by practice group for the years ended December 31, 2009, 2008 and 2007, is provided in the table below (in thousands):

	Year Ended December 31,
	2009		2008(1)		2007(1)

Financial Services	$380,254	51.4%	$312,122	45.5%	$289,324	46.7%
Employee Services	170,846	23.1%	181,793	26.5%	171,994	27.8%
MMP	160,632	21.7%	164,950	24.1%	132,853	21.4%
National Practices	27,968	3.8%	27,068	3.9%	25,136	4.1%

Total CBIZ	$739,700	100.0%	$685,933	100.0%	$619,307	100.0%

(1)	Certain amounts in prior years have been reclassified to conform to current year presentation, including the impact of those businesses that were classified as discontinued operations in 2009. See Note 21 to the accompanying consolidated financial statements for further information.

A discussion of CBIZ’s practice groups and certain external relationships and regulatory factors that currently impact those practice groups are provided in the paragraphs below. See Note 23 of the accompanying consolidated financial statements for further discussion of CBIZ’s practice groups.

Financial Services

The Financial Services practice is divided into three geographic regions, representing the East, Midwest, and West regions of the United States, and a National Services division consisting of those units that provide their services nationwide. The East, Midwest and West regions are each led by a designated executive managing director, each of whom reports to the President, Financial Services. Those units within the National Services division report either directly to a designated executive managing director or to the President, Financial Services, who reports to CBIZ’s President and Chief Operating Officer.

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

Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and totaled approximately $92.5 million, $86.3 million, and $77.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

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

The CPA firms with which CBIZ maintains ASAs may operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. Neither the existence of the ASAs nor the providing of services there under is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of their respective services. Attest services are not permitted to be performed by any individual or entity that is not licensed to do so. CBIZ is not permitted to perform audits, reviews, compilations, or other attest services, does not contract to perform them and does not provide audit, review, compilation, or other attest reports. Given this legal prohibition and course of conduct, CBIZ does not believe it is likely that we would bear the risk of litigation losses related to attest services provided by the CPA firms.

At December 31, 2009, CBIZ maintained ASAs with three CPA firms. Most of the members and/or shareholders of the CPA firms are also CBIZ employees, and CBIZ renders services to the CPA firms as an independent contractor. CBIZ’s primary ASA is with Mayer Hoffman McCann, P.C. (“MHM P.C.”), an independent national CPA firm headquartered in Kansas City, Kansas. MHM P.C. has 268 shareholders, a vast majority of whom are also employees of CBIZ. MHM maintains a nine member Board of Directors. There are no board members of MHM P.C. who hold senior officer positions at CBIZ. CBIZ’s association with MHM P.C. offers clients access to the multi-state resources and expertise of a national CPA firm.

Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains administrative service agreements qualify as variable interest entities. See further discussion in Note 1 of the accompanying consolidated financial statements included herewith.

Employee Services

CBIZ’s Employee Services group operates under a divisional President who oversees the practice group, along with a senior management team that supports the practice group leader along functional, product, and unit management lines. The Employee Services President reports to CBIZ’s Chief Executive Officer. The business units that comprise CBIZ’s Employee Services group are organized between Retail and National Services. The Retail offices generally provide services locally within their geographic area. The National group is comprised of several specialty operations that provide unique services on a national scale.

CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of our performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate of these payments received during the years ended December 31, 2009, 2008 and 2007 were less than 2% of consolidated CBIZ revenue for the respective periods.

Medical Management Professionals

Medical Management Professionals provides billing and coding services, as well as full-practice management services for hospital-based physicians practicing radiology, emergency medicine, anesthesiology and pathology. MMP has a President who reports to CBIZ’s Chief Executive Officer. MMP’s President is supported by an executive management team which oversees MMP’s operating units along functional and product lines. MMP’s operating units are organized into four geographic regions representing the East, Great Lakes, South and West regions of the United States. Each region is managed by a two person management team focused on finance and operations.

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

National Practices

The National Practices group offers technology, health care consulting, and merger and acquisition services. The units within the National Practices group each have a Business Unit President. The majority of these business unit Presidents report to a Senior Vice President and CBIZ’s President and Chief Operating Officer, with one unit reporting to CBIZ’s Chief Executive Officer.

Sales and Marketing

CBIZ’s branding goals are focused on providing CBIZ with a consistent image while at the same time providing a customizable set of marketing tools for each practice and market to utilize within each of the Company’s distinct geographic and industry markets. Three key strategies are employed to accomplish these goals: thought leadership, market segmentation, and sales/sales management process development.

•	Thought leadership: CBIZ marketing efforts continue to capitalize on the extensive knowledge and expertise of CBIZ associates. This has been accomplished through media visibility, webinars, and the creation of a wide variety of white papers, newsletters, books, and other information offerings.

•	Market segmentation: The majority of CBIZ marketing resources are devoted to the highly measurable and high return on investment tactics that specifically target those industries and areas where CBIZ has particularly deep experience. These efforts typically involve local, regional or national trade show and event sponsorships, targeted direct mail, email, and telemarketing campaigns, and practice and industry specific micro-sites, newsletters, etc.

•	Sales/sales management process development: CBIZ continues to create a consistent and accountable business development culture with several initiatives: training through the “CBIZ Sales Academy”, enhanced management visibility through Salesforce.com, and the implementation of performance management scorecards and business development pipeline reports. Together, these initiatives have helped create a more effective, efficient and successful sales management process throughout the Company.

In addition, CBIZ recently launched an enterprise-wide integrated branding campaign to better position and differentiate CBIZ and our vast array of services to our core audience. Based on the theme “Our business is growing yours”, the campaign helps clients and prospects understand the unique ability of CBIZ to help them grow and succeed in a broad variety of ways. The campaign relies on an integrated set of tactics including advertising as well as online and direct marketing, and is supported via sales tools and collateral.

Customers

CBIZ provides professional business services to over 90,000 clients, including over 50,000 business clients. By providing various professional services and administrative functions, CBIZ enables its clients to focus their resources on their own operational competencies. Reducing administrative functions allows clients to enhance productivity, reduce costs and improve service quality and efficiency by focusing on their core business. Depending on a client’s size and capabilities, it may choose to utilize one, some or many of the diverse and integrated services offered by CBIZ.

CBIZ’s clients come from a large variety of industries and markets. No single client individually comprises more than 10% of CBIZ’s consolidated revenue and our largest client, Edward Jones, contributed less than 3% of CBIZ’s consolidated revenue in 2009. Management believes that such diversity helps insulate CBIZ from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for services provided by CBIZ.

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

Acquisitions and Divestitures

CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that expand our market position and strengthen our existing service offerings. During the year ended December 31, 2009, CBIZ acquired substantially all of the assets of two businesses, EAO Consultants, LLC and MeyersDining, LLC. EAO Consultants, LLC is a New Jersey based employee benefits firm that focuses on employee health benefits, retirement programs, and executive benefits. MeyersDining, LLC, is located in Boulder, Colorado and is a full-service insurance agency offering health insurance and benefits products to individuals and groups, as well as providing property and casualty insurance solutions for commercial clients. The acquisitions will enable CBIZ to broaden the range of services it offers in the New York and New Jersey markets and in the Boulder and Denver, Colorado markets, respectively. The operating results of the acquisitions are reported in the Employee Services practice group.

In January 2010, CBIZ acquired substantially all of the assets of two businesses, Goldstein Lewin & Company and National Benefit Alliance. Goldstein Lewin & Company, an accounting and financial services company located in Boca Raton, Florida, provides a broad spectrum of services including accounting and financial advisory services, tax planning and compliance, wealth preservation and estate planning, technology consulting, software consulting, business valuation and litigation consulting. The acquisition will strengthen and expand CBIZ’s presence in the South Florida market and will be reported in the operations of the Financial Services group. National Benefit Alliance, an employee benefits company located in Midvale, Utah, designs, implements and administers employee benefit plans for government contractors as well as commercial clients. The acquisition will strengthen and expand CBIZ’s expertise in servicing the government contracting industry. The operating results will be reported in the operations of the Employee Services practice group.

Regulation

CBIZ’s operations are subject to regulations by federal, state, local and professional governing bodies. Accordingly, our business services may be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration, medical management billing and collections, and tax and accounting. CBIZ remains abreast of regulatory changes affecting its business, as these changes often affect clients’ activities with respect to employment, taxation, benefits, and accounting. For instance, changes in income, estate, or property tax laws may require additional consultation with clients subject to these changes to ensure their activities comply with revised regulations.

CBIZ itself is subject to industry regulation and changes, including changes in laws, regulations, and codes of ethics governing its accounting, insurance, valuation, medical management, registered investment advisory and broker-dealer operations, as well as in other industries, the interpretation of which may restrict CBIZ’s operations.

CBIZ is subject to certain privacy and information security laws and regulations, including, but not limited to those under the Health Insurance Portability and Accountability Act of 1996, The Financial Modernization Act of 1999 (the Gramm-Leach-Bliley Act), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and other provisions of federal and state law which may restrict CBIZ’s operations and give rise to expenses related to compliance.

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

Employees

At December 31, 2009, CBIZ employed approximately 5,700 employees. CBIZ believes that it has a good relationship with its employees. A large number of our employees hold professional licenses or degrees. As a professional services company that differentiates itself from competitors through the quality and diversity of our service offerings, CBIZ believes that our employees are our most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of our employees.

Seasonality

A disproportionately large amount of CBIZ’s revenue occurs in the first half of the year. This is due primarily to accounting and tax services provided by our Financial Services practice group, which is subject to seasonality related to heavy volume in the first four months of the year. CBIZ’s Financial Services group generated more than 40% of its revenue in the first four months of each of the past five years. Like most professional service companies, most of CBIZ’s operating costs are relatively fixed in the short term, which generally results in higher operating margins in the first half of the year.

Uncertainty of Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”). All statements other than statements of historical fact included in this Annual Report including, without limitation, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Form 10-K, in the 2009 Annual Report and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in “Item 1A. Risk Factors” will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect operating or financial performance. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 1A.	Risk Factors.

The following factors may affect our actual operating and financial results and could cause results to differ materially from those in any forward-looking statements. You should carefully consider the following information.

We may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock.

A substantial majority of our operating expenses such as personnel and related costs and occupancy costs, are relatively fixed in the short term. As a result, we may not be able to quickly reduce costs in response to any decrease in revenue. This factor could cause our quarterly results to be lower than expectations of securities analysts and shareholders, which could result in a decline in the price of our common stock.

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

Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and ASAs with independent licensed CPA firms under which audit and attest services may be provided to CBIZ’s clients by such CPA firms. These firms are owned by licensed CPAs, a vast majority of whom are employed by CBIZ subsidiaries.

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

Our goodwill and intangible assets could become impaired, which could lead to a material non-cash charge against earnings.

We assess potential impairment on our goodwill and client list intangible balances on an annual basis, or more frequently if there is any indication that the asset may be impaired. Any impairment of goodwill or intangible assets resulting from this periodic assessment would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations, statements of financial position, and earnings per share. Any decline in future revenues, cash flows or growth rates as a result of further adverse changes in the economic environment or an adverse change resulting from new governmental regulations, could lead to an impairment of goodwill or intangible assets.

Certain liabilities resulting from acquisitions are estimated and could lead to a material impact on earnings.

Through its acquisition activities, CBIZ records liabilities for estimated future contingent earnout payments. These liabilities are reviewed quarterly and changes in assumptions used to determine the amount of the liability could lead to an adjustment that may have a material impact, favorable or unfavorable, on the consolidated statements of operations.

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

Changes in the United States healthcare, including new health care legislation, environment may adversely affect the revenue and margins in our medical management business.

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

A portion of our funds held for clients were invested in auction rate securities (“ARS”). ARS are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial investment. As a result of liquidity issues experienced in the credit and capital markets, our ARS experienced failed auctions during 2008 and 2009, and CBIZ recorded impairment charges in 2008 to reduce the carrying value of our investments in ARS to estimated fair value. If the credit markets related to ARS continue to remain inactive, our ability to convert ARS to cash will continue to be hindered and potential future impairment charges may be required, which would adversely affect our results of operations and financial condition.

We have shares eligible for future sale that could adversely affect the price of our common stock.

Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares, and have approximately 62.5 million shares outstanding at February 26, 2010. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for periods up to two years, and as of February 26, 2010, approximately 0.5 million shares of common stock were under lock-up contractual restrictions. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.

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

At December 31, 2009, the stockholders identified below owned the following aggregate amounts and percentages of our common stock, including shares that may be acquired by exercising stock awards:

	Number of	% of CBIZ’s
	Shares	Outstanding
	(In millions)	Common Stock

Westbury (Bermuda) Ltd.	15.4	25.2%
FMR LLC	3.9	6.4%
Cardinal Capital Management LLC	3.4	5.5%
P2 Capital Partners LLC	3.0	4.9%
Blackrock Institutional Trust Company, N.A. & Blackrock Fund Advisors	2.3	3.8%
Vanguard Group Inc.	2.2	3.6%
Investment Counselors of Maryland LLC	1.8	2.9%
Dimensional Fund Advisors, Inc	1.7	2.8%
CBIZ Executive Officers and Directors	3.7	6.0%

The foregoing as a group	37.4	61.1%

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

CBIZ acquired two businesses and two client lists during 2009. Targeted acquisitions are a portion of our growth strategy and it is our intention to selectively acquire businesses or client lists that are complementary in building out our service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms. We cannot assure you that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. There are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

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

CBIZ’s corporate headquarters is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. CBIZ and its subsidiaries lease more than 150 offices in 36 states, and one in Toronto, Canada. Some of CBIZ’s properties are subject to liens securing payment of indebtedness of CBIZ and its subsidiaries. CBIZ believes that its current facilities are sufficient for its current needs.

Item 3.	Legal Proceedings.

CBIZ is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of CBIZ.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

CBIZ’s common stock is traded on the NYSE under the trading symbol “CBZ”. The table below sets forth the range of high and low sales prices for CBIZ’s common stock as reported on the NYSE for the periods indicated.

	2009		2008

	High	Low	High	Low

First quarter	$8.99	$6.08	$9.85	$7.66
Second quarter	$8.12	$6.75	$9.24	$7.76
Third quarter	$7.51	$6.34	$9.02	$7.68
Fourth quarter	$7.76	$6.69	$8.75	$5.69

On December 31, 2009, the last reported sale price of CBIZ’s Common Stock as reported on the NYSE was $7.70 per share. As of March 1, 2010, CBIZ had approximately 6,170 holders of record of its common stock, and the last sale of CBIZ’s common stock as of that date was $6.38.

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

On December 31, 2009, approximately 280,200 shares of CBIZ common stock became issuable as contingent consideration owed to former owners of businesses that were acquired by CBIZ.

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

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according the SEC rules. On February 11, 2010, February 19, 2009, and February 7, 2008, CBIZ’s Board of Directors authorized Share

Repurchase Plans, each of which authorized the purchase of up to 5.0 million shares of CBIZ common stock. Each Share Repurchase Plan is effective beginning April 1 of the respective plan year, and each expires one year from the respective effective date. The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

During the year ended December 31, 2009, CBIZ repurchased approximately 1.8 million shares of common stock under the repurchase plans, at an average price of $7.33 per share. Shares repurchased during the fourth quarter of 2009 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
				Maximum
			Total Number	Number of
	Total		of Shares	Shares That
	Number of	Average	Purchased as	May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased
Fourth Quarter Purchases(1)	Purchased	Per Share(2)	Announced Plan	Under the Plan(3)

October 1 – October 31, 2009	12	$6.98	12	4,095
November 1 – November 30, 2009	24	$6.84	24	4,071
December 1 – December 31, 2009	—	—	—	4,071

Total fourth quarter purchases	36	$6.88	36

(1)	CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.

(2)	Average price paid per share includes fees and commissions.

(3)	Calculated under the share repurchase plan expiring March 31, 2010.

Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on CBIZ, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index, the Russell 2000 index, an old peer group of six companies that includes: Brown & Brown Inc, H & R Block Inc, Jackson Hewitt Tax Service Inc, National Financial Partners Corp., Paychex Inc and Towers Watson & Company, and a new peer group of six companies that includes: Brown & Brown Inc, H & R Block Inc, National Financial Partners Corp., Paychex Inc, Resources Connection Inc and Towers Watson & Company. The new peer group was selected to provide a more accurate comparison with companies that better reflect CBIZ’s core businesses and provide investors with a more realistic assessment of the Company’s performance comparison to the markets in which it operates. The graph tracks the performance of a $100 investment in our common stock, in each index and in the peer group (with the reinvestment of all dividends) from 12/31/2004 to 12/31/2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CBIZ, Inc., The S&P 500 Index, The Russell 2000 Index,
An Old Peer Group And A New Peer Group

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/2004	12/2005	12/2006	12/2007	12/2008	12/2009
CBIZ, Inc.	100.00	138.07	159.86	225.00	198.39	176.61
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
Old Peer Group	100.00	114.07	117.35	107.14	91.23	98.56
New Peer Group	100.00	113.33	116.70	104.54	90.39	99.70

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following table presents selected historical financial data for CBIZ and is derived from the historical consolidated financial statements and notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the accompanying consolidated financial statements and the notes thereto, which are included elsewhere in this Annual Report.

	Year Ended December 31,
	2009	2008(1)	2007(1)	2006(1)	2005(1)
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$739,700	$685,933	$619,307	$562,152	$511,798
Operating expenses	651,311	588,142	540,379	493,184	448,552

Gross margin	88,389	97,791	78,928	68,968	63,246
Corporate general and administrative expenses	30,722	28,691	29,462	29,513	29,630

Operating income	57,667	69,100	49,466	39,455	33,616
Other income (expense):
Interest expense	(13,392)	(10,786)	(9,038)	(6,003)	(3,540)
Gain on sale of operations, net	989	745	144	21	314
Other income (expense), net(2)	6,622	(7,618)	10,584	4,944	3,983

Total other income (expense)	(5,781)	(17,659)	1,690	(1,038)	757
Income from continuing operations before income tax expense	51,886	51,441	51,156	38,417	34,373
Income tax expense	19,798	19,637	20,776	15,250	13,898

Income from continuing operations	32,088	31,804	30,380	23,167	20,475
Loss from operations of discontinued operations, net of tax	(902)	(1,132)	(1,453)	(791)	(5,352)
Gain (loss) on disposal of discontinued operations, net of tax	210	(268)	3,882	911	3,550

Net income	$31,396	$30,404	$32,809	$23,287	$18,673

Basic weighted average common shares	61,200	61,839	65,061	71,004	74,448
Diluted weighted average common shares	61,859	62,572	66,356	73,052	76,827
Basic earnings (loss) per share:
Continuing operations	$0.52	$0.51	$0.47	$0.33	$0.28
Discontinued operations	(0.01)	(0.02)	0.03	—	(0.03)

Net income	$0.51	$0.49	$0.50	$0.33	$0.25

Diluted earnings (loss) per share:
Continuing operations	$0.52	$0.51	$0.46	$0.32	$0.27
Discontinued operations	(0.01)	(0.02)	0.03	—	(0.03)

Net income	$0.51	$0.49	$0.49	$0.32	$0.24

Other Data:
Total assets	$711,969	$698,592	$572,488	$511,408	$454,515
Long-term debt(3)	$203,848	$214,887	$116,990	$85,037	$33,425
Total liabilities	$441,351	$456,993	$337,762	$284,520	$199,854
Total stockholders’ equity	$270,618	$241,599	$234,726	$226,888	$254,661
EBITDA(4)	$84,787	$76,404	$66,138	$58,306	$50,259

(1)	Amounts for 2008, 2007 and 2006 have been reclassified to reflect the retroactive application of FASB ASC 470-20 “Debt with Conversion and Other Options.” Amounts for 2008, 2007, 2006 and 2005 have been reclassified to conform to the current year presentation, including the impact of those businesses that were classified as discontinued operations during 2009.

(2)	Other income (expense), net includes gains or losses attributable to assets held in the Company’s deferred compensation plan which totaled a gain (loss) of $5.5 million, ($7.6) million, $1.3 million, $1.6 million and $0.6 million for 2009, 2008, 2007, 2006 and 2005, respectively. These gains or losses do not impact “income from continuing operations” as they are directly offset by compensation to the Plan participants. In addition, CBIZ sold its investment in Albridge Solutions, Inc., which resulted in a pre-tax gain of $0.8 million and $7.3 million for the years ended December 31, 2008 and 2007, respectively. Other income (expense), net for 2008 also includes an impairment charge of $2.3 million related to the Company’s investment in an auction rate security.

(3)	Represents convertible notes, bank debt and the long-term portion of notes payable, which are reported in “other non-current liabilities” in CBIZ’s consolidated balance sheets.

(4)	EBITDA represents income from continuing operations before income tax expense, interest expense, gain on sale of operations, net, and depreciation and amortization expense. EBITDA for 2008 and 2007 also excludes gains related to the sale of a long-term investment described in (2) above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at December 31, 2009 and 2008, and results of operations and cash flows for each of the years ended December 31, 2009, 2008 and 2007. This discussion should be read in conjunction with CBIZ’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Uncertainty of Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Overview

During the year ended December 31, 2009, CBIZ acquired substantially all of the assets of two businesses, EAO Consultants, LLC and MeyersDining, LLC. EAO Consultants, LLC is a New Jersey based employee benefits firm that focuses on employee health benefits, retirement programs, and executive benefits. MeyersDining, LLC, is located in Boulder, Colorado and is a full-service insurance agency offering health insurance and benefits products to individuals and groups, as well as providing property and casualty insurance solutions for commercial clients. The acquisitions will enable CBIZ to broaden the range of services it offers in the New York and New Jersey markets and in the Boulder and Denver, Colorado markets. The operating results of the acquisitions are included in the consolidated financial statements from the date of acquisition and are reported in the Employee Services practice group.

During the year ended December 31, 2009, CBIZ made the decision to divest three businesses that did not contribute to our long-term objectives for growth, all of which met the requirements to be classified as discontinued operations. These businesses were formerly reported in the National Practices group.

CBIZ believes that repurchasing shares of its common stock under the Company’s stock purchase plan is a use of cash that provides value to its shareholders and, accordingly CBIZ purchased 1.8 million shares of its common stock under this plan at a total cost of $13.3 million during the year ended December 31, 2009. On February 11, 2010, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2011. The shares may be repurchased in the open market or through privately negotiated purchases according to SEC rules.

Effective January 1, 2009, CBIZ adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, which impacted the accounting associated with CBIZ’s $100.0 million convertible senior subordinated notes (“Notes”). The results for 2006, 2007 and 2008 have been restated to reflect the adoption of this accounting as the Notes were originally issued in May 2006. Refer to Notes 1 and 9 to the accompanying consolidated financial statements for further discussion.

The Company has instituted several programs to control and reduce expenses. These programs included efforts to appropriately match staffing resources to expected changes in revenue. During the year ended 2009, the Company instituted a variety of furlough programs and implemented reduction in force efforts at some of its locations. The Company incurred $2.0 million of severance related costs during the year ended December 31, 2009, compared to $1.1 million for the year ended December 31, 2008.

Results of Operations — Continuing Operations

CBIZ provides professional business services that help clients manage their finances and employees. CBIZ delivers its integrated services through the following four practice groups: Financial Services, Employee Services, Medical Management Professionals, and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2008, revenue for the period January 1, 2009 through

June 30, 2009 would be reported as revenue from acquired businesses; same-unit revenue would include revenue for the periods July 1 through December 31 of both years. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

The following table summarizes total revenue for the years ended December 31, 2009 and 2008 (in thousands, except percentages):

	Year Ended December 31,
			$	%
	2009	2008	Change	Change

Same-unit revenue
Financial Services	$290,029	$312,122	$(22,093)	(7.1)%
Employee Services	168,203	178,807	(10,604)	(5.9)%
MMP	160,632	164,950	(4,318)	(2.6)%
National Practices	27,968	27,068	900	3.3%

Total same-unit revenue	646,832	682,947	(36,115)	(5.3)%
Acquired businesses	92,862	—	92,862
Divested operations	6	2,986	(2,980)

Total revenue	$739,700	$685,933	$53,767	7.8%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — The majority of CBIZ’s operating costs are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth, but declines as revenue contracts. The primary components of operating expenses for the years ended December 31, 2009 and 2008 are illustrated in the following table:

	2009		2008
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	74.2%	65.4%	72.9%	62.5%	2.9%
Occupancy costs	7.1%	6.2%	6.8%	5.8%	0.4%
Depreciation and amortization	3.0%	2.7%	2.4%	2.0%	0.7%
Other(1)	15.7%	13.8%	17.9%	15.4%	(1.6)%

Total operating expenses		88.1%		85.7%	2.4%

Gross margin		11.9%		14.3%	(2.4)%

(1)	Other operating expenses include office expense, travel and related expenses, equipment costs, professional fees, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

Personnel costs as a percentage of revenue increased 2.9% to 65.4% for the year ended December 31, 2009 compared to the same period in 2008. The increase in personnel costs as a percentage of revenue was primarily the result of two components: 1.3% from the impact of base compensation being fixed in the short term, and 1.6% from adjustments to the fair value of investments held in relation to the deferred compensation plan. The fair value of investments held in relation to the deferred compensation plan totaled a gain of $4.8 million and a loss of $6.4 million for the years ended December 31, 2009 and 2008, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to other income (expense), and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses increased by $2.0 million to $30.7 million for the year ended December 31, 2009, from $28.7 million for the comparable period of 2008, but decreased as a percent of revenue. The primary components of corporate general and administrative expenses for the years ended December 31, 2009 and 2008 are illustrated in the following table:

	2009		2008
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	53.9%	2.2%	52.3%	2.2%	—
Professional services	13.5%	0.6%	14.2%	0.6%	—
Computer costs	6.0%	0.2%	5.7%	0.2%	—
Occupancy costs	4.6%	0.2%	4.7%	0.2%	—
Depreciation and amortization	2.2%	0.1%	3.7%	0.2%	(0.1)%
Other(1)	19.8%	0.8%	19.4%	0.8%	—

Total corporate general and administrative expenses		4.1%		4.2%	(0.1)%

(1)	Other corporate general and administrative expenses include office expense, equipment costs, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate G&A expenses.

Interest expense — Interest expense increased by $2.6 million to $13.4 million for the year ended December 31, 2009 from $10.8 million for the comparable period in 2008. The increase in interest expense relates to higher average debt outstanding under the credit facility in 2009 versus the comparable period in 2008, partially offset by a decrease in average interest rates. Average debt outstanding under the credit facility was $127.7 million and $61.4 million and weighted average interest rates were 3.7% and 4.8% for the years ended December 31, 2009 and 2008, respectively. The increase in average debt outstanding for the year ended December 31, 2009 versus 2008 was primarily attributable to the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC, which were financed through CBIZ’s credit facility. Debt is further discussed under “Liquidity and Capital Resources”.

Other income (expense), net — Other income (expense), net is comprised of interest income, adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, gains and losses on sales of assets, and asset impairment charges. Adjustments to the fair value of investments related to the deferred compensation plan do not impact CBIZ’s net income, as they are offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of operations). Other income (expense), net for the year ended December 31, 2009 primarily consists of a $5.5 million increase in the fair value of investments related to the deferred compensation plan and interest income of $0.5 million. Other income (expense), net for the year ended December 31, 2008 primarily relates to a $7.6 million decline in fair value of investments related to the deferred compensation plan and an impairment charge of approximately $2.3 million related to the Company’s investment in an ARS, partially offset by a gain on the sale of a long-term investment of $0.8 million and interest income of $0.8 million.

Income Taxes — CBIZ recorded income tax expense from continuing operations of $19.8 million and $19.6 million for the years ended December 31, 2009 and 2008, respectively. The effective tax rate for the years ended December 31, 2009 and 2008 was 38.2%. For further discussion regarding income tax expense, see Note 8 to the accompanying consolidated financial statements.

Operating Practice Groups

Financial Services

	Year Ended December 31,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$290,029	$312,122	$(22,093)	(7.1)%
Acquired businesses	90,225	—	90,225
Divested operations	—	—	—

Total revenue	380,254	312,122	68,132	21.8%
Operating expenses	329,294	265,441	63,853	24.1%

Gross margin	$50,960	$46,681	$4,279	9.2%

Gross margin percent	13.4%	15.0%

The increase in total revenue was attributable to the acquisitions of Mahoney Cohen & Company and Tofias PC on December 31, 2008. Although the Financial Services group modestly increased the rates realized for services, same-unit revenue for year ended December 31, 2009 declined versus the comparable period in 2008 due to a reduction in client demand which resulted in a decrease in aggregate hours charged to clients. Same-unit aggregate hours charged to clients declined approximately 12% for the year ended December 31, 2009 compared to the prior year, which was offset by an approximate 2% increase in rates realized for services provided. Fees earned by CBIZ under its ASAs, as previously described, are recorded as revenue in the accompanying consolidated statements of operations and were approximately $92.5 million and $86.3 million for the years ended December 31, 2009 and 2008, respectively, a majority of which is related to services rendered to privately-held clients.

The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel related expenses which represented 87.8% and 88.2% of total operating expenses for the years ended December 31, 2009 and 2008, respectively. Personnel costs increased $48.4 million for the year ended December 31, 2009 compared to the same period in the prior year, and represented 77.9% and 78.4% of total operating expenses for the years ended December 31, 2009 and 2008, respectively. The overall increase was driven by a $58.3 million increase in costs associated with the December 31, 2008 acquisitions, and was partially offset by same-unit reductions in personnel cost of $9.9 million. Those reductions were primarily attributable to furloughs and reduced staffing levels in some locations that experienced reduced client demand, partially offset by severance costs of $1.4 million. Occupancy costs increased by $6.9 million to 6.4% of revenue for the year ended December 31, 2009 versus 5.5% of revenue for the comparable period in 2008. The increase in occupancy costs primarily relates to the acquired businesses. Travel related expenses decreased to 2.2% of revenue for the year ended December 31, 2009 from 2.8% of revenue for the comparable period of 2008, primarily as a result of CBIZ’s initiatives to control costs.

The decline in gross margin percentage was primarily attributable to both an increase in personnel costs as a percentage of revenue as described above, and an increase in amortization expense related to intangible assets associated with the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC. In addition, bad debt expense increased to 1.9% of revenue for the year ended December 31, 2009 from 1.8% of revenue for the comparable period of 2008. The increase in bad debt expense was not related to an overall deterioration in the collectability of accounts receivable, but related to specific client receivables.

Employee Services

	Year Ended December 31,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$168,203	$178,807	$(10,604)	(5.9)%
Acquired businesses	2,637	—	2,637
Divested operations	6	2,986	(2,980)

Total revenue	170,846	181,793	(10,947)	(6.0)%
Operating expenses	141,710	150,833	(9,123)	(6.0)%

Gross margin	$29,136	$30,960	$(1,824)	(5.9)%

Gross margin percent	17.1%	17.0%

The decrease in same-unit revenue was caused by several key factors including: a decrease of approximately $2.8 million in same-unit human resources revenue due to lower client demand for recruiting and other consulting services; reductions in revenue of approximately $2.6 million in the retirement and advisory businesses whose revenues are aligned with the underlying asset valuations; and a decrease of approximately $2.3 million in payroll revenue primarily as a result of the decline in interest rates which negatively affected the investment income earned on payroll funds held on behalf of clients. In addition, group health and property and casualty same-unit revenues declined for the twelve months ended December 31, 2009. Group health revenue for the twelve months ended December 31, 2009 declined approximately 2.4% versus the comparable period in 2008. Property and casualty revenue decreased 4.4% for the twelve months ended December 31, 2009 versus the comparable period in 2008 due to soft market conditions in pricing. The growth in revenue from acquired businesses was provided by a property and casualty business in Frederick, Maryland, and a specialty recruiting business headquartered in Overland Park, Kansas, both of which were acquired during 2008, as well as employee benefits operations based in New Jersey and Colorado, which were acquired in the third quarter of 2009. The decline in revenue from divested businesses relates to the sale of a specialty retirement investment advisory operation in Atlanta, Georgia which occurred in the third quarter of 2008.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.8% and 82.5% of total operating expenses for the twelve months ended December 31, 2009 and 2008, respectively. Personnel costs decreased $5.5 million, but increased as a percentage of revenue to 64.4% for the twelve months ended December 31, 2009 from 62.2% for the comparable period in 2008. Approximately $1.4 million of the decline related to the divestiture of the aforementioned business. The increase in personnel costs as a percentage of revenue was primarily attributable to annual merit increases and a decline in revenues at the aforementioned businesses which have a predominantly fixed compensation structure. Occupancy costs are relatively fixed in nature and decreased $0.3 million for the twelve months ended December 31, 2009 versus the same period in 2008.

The decline in gross margin of $1.8 million was primarily attributable to lower asset values and interest rates, which resulted in the previously mentioned revenue declines. Investment revenue does not have related direct costs, thus changes in investment revenues have a significant impact on gross margin. Gross margin percentage increased 0.1% as a result of certain cost control initiatives.

Medical Management Professionals (“MMP”)

	Year Ended December 31,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$160,632	$164,950	$(4,318)	(2.6)%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	160,632	164,950	(4,318)	(2.6)%
Operating expenses	139,763	143,395	(3,632)	(2.5)%

Gross margin	$20,869	$21,555	$(686)	(3.2)%

Gross margin percent	13.0%	13.1%

Same-unit revenue consists of revenue from existing clients and net new business sold. Same-unit revenue decreased 2.6% for the year ended December 31, 2009 versus the comparable period in 2008 due to an approximately 3.2% decline attributable to new business sold, net of client terminations, partially offset by a 0.6% increase attributable to existing clients. The decline in revenue from new business sold, net of client terminations, is primarily due to physician groups losing their hospital contracts, hospital consolidations, uncertainty surrounding pending healthcare legislation, and more aggressive competition from other service providers. Revenue from existing clients increased by approximately 3.5% as a result of an increase in volume, mix of medical specialties and reimbursement rates. This growth was offset by a decline in pricing on existing clients of approximately 2.6%.

The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily fees related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage and supplies related to our statement mailing services), representing 87.0% and 86.4% of total operating expenses for the years ended December 31, 2009 and December 31, 2008, respectively. Personnel costs decreased $2.5 million for the year ended December 31, 2009 compared to the same period in 2009. Personnel costs were 56.5% of revenue in both periods. The decrease in personnel costs was partially offset by an increase in professional service fees of $1.2 million. MMP has reduced headcount and related personnel costs with its expanded utilization of off-shore processing and the overall reduction in revenue. The reductions in headcount and personnel costs in billing operations were partially offset by annual merit increases and increases in internal support personnel necessary to manage process improvements and centralization efforts. Office expenses decreased to 7.9% of revenue for the year ended December 31, 2009 versus 8.1% for the comparable period of 2008, primarily as the result of a change in the frequency of statement mailing. Occupancy costs decreased $0.3 million for the year ended December 31, 2009 compared to the comparable period of 2008 primarily due to lower office rent costs from office consolidations. Occupancy costs were 6.5% of revenue in both periods.

MMP has taken various actions to maintain gross margin, including the utilization of off-shore processing and other cost control measures. These cost control measures have resulted in declines in various expenses for the year ended December 31, 2009 versus the comparable period in 2008, including travel, postage and office supplies.

National Practices

	Year Ended December 31,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$27,968	$27,068	$900	3.3%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	27,968	27,068	900	3.3%
Operating expenses	24,469	23,607	862	3.7%

Gross margin	$3,499	$3,461	$38	1.1%

Gross margin percent	12.5%	12.8%

The increase in revenue was attributable to an increase of approximately $0.6 million in services provided under CBIZ’s contractual relationship with its largest client, Edward Jones, and an increase of approximately $1.0 million in the healthcare consulting business, offset by a decrease of approximately $0.7 million in the mergers and acquisitions business. The increase in the Edward Jones revenue was primarily a result of additional services provided under the contract. The increase in healthcare consulting business was primarily due to new engagements in the Medicaid eligibility services as well as continued growth in the hospital consulting field. The decrease in revenue related to CBIZ’s mergers and acquisition business was due to less success fees being earned as a result of fewer transactions being closed.

The largest components of operating expenses for the National practices group are personnel costs, direct costs and occupancy costs, representing 95.7% and 94.3% of operating expenses for the years ended December 31, 2009 and 2008, respectively. Personnel expenses increased $1.3 million and were 80.8% of revenue for the year ended December 31, 2009 compared to 78.7% of revenue for the comparable period in 2008. Approximately $0.7 million of the increase in personnel cost dollars was necessary to support revenue growth from services provided to Edward Jones. The remainder of the increase in personnel costs relates to annual merit increases to existing employees and an overall increase in headcount, primarily to support growth in the healthcare consulting business. Direct costs primarily relate to third party labor used to support special projects under the contractual agreement with Edward Jones. Direct costs were 1.1% and 1.7% of revenue for the years ended December 31, 2009 and 2008, respectively. The decrease is the result of less special project work for the year ended December 31, 2009 compared to the same period in 2008, coupled with the ability to use internal labor capacity during 2009 as opposed to the use of outside labor in 2008. Occupancy costs are relatively fixed in nature and were $0.5 million for the years ended December 31, 2009 and 2008.

The decrease in gross margin percent was primarily due to less success fees earned by the mergers and acquisitions business during the year ended December 31, 2009 versus 2008. Transactions completed by the mergers and acquisitions business generally result in a large amount of revenue with modest incremental costs. Fewer success fees have a disproportionate negative impact on gross margin percent. This decrease in gross margin percent was partially offset by the growth in the healthcare consulting business.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

The following table summarizes total revenue for the years ended December 31, 2008 and 2007 (in thousands, except percentages):

	Year Ended December 31,
			$	%
	2008	2007	Change	Change

Same-unit revenue
Financial Services	$312,122	$289,324	$22,798	7.9%
Employee Services	174,697	170,271	4,426	2.6%
MMP	138,845	132,853	5,992	4.5%
National Practices	27,068	25,136	1,932	7.7%

Total same-unit revenue	652,732	617,584	35,148	5.7%
Acquired businesses	33,121	—	33,121
Divested operations	80	1,723	(1,643)

Total revenue	$685,933	$619,307	$66,626	10.8%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — The majority of CBIZ’s operating costs are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth. The primary components of operating expenses for the years ended December 31, 2008 and 2007 are illustrated in the following table:

	2008		2007
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	72.9%	62.5%	74.0%	64.6%	(2.1)%
Occupancy costs	6.8%	5.8%	6.7%	5.8%	—
Depreciation and amortization	2.4%	2.0%	2.1%	1.8%	0.2%
Other(1)	17.9%	15.4%	17.2%	15.1%	0.3%

Total operating expenses		85.7%		87.3%	(1.6)%

Gross margin		14.3%		12.7%	1.6%

(1)	Other operating expenses include office expense, travel related expenses, equipment costs, professional fees and other expenses, none of which are individually significant as a percentage of total operating expenses.

Personnel costs as a percentage of revenue declined 2.1% to 62.5% for the year ended December 31, 2008 compared to the same period in 2007. The decline in personnel costs was primarily the result of adjustments to the fair value of investments held in relation to the deferred compensation plan which totaled a loss of $6.4 million and a gain of $1.1 million for the years ended December 31, 2008 and 2007, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to other income (expense), and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses decreased by $0.8 million to $28.7 million for the year ended December 31, 2008, from $29.5 million for the comparable period of 2007. The primary components of corporate general and administrative expenses for the years ended December 31, 2008 and 2007 are illustrated in the following table:

	2008		2007
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	52.3%	2.2%	50.6%	2.4%	(0.2)%
Professional services	14.2%	0.6%	13.5%	0.6%	—
Computer costs	5.7%	0.2%	5.6%	0.3%	(0.1)%
Occupancy costs	4.7%	0.2%	4.2%	0.2%	—
Depreciation and amortization	3.7%	0.2%	7.6%	0.4%	(0.2)%
Other(1)	19.4%	0.8%	18.5%	0.9%	(0.1)%

Total corporate general and administrative expenses		4.2%		4.8%	(0.6)%

(1)	Other corporate general and administrative expenses include office expense, equipment costs, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate general and administrative expenses.

The improvement in corporate general and administrative expenses as a percentage of revenue was to the result of adjustments to the fair value of investments held in relation to the deferred compensation plan which totaled a loss of $1.2 million and a gain of $0.2 million for the years ended December 31, 2008 and 2007, respectively.

Interest expense — Interest expense increased by $1.8 million to $10.8 million for the year ended December 31, 2008 from $9.0 million for the comparable period in 2007. The increase in interest expense relates to higher average debt outstanding under the credit facility in 2008 versus the comparable period in 2007, partially offset by a decrease in average interest rates. Average debt outstanding under the credit facility was $61.4 million and $18.4 million and weighted average interest rates were 4.8% and 7.0% for the years ended December 31, 2008 and 2007, respectively. Debt is further discussed under “Liquidity and Capital Resources”.

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

Income Taxes — CBIZ recorded income tax expense from continuing operations of $19.6 million and $20.8 million for the years ended December 31, 2008 and 2007, respectively. The effective tax rate for the year ended December 31, 2008 was 38.2%, compared to an effective tax rate of 40.6% for the comparable period in 2007. The decrease in the effective tax rate for the year ended December 31, 2008 from the comparable period in 2007 was primarily the result of a decrease in estimated tax reserves related to the settlement of the IRS audit and the lapse of certain statutes of limitations. These items are further discussed in Note 8 to the accompanying consolidated financial statements.

Operating Practice Groups

Financial Services

	Year Ended December 31,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$312,122	$289,324	$22,798	7.9%
Acquired businesses	—	—	—	—
Divested operations	—	—	—	—

Total revenue	312,122	289,324	22,798	7.9%
Operating expenses	265,441	249,001	16,440	6.6%

Gross margin	$46,681	$40,323	$6,358	15.8%

Gross margin percent	15.0%	13.9%

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

Employee Services

	Year Ended December 31,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$174,697	$170,271	$4,426	2.6%
Acquired businesses	7,016	—	7,016
Divested operations	80	1,723	(1,643)

Total revenue	181,793	171,994	9,799	5.7%
Operating expenses	150,833	140,116	10,717	7.6%

Gross margin	$30,960	$31,878	$(918)	(2.9)%

Gross margin percent	17.0%	18.5%

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

The decline in gross margin was attributable to a change in service mix as a result of growth in the payroll and human capital advisory businesses, as these businesses typically provide lower margins than the retail businesses. Additionally, the decline in gross margin relates to lower interest rates which impacted investment income earned on payroll funds, and declines in market values which impacted the Company’s asset-based fees.

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

National Practices

	Year Ended December 31,
			$	%
	2008	2007	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$27,068	$25,136	$1,932	7.7%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	27,068	25,136	1,932	7.7%
Operating expenses	23,607	22,175	1,432	6.5%

Gross margin	$3,461	$2,961	$500	16.9%

Gross margin percent	12.8%	11.8%

The increase in revenue was attributable to an increase of approximately $0.9 million in services provided under CBIZ’s contractual relationship with its largest client, Edward Jones, as well as increases in revenue in the healthcare consulting and mergers and acquisitions businesses of $0.8 million and $0.2 million, respectively. The increase in the Edward Jones revenue was primarily a result of an increase in required technology support, and the increase in healthcare was due to new services that were introduced in 2008.

The largest components of operating expenses for the National practices group are personnel costs, direct costs and occupancy costs, representing 94.3% and 96.1% of operating expenses for the years ended December 31, 2008 and 2007, respectively. Personnel expenses increased $1.0 million and were 78.7% of revenue for the year ended December 31, 2008 compared to 80.9% of revenue for the comparable period in 2007. Approximately $0.9 million of the increase in personnel cost dollars was necessary to support revenue growth from CBIZ’s contractual relationship with Edward Jones. The remainder of the increase in personnel costs relates to annual merit increases to existing employees and an overall increase in headcount, primarily to support growth in the healthcare consulting business.

Direct costs primarily relate third party labor used to support special projects under the contractual agreement with Edward Jones. Direct costs were 1.7% and 1.9% of revenue for the years ended December 31, 2008 and 2007, respectively. Occupancy costs are relatively fixed in nature and were $0.5 million for the years ended December 31, 2008 and 2007.

The increase in gross margin was due to the overall increase in revenue. As personnel and facilities costs are relatively fixed in the short-term, margins generally improve with revenue growth.

Financial Condition

Total assets were $712.0 million at December 31, 2009, an increase of $13.4 million versus December 31, 2008. Current assets of $267.8 million exceeded current liabilities of $189.7 million by $78.1 million.

Cash and cash equivalents decreased by $0.4 million to $9.3 million at December 31, 2009 from December 31, 2008. Restricted cash was $15.4 million at December 31, 2009, a decrease of $0.4 million from December 31, 2008. Restricted cash represents funds held in connection with the pass through of insurance premiums to various carriers and funds held in connection with CBIZ’s Financial Industry Regulatory Authority (“FINRA”) regulated businesses. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net were $127.6 million and $124.8 million at December 31, 2009 and 2008, respectively. The $2.8 million increase in accounts receivable, net was attributable to an increase in revenue in 2009 compared to 2008. Days sales outstanding (“DSO”) from continuing operations was 66 days for the twelve months ended December 31, 2009 and 2008. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. The calculation of DSO for the twelve months ended December 31, 2008 excludes accounts receivable and unbilled revenue that related to the acquisition of Mahoney Cohen & Company in New York on December 31, 2008. These receivables were excluded from the DSO calculation because they are a component of the acquisition, as opposed to being associated with the Company’s trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by investment analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Income taxes refundable increased by $0.1 million to $3.4 million at December 31, 2009 from $3.3 million at December 31, 2008. The increase in income taxes refundable was primarily due to CBIZ making estimated tax payments that exceeded the tax liabilities CBIZ expects to incur with its 2009 income tax filings.

Funds held for clients (current and non-current) and client fund obligations relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to changes in the market value of the underlying investments. The nature of these accounts is further described in Note 1 of the accompanying consolidated financial statements.

Property and equipment, net decreased by $3.8 million to $26.8 million at December 31, 2009 from $30.6 million at December 31, 2008. The decrease is primarily the result of depreciation and amortization expense of $7.9 million, partially offset by capital expenditures of $4.0 million during 2009. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $26.5 million at December 31, 2009 from December 31, 2008, which is primarily comprised of $31.6 and $7.5 million of net additions to goodwill and intangible assets, respectively, offset by $12.6 million of amortization expense for the twelve months ended December 31, 2009. The increase in goodwill consisted of $9.5 million due to 2009 acquisitions and $26.1 million of additional purchase price earned by previous acquisitions, partially offset by a decrease of $4.0 million attributable to purchase price allocations. The decrease in goodwill attributable to purchase price allocations occurred as additional information became available related to the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC, and was offset by a $2.5 million increase in other intangible assets and $1.5 million reduction in other liabilities.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $27.5 million and $19.7 million at December 31, 2009 and December 31, 2008, respectively. The increase in assets of the deferred compensation plan of $7.8 million consisted of net participant contributions of $2.3 million and an increase in the fair value of the investments of $5.5 million for the twelve months ended December 31, 2009. The plan is described in further detail in Note 14 of the accompanying consolidated financial statements.

The accounts payable balance of $25.7 million at December 31, 2009 reflects amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $34.2 million at December 31, 2009 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable — current increased by $12.3 million to $13.4 million at December 31, 2009 from $1.1 million at December 31, 2008. Notes payable balances and activity are primarily attributable to contingent proceeds earned by businesses acquired in previous years. During the year ended December 31, 2009, contingent proceeds earned by acquired businesses from prior years resulted in an increase of approximately $24.9 million, partially offset by payments of approximately $12.5 million.

Other liabilities (current and non-current) increased by $0.7 million at December 31, 2009 from December 31, 2008. The increase is primarily attributable to approximately $5.6 million of estimated contingent proceeds related to the 2009 acquisitions of EAO and MeyersDining, offset by $1.5 million of contingent proceeds paid for previously acquired businesses, $1.5 million due to the change in purchase price allocation related to the December 31, 2008 acquisition of Mahoney Cohen & Company, a decrease in unearned revenues of $0.8 millions and a decrease of $0.6 million for the self insured health insurance.

Income taxes payable — non-current decreased $0.1 million to $6.7 million at December 31, 2009 from $6.8 million at December 31, 2008. The decrease in income taxes payable — non-current was primarily due to the lapse of certain statutes of limitations. Income taxes are further discussed in Note 8 of the accompanying consolidated financial statements.

CBIZ’s $100.0 million Notes are carried at face value less any unamortized discount. The $4.0 million increase in the carrying value of the Notes at December 31, 2009 versus December 31, 2008 represents amortization of the discount which is recognized as interest expense in the consolidated statements of operations. The Notes are further disclosed in Notes 1 and 9 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility decreased $15.0 million to $110.0 million at December 31, 2009 from $125.0 million at December 31, 2008. Payments on the credit facility were made using the excess cash from operating activities after approximately $33.5 million was used to fund strategic initiatives, including payments for business acquisitions of approximately $20.2 million and share repurchases of approximately $13.3 million (as described under “Sources and Uses of Cash” below).

Stockholders’ equity increased $29.0 million to $270.6 million at December 31, 2009 from $241.6 million at December 31, 2008. The increase in stockholders’ equity was primarily attributable to net income of $31.4 million, proceeds from CBIZ’s stock award programs which collectively contributed $6.5 million, and the issuance of $4.0 million in common shares related to business acquisitions. These increases were offset by an increase in treasury stock of approximately $13.3 million as the Company repurchased 1.8 million shares of its common stock.

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

CBIZ maintains a $214.0 million unsecured credit facility with Bank of America as agent bank for a group of six participating banks. The credit facility has a letter of credit sub-facility and matures in November 2012. The credit facility includes an accordion feature that under certain conditions allows CBIZ to expand its borrowing capacity to $250.0 million. At December 31, 2009, CBIZ had $110.0 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $6.1 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $75.9 million at December 31, 2009. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic investments.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of December 31, 2009.

CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a shelf registration under which it can offer such securities. See Note 15 to the accompanying consolidated financial statements included in this Annual Report for a description of the shelf registration statement.

Sources and Uses of Cash

The following table summarizes cash flows from operating, investing and financing activities for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Total cash provided by (used in):
Operating activities	$49,434	$41,069	$30,130
Investing activities	(22,990)	(100,382)	(29,887)
Financing activities	(26,859)	56,841	(1,070)

Decrease in cash and cash equivalents	$(415)	$(2,472)	$(827)

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

Net cash provided by operating activities increased by $8.3 million to $49.4 million for the year ended December 31, 2009 from $41.1 million for the comparable period in 2008. The increase in operating cash flows was primarily due to higher net income, noncash increases in depreciation and amortization of $5.6 million related to acquired businesses and noncash increases in deferred taxes of $2.6 million. Other sources of cash resulted from an increase in income taxes payable of $2.8 million over prior year due to the timing of tax payments and an increase in collections on account receivable of $2.2 million. These sources are partially offset by uses of cash of $9.1 million relating to changes in accrued personnel costs resulting from a reduction of incentive compensation expense and a decrease in accounts payable due to timing of payments. Operating cash flows provided by discontinued operations increased $5.6 million over the prior year.

Net cash provided by operating activities increased by $10.9 million to $41.1 million for the year ended December 31, 2008 from $30.1 million for the comparable period in 2007. Approximately $19.6 million of the increase was attributable to an increase in operating income and approximately $4.1 million was attributable to a change in the timing of disbursements related to employee health benefits as CBIZ converted its employee health benefit plan from a fully-insured plan to a self-funded program effective January 1, 2008. These increases were partially offset by decreases related to changes in restricted cash, accounts receivable and accrued personnel costs totaling $7.1 million. The decrease related to accounts receivable occurred as a result of slower collections; DSO increased to 66 days at December 31, 2008 from 65 days at December 31, 2007.

Investing Activities

CBIZ’s investing activities typically result in a net use of cash, and generally consist of: payments for business acquisitions and contingent payments associated with prior acquisitions of businesses and client lists, purchases of intangible assets and capital equipment, proceeds received from sales of divestitures and discontinued operations, and activity related to notes receivable. Capital expenditures consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.

Investing uses of cash during the year ended December 31, 2009 primarily consisted of $20.2 million of net cash used towards business acquisitions and intangible assets, including two businesses acquired during 2009, and $4.0 million for net capital expenditures. These uses of cash were partially offset by $0.9 million in proceeds received from the sale of divested and discontinued operations and $0.4 million in net activity on notes receivable.

Investing uses of cash during the year ended December 31, 2008 primarily consisted of $98.0 million of net cash used towards business acquisitions and intangible assets, including the two businesses acquired on December 31, 2008, and

$8.1 million for net capital expenditures, and were partially offset by $5.4 million in proceeds received from the sale of divested and discontinued operations and $0.8 million in proceeds from the sale of a long-term investment.

Investing uses of cash during the year ended December 31, 2007 consisted of $59.5 million of net cash used towards business acquisitions and intangible assets and $6.0 million for net capital expenditures. These investing uses of cash were partially offset by $28.5 million in proceeds from the sale of divested and discontinued operations and $7.9 million in proceeds from the sale of a long-term investment.

Cash flows from investing activities also include investing activities of discontinued operations, which primarily relate to capital expenditures and contingent payments associated with prior acquisitions of a business and client lists. Investing cash flows used in discontinued operations were $0.1 million, $0.5 million, and $0.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock and proceeds from the exercise of stock options.

Net cash used in financing activities was $27.0 million compared to $56.8 million provided by financing activities for the comparable period in 2008. Financing uses of cash during the year ended December 31, 2009 included $15.0 million in net payments on the credit facility, $13.3 million in cash used to repurchase 1.8 million shares of CBIZ common stock in the current year and settle share repurchase activity from the prior year, offset by $1.8 million in proceeds from the exercise of stock options, including the related tax benefits.

Financing sources of cash during the year ended December 31, 2008 included $95.0 million in net borrowings on the credit facility and $5.9 million in proceeds from the exercise of stock options, including the related tax benefits. These sources of cash were partially offset by $41.4 million in cash used to repurchase approximately 4.8 million shares of CBIZ common stock.

Financing uses of cash during the year ended December 31, 2007 included $38.1 million in cash used to repurchase approximately 5.2 million shares of CBIZ common stock, and $0.5 million in net payments towards notes payable and capitalized leases. These uses of cash were substantially offset by sources of cash which included $30.0 million in net proceeds from the credit facility and $7.7 million in proceeds from the exercise of stock options, including the related tax benefits.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter

Convertible notes(1)	$100,000	$—	$—	$—	$—	$—	$100,000
Interest on convertible notes	51,563	3,125	3,125	3,125	3,125	3,125	35,938
Credit facility(2)	110,000	—	—	110,000	—	—	—
Notes payable	13,410	13,410	—	—	—	—	—
Contingent purchase price payable	5,575	—	—	5,575	—	—	—
Capitalized leases	154	154	—	—	—	—	—
Restructuring lease obligations(3)	9,074	1,890	1,873	1,801	1,199	794	1,517
Non-cancelable operating lease obligations(3)	176,357	34,706	31,100	26,749	21,230	15,955	46,617
Letters of credit in lieu of cash security deposits	3,516	1,886	200	—	45	250	1,135
Performance guarantees for Non-consolidated affiliates	2,570	2,570	—	—	—	—	—
License bonds and other letters of credit	1,459	1,285	174	—	—	—	—

Total	$473,678	$59,026	$36,472	$147,250	$25,599	$20,124	$185,207

(1)	Convertible notes mature on June 1, 2026, but may be redeemed anytime after June 6, 2011.

(2)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(3)	Excludes cash expected to be received under subleases.

The above table does not reflect $6.1 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.

Off-Balance Sheet Arrangements

CBIZ maintains administrative service agreements with independent CPA firms (as described more fully under “Business — Financial Services”), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $2.6 million and $1.2 million at December 31, 2009 and 2008, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits. Letters of credit totaled $3.5 million and $4.6 million at December 31, 2009 and 2008, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at December 31, 2009 and 2008 was $1.5 million and $1.7 million, respectively.

CBIZ has various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2009, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Interest Rate Risk Management

CBIZ uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At December 31, 2009, CBIZ had a total of $30.0 million notional amount of interest rate swaps outstanding, of which $10.0 million expired in January 2010 and $20.0 million will expire in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

CBIZ carries $100.0 million in convertible senior subordinated notes bearing a fixed interest rate of 7.8%. The Notes mature on June 1, 2026 and have call protection such that they may not be redeemed until June 6, 2011. CBIZ believes the fixed nature of this borrowing mitigates our interest rate risk.

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

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. Contract terms are typically contained in a signed agreement with our clients (or when applicable, other third parties) which generally define the scope of services to be provided, pricing of services, and payment terms generally ranging from invoice date to 90 days after invoice date. Billing may occur prior to, during, or upon completion of the service. We typically do not have acceptance provisions or right of refund arrangements included in these agreements. Contract terms vary depending on the scope of service provided, the deliverables, and the complexity of the engagement.

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

Revenue for asset-based fees is recognized when the data necessary to compute revenue is determinable, which is typically when either market valuation information is available, the data necessary to compute our fees is made available by third party administrators or when cash is received. CBIZ only recognizes revenue when cash is received for those arrangements where the data necessary to compute our fees is not available to the Company in a timely manner.

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

•	Technology Consulting — Revenue consists of services that primarily relate to the installation, maintenance and repair of hardware. These services are charged to customers based on cost plus an agreed-upon markup percentage.

•	Health Care Consulting — Clients are billed for health care consulting services based upon a predetermined agreed-upon fixed fee, time and expense, or as a percentage of savings. Revenue for fixed fee and time and expense arrangements is recognized over the performance period based upon actual hours incurred, and revenue that is contingent upon savings is recognized after contingencies have been resolved and verified by a third party.

•	Mergers & Acquisitions — Clients are billed monthly for non-refundable retainer fees, or upon the completion of a transaction (success fees). Revenue associated with non-refundable retainer fees is recognized on a straight-line basis over the life of the engagement, as services are performed throughout the term of the contract period of the arrangement. Revenue associated with success fee transactions is recognized when the transaction is completed.

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

Valuation of Goodwill

CBIZ utilizes the acquisition method of accounting for all business combinations. Intangible assets, which include client lists and non-compete agreements, are amortized over their expected period of benefit, not to exceed ten years.

In accordance with generally accepted accounting principles, goodwill is not amortized, but rather is tested for impairment annually during the fourth quarter of each year. Impairment testing may be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

CBIZ estimates the fair value of its reporting units utilizing a combination of the discounted cash flow (income approach) and market comparable (market approach) methods. Under the income approach, fair value is estimated as the present value of estimated future cash flows. This approach requires the use of significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projection of future revenues and expenses inherently includes significant assumptions related to estimated economic trends, expected client behavior and other factors which are beyond management’s control. Under the market approach, fair value is estimated by applying the multiples of comparable companies and sales transactions to CBIZ’s reporting units. The estimated fair value of each reporting unit is compared with the respective reporting unit’s net asset carrying value. If the carrying value exceeds fair value, a possible impairment of goodwill and indefinite-lived intangible assets exists and further evaluation is performed.

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

As of the annual testing date in the fourth quarter of 2009, the fair value of CBIZ’s Payroll reporting unit exceeded its carrying value by approximately 20%. However, future declines in service revenues or future declines in interest rates, which would reduce interest income earned on the float of clients’ funds, could reduce the fair value of the reporting unit to an amount less than the carrying value. This could result in a possible impairment of the reporting unit’s goodwill balance, which is $5.7 million at December 31, 2009.

The fair value of CBIZ’s other reporting units substantially exceeded the carrying value of that respective reporting unit as of the testing date in the fourth quarter of 2009. Future decreases in CBIZ’s stock price, or changes in comparable transaction multiples or other changes in CBIZ’s business or the market for its services, could reduce the fair value of each reporting unit. Any of these changes could reduce the fair value of the reporting units and could result in impairments of goodwill and other intangible assets. There was no goodwill impairment during the years ended December 31, 2009, 2008 or 2007.

Loss Contingencies

Loss contingencies, including litigation claims, are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis that often depends on judgment about potential actions by third parties.

Incentive Compensation

Determining the amount of expense to recognize for incentive compensation at interim and annual reporting dates involves management judgment. Expenses accrued for incentive compensation are based upon expected financial results for the year, and the ultimate determination of incentive compensation is unable to be made until after year-end results are finalized. Thus, amounts accrued are subject to change in future interim periods if actual future financial results are higher or lower than expected. In arriving at the amount of expense to recognize, management believes it makes reasonable judgments using all significant information available.

Income Taxes

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves management judgment. Management estimates an annual effective tax rate (which takes into consideration expected full-year results), which is applied to the Company’s quarterly operating results to determine the provision for income tax expense. In the event there is a significant, unusual or infrequent item recognized in the quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. In addition, reserves are established for uncertain tax positions and contingencies. See Note 1 and Note 8 to the accompanying consolidated financial statements for further information.

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

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which adds disclosure requirements about transfers in and out of Levels 1 and 2, for activity relating to Level 3 measurements, and clarifies input and valuation techniques. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except as it pertains to the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. This Level 3 requirement will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of adopting ASU 2010-06 and will include any required disclosures in its report for the interim period ended March 31, 2010, as appropriate.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 clarifies and improves financial reporting by entities involved with variable interest entities. ASU 2009-17 is effective as of the beginning of the annual period beginning after November 15, 2009. We currently do not expect ASU 2009-17 to have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at December 31, 2009 was $110.0 million. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2009, interest expense would increase or decrease approximately $0.8 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ has used interest rate swaps to manage the interest rate mix of its credit facility and related overall cost of borrowing. Interest rate swaps involve the exchange of floating for fixed rate interest payments to effectively convert floating rate debt into fixed rate debt based on a one, three, or six-month U.S. dollar LIBOR. Interest rate swaps allow CBIZ to maintain a target range of fixed to floating rate debt. At December 31, 2009, CBIZ had a total notional amount of $30.0 million related to its interest rate swaps, of which $10.0 million expired in January 2010 and $20.0 million expire in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

In connection with CBIZ’s payroll business, funds held for clients are segregated and invested in short-term investments, which included ARS prior to the dislocation of this market in early 2008. ARS are variable debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. In accordance with the Company’s investment policy, all investments carry an investment grade rating at the time of the initial investment.

Since the first quarter of 2008, conditions in the credit markets have resulted in the failure of auctions for the ARS that CBIZ holds because the amount of securities submitted for sale exceed the amount of bids. A failed auction does not necessarily represent a default by the issuer of the underlying security. To date, CBIZ has collected all interest on all of its auction rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities. CBIZ understands that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of its investment in ARS no longer approximates face value. See Notes 6 and 7 to the accompanying consolidated financial statements for further discussion regarding ARS and the related asset impairments.

CBIZ continues to monitor the market for ARS and consider its impact on the fair value of CBIZ’s investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, CBIZ may be required to record additional unrealized losses in other comprehensive income or impairment charges that would be recorded against net income in future periods.

Despite the failed auctions with regards to ARS, CBIZ believes it has adequate liquidity to operate and settle client obligations as the majority of CBIZ’s client funds are invested in highly liquid short-term money market funds and corporate bonds.

Item 8.	Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set forth in Item 15(a) hereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of CBIZ’s Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that CBIZ files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by CBIZ in the reports that it files under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Management, including the Company’s CEO and CFO, does not expect that its Disclosure Controls or its internal control over financial reporting (“Internal Controls”) will prevent all error and all fraud. Although CBIZ’s Disclosure Controls are designed to provide reasonable assurance of achieving their objective, a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CBIZ have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that as of the end of the period covered by this report, CBIZ’s Disclosure Controls are effective at the reasonable assurance level described above.

There were no changes in the Company’s Internal Controls that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, CBIZ’s Internal Controls.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, CBIZ conducted an evaluation of its internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, the Company’s management has concluded that CBIZ’s internal control over financial reporting was effective as of December 31, 2009.

CBIZ’s independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of CBIZ’s internal control over financial reporting which appears in Item 8 of this Annual Report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2010 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

Name	Age	Position(s)

Executive Officers and Directors:
Steven L. Gerard(1)	64	Chairman and Chief Executive Officer
Rick L. Burdick(1)(3)	58	Lead Director and Vice Chairman
Michael H. DeGroote	49	Director
Joseph S. DiMartino(3)(4)	66	Director
Richard C. Rochon(2)(3)(4)	52	Director
Todd Slotkin(2)(3)(4)	57	Director
Donald V. Weir(2)(3)	68	Director
Benaree Pratt Wiley(3)(4)	63	Director
Jerome P. Grisko, Jr.(1)	48	President and Chief Operating Officer
Ware H. Grove	59	Senior Vice President and Chief Financial Officer
Michael W. Gleespen	51	Secretary and General Counsel
Other Key Employees:
David Sibits	58	President, Financial Services
Robert A. O’Byrne	53	President, Employee Services
G. Darrell Hulsey	40	President, MMP
Michael P. Kouzelos	41	Senior Vice President, Strategic Initiatives
George A. Dufour	63	Senior Vice President and Chief Technology Officer
Mark M. Waxman	53	Senior Vice President of Marketing
Teresa E. Bur	45	Senior Vice President, Human Resources
Kelly J. Marek	39	Treasurer
Robert A. Bosak	42	Controller

(1)	Member of Management Executive Committee

(2)	Member of Audit Committee

(3)	Member of Nominating & Governance Committee

(4)	Member of Compensation Committee

Executive Officers and Directors:

Steven L. Gerard was elected by the Board to serve as its Chairman in October, 2002. He was appointed Chief Executive Officer and Director in October, 2000. Mr. Gerard was Chairman and CEO of Great Point Capital, Inc., a provider of operational and advisory services from 1997 to October 2000. From 1991 to 1997, he was Chairman and CEO of Triangle Wire & Cable, Inc. and its successor Ocean View Capital, Inc. Mr. Gerard’s prior experience includes 16 years with Citibank, N.A. in various senior corporate finance and banking positions. Further, Mr. Gerard served seven years with the American Stock Exchange, where he last served as Vice President of the Securities Division. Mr. Gerard also serves on the Boards of Directors of Lennar Corporation and Joy Global, Inc., and

formerly served on the Boards of Fairchild Company Inc. and TIMCO Aviation Services, Inc. within the last five years.

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

Joseph S. DiMartino has served as a Director of CBIZ since November 1997, when he was elected as an independent director. Mr. DiMartino has been Chairman of the Board of the Dreyfus Family of Funds since January 1995. Mr. DiMartino served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994 and also served as a director of Mellon Bank Corporation. Mr. DiMartino also serves on the Board of Directors of The Newark Group and the Muscular Dystrophy Association. Mr. DiMartino formerly served on the Boards of SunAir Services, Inc. and LEVCOR International, Inc. within the last five years.

Richard C. Rochon has served as a Director of CBIZ since October 1996, when he was elected as an independent director. Mr. Rochon is Chairman and Chief Executive Officer of Royal Palm Capital Management, a private investment and management firm that he founded in March 2002. From 1985 to February 2002 Mr. Rochon served in various capacities with Huizenga Holdings, Inc., a management and holding company owned by H. Wayne Huizenga, where he last served as President. Mr. Rochon has also served as a director of Devcon International, a provider of electronic security services, from July 2004 until September 2009. Additionally, Mr. Rochon has been a director of SunAir Services, Inc., a provider of pest-control and lawn care services from February 2005 until December 2009. Mr. Rochon was also a director of Bancshares of Florida, a full-service commercial bank from 2002 through February 2007. Mr. Rochon was Chairman and CEO of Coconut Palm Acquisition Corp., a newly organized blank check company from September 2005 through June 2007. Mr. Rochon was also employed as a certified public accountant by the public accounting firm of Coopers and Lybrand from 1979 to 1985. Mr. Rochon received his B.S. in accounting from Binghamton University in 1979 and Certified Public Accounting designation in 1981.

Todd Slotkin has served as a Director of CBIZ since September 2003, when he was elected as an independent director. In 2008, Mr. Slotkin became the Portfolio Manager of Irving Place Capital. From 2006 to 2007 Mr. Slotkin served as a Managing Director of Natixis Capital Markets. From 1992 to 2006, Mr. Slotkin served as a SVP (1992-1998) and EVP and Chief Financial Officer (1998-2006) of MacAndrews & Forbes Holdings Inc. Additionally, he was the EVP and CFO of publicly owned M&F Worldwide (1998-2006). Prior to 1992, Mr. Slotkin spent 17 years with Citigroup, ultimately serving as Senior Managing Director and Senior Credit Officer. Mr. Slotkin serves on the Board of Martha Stewart Living Omnimedia. He is Chairman, Director and co-founder of the Food Allergy Initiative. Mr. Slotkin formerly served on the Board of Managers of AlliedBarton and the Board of Directors of TransTech Pharma within the last five years.

Donald V. Weir has served as a Director of CBIZ since September 2003, when he was elected as an independent director. Mr. Weir is Vice President of Private Equity for Sanders Morris Harris Group Inc. and has been with SMHG for the past ten years. Prior to this Mr. Weir was CFO and director of publicly-held Deeptech International and two of its subsidiaries, Tatham Offshore and Leviathan Gas Pipeline Company, both of which were publicly-held companies. Prior to his employment with Deeptech, Mr. Weir worked for eight years with Sugar Bowl Gas Corporation, as Controller and Treasurer and later in a consulting capacity. Mr. Weir was associated with Price Waterhouse, an international accounting firm, from 1966 to 1979.

Benaree Pratt Wiley was appointed as an independent Director of CBIZ in May 2008. Ms. Wiley is a Principal of The Wiley Group, a firm specializing in personnel strategy, talent management, and leadership development primarily for global insurance and consulting firms. Ms. Wiley served as the President and Chief Executive Officer of The Partnership, Inc., a talent management organization for multicultural professionals in the greater Boston region for fifteen years before retiring in 2005. Ms. Wiley is currently a director on the boards of the Dreyfus Family of Funds and Blue Cross and Blue Shield of Massachusetts. Ms. Wiley also chairs the PepsiCo African American Advisory Board. Her civic activities include serving on the boards of The Boston Foundation, the Efficacy Institute and Harvard University.

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

Kelly J. Marek joined CBIZ in December 1998 and was appointed Corporate Treasurer in April 2005. Mrs. Marek served as Corporate Controller from July 1999 through March 2005, and as Manager of External Reporting from December 1998 to June 1999. Prior to joining CBIZ, Mrs. Marek was associated with KPMG LLP, an international accounting firm, from 1992 to December 1998, serving as a Senior Manager of such firm from July 1998 to December 1998. Mrs. Marek is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

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

Information with respect to this item is incorporated by reference from the discussion under the heading “Executive Compensation” in CBIZ’s Definitive Proxy Statement for the 2010 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2010 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2010 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

A director is considered independent under NYSE rules if the Board of Directors determines that the director does not have any direct or indirect material relationship with CBIZ. Mr. Gerard is an employee of CBIZ and therefore has been determined by the Nominating and Governance Committee and the full Board to fall outside the definition of “independent director”. Rick L. Burdick, Michael H. DeGroote, Joseph S. DiMartino, Richard C. Rochon, Todd J. Slotkin, Donald V. Weir and Benaree Pratt Wiley are Non-Employee Directors of CBIZ. The Nominating and Governance Committee and the Board of Directors have determined that each of Rick L. Burdick, Joseph S. DiMartino, Richard C. Rochon, Todd J. Slotkin, Donald V. Weir and Benaree Pratt Wiley are “independent directors” within the meaning of the rules of the NYSE, since they had no material relationship with the Company other than their status and payment as Non-Employee Directors, and as Shareholders. The Nominating and Governance Committee and the Board of Directors have determined that Mssrs. DiMartino, Rochon, Slotkin and Weir are independent under the SEC’s audit committee independence standards.

In connection with these independence determinations, the Nominating and Governance Committee and the Board of Directors considered all of the relationships between each director and CBIZ, and in particular the following relationships:

•	Rick L. Burdick, a Director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin, Gump”). Akin, Gump performed legal work for CBIZ during 2009, 2008 and 2007 for which the firm received approximately $0.4 million, $0.9 million and $0.8 million from CBIZ, respectively. The Nominating and Governance Committee and the Board of Directors have determined that Mr. Burdick should be considered an “independent director” under the meaning of the NYSE rules, since the amounts paid to the law firm of Akin Gump Strauss Hauer & Feld LLP for legal representation of CBIZ throughout 2009 were not collectively significant under the NYSE rules governing director independence.

•	The Committee and the Board determined that Michael H. DeGroote should not be considered an “independent director” under the meaning of the NYSE rules, primarily in light of his relationship to a significant stockholder of the Company. Mr. DeGroote is the son of Michael G. DeGroote, the beneficiary of a trust which is the largest single shareholder for the purposes of determining independence. He is also an officer or director of various privately held companies that obtain several types of insurance coverage through CBIZ. The commissions paid to CBIZ for the years ended December 31, 2009 and 2008 were approximately $0.1 million, respectively.

•	Richard C. Rochon, a Director of CBIZ, is also an officer or director of various entities which secure several types of insurance coverage through CBIZ. However, the commissions paid to CBIZ for the purpose of securing such coverage, totaling approximately $0.2 million for the years ended December 31, 2009 and 2008, do not collectively appear significant under the NYSE rules governing director independence. Therefore, the Nominating and Governance Committee and the Board of Directors determined that Mr. Rochon should be considered an “independent director”.

A number of the businesses acquired by CBIZ are located in properties that are indirectly owned by persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $1.0 million, $1.2 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, under such leases which management believes were at market rates.

Robert A. O’Byrne, President, Employee Services, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O’Byrne was an owner. The partnership received approximately $0.1 million from CBIZ during the year ended December 31, 2009, and $0.2 million for each of the years ended December 31, 2008 and 2007.

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

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $2.6 million and $1.2 million as of December 31, 2009 and 2008, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

Item 14.	Principal Accounting Fees and Services.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2010 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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
March 16, 2010

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

/s/ Steven L. Gerard Steven L. Gerard Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ Ware H. Grove Ware H. Grove Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Rick L. Burdick Rick L. Burdick Director	/s/ Michael H. Degroote Michael H. DeGroote Director

/s/ Joseph S. Dimartino Joseph S. DiMartino Director	/s/ Richard C. Rochon Richard C. Rochon Director

/s/ Todd Slotkin Todd Slotkin Director	/s/ Donald V. Weir Donald V. Weir Director

/s/ Benaree Pratt Wiley Benaree Pratt Wiley Director

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CBIZ, Inc:

We have audited CBIZ, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9A of Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CBIZ, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Cleveland, Ohio
March 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CBIZ, Inc.

We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company, in 2009, changed its method of accounting for impairment of debt securities and business combinations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
Cleveland, Ohio
March 16, 2010

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In thousands, except per share data)

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$9,257	$9,672
Restricted cash	15,432	15,786
Accounts receivable, net	127,638	124,804
Notes receivable — current, net	1,766	2,133
Income taxes refundable	3,391	3,271
Deferred income taxes — current	7,579	6,750
Other current assets	10,701	10,710
Assets of discontinued operations	4,109	7,108

Current assets before funds held for clients	179,873	180,234
Funds held for clients — current	87,925	103,097

Total current assets	267,798	283,331
Property and equipment, net	26,833	30,631
Notes receivable — non-current, net	1,041	927
Deferred income taxes — non-current, net	237	1,383
Goodwill and other intangible assets, net	375,211	348,752
Assets of deferred compensation plan	27,457	19,711
Funds held for clients — non-current	10,545	10,024
Other assets	2,847	3,833

Total assets	$711,969	$698,592

LIABILITIES
Current liabilities:
Accounts payable	$25,707	$27,958
Accrued personnel costs	34,249	40,357
Notes payable — current	13,410	1,064
Other current liabilities	12,755	16,980
Liabilities of discontinued operations	2,281	3,844

Current liabilities before client fund obligations	88,402	90,203
Client fund obligations	101,279	116,638

Total current liabilities	189,681	206,841
Convertible notes	93,848	89,887
Bank debt	110,000	125,000
Income taxes payable — non-current	6,686	6,797
Deferred compensation plan obligations	27,457	19,711
Other non-current liabilities	13,679	8,757

Total liabilities	441,351	456,993

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 108,075 and 106,789; shares outstanding 61,936 and 62,472	1,081	1,068
Additional paid-in capital	518,637	508,023
Retained earnings (accumulated deficit)	21,464	(10,155)
Treasury stock, 46,139 and 44,317 shares	(269,642)	(256,295)
Accumulated other comprehensive loss	(922)	(1,042)

Total stockholders’ equity	270,618	241,599

Total liabilities and stockholders’ equity	$711,969	$698,592

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except per share data)

	2009	2008	2007

Revenue	$739,700	$685,933	$619,307
Operating expenses	651,311	588,142	540,379

Gross margin	88,389	97,791	78,928
Corporate general and administrative expenses	30,722	28,691	29,462

Operating income	57,667	69,100	49,466
Other income (expense):
Interest expense	(13,392)	(10,786)	(9,038)
Gain on sale of operations, net	989	745	144
Other income (expense), net	6,622	(7,618)	10,584

Total other income (expense), net	(5,781)	(17,659)	1,690
Income from continuing operations before income tax expense	51,886	51,441	51,156
Income tax expense	19,798	19,637	20,776

Income from continuing operations	32,088	31,804	30,380
Loss from operations of discontinued operations, net of tax	(902)	(1,132)	(1,453)
Gain (loss) on disposal of discontinued operations, net of tax	210	(268)	3,882

Net income	$31,396	$30,404	$32,809

Earnings (loss) per share:
Basic:
Continuing operations	$0.52	$0.51	$0.47
Discontinued operations	(0.01)	(0.02)	0.03

Net income	$0.51	$0.49	$0.50

Diluted:
Continuing operations	$0.52	$0.51	$0.46
Discontinued operations	(0.01)	(0.02)	0.03

Net income	$0.51	$0.49	$0.49

Basic weighted average common shares outstanding	61,200	61,839	65,061

Diluted weighted average common shares outstanding	61,859	62,572	66,356

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

				Accumulated			Accumulated
	Issued		Additional	Deficit/			Other
	Common	Common	Paid-In	Retained	Treasury	Treasury	Comprehensive
	Shares	Stock	Capital	Earnings	Shares	Stock	Loss	Totals

December 31, 2006	101,754	$1,018	$465,319	$(72,917)	34,338	$(176,773)	$(69)	$216,578

Cumulative effect from the adoption of accounting for uncertain tax positions	—	—	—	663	—	—	—	663
Cumulative effect from the adoption of accounting for convertible debt	—	—	11,425	(1,115)	—	—	—	10,310

January 1, 2007	101,754	$1,018	$476,744	$(73,369)	34,338	$(176,773)	$(69)	$227,551

Comprehensive income:
Net income	—	—	—	32,810	—	—	—	32,810
Foreign currency translation	—	—	—	—	—	—	(45)	(45)
Unrealized gains on available for sale securities, net of tax	—	—	—	—	—	—	12	12

Total comprehensive income								32,777
Share repurchases	—	—	—	—	5,176	(38,110)	—	(38,110)
Restricted stock	243	2	(2)	—	—	—	—	—
Stock options exercised	2,007	20	4,679	—	—	—	—	4,699
Share-based compensation	—	—	2,294	—	—	—	—	2,294
Tax benefit from employee share plans	—	—	2,998	—	—	—	—	2,998
Business acquisitions	281	3	2,512	—	—	—	—	2,515
Other	(134)	(2)	4	—	—	—	—	2

December 31, 2007	104,151	$1,041	$489,229	$(40,559)	39,514	$(214,883)	$(102)	$234,726

Comprehensive income:
Net income	—	—	—	30,404	—	—	—	30,404
Foreign currency translation	—	—	—	—	—	—	(63)	(63)
Unrealized losses on available for sale securities, net of income tax benefit of $442	—	—	—	—	—	—	(670)	(670)
Unrealized losses on interest rate swap, net of income tax benefit of $121	—	—	—	—	—	—	(207)	(207)

Total comprehensive income								29,464
Share repurchases	—	—	—	—	4,803	(41,412)	—	(41,412)
Restricted stock	318	4	(4)	—	—	—	—	—
Stock options exercised	1,135	11	4,086	—	—	—	—	4,097
Share-based compensation	—	—	3,740	—	—	—	—	3,740
Tax benefit from employee share plans	—	—	1,797	—	—	—	—	1,797
Business acquisitions	1,185	12	9,175	—	—	—	—	9,187

December 31, 2008	106,789	$1,068	$508,023	$(10,155)	44,317	$(256,295)	$(1,042)	$241,599

Comprehensive income:
Net income	—	—	—	31,396	—	—	—	31,396
Foreign currency translation	—	—	—	—	—	—	(64)	(64)
Unrealized gains on available for sale securities, net of income tax expense of $214	—	—	—	—	—	—	321	321
Unrealized gains on interest rate swap, net of income tax expense of $51	—	—	—	—	—	—	86	86

Total comprehensive income								31,739
Cumulative effect of adoption of accounting for other-than-temporary impaired investments, net of income tax benefit of $149	—	—	—	223	—	—	(223)	—
Share repurchases	—	—	—	—	1,822	(13,347)	—	(13,347)
Restricted stock	385	4	(4)	—	—	—	—	—
Stock options exercised	364	4	1,317	—	—	—	—	1,321
Share-based compensation	—	—	4,754	—	—	—	—	4,754
Tax benefit from employee share plans	—	—	478	—	—	—	—	478
Business acquisitions	537	5	4,069	—	—	—	—	4,074

December 31, 2009	108,075	$1,081	$518,637	$21,464	46,139	$(269,642)	$(922)	$270,618

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	2009	2008	2007

Cash flows from operating activities:
Net income	$31,396	$30,404	$32,809
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations of discontinued operations, net of tax	902	1,132	1,453
Gain on sale of long-term investment	—	(796)	(7,259)
(Gain) loss on disposal of discontinued operations, net of tax	(210)	268	(3,882)
Gain on sale of operations, net	(989)	(745)	(144)
Amortization of discount on convertible notes	3,961	3,670	3,400
Asset impairments	—	2,251	524
Provision for credit losses and bad debt, net of recoveries	7,826	6,684	3,403
Notes payable extinguishment	—	(65)	(65)
Depreciation and amortization expense	20,498	14,922	13,347
Deferred income taxes	245	(2,392)	(922)
Excess tax benefits from share based payment arrangements	(478)	(1,797)	(2,998)
Employee stock awards	4,754	3,740	2,294
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	354	(384)	2,105
Accounts receivable, net	(10,526)	(12,682)	(11,848)
Other assets	1,006	684	(164)
Accounts payable	(2,257)	1,386	(1,195)
Income taxes	(86)	(2,843)	(2,726)
Accrued personnel costs	(6,113)	(643)	3,169
Other liabilities	(1,627)	3,052	535

Net cash provided by continuing operations	48,656	45,846	31,836
Operating cash flows provided by (used in) discontinued operations	778	(4,777)	(1,706)

Net cash provided by operating activities	49,434	41,069	30,130

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(20,185)	(96,335)	(57,936)
Acquisition of other intangible assets	(17)	(1,615)	(1,613)
Proceeds from sale of investment	—	796	7,864
Proceeds from sales of divested and discontinued operations	895	5,412	28,463
Additions to notes receivable	(350)	(660)	(100)
Payments received on notes receivable	769	636	272
Additions to property and equipment, net	(4,029)	(8,118)	(6,037)
Investing cash flows used in discontinued operations	(73)	(498)	(800)

Net cash used in investing activities	(22,990)	(100,382)	(29,887)

Cash flows from financing activities:
Proceeds from bank debt	429,345	353,175	284,485
Payment of bank debt	(444,345)	(258,175)	(254,485)
Payment of acquired debt	—	(1,544)	—
Payment of notes payable and capitalized leases, net	(274)	(428)	(531)
Deferred financing costs	(37)	(669)	(126)
Payment for acquisition of treasury stock	(13,347)	(41,412)	(38,110)
Proceeds from exercise of stock options	1,321	4,097	4,699
Excess tax benefit from exercise of stock awards	478	1,797	2,998

Net cash (used in) provided by financing activities	(26,859)	56,841	(1,070)

Net decrease in cash and cash equivalents	(415)	(2,472)	(827)
Cash and cash equivalents at beginning of year	9,672	12,144	12,971

Cash and cash equivalents at end of year	$9,257	$9,672	$12,144

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

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries (“CBIZ”, or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

CBIZ has determined that its relationship with certain Certified Public Accounting (“CPA”) firms with whom it maintains administrative service agreements (“ASAs”) qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management’s estimates and assumptions include, but are not limited to, estimates of collectibility of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, estimates of accrued liabilities (such as incentive compensation, self-funded health insurance accruals, legal reserves, future contingent purchase price obligations, and consolidation and integration reserves), the provision for income taxes, the realizability of deferred tax assets, and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2008 and 2007 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation and revised to reflect the retroactive application of Financial Accounting

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options”, as well as the impact of discontinued operations.

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

Funds Held for Clients include cash, overnight investments, corporate bonds and auction rate securities (“ARS”). See Note 6 for further discussion of ARS.

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

Goodwill

CBIZ utilizes the acquisition method of accounting for all business combinations. In accordance with generally accepted accounting principles, goodwill is not amortized, but rather is tested for impairment annually during the fourth quarter of each year. Impairment testing may be performed between annual tests if an event occurs or

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. To conduct a goodwill impairment test, CBIZ estimates the fair value of its reporting units utilizing a combination of the discounted cash flow (income approach) and market comparable (market approach) methods. Under the income approach, fair value is estimated as the present value of estimated future cash flows. Under the market approach, fair value is estimated by applying the multiples of comparable companies and sales transactions to CBIZ’s reporting units.

The estimated fair value of each reporting unit is compared with the respective reporting unit’s net asset carrying value. If the carrying value exceeds fair value, a possible impairment of goodwill exists and further evaluation is performed.

Long-Lived Assets

Long-lived assets primarily include property and equipment and intangible assets, which primarily consist of client lists and non-compete agreements. The intangible assets are amortized over their expected periods of benefit, which generally ranges from two to ten years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or groups of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

Buildings	25 to 40 years
Furniture and fixtures	5 to 10 years
Capitalized software	2 to 7 years
Equipment	3 to 7 years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the respective lease.

The cost of software purchased or developed for internal use is capitalized and amortized to expense using the straight-line method over an estimated useful life not to exceed seven years. Capitalized software is classified as “property and equipment, net” in the consolidated balance sheets.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating losses and tax credit carryforwards. State income tax credits are accounted for using the flow-through method.

A valuation allowance is provided when it is more likely than not that some portion of a deferred tax asset will not be realized. CBIZ determines valuation allowances based on the analysis of amounts available in the statutory carryback or carryforward periods, the reversal of deferred tax liabilities, and assessment of the consolidated and/or separate company profitability. Determining valuation allowances includes significant judgment by management, and different judgments could yield different results.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. Contract terms are typically contained in a signed agreement with our clients (or when applicable, other third parties) which generally define the scope of services to be provided, pricing of services, and payment terms generally ranging from invoice date to 90 days after invoice date. Billing may occur prior to, during, or upon completion of the service. We typically do not have acceptance provisions or right of refund arrangements included in these agreements. Contract terms vary depending on the scope of service provided, the deliverables, and the complexity of the engagement.

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

•	Commissions Revenue — Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from the insured (agency or indirect billing) are recognized as of the latter of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the data necessary from the carriers to properly record revenue becomes available; and life insurance commissions are recognized when the policy becomes effective. Commission revenue is reported net of sub-broker commissions, and reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue for asset-based fees is recognized when the data necessary to compute revenue is determinable, which is typically when either market valuation information is available, the data necessary to compute our fees is made available by third party administrators or when cash is received. CBIZ only recognizes revenue when cash is received for those arrangements where the data necessary to compute our fees is not available to the Company in a timely manner.

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

•	Technology Consulting — Revenue consists of services that primarily relate to the installation, maintenance and repair of hardware. These services are charged to customers based on cost plus an agreed-upon markup percentage.

•	Health Care Consulting — Clients are billed for health care consulting services based upon a predetermined agreed-upon fixed fee, time and expense, or as a percentage of savings. Revenue for fixed fee and time and expense arrangements is recognized over the performance period based upon actual hours incurred, and revenue that is contingent upon savings is recognized after contingencies have been resolved and verified by a third party.

•	Mergers & Acquisitions — Clients are billed monthly for non-refundable retainer fees, or upon the completion of a transaction (success fees). Revenue associated with non-refundable retainer fees is recognized on a straight-line basis over the life of the engagement, as services are performed throughout the term of the contract period of the arrangement. Revenue associated with success fee transactions is recognized when the transaction is completed.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Expenses

Operating expenses represent costs of service and other costs incurred to operate our business units and are primarily comprised of personnel costs and occupancy related expenses. Personnel costs include base compensation, commissions, payroll taxes, gains or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include stock-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized. Total personnel costs were $483.5 million, $428.5 million and $399.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $46.1 million, $39.5 million and $36.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Rent expense under such leases is recognized evenly throughout the term of the lease obligation when the total lease commitment is a known amount, and records rent expense on a cash basis when future rent payment increases under the obligation are unknown due to rent escalations being tied to factors that are not currently measurable (such as increases in the consumer price index). Differences between rent expense recognized and the cash payments required under operating lease agreements are recorded in the consolidated balance sheets as other non-current liabilities.

CBIZ may receive incentives to lease office facilities in certain areas. Such incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term.

Stock-Based Awards

The measurement and recognition of compensation cost for all stock-based payment awards made to employees and non-employee directors is based on the fair value of the award. Accordingly, CBIZ recognizes stock-based compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of up to four years. Stock-based compensation expense is recorded in the consolidated statements of operations as operating expenses or corporate general and administrative expenses, depending on where the respective individual’s compensation is recorded.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which adds disclosure requirements about transfers in and out of Levels 1 and 2, for activity relating to Level 3 measurements, and clarifies input and valuation techniques. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except as it pertains to the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. This Level 3 requirement will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of adopting ASU 2010-06 and will include any required disclosures in its report for the interim period ended March 31, 2010, as appropriate.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 clarifies and improves financial reporting by entities involved with variable interest entities. ASU 2009-17 is effective as of the beginning of the annual period beginning after November 15, 2009. We currently do not expect ASU 2009-17 to have a material impact on our financial statements.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance entitled “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”, (“Codification”). This new guidance identifies the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification became non-authoritative. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The impact of adopting the Codification caused a change in references to authoritative GAAP in CBIZ’s consolidated financial statements.

In May 2008, the FASB issued FASB ASC 470-20 “Debt with Conversion and Other Options” (“FASB ASC 470-20”), which requires issuers of convertible debt instruments that may be settled wholly or partially with cash, to separately account for the liability and equity components of the instruments in a manner that reflects the convertible debt borrowing rate, absent the conversion feature, when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional interest expense.

FASB ASC 470-20 became effective for CBIZ on January 1, 2009 and impacts the accounting associated with CBIZ’s $100.0 million convertible senior subordinated notes (“Notes”) which were issued in May 2006 (further described in Note 9). The provisions of FASB ASC 470-20 were applied retrospectively and resulted in a reduction in the carrying value of the Notes and increases to stockholders’ equity and interest expense from what was reported in historical financial statements. The additional interest expense is a non-cash expense and thus did not impact total operating, investing or financing cash flows.

The liability component was determined based upon discounted cash flows and the discount was determined to be $19.1 million at the date of issuance. The equity component (recorded as additional paid-in-capital) is $11.4 million and represents the difference between the $100.0 million proceeds from issuance of the Notes and the fair value of the debt instrument, absent the conversion feature, net of tax, and certain debt issuance costs.

As a result of the retrospective adoption of FASB ASC 470-20 on accounting for convertible notes, the impact on interest expense, income tax expense, income from continuing operations and net income was $3,545, $1,347, $2,198, and $2,198, respectively, for the year ended December 31, 2008, and $3,274, $1,244, $2,030 and $2,030, respectively, for the year ended December 31, 2007. The impact to basic and diluted earnings per share was a reduction of $0.04 and $0.03, respectively, for the year ended December 31, 2008, and $0.04 and $0.04, respectively, for the year ended December 31, 2007. The impact to the previously stated December 31, 2008 balance sheet line items, including deferred income taxes — non-current, other assets, convertible notes, additional paid-in-capital, accumulated deficit and total stockholders’ equity was $3,728, $303, $10,113, $11,425 and $6,082, respectively.

In December 2007, the FASB issued ASC 805 “Business Combinations,” which establishes principles and requirements for how a reporting entity recognizes and measures the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, as well as determines what information to disclose. The new guidance also requires acquisition costs that were previously capitalized be expensed as incurred. CBIZ adopted the provisions of this accounting guidance on January 1, 2009. See Note 20 for further discussion of acquisitions and the impact of this guidance.

In March 2008, the FASB issued ASC 815 “Derivatives and Hedging,” which requires additional disclosures about how and why a company uses derivative instruments, how derivative instruments are accounted for and how derivative instruments affect a company’s financial statements. CBIZ adopted the provisions of this accounting guidance on January 1, 2009. See Note 6 for further discussion.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued ASC 320 “Recognition and Presentation of Other-Than-Temporary Impairments.” This guidance changes (1) the trigger for determining whether an other-than-temporary impairment (“OTTI”) exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity is required to assess the likelihood of selling a security prior to recovering its cost basis as opposed to whether it has the intent and ability to hold a security to recovery or maturity. This guidance also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of the credit loss each period. CBIZ adopted the provisions of this accounting guidance for the interim reporting period ended June 30, 2009. See Note 6 for additional information concerning this guidance.

In April 2009, the FASB issued ASC 820 “Determining the Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That are Not Orderly.” This release provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This guidance also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). CBIZ adopted the provisions of this accounting guidance for the interim reporting period ended June 30, 2009. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

In April 2009, the FASB issued ASC 825 “Interim Disclosures About Fair Value of Financial Instruments,” which increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. CBIZ adopted the provisions of this accounting guidance for the interim reporting period ended June 30, 2009. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

In May 2009, the FASB issued ASC 855 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. CBIZ adopted the provisions of this accounting guidance for the interim reporting period ended June 30, 2009. See Note 24 for further disclosures required by this guidance.

In August 2009, the FASB issued ASU 2009-05 “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value.” This guidance provides clarification in circumstances where a quoted price in an active market is not available. In this instance, a reporting entity must use a valuation technique that uses a quoted market price for an identical or similar liability when traded as an asset, or a valuation technique that is based on a market or income approach. CBIZ adopted the provisions of this accounting guidance for the interim period ended September 30, 2009. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

2.	Accounts Receivable, Net

Accounts receivable balances at December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008

Trade accounts receivable	$109,665	$109,288
Unbilled revenue, at net realizable value	26,483	23,643

Total accounts receivable	136,148	132,931
Allowance for doubtful accounts	(8,510)	(8,127)

Accounts receivable, net	$127,638	$124,804

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Notes Receivable, Net

Notes receivable balances, net of allowances of $0.2 million and $0.3 million at December 31, 2009 and 2008, respectively, were as follows (in thousands):

	2009	2008

Current
Notes in lieu of cash as consideration for the sale of operations	$1,262	$1,179
Other	504	954

Total notes receivable — current, net	1,766	2,133
Non-Current
Notes in lieu of cash as consideration for the sale of operations	542	411
Other	499	516

Total notes receivable — non-current, net	1,041	927

Notes receivable, net	$2,807	$3,060

4.	Property and Equipment, Net

Property and equipment, net at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008

Buildings and leasehold improvements	$17,021	$16,393
Furniture and fixtures	23,698	23,241
Capitalized software	41,815	40,789
Equipment	18,228	17,801

Total property and equipment	100,762	98,224
Accumulated depreciation and amortization	(73,929)	(67,593)

Property and equipment, net	$26,833	$30,631

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007

Operating expenses	$7,336	$6,223	$5,500
Corporate general and administrative expenses	519	878	2,031

Total depreciation and amortization expense	$7,855	$7,101	$7,531

Included in total depreciation and amortization expense is amortization of capitalized software of $2.3 million, $2.5 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During 2007, CBIZ recorded an impairment charge of approximately $0.5 million to write down certain internally developed software to its net realizable value. This charge was recorded in the Medical Management Professionals practice group and is included in operating expenses.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008

Goodwill	$291,120	$259,474
Intangibles:
Client lists	108,615	103,227
Other intangibles	9,394	8,989

Total intangibles	118,009	112,216

Total goodwill and other intangibles assets	409,129	371,690
Accumulated amortization:
Client lists	(29,918)	(20,392)
Other intangibles	(4,000)	(2,546)

Total accumulated amortization	(33,918)	(22,938)

Goodwill and other intangible assets, net	$375,211	$348,752

Goodwill

Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2009 and 2008 were as follows (in thousands):

			Medical
	Financial	Employee	Management	National	Total
	Services	Services	Professionals	Practices	Goodwill

December 31, 2007	$105,476	$51,567	$53,719	$1,682	$212,444
Additions	36,093	8,926	2,701	(16)	47,704
Divestitures	—	(674)	—	—	(674)

December 31, 2008	$141,569	$59,819	$56,420	$1,666	$259,474
Additions	16,686	11,605	3,355	—	31,646
Divestitures	—	—	—	—	—

December 31, 2009	$158,255	$71,424	$59,775	$1,666	$291,120

Businesses acquired during 2009 resulted in additions to goodwill of approximately $9.5 million, which was recorded in the Employee Services practice group, and related to the acquisitions of EAO Consultants, LLC and MeyersDining LLC. Businesses acquired during 2008 resulted in additions to goodwill of approximately $42.9 million, of which $35.4 million was recorded in the Financial Services practice group related to the acquisitions of Mahoney Cohen & Company and Tofias PC on December 31, 2008. The remaining increase in goodwill during 2009 and 2008 was a result of contingent purchase price earned by businesses acquired in prior years. Refer to Note 20 for further discussion of acquisition activities.

As further described in Notes 1 and 21, CBIZ has reclassified prior period financial statements and disclosures to reflect discontinued operations. As a result of the 2009 decision to divest certain technology businesses, a total of $1.1 million of goodwill from the National Practices group was reclassified to assets of discontinued operations as of December 31, 2009 and 2008, and is not reflected in the table above.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Client Lists and Other Intangibles

At December 31, 2009, the weighted average amortization period remaining for total intangible assets was 7.7 years. Client lists are amortized over their expected periods of benefit not to exceed ten years, and had a weighted-average amortization period of 7.8 years remaining at December 31, 2009. Other intangibles, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years, and had a weighted-average amortization period of 5.3 years remaining at December 31, 2009. Amortization expense related to client lists and other intangible assets for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007

Operating expenses	$12,476	$7,625	$5,597
Corporate general and administrative expenses	167	196	219

Total amortization expense	$12,643	$7,821	$5,816

Amortization expense for existing client lists and other intangible assets for each of the next five years ending December 31 is estimated to be (in thousands):

2010	$12,276

2011	$12,063

2012	$11,221

2013	$10,417

2014	$10,031

Future amortization expense excludes the impact of events that may occur subsequent to December 31, 2009, including acquisitions and divestitures.

6.	Financial Instruments

The carrying amounts of CBIZ’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates. At December 31, 2009, the fair value of CBIZ’s $100.0 million convertible senior subordinated notes (“Notes”) was approximately $94.8 million, based upon quoted market prices. Since the Notes have a fixed interest rate and a conversion feature which is based upon the market value of CBIZ’s common stock, the fair value of the Notes will fluctuate as market rates of interest and the market value of CBIZ’s common stock fluctuate.

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

Corporate Bonds

As part of the Company’s effort to invest the funds held for clients, CBIZ purchased four corporate bonds with par values totaling $9.5 million during 2009. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity dates ranging from October, 2010 through November, 2036, and are included in “Funds

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

held for clients — current” on the consolidated balance sheets as these investments are highly liquid and are expected to be held for less than one year. During the year ended December 31, 2009, CBIZ recorded an unrealized gain on these bonds of $29,000, which is recorded as other comprehensive income.

Auction Rate Securities (“ARS”)

During 2009, CBIZ adopted the provisions of FASB ASC 320-10-65 “Recognition and Presentation of Other-Than-Temporary Impairments,” which resulted in a change in the recognition of other-than-temporary impairments on the Company’s ARS investments. The provisions require that impairment on debt securities be bifurcated into an amount related to the credit loss and an amount related to other market factors. Credit loss is defined as the difference between the present value of cash flows expected to be collected and the amortized cost basis of the investment. Credit losses related to other-than-temporary impairments are recorded in earnings and all other impairments are recorded in accumulated other comprehensive loss (“AOCL”).

At December 31, 2009, CBIZ held three investments in ARS with par values totaling $13.4 million and fair values totaling $11.4 million. The difference between par value and fair value for two of the ARS are currently considered to be temporary and are therefore recorded as unrealized losses in AOCL, net of tax benefits. The decline in fair value of the remaining ARS was previously determined to be other-than-temporary, thus losses associated with this ARS are accounted for in accordance with the new accounting guidance. See Note 7 for further discussion regarding the ARS and related fair values.

Due to the failed auctions and the uncertainty regarding the liquidity of these securities, CBIZ classifies its investments in auction-rate securities as funds held for clients — non-current in the consolidated balance sheets. The maturity dates for these ARS investments range from October, 2037 through February, 2042.

CBIZ has sufficient liquidity in its client fund assets to fund client obligations and the Company does not anticipate that the current lack of liquidity of its ARS investments will affect its ability to conduct business. CBIZ does not intend to sell the two ARS investments that are temporarily impaired until anticipated recovery in value occurs.

Interest Rate Swaps

CBIZ uses interest rate swaps to manage interest rate risk exposure. CBIZ’s interest rate swaps effectively mitigate the Company’s exposure to interest rate risk, primarily through converting portions of floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. CBIZ does not enter into derivative instruments for trading or speculative purposes.

Each of CBIZ’s interest rate swaps has been designated as a cash flow hedge. Accordingly, the interest rate swaps are recorded as either assets or liabilities in the consolidated balance sheets at fair value. Changes in fair value are recorded as a component of AOCL, net of tax, to the extent the swaps are effective. Amounts recorded to AOCL are reclassified to interest expense as interest on the underlying debt is recognized. Amounts due related to the swaps are recorded as adjustments to interest expense when incurred or payable. Over the next twelve months, CBIZ expects to reclassify approximately $0.1 million of deferred losses from accumulated other comprehensive loss to interest expense as related interest payments that are being hedged are recognized.

At inception, the critical terms of the interest rate swaps matched the underlying risks being hedged, and as such the interest rate swaps are expected to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The interest rate swaps are assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. If CBIZ determines that a cash flow hedge is no longer highly effective, the hedge ineffectiveness is recognized in current period earnings and hedge accounting is discontinued with respect to that cash flow hedge. For the twelve months ended December 31, 2009 and 2008, all interest rate swaps were deemed to be highly effective.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the use of derivative instruments, CBIZ is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, CBIZ only enters into contracts with selected major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of counterparties. At December 31, 2009 and 2008, all of the counterparties to CBIZ’s interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations. There are no credit risk-related contingent features in CBIZ’s interest rate swaps nor do the swaps contain provisions under which the Company has, or would be required, to post collateral.

At December 31, 2009 and 2008, each of the interest rate swaps was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swaps and their classification on the consolidated balance sheets at December 31, 2009 and December 31, 2008 (in thousands).

	December 31, 2009
	Notional	Fair	Balance Sheet
	Amount	Value(c)	Location

Interest rate swap(a)	$10,000	$4	Other current liabilities
Interest rate swaps(b)	20,000	186	Other non-current liabilities

Total interest rate swaps	$30,000	$190

	December 31, 2008
	Notional	Fair	Balance Sheet
	Amount	Value(c)	Location

Interest rate swap(a)	$10,000	$328	Other non-current liabilities

Total interest rate swap	$10,000	$328

(a)	Represents one interest rate swap with an initial term of two years expiring January, 2010. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 3.9% plus applicable margin under the credit agreement, and receives or pays interest that varies with one-month LIBOR. Interest is calculated by reference to the $10.0 million notional amount of the interest rate swap and payments are exchanged each month.

(b)	Represents two interest rate swaps, each with a notional value of $10.0 million and terms of two years expiring in January, 2011. Under the terms of the interest rate swaps, CBIZ pays interest at a fixed rate of 1.55% and 1.59%, respectively, plus applicable margin under the credit agreement, and receives or pays interest that varies with three-month LIBOR. Interest is calculated by reference to the respective $10.0 million notional amount of the interest rate swap and payments are exchanged every three months.

(c)	See additional disclosures regarding fair value measurements in Note 7.

The following table summarizes the effects of interest rate swaps on CBIZ’s consolidated statements of operations for the twelve months ended December 31, 2009 and 2008 (in thousands).

			Gain Reclassified
	Gain (Loss) Recognized		from AOCL into Expense
	in AOCL, net of tax		Twelve Months Ended
	Twelve Months Ended December 31,		December 31,
	2009	2008	2009	2008	Location

Interest rate swaps	$86	$(207)	$510	$99	Interest expense

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Fair Value Measurements

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

Effective January 1, 2009, CBIZ adopted the new accounting guidance for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of this provision for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact CBIZ’s financial position or results of operations for the twelve months ended December 31, 2009.

The following tables summarize CBIZ’s assets and liabilities at December 31, 2009 and 2008 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		December 31, 2009 with
		Quoted Prices
		in Active	Significant
	Portion of	Markets for	Other	Significant
	Carrying Value	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Deferred compensation plan assets	$27,457	$27,457	$—	$—
Auction rate securities	$10,545	$—	$—	$10,545
Corporate bonds	$9,764	$9,764	$—	$—
Contingent purchase price payable	$(5,575)	$—	$—	$(5,575)
Interest rate swaps	$(190)	$—	$(190)	$—

		Fair Value Measurements at
		December 31, 2008 with
		Quoted Prices
		in Active	Significant
	Portion of	Markets for	Other	Significant
	Carrying Value	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Deferred compensation plan assets	$19,711	$19,711	$—	$—
Auction rate securities	$10,024	$—	$—	$10,024
Interest rate swaps	$(328)	$—	$(328)	$—

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the years ended December 31, 2009 and 2008 (pre-tax basis, in thousands):

		Contingent
	Auction Rate	Purchase
	Securities	Price Payable

Beginning balance — January 1, 2008	$—	$—
Transfers into Level 3	21,420	—
Redemption of securities	(8,040)	—
Impairment recorded in operations	(2,251)	—
Unrealized losses included in accumulated other comprehensive loss	(1,105)	—

Balance — December 31, 2008	$10,024	$—
Additions from business acquisitions	—	(5,542)
Unrealized gains included in accumulated other comprehensive loss	513	—
Change in fair value of contingency	—	(33)
Increase in expected cash flows of OTTI investment	8	—

Ending balance — December 31, 2009	$10,545	$(5,575)

Due to liquidity issues in the ARS market and because quoted prices from broker-dealers were unavailable for CBIZ’s ARS, the investments in ARS were classified as Level 3. Accordingly, a fair value assessment of these securities was performed on each security based on a discounted cash flow model utilizing various assumptions that included maximum interest rates for each issue, probabilities of successful auctions, failed auctions or default, the timing of cash flows, the quality and level of collateral of the securities, and the rate of recovery from bond insurers in the event of default. Regarding the contingent purchase price payable resulting from the business acquisitions, CBIZ utilized a probability weighted income approach to determine the fair value of the contingency, which is included in other current liabilities and other non-current liabilities.

At December 31, 2009, CBIZ held three investments in ARS with par values totaling $13.4 million. For two of the ARS, the declines in fair values are currently considered to be temporary. The par value of these two ARS was $8.4 million at December 31, 2009 and 2008 and the fair value of these two ARS was $7.8 million and $7.3 million at December 31, 2009 and 2008, respectively. The increase in fair value of $0.5 million during the year ended December 31, 2009 was recorded as unrealized gain in accumulated other comprehensive loss, net of tax. The prior unrealized losses were recorded to accumulated other comprehensive loss in the consolidated balance sheets, thus the current year unrealized gains were recorded to offset the prior recorded loss. For both of these ARS issues, CBIZ has determined that the impairment is temporary due to dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuers’ ability to refinance if necessary. These two ARS with temporary declines in fair value are classified as “Funds held for clients — non-current”, as CBIZ does not intend to sell these investments until anticipated recovery of par value occurs.

The par value of the remaining ARS is $5.0 million and the carrying value was $2.8 million and $2.7 million at December 31, 2009 and 2008, respectively. The decline in fair value for this ARS was determined to be other-than-temporary in 2008. Accordingly, CBIZ recorded an impairment charge totaling approximately $2.3 million, which was included in “Other income (expense), net” for the year ended December 31, 2008. During 2009, pursuant to the new accounting release, CBIZ bifurcated the other-than-temporary impairment into credit loss and other impairment. The bifurcation resulted in a $1.9 million impairment charge being attributed to credit loss. During the year ended December 31, 2009, the credit loss decreased, which resulted in no adjustment to earnings as subsequent recoveries in fair value related to credit loss are not recognized until realized. The fair value of this ARS is recorded in “Funds held for clients — non-current” in the consolidated balance sheets.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a rollforward of the credit losses, pre-tax, recognized in earnings related to this ARS for the twelve months ended December 31, 2009, for which a portion of the other-than-temporary-impairment was recognized in other comprehensive income (in thousands):

Accumulated
Credit Losses

Balance at January 1, 2009	$2,251
Cumulative adjustment to retained earnings at adoption	(372)

Balance at April 1, 2009	$1,879
Additions related to OTTI losses not previously recognized	—
Reductions due to sales	—
Reductions due to change in intent or likelihood of sale	—
Additions due to increases in previously recognized OTTI losses	—
Reductions due to increases in expected cash flows	(8)

Balance at December 31, 2009	$1,871

The following table provides additional information with regards to the ARS with temporary impairments, aggregated by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Security	Value	Losses	Value	Losses	Value	Losses

Auction rate securities	$—	$—	$7,784	$596	$7,784	$596

December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Security	Value	Losses	Value	Losses	Value	Losses

Auction rate securities	$7,275	$1,105	$—	$—	$7,275	$1,105

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Convertible notes	$93,848	$94,800	$89,887	$87,800

Although the trading of CBIZ’s Notes is limited, the fair value of the Notes was determined based upon their most recent quoted market price. The Notes are carried at face value less any unamortized debt discount.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2009	2008	2007

United States	$51,714	$51,236	$50,973
Foreign (Canada)	172	205	183

Total	$51,886	$51,441	$51,156

Income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007

Continuing operations:
Current:
Federal	$17,068	$19,760	$19,206
Foreign	64	(8)	64
State and local	2,522	3,010	3,424

Total	19,654	22,762	22,694
Deferred:
Federal	422	(3,315)	(1,798)
Foreign	—	—	68
State and local	(278)	190	(188)

Total	144	(3,125)	(1,918)

Total income tax expense from continuing operations	19,798	19,637	20,776

Discontinued operations:
Operations of discontinued operations:
Current	(765)	(1,315)	(575)
Deferred	101	733	(25)

Total	(664)	(582)	(600)
Gain on sale of discontinued operations:
Current	140	162	6,266
Deferred	—	—	1,021

Total	140	162	7,287

Total income tax expense from discontinued operations	(524)	(420)	6,687

Total income tax expense	$19,274	$19,217	$27,463

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2009	2008	2007

Tax at statutory rate (35%)	$18,160	$18,004	$17,905
State taxes (net of federal benefit)	1,396	2,109	2,089
Tax-exempt interest	(82)	(590)	(672)
Business meals and entertainment — non-deductible	663	734	782
Other, net	(339)	(620)	672

Provision for income taxes from continuing operations	$19,798	$19,637	$20,776

Effective income tax rate	38.2%	38.2%	40.6%

The income tax benefits associated with the exercise of non-qualified stock options and restricted stock awards and reflected in additional paid-in-capital were $0.5 million, $1.8 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008, were as follows (in thousands):

	2009	2008

Deferred Tax Assets:
Net operating loss carryforwards	$4,025	$5,197
Allowance for doubtful accounts	2,506	2,506
Employee benefits and compensation	17,460	16,524
Lease costs	3,355	3,076
State tax credit carryforwards	2,838	3,264
Asset impairments	1,139	1,342
Other deferred tax assets	2,498	2,316

Total gross deferred tax assets	33,821	34,225
Less: valuation allowance	(3,381)	(4,747)

Total deferred tax assets, net	$30,440	$29,478

Deferred Tax Liabilities:
Property and equipment depreciation	$1,466	$1,927
Accrued interest	11,330	10,032
Client list amortization	6,291	7,210
Goodwill and other intangibles	3,233	1,456
Other deferred tax liabilities	304	720

Total gross deferred tax liabilities	$22,624	$21,345

Net deferred tax asset	$7,816	$8,133

CBIZ has established valuation allowances for portions of the state net operating loss (“NOL”) carryforwards and state income tax credit carryforwards at December 31, 2009 and December 31, 2008. The net decrease in the valuation allowance for the year ended December 31, 2009 of $1.4 million and the net decrease in the valuation

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance for the year ended December 31, 2008 of $0.9 million was primarily related to changes in the valuation allowances for state NOL carryforwards.

In assessing the realizability of deferred tax assets, management considers all available positive and negative evidence, including projected future taxable income, scheduled reversal of deferred tax liabilities, historical financial operations and tax planning strategies. Based upon review of these items, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the existing valuation allowances.

CBIZ and its subsidiaries file income tax returns in the United States, Canada, and most state jurisdictions. In July 2008, the Internal Revenue Service completed its examination of the Company’s federal income tax returns for the years 2003 through 2006. The Company paid $0.9 million during 2008 to settle the audits. In early 2010, the Internal Revenue Service commenced an audit of the Company’s 2007 federal income tax return. CBIZ’s federal income tax returns for years ending prior to January 1, 2006 are no longer subject to examination. With limited exceptions, CBIZ’s state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2005 and January 1, 2004, respectively.

The availability of NOL’s is reported as deferred tax assets, net of applicable valuation allowances, in the accompanying consolidated balance sheets. At December 31, 2009, the Company has a federal net operating loss carryforward of $1.7 million, state net operating loss carryforwards of $81.4 million, state tax credit carryforwards of $2.8 million and an alternative minimum tax credit carryforward of $0.4 million. Of the $1.7 million federal net operating loss carryforward, $0.6 million expires in 2022 and $1.1 million expires in 2027. The state net operating loss carryforwards expire on various dates between 2010 and 2029 and the state tax credit carryforwards expire on various dates between 2013 and 2026. The alternative minimum tax credit carryforward has no expiration date.

Effective January 1, 2007, CBIZ adopted the income tax guidance which clarifies the accounting for uncertainty in income tax positions and requires applying a “more likely than not” threshold to the recognition of tax positions based on the technical merits of the position. This income tax topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2008	$6,254
Additions for tax positions of the current year	229
Reclassification from other balance sheet accounts	193
Settlements	(196)
Lapse of statutes of limitation	(377)

Balance at December 31, 2009	$6,103

Included in the balance of unrecognized tax benefits at December 31, 2009, are $5.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. CBIZ expects reductions in the liability for unrecognized tax benefits of approximately $1.7 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, we are unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.

CBIZ recognizes interest income, interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. During 2009, the Company accrued interest expense of $0.2 million and, as of December 31, 2009, had recognized a liability for interest expense and penalties of $0.6 million and $0.1 million, respectively, relating to unrecognized tax benefits. During 2008 the Company accrued interest expense of

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.3 million and, as of December 31, 2008, had recognized a liability for interest expense and penalties of $0.7 million and $0.1 million, respectively, relating to unrecognized tax benefits.

9.	Borrowing Arrangements

Convertible Senior Subordinated Notes

On May 30, 2006, CBIZ sold and issued $100.0 million in convertible senior subordinated notes (“Notes”). The Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.

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

CBIZ separately accounts for the debt and equity components of the Notes. The carrying amount of the debt and equity components at December 31, 2009 and 2008 were as follow (in thousands):

	2009	2008

Principal amount of notes	$100,000	$100,000
Unamortized discount	(6,152)	(10,113)

Net carrying amount	$93,848	$89,887

Additional paid-in-capital	$11,425	$11,425

The discount on the liability component of the Notes is being amortized using the effective interest method based upon an annual effective rate of 7.8%, which represents the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over five years from the date of issuance, which coincides with

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the first date that holders can require CBIZ to repurchase the Notes. At December 31, 2009, the unamortized discount had a remaining amortization period of approximately 17 months.

CBIZ recognized interest expense on the Notes for the twelve months ended December 31, 2009 and 2008 as follows (in thousands):

	2009	2008

Contractual coupon interest	$3,125	$3,125
Amortization of discount	3,962	3,670

Total interest expense	$7,087	$6,795

Bank Debt

CBIZ maintains a $214.0 million unsecured credit facility with Bank of America as agent bank for a group of six participating banks. The credit facility has a letter of credit sub-facility, includes an accordion feature to increase the credit facility to $250.0 million, and matures in November 2012.

The balance outstanding under the credit facility was $110.0 million and $125.0 million at December 31, 2009 and 2008, respectively. Rates for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008

Weighted average rates	3.73%	4.80%

Range of effective rates	2.71% - 6.40%	2.97% - 7.25%

CBIZ had approximately $75.9 million of available funds under the credit facility at December 31, 2009. Total availability is reduced by letters of credit and outstanding borrowings against the credit facility.

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

There are no limitations on CBIZ’s ability to acquire businesses or repurchase CBIZ common stock provided that the Leverage Ratio is less than 2.0. The Leverage Ratio is calculated as total debt (excluding the convertible senior subordinated notes) compared to EBITDA as defined by the credit facility. As of December 31, 2009, the Leverage Ratio as defined by the credit facility was 1.60.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2009 and 2008 were as follows: (in thousands):

	2009	2008

Net unrealized losses on available-for-sale securities, net of income tax benefit of $228 and $442, respectively	$(337)	$(658)
Cumulative effect of adoption of accounting for other-than-temporary impaired investments, net of income tax benefit of $149	(223)	—
Net unrealized loss on interest rate swap, net of income tax benefit of $70 and $121, respectively	(121)	(207)
Foreign currency translation	(241)	(177)

Accumulated other comprehensive loss	$(922)	$(1,042)

11.	Lease Commitments

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Future minimum cash commitments under operating leases as of December 31, 2009 were as follows (in thousands):

	Gross
Year Ending	Operating Lease		Net Operating Lease
December 31,	Commitments(1)	Sub-Leases(2)	Commitments(1)

2010	$36,596	$1,661	$34,935
2011	32,973	1,623	31,350
2012	28,550	1,561	26,989
2013	22,429	1,189	21,240
2014	16,749	966	15,783
Thereafter	48,134	1,518	46,616

Total	$185,431	$8,518	$176,913

(1)	Includes lease commitments accrued in the consolidation and integration reserve as of December 31, 2009 as further described in Note 13.

(2)	A substantial portion of the sub-leases relate to restructuring lease obligations and are reflected in the consolidation and integration reserve as further described in Note 13.

Rent expense for continuing operations (excluding consolidation and integration charges) incurred under operating leases was $40.7 million, $35.5 million and $33.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Rent expense does not necessarily reflect cash payments, as further described under “Operating Leases” in Note 1.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases

CBIZ leases furniture and fixtures for certain office facilities under various capital lease agreements. Property acquired under capital lease agreements and recorded as “property and equipment, net” in the consolidated balance sheets at December 31, 2009 and 2008 was as follows (in thousands):

	2009	2008

Furniture and fixtures	$2,791	$2,928
Accumulated depreciation	(1,534)	(1,311)

Furniture and fixtures, net	$1,257	$1,617

Depreciation of furniture and fixtures acquired under capital lease agreements is recorded in “operating expenses” in the consolidated statements of operations. At December 31, 2009 and 2008, current capital lease obligations totaled $0.2 million. There were no non-current capital lease obligations at December 31, 2009. Non-current capital lease obligations at December 31, 2008 totaled $0.1 million. These obligations are recorded as “other current liabilities” and “other non-current liabilities” in the consolidated balance sheets, as appropriate.

Future minimum lease payments under capital leases and the present value of such payments at December 31, 2009 were as follows (in thousands):

Years Ending December 31,

2010	$160
Thereafter	—

Total minimum lease payments	160
Less imputed interest	(6)

Present value of minimum lease payments	$154

12.	Commitments and Contingencies

Acquisitions

The purchase price that CBIZ pays for businesses and client lists has historically consisted of two components: an up-front, non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists’ actual future performance. For acquisitions completed prior to January 1, 2009, the portion of purchase price contingent on future performance is recorded when earned. For acquisitions completed January 1, 2009 and after, the fair value of the purchase price contingency is recorded at the date of acquisition and remeasured each reporting period until the liability is settled. Shares of CBIZ common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to two years. Acquisitions are further disclosed in Note 20.

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

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2009, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2009, 2008 and 2007, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $3.5 million and $4.6 million at December 31, 2009 and 2008, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at December 31, 2009 and 2008 was $1.5 million and $1.7 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $2.6 million and $1.2 million at December 31, 2009 and 2008, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments and higher costs incurred if circumstances differ from the assumptions used in estimating the liability. The liability for the self-funded health insurance plan is included in other current liabilities in the consolidated balance sheets and was $3.5 million and $4.1 million at December 31, 2009 and 2008, respectively. CBIZ’s healthcare costs include health claims, administration fees to third-party administrators and premiums for stop-loss coverage.

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

CBIZ recognizes a liability for non-cancelable lease obligations at abandoned properties based upon the net present value of remaining lease payments, net of estimated sublease payments. The liability is determined and recognized

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of the cease-use date and adjustments to the liability are made for changes in estimates in the period in which a change becomes known.

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

During the years ended December 31, 2009 and 2008, there were no significant consolidation and integration initiatives. The charges against income during 2009 and 2008 related to the net present value of interest and changes in assumptions for spaces under sub-lease.

Consolidation and integration reserve balances at December 31, 2009, 2008 and 2007, represent the net present value of future lease obligations, net of expected sub-lease payments. Activity during the years ended December 31, 2009 and 2008 was as follows (in thousands):

Consolidation
and Integration
Reserve

Reserve balance at December 31, 2007	$4,128
Adjustments against income(1)	1,284
Payments(2)	(3,712)

Reserve balance at December 31, 2008	1,700
Adjustments against income(1)	759
Payments(2)	(1,331)

Reserve balance at December 31, 2009	$1,128

(1)	Adjustments against income are included in “operating expenses” in the accompanying consolidated statements of operations.

(2)	Payments are net of sub-lease payments received.

Cash commitments required under these obligations are included in the schedule of future minimum cash commitments in Note 11. Determination of the consolidation and integration reserve includes significant judgment and estimates by management, primarily with respect to CBIZ’s ability to sublease vacated space. Actual results could differ from those estimates.

Consolidation and integration charges incurred during the years ended December 31, 2009, 2008 and 2007, and recorded as operating expenses in the consolidated statements of operations were as follows (in thousands):

	2009	2008	2007

Lease consolidation and abandonment	$756	$1,081	$1,968
Severance and other consolidation expenses	3	203	208

Total consolidation and integration charges	$759	$1,284	$2,176

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Employee Benefits

Employee Savings Plan

CBIZ sponsors a qualified 401(k) defined contribution plan that covers substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by CBIZ are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds, including: equities, fixed income, stable value, and balanced — lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2009, 2008 and 2007, were approximately $7.9 million, $7.0 million and $6.2 million, respectively.

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

Assets of the deferred compensation plan consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are based on published market prices at the end of the period. Adjustments to the fair value of these investments are recorded as other income (expense), offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of operations). For the year ended December 31, 2009, a gain of $5.5 million was recorded in other income (expense) related to these investments. A loss of $7.6 million and a gain of $1.3 million was recorded for the years ended December 31, 2008 and 2007, respectively. These investments are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan. However, in the event that CBIZ becomes insolvent, the investments would be available to all unsecured general creditors.

Deferred compensation plan obligations represent amounts due to participants of the plan, and consist of accumulated participant deferrals and changes in fair value of investments thereon since the inception of the plan, net of withdrawals. This liability is an unsecured general obligation of CBIZ, and is recorded as “deferred compensation plan obligations” in the consolidated balance sheets.

15.	Common Stock

CBIZ’s authorized common stock consists of 250 million shares of common stock, par value $0.01 per share (“Common Stock”). The holders of CBIZ’s Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There are no cumulative voting rights with respect to the election of directors. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock will be able to elect the directors of CBIZ then standing for election as terms expire. Holders of Common Stock have no preemptive rights and are entitled to such dividends as may be declared by the Board of Directors of CBIZ out of funds legally available. The holders of CBIZ’s Common Stock are not entitled to any sinking fund, redemption or conversion rights. On liquidation, dissolution or winding up of CBIZ, the holders of Common Stock are entitled to share ratably in the net assets of CBIZ remaining after the payment of any and all creditors. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and non-assessable. The transfer agent and registrar for the Common Stock is Computershare Investor Services, LLC.

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

Treasury Stock

CBIZ’s Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2009, 2008 and 2007. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules. The repurchase programs do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Repurchased shares are held in treasury, and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. Under CBIZ’s amended credit facility (described in Note 9), there are no limitations on CBIZ’s ability to repurchase CBIZ common stock provided that the Leverage Ratio, as defined by the credit facility, is less than 2.0.

CBIZ repurchased 1.8 million, 4.8 million, and 5.2 million shares under these programs during the years ended December 31, 2009, 2008 and 2007, at an aggregate cost (including fees and commissions) of $13.3 million, $41.4 million and $38.1 million, respectively.

16.	Employee Share Plans

Employee Stock Purchase Plan

The 2007 Employee Stock Purchase Plan (“ESPP”) became effective on August 16, 2007 and allows qualified employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 of stock per calendar year. Purchase periods begin on the sixteenth day of the month and end on the fifteenth day of the subsequent month. The price an employee pays for shares is 85% of the fair market value of CBIZ common stock on the last day of the purchase period. There is no vesting or other restrictions on the stock purchased by employees under the ESPP, except for a one-year holding period from the date of purchase.

The total number of shares of common stock that can be purchased under the ESPP shall not exceed one million shares. For the years ended December 31, 2009 and 2008, approximately 0.2 million shares were purchased under the ESPP and approximately $0.2 million was recorded as compensation expense, respectively.

Stock Awards

Stock awards outstanding at December 31, 2009 were granted pursuant to the 2002 Stock Incentive Plan (“the Plan”). A maximum of 15.0 million stock options, restricted stock or other stock based compensation awards may be granted under the Plan. Shares subject to award under the Plan may be authorized and unissued shares of CBIZ common stock or may be treasury shares.

CBIZ has granted stock options and restricted stock awards under the Plan. The terms and vesting schedules for stock-based awards vary by type and date of grant. Approximately 7.2 million shares were available for future grant at December 31, 2009.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2009, 2008 and 2007, CBIZ recognized compensation expense for these awards as follows (in thousands):

	2009	2008	2007

Stock options	$2,748	$2,312	$1,560
Restricted stock awards	2,006	1,428	734

Total stock-based compensation expense before income tax benefit	$4,754	$3,740	$2,294

CBIZ utilized the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 were determined using the following weighted average assumptions:

	2009	2008	2007

Expected volatility(1)	35.17%	34.28%	44.64%
Expected option life (years)(2)	4.43	4.34	4.25
Risk-free interest rate(3)	1.89%	2.70%	4.55%
Expected dividend yield(4)	0.00%	0.00%	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals.

(2)	For stock options granted during the years ended December 31, 2009 and 2008, pursuant to SAB No. 110, Share-Based Payment, the expected option life was determined based upon CBIZ’s historical data using a midpoint scenario, which assumes all options are exercised halfway between the expiration date and the weighted average time it takes the option to vest. For stock options granted during the years ended December 31, 2007, the expected option life assumption was determined using the “simplified method” pursuant to SAB No. 107, Share-Based Payment, which considers the vesting and contractual terms of the options.

(3)	The risk-free interest rate assumption was based upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.

(4)	The expected dividend yield assumption was determined in view of CBIZ’s historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.

Stock Options

Stock options granted during the years ended December 31, 2009, 2008 and 2007 were generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. Stock options granted prior to January 1, 2006 were generally subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. Stock options expire six years from the date of grant, and are awarded with an exercise price equal to the market value of CBIZ’s common stock on the date of grant.

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

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity during the year ended December 31, 2009 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Options	Price Per	Contractual	Value
	(In thousands)	Share	Term	(In millions)

Outstanding at December 31, 2008	3,696	$6.93
Granted	1,356	$7.70
Exercised	(364)	$3.63
Expired or canceled	(52)	$7.28

Outstanding at December 31, 2009	4,636	$7.41	3.8 years	$2.2

Vested and exercisable at December 31, 2009	1,709	$6.85	2.6 years	$1.8

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $3.3 million, $3.4 million and $3.0 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $1.3 million, $5.7 million and $10.2 million, respectively. The intrinsic value is calculated as the difference between CBIZ’s stock price on the exercise date and the exercise price of each option exercised.

At December 31, 2009, CBIZ had unrecognized compensation cost for non-vested stock options of $5.7 million to be recognized over a weighted average period of approximately 1.7 years.

Restricted Stock Awards

Under the 2002 Stock Incentive Plan, certain employees and non-employee directors were granted restricted stock awards. Restricted stock awards are independent of option grants, and are granted at no cost to the recipients. The awards are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to five years from the date of grant. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock, subject to certain restrictions during the vesting period, and the awards are considered to be issued and outstanding from the date of grant. Shares granted under the plan cannot be sold, pledged, transferred or assigned during the vesting period.

Restricted stock award activity during the year ended December 31, 2009 was as follows:

		Weighted
	Number	Average
	of Shares	Grant-Date
	(In thousands)	Fair Value(1)

Non-vested at December 31, 2008	631	$7.42
Granted	385	$7.59
Vested	(263)	$7.02
Forfeited	—	—

Non-vested at December 31, 2009	753	$7.65

(1)	Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.

At December 31, 2009, CBIZ had unrecognized compensation cost for restricted stock awards of $4.1 million to be recognized over a weighted average period of approximately 1.7 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was approximately $1.8 million, $1.2 million and $0.5 million, respectively.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The market value of shares awarded during the years ended December 31, 2009, 2008 and 2007 was $2.9 million, $2.7 million and $1.8 million, respectively. This market value was recorded as unearned compensation and is being expensed ratably over the periods which the restrictions lapse. Awards outstanding at December 31, 2009 will be released from restrictions at dates ranging from February 2010 through May 2013.

17.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by diluted weighted average shares. Diluted weighted average shares are determined using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to CBIZ’s stock award programs, CBIZ’s convertible senior subordinated notes, and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock awards are computed using the average market price for the period, in accordance with the treasury stock method.

As described in Note 9, CBIZ’s convertible senior subordinated notes may result in future issuances of CBIZ common stock. Under the net share settlement method, potential shares issuable under the Notes will be considered dilutive, and will be included in the calculation of diluted weighted average shares if the Company’s market price per share exceeds the $10.63 conversion price of the Notes. As of December 31, 2009, 2008 and 2007, the Company’s market price per share had not exceeded the conversion price of the Notes.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007

Numerator:
Income from continuing operations	$32,088	$31,804	$30,380

Denominator:
Basic
Weighted average common shares outstanding	61,200	61,839	65,061

Diluted
Stock Options(1)	232	517	959
Restricted stock awards	139	160	147
Contingent shares(2)	288	56	189

Diluted weighted average common shares outstanding	61,859	62,572	66,356

Earnings Per Share:
Basic earnings per share from continuing operations	$0.52	$0.51	$0.47

Diluted earnings per share from continuing operations	$0.52	$0.51	$0.46

(1)	For the years ended December 31, 2009, 2008 and 2007, a total of 4,483, 1,941 and 633 options (in thousands), respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met. See further discussion of acquisitions in Note 20.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Supplemental Cash Flow Disclosures

Cash paid for interest and income taxes during the years ended December 31, 2009, 2008, and 2007 was as follows (in thousands):

	2009	2008	2007

Interest	$8,586	$6,361	$4,548

Income taxes	$18,786	$24,290	$25,093

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Non-cash investing and financing activities during the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007

Business acquisitions, including contingent consideration earned	$17,483	$10,259	$11,585

Estimated contingent purchase price payable	$5,575	$—	$—

Proceeds from sales of divested and discontinued operations	$647	$231	$1,516

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

A number of the businesses acquired by CBIZ are located in properties owned indirectly by and leased from persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $1.0 million, $1.2 million and $0.8 million during the years ended December 31, 2009, 2008 and 2007, respectively, under such leases which management believes were at market rates.

Rick L. Burdick, a director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin, Gump”). Akin, Gump performed legal work for CBIZ during the years ended December 31, 2009, 2008 and 2007 for which the firm received approximately $0.4 million, $0.9 million and $0.8 million from CBIZ, respectively.

Robert A. O’Byrne, President, Employee Services, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O’Byrne was an owner. The partnership received approximately $0.1 million from CBIZ during the year ended December 31, 2009, and approximately $0.2 million in each of the years ended December 31, 2008 and 2007.

CBIZ maintains joint-referral relationships and administrative service agreements with independent licensed CPA firms under which CBIZ provides administrative services in exchange for a fee. These firms are owned by licensed

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $2.6 million and $1.2 million as of December 31, 2009 and 2008, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

20.	Acquisitions

During the year ended December 31, 2009, CBIZ acquired substantially all of the assets of two businesses. EAO Consultants, LLC, a New Jersey based employee benefits firm, was acquired on July 1, 2009, and MeyersDining, LLC, a Boulder, Colorado based insurance agency, was acquired on September 30, 2009. The acquisitions will enable CBIZ to broaden the range of services it offers in the New York and New Jersey markets and in the Boulder and Denver, Colorado markets. The operating results of the acquisitions are included in the consolidated financial statements from the date of acquisition and are reported in the Employee Services practice group.

Aggregate consideration for these acquisitions is expected to be approximately $14.3 million, which consists of $7.8 million in cash, $0.9 in CBIZ common stock and $5.6 million in contingent consideration, subject to the acquired operations achieving certain performance targets.

The preliminary aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Fixed assets	$27
Identifiable intangible assets	4,768
Financial liabilities	(5)

Total identifiable net assets	$4,790
Goodwill	9,489

Aggregate purchase price	$14,279

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is between $0 and $6.1 million. In accordance with GAAP, CBIZ was required to record the fair value of these obligations at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangements was $5.6 million and has included that amount in “Other non-current liabilities” on the consolidated balance sheets.

The goodwill of $9.5 million arising from the acquisitions consists largely of expected future earnings and cash flow from the acquired management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross selling opportunities expected with our Financial Services group and the Employee Services group to help strengthen our existing service offerings and expand our market position. The goodwill recognized is deductible for income tax purposes.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, CBIZ purchased two client lists in 2009, one of which is reported in the Financial Services practice group and the other is reported in the Employee Services practice group. Aggregate consideration for these acquisitions consisted of $0.1 million cash paid at closing and up to an additional $0.4 million in cash which is contingent upon future financial performance of the client lists. In addition, CBIZ paid $12.8 million in cash and issued approximately 131,600 shares of common stock during the twelve months ended December 31, 2009 as contingent proceeds and payments against notes payable for previous acquisitions.

During the year ended December 31, 2008, CBIZ acquired five businesses. Two of the businesses are accounting firms that were acquired on December 31, 2008 and are reported in the Financial Services practice group. Mahoney Cohen & Company has offices in New York City, New York, and Boca Raton and Miami, Florida. Tofias PC has offices in Cambridge and New Bedford, Massachusetts and Providence and Newport, Rhode Island. Both Mahoney Cohen & Company and Tofias PC offer accounting, tax and financial advisory services to privately-held and public companies as well as high net worth individuals. The other three businesses, a payroll company, an insurance agency and a national executive search firm are reported in the Employee Services practice group. The payroll business is located in Palm Desert, California and provides payroll processing services to a large number of clients in California and Arizona. The insurance business is located in Frederick, Maryland and is a broker of innkeepers’ insurance programs. The national executive search firm is headquartered in Overland Park, Kansas and provides services to a diverse client base with a focus on higher education institutions. CBIZ also acquired three client lists during 2008, two of which are reported in the Employee Services practice group and the third which is reported in the Financial Services practice group.

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

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the years ended December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008

Goodwill	$31,646	$47,704

Client lists	$7,016	$41,184

Other intangible assets	$420	$1,443

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

	Twelve Months Ended December 31, 2008
	Consolidated	Pro Forma	Pro Forma
	As Reported	Adjustments	Consolidated

Revenue	$685,933	$91,352	$777,285
Net income	$30,404	$4,085	$34,489
Net income per share:
Basic	$0.49	$0.06	$0.55
Diluted	$0.49	$0.05	$0.54
Weighted average shares outstanding:
Basic	61,839	1,081	62,920
Diluted	62,572	1,081	63,653

21.	Discontinued Operations and Divestitures

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

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “gain (loss) on disposal of discontinued operations, net of tax”, in the consolidated statements of operations. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned.

During 2009, CBIZ management decided to discontinue operations of three businesses, all of which were formerly reported in the National Practices group. All three businesses are currently being actively marketed and are expected to be sold by the end of the second quarter of 2010. In addition, CBIZ received cash proceeds of approximately $0.2 million and recognized a pre-tax gain of approximately $0.3 million from sales of divested operations in prior years.

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

For those business operations that qualified for treatment as discontinued operations, the net assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and loss from operations of discontinued operations for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007

Revenue	$13,375	$18,256	$38,727

Loss from operations of discontinued operations before income tax benefit	$(1,566)	$(1,714)	$(2,053)
Income tax benefit	664	582	600

Loss from operations of discontinued operations, net o tax	$(902)	$(1,132)	$(1,453)

Gains (losses) on disposals of discontinued operations for the years ended December 31 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007

Gain (loss) on disposal of discontinued operations, before income tax expense	$350	$(106)	$11,169
Income tax expense	(140)	(162)	(7,287)

Gain (loss) on disposal of discontinued operations, net of tax	$210	$(268)	$3,882

At December 31, 2009 and 2008, the assets and liabilities of business operations classified as discontinued operations consisted of the following (in thousands):

	2009	2008

Assets:
Accounts receivable, net	$1,945	$4,563
Goodwill and other intangible assets, net	1,436	1,464
Property and equipment, net	131	204
Other current assets	597	877

Assets of discontinued operations	$4,109	$7,108

Liabilities:
Accounts payable	$892	$1,151
Accrued personnel costs	191	522
Other current liabilities	1,198	2,171

Liabilities of discontinued operations	$2,281	$3,844

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “gain on sale of operations, net” in the consolidated statements of operations and totaled gains of

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.0 million, $0.7 million and $0.1 million the years ended December 31, 2009, 2008 and 2007, respectively. These gains relate to sales made in the respective period, contingent consideration earned on sales made in previous periods, and deferred gains that are recognized as cash payments are received. CBIZ received cash proceeds for divestiture activity totaling $0.7 million, $3.8 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

22.	Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except per share amounts).

	2009
	March 31,	June 30,	September 30,	December 31,

Revenue	$216,478	$185,170	$175,775	$162,277
Operating expenses	173,987	165,428	160,017	151,879

Gross margin	42,491	19,742	15,758	10,398
Corporate general and administrative	7,709	7,674	8,491	6,848

Operating income	34,782	12,068	7,267	3,550
Other income (expense):
Interest expense	(3,503)	(3,522)	(3,181)	(3,186)
Gain (loss) on sale of operations, net	80	14	910	(15)
Other income (expense), net	(591)	2,896	3,144	1,173

Total other income (expense), net	(4,014)	(612)	873	(2,028)
Income from continuing operations before income tax expense	30,768	11,456	8,140	1,522
Income tax expense	12,365	4,597	2,749	87

Income from continuing operations	18,403	6,859	5,391	1,435
Loss from operations of discontinued operations, net of tax	(229)	(207)	(315)	(151)
Gain on disposal of discontinued operations, net of tax	7	144	27	32

Net income	$18,181	$6,796	$5,103	$1,316

Earnings (loss) per share:
Basic:
Continuing operations	$0.30	$0.11	$0.09	$0.02
Discontinued operations	—	—	(0.01)	—

Net income	$0.30	$0.11	$0.08	$0.02

Diluted:
Continuing operations	$0.30	$0.11	$0.09	$0.02
Discontinued operations	(0.01)	—	(0.01)	—

Net income	$0.29	$0.11	$0.08	$0.02

Basic weighted average common shares	61,295	61,436	61,176	60,896

Diluted weighted average common shares	61,950	61,870	61,712	61,561

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2009, CBIZ committed to the divestiture of three operations in the National Practices group. These divestitures qualified as discontinued operations, and as such required restatement of prior period results of operations to move the discontinued operations from “Income from continuing operations” to “Loss from operations of discontinued operations, net of tax.”

	2008
	March 31,	June 30,	September 30,	December 31,

Revenue	$192,959	$171,045	$163,281	$158,648
Operating expenses	153,630	149,957	143,599	140,956

Gross margin	39,329	21,088	19,682	17,692
Corporate general and administrative	7,252	7,791	7,270	6,378

Operating income	32,077	13,297	12,412	11,314
Other income (expense):
Interest expense	(2,578)	(2,763)	(2,702)	(2,743)
Gain on sale of operations, net	19	222	229	275
Other income (expense), net	(1,348)	334	(3,022)	(3,582)

Total other expense, net	(3,907)	(2,207)	(5,495)	(6,050)
Income from continuing operations before income tax expense	28,170	11,090	6,917	5,264
Income tax expense	11,293	4,017	2,444	1,883

Income from continuing operations	16,877	7,073	4,473	3,381
Loss from operations of discontinued operations, net of tax	(182)	(338)	(200)	(412)
Gain (loss) on disposal of discontinued operations, net of tax	(449)	9	132	40

Net income	$16,246	$6,744	$4,405	$3,009

Earnings (loss) per share:
Basic:
Continuing operations	$0.27	$0.11	$0.07	$0.06
Discontinued operations	(0.01)	—	—	(0.01)

Net income	$0.26	$0.11	$0.07	$0.05

Diluted:
Continuing operations	$0.26	$0.11	$0.07	$0.06
Discontinued operations	(0.01)	—	—	(0.01)

Net income	$0.25	$0.11	$0.07	$0.05

Basic weighted average common shares	63,261	61,830	61,171	61,136

Diluted weighted average common shares	64,266	62,440	61,772	61,765

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

The business units are managed along these segment lines. A general description of services provided by practice group is provided in the table below.

Financial Services	Employee Services	MMP	National Practices

• Accounting • Tax • Financial Advisory • Litigation Support • Valuation • Internal Audit • Fraud Detection • Real Estate Advisory	• Group Health • Property & Casualty • COBRA / Flex • Retirement Planning • Wealth Management • Life Insurance • Human Capital Management • Payroll Services • Actuarial Service • Recruiting	• Coding and Billing • Accounts Receivable Management • Full Practice Management Services	• Managed Networking and Hardware Services • Health Care Consulting • Mergers & Acquisitions

Corporate and Other.  Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of certain health care costs, gains or losses attributable to assets held in the Company’s deferred compensation plan, stock-based compensation, consolidation and integration charges, and certain advertising costs.

Accounting policies of the practice groups are the same as those described in Note 1. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding the costs of certain infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing), which are reported in the “Corporate and Other” segment.

CBIZ operates in the United States and Canada and revenue generated from such operations during the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

United States	$738,300	$684,433	$617,907
Canada	1,400	1,500	1,400

Total Revenue	$739,700	$685,933	$619,307

There is no one customer that represents a significant portion of CBIZ’s revenue.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Year Ended December 31, 2009
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$380,254	$170,846	$160,632	$27,968	$—	$739,700
Operating expenses	329,294	141,710	139,763	24,469	16,075	651,311

Gross margin	50,960	29,136	20,869	3,499	(16,075)	88,389
Corporate general & admin	—	—	—	—	30,722	30,722

Operating income (loss)	50,960	29,136	20,869	3,499	(46,797)	57,667
Other income (expense):
Interest expense	(26)	(27)	—	(1)	(13,338)	(13,392)
Gain on sale of operations, net	—	—	—	—	989	989
Other income, net	309	1,076	299	3	4,935	6,622

Total other income (expense)	283	1,049	299	2	(7,414)	(5,781)

Income (loss) from continuing operations before income tax expense	$51,243	$30,185	$21,168	$3,501	$(54,211)	$51,886

	Year Ended December 31, 2008
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$312,122	$181,793	$164,950	$27,068	$—	$685,933
Operating expenses	265,441	150,833	143,395	23,607	4,866	588,142

Gross margin	46,681	30,960	21,555	3,461	(4,866)	97,791
Corporate general & admin	—	—	—	—	28,691	28,691

Operating income (loss)	46,681	30,960	21,555	3,461	(33,557)	69,100
Other income (expense):
Interest expense	(12)	(25)	—	(6)	(10,743)	(10,786)
Gain on sale of operations, net	—	—	—	—	745	745
Other income (expense), net	287	1,269	290	11	(9,475)	(7,618)

Total other income (expense)	275	1,244	290	5	(19,473)	(17,659)

Income (loss) from continuing operations before income tax expense	$46,956	$32,204	$21,845	$3,466	$(53,030)	$51,441

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$289,324	$171,994	$132,853	$25,136	$—	$619,307
Operating expenses	249,001	140,116	115,976	22,175	13,111	540,379

Gross margin	40,323	31,878	16,877	2,961	(13,111)	78,928
Corporate general & admin	—	—	—	—	29,462	29,462

Operating income (loss)	40,323	31,878	16,877	2,961	(42,573)	49,466
Other income (expense):
Interest expense	(44)	(28)	—	—	(8,966)	(9,038)
Gain on sale of operations, net	—	—	—	—	144	144
Other income, net	260	1,912	198	6	8,208	10,584

Total other income	216	1,884	198	6	(614)	1,690

Income (loss) from continuing operations before income tax expense	$40,539	$33,762	$17,075	$2,967	$(43,187)	$51,156

24.	Subsequent Events

CBIZ has evaluated those events and transactions that occurred from January 1, 2010 through the date of issuance of these consolidated financial statements.

In January 2010, CBIZ acquired substantially all of the assets of two business, Goldstein Lewin & Company and National Benefit Alliance. Goldstein Lewin & Company, an accounting and financial services company located in Boca Raton, Florida, provides services accounting and financial advisory services, tax planning and compliance, wealth preservation and estate planning, technology consulting, software consulting, business valuation and litigation consulting. The operating results will be reported in the operations of the Financial Services group. National Benefit Alliance, an employee benefits company located in Midvale, Utah, designs, implements and administers employee benefit plans for government contractors as well as commercial clients. The operating results will be reported in the Employee Services practice group. The accounting for these business acquisitions was not complete as of the filing date of this Annual Report on Form 10-K. The fair value assessments for the net assets acquired and consideration transferred are in the process of being finalized.

CBIZ, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND
RESERVES FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E
		Additions
	Balance at	Charged to	Charged	Acquisitions	Charge-offs,	Balance at
	Beginning of	Cost and	to Other	and	Net of	End of
	Period	Expense	Accounts	Divestitures	Recoveries	Period

Year ended December 31, 2009
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$8,127	$8,020	$—	$—	$(7,637)	$8,510

Year ended December 31, 2008
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$5,175	$7,181	$—	$—	$(4,229)	$8,127

Year ended December 31, 2007
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$5,336	$3,934	$—	$—	$(4,095)	$5,175