Form 10-Q
period 2010-03-31
CBIZ, Inc.
filed 2010-05-10
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at April 30, 2010
Common Stock, par value $0.01 per share	62,437,499

CBIZ, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	MARCH 31,	DECEMBER 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,360	$9,257
Restricted cash	11,449	15,432
Accounts receivable, net	169,507	128,766
Notes receivable — current, net	1,124	1,766
Income taxes refundable	—	3,391
Deferred income taxes — current	9,013	7,579
Other current assets	11,122	10,701
Assets of discontinued operations	2,075	4,109

Current assets before funds held for clients	209,650	181,001
Funds held for clients — current	65,002	87,925

Total current assets	274,652	268,926

Property and equipment, net	27,266	26,833
Notes receivable — non-current, net	997	1,041
Deferred income taxes — non-current, net	176	237
Goodwill and other intangible assets, net	396,538	375,211
Assets of deferred compensation plan	29,327	27,457
Funds held for clients — non-current	10,361	10,545
Other assets	2,370	2,847

Total assets	$741,687	$713,097

LIABILITIES
Current liabilities:
Accounts payable	$22,496	$25,707
Income taxes payable — current	8,139	—
Accrued personnel costs	26,696	34,249
Notes payable — current	3,153	13,410
Other current liabilities	21,927	13,883
Liabilities of discontinued operations	991	2,281

Current liabilities before client fund obligations	83,402	89,530
Client fund obligations	78,296	101,279

Total current liabilities	161,698	190,809

Convertible notes, net	94,890	93,848
Bank debt	139,450	110,000
Income taxes payable — non-current	6,810	6,686
Deferred compensation plan obligations	29,327	27,457
Other non-current liabilities	19,186	13,679

Total liabilities	451,361	442,479

STOCKHOLDERS’ EQUITY
Common stock	1,085	1,081
Additional paid-in capital	522,470	518,637
Retained earnings (accumulated deficit)	37,448	21,464
Treasury stock	(269,670)	(269,642)
Accumulated other comprehensive loss	(1,007)	(922)

Total stockholders’ equity	290,326	270,618

Total liabilities and stockholders’ equity	$741,687	$713,097

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Revenue	$210,235	$216,478
Operating expenses	172,291	173,987

Gross margin	37,944	42,491
Corporate general and administrative expenses	8,984	7,709

Operating income	28,960	34,782

Other income (expense):
Interest expense	(3,168)	(3,503)
Gain on sale of operations, net	374	80
Other income (expense), net	2,173	(591)

Total other expense, net	(621)	(4,014)

Income from continuing operations before income tax expense	28,339	30,768

Income tax expense	11,475	12,365

Income from continuing operations after income tax expense	16,864	18,403

Income from operations of discontinued operations, net of tax	(444)	(229)

(Loss) gain on disposal of discontinued operations, net of tax	(436)	7

Net income	$15,984	$18,181

Earnings (loss) per share:
Basic:
Continuing operations	$0.27	$0.30
Discontinued operations	(0.01)	—

Net income	$0.26	$0.30

Diluted:
Continuing operations	$0.27	$0.30
Discontinued operations	(0.01)	(0.01)

Net income	$0.26	$0.29

Basic weighted average shares outstanding	61,509	61,295

Diluted weighted average shares outstanding	62,065	61,950

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Cash flows from operating activities:
Net income	$15,984	$18,181
Adjustments to reconcile net income to net cash used in operating activities:
Loss from operations of discontinued operations, net of tax	444	229
Loss (gain) on disposal of discontinued operations, net of tax	436	(7)
Gain on sale of operations, net	(374)	(80)
Amortization of discount on convertible notes	1,042	965
Bad debt expense, net of recoveries	1,078	1,837
Depreciation and amortization expense	5,125	5,044
Adjustment to contingent earnout liability	(721)	—
Deferred income taxes	(1,326)	(224)
Excess tax benefits from share based payment arrangements	(49)	(102)
Employee stock awards	1,294	945
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	3,984	3,677
Accounts receivable, net	(42,224)	(43,673)
Other assets	1,300	(678)
Accounts payable	(3,138)	(3,928)
Income taxes payable	12,156	11,917
Accrued personnel costs	(7,658)	(11,886)
Other liabilities and other	5,393	(679)

Net cash used in continuing operations	(7,254)	(18,462)
Operating cash flows (used in) provided by discontinued operations	(658)	702

Net cash used in operating activities	(7,912)	(17,760)

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(26,039)	(424)
Proceeds from sales of divested and discontinued operations	874	275
Additions to property and equipment, net	(886)	(1,442)
Additions to notes receivable	(129)	—
Payments received on notes receivable	122	684
Investing cash flows used in discontinued operations	—	(5)

Net cash used in investing activities	(26,058)	(912)

Cash flows from financing activities:
Proceeds from bank debt	137,875	130,025
Payment of bank debt	(108,425)	(105,025)
Payment of notes payable and capitalized leases	(41)	(59)
Payment for acquisition of treasury stock	(29)	(6,698)
Proceeds from exercise of stock options	645	255
Excess tax benefit from exercise of stock awards	49	102
Debt issuance costs	(1)	(32)

Net cash provided by financing activities	30,073	18,568

Net decrease in cash and cash equivalents	(3,897)	(104)
Cash and cash equivalents at beginning of year	9,257	9,672

Cash and cash equivalents at end of period	$5,360	$9,568

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ”) as of March 31, 2010 and December 31, 2009, and the consolidated results of their operations and cash flows for the three months ended March 31, 2010 and 2009. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009.

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of CBIZ and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ. See CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Management’s estimates and assumptions include, but are not limited to, estimates of collectability of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, estimates of accrued liabilities (such as incentive compensation, self-funded health insurance accruals, legal reserves, future contingent purchase price obligations, and consolidation and integration reserves), the provision for income taxes, the realizability of deferred tax assets, and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2009 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation.

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured.

CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition policies is included in the Annual Report on Form 10-K for the year ended December 31, 2009.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which adds disclosure requirements about transfers in and out of Levels 1 and 2, for activity relating to Level 3 measurements, and clarifies input and valuation techniques. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except as it pertains to the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. This Level 3 requirement will be effective for fiscal years beginning after December 15, 2010. CBIZ adopted the provisions of the accounting guidance for the interim reporting period ended March 31, 2010. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 clarifies and improves financial reporting by entities involved with variable interest entities. ASU 2009-17 is effective as of the beginning of the annual period beginning after November 15, 2009. CBIZ adopted the provisions of this accounting guidance for the interim period ended March 31, 2010. The adoption did not have a material impact on CBIZ’s consolidated financial statements.
2.	Accounts Receivable, Net

Accounts receivable balances at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	2010	2009
Trade accounts receivable	$124,038	$109,665
Unbilled revenue	54,500	27,611

Total accounts receivable	178,538	137,276
Allowance for doubtful accounts	(9,031)	(8,510)

Accounts receivable, net	$169,507	$128,766

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	2010	2009
Goodwill	$309,871	$291,120
Intangible assets:
Client lists	111,998	108,615
Other intangible assets	9,212	9,394

Total intangible assets	121,210	118,009

Total goodwill and intangibles assets	431,081	409,129
Accumulated amortization:
Client lists	(30,605)	(29,918)
Other intangible assets	(3,938)	(4,000)

Total accumulated amortization	(34,543)	(33,918)

Goodwill and other intangible assets, net	$396,538	$375,211

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	2010	2009
Operating expenses	$5,016	$4,860
Corporate general and administrative expenses	109	184

Total depreciation and amortization expense	$5,125	$5,044

5.	Borrowing Arrangements

Convertible Senior Subordinated Notes

On May 30, 2006, CBIZ sold and issued $100.0 million in senior subordinated notes (“Notes”). The Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The terms of the Notes are governed by the Indenture dated as of May 30, 2006, with U.S. Bank National Association as trustee (“Indenture”). The Notes and Indenture are further described in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

CBIZ separately accounts for the debt and equity components of the Notes. The carrying amount of the debt and equity components at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Principal amount of notes	$100,000	$100,000
Unamortized discount	(5,110)	(6,152)

Net carrying amount	$94,890	$93,848

Additional paid-in-capital	$11,425	$11,425

The discount on the liability component of the Notes is being amortized using the effective interest method based upon an annual effective rate of 7.80%, which represents the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over five years from the date of issuance, which coincides with the first date that holders can require CBIZ to repurchase the Notes. At March 31, 2010, the unamortized discount had a remaining amortization period of approximately 14 months.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
During the three months ended March 31, 2010 and 2009, CBIZ recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Contractual coupon interest	$781	$781
Amortization of discount	1,042	965

Total interest expense	$1,823	$1,746

Bank Debt

CBIZ maintains a $214.0 million unsecured credit facility (“credit facility”) with Bank of America as agent bank for a group of six participating banks. The credit facility has a letter of credit sub-facility and matures in November 2012. CBIZ had $139.5 million and $110.0 million of outstanding borrowings under its credit facility at March 31, 2010 and December 31, 2009, respectively. Rates for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Weighted average rates	3.09%	4.15%

Range of effective rates	2.71% - 6.40%	2.09% - 6.40%

Available funds under the credit facility are reduced by letters of credit and the outstanding balance of the credit facility. At March 31, 2010, CBIZ had approximately $37.4 million available under the credit facility.

The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. Under the credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee of 40.0 to 50.0 basis points is charged on the unused portion of the credit facility.

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

There are no limitations on CBIZ’s ability to acquire businesses or repurchase CBIZ common stock provided that the Leverage Ratio is less than 2.0. The Leverage Ratio is calculated as total debt (excluding the convertible senior subordinated notes) compared to EBITDA as defined by the credit facility. The Leverage Ratio at March 31, 2010 was 1.85, which represents a seasonally high ratio based on the Company’s need to draw on its credit facility to fund its working capital requirements. This ratio has historically decreased as cash is collected and payments are made on the credit facility during the second and third quarters.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
6.	Commitments and Contingencies

Acquisitions

The purchase price that CBIZ pays for businesses and client lists has historically consisted of two components: an up-front, non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists’ actual future performance. For acquisitions completed prior to January 1, 2009, the portion of purchase price contingent on future performance is recorded when earned. For acquisitions completed January 1, 2009 and after, the fair value of the contingent purchase price is recorded at the date of acquisition and remeasured each reporting period until the liability is settled. Shares of CBIZ common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to two years. Acquisitions are further discussed in Note 12.

Indemnifications

CBIZ has various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2010, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the three months ended March 31, 2010 and 2009, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $3.0 million and $3.5 million as of March 31, 2010 and December 31, 2009, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2010 and December 31, 2009 was $1.4 million and $1.5 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $3.1 million and $2.6 million as of March 31, 2010 and December 31, 2009, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments and higher costs incurred if circumstances differ from the assumptions used in estimating the liability. The liability for the self-funded health insurance plan is included in other current liabilities in the consolidated balance sheets and was $4.3 million and $3.5 million at March 31, 2010 and December 31, 2009, respectively. CBIZ’s net healthcare costs include health claims, administration fees to the third-party administrators and premiums for stop-loss coverage.

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

Corporate Bonds

CBIZ holds four corporate bonds with par values totaling $9.5 million at March 31, 2010. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity dates ranging from October, 2010 through November, 2036, and are included in “Funds held for clients — current” on the consolidated balance sheets as these investments are highly liquid and are expected to be held for less than one year. CBIZ recorded an unrealized gain on these bonds of $57,000 during the three months ended March 31, 2010, which is recorded as other comprehensive income. No gain or loss was recorded for the three months ended March 31, 2009 as these corporate bonds were purchased subsequent to March 31, 2009.

Auction Rate Securities (“ARS”)

At March 31, 2010, CBIZ held three investments in ARS with par values totaling $13.4 million and fair values totaling $10.4 million. The difference between par value and fair value for two of the ARS are currently considered to be temporary and changes in the fair value of these investments are recorded as unrealized losses in accumulated other comprehensive loss, net of tax benefit. The decline in fair value of the remaining ARS was previously determined to be other-than-temporary, with the losses associated with this ARS primarily attributed to credit loss. See Note 8 for further discussion regarding the ARS and related fair values.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Due to the failed auctions and the uncertainty regarding the liquidity of these securities, CBIZ classifies its investments in auction-rate securities as funds held for clients — non-current in the consolidated balance sheets. The maturity dates for these ARS investments range from October 2037 through February 2042.

CBIZ has sufficient liquidity in its client fund assets to fund client obligations and the Company does not anticipate that the current lack of liquidity of these investments will affect its ability to conduct business. CBIZ does not intend to sell the two ARS investments that are temporarily impaired until an anticipated recovery in value occurs.

Interest Rate Swaps

CBIZ uses interest rate swaps to manage interest rate risk exposure. Our interest rate swaps effectively mitigate our exposure to interest rate risk, primarily through converting portions of our floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. CBIZ does not enter into derivative instruments for trading or speculative purposes.

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

As a result of the use of derivative instruments, CBIZ is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, CBIZ only enters into contracts with selected major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of counterparties. At March 31, 2010, all of the counterparties to CBIZ’s interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations. There are no credit risk-related contingent features in CBIZ’s interest rate swaps nor do the swaps contain provisions under which the Company has, or would be required, to post collateral.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At March 31, 2010, each of the interest rate swaps was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swaps and their classification on the consolidated balance sheets at March 31, 2010 and December 31, 2009 (in thousands).

	March 31, 2010
	Notional	Fair	Balance Sheet
	Amount	Value (c)	Location
Interest rate swaps (a)	$20,000	$183	Other current liabilities

Total interest rate swaps	$20,000	$183

	December 31, 2009
	Notional	Fair	Balance Sheet
	Amount	Value (c)	Location
Interest rate swap (b)	$10,000	$4	Other current liabilities
Interest rate swaps (a)	20,000	186	Other non-current liabilities

Total interest rate swaps	$30,000	$190

(a)	Represents two interest rate swaps, each with a notional value of $10.0 million and terms of two years expiring in January, 2011. Under the terms of the interest rate swaps, CBIZ pays interest at a fixed rate of 1.55% and 1.59%, respectively, plus applicable margin under the credit agreement, and receives or pays interest that varies with three-month LIBOR. Interest is calculated by reference to the respective $10.0 million notional amount of the interest rate swap and payments are exchanged every three months.

(b)	Represents one interest rate swap with an initial term of two years that expired in January, 2010. Under the terms of the interest rate swap, CBIZ paid interest at a fixed rate of 3.9% plus applicable margin under the credit agreement, and received or paid interest that varied with one-month LIBOR. Interest was calculated by reference to the $10.0 million notional amount of the interest rate swap and payments were exchanged each month.

(c)	See additional disclosures regarding fair value measurements in Note 8.
The following table summarizes the effects of interest rate swaps on CBIZ’s consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands). All swaps were deemed to be effective for the first quarters of 2010 and 2009.

	Gain (Loss)		Gain (Loss) Reclassified
	Recognized in AOCL		from AOCL into Income
	(Effective Portion)		(Effective Portion)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009	Location
Interest rate swaps	$5	$(4)	$68	$99	Interest expense

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
8.	Fair Value Measurements

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

The following table summarizes CBIZ’s assets and liabilities at March 31, 2010 and December 31, 2009 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	March 31, 2010	December 31, 2009
Deferred compensation plan assets	1	$29,327	$27,457
Auction rate securities	3	$10,361	$10,545
Corporate bonds	1	$9,739	$9,764
Contingent purchase price liabilities	3	$(14,859)	$(5,575)
Interest rate swaps	2	$(183)	$(190)
For the three months ended March 31, 2010 and 2009, there were no transfers between the valuation hierarchy Levels 1, 2 or 3. The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the three months ended March 31, 2010 (pre-tax basis) (in thousands):

	Auction Rate	Contingent Purchase
	Securities	Price Liabilities
Balance — December 31, 2009	$10,545	$(5,575)
Transfers into Level 3	—	—
Additions from business acquisitions	—	(9,960)
Unrealized losses included in accumulated other comprehensive loss	(187)	—
Change in fair value of contingency	—	721
Change in net present value of contingency	—	(45)
Increase in expected cash flows of OTTI investment	3	—

Ending balance — March 31, 2010	$10,361	$(14,859)

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Auction Rate Securities — CBIZ’s investments in ARS were classified as Level 3 as a result of liquidity issues in the ARS market, an inactive trading market of the securities, and the lack of quoted prices from broker-dealers. Accordingly, a fair value assessment of these securities was performed on each security based on a discounted cash flow model utilizing various assumptions that included maximum interest rates for each issue, probabilities of successful auctions, failed auctions or default, the timing of cash flows, the quality and level of collateral of the securities, and the rate of recovery from bond insurers in the event of default.

At March 31, 2010, CBIZ held three investments in ARS with par values totaling $13.4 million. For two of the ARS, the declines in fair values are currently considered to be temporary. The par value of these two ARS was $8.4 million at March 31, 2010 and December 31, 2009, respectively, and the fair values were $7.6 million and $7.8 million at March 31, 2010 and December 31, 2009, respectively. The decrease in fair value of $0.2 million during the three months ended March 31, 2010 was recorded as unrealized losses in accumulated other comprehensive loss, net of tax. For both of these ARS issues, CBIZ has determined that the impairment is temporary due to dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuers’ ability to refinance if necessary. These two ARS with temporary declines in fair value are classified as “Funds held for clients — non-current”, as CBIZ does not intend to sell these investments until an anticipated recovery of par value occurs.

The par value of the remaining ARS is $5.0 million and the carrying value was $2.8 million at both March 31, 2010 and December 31, 2009. The decline in fair value for this ARS was determined to be other-than-temporary and accordingly, CBIZ bifurcated the loss into credit loss and other market loss and recorded an impairment charge in “Other income (expense), net” for the year ended December 31, 2008. During the three months ended March 31, 2010, there were no additional impairment charges related to this ARS. The fair value of this ARS is recorded in “Funds held for clients — non-current” in the consolidated balance sheets.

Contingent Purchase Price Liabilities — Contingent purchase price liabilities resulted from business acquisitions made after January 1, 2009, and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. The contingent purchase price liabilities are included in “Other current liabilities” and “Accrued expenses — non-current”, depending on the expected settlement date. During the three months ended March 31, 2010, the addition of $10.0 million to the liability resulted from CBIZ’s acquisitions of two businesses with contingent earnout provisions, and was offset by $0.7 million as a result of a change in the estimate of future contingent liabilities related to prior year acquisitions. See Note 12 for further discussion of contingent purchase price liabilities.

The following table provides additional information with regards to the ARS with temporary impairments, aggregated by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

March 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Security	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$7,602	$778	$7,602	$778

December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Security	Value	Losses	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$7,784	$596	$7,784	$596

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes	$94,890	$94,890	$93,848	$94,800
Although the trading of CBIZ’s convertible notes is limited, the fair value of the convertible notes was determined based upon their most recent quoted market price. The convertible notes are carried at face value less any unamortized debt discount.

The carrying value of CBIZ’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates.
9.	Other Comprehensive Income

Other comprehensive income is reflected as an increase to stockholders’ equity and is not reflected in CBIZ’s results of operations. Other comprehensive income for the three months ended March 31, 2010 and 2009, net of tax, was as follows (in thousands):

	2010	2009
Net income	$15,984	$18,181
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities, net of income tax benefit (expense) of $50 and $(28), respectively	(75)	41
Net unrealized gain (loss) on interest rate swaps, net of income tax (expense) benefit of $(3) and $2, respectively	4	(4)
Foreign currency translation	(15)	(22)

Total other comprehensive (loss) income	(86)	15

Comprehensive income	$15,898	$18,196

Accumulated other comprehensive loss, net of tax, was approximately $1.0 million and $0.9 million at March 31, 2010 and December 31, 2009, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.
10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 2002 Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	2010	2009
Stock options	$760	$567
Restricted stock awards	534	378

Total stock-based compensation expense	$1,294	$945

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Stock award activity during the three months ended March 31, 2010 was as follows (in thousands, except per share data):

	Stock
	Options		Restricted Stock Awards
		Weighted Average		Weighted Average
		Exercise Price Per		Grant-Date Fair
	Number of Options	Share	Number of Shares	Value (1)
Outstanding at beginning of year	4,636	$7.41	753	$7.65
Granted	—	$—	56	$6.95
Exercised or released	(156)	$4.14	(67)	$7.72
Expired or canceled	(22)	$7.77	—	$—

Outstanding at March 31, 2010	4,458	$7.53	742	$7.59

Exercisable at March 31, 2010	1,584	$7.12

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.
11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations for the three months ended March 31, 2010 and 2009 (in thousands, except per share data).

	2010	2009
Numerator:
Income from continuing operations after income tax expense	$16,864	$18,403

Denominator:
Basic
Weighted average common shares outstanding	61,509	61,295

Diluted
Stock options (1)	164	348
Restricted stock awards (1)	226	208
Contingent shares (2)	166	99

Diluted weighted average common shares outstanding	62,065	61,950

Basic earnings per share from continuing operations	$0.27	$0.30

Diluted earnings per share from continuing operations	$0.27	$0.30

(1)	A total of 4.5 million and 2.6 million stock based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, as their effect would be anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.
12.	Acquisitions

During the first quarter of 2010, CBIZ acquired substantially all of the assets of two companies, Goldstein Lewin & Company and National Benefit Alliance. Goldstein Lewin & Company, an accounting and financial services company located in Boca Raton, Florida, provides accounting services and financial advisory services, tax planning and compliance, wealth preservation and estate planning, business valuation and litigation support. The operating results of Goldstein Lewin & Company are

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
reported in the Financial Services practice group. National Benefit Alliance, an employee benefits company located in Midvale, Utah, designs, implements and administers employee benefit plans for government contractors as well as commercial clients. The operating results of National Benefit Alliance are reported in the Employee Services practice group.

Aggregate consideration for these acquisitions is expected to be approximately $25.3 million, which consists of $13.2 million in cash and $1.8 million in CBIZ common stock that was paid at closing, $0.3 million in guaranteed future consideration, and $10.0 million in contingent consideration to be settled primarily in cash and a portion in common stock, subject to the acquired operations achieving certain performance targets.

The preliminary aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Work in process, net	$538
Prepaid expenses and other current assets	1,230
Fixed assets	1,436
Identifiable intangible assets	5,806
Accrued liabilities	(113)

Total identifiable net assets	$8,897
Goodwill	16,441

Aggregate purchase price	$25,338

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is between $0 and $10.5 million. CBIZ is required to record the fair value of these obligations at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangements was $10.0 million, of which $3.9 million was recorded in “Other current liabilities” and $6.1 million was recorded in “Accrued expenses — non-current” in the consolidated balance sheets at March 31, 2010.

The goodwill of $16.4 million arising from the acquisitions in the current period consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross selling opportunities expected with our Financial Services group and the Employee Services group to help strengthen our existing service offerings and expand our market position. The goodwill recognized is deductible for income tax purposes.

During the first quarter of 2010, CBIZ adjusted the fair value of the contingent consideration arrangements related to CBIZ’s prior acquisitions from $5.6 million to $4.9 million due to lower than originally projected future results of the acquired businesses.

In addition, CBIZ paid $12.8 million in cash and approximately 13,100 shares of common stock became issuable during the first quarter of 2010 as contingent proceeds for previous acquisitions.

CBIZ did not acquire any businesses during the first quarter of 2009. CBIZ did purchase two client lists, one of which is reported in the Financial Services practice group and the other is reported in the Employee Services practice group. Aggregate consideration for these client lists consisted of $0.1 million cash paid at closing and up to an additional $0.4 million in cash which is contingent upon future financial performance of the client lists. In addition, CBIZ paid $0.3 million in cash and issued approximately 26,300 shares of common stock during the first quarter of 2009 as contingent proceeds for previous acquisitions.

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

Additions to goodwill, client lists and other intangible assets resulting from acquisitions in the first quarter of 2010 and contingent consideration earned on prior period acquisitions during the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Goodwill	$18,751	$2,031

Client lists	$5,560	$407

Other intangible assets	$246	$—

13.	Discontinued Operations and Divestitures

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

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “(Loss) gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned. During the first quarter of 2010, CBIZ sold two businesses from the National Practices group. Proceeds from these sales consisted of $0.2 million in cash and resulted in a pre-tax loss of approximately $0.8 million. During the first quarter of 2009, CBIZ did not sell any operations.

For those businesses that qualified for treatment as discontinued operations, the assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and results from operations of discontinued operations for the three months ended March 31, 2010 and 2009 are separately reported as “Income from operations of discontinued operations, net of tax” in the consolidated statements of operations and were as follows (in thousands):

	2010	2009
Revenue	$2,260	$3,595

Loss from operations of discontinued operations, before income tax expense	$(740)	$(393)
Income tax benefit	296	164

Loss from operations of discontinued operations, net of tax	$(444)	$(229)

For the three months ended March 31, 2010 and 2009, (loss) gain on the disposal of discontinued operations were as follows (in thousands):

	2010	2009
(Loss) gain on disposal of discontinued operations, before income tax (benefit) expense	$(890)	$11
Income tax (benefit) expense	(454)	4

(Loss) gain on disposal of discontinued operations, net of tax	$(436)	$7

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At March 31, 2010 and December 31, 2009, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Assets:
Accounts receivable, net	$1,164	$1,945
Goodwill and other intangible assets, net	315	1,436
Property and equipment, net	96	131
Other current assets	500	597

Assets of discontinued operations	$2,075	$4,109

Liabilities:
Accounts payable	$217	$892
Accrued personnel costs	203	191
Other current liabilities	571	1,198

Liabilities of discontinued operations	$991	$2,281

Divestitures

Gains and losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the consolidated statements of operations. During the first quarter of 2010, CBIZ recognized a gain of $0.4 million from the sale of a client list. Cash proceeds from this sale were $0.4 million. During the first quarter of 2009, there were no sales of operations or assets.
14.	Segment Disclosures

CBIZ’s business units have been aggregated into four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”), and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment in which they operate; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. A general description of services provided by practice group is provided in the following table.

Financial Services	Employee Services	MMP	National Practices
• Accounting	• Group Health	• Coding and Billing	• Managed Networking and
• Tax	• Property & Casualty	• Accounts Receivable	Hardware Services
• Financial Advisory	• COBRA / Flex	Management	• Health Care Consulting
• Litigation Support	• Retirement Planning	• Full Practice	• Mergers & Acquisitions
• Valuation	• Wealth Management	Management Services
• Internal Audit	• Life Insurance
• Fraud Detection	• Human Capital
• Real Estate Advisory	Management
• Payroll Services
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
Accounting policies of the practice groups are the same as those described in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2009. Upon consolidation, all intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding the costs of certain infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing), which are reported in the “Corporate and Other” segment. Segment information for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31, 2010
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$121,423	$46,788	$35,318	$6,706	$—	$210,235
Operating expenses	89,100	37,149	34,090	6,490	5,462	172,291

Gross margin	32,323	9,639	1,228	216	(5,462)	37,944
Corporate general & admin	—	—	—	—	8,984	8,984

Operating income (loss)	32,323	9,639	1,228	216	(14,446)	28,960
Other income (expense):
Interest expense	(3)	(6)	—	—	(3,159)	(3,168)
Gain on sale of operations, net	—	—	—	—	374	374
Other income (expense), net	75	138	89	—	1,871	2,173

Total other income (expense)	72	132	89	—	(914)	(621)

Income (loss) from continuing operations before income tax expense	$32,395	$9,771	$1,317	$216	$(15,360)	$28,339

	THREE MONTHS ENDED MARCH 31, 2009
					Corporate
	Financial	Employee		National	And
	Services	Services	MMP	Practices	Other	Total
Revenue	$124,693	$45,390	$39,848	$6,547	$—	$216,478
Operating expenses	93,138	37,353	35,136	6,174	2,186	173,987

Gross margin	31,555	8,037	4,712	373	(2,186)	42,491
Corporate general & admin	—	—	—	—	7,709	7,709

Operating income (loss)	31,555	8,037	4,712	373	(9,895)	34,782
Other income (expense):
Interest expense	(8)	(7)	—	—	(3,488)	(3,503)
Gain on sale of operations, net	—	—	—	—	80	80
Other income (expense), net	78	225	74	—	(968)	(591)

Total other income (expense)	70	218	74	—	(4,376)	(4,014)

Income (loss) from continuing operations before income tax expense	$31,625	$8,255	$4,786	$373	$(14,271)	$30,768

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at March 31, 2010 and December 31, 2009, and results of operations and cash flows for the three months ended March 31, 2010 and 2009, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2009. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009.
Overview
CBIZ provides professional business services that help clients manage their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ delivers its integrated services through four practice groups. A general description of services provided by each practice group is provided in the following table:

Financial Services	Employee Services	MMP	National Practices
• Accounting	• Group Health	• Coding and Billing	• Managed Networking and Hardware Services
• Tax	• Property & Casualty	• Accounts Receivable Management	• Health Care Consulting
• Financial Advisory	• COBRA / Flex	• Full Practice Management Services	• Mergers & Acquisitions
• Litigation Support	• Retirement Planning
• Valuation	• Wealth Management
• Internal Audit	• Life Insurance
• Fraud Detection	• Human Capital Management
• Real Estate Advisory	• Payroll Services
• Actuarial Services
• Recruiting
See the Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of external relationships and regulatory factors that currently impact CBIZ’s operations.
Executive Summary
Revenue for the first quarter of 2010 decreased by 2.9% versus the comparable period in 2009. Revenue from newly acquired operations contributed $6.0 million, or 2.8% of revenue growth, which was offset by same-unit revenue declines of 5.6%, or $12.2 million.
Operating expenses declined by 1.0% or $1.7 million, but increased as a percentage of revenue to 82% in the first quarter of 2010 from 80.4% for the first quarter of 2009. Operating expenses included a charge of $1.4 million for restructuring activities, primarily lease consolidation charges, associated with the Company’s acquisition of Goldstein Lewin & Company. CBIZ is continuing to take the appropriate actions to manage costs in order to reduce pressure on gross margin. Earnings per share from continuing operations decreased by 10.0% to $0.27 for the three months ended March 31, 2010 from $0.30 for the three months ended March 31, 2009.
During the first quarter of 2010, CBIZ acquired substantially all of the assets of two companies. Goldstein Lewin & Company, an accounting and financial services company located in Boca Raton, Florida, provides accounting services and financial advisory services, tax planning and compliance, wealth preservation and estate planning, business valuation and litigation support. National Benefit Alliance, an employee benefits company located in Midvale, Utah, designs, implements and administers employee benefit plans for government contractors as well as commercial clients. Goldstein Lewin & Company is reported in the

Financial Services practice group and National Benefit Alliance is reported in the Employee Services practice group.
During the first quarter of 2010, CBIZ sold two businesses that were previously classified as discontinued operations. These businesses were formerly reported in the National Practices group. See Note 13 to the accompanying consolidated financial statements for further disclosure.
On February 11, 2010, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ outstanding common stock in open market or privately negotiated purchases through March 31, 2011.
Results of Operations — Continuing Operations
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on March 1, 2009, revenue for the month of March would be included in same-unit revenue for first quarter of both years; revenue for the period January 1, 2010 through February 28, 2010 would be reported as revenue from acquired businesses.
Three Months Ended March 31, 2010 and 2009
Revenue
The following table summarizes total revenue for the three months ended March 31, 2010 and 2009 (in thousands, except percentages).

	THREE MONTHS ENDED MARCH 31,
		%of		%of	$	%
	2010	Total	2009	Total	Change	Change
Same-unit revenue
Financial Services	$117,544	55.9%	$124,693	57.6%	$(7,149)	(5.7)%
Employee Services	44,685	21.3%	45,390	21.0%	(705)	(1.6)%
MMP	35,318	16.8%	39,848	18.4%	(4,530)	(11.4)%
National Practices	6,706	3.2%	6,547	3.0%	159	2.4%

Total same-unit revenue	204,253	97.2%	216,478	100.0%	(12,225)	(5.6)%
Acquired businesses	5,982	2.8%	—	—	5,982
Divested operations	—	—	—	—

Total revenue	$210,235	100.0%	$216,478	100.0%	$(6,243)	(2.9)%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.
Gross margin and operating expenses — Operating expenses for the first quarter of 2010 decreased by $1.7 million to $172.3 million for the first quarter of 2010, from $174.0 million for the comparable period of 2009, but increased as a percentage of revenue to 82.0% from 80.4% for the first quarters of 2010 and 2009, respectively. The primary components of operating expenses for the first quarters of 2010 and 2009 are illustrated in the following table:

	2010		2009
	% of		% of		Change in
	Operating	%	Operating	% of	% of
	Expense	of Revenue	Expense	Revenue	Revenue
Personnel costs	75.3%	61.7%	75.3%	60.5%	1.2%
Occupancy costs	6.7%	5.5%	6.8%	5.4%	0.1%
Depreciation and amortization	2.9%	2.4%	2.8%	2.2%	0.2%
Travel and related costs	2.6%	2.1%	2.5%	2.0%	0.1%
Other (1)	12.5%	10.3%	12.6%	10.3%	—

Total operating expenses		82.0%		80.4%	1.6%

Gross margin		18.0%		19.6%	(1.6)%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.
The increase in operating expenses as a percentage of revenue attributable to personnel costs consisted of an approximately 0.9% increase related to a gain in the assets held in relation to CBIZ’s deferred compensation plan and 0.3% increase in salaries and wages as a result of an increase in certain performance based compensation plans. Should the performance not materialize during 2010 to support this compensation, the expense will change accordingly. The increase in depreciation and amortization expense as a percentage of revenue is the result of business acquisitions that occurred during the third quarter of 2009 and the first quarter of 2010. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.
Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses increased by $1.3 million to $9.0 million for the first quarter of 2010, from $7.7 million for the comparable period of 2009, and increased as a percentage of revenue to 4.2% for the first quarter of 2010 from 3.5% for the first quarter of 2009. The primary components of G&A expenses for the first quarters of 2010 and 2009 are illustrated in the following table:

	2010		2009
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	56.4%	2.4%	63.0%	2.2%	0.2%
Professional services	19.5%	0.8%	10.8%	0.4%	0.4%
Computer costs	4.2%	0.2%	5.5%	0.2%	—
Occupancy costs	3.2%	0.1%	4.6%	0.2%	(0.1)%
Depreciation and amortization	1.2%	—	2.3%	0.1%	(0.1)%
Other (1)	15.5%	0.7%	13.8%	0.4%	0.3%

Total G&A expenses		4.2%		3.5%	0.7%

(1)	Other G&A expenses include office expenses, equipment costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.
The increase in G&A expenses as a percentage of revenue attributable to professional services primarily related to an increase in legal expenses during the first quarter of 2010 compared to the first quarter of 2009. Although legal costs reflect an increase in the first quarter 2010 compared to the same period in 2009, CBIZ expects the legal costs for the year ended December 31, 2010 to be consistent with the year ended December 31, 2009. The increase in personnel costs as a percentage of revenue consisted primarily of a gain in the assets held in relation to CBIZ’s deferred compensation plan.
Interest expense — Interest expense decreased by $0.3 million to $3.2 million for the first quarter of 2010 from $3.5 million for the comparable period in 2009. The decrease in interest expense relates to lower average debt outstanding under the credit facility in the first quarter of 2010 versus the comparable period in 2009 as well as a decrease in the average interest rates. Average debt outstanding under the facility was $127.5 million and $138.4 million and weighted average interest rates were 3.1% and 4.2% for the first quarters of 2010 and 2009, respectively. The decrease in average debt for the first quarter of 2010 versus the comparable period in 2009 was largely attributable to the December 31, 2008 acquisitions of Mahoney Cohen & Company and Tofias PC which were financed through CBIZ’s credit facility.
Although CBIZ’s Convertible Notes (“Notes”) carry a fixed interest rate of 3.125%, interest expense for the first quarter of 2010 increased by approximately $0.1 million versus the first quarter of 2009 as a result of an increase in the amortization of the discount on the Notes. CBIZ accounts for the liability and equity components of the Notes in a manner that reflects the borrowing rate, absent the conversion feature, when interest expense is recognized over subsequent periods. The effective interest rate on the Notes is 7.8% and interest expense above the 3.125% coupon rate is non-cash. CBIZ’s Notes are further disclosed in Note 5 of the accompanying consolidated financial statements.

Other expense, net — Other expense, net is primarily comprised of interest income and gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan. Gains in the fair value of investments related to the deferred compensation contributed $2.1 million of the $2.8 million increase in other expense, net, for the first quarter of 2010 versus the comparable period in 2009. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increase to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of operations. In addition, CBIZ recorded an adjustment to its contingent liability related to prior acquisitions which resulted in other income of $0.7 million in the first quarter of 2010.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $11.5 million and $12.4 million for the first quarters of 2010 and 2009, respectively. The effective tax rate for the first quarter of 2010 was 40.5%, compared to an effective rate of 40.2% for the comparable period in 2009. The increase in the effective tax rate was due to a higher effective state income tax rate for the first quarter of 2010.
Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”) and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	THREE MONTHS ENDED MARCH 31,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$117,544	$124,693	$(7,149)	(5.7)%
Acquired businesses	3,879	—	3,879
Divested operations	—	—	—

Total revenue	$121,423	$124,693	$(3,270)	(2.6)%

Operating expenses	89,100	93,138	(4,038)	(4.3)%

Gross margin	$32,323	$31,555	$768	2.4%

Gross margin percent	26.6%	25.3%

The decrease in total revenue was attributable to the decline in same-unit revenue, offset partially by the increased revenue associated with the acquisition of Goldstein Lewin & Company which occurred on January 1, 2010. Same-unit aggregate hours charged to clients declined approximately 10% for the first quarter of 2010 compared to the first quarter of 2009, which was partially offset by a 4% increase in effective rates realized for services provided in the first quarter of 2010 versus the comparable period in 2009. The decline in hours was due to decreased client demand as well as by improved engagement efficiencies. The improvement in rates realized for services provided was due to a modest increase in rates realized for services as well as improved engagement efficiencies.
CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $33.9 million and $33.4 million for the three months ended March 31, 2010 and 2009, respectively, a majority of which is related to services rendered to privately-held clients. Typically, in the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. For further discussion regarding ASAs, see the Company’s Annual Report of Form 10-K for the year ended December 31, 2009.

The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel related expenses which represented 89.7% and 88.6% of total operating expenses for the three months ended March 31, 2010 and 2009, respectively. Personnel costs decreased $2.6 million for the three months ended March 31, 2010 compared to the same period in the prior year, and represented 80.4% and 79.7% of total operating expenses for the three months ended March 31, 2010 and 2009, respectively. The decrease was primarily from a reduction in same-unit personnel cost of $4.7 million associated with prior year staff reductions at those units that experienced reduced client demand, offset by an increase of $2.1 million as a result of the acquisition of Goldstein Lewin & Company in the first quarter of 2010. Occupancy costs are relatively fixed in nature and were $6.1 million for the three months ended March 31, 2010 and 2009, but increased to 6.8% of revenue for the first quarter of 2010 versus 6.5% of revenue for the comparable period in 2009. Travel related expenses were flat at $2.2 million for the three months ended March 31, 2010 and 2009, but increased slightly to 2.5% of revenue for the three months ended March 31, 2010 from 2.4% of revenue for the comparable period of 2009.
The improvement in gross margin percentage was primarily attributable to a decrease in personnel costs as a percentage of revenue as described above, a decrease in bad debt expense and lower overall spending for the quarter ended March 31, 2010 compared to the same period in the prior year.
Employee Services

	THREE MONTHS ENDED MARCH 31,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$44,685	$45,390	$(705)	(1.6)%
Acquired businesses	2,103	—	2,103
Divested operations	—	—	—

Total revenue	$46,788	$45,390	$1,398	3.1%

Operating expenses	37,149	37,353	(204)	(0.5)%

Gross margin	$9,639	$8,037	$1,602	19.9%

Gross margin percent	20.6%	17.7%

The decrease in same-unit revenue was primarily attributable to declines in the Company’s specialty life insurance, employee benefits and property and casualty businesses, offset in part by increases in the retirement plan advisory and human resource recruiting and consulting businesses. The Company’s specialty life insurance revenues decreased approximately $1.3 million from prior year levels due to fewer policy placements. Employee benefits revenues decreased 3.8% primarily from headcount reductions and changes to plan design resulting in lower insurance premiums. Property and casualty revenues declined 6% due to pricing softness in the market. Human resources revenue increased approximately $0.4 million due to increased client demand for recruiting and other consulting services. Retirement advisory revenue increased nearly 12% due to higher asset values resulting largely from favorable market performance. The growth in revenue from acquired businesses was provided by group health businesses in New Jersey and Colorado, both of which were acquired during the third quarter of 2009, as well as an employee benefits company in Utah that was acquired in the first quarter of 2010.
The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.7% and 84.5% of total operating expenses for the first quarter of 2010 and 2009, respectively. Personnel costs decreased $0.5 million, primarily as a result of less commissions paid to third party brokers related to a decline in specialty life insurance sales. Occupancy costs are relatively fixed in nature and were $2.5 million for the first quarters of 2010 and 2009.
The increase in gross margin was primarily attributable to the increase in revenue combined with continued efforts to manage expenses. This was evident largely throughout the human resource businesses, which have fixed compensation structures and were therefore able to draw greater leverage from their revenue growth.
MMP

	THREE MONTHS ENDED MARCH 31,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$35,318	$39,848	$(4,530)	(11.4)%

Operating expenses	34,090	35,136	(1,046)	(3.0)%

Gross margin	$1,228	$4,712	$(3,484)	(73.9)%

Gross margin percent	3.5%	11.8%

Same-unit revenue decreased 11.4% for the first quarter of 2010 versus the comparable period in 2009. Approximately 60% of the decrease is attributable to client terminations, net of new business sold, with the remaining 40% attributable to decreased revenues from existing clients. The decline in revenue from client terminations are attributable to many reasons including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations and increased competitive pressures. The decline in revenue from existing clients can be attributed to several factors including: decreases in the number of procedures processed, decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure.
The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily fees related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage related to our statement mailing services), representing 86.9% and 87.3% of total operating expenses for the first quarters of 2010 and 2009, respectively. Personnel costs decreased $1.1 million for the first quarter of 2010, but increased as a percentage of revenue to 62.5% compared to 58.1% for the comparable period in 2009. The reduction in personnel costs was partially offset by an increase in off-shore service fees of $0.4 million. MMP has reduced headcount and related personnel costs in billing operations with the expanded utilization of off-shore processing and in response to the decline in revenue. The reductions in headcount and personnel costs in billing operations were partially offset by annual merit increases and some increases in internal support personnel necessary to manage process improvements and centralization efforts. Office expenses decreased $0.2 million for the first quarter of 2010, but increased as a percentage of revenue to 8.3% compared to 7.8% for the first quarter of 2009. Facilities costs decreased $0.1 million for the first quarter of 2010, but increased as a percentage of revenue to 7.3% versus 6.8% in the comparable period in 2009.
The decrease in gross margin is the result of continued pricing and reimbursement pressure as described above.

National Practices

	THREE MONTHS ENDED MARCH 31,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$6,706	$6,547	$159	2.4%

Operating expenses	6,490	6,174	316	5.1%

Gross margin	$216	$373	$(157)	(42.1)%

Gross margin percent	3.2%	5.7%

The increase in revenue was attributable to an increase of approximately $0.2 million in services provided under CBIZ’s contractual relationship with its largest client, Edward Jones, slightly offset by a decrease of approximately $0.1 million in the healthcare consulting business. The increase in the Edward Jones revenue was primarily the result of an increase in required technology support, and the decrease in the healthcare consulting revenue was primarily due to a lower demand for hospital audit risk services that CBIZ offers.
The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 95.4% and 94.1% of total operating expenses for the three months ended March 31, 2010 and 2009, respectively. Personnel costs increased $0.4 million to 89.4% of revenue for the first quarter of 2010 from 85.8% of revenue for the comparable period in 2009. Approximately $0.2 million of the increase relates to an increase in headcount to support the Edward Jones business, and the remaining increase in personnel costs relates to annual merit increases to existing employees and an increase in the headcount to support the healthcare consulting business. Occupancy costs and travel and related costs were relatively flat for the three months ended March 31, 2010 and 2009.
The decline in gross margin is primarily the result of an increase in personnel costs that slightly exceeded the growth in revenue for the first quarter of 2010 compared to the first quarter of 2009.
Financial Condition
Total assets were $741.7 million at March 31, 2010, an increase of $28.6 million versus December 31, 2009. Current assets of $274.7 million exceeded current liabilities of $161.7 million by $113.0 million.
Cash and cash equivalents decreased by $3.9 million to $5.4 million at March 31, 2010 from December 31, 2009. Restricted cash was $11.4 million at March 31, 2010, a decrease of $4.0 million from December 31, 2009. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority (“FINRA”) regulated businesses and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net, were $169.5 million at March 31, 2010, an increase of $40.7 million from December 31, 2009, and days sales outstanding (“DSO”) from continuing operations was 86 days, 66 days and 80 days at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.
Other current assets were $11.1 million and $10.7 million at March 31, 2010 and December 31, 2009, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

Funds held for clients (current and non-current) and the corresponding client fund obligations relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to a change in the market value of the underlying investments. The nature of these accounts is further described in Note 1 to the consolidated financial statements included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009.
Property and equipment, net, increased by $0.5 million to $27.3 million at March 31, 2010 from $26.8 million at December 31, 2009. The increase is primarily the result of capital expenditures of $2.3 million, of which $1.4 million related to the two businesses that were acquired in the first quarter of 2010, partially offset by depreciation and amortization expense of $1.8 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.
Goodwill and other intangible assets, net, increased by $21.3 million at March 31, 2010 from December 31, 2009. This increase is comprised of $18.7 million and $5.8 million of net additions to goodwill and intangible assets, respectively, offset by $3.2 million of amortization expense for the three months ended March 31, 2010. The increase in goodwill and other intangible assets consisted of $22.2 million due to 2010 acquisitions and $2.3 million of additional purchase price earned by previous acquisitions.
Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $29.3 million and $27.5 million at March 31, 2010 and December 31, 2009, respectively. The increase in assets of the deferred compensation plan of $1.8 million consisted of net participant contributions of $0.6 million and an increase in the fair value of the investments of $1.2 million for the three months ended March 31, 2010. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The accounts payable balances of $22.5 million and $25.7 million at March 31, 2010 and December 31, 2009, respectively, reflect amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $26.7 million and $34.2 million at March 31, 2010 and December 31, 2009, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.
Notes payable — current decreased by $10.2 million to $3.2 million at March 31, 2010 from $13.4 million at December 31, 2009. Notes payable balances and activity are primarily attributable to current year acquisitions and contingent proceeds earned by previously acquired businesses. During the three months ended March 31, 2010, payments on notes attributable to contingent proceeds relating to previously acquired businesses were approximately $12.9 million. Notes payable — current increased $2.7 million as a result of the two businesses that were acquired during the first quarter of 2010.
Other liabilities (current and non-current) increased by $13.6 million at March 31, 2010 from December 31, 2009. The increase is primarily attributable to approximately $10.0 million of estimated contingent proceeds related to business acquisitions, $1.4 million due to a restructuring charge for a Florida office consolidation related to the acquisition in Boca Raton, an increase of $1.2 million of reserves on legal proceedings, an increase of $0.9 million in accrued interest payable on convertible notes, and an increase of $0.8 million related to the self-funded health insurance plan. These increases were partially offset by a $0.7 million adjustment to reduce a contingent earnout liability related to prior acquisitions.
Income taxes payable — current was $8.1 million at March 31, 2010 versus income taxes refundable of $3.4 million at December 31, 2009. The income taxes refundable balance at December 31, 2009 occurred as CBIZ made estimated tax payments that exceeded the tax liabilities CBIZ expected to incur with its 2009 income tax filings. Income taxes payable at March 31, 2010 primarily represents the provision for current income taxes less estimated tax payments and tax benefits related to the exercise of stock options. Income taxes payable — non-current at March 31, 2010 and December 31, 2009 was $6.8 million and $6.7 million, respectively, and represents the accrual for uncertain tax positions, which increased primarily due to interest expense on these accruals.

CBIZ’s $100.0 million Notes are carried at face value less any unamortized discount. The $1.0 million increase in the carrying value of the Notes at March 31, 2010 versus December 31, 2009 represents amortization of the discount which is recognized as non-cash interest expense in the consolidated statements of operations. The Notes are further disclosed in Note 5 of the accompanying consolidated financial statements.
Bank debt for amounts due on CBIZ’s credit facility increased $29.5 million to $139.5 million at March 31, 2010 from $110.0 million at December 31, 2009. This increase was primarily due to the acquisition of two businesses in the first quarter of 2010 which resulted in cash payments totaling approximately $13.2 million and contingent payments on prior acquisitions which approximated $12.8 million. The remaining increase in bank debt is attributable to the seasonal use of cash that typically occurs in CBIZ’s first fiscal quarter.
Stockholders’ equity increased by $19.7 million to $290.3 million at March 31, 2010 from $270.6 million at December 31, 2009. The increase in stockholders’ equity was primarily attributable to net income of $16.0 million, CBIZ’s stock award programs which contributed $1.9 million and the issuance of $1.8 million in common shares related to business acquisitions.
Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services rendered to its clients. CBIZ supplements net operating cash with an unsecured credit facility and with $100.0 million in convertible senior subordinated notes (“Notes”). The Notes were sold to qualified institutional buyers on May 30, 2006, mature on June 1, 2026, and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011. In addition, holders of the Notes can require CBIZ to repurchase for cash either all, or a portion of, their Notes on June 1, 2011, June 1, 2016 and June 1, 2021.
CBIZ maintains a $214.0 million unsecured credit facility with Bank of America as agent bank for a group of six participating banks. The credit facility has a letter of credit sub-facility and matures in November 2012. The credit facility includes an accordion feature that under certain conditions allows CBIZ to expand its borrowing capacity to $250.0 million. At March 31, 2010, CBIZ had $139.5 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $6.1 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $37.4 million at March 31, 2010. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic acquisitions.
The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of March 31, 2010.
There are no limitations on CBIZ’s ability to acquire businesses or repurchase CBIZ common stock provided that the Leverage Ratio is less than 2.0. The Leverage Ratio is calculated as total debt (excluding the convertible senior subordinated notes) compared to EBITDA as defined by the credit facility. The Leverage Ratio at March 31, 2010 was 1.90, which represents a seasonally high ratio based on the Company’s need to draw on its credit facility to fund its working capital requirements. This does not impact the Company’s ability to continue its strategic initiatives, including business acquisitions and share repurchases. This ratio has historically, and is expected to, decrease as cash is collected and payments are made on the credit facility during the second and third quarters.
CBIZ may also obtain funding by offering securities or debt, through public or private markets. CBIZ currently has a shelf registration under which it can offer such securities. See CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the shelf registration statement.

Sources and Uses of Cash
The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009

Total cash provided by (used in):
Operating activities	$(7,912)	$(17,760)
Investing activities	(26,058)	(912)
Financing activities	30,073	18,568

Decrease in cash and cash equivalents	$(3,897)	$(104)

Cash flows from operating activities represent net income adjusted for non-cash items and changes in certain assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash has historically been followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters.
During the first quarter of 2010, net cash used in operating activities was $7.9 million compared to $17.8 million for the comparable period in 2009. The decrease in net cash used in operating activities was primarily the result of less cash used to reduce accrued personnel costs and an increase in other liabilities. The reduction in cash used for personnel costs approximated $4.1 million and resulted lower incentive compensation accruals at December 31, 2009 compared to December 31, 2008. The increase in other liabilities of approximately $6.1 million was primarily from increases in short term reserve estimates (such as legal and self funded health insurance accruals), increases in unearned revenue and an increase in long term lease cost accruals.
Investing Activities
CBIZ’s investing activities typically result in a net use of cash, and generally consist of: payments towards business acquisitions and contingent payments associated with prior acquisitions of businesses and client lists, payments on capital expenditures, proceeds received from the sale of divestitures and discontinued operations, and activity related to notes receivable. Capital expenditures primarily consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.
CBIZ used $26.1 million in net cash for investing activities during the first quarter of 2010, compared to $0.9 million during the comparable period in 2009. Investing uses of cash during the first quarter of 2010 primarily consisted of $26.0 million of net cash used towards business acquisitions and contingent payments associated with prior acquisitions and $0.9 million for capital expenditures (net), offset by $0.8 million in proceeds received from the sale of various operations and discontinued operations. Investing uses of cash during the first quarter of 2009 primarily consisted of $1.5 million for capital expenditures (net) and $0.4 million of net cash used towards business acquisitions, offset by $0.2 million in proceeds received from the sale of various operations and $0.7 million received on notes receivable.
Financing Activities
CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, and proceeds from the exercise of stock options.
Net cash provided by financing activities during the first quarter of 2010 was 30.1 million compared to $18.6 million for the comparable period in 2009. Financing sources of cash during the first quarter of 2010 included $29.4 million in net proceeds from the credit facility and $0.7 million in proceeds from the exercise of stock options (including tax benefits). Financing sources of cash during the first quarter of 2009 included $25.0 million in net proceeds from the credit facility and $0.3 million in proceeds from the exercise of stock options (including tax benefits), offset by $6.7 million in cash used to repurchase shares of CBIZ common stock.

Obligations and Commitments
CBIZ’s aggregate amount of future obligations at March 31, 2010 for the next five years and thereafter is set forth below (in thousands):

	Total	2010(1)	2011	2012	2013	2014	Thereafter
Convertible notes (2)	$100,000	$—	$—	$—	$—	$—	$100,000

Interest on convertible notes	51,563	3,125	3,125	3,125	3,125	3,125	35,938

Credit facility (3)	139,450	—	—	139,450	—	—	—

Income taxes payable (4)	8,139	8,139	—	—	—	—	—

Notes payable	3,339	2,898	255	186	—	—	—
Contingent purchase price liabilities	14,859	—	3,922	7,294	3,643	—	—

Capitalized leases	113	113	—	—	—	—	—
Restructuring lease obligations (5)	12,191	1,644	2,240	2,181	1,592	1,201	3,333
Non-cancelable operating lease obligations (5)	171,821	26,672	32,088	27,666	22,066	16,404	46,925
Letters of credit in lieu of cash security deposits	3,016	1,386	200	—	45	250	1,135
Performance guarantees for non-consolidated affiliates	3,070	2,570	500	—	—	—	—
License bonds and other letters of credit	1,363	773	590		—	—	—

Total	$508,924	$47,320	$42,920	$179,902	$30,471	$20,980	$187,331

(1)	Represents contractual obligations from April 1, 2010 to December 31, 2010.

(2)	Convertible notes mature on June 1, 2026, but may be redeemed anytime after June 6, 2011.

(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(4)	Does not reflect $6.2 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.

(5)	Excludes cash expected to be received under subleases.
Off-Balance Sheet Arrangements
CBIZ maintains administrative service agreements with independent CPA firms (as described more fully in the Annual Report on Form 10-K for the year ended December 31, 2009), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact to CBIZ is not material to the financial condition, results of operations, or cash flows of CBIZ.
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $3.1 million and $2.6 million at March 31, 2010 and December 31, 2009, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $3.0 million and $3.5 million at March 31, 2010 and December 31, 2009, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2010 and December 31, 2009 totaled $1.4 million and $1.5 million, respectively.
CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2010, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.
Interest Rate Risk Management
CBIZ uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At March 31, 2010, CBIZ had a total of $20.0 million notional amount of interest rate swaps outstanding that expire in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.
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
Critical Accounting Policies
The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to CBIZ’s critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading Critical Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2009.
Valuation of Goodwill
Goodwill is not amortized, but rather tested for impairment on an annual basis. Impairment testing between annual testing dates may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009. There was no goodwill impairment during the year ended December 31, 2009 or during the three months ended March 31, 2010.
CBIZ reviewed the significant assumptions that it used in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing fair value. Based on these analyses and the lack of any other evidence or significant event, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the three months ended March 31, 2010.
New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which adds disclosure requirements about transfers in and out of Levels 1 and 2, for activity relating to Level 3 measurements, and clarifies input and valuation techniques. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except as it pertains to the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. This Level 3 requirement will be effective for fiscal years beginning after December 15, 2010. CBIZ adopted the provisions of the accounting guidance for the interim reporting period ended March 31, 2010. The adoption did not have a material impact on CBIZ’s consolidated financial statements.
In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 clarifies and improves financial reporting by entities involved with variable interest entities. ASU 2009-17 is effective as of the beginning of the annual period beginning after November 15, 2009. CBIZ adopted the provisions of this accounting guidance for the interim period ended March 31, 2010. The adoption did not have a material impact on CBIZ’s consolidated financial statements.
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
A more detailed description of risk factors may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009. Except as required by the federal securities laws, CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at March 31, 2010 was $139.5 million. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2010, interest expense would increase or decrease approximately $1.2 million annually.
CBIZ does not engage in trading market risk sensitive instruments. CBIZ uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At March 31, 2010, CBIZ had a total notional amount of $20.0 million related to its interest rate swaps outstanding, which expire in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.
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
Since the beginning of 2008, conditions in the global credit markets have resulted in the failure of auctions for the ARS that CBIZ holds because the amount of securities submitted for sale exceed the amount of bids. To date, CBIZ has collected all interest on all of its auction rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities. CBIZ understands that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of its investment in ARS no longer approximates face value. See Notes 7 and 8 to the accompanying consolidated financial statements for further discussion regarding ARS and the related asset impairments.
Despite the failed auctions with regards to ARS, CBIZ believes it has adequate liquidity to operate and settle client obligations as the majority of CBIZ’s client funds are invested in highly liquid short-term money market funds.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of CBIZ’s Chairman and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure Controls are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the Company in the reports that CBIZ files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by CBIZ in the reports that it files under the Exchange Act is accumulated and communicated to management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.
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
Conclusions
The Company’s Disclosure Controls are designed to provide reasonable assurance of achieving their objectives and, based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that as of the end of the period covered by this report, CBIZ’s Disclosure Controls were effective at that reasonable assurance level.
(b) Internal Control over Financial Reporting
There was no change in the Company’s Internal Controls that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risks could materially and adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On January 1, 2010, in connection with the acquisitions of Goldstein Lewin & Company and National Benefit Alliance, CBIZ paid cash and issued approximately 234,200 shares of common stock to acquire substantially all of the assets of the companies. In addition, during the first quarter of 2010, approximately 13,100 shares of CBIZ common stock became issuable as contingent consideration owed to former owners of businesses that were acquired by CBIZ. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued had access to full information about CBIZ and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
(c) Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 11, 2010 and February 19, 2009, CBIZ’s Board of Directors authorized Share Repurchase Plans, each of which authorized the purchase of up to 5.0 million shares of CBIZ common stock. Each Share Repurchase Plan is effective beginning April 1 of the respective plan year, and each expires one year from the respective effective date. The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. There were no share repurchases made during the first quarter of 2010.
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

CBIZ, Inc. (Registrant)
Date: May 10, 2010	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer Duly Authorized Officer and Principal Financial Officer