Form 10-Q
period 2010-06-30
CBIZ, Inc.
filed 2010-08-09
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
216-447-9000
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 31, 2010

Common Stock, par value $0.01 per share	61,701,191

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	JUNE 30,	DECEMBER 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$408	$9,257
Restricted cash	12,512	15,432
Accounts receivable, net	156,160	128,766
Notes receivable – current, net	1,042	1,766
Income taxes refundable	—	3,391
Deferred income taxes – current	9,399	7,579
Other current assets	10,114	10,701
Assets of discontinued operations	749	4,109

Current assets before funds held for clients	190,384	181,001
Funds held for clients – current	60,386	87,925

Total current assets	250,770	268,926

Property and equipment, net	25,937	26,833
Notes receivable – non-current, net	902	1,041
Deferred income taxes – non-current, net	—	237
Goodwill and other intangible assets, net	393,045	375,211
Assets of deferred compensation plan	27,292	27,457
Funds held for clients – non-current	11,990	10,545
Other assets	4,388	2,847

Total assets	$714,324	$713,097

LIABILITIES
Current liabilities:
Accounts payable	$29,017	$25,707
Income taxes payable – current	2,282	—
Accrued personnel costs	34,183	34,249
Notes payable – current	280	13,410
Convertible notes, net	95,946	—
Other current liabilities	19,191	13,883
Liabilities of discontinued operations	546	2,281

Current liabilities before client fund obligations	181,445	89,530
Client fund obligations	74,478	101,279

Total current liabilities	255,923	190,809

Convertible notes, net	—	93,848
Bank debt	115,000	110,000
Income taxes payable – non-current	5,332	6,686
Deferred income taxes – non-current, net	933	—
Deferred compensation plan obligations	27,292	27,457
Other non-current liabilities	19,355	13,679

Total liabilities	423,835	442,479

STOCKHOLDERS’ EQUITY
Common stock	1,090	1,081
Additional paid-in capital	524,257	518,637
Retained earnings	42,871	21,464
Treasury stock	(277,243)	(269,642)
Accumulated other comprehensive loss	(486)	(922)

Total stockholders’ equity	290,489	270,618

Total liabilities and stockholders’ equity	$714,324	$713,097

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Revenue	$180,840	$185,170	$391,075	$401,648
Operating expenses	159,177	165,428	331,468	339,415

Gross margin	21,663	19,742	59,607	62,233
Corporate general and administrative expense	6,638	7,674	15,622	15,383

Operating income	15,025	12,068	43,985	46,850

Other income (expense):
Interest expense	(3,411)	(3,522)	(6,579)	(7,025)
Gain on sale of operations, net	2	14	376	94
Other (expense) income, net	(2,047)	2,896	126	2,305

Total other expense, net	(5,456)	(612)	(6,077)	(4,626)

Income from continuing operations before income tax expense	9,569	11,456	37,908	42,224

Income tax expense	2,655	4,597	14,130	16,962

Income from continuing operations after income tax expense	6,914	6,859	23,778	25,262

Loss from discontinued operations, net of tax	(896)	(207)	(1,340)	(436)

(Loss) gain on disposal of discontinued operations, net of tax	(596)	144	(1,032)	151

Net income	$5,422	$6,796	$21,406	$24,977

Earnings (loss) per share:
Basic:
Continuing operations	$0.11	$0.11	$0.39	$0.41
Discontinued operations	(0.02)	—	(0.04)	—

Net income	$0.09	$0.11	$0.35	$0.41

Diluted:
Continuing operations	$0.11	$0.11	$0.38	$0.41
Discontinued operations	(0.02)	—	(0.03)	(0.01)

Net income	$0.09	$0.11	$0.35	$0.40

Basic weighted average shares outstanding	61,448	61,436	61,479	61,366

Diluted weighted average shares outstanding	61,837	61,870	61,972	61,891

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009
Cash flows from operating activities:
Net income	$21,406	$24,977
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	1,340	436
Loss (gain) on disposal of discontinued operations, net of tax	1,032	(151)
Gain on sale of operations, net	(376)	(94)
Amortization of discount on convertible notes	2,098	1,942
Bad debt expense, net of recoveries	2,082	4,223
Depreciation and amortization expense	10,213	10,067
Adjustment to contingent earnout liability	(721)	—
Deferred income taxes	(961)	241
Employee stock awards	2,570	2,180
Excess tax benefits from share based payment arrangements	(65)	(306)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	2,920	3,372
Accounts receivable, net	(29,856)	(26,306)
Other assets	2,430	(138)
Accounts payable	3,184	232
Income taxes payable	5,234	7,680
Accrued personnel costs	(170)	(7,104)
Other liabilities and other	3,258	(362)

Net cash provided by continuing operations	25,618	20,889
Operating cash flows (used in) provided by discontinued operations	(1,735)	421

Net cash provided by operating activities	23,883	21,310

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(28,986)	(4,370)
Acquisition of other intangible assets	(5)	(9)
Proceeds from sales of divested and discontinued operations	1,058	348
Additions to property and equipment, net	(1,401)	(2,490)
Additions to notes receivable	(129)	—
Payments received on notes receivable	147	729
Investing cash flows used in discontinued operations	—	(30)

Net cash used in investing activities	(29,316)	(5,822)

Cash flows from financing activities:
Proceeds from bank debt	261,025	225,775
Payment of bank debt	(256,025)	(234,475)
Payment of notes payable and capitalized leases	(83)	(160)
Payment for acquisition of treasury stock	(7,602)	(7,112)
Proceeds from exercise of stock options	1,144	666
Excess tax benefit from exercise of stock awards	65	306
Debt issuance costs	(1,940)	(36)

Net cash used in financing activities	(3,416)	(15,036)

Net (decrease) increase in cash and cash equivalents	(8,849)	452
Cash and cash equivalents at beginning of year	9,257	9,672

Cash and cash equivalents at end of period	$408	$10,124

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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of June 30, 2010 and December 31, 2009, the consolidated results of their operations for the three and six months ended June 30, 2010 and 2009, and the cash flows for the six months ended June 30, 2010 and 2009. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which adds disclosure requirements about transfers in and out of Levels 1 and 2, for activity relating to Level 3 measurements, and clarifies input and valuation techniques. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except as it pertains to the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. This Level 3 requirement will be effective for fiscal years beginning after December 15, 2010. CBIZ adopted the applicable provisions of the accounting guidance for the interim reporting period ended March 31, 2010. The adoption did not have a material impact on CBIZ’s consolidated financial statements.
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
2. Accounts Receivable, Net
Accounts receivable balances at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	2010	2009
Trade accounts receivable	$123,938	$109,665
Unbilled revenue	41,515	27,611

Total accounts receivable	165,453	137,276
Allowance for doubtful accounts	(9,293)	(8,510)

Accounts receivable, net	$156,160	$128,766

3. Goodwill and Other Intangible Assets, Net
The components of goodwill and other intangible assets, net at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	2010	2009
Goodwill	$309,911	$291,120
Intangible assets:
Client lists	111,693	108,615
Other intangible assets	9,158	9,394

Total intangible assets	120,851	118,009

Total goodwill and intangibles assets	430,762	409,129
Accumulated amortization:
Client lists	(33,470)	(29,918)
Other intangible assets	(4,247)	(4,000)

Total accumulated amortization	(37,717)	(33,918)

Goodwill and other intangible assets, net	$393,045	$375,211

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
4. Depreciation and Amortization
Depreciation and amortization expense for property and equipment and intangible assets for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Operating expenses	$4,981	$4,841	$9,997	$9,701
Corporate general and administrative expenses	107	182	216	366

Total depreciation and amortization expense	$5,088	$5,023	$10,213	$10,067

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
The Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1. The Notes mature on June 1, 2026 and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011. In addition, holders of the Notes will have the right to require CBIZ to repurchase for cash all or a portion of their Notes on June 1, 2011. The Notes are convertible into CBIZ common stock at a rate equal to 94.1035 shares per $1,000 principal amount of the Notes (equal to an initial conversion price of approximately $10.63 per share), subject to adjustment as described in the Indenture. Upon conversion, CBIZ will deliver for each $1,000 principal amount of Notes, an amount consisting of cash equal to the lesser of $1,000 or the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at CBIZ’s election, cash or shares of CBIZ common stock in respect of the remainder. At June 30, 2010, the Notes have been classified as a current liability based on the provision in the indenture that gives the holders of the Notes the right to require CBIZ to repurchase the Notes on June 1, 2011.
CBIZ separately accounts for the debt and equity components of the Notes. The carrying amount of the debt and equity components at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	2010	2009
Principal amount of notes	$100,000	$100,000
Unamortized discount	(4,054)	(6,152)

Net carrying amount	$95,946	$93,848

Additional paid-in-capital	$11,425	$11,425

The discount on the liability component of the Notes is being amortized using the effective interest method based upon an annual effective rate of 7.8%, which represents the market rate at initial measurement for similar debt without a conversion option at the issuance date. The discount is being amortized over five years from the date of issuance, which coincides with the first date that holders can require CBIZ to

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
repurchase the Notes. At June 30, 2010, the unamortized discount had a remaining amortization period of approximately 11 months.
During the three and six months ended June 30, 2010 and 2009, CBIZ recognized interest expense on the Notes as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Contractual coupon interest	$781	$781	$1,562	$1,562
Amortization of discount	1,056	978	2,098	1,942

Total interest expense	$1,837	$1,759	$3,660	$3,504

Bank Debt
Effective June 4, 2010, CBIZ entered into a new credit agreement with Bank of America as agent for a group of seven participating banks. Under this new agreement, CBIZ maintains a $275 million unsecured credit facility (“credit facility”), which replaces the prior $214 million credit agreement. The credit facility has a letter of credit sub-facility and matures in June 2014. CBIZ had $115.0 million and $110.0 million of outstanding borrowings under its credit facility at June 30, 2010 and December 31, 2009, respectively. Rates for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
Weighted average rates	3.24%	4.06%

Range of effective rates	2.71% - 6.40%	2.78% - 6.40%

CBIZ had approximately $113.5 million of available funds under the credit facility at June 30, 2010. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the credit facility, and are reduced by letters of credit and outstanding borrowings on the credit facility.
The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases, as well as providing a financing structure that will enable greater flexibility as the Company proceeds with refinancing its $100 million Subordinated Convertible Notes that are callable and putable in June 2011. Under the credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.
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
There are no limitations on CBIZ’s ability to acquire businesses provided that the Leverage Ratio is less than 2.75. The Leverage Ratio is calculated as total debt (excluding the senior subordinated notes) compared to EBITDA as defined by the credit facility. As of June 30, 2010, the Leverage Ratio was 1.57.

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
Indemnifications
CBIZ has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2010, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.
Employment Agreements
CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the three and six months ended June 30, 2010 and 2009, payments regarding such contracts and arrangements were not material.
Letters of Credit and Guarantees
CBIZ provides letters of credit to lessors (landlords) of certain leased premises in lieu of cash security deposits which totaled $3.0 million and $3.5 million as of June 30, 2010 and December 31, 2009, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2010 and December 31, 2009 was $1.4 million and $1.5 million, respectively.
CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $3.4 million and $2.6 million as of June 30, 2010 and December 31, 2009, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded in other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Self-Funded Health Insurance
CBIZ maintains a self-funded health benefit plan. Total expenses under this program are limited by stop-loss coverages on individually large claims. A third party administrator processes claims and payments, but does not assume liability for benefits payable under this plan. CBIZ assumes responsibility for funding the plan benefits out of general assets, however, employees contribute to the costs of covered benefits through premium charges, deductibles and co-pays.
The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments and higher costs incurred if circumstances differ from the assumptions used in estimating the liability. The liability for the self-funded health insurance plan is included in other current liabilities in the consolidated balance sheets and was $4.3 million and $3.5 million at June 30, 2010 and December 31, 2009, respectively. CBIZ’s net healthcare costs include health claims, administration fees to third-party administrators and premiums for stop-loss coverages.
Legal Proceedings
In May 2010, June 2010 and July 2010, the Company and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the United States District Court for Arizona (Robert Facciola, et al v. Greenberg Traurig LLP, et al.) and in the Superior Court for Maricopa County Arizona (Victims Recovery, LLC v. Greenberg Traurig LLP, et al. and Roger Eshkenazi, et al v. Greenberg Traurig LLP, et al.), respectively. The Facciola plaintiffs seek to proceed as a class action. Additionally, in November 2009, CBIZ MHM, LLC was named as a defendant in the United States District Court for Arizona (Jeffery C. Stone v. Greenberg Traurig LLP, et al.). These matters arise out of the bankruptcy proceedings related to Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company are also defendants in these three lawsuits. The discovery and motion phases of proceedings have commenced.
The plaintiffs, except for Stone, are all alleged to have directly or indirectly invested in real estate mortgages through Mortgages Ltd. The Facciola and Victims Recovery plaintiffs seek monetary damages equivalent to the amounts of their investments. The plaintiff in Stone seeks monies it allegedly lost based on the claim that Mortgages Ltd. did not fund development projects in which it was a contractor. The plaintiffs in these suits also seek pre- and post-judgment interest, punitive damages and attorneys’ fees.
Mortgages Ltd. had been audited by Mayer Hoffman McCann PC, a CPA firm which has an administrative services agreement with CBIZ. The claims against the CBIZ Parties seek to impose auditor-type liabilities upon the Company for audits it did not conduct. Specific claims include securities fraud, common law fraud, negligent misrepresentation, Arizona Investment Management Act violations, control-person liability, aiding and abetting and conspiracy. CBIZ is not a CPA firm, does not provide audits, and did not audit any of the entities at issue in these lawsuits.
The CBIZ Parties deny all allegations of wrongdoing made against them in these actions and are vigorously defending the proceedings. The Company has been advised by Mayer Hoffman McCann PC that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of CBIZ.
In addition to those items disclosed above, CBIZ is, from time to time, subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the consolidated financial condition, results of operations or cash flows of CBIZ.
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
Corporate Bonds
CBIZ invests and holds corporate bonds with par values totaling $14.8 million at June 30, 2010. All bonds are investment grade and are classified as available-for-sale. Corporate bonds have maturity dates ranging from August 2010 through November 2036, and are included in “Funds held for clients — current” on the consolidated balance sheets as these investments are highly liquid and are expected to be held for less than one year. During the three and six months ended June 30, 2010, CBIZ purchased bonds with a par value totaling $9.6 million, sold a bond with a par value of $5.0 million and recorded a realized gain of $0.1 million resulting from the sale. In addition, CBIZ recorded an unrealized loss on these bonds of $100,000 and $14,000 during the three months ended June 30, 2010 and 2009, respectively, and an unrealized loss of $43,000 and $14,000 for the six months ended June 30, 2010 and 2009, respectively. These unrealized gains and losses were recorded as a component of other comprehensive loss.
Auction Rate Securities (“ARS”)
At June 30, 2010, CBIZ held three investments in ARS with par values totaling $13.4 million and fair values totaling $11.3 million. The difference between par value and fair value are currently considered to be temporary and changes in the fair value are recorded as unrealized gains or losses in accumulated other comprehensive loss (“AOCL”), net of tax benefit. See Note 8 for further discussion regarding the ARS and related fair values.
Due to the failed auctions and the uncertainty regarding the liquidity of these securities, CBIZ classifies its investments in auction rate securities as funds held for clients — non-current in the consolidated balance sheets. The maturity dates for these ARS investments range from October 2037 through February 2042. CBIZ does not anticipate that the current lack of liquidity of these investments will affect its ability to conduct business as the Company has sufficient liquidity in its client fund assets to fund client obligations.
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

As a result of the use of derivative instruments, CBIZ is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, CBIZ only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of counterparties. At June 30, 2010, all of the counterparties to CBIZ’s interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations. There are no credit risk-related contingent features in CBIZ’s interest rate swaps nor do the swaps contain provisions under which the Company has, or would be required, to post collateral.

At June 30, 2010, each of the interest rate swaps was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swaps and their effects on the consolidated balance sheets at June 30, 2010 and December 31, 2009 (in thousands).

	June 30, 2010
	Notional	Fair	Balance Sheet
	Amount	Value (3)	Location
Interest rate swaps (1)	$20,000	$110	Other current liabilities

Total interest rate swaps	$20,000	$110

	December 31, 2009
	Notional	Fair	Balance Sheet
	Amount	Value (3)	Location
Interest rate swap (1)	$20,000	$186	Other non-current liabilities
Interest rate swap (2)	$10,000	$4	Other current liabilities

Total interest rate swaps	$30,000	$190

(1)	Represents two interest rate swaps, each with a notional amount of $10.0 million and terms of two years expiring in January, 2011. Under the terms of the interest rate swaps, CBIZ pays interest at a fixed rate of 1.55% and 1.59%, respectively, plus applicable margin under the credit agreement, and receives or pays interest that varies with three-month LIBOR. Interest is calculated by reference to the respective $10.0 million notional amount of the interest rate swap and payments are exchanged every three months.

(2)	Represents one interest rate swap with an initial term of two years that expired in January, 2010. Under the terms of the interest rate swap, CBIZ paid interest at a fixed rate of 3.9% plus applicable margin under the credit agreement, and received or paid interest that varied with one-month LIBOR. Interest was calculated by reference to the $10.0 million notional amount of the interest rate swap and payments were exchanged each month.

(3)	See additional disclosures regarding fair value measurements in Note 8.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
All swaps were deemed to be effective for the three and six months ended June 30, 2010 and 2009. The following table summarizes the effects of interest rate swaps on CBIZ’s consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	(Gain) Loss Recognized		Amount Reclassified from
	in AOCL		AOCL to Interest Expense
	(Effective Portion)		(Effective Portion)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest rate swaps	$8	$(61)	$65	$113

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest rate swaps	$(53)	$(167)	$133	$212
8. Fair Value Measurements
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
The following table summarizes CBIZ’s assets and liabilities at June 30, 2010 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	June 30, 2010	December 31, 2009
Deferred compensation plan assets	1	$27,292	$27,457
Auction rate securities	3	$11,292	$10,545
Corporate bonds	1	$14,761	$9,764
Contingent purchase price liabilities	3	$(14,903)	$(5,575)
Interest rate swaps	2	$(110)	$(190)

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
For the six months ended June 30, 2010 and 2009, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the six months ended June 30, 2010 (pre-tax basis) (in thousands):

	Auction Rate	Contingent Purchase
	Securities	Price Liabilities
Balance — December 31, 2009	$10,545	$(5,575)
Transfers into Level 3	—	—
Additions from business acquisitions.	—	(9,960)
Unrealized gain (loss) included in accumulated other comprehensive loss	741	—
Change in fair value of contingency	—	721
Change in net present value of contingency	—	(89)
Increase in expected cash flows of OTTI investment	6	—

Ending balance — June 30, 2010	$11,292	$(14,903)

Auction Rate Securities - CBIZ’s investments in ARS were classified as Level 3 as a result of liquidity issues in the ARS market, an inactive trading market of the securities, and the lack of quoted prices from broker-dealers. Accordingly, a fair value assessment was performed on each security based on a discounted cash flow model utilizing various assumptions that included maximum interest rates for each issue, probabilities of successful auctions, failed auctions or default, the timing of cash flows, the quality and level of collateral of the securities, and the rate of recovery from bond insurers in the event of default.
At June 30, 2010, CBIZ held three investments in ARS with par values totaling $13.4 million. Changes to the fair values of these ARS resulted in an unrealized gain of $0.9 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and an unrealized gain of $0.7 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively, which were recorded in other comprehensive loss, net of tax. CBIZ has determined that the impairment is temporary due to dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuers’ ability to refinance if necessary. These ARS are classified as “Funds held for clients — non-current”, as CBIZ does not intend to sell these investments until an anticipated recovery of par value occurs.
During the second quarter of 2009, CBIZ adopted the new accounting provisions related to other-than-temporary losses on investments. The result of adopting these provisions was the bifurcation of the impairment relating to one ARS into an amount related to credit loss and an amount related to other market factors. CBIZ recorded a pre-tax adjustment of $372,000 to increase beginning retained earnings and decrease accumulated other comprehensive loss. All subsequent changes to the market value of this ARS have been determined to be temporary and have been recorded to other comprehensive loss.
Contingent Purchase Price Liabilities - Contingent purchase price liabilities resulted from business acquisitions made after January 1, 2009, and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. The contingent purchase price liabilities are included in “Other current liabilities” and “Accrued expenses — non-current”, depending on the expected settlement date. During the six months ended June 30, 2010, the addition of $10.0 million to the liability resulted from CBIZ’s acquisitions of two businesses with contingent earnout provisions, and was offset by a reduction of $0.7 million, which was recorded during the three months ended March 31, 2010, as a result of a change in the estimate of future contingent liabilities related to prior year acquisitions. See Note 12 for further discussion of contingent purchase price liabilities.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table provides additional information with regards to the ARS with temporary impairments, aggregated by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$—	$—	$7,577	$803	$7,577	$803

	December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$—	$—	$7,784	$596	$7,784	$596
The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible notes	$95,946	$96,405	$93,848	$94,800
Although the trading of CBIZ’s convertible notes is limited, the fair value was determined based upon their most recent quoted market price. The convertible notes are carried at face value less any unamortized debt discount.
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

Other comprehensive income is reflected as an increase to stockholders’ equity and is not reflected in CBIZ’s results of operations. Other comprehensive income and total comprehensive income for the three and six months ended June 30, 2010 and 2009, net of tax, was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Net income	$5,422	$6,796	$21,406	$24,977
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities, net of income taxes (1)	497	179	422	220
Net unrealized gain on interest rate swaps, net of income taxes (2)	46	32	50	28
Foreign currency translation	(21)	(19)	(36)	(41)

Total other comprehensive income	522	192	436	207

Comprehensive income	$5,944	$6,988	$21,842	$25,184

(1)	Net of income tax expense of $331 and $119 for the three months ended June 30, 2010 and 2009, respectively, and net of income tax expense of $281 and $147 for the six months ended June 30, 2010 and 2009, respectively.

(2)	Net of income tax expense of $27 and $19 for the three months ended June 30, 2010 and 2009, respectively, and net of income tax expense of $30 and $17 for the six months ended June 30, 2010 and 2009, respectively.
Accumulated other comprehensive loss, net of tax, was approximately $0.5 million and $0.9 million at June 30, 2010 and December 31, 2009, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and interest rate swaps, and adjustments for foreign currency translation.
10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 2002 Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Stock options	$732	$680	$1,492	$1,247
Restricted stock awards	543	555	1,078	933

Total stock-based compensation expense	$1,275	$1,235	$2,570	$2,180

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Stock award activity during the six months ended June 30, 2010 was as follows (in thousands, except per share data):

	Stock
	Options		Restricted Stock Awards
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Grant-Date
	of	Price Per	of	Fair
	Options	Share	Shares	Value (1)
Outstanding at beginning of year	4,636	$7.41	753	$7.65
Granted	1,420	$6.75	387	$6.78
Exercised or released	(275)	$4.15	(302)	$7.43
Expired or canceled	(31)	$7.80	(6)	$7.31

Outstanding at June 30, 2010	5,750	$7.40	832	$7.33

Exercisable at June 30, 2010	2,515	$7.45

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.
11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share data).

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$6,914	$6,859	$23,778	$25,262

Denominator:
Basic
Weighted average common shares outstanding	61,448	61,436	61,479	61,366

Diluted
Stock options (1)	104	247	130	275
Restricted stock awards	70	77	148	141
Contingent shares (2)	215	110	215	109

Diluted weighted average common shares outstanding	61,837	61,870	61,972	61,891

Basic earnings per share from continuing operations	$0.11	$0.11	$0.39	$0.41

Diluted earnings per share from continuing operations	$0.11	$0.11	$0.38	$0.41

(1)	A total of 5.4 million and 4.9 million options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2010, respectively, and a total of 3.9 million and 3.5 million options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2009, respectively, as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
12.	Acquisitions

During the six months ended June 30, 2010, CBIZ acquired substantially all of the assets of two companies, Goldstein Lewin & Company and National Benefit Alliance. Goldstein Lewin & Company, an accounting and financial services company located in Boca Raton, Florida, provides accounting services and financial advisory services, tax planning and compliance, wealth preservation and estate planning, business valuation and litigation support. The operating results of Goldstein Lewin & Company are reported in the Financial Services practice group. National Benefit Alliance, an employee benefits company located in Midvale, Utah, designs, implements and administers employee benefit plans for government contractors as well as commercial clients. The operating results of National Benefit Alliance are reported in the Employee Services practice group.

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

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is between $0 and $10.5 million. CBIZ is required to record the fair value of these obligations at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangements was $10.0 million, of which $3.9 million was recorded in “Other current liabilities” and $6.1 million was recorded in “Other non-current liabilities” in the consolidated balance sheets at June 30, 2010.
The goodwill of $16.4 million arising from the acquisitions in the current period consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. The goodwill recognized is deductible for income tax purposes.
During 2010, CBIZ adjusted the fair value of the contingent consideration arrangements related to CBIZ’s prior acquisitions from $5.6 million to $4.9 million due to lower than originally projected future results of the acquired businesses.
In addition, CBIZ paid $15.7 million in cash and approximately 13,100 shares of common stock were issued during the six months ended June 30, 2010 as contingent proceeds for previous acquisitions. During the six months ended June 30, 2009, CBIZ did not acquire any businesses. However, CBIZ purchased two client lists, one of which is reported in the Financial Services practice group and the other is reported in the Employee Services practice group. Aggregate consideration for these client lists .

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the six months ended June 30, 2010 and 2009 were as follows (in thousands):

	2010	2009
Goodwill	$18,791	$5,564

Client lists	$5,560	$440

Other intangible assets	$246	$—

13.	Discontinued Operations and Divestitures

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
Discontinued Operations
Gains or losses from the sale of discontinued operations are recorded as “(Loss) gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned. During the six months ended June 30, 2010, CBIZ sold two businesses and closed one business from the National Practices group. Proceeds from the sales consisted of $0.2 million in cash and resulted in a pre-tax loss of approximately $0.8 million, and the office closure resulted in a pre-tax loss of approximately $1.1 million. During the six months ended June 30, 2009, CBIZ did not sell any operations. Gains recorded for the six months ended June 30, 2009 related to contingent proceeds for a Financial Services operation that was sold during 2007 and an adjustment to reserves established for an operation that was closed in 2008.
Revenue and results from operations of discontinued operations for the three and six months ended June 30, 2010 and 2009 are separately reported as “Loss from discontinued operations, net of tax” in the consolidated statements of operations and were as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2010	2009	2010	2009
Revenue	$464	$3,717	$2,723	$7,312

Loss from discontinued operations, before income tax	$(1,474)	$(344)	$(2,214)	$(737)
Income tax benefit	578	137	874	301

Loss from discontinued operations, net of tax	$(896)	$(207)	$(1,340)	$(436)

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(Loss) gain on the disposal of discontinued operations for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2010	2009	2010	2009
(Loss) gain on disposal of discontinued operations, before income tax	$(993)	$229	$(1,883)	$240
Income tax (expense) benefit	397	(85)	851	(89)

(Loss) gain on disposal of discontinued operations, net of tax	$(596)	$144	$(1,032)	$151

At June 30, 2010 and December 31, 2009, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Assets:
Accounts receivable, net	$536	$1,945
Goodwill and other intangible assets, net	—	1,436
Property and equipment, net	—	131
Other current assets	213	597

Assets of discontinued operations	$749	$4,109

Liabilities:
Accounts payable	$10	$892
Accrued personnel costs	121	191
Other current liabilities	415	1,198

Liabilities of discontinued operations	$546	$2,281

Divestitures
Gains and losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the consolidated statements of operations. During the three months ended March 31, 2010, CBIZ recognized a gain of $0.4 million from the sale of a client list. Cash proceeds from this sale were $0.4 million. During the three months ended June 30, 2010 and the three and six months ended June 30, 2009, there were no sales of operations or assets.
Additionally, CBIZ may earn additional proceeds on the sale of certain client lists (sold in previous years), which are contingent upon future revenue generated by the client lists. CBIZ records these proceeds as other income when they are earned.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

Financial Services		Employee Services		MMP		National Practices
•	Accounting	•	Group Health	•	Coding and Billing	•	Managed Networking and Hardware Services
•	Tax	•	Property & Casualty	•	Accounts Receivable	•	Health Care Consulting
•	Financial Advisory	•	COBRA / Flex		Management	•	Mergers & Acquisitions
•	Litigation Support	•	Retirement Planning	•	Full Practice Management
•	Valuation	•	Wealth Management		Services
•	Internal Audit	•	Life Insurance
•	Fraud Detection	•	Human Capital
•	Real Estate Advisory		Management
		•	Payroll Services
		•	Actuarial Services
		•	Recruiting
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Segment information for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2010
					Corporate
				National	and
	Financial Services	Employee Services	MMP	Practices	Other	Total
Revenue	$92,144	$43,828	$38,018	$6,850	$—	$180,840
Operating expenses	82,337	36,650	33,346	6,582	262	159,177

Gross margin	9,807	7,178	4,672	268	(262)	21,663
Corporate general & admin	—	—	—	—	6,638	6,638

Operating income (loss)	9,807	7,178	4,672	268	(6,900)	15,025
Other income (expense):
Interest expense	(2)	(6)	—	—	(3,403)	(3,411)
Gain on sale of operations, net	—	—	—	—	2	2
Other income (expense), net	55	28	82	—	(2,212)	(2,047)

Total other income (expense)	53	22	82	—	(5,613)	(5,456)

Income (loss) from continuing operations before income tax expense	$9,860	$7,200	$4,754	$268	$(12,513)	$9,569

	THREE MONTHS ENDED JUNE 30, 2009
					Corporate
				National	and
	Financial Services	Employee Services	MMP	Practices	Other	Total
Revenue	$94,138	$42,351	$41,853	$6,828	$—	$185,170
Operating expenses	83,436	35,194	35,249	6,135	5,414	165,428

Gross margin	10,702	7,157	6,604	693	(5,414)	19,742
Corporate general & admin	—	—	—	—	7,674	7,674

Operating income (loss)	10,702	7,157	6,604	693	(13,088)	12,068
Other income (expense):
Interest expense	(6)	(7)	—	—	(3,509)	(3,522)
Gain on sale of operations, net	—	—	—	—	14	14
Other income, net	52	365	76	—	2,403	2,896

Total other income (expense)	46	358	76	—	(1,092)	(612)

Income (loss) from continuing operations before income tax expense	$10,748	$7,515	$6,680	$693	$(14,180)	$11,456

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	SIX MONTHS ENDED JUNE 30, 2010
					Corporate
				National	and
	Financial Services	Employee Services	MMP	Practices	Other	Total
Revenue	$213,567	$90,616	$73,336	$13,556	$—	$391,075
Operating expenses	171,437	73,799	67,436	13,072	5,724	331,468

Gross margin	42,130	16,817	5,900	484	(5,724)	59,607
Corporate general & admin	—	—	—	—	15,622	15,622

Operating income (loss)	42,130	16,817	5,900	484	(21,346)	43,985
Other income (expense):
Interest expense	(5)	(12)	—	—	(6,562)	(6,579)
Gain on sale of operations, net	—	—	—	—	376	376
Other income (expense), net	130	166	171	—	(341)	126

Total other income (expense)	125	154	171	—	(6,527)	(6,077)

Income (loss) from continuing operations before income tax expense	$42,255	$16,971	$6,071	$484	$(27,873)	$37,908

	SIX MONTHS ENDED JUNE 30, 2009
					Corporate
				National	and
	Financial Services	Employee Services	MMP	Practices	Other	Total
Revenue	$218,831	$87,741	$81,701	$13,375	$—	$401,648
Operating expenses	176,574	72,547	70,385	12,309	7,600	339,415

Gross margin	42,257	15,194	11,316	1,066	(7,600)	62,233
Corporate general & admin	—	—	—	—	15,383	15,383

Operating income (loss)	42,257	15,194	11,316	1,066	(22,983)	46,850
Other income (expense):
Interest expense	(14)	(14)	—	—	(6,997)	(7,025)
Gain on sale of operations, net	—	—	—	—	94	94
Other income, net	130	590	150	—	1,435	2,305

Total other income (expense)	116	576	150	—	(5,468)	(4,626)

Income (loss) from continuing operations before income tax expense	$42,373	$15,770	$11,466	$1,066	$(28,451)	$42,224

15. Subsequent Events
On August 1, 2010, CBIZ acquired substantially all of the assets of South Winds, Inc. (d.b.a. Benexx), a retirement plan consulting firm located in Baltimore, Maryland. Benexx provides 401(k) and other qualified retirement plan services to over 400 companies nationally. The operating results of Benexx will be reported in the Employee Services practice group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries. The following discussion is intended to assist in the understanding of CBIZ’s financial position at June 30, 2010 and December 31, 2009, results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Uncertainty of Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009.
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

Financial Services		Employee Services		Medical Management Professionals (“MMP”)		National Practices
•	Accounting	•	Group Health	•	Coding and Billing	•	Managed Networking and Hardware Services
• •	Tax Financial Advisory	•	Property & Casualty	•	Accounts Receivable Management	• •	Health Care Consulting Mergers & Acquisitions
•	Litigation Support	•	COBRA / Flex	•	Full Practice Management Services
• •	Valuation Internal Audit	•	Retirement Planning
• •	Fraud Detection Real Estate Advisory	•	Wealth Management
		•	Life Insurance
		•	Human Capital
Management
		•	Payroll Services
		•	Actuarial Services
		•	Recruiting
See the Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of external relationships and regulatory factors that currently impact CBIZ’s operations.
Executive Summary
Revenue for the three months ended June 30, 2010 decreased by 2.3% to $180.8 million from the $185.2 million reported for the comparable period in 2009. Revenue from newly acquired operations contributed $5.1 million, or 2.8% to the growth in revenue, which was offset by same-unit revenue declines of $9.5 million, or 5.1%. Revenue for the six months ended June 30, 2010 decreased by 2.6% to $391.1 million from the $401.6 million reported for the comparable period in 2009. Revenue from newly acquired operations contributed $11.1 million, or 2.8% to the growth in revenue, which was offset by same-unit revenue declines of $21.7 million, or 5.4%.
Operating expenses declined by $7.9 million or 2.3%, but increased as a percentage of revenue to 84.8% for the six months ended June 30, 2010 from 84.5% for the six months ended June 30, 2009. Operating expenses include a charge of $1.4 million for lease consolidation associated with the Company’s acquisition of Goldstein Lewin & Company and General & Administrative expenses include an increase in legal expenses of approximately $1.3 million, which is related to bringing several long-standing matters to a successful conclusion. CBIZ is continuing to take the appropriate actions to manage costs in order to reduce pressure on operating margin. Earnings per share from continuing operations decreased 7.3% to $0.38 per diluted share for the six months ended June 30, 2010 from $0.41 per diluted share for the comparable period in 2009.

Cash earnings per diluted share were $0.23 for the three months ended June 30, 2010 and 2009, and $0.64 for the six months ended June 30, 2010 and 2009. CBIZ believes cash earnings per diluted share more clearly illustrates the impact of certain non-cash charges to income from continuing operations and is a useful measure for the Company and its analysts. Cash earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”), otherwise known as a non-GAAP measure. As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009 are provided in the “Results of Operations — Continuing Operations” section that follows.
Effective June 4, 2010, CBIZ entered into a new credit agreement with Bank of America as agent for a group of seven participating banks. Under this new agreement, CBIZ maintains a $275 million unsecured credit facility (“credit facility”), which replaced the prior $214 million credit agreement. The credit facility has a letter of credit sub-facility and matures in June 2014. The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs, other strategic initiatives such as acquisitions and share repurchases, as well as providing a financing structure that will enable greater flexibility as the Company proceeds with refinancing its $100 million Subordinated Convertible Notes that are callable and putable in June 2011.
The Convertible Notes, net have been classified as a current liability as of June 30, 2010. The holders of the Convertible Notes have the right to require CBIZ to repurchase for cash all or a portion of their Convertible Notes on June 1, 2011. The Company is actively reviewing refinancing options and expects this activity to be completed prior to December 31, 2010.
CBIZ believes that repurchasing shares of its common stock under the Company’s stock purchase plan is a use of cash that provides value to its shareholders and, accordingly, CBIZ purchased approximately 1.1 million shares of its common stock under this plan at a total cost of approximately $7.1 million during the three and six months ended June 30, 2010.
Results of Operations — Continuing Operations
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on June 1, 2009, revenue for the month of June would be included in same-unit revenue for both years; revenue for the period January 1, 2010 through May 31, 2010 would be reported as revenue from acquired businesses.
Three Months Ended June 30, 2010 and 2009
Revenue — The following table summarizes total revenue for the three months ended June 30, 2010 and 2009 (in thousands, except percentages).

	THREE MONTHS ENDED JUNE 30,
		of		of	$	%
	2010	% Total	2009	% Total	Change	Change
Same-unit revenue
Financial Services	$88,984	49.2%	$94,138	50.8%	$(5,154)	(5.5)%
Employee Services	41,855	23.2%	42,351	22.9%	(496)	(1.2)%
MMP	38,018	21.0%	41,853	22.6%	(3,835)	(9.2)%
National Practices	6,850	3.8%	6,828	3.7%	22	0.3%

Total same-unit revenue.	175,707	97.2%	185,170	100.0%	(9,463)	(5.1)%
Acquired businesses	5,133	2.8%	—	—	5,133
Divested operations	—	—	—	—	—

Total revenue	$180,840	100.0%	$185,170	100.0%	$(4,330)	(2.3)%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — Operating expenses decreased by $6.2 million to $159.2 million for the three months ended June 30, 2010, from $165.4 million for the comparable period of 2009, and decreased as a percentage of revenue to 88.0% for the three months ended June 30, 2010 from 89.3% for the comparable period of 2009. The primary components of operating expenses for the three months ended June 30, 2010 and 2009 are included in the following table:

	2010		2009
			% of
	% of Operating		Operating		Change in
	Expense	% of Revenue	Expense	% of Revenue	% of Revenue
Personnel costs	75.6%	66.5%	72.4%	64.7%	1.8%
Deferred compensation costs	(1.3)%	(1.1)%	1.3%	1.2%	(2.3)%
Occupancy costs	7.0%	6.2%	6.8%	6.1%	0.1%
Depreciation and amortization	3.1%	2.8%	2.9%	2.6%	0.2%
Travel and related costs	2.9%	2.5%	2.9%	2.6%	(0.1)%
Other (1)	12.7%	11.1%	13.7%	12.1%	(1.0)%

Total operating expenses		88.0%		89.3%	(1.3)%

Gross margin		12.0%		10.7%	1.3%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.
The increase in operating expenses as a percentage of revenue attributable to personnel costs consisted of an increase in salaries and wages and related payroll taxes as a result of business acquisitions that occurred in the third quarter of 2009 and the first quarter of 2010, and an increase in performance-based compensation plans. Should the performance not materialize during 2010 to support this compensation, the expense will change accordingly. The decrease in deferred compensation costs as a percentage of revenue is due to a decline in value of $2.0 million in the assets held in relation to CBIZ’s deferred compensation plan for the three months ended June 30, 2010 compared to a gain of $2.2 million for the comparable period in 2009. The increase in depreciation and amortization expense as a percentage of revenue is the result of business acquisitions that occurred during the third quarter of 2009 and the first quarter of 2010. The decline in other operating expenses as a percentage of revenue is primarily due to a decrease in bad debt expense which decreased by $1.4 million, or 0.7% as a percentage of revenue, to $1.0 million for the three months ended June 30, 2010 from $2.4 million for the comparable period in 2009. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.
Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses decreased by $1.1 million to $6.6 million for the three months ended June 30, 2010, from $7.7 million for the comparable period of 2009, and decreased as a percentage of revenue to 3.7% for the three months ended June 30, 2010 from 4.2% for the comparable period of 2009. The primary components of G&A expenses for the three months ended June 30, 2010 and 2009 are included in the following table:

	2010		2009
	% of		% of
	G&A		G&A		Change in
	Expense	% of Revenue	Expense	% of Revenue	% of Revenue
Personnel costs	49.2%	1.8%	54.0%	2.2%	(0.4)%
Professional services	17.5%	0.6%	13.1%	0.5%	0.1%
Computer costs	5.7%	0.2%	6.4%	0.3%	(0.1)%
Occupancy costs	5.0%	0.2%	4.7%	0.2%	—
Depreciation and amortization	1.5%	0.1%	2.3%	0.1%	—
Other (1)	21.1%	0.8%	19.5%	0.9%	(0.1)%

Total G&A expenses		3.7%		4.2%	(0.5)%

(1)	Other G&A expenses include office expenses, equipment costs, travel and related costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The decrease in G&A expenses as a percentage of revenue attributable to personnel costs is primarily related to a loss of $0.2 million on assets held in relation to CBIZ’s deferred compensation plan for the three months ended June 30, 2010 compared to a gain of $0.3 million for the comparable period in 2009. This impact to G&A expenses as a percentage of revenue was partially offset by an increase in professional services. The increase in professional services primarily related to an increase in legal expenses of $0.3 million during the three months ended June 30, 2010 compared to the same period in 2009.
Interest expense — Interest expense decreased by $0.1 million to $3.4 million for the three months ended June 30, 2010 from $3.5 million for the comparable period in 2009. The decrease in interest expense relates to lower average debt outstanding under the credit facility for the three months ended June 30, 2010 versus the comparable period in 2009 as well as a decrease in average interest rates. Average debt outstanding under the facility was $129.3 million and $139.3 million and weighted average interest rates were 3.4% and 4.0% for the three months ended June 30, 2010 and 2009, respectively.
Although CBIZ’s Convertible Notes (“Notes”) carry a fixed interest rate of 3.125%, interest expense for the three months ended June 30, 2010 increased by approximately $0.1 million versus the comparable period in 2009 as a result of an increase in the amortization of the discount on the Notes. CBIZ accounts for the liability and equity components of the Notes in a manner that reflects the borrowing rate, absent the conversion feature, when interest expense is recognized over subsequent periods. The effective interest rate on the Notes is 7.8% and interest expense above the 3.125% coupon rate is non-cash. CBIZ’s Notes are further disclosed in Note 5 of the accompanying consolidated financial statements.
Other income (expense), net — Other income (expense), net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan, interest income, and other miscellaneous income and expenses such as contingent royalties from previous divestitures and adjustments to contingencies related to previous acquisitions. For the three months ended June 30, 2010 and 2009, other income (expense), net was ($2.0) million and $2.9, respectively. CBIZ recognized a loss on the investments in its deferred compensation plan of $2.2 million for the three months ended June 30, 2010 versus a gain of $2.5 million for comparable period in 2009. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding adjustment to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of operations.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $2.7 million and $4.6 million for the three months ended June 30, 2010 and 2009, respectively. The effective tax rate for the three months ended June 30, 2010 was 27.7%, compared to an effective rate of 40.1% for the comparable period in 2009. The decrease in the effective tax rate was primarily driven by to the reversal of estimated tax reserves due to the expiration of certain statutes of limitation.
Earnings per share and cash earnings per share — Earnings per share from continuing operations were $0.11 per diluted share for the three months ended June 30, 2010 and 2009, and cash earnings per share were $0.23 per diluted share for the three months ended June 30, 20010 and 2009. The Company believes cash earnings and cash earnings per diluted share (non-GAAP measures) more clearly illustrate the impact of certain non-cash charges to income from continuing operations and are a useful measure for the Company and its analysts. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from operations for the three months ended June 30, 2010 and 2009.

CASH EARNINGS AND PER SHARE DATA
Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	THREE MONTHS ENDED JUNE 30,
	2010	Per Share	2009	Per Share
	(In thousands, except per share data)
Income from continuing operations	$6,914	$0.11	$6,859	$0.11

Selected non-cash charges:
Depreciation and amortization	5,088	0.08	5,023	0.08
Non-cash interest on convertible notes	1,056	0.02	978	0.02
Stock-based compensation	1,275	0.02	1,235	0.02

Non-cash charges	$7,419	$0.12	$7,236	$0.12

Cash earnings – continuing operations	$14,333	$0.23	$14,095	$0.23

Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, MMP and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	THREE MONTHS ENDED JUNE 30,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$88,984	$94,138	$(5,154)	(5.5)%
Acquired businesses	3,160	—	3,160

Total revenue	$92,144	$94,138	$(1,994)	(2.1)%

Operating expenses	82,337	83,436	(1,099)	(1.3)%

Gross margin	$9,807	$10,702	$(895)	(8.4)%

Gross margin percent	10.6%	11.4%

Same-unit aggregate hours charged to clients declined approximately 7% for the three months ended June 30, 2010 compared to the same period in 2009, which was partially offset by a 1% increase in effective rates realized for services provided in the three months ended June 30, 2010 versus the comparable period in 2009. The decline in hours was due to decreased client demand as well as improved engagement efficiencies. Revenue from acquired businesses is a result of the acquisition of Goldstein Lewin & Company which occurred on January 1, 2010.
CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $24.1 million and $21.9 million for the three months ended June 30, 2010 and 2009, respectively, a majority of which is related to services rendered to privately-held clients. Typically, in the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. For further discussion regarding ASAs, see the Company’s Annual Report of Form 10-K for the year ended December 31, 2009.
The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel-related expenses which represented 88.9% and 87.4% of total operating expenses for the three months ended June 30, 2010 and 2009, respectively. Personnel costs increased

$0.3 million for the three months ended June 30, 2010 compared to the same period in 2009, and represented 79.1% and 77.6% of total operating expenses for the three months ended June 30, 2010 and 2009, respectively. The increase in personnel costs of $2.1 million was primarily a result of the acquisition of Goldstein Lewin & Company in the first quarter of 2010, offset by a reduction in same-unit personnel cost of $1.7 million associated with both current year and prior year staff reductions at those units that experienced reduced client demand. Occupancy costs are relatively fixed in nature and were $5.8 million for the three months ended June 30, 2010 compared to $5.9 million for the same period in 2009; these represented 6.3% of revenue for both the three months ended June 30, 2010 and 2009, respectively. Travel-related expenses were flat at $2.3 million for the three months ended June, 2010 and 2009, but increased slightly to 2.5% of revenue for the three months ended June 30, 2010 from 2.4% of revenue for the comparable period of 2009 as a result of the decrease in revenues for the three months ended June 30, 2010.
The decline in gross margin percentage was primarily attributable to the increase in personnel costs as a percentage of revenue as described above, partially offset by lower bad debt expense for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Employee Services

	THREE MONTHS ENDED JUNE 30,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$41,855	$42,351	$(496)	(1.2)%
Acquired businesses	1,973	—	1,973

Total revenue	$43,828	$42,351	$1,477	3.5%

Operating expenses	36,650	35,194	1,456	4.1%

Gross margin	$7,178	$7,157	$21	0.3%

Gross margin percent	16.4%	16.9%

The decrease in same-unit revenue was primarily attributable to declines in the Company’s specialty life insurance and property and casualty businesses, offset in part by increases in the retirement plan advisory and individual wealth management business. The Company’s specialty life insurance revenues decreased approximately $1.3 million from prior year levels due to fewer policy placements and the property and casualty revenues declined approximately $0.8 million due to pricing softness in the market. These decreases were partially offset by increases in the retirement advisory and individual wealth management business revenue of approximately $1.0 million due to higher asset values resulting largely from favorable market performance. The growth in revenue from acquired businesses was provided by group health businesses in New Jersey and Colorado, both of which were acquired during the third quarter of 2009, as well as an employee benefits company in Utah that was acquired in the first quarter of 2010.
The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.1% and 83.4% of total operating expenses for the three months ended June 30, 2010 and 2009, respectively. Excluding the costs related to the acquired businesses of $1.2 million, personnel costs decreased $0.3 million, primarily as a result of less commissions paid to third party brokers related to the decline in specialty life insurance sales described above. Occupancy costs are relatively fixed in nature and were $2.4 million for the three months ended June 30, 2010 and 2009, excluding the costs related to the acquired businesses of $0.1 million.
Gross margin dollars reflect a marginal increase, however, gross margin percentage decreased primarily attributable to the decrease in specialty life insurance revenues, net of third party commission savings, and property and casualty revenues, which require a fixed service cost structure despite falling premiums due to pricing.

MMP

	THREE MONTHS ENDED JUNE 30,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$38,018	$41,853	$(3,835)	(9.2)%

Operating expenses	33,346	35,249	(1,903)	(5.4)%

Gross margin	$4,672	$6,604	$(1,932)	(29.3)%

Gross margin percent	12.3%	15.8%

Same-unit revenue decreased 9.2% for the three months ended June 30, 2010 versus the comparable period in 2009. Approximately 53% of the decrease is attributable to decreased revenues from existing clients, with the remaining 47% attributable to client terminations, net of new business sold. The decline in revenue from client terminations is attributable to many factors including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations and increased competitive pressures. The Company does not believe that this loss of clients represents a trend that will continue through the remainder of 2010, however, same store revenues are expected to continue to be less than 2009 reported revenues. The decline in revenue from existing clients can be attributed to several factors including: decreases in the number of procedures processed, decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure.
The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily fees related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services), representing 86.6% and 87.2% of total operating expenses for the three months ended June 30, 2010 and 2009, respectively. Personnel costs decreased $1.8 million for the three months ended June 30, 2010, but increased as a percentage of revenue to 55.5% compared to 54.7% for the comparable period in 2009. The reduction in personnel costs was partially offset by an increase in professional service fees of $0.2 million. MMP has reduced headcount and related personnel costs in billing operations with the expanded utilization of off-shore processing and in response to the decline in revenue. Office expenses decreased $0.3 million for the three months ended June 30, 2010, but increased slightly as a percentage of revenue to 8.0% compared to 7.9% for the same period in 2009. Facilities costs decreased $0.1 million for the three months ended June 30, 2010, but increased as a percentage of revenue to 6.7% versus 6.3% in the comparable period in 2009.
The decrease in gross margin is the result of continued pricing and reimbursement pressure as described above.
National Practices

	THREE MONTHS ENDED JUNE 30,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$6,850	$6,828	$22	0.3%

Operating expenses	6,582	6,134	448	7.3%

Gross margin	$268	$694	$(426)	(61.4)%

Gross margin percent	3.9%	10.2%

Revenue for the National Practices group was relatively flat for the three months ended June 30, 2010 compared to the same period in 2009. Revenues attributable to services provided under CBIZ’s contractual relationship with its largest client, Edward Jones, increased approximately $0.3 million for the three months ended June 30, 2010 versus the same period in 2009, but was offset by a decrease of approximately $0.3 million in the healthcare consulting business. The increase in the Edward Jones revenue was primarily the result of an increase in required technology support, and the decrease in the healthcare consulting revenue was primarily due to a lower demand for hospital audit risk services that CBIZ offers.
The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 94.1% and 93.3% of total operating expenses for the three months ended June 30, 2010 and 2009, respectively. Personnel costs increased $0.5 million to 87.6% of revenue for the three months ended June 30, 2010 from 80.9% of revenue for the comparable period in 2009. Approximately $0.4 million of the increase relates to an increase in headcount to support the Edward Jones business, and the remaining increase in personnel costs relates to annual merit increases to existing employees and severance costs incurred as a result of a small reduction in force in the healthcare consulting business. Occupancy costs and travel and related costs were relatively flat for the three months ended June 30, 2010 and 2009.
The decline in gross margin is primarily the result of an increase in personnel costs that exceeded the growth in revenue for the three months ended June 30, 2010 compared to the same period in 2009.
Six Months Ended June 30, 2010 and 2009
Revenue – The following table summarizes total revenue for the six months ended June 30, 2010 and 2009 (in thousands, except percentages).

	SIX MONTHS ENDED JUNE 30,
		% of		% of	$	%
	2010	Total	2009	Total	Change	Change
Same-unit revenue
Financial Services	$206,531	52.8%	$218,831	54.5%	$(12,300)	(5.6)%
Employee Services	86,540	22.1%	87,741	21.9%	(1,201)	(1.4)%
MMP	73,336	18.8%	81,701	20.3%	(8,365)	(10.2)%
National Practices	13,556	3.5%	13,375	3.3%	181	1.4%

Total same-unit revenue	379,963	97.2%	401,648	100.0%	(21,685)	(5.4)%
Acquired businesses	11,112	2.8%	—	—	11,112

Total revenue	$391,075	100.0%	$401,648	100.0%	$(10,573)	(2.6)%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.
Gross margin and operating expenses – Operating expenses decreased by $7.9 million to $331.5 million for the six months ended June 30, 2010, from $339.4 million for the comparable period of 2009, but increased as a percentage of revenue to 84.8% for the six months ended June 30, 2010 from 84.5% for the comparable period of 2009. The primary components of operating expenses for the six months ended June 30, 2010 and 2009 are included in the following table:

	2010		2009
	% of Operating		% of Operating		Change in
	Expense	% of Revenue	Expense	% of Revenue	% of Revenue
Personnel costs	75.1%	63.6%	74.1%	62.6%	1.0%
Deferred compensation costs	(0.3)%	(0.2)%	0.4%	0.4%	(0.6)%
Occupancy costs	6.9%	5.8%	6.8%	5.7%	0.1%
Depreciation and amortization	3.0%	2.6%	2.9%	2.4%	0.2%
Travel and related costs	2.7%	2.3%	2.7%	2.3%	—
Other (1)	12.6%	10.7%	13.1%	11.1%	(0.4)%

Total operating expenses		84.8%		84.5%	0.3%

Gross margin		15.2%		15.5%	(0.3)%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.
The increase in operating expenses as a percentage of revenue attributable to personnel costs consisted of an increase of approximately 1.0% in salaries and wages and related payroll taxes as a result of business acquisitions that occurred in the third quarter of 2009 and the first quarter of 2010, and an increase in performance-based compensation plans. Regarding the performance-based compensation, should the performance not materialize during 2010 to support this compensation, the expense will change accordingly. The decrease in deferred compensation costs as a percentage of revenue is due to decline in value of $0.9 million in the assets held in relation to CBIZ’s deferred compensation plan for the six months ended June 30, 2010 compared to a gain of $1.4 million for the comparable period in 2009. The increase in depreciation and amortization expense as a percentage of revenue is the result of business acquisitions that occurred during the third quarter of 2009 and the first quarter of 2010. The decline in other operating expenses as a percentage of revenue is primarily due to a decrease in bad debt expense which decreased by $2.1 million, or 0.5% as a percentage of revenue, to $2.1 million for the six months ended June 30, 2010 from $4.2 million for the comparable period in 2009. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.
Corporate general and administrative expenses – Corporate general and administrative (“G&A”) expenses increased by $0.2 million to $15.6 million for the six months ended June 30, 2010, from $15.4 million for the comparable period of 2009, and increased as a percentage of revenue to 4.0% for the six months ended June 30, 2010 from 3.8% for the comparable period of 2009. The primary components of G&A expenses for the six months ended June 30, 2010 and 2009 are included in the following table:

	2010		2009
	% of		% of
	G&A		G&A		Change in
	Expense	% of Revenue	Expense	% of Revenue	% of Revenue
Personnel costs	53.4%	2.1%	58.5%	2.2%	(0.1)%
Professional services	18.7%	0.7%	11.9%	0.5%	0.2%
Computer costs	4.8%	0.2%	6.0%	0.2%	—
Occupancy costs	4.0%	0.2%	4.7%	0.2%	—
Depreciation and amortization	1.3%	0.1%	2.3%	0.1%	—
Other (1)	17.8%	0.7%	16.6%	0.6%	0.1%

Total G&A expenses		4.0%		3.8%	0.2%

(1)	Other G&A expenses include office expenses, equipment costs, travel and related costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The increase in G&A expenses as a percentage of revenue attributable to professional services primarily related to an increase in legal expenses of $1.3 million during the six months ended June 30, 2010 compared to the same period in 2009.
Interest expense — Interest expense decreased by $0.4 million to $6.6 million for the six months ended June 30, 2010 from $7.0 million for the comparable period in 2009. The decrease in interest expense relates to lower average debt outstanding under the credit facility during the six months ended June 30, 2010 versus the comparable period in 2009 as well as a decrease in average interest rates. Average debt outstanding under the facility was $128.4 million and $138.9 million and weighted average interest rates were 3.2% and 4.0% for the six months ended June 30, 2010 and 2009, respectively.
Although the Notes carry a 3.125% coupon payment rate, interest expense for the six months ended June 30, 2010 increased by approximately $0.2 million versus the comparable period of 2009 as a result of an increase in the amortization of the discount on the Notes. CBIZ accounts for the liability and equity components of the Notes in a manner that reflects the convertible debt borrowing rate, absent the conversion feature, when interest expense is recognized over subsequent periods. The effective interest rate on the Notes is 7.8%, and interest expense above the 3.125% coupon rate represents a non-cash charge. CBIZ’s Notes are further disclosed in Note 5 of the accompanying consolidated financial statements.
Other income (expense), net — Other income (expense), net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan, interest income, and other miscellaneous income and expenses such as contingent royalties from previous divestitures and adjustments to contingencies related to previous acquisitions. For the six months ended June 30, 2010 and 2009, other income (expense), net was $0.1 million and $2.3, respectively. CBIZ recognized a loss on the investments in its deferred compensation plan of $0.9 million for the six months ended June 30, 2010 versus a gain of $1.6 million for comparable period in 2009. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding adjustment to compensation expense which is recorded as Operating and G&A expenses in the consolidated statements of operations. In addition, CBIZ recorded an adjustment to its contingent liability related to prior acquisitions which resulted in other income of $0.7 million in the first quarter of 2010.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $14.1 million and $17.0 million for the six months ended June 30, 2010 and 2009, respectively. The effective tax rate for the six months ended June 30, 2010 was 37.3%, compared to an effective rate of 40.2% for the comparable period in 2009. The decrease in the effective tax rate primarily relates to the reversal of estimated tax reserves due to the expiration of certain statutes of limitation.
Earnings per share and cash earnings per share — Earnings per share from continuing operations were $0.38 and $0.41 per diluted share for the six months ended June 30, 2010 and 2009, respectively, and cash earnings per share were $0.64 per diluted share for the six months ended June 30, 2010 and 2009. The Company believes cash earnings and cash earnings per diluted share (non-GAAP measures) more clearly illustrate the impact of certain non-cash charges to income from continuing operations and are a useful measure for the Company and its analysts. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from operations for the six months ended June 30, 2010 and 2009.

CASH EARNINGS AND PER SHARE DATA
Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	SIX MONTHS ENDED JUNE 30,
	2010	Per Share	2009	Per Share
		(In thousands, except per share data)
Income from continuing operations	$23,778	$0.38	$25,262	$0.41

Selected non-cash charges:
Depreciation and amortization	10,213	0.17	10,067	0.16
Non-cash interest on convertible note	2,098	0.03	1,943	0.03
Stock-based compensation	2,570	0.04	2,180	0.04
Restructuring charge	1,206	0.02	—	—

Non-cash charges	$16,087	$0.26	$14,190	$0.23

Cash earnings — continuing operations	$39,865	$0.64	$39,452	$0.64

Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, MMP and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	SIX MONTHS ENDED JUNE 30,
			$	%
	2010	2009	Change	Change
		(In thousands, except percentages)
Revenue
Same-unit	$206,531	$218,831	$(12,300)	(5.6)%
Acquired businesses	7,036	—	7,036

Total revenue	$213,567	$218,831	$(5,264)	(2.4)%

Operating expenses	171,437	176,574	(5,137)	(2.9)%

Gross margin	$42,130	$42,257	$(127)	(0.3)%

Gross margin percent	19.7%	19.3%

The decrease in same-unit revenue was primarily the result of a decrease in aggregate hours charged to clients. Same-unit aggregate hours charged to clients declined approximately 9% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, which was partially offset by a 3% increase in effective rates realized for services provided in the six months ended June 30, 2010 versus the comparable period in 2009. The decline in hours was due to decreased client demand as well as by improved engagement efficiencies. The improvement in rates realized for services provided was due to a modest increase in rates realized for services as well as improved engagement efficiencies.
CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $58.0 million and $55.3 million for the six months ended June 30, 2010 and 2009, respectively, a majority of which is related to services rendered to privately-held clients. Typically, in the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. For further discussion regarding ASAs, see the Company’s Annual Report of Form 10-K for the year ended December 31, 2009.

The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel-related expenses which represented 89.3% and 88.0% of total operating expenses for the six months ended June 30, 2010 and 2009, respectively. Personnel costs decreased $2.3 million for the six months ended June 30, 2010 compared to the same period in the prior year, and represented 79.7% and 78.7% of total operating expenses for the six months ended June 30, 2010 and 2009, respectively. The decrease was primarily from a reduction in same-unit personnel cost of $6.4 million associated with both current year and prior year staff reductions at those units that experienced reduced client demand, offset by an increase of $4.1 million as a result of the acquisition of Goldstein Lewin & Company in the first quarter of 2010. Occupancy costs are relatively fixed in nature and were $11.8 million for the six months ended June 30, 2010 compared to $12.0M million in the same period in the prior year; these represented 6.9% of revenue for the six months ended June 30, 2010 compared to 6.8% for the comparable period in the prior year. Travel-related expenses were flat at $4.5 million for the six months ended June, 2010 and 2009, respectively, but increased slightly to 2.7% of revenue for the six months ended June 30, 2010 from 2.5% of revenue for the comparable period of 2009.
The improvement in gross margin percentage was primarily attributable to a decrease in bad debt expense and other controllable spending for the six months ended June 30, 2010 compared to the same period in the prior year.
Employee Services

	SIX MONTHS ENDED JUNE 30,
			$	%
	2010	2009	Change	Change
		(In thousands, except percentages)
Revenue
Same-unit	$86,540	$87,741	$(1,201)	(1.4)%
Acquired businesses	4,076	—	4,076

Total revenue	$90,616	$87,741	$2,875	3.3%

Operating expenses	73,799	72,547	1,252	1.7%

Gross margin	$16,817	$15,194	$1,623	10.7%

Gross margin percent	18.6%	17.3%

The decrease in same-unit revenue was primarily attributable to declines in the Company’s specialty life insurance and property and casualty businesses, offset in part by increases in the retirement plan advisory and individual wealth management business. The Company’s specialty life insurance revenues decreased approximately $2.6 million from prior year levels due to fewer policy placements and the property and casualty revenues declined $1.3 million due to soft market conditions in pricing. Partially offsetting these decreases was an increase of approximately $2.1 million in the retirement advisory and individual wealth management business due to higher asset values resulting largely from favorable market performance. The growth in revenue from acquired businesses was provided by group health businesses in New Jersey and Colorado, both of which were acquired during the third quarter of 2009, as well as an employee benefits company in Utah that was acquired in the first quarter of 2010.
The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.4% and 83.9% of total operating expenses for the six months ended June 30, 2010 and 2009, respectively. Excluding the costs related to the acquired businesses of $2.5 million, personnel costs decreased nearly $2.0 million, primarily as a result of less commissions paid to third party brokers related to a decline in specialty life insurance sales, and a decrease in commissions paid to internal brokers due to the decline in same-unit employee benefit and property and casualty revenues. Occupancy costs are relatively fixed in nature and were $4.8 million for the six months ended June 30, 2010 and 2009, excluding the costs related to the acquired businesses of $0.2 million.

The increase in gross margin was primarily attributable to an increase from retirement advisory and individual wealth management revenues as mentioned above. As asset based and investment revenues do not have related direct costs, changes in those revenues have a significant impact on gross margin.
MMP

	SIX MONTHS ENDED JUNE 30,
			$	%
	2010	2009	Change	Change
		(In thousands, except percentages)
Same-unit revenue	$73,336	$81,701	$(8,365)	(10.2)%

Operating expenses	67,436	70,385	(2,949)	(4.2)%

Gross margin	$5,900	$11,316	$(5,416)	(47.9)%

Gross margin percent	8.0%	13.9%

Same-unit revenue decreased 10.2% for the six months ended June 30, 2010 versus the comparable period in 2009. Approximately 58% of the decrease is attributable to client terminations, net of new business sold, with the remaining 42% attributable to decreased revenues from existing clients. The decline in revenue from client terminations are attributable to many reasons including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations and increased competitive pressures. The Company does not believe that this loss of clients represents a trend that will continue through the remainder of 2010, however, same store revenues are expected to continue to be less that 2009 reported revenues. The decline in revenue from existing clients can be attributed to several factors including: decreases in the number of procedures processed, decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure.
The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily fees related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services), representing 86.7% and 87.3% of total operating expenses for the first six months of 2010 and 2009, respectively. Personnel costs decreased $2.8 million for the six months ended June 30, 2010, but increased as a percentage of revenue to 58.9% compared to 56.3% for the comparable period in 2009. The reduction in personnel costs was partially offset by an increase in professional service fees of $0.6 million. MMP has reduced headcount and related personnel costs in billing operations with the expanded utilization of off-shore processing and in response to the decline in revenue. Office expenses decreased $0.5 million for the six months ended June 30, 2010, but increased slightly as a percentage of revenue to 8.1% compared to 7.8% for the six months ended June 30, 2009. Facilities costs decreased $0.2 million for the first six months of 2010, but increased as a percentage of revenue to 7.0% versus 6.5% in the comparable period in 2009.
The decrease in gross margin is the result of continued pricing and reimbursement pressure as described above.

National Practices

	SIX MONTHS ENDED JUNE 30,
			$	%
	2010	2009	Change	Change
		(In thousands, except percentages)
Same-unit revenue	$13,556	$13,375	$181	1.4%

Operating expenses	13,072	12,308	764	6.2%

Gross margin	$484	$1,067	$(583)	(54.6)%

Gross margin percent	3.6%	8.0%

The increase in same-unit revenue was attributable to an increase of approximately $0.6 million in services provided under CBIZ’s contractual relationship with its largest client, Edward Jones, partially offset by a decrease of $0.4 million in the healthcare consulting business. The increase in the Edward Jones revenue was primarily the result of an increase in required technology support, and the decrease in the healthcare consulting revenue was primarily due to a lower demand for hospital audit risk services that CBIZ offers.
The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 94.8% and 93.7% of total operating expenses for the six months ended June 30, 2010 and 2009, respectively. Personnel costs increased $0.9 million to 88.5% of revenue for the six months ended June 30, 2010 from 83.3% of revenue for the comparable period in 2009. Approximately $0.6 million of the increase relates to an increase in headcount to support the Edward Jones business, and the remaining increase in personnel costs relates to annual merit increases to existing employees and severance costs incurred as a result of a small reduction in force in the healthcare consulting business. Occupancy costs and travel and related costs were relatively flat for the six months ended June 30, 2010 and 2009.
The decline in gross margin is primarily the result of an increase in personnel costs that exceeded the growth in revenue for the six months ended June 30, 2010 compared to the same period in 2009.
Financial Condition
Cash and cash equivalents decreased by $8.8 million to $0.4 million at June 30, 2010 from December 31, 2009. Restricted cash was $12.5 million at June 30, 2010, a decrease of $2.9 million from December 31, 2009. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority (“FINRA”) regulated businesses and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net, were $156.2 million at June 30, 2010, an increase of $27.4 million from December 31, 2009, and days sales outstanding (“DSO”) from continuing operations was 79 days, 66 days and 71 days at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.
Other current assets were $10.1 million and $10.7 million at June 30, 2010 and December 31, 2009, respectively. Other current assets are primarily comprised of prepaid assets. Balances fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
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
Property and equipment, net, decreased by $0.9 million to $25.9 million at June 30, 2010 from $26.8 million at December 31, 2009. The decrease is primarily the result of depreciation and amortization expense of $3.8 million for the six months ended June 30, 2010, partially offset by capital expenditures of $2.9 million during the same period. Approximately $1.4 million of capital expenditures related to the two businesses that were acquired in the first quarter of 2010. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.
Goodwill and other intangible assets, net, increased by $17.8 million at June 30, 2010 from December 31, 2009. This increase is comprised of $18.8 million and $5.5 million of net additions to goodwill and intangible assets, respectively, offset by $6.5 million of amortization expense for the six months ended June 30, 2010. The increase in goodwill and other intangible assets consisted of $22.3 million due to 2010 acquisitions and $2.0 million of additional purchase price earned by previous acquisitions.
Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $27.3 million and $27.5 million at June 30, 2010 and December 31, 2009, respectively. The decrease in assets of the deferred compensation plan of $0.2 million is due to the decrease in the fair value of the investments totaling $0.9 million for the six months ended June 30, 2010, partially offset by participant contributions of $0.7 million. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The accounts payable balances of $29.0 million and $25.7 million at June 30, 2010 and December 31, 2009, respectively, reflect amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $34.2 million at June 30, 2010 and December 31, 2009 and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.
Notes payable — current decreased by $13.1 million to $0.3 million at June 30, 2010 from $13.4 million at December 31, 2009. Notes payable balances and activity are primarily attributable to current year acquisitions and contingent proceeds earned by previously acquired businesses. During the six months ended June 30, 2010, payments on notes attributable to contingent proceeds relating to previously acquired businesses were approximately $15.8 million, which was partially offset by additions to notes payable resulting from increases in contingent payables relating to previous acquisitions.
Other liabilities (current and non-current) increased by $11.0 million at June 30, 2010 from December 31, 2009. The increase is primarily attributable to approximately $10.0 million of estimated contingent proceeds related to business acquisitions, $1.4 million due to a restructuring charge for a Florida office consolidation related to the acquisition in Boca Raton, and an increase of $0.8 million related to the self-funded health insurance plan. These increases were partially offset by $1.2 million relating to payments and adjustments reducing contingent earnout liabilities related to prior acquisitions.
Income taxes payable — current was $2.3 million at June 30, 2010 versus income taxes refundable of $3.4 million at December 31, 2009. The income taxes refundable balance at December 31, 2009 occurred as CBIZ made estimated tax payments that exceeded the tax liabilities CBIZ expected to incur with its 2009 income tax filings. Income taxes payable at June 30, 2010 primarily represents the provision for current income taxes less estimated tax payments and tax benefits related to the exercise of stock options. Income taxes payable — non-current at June 30, 2010 and December 31, 2009 was $5.3 million and $6.7 million, respectively, and represents the accrual for uncertain tax positions. The decrease in income taxes payable — non-current at June 30, 2010 primarily relates to the reversal of estimated reserves due to the expiration of certain statutes of limitation.
CBIZ’s $100.0 million Notes are carried at face value less any unamortized discount. The $2.1 million increase in the carrying value of the Notes at June 30, 2010 versus December 31, 2009 represents amortization of the discount which is recognized as non-cash interest expense in the consolidated statements of operations. The Notes have been classified as a current liability as of June 30, 2010 as the holders of the Notes have the right to require CBIZ to repurchase for cash all or a portion of their Notes on June 1, 2011. The Notes are further disclosed in Note 5 of the accompanying consolidated financial statements.
Bank debt for amounts due on CBIZ’s credit facility decreased by $5.0 million at June 30, 2010 from December 31, 2009. Payments on the credit facility were made using the excess cash from operating activities offset by approximately $12.4 million used to fund strategic initiatives, including payments for acquisitions and share repurchases (as described under “Sources and Uses of Cash” below).
Stockholders’ equity increased by $19.9 million to $290.5 million at June 30, 2010 from $270.6 million at December 31, 2009. The increase in stockholders’ equity was primarily attributable to net income of $21.4 million, CBIZ’s stock award programs which contributed $3.8 million and the issuance of $1.9 million in common shares related to business acquisitions. These increases were partially offset by share repurchase activity of approximately 1.1 million shares at a cost of $7.1 million.
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
CBIZ entered into a new credit facility agreement on June 4, 2010 with Bank of America as agent bank for a group of seven participating banks. Under this new agreement, CBIZ maintains a $275 million unsecured credit facility, which replaces the prior $214 million credit facility. The credit facility has a letter of credit sub-facility and matures in June 2014. At June 30, 2010, CBIZ had $115.0 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $6.4 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $113.5 million at June 30, 2010. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, and strategic acquisitions.
The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum leverage ratio; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of June 30, 2010. In addition, the new credit facility provides CBIZ a financing structure that will enable greater flexibility as the Company proceeds with refinancing its $100 million Subordinated Convertible Notes that are callable and putable in June 2011. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future. The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Insufficient cash flow could place CBIZ at risk of default under its debt agreements, and could hinder the Company’s ability to pay down its indebtedness or to fund strategic initiatives.

Sources and Uses of Cash
The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009
Total cash provided by (used in):
Operating activities	$23,883	$21,310
Investing activities	(29,316)	(5,822)
Financing activities	(3,416)	(15,036)

Increase (decrease) in cash and cash equivalents	$(8,849)	$452

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash is followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters. During the six months ended June 30, 2010, net cash provided by operating activities was $23.9 million compared to $21.3 million for the comparable period in 2009. The $2.6 million increase in net cash provided by operating activities was primarily attributable to increase in accounts payable and other liabilities combined with less cash used to reduce accrued personnel costs. The reduction in cash used for personnel costs approximated $6.9 million and resulted from lower incentive compensation accruals at December 31, 2009 compared to December 31, 2008. The increases over prior year in other liabilities of approximately $3.6 million is attributable to increase in estimated contingent proceeds related to business acquisitions and increases in restructuring charges related to Florida office consolidation. These increases are partially offset by decreases from lower net income of $3.6 million and decrease in change in accounts receivable of $3.6 million.
CBIZ’s investing activities typically result in a net use of cash, and generally consist of: payments towards business acquisitions, purchase of intangible assets and capital items, proceeds received from sales of divestitures and discontinued operations, and activity related to notes receivable. CBIZ used $29.3 million in net cash for investing activities during the six months ended June 30, 2010 compared to $5.8 million during the comparable period in 2009. Investing uses of cash during the six months ended June 30, 2010 primarily consisted of $29.0 million of net cash used towards business acquisitions and other intangible assets, and $1.4 million for capital expenditures (net of disposals), offset by $1.1 million in proceeds received from the sale of various operations. Investing uses of cash during the six months ended June 30, 2009 primarily consisted of $4.4 million of net cash used towards business acquisitions and $2.5 million for capital assets (net of disposals), offset by $0.7 million in payments received on notes receivable and $0.3 million in proceeds received from the sale of various operations. Capital expenditures primarily consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.
CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, and proceeds from the exercise of stock options. Net cash used in financing activities during the six months ended June 30, 2010 was $3.4 million compared to net cash used by financing activities of $15.0 million for the comparable period in 2009. Financing uses of cash during the six months ended June 30, 2010 include $7.6 million in cash used to repurchase shares of CBIZ common stock and $1.9 million in cash used to pay for debt issuance costs related to the new debt facility. These uses were substantially offset by sources of cash which included $5.0 million in net proceeds on the credit facility and $1.2 million in proceeds from the exercise of stock options (including tax benefits). Financing uses of cash during the six months ended June 30, 2009 included $8.7 million in net payments on the credit facility, $7.1 million in cash used to repurchase shares of CBIZ common stock and $0.2 million in payments on notes payable, offset by $1.0 million in proceeds from the exercise of stock options (including tax benefits).

Obligations and Commitments
CBIZ’s aggregate amount of future obligations at June 30, 2010 for the next five years and thereafter is set forth below (in thousands):

	Total	2010 (1)	2011	2012	2013	2014	Thereafter
Convertible notes (2)	$100,000	$—	$100,000	$—	$—	$—	$—

Interest on convertible notes	3,125	1,563	1,562	—	—	—	—

Credit facility (3)	115,000	—	—	—	—	115,000	—

Income taxes payable (4)	2,282	2,282	—	—	—	—	—

Notes payable	467	—	280	187	—	—	—
Contingent purchase price liabilities	14,903	—	3,931	7,315	3,657	—	—

Capitalized leases	71	71	—	—	—	—	—
Restructuring lease obligations (5)	11,645	1,098	2,240	2,181	1,592	1,201	3,333
Non-cancelable operating lease obligations (5)	164,850	18,018	32,792	28,330	22,356	16,419	46,935
Letters of credit in lieu of cash security deposits	3,016	—	1,586	—	45	250	1,135
Performance guarantees for non-consolidated affiliates	3,407	—	3,407	—	—	—	—
License bonds and other letters of credit	1,385	372	1,013	—	—	—	—

Total	$420,151	$23,404	$146,811	$38,013	$27,650	$132,870	$51,403

(1)	Represents contractual obligations from July 1, 2010 to December 31, 2010.

(2)	Convertible notes mature on June 1, 2026, but may be putable by the holders of the convertible notes on June 1, 2011 and can be redeemed by the Company anytime after June 6, 2011.

(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(4)	Does not reflect $4.8 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.

(5)	Excludes cash expected to be received under subleases.
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
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $3.4 million and $2.6 million at June 30, 2010 and December 31, 2009, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $3.0 million and $3.5 million at June 30, 2010 and December 31, 2009, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2010 and December 31, 2009 totaled $1.4 million and $1.5 million, respectively.
CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2010, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.
Interest Rate Risk Management
CBIZ uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At June 30, 2010, CBIZ had a total of $20.0 million notional amount of interest rate swaps outstanding that expire in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.
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
Valuation of Goodwill
Goodwill is not amortized, but rather tested for impairment annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009. There was no goodwill impairment during the year ended December 31, 2009 or during the six months ended June 30, 2010.

CBIZ reviewed the significant assumptions included in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing fair value. Based on these analyses, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the six months ended June 30, 2010.
New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which adds disclosure requirements about transfers in and out of Levels 1 and 2, for activity relating to Level 3 measurements, and clarifies input and valuation techniques. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except as it pertains to the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. This Level 3 requirement will be effective for fiscal years beginning after December 15, 2010. CBIZ adopted the applicable provisions of the accounting guidance for the interim reporting period ended March 31, 2010. The adoption did not have a material impact on CBIZ’s consolidated financial statements.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Quarterly Report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, the Company also may provide oral or written forward-looking statements in other materials the Company releases to the public. Any or all of the Company’s forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that the Company makes, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to: CBIZ’s ability to adequately manage its growth; CBIZ’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; changes in governmental regulation and tax laws affecting its operations; reversal or decline in the current trend of outsourcing business services; revenue seasonality or fluctuations in and collectability of receivables; liability for errors and omissions of the Company’s businesses; regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry); and reliance on information processing systems and availability of software licenses. Consequently, no forward-looking statement can be guaranteed.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at June 30, 2010 was $115.0 million. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2010, interest expense would increase or decrease approximately $1.0 million annually.
CBIZ does not engage in trading market risk sensitive instruments. CBIZ uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At June 30, 2010, CBIZ had a total notional amount of $20.0 million related to its interest rate swaps outstanding, which expire in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.
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
Since 2008, conditions in the global credit markets have resulted in the failure of auctions for the ARS that CBIZ holds because the amount of securities submitted for sale exceed the amount of bids. A failed auction does not necessarily represent a default by the issuer of the underlying security. To date, CBIZ has collected all interest on all of its auction rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities. CBIZ understands that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful. If credit conditions continue to recover, however, the likelihood of alternative financing options becoming available to the issuers of the securities will improve. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of its investment in ARS no longer approximates face value. See Notes 7 and 8 to the accompanying consolidated financial statements for further discussion regarding ARS.
Despite the failed auctions with regards to ARS, CBIZ believes it has adequate liquidity to operate and settle client obligations as the majority of CBIZ’s client funds are invested in highly-liquid, short-term money market funds.

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
(b) Internal Control over Financial Reporting
There was no change in the Company’s Internal Controls that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
In May 2010, June 2010 and July 2010, the Company and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the United States District Court for Arizona (Robert Facciola, et al v. Greenberg Traurig LLP, et al.) and in the Superior Court for Maricopa County Arizona (Victims Recovery, LLC v. Greenberg Traurig LLP, et al. and Roger Eshkenazi, et al v. Greenberg Traurig LLP, et al.), respectively. The Facciola plaintiffs seek to proceed as a class action. Additionally, in November 2009, CBIZ MHM, LLC was named as a defendant in the United States District Court for Arizona (Jeffery C. Stone v. Greenberg Traurig LLP, et al.). These matters arise out of the bankruptcy proceedings related to Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company are also defendants in these three lawsuits. The discovery and motion phases of proceedings have commenced.
The plaintiffs, except for Stone, are all alleged to have directly or indirectly invested in real estate mortgages through Mortgages Ltd. The Facciola and Victims Recovery plaintiffs seek monetary damages equivalent to the amounts of their investments. The plaintiff in Stone seeks monies it allegedly lost based on the claim that Mortgages Ltd. did not fund development projects in which it was a contractor. The plaintiffs in these suits also seek pre- and post-judgment interest, punitive damages and attorneys’ fees.
Mortgages Ltd. had been audited by Mayer Hoffman McCann PC, a CPA firm which has an administrative services agreement with CBIZ. The claims against the CBIZ Parties seek to impose auditor-type liabilities upon the Company for audits it did not conduct. Specific claims include securities fraud, common law fraud, negligent misrepresentation, Arizona Investment Management Act violations, control-person liability, aiding and abetting and conspiracy. CBIZ is not a CPA firm, does not provide audits, and did not audit any of the entities at issue in these lawsuits.
The CBIZ Parties deny all allegations of wrongdoing made against them in these actions and are vigorously defending the proceedings. The Company has been advised by Mayer Hoffman McCann PC that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of CBIZ.
In addition to those items disclosed above, CBIZ is, from time to time, subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the consolidated financial condition, results of operations or cash flows of CBIZ.
Item 1A. Risk Factors
In conjunction with the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” described in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These risks could materially and adversely affect the Company’s business, financial condition and results of operations.
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
Stock repurchase activity during the three months ended June 30, 2010 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).
Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total	Average	Purchased as	May Yet Be
	Number of	Price Paid	Part of Publicly	Purchased
	Shares	Per	Announced	Under the
Period	Purchased	Share (1)	Plans	Plans
April 1 – April 30, 2010	—	$—	—	5,000
May 1 – May 31, 2010 (2)	584	$6.63	584	4,416
June 1 – June 30, 2010 (2)	478	$6.67	478	3,938

Total second quarter purchases (3)	1,062	$6.65	1,062

(1)	Average price paid per share includes fees and commissions.

(2)	Open market purchases.

(3)	The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, a broker is granted discretion to repurchase shares on the Company’s behalf, and the broker is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
According to the terms of CBIZ’s credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 5 to the accompanying consolidated financial statements for a description of working capital restrictions and limitations upon the payment of dividends.
Item 6. Exhibits

10.1		Credit agreement dated as of June 4, 2010 by and among CBIZ, Inc., Bank of America, N.A., as agent, lender, issuing band and swing line bank, and the other financial institutions from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated June 4, 2010, and incorporated herein by reference).

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc. (Registrant)
Date: August 9, 2010	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer Duly Authorized Officer and Principal Financial Officer