Form 10-Q
period 2010-09-30
CBIZ, Inc.
filed 2010-11-09
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 31, 2010

Common Stock, par value $0.01 per share	49,459,753

CBIZ, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$719	$9,257
Restricted cash	12,350	15,432
Accounts receivable, net	155,781	128,766
Notes receivable — current, net	1,067	1,766
Income taxes refundable	—	3,391
Deferred income taxes — current	4,591	7,579
Other current assets	8,469	10,701
Assets of discontinued operations	348	4,109

Current assets before funds held for clients	183,325	181,001
Funds held for clients — current	77,613	87,925

Total current assets	260,938	268,926

Property and equipment, net	24,781	26,833
Notes receivable — non-current, net	798	1,041
Deferred income taxes — non-current, net	—	237
Goodwill and other intangible assets, net	397,898	375,211
Assets of deferred compensation plan	30,392	27,457
Funds held for clients — non-current	10,102	10,545
Other assets	7,763	2,847

Total assets	$732,672	$713,097

LIABILITIES
Current liabilities:
Accounts payable	$26,310	$25,707
Income taxes payable — current	1,984	—
Accrued personnel costs	36,844	34,249
Notes payable — current	307	13,410
Convertible notes, net	38,811	—
Other current liabilities	19,887	13,883
Liabilities of discontinued operations	375	2,281

Current liabilities before client fund obligations	124,518	89,530
Client fund obligations	90,822	101,279

Total current liabilities	215,340	190,809

Convertible notes, net	115,987	93,848
Bank debt	119,000	110,000
Income taxes payable — non-current	5,156	6,686
Deferred income taxes — non-current, net	633	—
Deferred compensation plan obligations	30,392	27,457
Other non-current liabilities	19,973	13,679

Total liabilities	506,481	442,479

STOCKHOLDERS’ EQUITY
Common stock	1,090	1,081
Additional paid-in capital	534,064	518,637
Retained earnings	47,702	21,464
Treasury stock	(355,735)	(269,642)
Accumulated other comprehensive loss	(930)	(922)

Total stockholders’ equity	226,191	270,618

Total liabilities and stockholders’ equity	$732,672	$713,097

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Revenue	$176,486	$175,775	$567,561	$577,423
Operating expenses	158,156	160,017	489,624	499,432

Gross margin	18,330	15,758	77,937	77,991
Corporate general and administrative expenses	6,907	8,491	22,529	23,874

Operating income	11,423	7,267	55,408	54,117

Other income (expense):
Interest expense	(3,735)	(3,181)	(10,314)	(10,206)
Gain on sale of operations, net	89	910	465	1,004
Other income, net	1,015	3,144	1,141	5,449

Total other (expense) income, net	(2,631)	873	(8,708)	(3,753)

Income from continuing operations before income tax expense	8,792	8,140	46,700	50,364

Income tax expense	3,464	2,749	17,594	19,711

Income from continuing operations after income tax expense	5,328	5,391	29,106	30,653

Loss from discontinued operations, net of tax	(533)	(315)	(1,873)	(751)

Gain (loss) on disposal of discontinued operations, net of tax	37	27	(995)	178

Net income	$4,832	$5,103	$26,238	$30,080

Earnings (loss) per share:
Basic:
Continuing operations	$0.09	$0.09	$0.48	$0.50
Discontinued operations	(0.01)	(0.01)	(0.05)	(0.01)

Net income	$0.08	$0.08	$0.43	$0.49

Diluted:
Continuing operations	$0.09	$0.09	$0.48	$0.50
Discontinued operations	(0.01)	(0.01)	(0.05)	(0.01)

Net income	$0.08	$0.08	$0.43	$0.49

Basic weighted average shares outstanding	59,108	61,176	60,680	61,302

Diluted weighted average shares outstanding	59,579	61,712	61,212	61,897

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
Cash flows from operating activities:
Net income	$26,238	$30,080
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	1,873	751
Loss (gain) on disposal of discontinued operations, net of tax	995	(178)
Gain on sale of operations, net	(465)	(1,004)
Loss on redemption of 2006 convertible notes	1,996	—
Impairment on auction rate security	263	—
Amortization of discount on convertible notes	3,181	2,946
Amortization of deferred financing costs	804	661
Bad debt expense, net of recoveries	3,462	6,182
Depreciation and amortization expense	15,257	15,129
Adjustment to contingent earnout liability	(1,449)	—
Deferred income taxes	(1,226)	(138)
Employee stock awards	3,943	3,465
Excess tax benefits from share based payment arrangements	(77)	(397)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	3,082	1,803
Accounts receivable, net	(30,824)	(27,940)
Other assets	3,619	430
Accounts payable	244	(1,656)
Income taxes payable	4,371	6,362
Accrued personnel costs	2,481	(3,837)
Other liabilities and other	3,896	716

Net cash provided by continuing operations	41,664	33,375
Operating cash flows (used in) provided by discontinued operations	(2,033)	727

Net cash provided by operating activities	39,631	34,102

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(35,358)	(17,073)
Acquisition of other intangible assets	(10)	(11)
Proceeds from sales of divested and discontinued operations	1,265	788
Additions to property and equipment, net	(2,055)	(3,442)
Additions to notes receivable	(129)	—
Payments received on notes receivable	147	729
Investing cash flows used in discontinued operations	—	(43)

Net cash used in investing activities	(36,140)	(19,052)

Cash flows from financing activities:
Proceeds from bank debt	425,125	334,795
Payments of bank debt	(416,125)	(344,095)
Proceeds from issuance of 2010 convertible notes	130,000	—
Redemption of 2006 convertible notes	(60,000)	—
Payments of notes payable and capitalized leases	(126)	(220)
Payments for acquisition of treasury stock	(86,094)	(13,101)
Proceeds from exercise of stock options	1,182	1,127
Excess tax benefit from exercise of stock awards	77	397
Debt issuance costs	(6,068)	(36)

Net cash used in financing activities	(12,029)	(21,133)

Net decrease in cash and cash equivalents	(8,538)	(6,083)
Cash and cash equivalents at beginning of year	9,257	9,672

Cash and cash equivalents at end of period	$719	$3,589

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of September 30, 2010 and December 31, 2009, the consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, and the cash flows for the nine months ended September 30, 2010 and 2009. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management’s estimates and assumptions include, but are not limited to: estimates of collectability of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, the estimate of accrued liabilities (such as incentive compensation, self-funded health insurance accruals, legal reserves, future contingent purchase price obligations, and consolidation and integration reserves), the provision for income taxes, the realizability of deferred tax assets, and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20 (“ASU 2010-20”), which amends Accounting Standards Codification (“ASC”) 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ evaluation of (1) the nature of credit risk associated with an entity’s financing receivables, (2) how an entity analyzes and assesses risks in estimating its allowance for credit losses, and (3) the changes in the allowances for credit losses and the reasons for those changes. ASU 2010-20 is effective for the first reporting period beginning after December 15, 2010. The Company is currently evaluating the impact of this update, but does not expect the adoption will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which adds disclosure requirements about transfers in and out of Levels 1 and 2, for activity relating to Level 3 measurements, and clarifies input and valuation techniques. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except as it pertains to the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. This Level 3 requirement will be effective for fiscal years beginning after December 15, 2010, and is not expected to have a material impact on CBIZ’s consolidated financial statements. CBIZ adopted the applicable provisions of the accounting guidance for the three and nine month interim reporting periods ended September 30, 2010. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 clarifies and improves financial reporting by entities involved with variable interest entities. ASU 2009-17 is effective as of the beginning of the annual period beginning after November 15, 2009. CBIZ adopted the provisions of this accounting guidance for the three and nine month interim periods ended September 30, 2010. The adoption did not have a material impact on CBIZ’s consolidated financial statements.
2.	Accounts Receivable, Net
Accounts receivable balances at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	2010	2009
Trade accounts receivable	$120,240	$109,665
Unbilled revenue	45,549	27,611

Total accounts receivable	165,789	137,276
Allowance for doubtful accounts	(10,008)	(8,510)

Accounts receivable, net	$155,781	$128,766

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
3.	Goodwill and Other Intangible Assets, Net
The components of goodwill and other intangible assets, net at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	2010	2009
Goodwill	$317,066	$291,120
Intangible assets:
Client lists	112,523	108,615
Other intangible assets	9,262	9,394

Total intangible assets	121,785	118,009

Total goodwill and intangibles assets	438,851	409,129
Accumulated amortization:
Client lists	(36,335)	(29,918)
Other intangible assets	(4,618)	(4,000)

Total accumulated amortization	(40,953)	(33,918)

Goodwill and other intangible assets, net	$397,898	$375,211

4.	Depreciation and Amortization
Depreciation and amortization expense for property and equipment and intangible assets was as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Operating expenses	$4,959	$4,894	$14,956	$14,595
Corporate general and administrative expenses	85	168	301	534

Total depreciation and amortization expense	$5,044	$5,062	$15,257	$15,129

5.	Borrowing Arrangements
CBIZ has three primary debt arrangements that provide the Company with the capital to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million, the 2006 Convertible Senior Subordinated Notes (“2006 Notes”) totaling $100 million, and a $275 million unsecured credit facility. In connection with CBIZ’s 2010 Notes offering, the Company used proceeds to repurchase $60 million of the 2006 Notes.
2010 Convertible Senior Subordinated Notes

On September 27, 2010, CBIZ sold and issued $130.0 million of 2010 Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2010 Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all existing and future obligations, if any, that are designated as subordinated to the 2010 Notes. In connection with the issuance and sale of the 2010 Notes, CBIZ entered into an indenture (the “Indenture”) dated as of September 27, 2010, with U.S. Bank National Association as trustee.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
CBIZ received net proceeds from the sale of the 2010 Notes of approximately $126.4 million, after deducting offering expenses of approximately $3.6 million. Net proceeds from the sale were used to repurchase $60.0 million of the 2006 Notes through privately negotiated transactions, repurchase 4.6 million shares of CBIZ common stock at a cost of approximately $25.1 million, and pay down outstanding borrowings under the $275.0 million senior unsecured credit facility. Approximately $3.5 million in debt issuance costs related to the 2010 Notes have been recorded as other assets in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.

The terms of the 2010 Notes are governed by the Indenture. The 2010 Notes bear interest at a rate of 4.875% per annum, payable in cash semi-annually in arrears on April 1 and October 1 beginning April 1, 2011. The 2010 Notes mature on October 1, 2015 unless earlier redeemed, repurchased or converted. The 2010 Notes are convertible into CBIZ common stock at a rate equal to 134.9255 shares per $1,000 principal amount of the 2010 Notes (equal to an initial conversion price of approximately $7.41 per share), subject to adjustment as described in the Indenture. Upon conversion, CBIZ will deliver for each $1,000 principal amount of 2010 Notes, an amount consisting of cash equal to the lesser of $1,000 or the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at CBIZ’s election or as required by the rules of the New York Stock Exchange, cash or shares of CBIZ common stock in respect to the remainder.

If CBIZ undergoes a “fundamental change” (as defined in the Indenture), holders of the 2010 Notes will have the right, subject to certain conditions, to require CBIZ to repurchase for cash all or a portion of their 2010 Notes at a repurchase price equal to 100% of the principal amount of the 2010 Notes to be repurchased plus accrued and unpaid interest, including additional amounts, if any.

CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at September 30, 2010 was as follow (in thousands):

Principal amount of 2010 Notes	$130,000
Unamortized discount	(14,013)

Net carrying amount	$115,987

Additional paid-in-capital, net of tax	$8,153

The discount on the liability component of the 2010 Notes is being amortized using the effective interest method based upon an annual effective rate of 7.5%, which represents the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over the term of the 2010 Notes which is five years from the date of issuance. At September 30, 2010, the unamortized discount had a remaining amortization period of approximately 60 months.
2006 Convertible Senior Subordinated Notes

On May 30, 2006, CBIZ sold and issued $100.0 million of Convertible Senior Subordinated Notes. The 2006 Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The terms of the 2006 Notes are governed by the Indenture dated as of May 30, 2006, with U.S. Bank National Association as trustee. The 2006 Notes and Indenture are further described in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009.

The 2006 Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1. The 2006 Notes mature on June 1, 2026 and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011. In addition, holders of the 2006 Notes will have the right to require CBIZ to repurchase for cash all or a portion of their 2006 Notes on June 1, 2011. The 2006 Notes are convertible into CBIZ common stock at a rate equal to 94.1035 shares per $1,000

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
principal amount of the 2006 Notes (equal to an initial conversion price of approximately $10.63 per share), subject to adjustment as described in the Indenture. Upon conversion, CBIZ will deliver for each $1,000 principal amount of 2006 Notes, an amount consisting of cash equal to the lesser of $1,000 or the conversion value (as defined in the Indenture) and, to the extent that the conversion value exceeds $1,000, at CBIZ’s election, cash or shares of CBIZ common stock in respect to the remainder. At September 30, 2010, the 2006 Notes have been classified as a current liability based on the provision in the Indenture that gives the holders of the Notes the right to require CBIZ to repurchase the 2006 Notes on June 1, 2011.

On September 27, 2010, concurrent with the closing of the 2010 Notes, CBIZ repurchased $60.0 million of the 2006 Notes. The 2006 Notes were purchased at par through privately negotiated transactions and resulted in a non-cash pre-tax loss of approximately $2.0 million, primarily as a result of the write-off of the unamortized discount and the unamortized deferred debt costs related to the $60.0 million of 2006 Notes. The $2.0 million pre-tax loss was recorded in other income, net in the consolidated statements of operations for the three and nine months ended September 30, 2010.

CBIZ separately accounts for the debt and equity components of the 2006 Notes. The carrying amount of the debt and equity components were as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Principal amount of 2006 Notes	$40,000	$100,000
Unamortized discount	(1,189)	(6,152)

Net carrying amount	$38,811	$93,848

Additional paid-in-capital	$11,425	$11,425

The discount on the liability component of the 2006 Notes is being amortized using the effective interest method based upon an annual effective rate of 7.8%, which represents the market rate at initial measurement for similar debt without a conversion option at the issuance date. The discount is being amortized over five years from the date of issuance, which coincides with the first date that holders can require CBIZ to repurchase the 2006 Notes. At September 30, 2010, the unamortized discount had a remaining amortization period of approximately 8 months.

During the three and nine months ended September 30, 2010 and 2009, CBIZ recognized interest expense on the 2006 Notes and 2010 Notes as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Contractual coupon interest	$831	$782	$2,393	$2,344
Amortization of discount	1,083	1,003	3,181	2,946

Total interest expense	$1,914	$1,785	$5,574	$5,290

Bank Debt

Effective June 4, 2010, CBIZ entered into a new credit agreement with Bank of America as agent for a group of seven participating banks. Under this agreement, CBIZ maintains a $275 million unsecured credit facility (“credit facility”), which replaced the prior $214 million credit agreement. The credit facility has a letter of credit sub-facility and matures in June 2014. On September 14, 2010, CBIZ amended its $275 million unsecured credit facility. The amendment allowed CBIZ to consummate the buy back and option transactions with CBIZ’s largest shareholder (see Note 11), to issue new senior subordinated convertible notes, and use up to $30 million of the proceeds from the new convertible notes to repurchase shares of common stock concurrent with the new convertible note transaction. In addition, the amendment increased the total and senior leverage ratios to accommodate these transactions and

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
also allows CBIZ to continue its strategic growth strategy which includes future acquisitions. CBIZ had $119.0 million and $110.0 million of outstanding borrowings under its credit facility at September 30, 2010 and December 31, 2009, respectively.
Interest rates for the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
Weighted average interest rates	3.49%	3.84%

Range of effective interest rates	2.71% - 6.40%	2.74% - 6.40%

CBIZ had approximately $103.6 million of available funds under the credit facility at September 30, 2010. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the credit facility, and are reduced by letters of credit and outstanding borrowings on the credit facility. Under the credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.
The credit facility is subject to certain financial covenants that may limit CBIZ’s ability to borrow up to the total commitment amount. Covenants require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. The credit facility also places restrictions on CBIZ’s ability to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. According to the terms of the credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated.
There are no limitations on CBIZ’s ability to acquire businesses provided that the total and senior leverage ratios are less than 4.0 and 2.75, respectively. The total and senior leverage ratios are calculated in accordance with the credit agreement and as of September 30, 2010, were 3.57 and 1.53, respectively.
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

Indemnifications
CBIZ has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2010, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.

Employment Agreements
CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the three and nine months ended September 30, 2010 and 2009, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees
CBIZ provides letters of credit to lessors (landlords) of certain leased premises in lieu of cash security deposits which totaled $3.0 million and $3.5 million as of September 30, 2010 and December 31, 2009, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2010 and December 31, 2009 was $1.5 million.
CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $3.4 million and $2.6 million as of September 30, 2010 and December 31, 2009, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded in other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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
The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments and higher costs incurred if circumstances differ from the assumptions used in estimating the liability. The liability for the self-funded health insurance plan is included in other current liabilities in the consolidated balance sheets and was $4.6 million and $3.5 million at September 30, 2010 and December 31, 2009, respectively. CBIZ’s net healthcare costs include health claims, administration fees to third-party administrators and premiums for stop-loss coverages.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Legal Proceedings
In May, June, July, August and September of 2010, the Company and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the United States District Court for the District of Arizona (Robert Facciola, et al v. Greenberg Traurig LLP, et al.) and in the Superior Court for Maricopa County Arizona (Victims Recovery, LLC v. Greenberg Traurig LLP, et al.; Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al.; Mary Marsh, et al v. Greenberg Traurig LLP, et al.; and ML Liquidating Trust v. Mayer Hoffman McCann, PC, et al.), respectively. The Maricopa County cases have been removed to the United States District Court or Bankruptcy Court. The Facciola plaintiffs seek to proceed as a class action. Additionally, in November 2009, CBIZ MHM, LLC was named as a defendant in the United States District Court for the District of Arizona (Jeffery C. Stone v. Greenberg Traurig LLP, et al.). These matters arise out of the bankruptcy proceedings related to Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company are also defendants in these lawsuits. The motion phase of these proceedings has commenced.
The plaintiffs, except for those in the Stone and ML Liquidating Trust cases, are all alleged to have directly or indirectly invested in real estate mortgages through Mortgages Ltd. The Facciola, Victims Recovery, Ashkenazi and Marsh plaintiffs seek monetary damages equivalent to the amounts of their investments. The plaintiff in Stone sought monies it allegedly lost based on the claim that Mortgages Ltd. did not fund development projects in which it was a contractor. The Stone case has been voluntarily dismissed by the plaintiff in that matter. The plaintiff in the ML Liquidating Trust matter asserts errors and omissions and breach of contract claims, and is seeking monetary damages. The plaintiffs in these suits also seek pre- and post-judgment interest, punitive damages and attorneys’ fees.
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

Corporate Bonds
CBIZ invests and holds corporate bonds with par values totaling $14.1 million and $9.5 million at September 30, 2010 and December 31, 2009, respectively. All bonds are investment grade and are classified as available-for-sale. Corporate bonds have maturity dates ranging from October 2010 through November 2036, and are included in “Funds held for clients — current” on the consolidated balance sheets as these investments are highly liquid and are expected to be held for less than one year. During the three and nine months ended September 30, 2010, CBIZ purchased bonds with a par value totaling $3.0 million and $12.7 million, respectively. During the nine months ended September 30, 2010, CBIZ sold bonds with a par value totaling $5.0 million and recorded a realized gain of $0.1 million resulting from the sale. In addition, CBIZ recorded an unrealized gain on these bonds of $185,000 and $35,000 during the three months ended September 30, 2010 and 2009, respectively, and an unrealized gain of $142,000 and $22,000 for the nine months ended September 30, 2010 and 2009, respectively. These unrealized gains were recorded as a component of other comprehensive loss.
Auction Rate Securities (“ARS”)
At September 30, 2010, CBIZ held three investments in ARS with par values totaling $13.4 million and fair values totaling $10.1 million. During the three and nine months ended September 30, 2010, CBIZ recorded unrealized losses of $0.9 million and $0.2 million, respectively, as a result of changes to the fair values of the securities. These unrealized losses were recorded in other comprehensive loss, net of tax, in the consolidated balance sheets as they were concluded to be temporary. In addition, CBIZ recorded an other-than-temporary impairment (“OTTI”) charge of $0.3 million during the three and nine months ended September 30, 2010 related to one ARS that the Company has determined to have suffered additional impairment related to the credit of the security issuer. This impairment related to credit loss was recorded in other income, net in the consolidated statements of operations. See Note 8 for further discussion regarding the ARS and related fair values.
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
Each of CBIZ’s interest rate swaps has been designated as a cash flow hedge. Accordingly, the interest rate swaps are recorded as either assets or liabilities in the consolidated balance sheets at fair value. Changes in fair value are recorded as a component of other comprehensive loss, net of tax, to the

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
extent the swaps are effective. Amounts recorded to other comprehensive loss are reclassified to interest expense as interest on the underlying debt is recognized. Net amounts due related to the swaps are recorded as adjustments to interest expense when incurred or payable. All swaps were deemed to be effective for the three and nine months ended September 30, 2010 and 2009.
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
As a result of the use of derivative instruments, CBIZ is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, CBIZ only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of counterparties. At September 30, 2010, all of the counterparties to CBIZ’s interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations. There are no credit risk-related contingent features in CBIZ’s interest rate swaps nor do the swaps contain provisions under which the Company has, or would be required, to post collateral.
At September 30, 2010 and December 31, 2009, each of the interest rate swaps was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swaps and their effects on the consolidated balance sheets at September 30, 2010 and December 31, 2009 (in thousands).

	September 30, 2010
	Notional	Fair	Balance Sheet
	Amount	Value (3)	Location
Interest rate swaps (1)	$20,000	$(78)	Other current liabilities

Total interest rate swaps	$20,000	$(78)

	December 31, 2009
	Notional	Fair	Balance Sheet
	Amount	Value (3)	Location
Interest rate swap (1)	$20,000	$(186)	Other non-current liabilities
Interest rate swap (2)	$10,000	$(4)	Other current liabilities
Total interest rate swaps	$30,000	$(190)

(1)	Represents two interest rate swaps, each with a notional amount of $10.0 million and terms of two years expiring in January, 2011. Under the terms of the interest rate swaps, CBIZ pays interest at a fixed rate of 1.55% and 1.59%, respectively, plus applicable margin under the credit agreement, and receives or pays interest that varies with three-month LIBOR. Interest is calculated by reference to the respective $10.0 million notional amount of the interest rate swap and payments are exchanged every three months.

(2)	Represents one interest rate swap with an initial term of two years that expired in January, 2010. Under the terms of the interest rate swap, CBIZ paid interest at a fixed rate of 3.9% plus applicable margin under the credit agreement, and received or paid interest that varied with one-month LIBOR. Interest was calculated by reference to the $10.0 million notional amount of the interest rate swap and payments were exchanged each month.

(3)	See additional disclosures regarding fair value measurements in Note 8.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
8.	Fair Value Measurements

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
The following table summarizes CBIZ’s assets and liabilities at September 30, 2010 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		September 30,	December 31,
	Level	2010	2009
Deferred compensation plan assets	1	$30,392	$27,457
Corporate bonds	1	$14,840	$9,764
Interest rate swaps	2	$(78)	$(190)
Contingent purchase price liabilities	3	$(15,737)	$(5,575)
Auction rate securities	3	$10,102	$10,545
For the nine months ended September 30, 2010 and 2009, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the nine months ended September 30, 2010 (pre-tax basis) (in thousands):

	Contingent
	Purchase Price	Auction Rate
	Liabilities	Securities
Balance — December 31, 2009	$(5,575)	$10,545
Transfers into Level 3	—	—
Additions from business acquisitions	(11,477)	—
Unrealized gain (loss) included in accumulated other comprehensive loss	—	(186)
Other-than-temporary impairment recognized in earnings	—	(263)
Change in fair value of contingency	1,449	—
Change in net present value of contingency	(134)	—
Increase in expected cash flows of OTTI investment	—	6

Ending balance — September 30, 2010	$(15,737)	$10,102

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Contingent Purchase Price Liabilities - Contingent purchase price liabilities result from business acquisitions made after January 1, 2009, and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. The contingent purchase price liabilities are included in “Other current liabilities” and “Accrued expenses — non-current”, depending on the expected settlement date. During the three and nine months ended September 30, 2010, the addition of $1.5 million and $11.5 million, respectively, to the liability resulted from CBIZ’s acquisition of three businesses, one during the three months ended September 30, 2010 and two during the three months ended March 31, 2010, all of which contained contingent earnout provisions. Offsetting the increases to the contingent liability was a reduction of $0.7 million and $1.4 million which was recorded during the three and nine months ended September 30, 2010, respectively, as a result of a change in the estimate of future contingent liabilities related to prior year acquisitions. See Note 12 for further discussion of contingent purchase price liabilities.
Auction Rate Securities - CBIZ’s investments in ARS were classified as Level 3 as a result of liquidity issues in the ARS market, an inactive trading market of the securities, and the lack of quoted prices from broker-dealers. Accordingly, a fair value assessment was performed on two securities based on a discounted cash flow model utilizing various assumptions that included maximum interest rates for each issue, probabilities of successful auctions, failed auctions or default, the timing of cash flows, the quality and level of collateral of the securities, and the rate of recovery from bond insurers in the event of default. The fair value assessment of one ARS was determined using a combination of quoted prices for similar securities and the Level 3 methodology described above.
At September 30, 2010, CBIZ held three investments in ARS with par values totaling $13.4 million. Changes to the fair values of these ARS resulted in an unrealized loss of $0.9 million and $0.2 million for the three and nine months ended September 30, 2010, respectively, which were recorded in other comprehensive loss, net of tax. CBIZ has determined that these impairments were temporary due to dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuers’ ability to refinance if necessary. These ARS are classified as “Funds held for clients — non-current”, as CBIZ does not intend to sell these investments until an anticipated recovery of par value occurs. During the three and nine months ended September 30, 2010, CBIZ recorded an OTTI charge of $0.3 million related to one ARS as a result of a degradation in the credit worthiness of the underlying issuer. This OTTI related to credit was recorded in other income, net in the consolidated statements of operations.
The following table provides additional information with regards to the ARS with temporary impairments, aggregated by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2010
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
2010 Convertible notes	$115,987	$136,384	$—	$—
2006 Convertible notes	$38,811	$39,800	$93,848	$94,800
Although the trading of CBIZ’s convertible notes is limited, the fair value was determined based upon their most recent quoted market price. The convertible notes are carried at face value less any unamortized debt discount. On September 27, 2010, CBIZ repurchased $60.0 million of the 2006 Notes through a privately negotiated transaction. See Note 5 in these consolidated financial statements for further information.
The carrying value of CBIZ’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates.
9.	Other Comprehensive Income
Other comprehensive income is reflected as an increase to stockholders’ equity and is not reflected in CBIZ’s results of operations. Other comprehensive income and total comprehensive income for the three and nine months ended September 30, 2010 and 2009, net of tax, was as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Net income	$4,832	$5,103	$26,238	$30,080
Other comprehensive income (loss):
Net unrealized (loss) gain on available- for-sale securities, net of tax (1)	(445)	24	(24)	244
Interest rate swap loss reclassified into interest expense, net of tax (2)	36	89	119	223
Unrealized gain on interest rate swap arrangements, net of tax (3)	(16)	(97)	(48)	(203)
Foreign currency translation	(19)	(15)	(54)	(56)

Total other comprehensive (loss) income	(444)	1	(7)	208

Comprehensive income	$4,388	$5,104	$26,231	$30,288

(1)	Net of income tax benefit of $297 and expense of $16 for the three months ended September 30, 2010 and 2009, respectively, and net of income tax benefit of $16 and expense of $164 for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Net of income tax benefit of $21 and $52 for the three months ended September 30, 2010 and 2009, respectively, and net of income tax benefit of $70 and $131 for the nine months ended September 30, 2010 and 2009, respectively.

(3)	Net of income tax expense of $9 and $57 for the three months ended September 30, 2010 and 2009, respectively, and net of income tax expense of $29 and $119 for the nine months ended September 30, 2010 and 2009, respectively.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Accumulated other comprehensive loss, net of tax, as reflected on the consolidated balance sheets, was approximately $0.9 million at September 30, 2010 and December 31, 2009. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and interest rate swaps, and adjustments for foreign currency translation.
10.	Employer Share Plans
CBIZ has granted various stock-based awards under its 2002 Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Stock options	$758	$749	$2,250	$1,996
Restricted stock awards	615	536	1,693	1,469
Total stock-based compensation expense	$1,373	$1,285	$3,943	$3,465

Stock award activity during the nine months ended September 30, 2010 was as follows (in thousands, except per share data):

	Stock
	Options		Restricted Stock Awards
		Weighted Average		Weighted Average
		Exercise Price Per		Grant-Date Fair
	Number of Options	Share	Number of Shares	Value (1)
Outstanding at beginning of year	4,636	$7.41	753	$7.65
Granted	1,420	$6.75	387	$6.78
Exercised or released	(286)	$4.13	(302)	$7.43
Expired or canceled	(31)	$7.80	(6)	$7.31

Outstanding at September 30, 2010	5,739	$7.41	832	$7.33

Exercisable at September 30, 2010	2,504	$7.46

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share data).

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$5,328	$5,391	$29,106	$30,653

Denominator:
Basic
Weighted average common shares outstanding	59,108	61,176	60,680	61,302

Diluted
Stock options (1)	86	206	114	245
Restricted stock awards	88	102	121	124
Contingent shares (2)	297	228	297	226

Diluted weighted average common shares outstanding	59,579	61,712	61,212	61,897

Basic earnings per share from continuing operations	$0.09	$0.09	$0.48	$0.50

Diluted earnings per share from continuing operations	$0.09	$0.09	$0.48	$0.50

(1)	A total of 6.0 million and 5.2 million options were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2010, respectively, and a total of 4.5 million and 3.8 million options were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2009, respectively, as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.
On September 14, 2010, CBIZ entered into an agreement with its largest shareholder, Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote, to purchase approximately 7.7 million shares of the Company’s common stock at $6.25 per share for a total cost of approximately $48.2 million. CBIZ also purchased an option for $5.0 million, which expires on September 30, 2013, to purchase the remaining shares of the Company’s common shares held by Westbury at a price of $7.25 per share, up to approximately 7.7 million shares. The total cost of the share and option purchases was recorded in treasury stock on the consolidated balance sheet as of September 30, 2010.
12.	Acquisitions
During the nine months ended September 30, 2010, CBIZ acquired substantially all of the assets of three companies, Goldstein Lewin & Company, National Benefit Alliance and South Winds, Inc. (dba “Benexx”). Goldstein Lewin & Company, an accounting and financial services company located in Boca Raton, Florida, purchased on January 1, 2010, provides accounting services and financial advisory services, tax planning and compliance, wealth preservation and estate planning, business valuation and litigation support. The operating results of Goldstein Lewin & Company are reported in the Financial Services practice group. National Benefit Alliance, an employee benefits company located in Midvale, Utah, purchased on January 1, 2010, designs, implements and administers employee benefit plans for

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
government contractors as well as commercial clients. Benexx, a retirement plan consulting firm located in Baltimore, Maryland, purchased on August 1, 2010, provides 401K and other qualified retirement plan services for small and mid-sized companies. The operating results of National Benefit Alliance and Benexx are reported in the Employee Services practice group.

Aggregate consideration for these acquisitions is expected to be approximately $29.2 million, which consists of $15.3 million in cash and $2.0 million in CBIZ common stock that was paid at closing, $0.4 million in guaranteed future consideration, and $11.5 million in contingent consideration to be settled primarily in cash and a portion in common stock, subject to the acquired operations achieving certain performance targets.

The preliminary aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts Receivable, net	33
Work in process, net	$538
Prepaid expenses and other current assets	1,230
Fixed assets	1,440
Identifiable intangible assets	6,735
Accrued liabilities	(123)

Total identifiable net assets	$9,853
Goodwill	19,316
Aggregate purchase price	$29,169

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is between $0 and $12.1 million. CBIZ is required to record the fair value of these obligations at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangements was $11.5 million, of which $4.3 million was recorded in “Other current liabilities” and $7.2 million was recorded in “Other non-current liabilities” in the consolidated balance sheets at September 30, 2010.

The goodwill of $19.3 million arising from the acquisitions in the current year consists largely of expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. The goodwill recognized is deductible for income tax purposes.

During 2010, CBIZ adjusted the fair value of the contingent consideration arrangements related to CBIZ’s prior acquisitions from $5.6 million to $4.2 million due to lower than originally projected future results of the acquired businesses.

In addition, CBIZ paid $20.0 million in cash and approximately 13,100 shares of common stock were issued during the nine months ended September 30, 2010 as contingent proceeds for previous acquisitions.

During the nine months ended September 30, 2009, CBIZ acquired substantially all of the assets of two businesses. EAO Consultants, LLC, a New Jersey based employee benefits firm, was acquired on July 1, 2009, and MeyersDining, LLC, a Boulder, Colorado based insurance agency, was acquired on September 30, 2009 in order to broaden the range of services it offers in the New York and New Jersey markets and in the Boulder and Denver, Colorado markets. Aggregate consideration for these

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
acquisitions consisted of $7.8 million in cash, $0.9 in CBIZ common stock and $5.6 million in contingent consideration, subject to the acquired operations achieving certain performance targets.

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

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	2010	2009
Goodwill	$25,946	$17,139

Client lists	$6,390	$7,114

Other intangible assets	$345	$420

13.	Discontinued Operations and Divestitures
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

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “Gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned. During the nine months ended September 30, 2010, CBIZ sold two businesses and closed one business from the National Practices group. Proceeds from the sales consisted of $0.2 million in cash and resulted in a pre-tax loss of approximately $0.7 million, and the office closure resulted in a pre-tax loss of approximately $1.1 million. During the nine months ended September 30, 2009, CBIZ did not sell any operations. Gains recorded for the nine months ended September 30, 2009 related to contingent proceeds for a Financial Services operation that was sold during 2007 and an adjustment to reserves established for an operation that was closed in 2008.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Revenue and results from operations of discontinued operations for the three and nine months ended September 30, 2010 and 2009 are separately reported as “Loss from discontinued operations, net of tax” in the consolidated statements of operations and were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Revenue	$—	$3,110	$2,723	$10,422

Loss from discontinued operations, before income tax	$(872)	$(525)	$(3,086)	$(1,262)
Income tax benefit	339	210	1,213	511

Loss from discontinued operations, net of tax	$(533)	$(315)	$(1,873)	$(751)

Gain (loss) on the disposal of discontinued operations for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Gain (loss) on disposal of discontinued operations, before income tax	$62	$42	$(1,821)	$282
Income tax (expense) benefit	(25)	(15)	826	(104)

Gain (loss) on disposal of discontinued operations, net of tax	$37	$27	$(995)	$178

At September 30, 2010 and December 31, 2009, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Assets:
Accounts receivable, net	$183	$1,945
Goodwill and other intangible assets, net	—	1,436
Property and equipment, net	—	131
Other current assets	165	597

Assets of discontinued operations	$348	$4,109

Liabilities:
Accounts payable	$18	$892
Accrued personnel costs	8	191
Other current liabilities	349	1,198

Liabilities of discontinued operations	$375	$2,281

Divestitures

Gains and losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the consolidated statements of operations. During the nine months ended September 30, 2010, CBIZ received cash proceeds of $0.4 million and recognized a gain of $0.4 million from the sale of a client list. During the nine months ended September 30, 2009, CBIZ received cash of $0.2 million and recognized a gain of $0.9 million from the sale of two client lists.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

Financial Services		Employee Services		MMP		National Practices
•	Accounting	•	Group Health	•	Coding and Billing	•	Managed Networking
•	Tax	•	Property & Casualty	•	Accounts Receivable		and Hardware Services
•	Financial Advisory	•	COBRA / Flex		Management	•	Health Care Consulting
•	Litigation Support	•	Retirement Planning	•	Full Practice	•	Mergers & Acquisitions
•	Valuation	•	Wealth Management		Management
•	Internal Audit	•	Life Insurance		Services
•	Fraud Detection	•	Human Capital
•	Real Estate		Management
	Advisory	•	Payroll Services
		•	Actuarial Services
		•	Recruiting
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Segment information for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2010
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$89,612	$42,417	$37,423	$7,034	$—	$176,486
Operating expenses	78,919	35,905	32,148	6,343	4,841	158,156

Gross margin	10,693	6,512	5,275	691	(4,841)	18,330
Corporate general & admin	—	—	—	—	6,907	6,907

Operating income (loss)	10,693	6,512	5,275	691	(11,748)	11,423
Other income (expense):
Interest expense	(1)	(6)	—	—	(3,728)	(3,735)
Gain on sale of operations, net	—	—	—	—	89	89
Other income (expense), net	7	101	86	(2)	823	1,015

Total other income (expense)	6	95	86	(2)	(2,816)	(2,631)

Income (loss) from continuing operations before income tax expense	$10,699	$6,607	$5,361	$689	$(14,564)	$8,792

	THREE MONTHS ENDED SEPTEMBER 30, 2009
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$86,854	$41,272	$40,701	$6,948	$—	$175,775
Operating expenses	78,888	34,955	35,118	6,210	4,846	160,017

Gross margin	7,966	6,317	5,583	738	(4,846)	15,758
Corporate general & admin	—	—	—	—	8,491	8,491

Operating income (loss)	7,966	6,317	5,583	738	(13,337)	7,267
Other income (expense):
Interest expense	(7)	(6)	—	(1)	(3,167)	(3,181)
Gain on sale of operations, net	—	—	—	—	910	910
Other income, net	92	226	69	3	2,754	3,144

Total other income (expense)	85	220	69	2	497	873

Income (loss) from continuing operations before income tax expense	$8,051	$6,537	$5,652	$740	$(12,840)	$8,140

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	NINE MONTHS ENDED SEPTEMBER 30, 2010
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$303,179	$133,033	$110,759	$20,590	$—	$567,561
Operating expenses	250,356	109,704	99,584	19,415	10,565	489,624

Gross margin	52,823	23,329	11,175	1,175	(10,565)	77,937
Corporate general & admin	—	—	—	—	22,529	22,529

Operating income (loss)	52,823	23,329	11,175	1,175	(33,094)	55,408
Other income (expense):
Interest expense	(6)	(18)	—	—	(10,290)	(10,314)
Gain on sale of operations, net	—	—	—	—	465	465
Other income (expense), net	137	267	257	(2)	482	1,141

Total other income (expense)	131	249	257	(2)	(9,343)	(8,708)

Income (loss) from continuing operations before income tax expense	$52,954	$23,578	$11,432	$1,173	$(42,437)	$46,700

	NINE MONTHS ENDED SEPTEMBER 30, 2009
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$305,685	$129,013	$122,402	$20,323	$—	$577,423
Operating expenses	255,462	107,502	105,503	18,518	12,447	499,432

Gross margin	50,223	21,511	16,899	1,805	(12,447)	77,991
Corporate general & admin	—	—	—	—	23,874	23,874

Operating income (loss)	50,223	21,511	16,899	1,805	(36,321)	54,117
Other income (expense):
Interest expense	(21)	(20)	—	(1)	(10,164)	(10,206)
Gain on sale of operations, net	—	—	—	—	1,004	1,004
Other income, net	222	816	219	3	4,189	5,449

Total other income (expense)	201	796	219	2	(4,971)	(3,753)

Income (loss) from continuing operations before income tax expense	$50,424	$22,307	$17,118	$1,807	$(41,292)	$50,364

15.	Subsequent Event

On November 1, 2010, CBIZ acquired substantially all of the assets of Kirkland, Russ, Murphy & Tapp P.A. (“KRMT”), an accounting and financial services firm located in Tampa Bay, Florida. KRMT provides assurance, tax, business valuation, financial advisory and consulting services to private and publicly-traded businesses, as well as not-for-profit and governmental entities. KRMT recorded approximately $12 million of revenue during the past twelve months and is expected to contribute at least $0.01 per diluted share to CBIZ’s 2011 earnings. The operating results will be reported in the operations of the Financial Services group. The accounting for Tampa acquisition was not complete as of the filing of this Quarterly Report on Form 10-Q. The fair value assessments for the net assets acquired and consideration transferred are in the process of being finalized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries. The following discussion is intended to assist in the understanding of CBIZ’s financial position at September 30, 2010 and December 31, 2009, results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Uncertainty of Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009.
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

Medical Management
Financial Services		Employee Services		Professionals (“MMP”)		National Practices
•	Accounting	•	Group Health	•	Coding and Billing	•	Managed Networking
•	Tax	•	Property & Casualty	•	Accounts Receivable		and Hardware Services
•	Financial	•	COBRA / Flex		Management	•	Health Care Consulting
	Advisory	•	Retirement Planning	•	Full Practice	•	Mergers & Acquisitions
•	Litigation Support	•	Wealth Management		Management Services
•	Valuation	•	Life Insurance
•	Internal Audit	•	Human Capital
•	Fraud Detection		Management
•	Real Estate	•	Payroll Services
	Advisory	•	Actuarial Services
		•	Recruiting
See the Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of external relationships and regulatory factors that currently impact CBIZ’s operations.
Executive Summary
Revenue for the three months ended September 30, 2010 increased by 0.4% to $176.5 million from the $175.8 million reported for the comparable period in 2009. Revenue from newly acquired operations contributed $4.5 million, or 2.6% to the growth in revenue, which was offset by same-unit revenue declines of $3.8 million, or 2.2%. Revenue for the nine months ended September 30, 2010 decreased by 1.7% to $567.6 million from the $577.4 million reported for the comparable period in 2009. Revenue from newly acquired operations contributed $15.6 million, or 2.8% to revenue, which was offset by same-unit revenue declines of $25.5 million, or 4.4%.
Operating expenses declined $1.8 million or 1.1%, and decreased as a percentage of revenue to 89.6% for the three months ended September 30, 2010 from 91.0% for the three months ended September 30, 2009. Earnings per share from continuing operations was $0.09 per diluted share for the three months ended September 30, 2010 and 2009. Operating expenses declined by $9.8 million or 2.0%, and decreased as a percentage of revenue to 86.3% for the nine months ended September 30, 2010 from 86.5% for the nine months ended September 30, 2009. Earnings per share from continuing operations was $0.48 per diluted share for the nine months ended September 30, 2010 and $0.50 per diluted share for the comparable period in 2009.

Cash earnings per diluted share were $0.24 and $0.21 for the three months ended September 30, 2010 and 2009, respectively, and $0.87 and $0.84 for the nine months ended September 30, 2010 and 2009, respectively. CBIZ believes cash earnings per diluted share more clearly illustrates the impact of certain non-cash charges to income from continuing operations and is a useful measure for the Company and its analysts. Cash earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”), otherwise known as a non-GAAP measure. As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the three and nine months ended September 30, 2010 and 2009 are provided in the “Results of Operations — Continuing Operations” section that follows.
During the three months ended September 30, 2010, CBIZ acquired substantially all of the assets of South Winds, Inc. (dba “Benexx”), a retirement plan consulting firm located in Baltimore, Maryland, which provides 401K and other qualified retirement plan services for small and mid-sized companies. The operating results of Benexx are reported in the Employee Services practice group.
On September 14, 2010, CBIZ entered into an agreement with its largest shareholder, Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote, to purchase approximately 7.7 million shares of the Company’s common stock at $6.25 per share for a total cost of approximately $48.2 million. CBIZ also purchased an option for $5.0 million, which expires on September 30, 2013, to purchase the remaining shares of the Company’s common stock held by Westbury at a price of $7.25 per share, up to approximately 7.7 million shares.
On September 14, 2010, CBIZ amended its $275 million unsecured credit facility. The amendment allowed CBIZ to enter into a new convertible note agreement, to repurchase shares of CBIZ common stock for an aggregate cash consideration not to exceed a specified amount from the proceeds of the new convertible notes, the flexibility to consummate the purchase and option transactions with Westbury mentioned previously, to address a variety of options to refinance CBIZ’s 2006 Convertible Notes due in June 2011, and allows CBIZ to continue its strategic growth strategy which includes future acquisitions.
On September 27, 2010, CBIZ completed a $130.0 million offering of Convertible Senior Subordinated Notes (“2010 Notes”). The 2010 Notes bear interest at 4.875% per annum and mature on October 1, 2015. Net proceeds from the sale of the 2010 Notes were used to repurchase $60.0 million of the 3.125% Convertible Notes issued in 2006 (“2006 Notes”) through privately negotiated transactions, purchase approximately 4.6 million shares of CBIZ common stock at a total cost of approximately $25.1 million, and the remaining $41.1 million was used to pay down the outstanding balance on the $275 million unsecured credit facility.
CBIZ believes that repurchasing shares of its common stock under the Company’s stock purchase plan is a use of cash that provides value to its shareholders and, accordingly, not including the shares purchased from Westbury and the shares repurchased with proceeds from the 2010 Notes transaction, CBIZ purchased approximately 1.1 million shares of its common stock under this plan at a total cost of approximately $7.1 million during the nine months ended September 30, 2010.
Results of Operations — Continuing Operations
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on September 1, 2009, revenue for the month of September would be included in same-unit revenue for both years; revenue for the period January 1, 2010 through August 31, 2010 would be reported as revenue from acquired businesses.

Three Months Ended September 30, 2010 and 2009
Revenue — The following table summarizes total revenue for the three months ended September 30, 2010 and 2009 (in thousands, except percentages).

	THREE MONTHS ENDED SEPTEMBER 30,
	2010	% of		% of	$	%
		Total	2009	Total	Change	Change
Same-unit revenue
Financial Services	$86,485	49.0%	$86,854	49.4%	$(369)	(0.4)%
Employee Services	41,008	23.2%	41,272	23.5%	(264)	(0.6)%
MMP	37,423	21.2%	40,701	23.2%	(3,278)	(8.1)%
National Practices	7,034	4.0%	6,948	3.9%	86	1.2%

Total same-unit revenue	171,950	97.4%	175,775	100.0%	(3,825)	(2.2)%
Acquired businesses	4,536	2.6%	—	—	4,536

Total revenue	$176,486	100.0%	$175,775	100.0%	$711	0.4%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.
Gross margin and operating expenses — Operating expenses decreased by $1.8 million to $158.2 million for the three months ended September 30, 2010, from $160.0 million for the comparable period of 2009, and decreased as a percentage of revenue to 89.6% for the three months ended September 30, 2010 from 91.0% for the comparable period of 2009. The primary components of operating expenses for the three months ended September 30, 2010 and 2009 are included in the following table:

	2010		2009
			% of
	% of Operating		Operating		Change in
	Expense	% of Revenue	Expense	% of Revenue	% of Revenue
Personnel costs	73.2%	65.6%	73.1%	66.5%	(0.9)%
Deferred compensation costs	1.3%	1.2%	1.6%	1.4%	(0.2)%
Occupancy costs	7.3%	6.5%	7.2%	6.6%	(0.1)%
Depreciation and amortization	3.1%	2.8%	3.1%	2.8%	—
Travel and related costs	2.7%	2.4%	2.6%	2.4%	—
Other (1)	12.4%	11.1%	12.4%	11.3%	(0.2)%

Total operating expenses		89.6%		91.0%	(1.4)%

Gross margin		10.4%		9.0%	1.4%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.
The decrease in operating expenses as a percentage of revenue is mainly attributable to personnel costs and consisted of a decrease in salaries and wages as well as a decrease in performance-based compensation. The decrease in salaries and wages is a result of a reduction in staffing levels at certain locations due to decreased client demand and improved engagement efficiencies, partially offset by additional compensation expenses related to business acquisitions that occurred in the third quarter of 2009 and the first and third quarters of 2010. The decrease in performance-based compensation is a result of adjustments to the incentive compensations programs based on current year-to-date results. The decrease in deferred compensation costs as a percentage of revenue is due to a $0.4 million decrease in the gain in the value of the assets held in relation to CBIZ’s deferred compensation plan, to $2.1 million for the three months ended September 30, 2010 from $2.5 million for the comparable period in 2009. The decline in other operating expenses as a percentage of revenue is primarily due to a decrease in bad debt expense which decreased by $0.6 million, or 0.3% as a percentage of revenue, to $1.4 million for the three months ended September 30, 2010 from $2.0 million for the comparable period in 2009. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses decreased by $1.6 million to $6.9 million for the three months ended September 30, 2010, from $8.5 million for the comparable period of 2009, and decreased as a percentage of revenue to 3.9% for the three months ended September 30, 2010 from 4.9% for the comparable period of 2009. The primary components of G&A expenses for the three months ended September 30, 2010 and 2009 are included in the following table:

	2010		2009
	% of		% of
	G&A		G&A		Change in
	Expense	% of Revenue	Expense	% of Revenue	% of Revenue
Personnel costs	59.2%	2.3%	50.5%	2.4%	(0.1)%
Professional services	5.8%	0.2%	19.3%	0.9%	(0.7)%
Computer costs	6.1%	0.2%	6.1%	0.3%	(0.1)%
Occupancy costs	3.9%	0.2%	4.2%	0.2%	—
Depreciation and amortization	1.4%	0.1%	1.9%	0.1%	—
Other (1)	23.6%	0.9%	18.0%	1.0%	(0.1)%

Total G&A expenses		3.9%		4.9%	(1.0)%

(1)	Other G&A expenses include office expenses, equipment costs, travel and related costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.
The decrease in G&A expenses as a percentage of revenue is mainly attributable to a decrease in professional services. The decrease in professional services primarily related to a decrease in legal expenses of $1.0 million during the three months ended September 30, 2010 compared to the same period in 2009. During the three months ended September 30, 2010, the Company received a $1.1 million reimbursement of previously expensed legal fees.
Interest expense — Interest expense increased by $0.5 million to $3.7 million for the three months ended September 30, 2010 from $3.2 million for the comparable period in 2009. The increase in interest expense relates to higher average debt outstanding under the credit facility for the three months ended September 30, 2010 versus the comparable period in 2009 as well as an increase in average interest rates. Average debt outstanding under the facility was $121.8 million and $116.9 million and weighted average interest rates were 4.0% and 3.5% for the three months ended September 30, 2010 and 2009, respectively. In addition, as a result of the new $275 million credit facility entered into on June 4, 2010, which replaced a $214 million credit facility, amortization of deferred debt and commitment fees, which are recorded in interest expense, increased $0.2 million for the three months ended September 30, 2010 versus the comparable period in 2009.
Although CBIZ’s 2006 Notes carry a fixed interest rate of 3.125%, interest expense for the three months ended September 30, 2010 increased by approximately $0.1 million versus the comparable period in 2009 as a result of an increase in the amortization of the discount on the 2006 Notes. The effective interest rate on the 2006 Notes is 7.8% and interest expense above the 3.125% coupon rate is non-cash. CBIZ issued additional Convertible Senior Subordinated Notes on September 27, 2010 with a par value of $130 million. The impact to interest expense related to the 2010 Notes was nominal for the three months ended September 30, 2010. CBIZ’s 2006 Notes and 2010 Notes are further disclosed in Note 5 of the accompanying consolidated financial statements.
Other income, net — Other income, net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan, interest income, and other miscellaneous income and expenses such as contingent royalties from previous divestitures and adjustments to contingencies related to previous acquisitions. For the three months ended September 30, 2010 and 2009, other income, net was $1.0 million and $3.1 million, respectively. CBIZ recognized gains on the investments in its deferred compensation plan of $2.4 million and $2.9 million for the three months ended September 30, 2010 and 2009, respectively. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding adjustment to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of operations. In addition, for the three months ended September 30, 2010, CBIZ recorded an adjustment to its contingent liability related to prior acquisitions which resulted in other income of $0.7 million. The deferred compensation gain of $2.4 million and the contingent liability gain of $0.7 million were partially offset by a loss of $2.0 million on the repurchase of $60.0 million of CBIZ’s 2006 Notes and a $0.3 million impairment charge related to an investment in auction rate securities.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $3.5 million and $2.7 million for the three months ended September 30, 2010 and 2009, respectively. The effective tax rate for the three months ended September 30, 2010 was 39.4%, compared to an effective tax rate of 33.8% for the comparable period in 2009. The lower effective tax rate in the third quarter of 2009 primarily relates to deductions for interest expense on a previously settled IRS audit and state tax credits earned during the quarter.
Earnings per share and cash earnings per share — Earnings per share from continuing operations were $0.09 per diluted share for the three months ended September 30, 2010 and 2009, and cash earnings per share were $0.24 and $0.21 per diluted share for the three months ended September 30, 20010 and 2009, respectively. The Company believes cash earnings and cash earnings per diluted share (non-GAAP measures) more clearly illustrate the impact of certain non-cash charges to income from continuing operations and are a useful measure for the Company and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from operations and earnings per share from continuing operations to cash earnings per share for the three months ended September 30, 2010 and 2009.
CASH EARNINGS AND PER SHARE DATA
Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	THREE MONTHS ENDED SEPTEMBER 30,
	2010	Per Share	2009	Per Share
	(In thousands, except per share data)
Income from continuing operations	$5,328	$0.09	$5,391	$0.09

Selected non-cash charges:
Depreciation and amortization	5,044	0.08	5,062	0.08
Non-cash interest on convertible notes	1,083	0.02	1,003	0.02
Stock-based compensation	1,373	0.03	1,285	0.02
Loss on retirement of convertible bonds	1,996	0.03	—	—
Adjustment to contingent earnouts	(728)	(0.01)	—	—

Non-cash charges	$8,768	$0.15	$7,350	$0.12

Cash earnings — continuing operations	$14,096	$0.24	$12,741	$0.21

Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, MMP and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	THREE MONTHS ENDED SEPTEMBER 30,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$86,485	$86,854	$(369)	(0.4)%
Acquired businesses	3,127	—	3,127
Total revenue	$89,612	$86,854	$2,758	3.2%

Operating expenses	78,919	78,888	31	—

Gross margin	$10,693	$7,966	$2,727	34.2%

Gross margin percent	11.9%	9.2%

The slight decline in same-unit revenue for the three months ended September 30, 2010 versus the comparable period in 2009 was the result of a 3% decline in aggregate hours charged to clients substantially offset by a 1% increase in effective rates realized for services provided and revenues earned from the successful completion of certain fixed fee contracts. The decline in hours was due to decreased client demand as well as improved engagement efficiencies. Revenue from acquired businesses was a result of the acquisition of Goldstein Lewin & Company which occurred on January 1, 2010.
CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $22.1 million and $18.7 million for the three months ended September 30, 2010 and 2009, respectively, a majority of which is related to services rendered to privately-held clients. The increase in ASA fees is primarily a result of the Goldstein Lewin & Company acquisition. Typically, in the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. For further discussion regarding ASAs, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel-related expenses which represented 88.7% and 88.0% of total operating expenses for the three months ended September 30, 2010 and 2009, respectively. Personnel costs increased $0.4 million for the three months ended September 30, 2010 compared to the same period in 2009, and represented 78.4% and 77.9% of total operating expenses for the three months ended September 30, 2010 and 2009, respectively. The increase in personnel costs included a $1.8 million increase as a result of the acquisition of Goldstein Lewin & Company in the first quarter of 2010, offset by a reduction in same-unit personnel cost of $1.4 million associated with both current year and prior year staff reductions at those units that experienced reduced client demand. Personnel costs were 69.1% and 70.8% as a percentage of revenue for the three months ended September 30, 2010 and 2009, respectively. Occupancy costs are relatively fixed in nature and were $6.0 million for the three months ended September 30, 2010 compared to $6.1 million for the same period in 2009; these represented 6.7% and 7.0% of revenue for the three months ended September 30, 2010 and 2009, respectively. Travel-related expenses were $2.1 million and $1.9 million for the three months ended September, 2010 and 2009, respectively, and increased slightly to 2.3% of revenue for the three months ended September 30, 2010 from 2.1% of revenue for the comparable period of 2009.
The increase in gross margin percentage was primarily attributable to the increase in revenue and lower personnel costs and bad debt expense for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Employee Services

	THREE MONTHS ENDED SEPTEMBER 30,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$41,008	$41,272	$(264)	(0.6)%
Acquired businesses	1,409	—	1,409

Total revenue	$42,417	$41,272	$1,145	2.8%

Operating expenses	35,905	34,955	950	2.7%

Gross margin	$6,512	$6,317	$195	3.1%

Gross margin percent	15.4%	15.3%

The decrease in same-unit revenue was primarily attributable to declines in the Company’s property and casualty and specialty life insurance businesses, offset in part by increases in the human capital, retirement plan advisory and individual wealth management businesses. The Company’s property and casualty revenues declined approximately $0.5 million due to pricing softness in the market, and specialty life insurance revenues decreased approximately $0.7 million from prior year levels due to fewer policy placements. These decreases were partially offset by increases in human capital advisory revenues of approximately $0.6 million due to an increase in demand for recruiting and other outsourced HR services, and retirement advisory and individual wealth management businesses’ revenue of approximately $0.5 million due to higher asset values resulting largely from favorable market performance. The growth in revenue from acquired businesses was provided by a group health business in Colorado, which was acquired during the third quarter of 2009, an employee benefits company in Utah that was acquired in the first quarter of 2010 and a retirement plan business in Maryland that was acquired in the third quarter of 2010.
The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.0% and 84.2% of total operating expenses for the three months ended September 30, 2010 and 2009, respectively. Excluding the costs related to the acquired businesses of $0.9 million, personnel costs decreased $0.6 million, primarily as a result of less commissions paid to brokers due to the decline in property and casualty and specialty life insurance sales described above. Personnel costs represented 64.3% and 65.4% of revenue for the three months ended September 30, 2010 and 2009, respectively. Occupancy costs are relatively fixed in nature and were $2.4 million for the three months ended September 30, 2010 and 2009, excluding the costs related to the acquired businesses of $0.1 million.
Gross margin increased primarily due to the increase in human capital advisory revenues, which utilize a fixed service cost structure, and retirement and individual wealth management revenues, which do not have related direct costs, and as a result, both businesses draw greater margin leverage from the revenue increases.
MMP

	THREE MONTHS ENDED SEPTEMBER 30,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$37,423	$40,701	$(3,278)	(8.1)%
Operating expenses	32,148	35,118	(2,970)	(8.5)%

Gross margin	$5,275	$5,583	$(308)	(5.5)%

Gross margin percent	14.1%	13.7%

Same-unit revenue decreased 8.1% for the three months ended September 30, 2010 versus the comparable period in 2009. Approximately 54% of the decrease is attributable to client terminations, net of new business sold, with the remaining 46% attributable to decreased revenues from existing clients. The decline in revenue from client terminations is attributable to many factors including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations and increased competitive pressures. The decline in revenue from existing clients can be attributed to several factors including: decreases in the number of procedures processed, decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure.
The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily fees related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services), representing 86.4% and 87.6% of total operating expenses for the three months ended September 30, 2010 and 2009, respectively. Personnel costs decreased $2.8 million for the three months ended September 30, 2010, and decreased as a percentage of revenue to 53.9% compared to 56.4% for the comparable period in 2009. The reduction in personnel costs was partially offset by an increase in professional service fees of $0.1 million. MMP has reduced headcount and related personnel costs in billing operations in response to the decline in revenue and through selective vendor relationships, process improvements and labor saving technologies. Office expenses decreased $0.3 million for the three months ended September 30, 2010 and were 7.9% of revenue in both 2010 and 2009. Facilities costs decreased $0.1 million for the three months ended September 30, 2010, but increased as a percentage of revenue to 6.8% versus 6.4% in the comparable period in 2009.
The increase in gross margin percentage is a result of improved leverage in personnel costs and other cost control measures. The decrease in gross margin dollars is the result of continued pricing and reimbursement pressure as described above.
National Practices

	THREE MONTHS ENDED SEPTEMBER 30,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$7,034	$6,948	$86	1.2%

Operating expenses	6,343	6,210	133	2.1%

Gross margin	$691	$738	$(47)	(6.4)%

Gross margin percent	9.8%	10.6%

Revenue for the National Practices group was relatively flat for the three months ended September 30, 2010 compared to the same period in 2009. Revenues attributable to services provided under CBIZ’s contractual relationship with its largest client, Edward Jones, increased approximately $0.5 million for the three months ended September 30, 2010 versus the same period in 2009, but were offset by a decrease of approximately $0.4 million in the healthcare consulting business. The increase in the Edward Jones revenue was primarily the result of an increase in required technology support. The decrease in the healthcare consulting revenue was primarily due to a lower demand for hospital audit risk services that CBIZ offers, partially offset by an increase in the Company’s Medicaid eligibility business.
The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 96.0% and 94.4% of total operating expenses for the three months ended September 30, 2010 and 2009, respectively. Personnel costs increased $0.2 million to 83.5% of revenue for the three months ended September 30, 2010 from 81.1% of revenue for the comparable period in 2009. An increase in headcount to support the Edward Jones business resulted in an increase in personnel costs of approximately $0.4 million. This was partially offset by a decrease in personnel costs related to the healthcare consulting business due to a small reduction in the workforce to coincide with the reduction in related revenues. Occupancy costs and travel and related costs were $0.1 million for the three months ended September 30, 2010 and 2009.
The decline in gross margin is primarily the result of an increase in personnel costs that exceeded the growth in revenue for the three months ended September 30, 2010 compared to the same period in 2009.
Nine Months Ended September 30, 2010 and 2009
Revenue — The following table summarizes total revenue for the nine months ended September 30, 2010 and 2009 (in thousands, except percentages).

	NINE MONTHS ENDED SEPTEMBER 30,
		% of		% of	$	%
	2010	Total	2009	Total	Change	Change
Same-unit revenue
Financial Services	$292,970	51.6%	$305,685	52.9%	$(12,715)	(4.2)%
Employee Services	127,604	22.5%	129,013	22.4%	(1,409)	(1.1)%
MMP	110,759	19.5%	122,402	21.2%	(11,643)	(9.5)%
National Practices	20,590	3.6%	20,323	3.5%	267	1.3%

Total same-unit revenue	551,923	97.2%	577,423	100.0%	(25,500)	(4.4)%
Acquired businesses	15,638	2.8%	—	—	15,638

Total revenue	$567,561	100.0%	$577,423	100.0%	$(9,862)	(1.7)%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.
Gross margin and operating expenses — Operating expenses decreased by $9.8 million to $489.6 million for the nine months ended September 30, 2010, from $499.4 million for the comparable period of 2009, and decreased as a percentage of revenue to 86.3% for the nine months ended September 30, 2010 from 86.5% for the comparable period of 2009. The primary components of operating expenses for the nine months ended September 30, 2010 and 2009 are included in the following table:

	2010		2009
	% of		% of		Change in
	Operating Expense	% of Revenue	Operating Expense	% of Revenue	% of Revenue
Personnel costs	74.5%	64.2%	73.8%	63.8%	0.4%
Deferred compensation costs	0.2%	0.2%	0.8%	0.7%	(0.5)%
Occupancy costs	7.0%	6.0%	6.9%	6.0%	—
Depreciation and amortization	3.1%	2.6%	2.9%	2.5%	0.1%
Travel and related costs	2.7%	2.4%	2.7%	2.3%	0.1%
Other (1)	12.5%	10.9%	12.9%	11.2%	(0.3)%

Total operating expenses		86.3%		86.5%	(0.2)%

Gross margin		13.7%		13.5%	0.2%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.
The increase in operating expenses as a percentage of revenue attributable to personnel costs consisted of an increase in salaries and wages and related payroll taxes as a result of business acquisitions that occurred in the third quarter of 2009 and the first and third quarters of 2010. The decrease in deferred compensation costs as a percentage of revenue is due to a $2.8 million decrease in the gain in the value of the assets held in relation to CBIZ’s deferred compensation plan, to $1.2 million for the nine months ended September 30, 2010 from $4.0 million for the comparable period in 2009. The decline in other operating expenses as a percentage of revenue is primarily due to a decrease in bad debt expense which decreased by $2.8 million, or 0.5% as a percentage of revenue, to $3.4 million for the nine months ended September 30, 2010 from $6.2 million for the comparable period in 2009. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.
Corporate general and administrative expenses — Corporate G&A expenses decreased by $1.4 million to $22.5 million for the nine months ended September 30, 2010, from $23.9 million for the comparable period of 2009, and decreased as a percentage of revenue to 4.0% for the nine months ended September 30, 2010 from 4.1% for the comparable period of 2009. The primary components of G&A expenses for the nine months ended September 30, 2010 and 2009 are included in the following table:

	2010		2009
	% of		% of
	G&A		G&A		Change in
	Expense	% of Revenue	Expense	% of Revenue	% of Revenue
Personnel costs	55.1%	2.2%	55.6%	2.3%	(0.1)%
Professional services	14.9%	0.6%	14.6%	0.6%	—
Computer costs	5.3%	0.2%	6.1%	0.3%	(0.1)%
Occupancy costs	4.0%	0.2%	4.5%	0.2%	—
Depreciation and amortization	1.3%	0.1%	2.2%	0.1%	—
Other (1)	19.4%	0.7%	17.0%	0.6%	0.1%

Total G&A expenses		4.0%		4.1%	(0.1)%

(1)	Other G&A expenses include office expenses, equipment costs, travel and related costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.
Interest expense — Interest expense increased by $0.1 million, to $10.3 million for the nine months ended September 30, 2010 from $10.2 million for the comparable period in 2009, which is due to an increase in discount amortization related to the 2006 Notes, partially offset by a decrease in cash interest expense related to the credit facility. The 2006 Notes carry a 3.125% coupon payment rate, and interest expense for the nine months ended September 30, 2010 increased by approximately $0.3 million versus the comparable period of 2009 as a result of an increase in the discount amortization on the 2006 Notes. The effective interest rate on the Notes is 7.8%, and interest expense above the 3.125% coupon rate represents a non-cash charge. CBIZ issued additional Convertible Senior Subordinated Notes on September 27, 2010 with a par value of $130 million. The impact to interest expense related to the 2010 Notes was nominal for the nine months ended September 30, 2010. CBIZ’s 2006 Notes and 2010 Notes are further disclosed in Note 5 of the accompanying consolidated financial statements.
Interest expense related to the credit facility decreased by $0.5 million due to lower average debt outstanding during the nine months ended September 30, 2010 versus the comparable period in 2009 as well as a decrease in average interest rates. Average debt outstanding under the facility was $126.2 million and $131.5 million and weighted average interest rates were 3.5% and 3.8% for the nine months ended September 30, 2010 and 2009, respectively. Offsetting this decrease was a $0.3 million increase in deferred debt and commitment fees for the nine months ended September 30, 2010 versus the comparable period in 2009 as a result of the new $275 million credit facility entered into on June 4, 2010, which replaced the $214 million credit facility.
Other income, net — Other income, net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan, interest income, and other miscellaneous income and expenses such as contingent royalties from previous divestitures and adjustments to contingencies related to previous acquisitions. For the nine months ended September 30, 2010 and 2009, other income, net was $1.1 million and $5.4 million, respectively. CBIZ recognized gains on the investments in its deferred compensation plan of $1.5 million and $4.5 million for the nine months ended September 30, 2010 and 2009, respectively. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding adjustment to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of operations. In addition, for the nine months ended September 30, 2010, CBIZ recorded an adjustment to its contingent liability related to prior acquisitions which resulted in other income of $1.4 million. The deferred compensation gain of $1.5 million and the contingent liability gain of $1.4 million were partially offset by a loss of $2.0 million on the repurchase of $60.0 million of CBIZ’s 2006 Notes and a $0.3 million impairment charge related to an investment in auction rate securities.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $17.6 million and $19.7 million for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rate for the nine months ended September 30, 2010 was 37.7%, compared to an effective tax rate of 39.1% for the comparable period in 2009. The decrease in the effective tax rate primarily relates to the reversal of estimated tax reserves due to the expiration of certain statutes of limitation.
Earnings per share and cash earnings per share — Earnings per share from continuing operations were $0.48 and $0.50 per diluted share for the nine months ended September 30, 2010 and 2009, respectively, and cash earnings per share were $0.87 and $0.84 per diluted share for the nine months ended September 30, 2010 and 2009, respectively. The Company believes cash earnings and cash earnings per diluted share (non-GAAP measures) more clearly illustrate the impact of certain non-cash charges to income from continuing operations and are a useful measure for the Company and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from operations and earnings per share from continuing operations to cash earnings per share for the nine months ended September 30, 2010 and 2009.
CASH EARNINGS AND PER SHARE DATA
Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	Per Share	2009	Per Share
	(In thousands, except per share data)
Income from continuing operations	$29,106	$0.48	$30,653	$0.50

Selected non-cash charges:
Depreciation and amortization	15,257	0.25	15,129	0.24
Non-cash interest on convertible note	3,181	0.05	2,946	0.05
Stock-based compensation	3,943	0.06	3,465	0.05
Loss on retirement of convertible bonds	1,996	0.03	—	—
Adjustment to contingent earnouts	(1,449)	(0.02)	—	—
Restructuring charge	1,148	0.02	—	—
Non-cash charges	$24,076	$0.39	$21,540	$0.34

Cash earnings — continuing operations	$53,182	$0.87	$52,193	$0.84

Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, MMP and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	NINE MONTHS ENDED SEPTEMBER 30,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$292,970	$305,685	$(12,715)	(4.2)%
Acquired businesses	10,209	—	10,209

Total revenue	$303,179	$305,685	$(2,506)	(0.8)%

Operating expenses	250,356	255,462	(5,106)	(2.0)%

Gross margin	$52,823	$50,223	$2,600	5.2%

Gross margin percent	17.4%	16.4%

The decrease in same-unit revenue was primarily the result of a decrease in aggregate hours charged to clients. Same-unit aggregate hours charged to clients declined approximately 7% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, which was partially offset by a 3% increase in effective rates realized for services provided in the nine months ended September 30, 2010 versus the comparable period in 2009. The decline in hours was due to decreased client demand as well as by improved engagement efficiencies. The improvement in rates realized for services provided was due to a modest increase in rates realized for services as well as improved engagement efficiencies. Revenue from acquired businesses was a result of the acquisition of Goldstein Lewin & Company which occurred on January 1, 2010.
CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $80.1 million and $74.0 million for the nine months ended September 30, 2010 and 2009, respectively, a majority of which is related to services rendered to privately-held clients. The increase in ASA fees is primarily the result of the Goldstein Lewin & Company acquisition. Typically, in the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is reduced on a pro rata basis. For further discussion regarding ASAs, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel-related expenses which represented 89.1% and 88.0% of total operating expenses for the nine months ended September 30, 2010 and 2009, respectively. Personnel costs decreased $1.8 million for the nine months ended September 30, 2010 compared to the same period in the prior year, and represented 79.3% and 78.5% of total operating expenses for the nine months ended September 30, 2010 and 2009, respectively. The decrease was primarily from a reduction in same-unit personnel cost of $7.8 million associated with both current year and prior year staff reductions at those units that experienced reduced client demand, offset by an increase of $6.0 million as a result of the acquisition of Goldstein Lewin & Company in the first quarter of 2010. Personnel costs represented 65.5% and 65.6% of revenue for the nine months ended September 30, 2010 and 2009, respectively. Occupancy costs are relatively fixed in nature and were $17.9 million for the nine months ended September 30, 2010 compared to $18.0 million in the same period in the prior year; these represented 5.9% of revenue for each of the nine months ended September 30, 2010 and 2009, respectively. Travel-related expenses were $6.6 million and $6.3 million for the nine months ended September, 2010 and 2009, respectively, and increased slightly to 2.2% of revenue for the nine months ended September 30, 2010 from 2.1% of revenue for the comparable period of 2009.
The improvement in gross margin percentage was attributable to a decrease in personnel costs, bad debt expense and other controllable spending for the nine months ended September 30, 2010 compared to the same period in the prior year.

Employee Services

	NINE MONTHS ENDED SEPTEMBER 30,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$127,604	$129,013	$(1,409)	(1.1)%
Acquired businesses	5,429	—	5,429

Total revenue	$133,033	$129,013	$4,020	3.1%

Operating expenses	109,704	107,502	2,202	2.0%

Gross margin	$23,329	$21,511	$1,818	8.5%

Gross margin percent	17.5%	16.7%

The decrease in same-unit revenue was primarily attributable to declines in the Company’s specialty life insurance and property and casualty businesses, offset in part by increases in the retirement plan advisory and individual wealth management and human capital advisory businesses. The Company’s specialty life insurance revenues decreased approximately $3.0 million from prior year levels due to fewer policy placements and the property and casualty revenues declined $1.9 million due to soft market conditions in pricing. Partially offsetting these decreases was an increase of approximately $2.5 million in the retirement advisory and individual wealth management business due to higher asset values resulting largely from favorable market performance, as well as an increase in human capital advisory revenues of approximately $1.3 million due to an increase in demand for recruiting and other outsourced HR services. The growth in revenue from acquired businesses was provided by group health businesses in New Jersey and Colorado, both of which were acquired during the third quarter of 2009, an employee benefits company in Utah that was acquired in the first quarter of 2010 and a retirement plan business in Maryland that was acquired in the third quarter of 2010.
The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.3% and 84.0% of total operating expenses for the nine months ended September 30, 2010 and 2009, respectively. Excluding the costs related to the acquired businesses of $3.5 million, personnel costs decreased approximately $2.8 million, primarily as a result of less commissions paid to third party brokers related to a decline in specialty life insurance sales, and a decrease in commissions paid to internal brokers due to the decline in same-unit property and casualty revenues. Personnel costs represented 63.1% and 64.4% of revenue for the nine months ended September 30, 2010 and 2009, respectively. Occupancy costs are relatively fixed in nature and were $7.2 million for the nine months ended September 30, 2010 and 2009, excluding the costs related to the acquired businesses of $0.3 million.
The increase in gross margin was primarily attributable to an increase from retirement advisory and individual wealth management revenues, as well as human capital advisory revenues, as mentioned above. As asset based and investment revenues do not have related direct costs, and human capital advisory revenues have a more fixed cost structure, changes in those revenues have a significant impact on gross margin.

MMP

	NINE MONTHS ENDED SEPTEMBER 30,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$110,759	$122,402	$(11,643)	(9.5)%
Operating expenses	99,584	105,503	(5,919)	(5.6)%

Gross margin	$11,175	$16,899	$(5,724)	(33.9)%

Gross margin percent	10.1%	13.8%

Same-unit revenue decreased 9.5% for the nine months ended September 30, 2010 versus the comparable period in 2009. Approximately 62% of the decrease is attributable to client terminations, net of new business sold, with the remaining 38% attributable to decreased revenues from existing clients. The decline in revenue from client terminations are attributable to many reasons including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations and increased competitive pressures. The decline in revenue from existing clients can be attributed to several factors including: decreases in the number of procedures processed, decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure.
The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily fees related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services), representing 86.7% and 87.4% of total operating expenses for the first nine months of 2010 and 2009, respectively. Personnel costs decreased $5.6 million for the nine months ended September 30, 2010, but increased as a percentage of revenue to 57.2% compared to 56.4% for the comparable period in 2009. The reduction in personnel costs was partially offset by an increase in professional service fees of $0.7 million. In response to the decline in revenue, MMP has reduced headcount and related personnel costs in billing operations through selective vendor relationships, process improvements and labor saving technologies. Office expenses decreased $0.7 million for the nine months ended September 30, 2010, but increased slightly as a percentage of revenue to 8.0% compared to 7.9% for the nine months ended September 30, 2009. Facilities costs decreased $0.3 million for the first nine months of 2010, but increased as a percentage of revenue to 7.7% versus 7.5% in the comparable period in 2009.
The decrease in gross margin is the result of continued pricing and reimbursement pressure as described above.
National Practices

	NINE MONTHS ENDED SEPTEMBER 30,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$20,590	$20,323	$267	1.3%
Operating expenses	19,415	18,518	897	4.8%

Gross margin	$1,175	$1,805	$(630)	(34.9)%

Gross margin percent	5.7%	8.9%

The increase in same-unit revenue was attributable to an increase of approximately $1.0 million in services provided under CBIZ’s contractual relationship with its largest client, Edward Jones, partially offset by a decrease of $0.8 million in the healthcare consulting business. The increase in the Edward Jones revenue was primarily the result of an increase in required technology support. The decrease in the healthcare consulting revenue was primarily due to a lower demand for hospital audit risk services that CBIZ offers, partially offset by an increase in the Company’s Medicaid eligibility business.
The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 95.0% and 94.0% of total operating expenses for the nine months ended September 30, 2010 and 2009, respectively. Personnel costs increased $1.1 million to 86.6% of revenue for the nine months ended September 30, 2010 from 82.5% of revenue for the comparable period in 2009. Approximately $1.0 million of the increase relates to an increase in headcount to support the Edward Jones business, and the remaining increase in personnel costs relates to annual merit increases to existing employees and severance costs incurred as a result of a small reduction in force in the healthcare consulting business. Occupancy costs and travel and related costs were $0.4 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.
The decline in gross margin is primarily the result of an increase in personnel costs that exceeded the growth in revenue for the nine months ended September 30, 2010 compared to the same period in 2009.
Financial Condition
Cash and cash equivalents decreased by $8.6 million to $0.7 million at September 30, 2010 from $9.3 million at December 31, 2009. Restricted cash was $12.4 million at September 30, 2010, a decrease of $3.0 million from the December 31, 2009 balance of $15.4 million. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority (“FINRA”) regulated businesses and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net, were $155.8 million at September 30, 2010, an increase of $27.0 million from December 31, 2009, and days sales outstanding (“DSO”) from continuing operations was 81 days, 66 days and 73 days at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.
Other current assets were $8.5 million and $10.7 million at September 30, 2010 and December 31, 2009, respectively. Other current assets are primarily comprised of prepaid assets, whose balances fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients (current and non-current) and the corresponding client fund obligations primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to a change in the market value of the underlying investments. The nature of these accounts is further described in Note 1 to the consolidated financial statements included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009.
Property and equipment, net, decreased by $2.0 million to $24.8 million at September 30, 2010 from $26.8 million at December 31, 2009. The decrease is primarily the result of depreciation and amortization expense of $5.6 million for the nine months ended September 30, 2010, partially offset by capital expenditures of $3.5 million during the same period. Approximately $1.4 million of the capital expenditures related to the three businesses that were acquired during 2010. CBIZ’s property and equipment is comprised of software, hardware, furniture and leasehold improvements.
Goodwill and other intangible assets, net, increased by $22.7 million to $397.9 at September 30, 2010 from $375.2 at December 31, 2009. This increase is comprised of $26.0 million and $6.4 million of net additions to goodwill and intangible assets, respectively, offset by $9.7 million of amortization expense for the nine months ended September 30, 2010. The increase in goodwill and other intangible assets consisted of $26.1 million due to 2010 acquisitions and $6.3 million of additional purchase price earned by previous acquisitions.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $30.4 million and $27.5 million at September 30, 2010 and December 31, 2009, respectively. The increase in assets of the deferred compensation plan of $2.9 million is due to the increase in the fair value of the investments totaling $1.5 million and net participant contributions of $1.4 million during the nine months ended September 30, 2010. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The accounts payable balances of $26.3 million and $25.7 million at September 30, 2010 and December 31, 2009, respectively, reflect amounts due to suppliers and vendors. Balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $36.8 million and $34.2 million at September 30, 2010 and December 31, 2009, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.
Notes payable — current decreased by $13.1 million to $0.3 million at September 30, 2010 from $13.4 million at December 31, 2009. Notes payable activity is primarily attributable to current year contingent proceeds earned by businesses acquired prior to January 1, 2009. During the nine months ended September 30, 2010, payments on these contingent liabilities were approximately $15.8 million, which was partially offset by increases in notes payable of $2.7 million due to contingent proceeds earned by acquired businesses.
Other liabilities (current and non-current) increased by $12.3 million to $39.9 million at September 30, 2010 from $27.6 million at December 31, 2009. The increase is primarily attributable to the recording of approximately $11.5 million of estimated contingent earnout liabilities related to 2009 and 2010 business acquisitions, $1.4 million due to a restructuring charge for a Florida office consolidation related to the acquisition in Boca Raton, and an increase of $1.0 million related to the self-funded health insurance plan. These increases were partially offset by $1.4 million relating to adjustments reducing contingent earnout liabilities related to prior acquisitions.
Income taxes payable — current was $2.0 million at September 30, 2010 versus income taxes refundable of $3.4 million at December 31, 2009. The income taxes refundable balance at December 31, 2009 occurred as CBIZ made estimated tax payments that exceeded the tax liabilities CBIZ expected to incur with its 2009 income tax filings. Income taxes payable at September 30, 2010 primarily represents the provision for current income taxes less estimated tax payments and tax benefits related to the exercise of stock options. Income taxes payable — non-current at September 30, 2010 and December 31, 2009 was $5.2 million and $6.7 million, respectively, and represents the accrual for uncertain tax positions. The decrease in income taxes payable — non-current at September 30, 2010 primarily relates to the reversal of estimated reserves due to the expiration of certain statutes of limitation.
Convertible notes increased $61.0 million to $154.8 million at September 30, 2010 from $93.8 million at December 31, 2009. Convertible notes at December 31, 2009 were comprised of the discounted book value of $100 million face value of the 2006 Notes. In September 2010, CBIZ issued an additional $130 million face value of convertible notes. Concurrent with the issuance of the 2010 Notes, $60 million of the 2006 Notes were repurchased. The balance of $154.8 million at September 30, 2010 represents the discounted book value of $130 million of 2010 Notes and the discounted book value of the remaining $40 million of 2006 Notes. The 2006 Notes are classified as a current liability at September 30, 2010 as the holders of the 2006 Notes have the right to require CBIZ to repurchase for cash all or a portion of their 2006 Notes on June 1, 2011. The 2010 Notes and 2006 Notes are further disclosed in Note 5 of the accompanying consolidated financial statements.
Bank debt for amounts due on CBIZ’s credit facility increased by $9.0 million at September 30, 2010 from December 31, 2009. This increase is primarily due to the repurchase of 7.7 million shares of CBIZ common stock and an option to purchase the remaining shares of common stock from the Company’s largest shareholder at a total cost of approximately $53.2 million, and payments for current year acquisitions and contingent payments on prior acquisitions which approximated $35.3 million. These increases were partially offset by cash from operating activities and approximately $41.1 million of net proceeds from the issuance of the 2010 Notes which were used to pay down the credit facility.

Stockholders’ equity decreased by $44.4 million to $226.2 million at September 30, 2010 from $270.6 million at December 31, 2009. The decrease in stockholders’ equity was primarily attributable to share repurchase activity of approximately 13.4 million shares at a cost of $86.1 million, which includes 7.7 million shares of common stock repurchased from the Company’s largest shareholder and 4.6 million shares repurchased using proceeds from the issuance of the 2010 Notes. This decrease was partially offset by net income of $26.2 million, additional paid in capital of $8.2 million relating to the issuance of the 2010 Notes, CBIZ’s stock award programs which contributed $5.2 million and the issuance of $2.1 million in common shares related to business acquisitions. The 2010 Notes are further disclosed in Note 5 of the accompanying consolidated financial statements.
Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility, $130 million in 2010 Notes, and $40 million in 2006 Notes. The 2010 Notes were issued to qualified institutional buyers on September 27, 2010 and mature on October 1, 2015. The holders of the 2010 Notes may convert their 2010 Notes any time on or after July 31, 2015. The 2006 Notes were sold to qualified institutional buyers on May 30, 2006, mature on June 1, 2026, and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011. In addition, holders of the Notes can require CBIZ to repurchase for cash all or a portion of their 2006 Notes on June 1, 2011, June 1, 2016 and June 1, 2021. Concurrent with the closing of the 2010 Notes, part of the proceeds was used to repurchase $60 million of the $100 million outstanding 2006 Notes through privately negotiated transactions.
CBIZ entered into a new credit facility agreement on June 4, 2010, amended September 14, 2010, with Bank of America as agent bank for a group of seven participating banks. Under this new agreement, CBIZ maintains a $275 million unsecured credit facility, which replaced a $214 million credit facility. The credit facility has a letter of credit sub-facility and matures in June 2014. At September 30, 2010, CBIZ had $119.0 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $6.4 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $103.6 million at September 30, 2010. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital requirements.
The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of September 30, 2010. In addition, the credit facility provides CBIZ the capacity to refinance the remaining $40 million of its 2006 Notes that are callable and putable in June 2011. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.
Sources and Uses of Cash
The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2010 and 2009 (in thousands):

	2010	2009
Total cash provided by (used in):
Operating activities	$39,631	$34,102
Investing activities	(36,140)	(19,052)
Financing activities	(12,029)	(21,133)

Decrease in cash and cash equivalents	$(8,538)	$(6,083)

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
During the nine months ended September 30, 2010, net cash provided by operating activities was composed of net income of $26.2 million, non-cash adjustments to net income of $26.2 million, and a net loss on the sale of operations and the discontinued operations transactions totaling $2.4 million. These sources of cash were partially offset by changes in working capital of $13.1 million. Non-cash items mainly consist of depreciation and amortization, amortization of the convertible notes discounts and related deferred financing costs, loss on redemption of 2006 Notes, adjustments related to contingent earnouts, and expense related to stock based compensation. Working capital resulted in a use of cash primarily from slower collections on accounts receivable as evidenced by the increase in DSO from 66 days at December 31, 2009 to 81 days at September 30, 2010. This use of working capital was substantially offset by sources of cash resulting from the timing of payments related to interest, insurance and taxes, an increase in compensation incentive accruals, an increase in restructuring charges related to the Florida office consolidation, and increases in the accrual for contingent payments related to acquisitions. Cash used by discontinued operations was $2.0 million.
During the nine months ended September 30, 2009, net cash provided by operations consisted of net income of $30.1 million and non-cash adjustments to net income of $27.8 million, partially offset by uses of cash from changes in working capital of $24.1 million and net gains on the sale of operations and the discontinued operations transactions totaling $0.4 million. Non-cash items mainly consist of depreciation and amortization, amortization of convertible notes discounts and related deferred financing costs, and expense related to stock based compensation. Working capital resulted in a use of cash primarily from an increase in accounts receivable as a result of significant acquisitions closed in the first quarter 2009 (NY and Boston), the timing of payments on accounts payable, and the reduction in the compensation incentive accruals. These uses were partially offset by the timing of tax payments and interest payments related to the credit facility. Cash provided by discontinued operations was $0.7 million.
CBIZ’s investing activities typically result in a net use of cash, and generally consist of payments towards business acquisitions, purchase of intangible assets and capital items, proceeds received from sales of divestitures and discontinued operations, and activity related to notes receivable. CBIZ used $36.1 million in net cash for investing activities during the nine months ended September 30, 2010 compared to $19.1 million during the comparable period in 2009. Investing uses of cash during the nine months ended September 30, 2010 primarily consisted of $35.4 million for business acquisitions and other intangible assets and $2.1 million for capital expenditures, offset by $1.3 million in proceeds received from the sales of various operations and client lists. Investing uses of cash during the nine months ended September 30, 2009 primarily consisted of $17.1 million for business acquisitions and $3.4 million for capital assets, offset by $0.8 million in proceeds received from the sale of various operations and client lists and $0.7 million in payments received on notes receivable.
CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, repurchases of CBIZ common stock, and proceeds from the exercise of stock options. Net cash used in financing activities during the nine months ended September 30, 2010 was $12.0 million compared to net cash used by financing activities of $21.1 million for the comparable period in 2009. Financing uses of cash during the nine months ended September 30, 2010 include $60.0 million used to repurchase 2006 Notes at par, $86.1 million to repurchase shares of CBIZ common stock, and $6.1 million for debt issuance costs related to the issuance of the 2010 Notes and the amendment to the unsecured credit facility. These uses were substantially offset by sources of cash which included $130.0 million in proceeds from the issuance of the 2010 Notes, $9.0 million in net proceeds on the credit facility and $1.2 million in proceeds from the exercise of stock options (including tax benefits). Financing uses of cash during the nine months ended September 30, 2009 included $13.1 million in cash used to repurchase shares of CBIZ common stock and $9.3 million in net payments on the credit facility offset by $1.5 million in proceeds from the exercise of stock options (including tax benefits).

Obligations and Commitments
CBIZ’s aggregate amount of future obligations at September 30, 2010 for the next five years and thereafter is set forth below (in thousands):

	Total	2010 (1)	2011	2012	2013	2014	Thereafter
Convertible notes (2)	$170,000	$—	$40,000	$—	$—	$—	$130,000

Interest on convertible notes	32,940	625	6,963	6,338	6,338	6,338	6,338

Credit facility (3)	119,000	—	—	—	—	119,000	—

Income taxes payable (4)	1,984	1,984	—	—	—	—	—

Notes payable	493	—	307	186	—	—	—

Capitalized leases	29	29	—	—	—	—	—
Contingent purchase price liabilities (5)	15,737	—	4,319	6,993	4,425	—	—
Contingent purchase price obligations(6)	38,879	2	24,154	14,723
Restructuring lease obligations (7)	11,099	552	2,240	2,181	1,592	1,201	3,333
Non-cancelable operating lease obligations (7)	156,424	8,917	33,095	28,542	22,495	16,438	46,937
Letters of credit in lieu of cash security deposits	3,016	—	1,586	—	45	250	1,135
Performance guarantees for non-consolidated affiliates	3,407	—	3,407	—	—	—	—
License bonds and other letters of credit	1,538	261	1,276	—	—	1	—

Total	$554,546	$12,370	$117,347	$58,963	$34,895	$143,228	$187,743

(1)	Represents contractual obligations from October 1, 2010 to December 31, 2010.

(2)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $40 million par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of the convertible notes on June 1, 2011 and can be redeemed by the Company anytime after June 6, 2011.

(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(4)	Does not reflect $4.6 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.

(5)	Represents contingent earnout liability that is expected to be paid over the next three years to businesses CBIZ acquired on or after January 1, 2009.

(6)	Represents an estimate of potential earnout payments to be made over the next two years to those businesses CBIZ acquired prior to January 1, 2009.

(7)	Excludes cash expected to be received under subleases.
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
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $3.4 million and $2.6 million at September 30, 2010 and December 31, 2009, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $3.0 million and $3.5 million at September 30, 2010 and December 31, 2009, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements.

The amount of license bonds outstanding at September 30, 2010 and December 31, 2009 totaled $1.5 million.
CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2010, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.
Interest Rate Risk Management
CBIZ uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At September 30, 2010, CBIZ had a total of $20.0 million notional amount of interest rate swaps outstanding that expire in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.
CBIZ carries $130.0 million in 2010 Notes bearing a fixed interest rate of 4.875% and $40.0 million in 2006 Notes bearing a fixed interest rate of 3.125%. The 2010 Notes mature on October 1, 2015 and may not be converted before July 31, 2015. The 2006 Notes mature on June 1, 2026 and have call protection such that they may not be redeemed until June 6, 2011 at the Company’s option. CBIZ believes the fixed nature of this borrowing mitigates its interest rate risk.
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

Valuation of Goodwill
Goodwill is not amortized, but rather tested for impairment annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2009. There was no goodwill impairment during the year ended December 31, 2009 or during the nine months ended September 30, 2010.
CBIZ reviewed the significant assumptions included in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing fair value. Based on these analyses, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the nine months ended September 30, 2010.
New Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20 (“ASU 2010-20”), which amends Accounting Standards Codification (“ASC”) 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ evaluation of (1) the nature of credit risk associated with an entity’s financing receivables, (2) how an entity analyzes and assesses risks in estimating its allowance for credit losses, and (3) the changes in the allowances for credit losses and the reasons for those changes. ASU 2010-20 is effective for the first reporting period beginning after December 15, 2010. The Company is currently evaluating the impact of this update, but does not expect the adoption will have a material impact on its consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which adds disclosure requirements about transfers in and out of Levels 1 and 2, for activity relating to Level 3 measurements, and clarifies input and valuation techniques. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except as it pertains to the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. This Level 3 requirement will be effective for fiscal years beginning after December 15, 2010, and is not expected to have a material impact on CBIZ’s consolidated financial statements. CBIZ adopted the applicable provisions of the accounting guidance for the interim reporting period ended March 31, 2010. The adoption did not have a material impact on CBIZ’s consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at September 30, 2010 was $119.0 million. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2010, interest expense would increase or decrease approximately $1.0 million annually.
CBIZ does not engage in trading market risk sensitive instruments. CBIZ uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At September 30, 2010, CBIZ had a total notional amount of $20.0 million related to its interest rate swaps outstanding, which expire in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.
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

(b) Internal Control over Financial Reporting
There was no change in the Company’s Internal Controls that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In May, June, July, August and September of 2010, the Company and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the United States District Court for the District of Arizona (Robert Facciola, et al v. Greenberg Traurig LLP, et al.) and in the Superior Court for Maricopa County Arizona (Victims Recovery, LLC v. Greenberg Traurig LLP, et al.; Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al.; Mary Marsh, et al v. Greenberg Traurig LLP, et al.; and ML Liquidating Trust v. Mayer Hoffman McCann, PC, et al.), respectively. The Maricopa County cases have been removed to the United States District Court or Bankruptcy Court. The Facciola plaintiffs seek to proceed as a class action. Additionally, in November 2009, CBIZ MHM, LLC was named as a defendant in the United States District Court for the District of Arizona (Jeffery C. Stone v. Greenberg Traurig LLP, et al.). These matters arise out of the bankruptcy proceedings related to Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company are also defendants in these lawsuits. The motion phase of these proceedings has commenced.
The plaintiffs, except for those in the Stone and ML Liquidating Trust cases, are all alleged to have directly or indirectly invested in real estate mortgages through Mortgages Ltd. The Facciola, Victims Recovery, Ashkenazi and Marsh plaintiffs seek monetary damages equivalent to the amounts of their investments. The plaintiff in Stone sought monies it allegedly lost based on the claim that Mortgages Ltd. did not fund development projects in which it was a contractor. The Stone case has been voluntarily dismissed by the plaintiff in that matter. The plaintiff in the ML Liquidating Trust matter asserts errors and omissions and breach of contract claims, and is seeking monetary damages. The plaintiffs in these suits also seek pre-and post-judgment interest, punitive damages and attorneys’ fees.
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

Item 1A. Risk Factors
In conjunction with the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” described in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In addition, the following risks regarding CBIZ’s debt have been added during the three months ended September 30, 2010. The risk factors as set forth in the Form 10-K for the year ended December 31, 2009, as well as these new risk factors, could materially and adversely affect the Company’s business, financial condition and results of operations
We require a significant amount of cash for interest payments on our debt and to expand our business as planned.
At September 30, 2010, our debt consisted of $119.0 million in principal amount outstanding under our credit facility and $170.0 million principal amount outstanding under our convertible notes. Our debt requires us to dedicate a significant portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior credit facility in an amount sufficient to enable us to fund our other liquidity needs.
Our failure to satisfy covenants in our debt instruments will cause a default under those instruments.
Our debt instruments include a number of covenants relating to financial ratios and tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants would result in a default under these instruments. An event of default would permit our lenders and other debt holders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our debt.
Terms of our credit facility may adversely affect our ability to run our business.
Our terms of our credit facility, as well as the guarantees of our subsidiaries, could impair our ability to operate our business effectively and may limit our ability to take advantage of business opportunities. For example, our credit facility may:
•	restrict our ability to repurchase or redeem our capital stock or debt, or merge or consolidate with another entity;

•	limit our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes;

•	limit our ability to dispose of our assets, create liens on our assets or to extend credit; and

•	make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business and economic conditions.
If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer.

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
On September 14, 2010, CBIZ’s Board of Directors authorized a supplemental share repurchase program allowing for an additional 7,716,669 shares of CBIZ’s common stock to be repurchased from Westbury (Bermuda) Ltd., a company organized by CBIZ founder Michael G. DeGroote. In addition, on September 16, 2010, CBIZ’s Board of Directors authorized a second supplemental repurchase program allowing for an additional 4,578,894 shares of CBIZ’s common stock to be repurchased resulting from the proceeds from the 2010 Notes transaction.
Stock repurchase activity during the three months ended September 30, 2010 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).

Issuer Purchases of Equity Securities
			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total	Average	Part of	Shares That
	Number of	Price Paid	Publicly	May Yet Be
	Shares	Per	Announced	Purchased
Period	Purchased	Share (1)	Plans	Under the Plans
July 1 — July 31, 2010	—	$—	—	3,938
August 1 — August 31, 2010	—	$—	—	3,938
September 1 — September 30, 2010 (2)	12,296	$5.97	12,296	3,938

Total third quarter purchases (3)	12,296		$12,296

(1)	Average price paid per share includes fees and commissions, if applicable.

(2)	The shares repurchased from Westbury (Bermuda) Ltd. resulted from a privately negotiated transaction. The shares repurchased using the proceeds from the sale of 2010 Notes transaction were open market purchases.

(3)	The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, a broker is granted discretion to repurchase shares on the Company’s behalf, and the broker is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
According to the terms of CBIZ’s credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 5 to the accompanying consolidated financial statements for a description of working capital restrictions and limitations upon the payment of dividends.
Item 6. Exhibits

4.1	Indenture, dated as of September 27, 2010, between CBIZ, Inc. and U.S. Bank National Association (incorporated by reference to CBIZ’s Form 8-K filed September 27, 2010, Exhibit 4.1, File No. 1-32961).

10.1	Stock and Option Purchase Agreement dated September 14, 2010, by and among Westbury (Bermuda) Ltd., Westbury Trust, Michael G. DeGroote, and CBIZ, Inc. (incorporated by reference to CBIZ’s Form 8-K filed September 17, 2010, Exhibit 10.1, File No. 1-32961).

10.2	First Amendment to Credit Agreement, dated as of September 14, 2010, by and among CBIZ, Inc., the Guarantors (as defined in the Credit Agreement), the several financial institutions from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to CBIZ’s Form 8-K filed September 17, 2010, Exhibit 10.2, File No. 1-32961).

10.3	Purchase Agreement, dated as of September 21, 2010, between CBIZ, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers named in Schedule A thereto (incorporated by reference to CBIZ’s Form 8-K filed September 27, 2010, Exhibit 10.1, File No. 1-32961).

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc. (Registrant)
Date: November 9, 2010	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer Duly Authorized Officer and Principal Financial Officer