Form 10-K
period 2010-12-31
CBIZ, Inc.
filed 2011-03-15
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $392.4 million as of June 30, 2010.

The number of outstanding shares of the registrant’s common stock is 50,251,428 as of February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III	Portions of the Registrant’s Definitive Proxy Statement relative to the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchanges Commission no later than 120 days after the end of the Registrant’s fiscal year.

CBIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report to “we”, “our”, “us”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its wholly-owned subsidiaries. All references to years, unless otherwise noted, refer to CBIZ’s fiscal year which ends on December 31.

Available Information

CBIZ’s principal executive office is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, and the Company’s telephone number is (216) 447-9000. CBIZ’s website is located at http://www.cbiz.com. CBIZ makes available, free of charge on its website, through the investor information page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after CBIZ files (or furnishes) such reports with the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy materials the Company files (or furnishes) with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, and may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an Internet Website that contains reports, proxy and information statements and other information about CBIZ at http://www.sec.gov. CBIZ’s corporate code of conduct and ethics and the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors are available on the investor information page of CBIZ’s website, referenced above, and in print to any shareholder who requests them.

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

CBIZ has been operating as a professional services business since 1996, and built its professional services business through acquiring accounting, benefits and other employee services firms, valuation, medical billing and other service firms throughout the United States. CBIZ is listed on the New York Stock Exchange (“NYSE”) under the symbol “CBZ”.

Business Strategy

CBIZ strives to maximize shareholder value and believes this is accomplished through growth in revenue and earnings per share, as well as the strategic deployment of free cash-flow and capital resources.

Revenue

CBIZ believes revenue growth will be achieved through internal organic growth, cross-serving additional services to its existing clients, and targeted acquisitions. Each of these components is critical to the long-term growth strategy, and CBIZ expects each component to contribute to long-term revenue growth.

•	CBIZ believes it can capitalize on organic growth opportunities including a fragmented and generally underserved market. CBIZ offers a higher level of national resources than traditional local professional service firms, but delivers these services locally with a higher level of personal service than is expected from traditional national firms. CBIZ is also able to leverage technology to create efficiencies and to link together aligned services such as benefits, payroll, HR, and COBRA administration.

•	Cross-serving provides CBIZ with the opportunity to deliver multiple services to existing clients, and thus contributes to revenue growth through the expansion of business to such clients. Cross-serving opportunities are identified by the Company’s employees as they provide services to their existing clients. Being a trusted advisor to its clients provides CBIZ with the opportunity to identify the clients’ needs, while the diverse and integrated services offered by CBIZ allow the Company to provide solutions to satisfy these needs.

•	CBIZ’s acquisition strategy is to selectively acquire businesses that expand the Company’s market position and strengthen its existing service offerings. Strategic businesses that CBIZ seeks to acquire generally have strong and energetic leadership, a positive local market reputation, commitment to client service, the potential for cross-serving additional CBIZ services to their clients, an ability to integrate quickly with existing CBIZ operations and are accretive to earnings.

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

Financial Services	Employee Services	MMP	National Practices

• Accounting • Tax • Financial Advisory • Valuation • Litigation Support • Internal Audit • Family Office Services • Fraud Detection • Real Estate Advisory	• Group Health • Property & Casualty • Retirement Planning • Payroll Services • Life Insurance • Human Capital Management • Compensation Consulting • Recruiting • Actuarial Services	• Coding and Billing • Accounts Receivable Management • Full Practice Management Services	• Managed Networking and Hardware Services • Health Care Consulting • Mergers & Acquisitions

Practice Groups

Revenue by practice group for the years ended December 31, 2010, 2009 and 2008, is provided in the table below (in thousands):

	Year Ended December 31,
	2010		2009		2008

Financial Services	$382,234	52.2%	$379,690	51.4%	$311,763	45.5%
Employee Services	174,097	23.8%	170,846	23.1%	181,793	26.5%
MMP	148,425	20.2%	160,632	21.7%	164,950	24.1%
National Practices	27,749	3.8%	27,968	3.8%	27,068	3.9%

Total CBIZ	$732,505	100.0%	$739,136	100.0%	$685,574	100.0%

A discussion of CBIZ’s practice groups and certain external relationships and regulatory factors that currently impact those practice groups are provided in the paragraphs below. See Note 22 of the accompanying consolidated financial statements for further discussion of CBIZ’s practice groups.

Financial Services

The Financial Services practice group is divided into a Financial Services division, which represents the various accounting units spread geographically throughout the United States that provides their services regionally, and a National Services division consisting of those units that provide their services nationwide. Both the Financial Services and National Services divisions report either directly to the Chief Operating Officer, Financial Services or to the President, Financial Services. The Chief Operating Officer, Financial Services, and the President, Financial Services report to CBIZ’s President and Chief Operating Officer.

Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and administrative service agreements (“ASAs”) with independent licensed Certified Public Accounting (“CPA”) firms under which audit and attest services may be provided to CBIZ’s clients by such CPA firms. These firms are owned by licensed CPAs, a vast majority of whom are also employed by CBIZ subsidiaries. Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and totaled approximately $111.5 million, $109.6 million and $87.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which CBIZ has contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, CBIZ does not hold any financial interest in an SEC-reporting attest client of an associated CPA firm, enter into any business relationship with an SEC-reporting attest client that the CPA firm performing an audit could not maintain, or sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not maintain, under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. Applicable professional standards generally permit CBIZ to provide additional services to privately-held companies in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. CBIZ and the CPA firms with which CBIZ is associated have implemented policies and procedures designed to enable the Company to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by CBIZ on its relationships with SEC-

reporting attest clients of associated CPA firms, and the limited number and size of such clients, the Sarbanes-Oxley Act independence limitations does not, and is not expected to, materially affect CBIZ revenues.

The CPA firms with which CBIZ maintains ASAs may operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. Neither the existence of the ASAs nor the providing of services there under is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of their respective services. Attest services are not permitted to be performed by any individual or entity that is not licensed to do so. CBIZ is not permitted to perform audits, reviews, compilations, or other attest services, does not contract to perform them and does not provide the associated attest reports. Given this legal prohibition and course of conduct, CBIZ does not believe it is likely that it would bear the risk of litigation losses related to attest services provided by the CPA firms.

At December 31, 2010, CBIZ maintained ASAs with three CPA firms. Most of the members and/or shareholders of the CPA firms are also CBIZ employees, and CBIZ renders services to the CPA firms as an independent contractor. CBIZ’s primary ASA is with Mayer Hoffman McCann, P.C. (“MHM P.C.”), an independent national CPA firm headquartered in Kansas City, Kansas. MHM P.C. has 279 shareholders, a vast majority of whom are also employees of CBIZ. MHM maintains a nine member Board of Directors. There are no board members of MHM P.C. who hold senior officer positions at CBIZ. CBIZ’s association with MHM P.C. offers clients access to the multi-state resources and expertise of a national CPA firm.

Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains ASAs qualify as variable interest entities. See Note 1 of the accompanying consolidated financial statements for further discussion.

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

CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of its performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2010, 2009 and 2008 were less than 2% of consolidated CBIZ revenue for the respective periods.

Medical Management Professionals

MMP provides billing and coding services, as well as full-practice management services for hospital-based physicians primarily in the practice of radiology, emergency medicine, anesthesiology and pathology. MMP has a President who reports to CBIZ’s Chief Executive Officer. MMP’s President is supported by an executive management team which oversees MMP’s operating units along functional and product lines. MMP’s operating units are organized into four geographic regions representing the East, Great Lakes, South and West regions of the United States. Each region is managed by a two person management team focused on finance and operations.

Changes in some managed care plans and federal Medicare and Medicaid physician and practice expense reimbursement rules and rates have, and may continue to, adversely affect revenue in the existing physician and medical billing and collections business. In addition, certain managed care payors may impose precertification and other management programs which could limit or control the use of, and reimbursement for, imaging and diagnostic services. Certain managed care payors may institute “pay for performance” and “quality initiative”

programs that could limit or control physician, office and facility, and practice services and procedures, as well as reimbursement costs, and replace volume-based payment methods. Since the Company’s physician and medical billing and collections business is typically paid a portion of the revenue collected on behalf of the Company’s clients, any reduction in the volume of services or reimbursement rates for such services or expenses for which the Company’s clients are eligible to be paid may adversely affect the Company’s ability to generate revenue and maintain margins. CBIZ will make its best efforts to take appropriate actions to maintain margins in this business, however there is no assurance that MMP will be able to maintain margins at historic levels.

National Practices

The National Practices group offers technology, health care consulting, and merger and acquisition services. The units within the National Practices group each have a Business Unit President. These Business Unit Presidents either report to a Senior Vice President and CBIZ’s President and Chief Operating Officer, with one unit reporting to CBIZ’s Chief Executive Officer.

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

Beginning in 2010 and continuing through 2011, CBIZ focus has been on marketing strategies that specifically support each of the Company’s major practice areas: Financial Services, Employee Services and MMP. In each of these segments, emphasis has been put on marketing technology that has the highest and most measurable return on investment, including enhanced targeted email campaigns, webinars, and an improved web presence.

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

CBIZ’s clients come from a large variety of industries and markets, with the Company targeting mid-sized companies that have between 100 and 2,000 employees and annual revenues between $5 million and $100 million. CBIZ’s largest client, Edward Jones, contributed less than 3% of CBIZ’s consolidated revenue in 2010. Management believes that its client diversity helps insulate CBIZ from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for services provided by CBIZ. See Note 22 of the accompanying consolidated financial statements for information regarding revenue attributable to the geographic areas where CBIZ operates.

Competition

The professional business services industry is highly fragmented and competitive, with a majority of industry participants, such as accounting, employee benefits, payroll providers, medical management or professional service organizations, offering only a limited number of services. Competition is based primarily on client relationships, quality of professional advice, range and quality of services or product offerings, customer service, timeliness, geographic proximity, and competitive rates. CBIZ competes with a number of multi-location regional or national professional services firms and a large number of relatively small independent firms in local markets. CBIZ’s competitors in the professional business services industry include, but are not limited to, independent consulting services companies, independent accounting and tax firms, payroll service providers, medical billing and coding companies, independent insurance brokers and divisions of diversified services companies.

Acquisitions and Divestitures

CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that expand its market position and strengthen its existing service offerings. During the year ended December 31, 2010, CBIZ acquired substantially all of the assets of four businesses, Goldstein Lewin & Company (“Goldstein Lewin”), National Benefit Alliance (“NBA”), South Winds, Inc. (dba “Benexx”) and Kirkland, Russ, Murphy & Tapp P.A. (“KRMT”). Two of these acquisitions were made to strengthen the Company’s presence in the Florida market. Goldstein Lewin, located in Boca Raton, and KRMT, located in Tampa, are both accounting and financial services companies and provide a broad spectrum of services including accounting and financial advisory services, tax planning and compliance, wealth preservation and estate planning, technology consulting, software consulting, business valuation and litigation consulting. Goldstein Lewin and KRMT provide services to private and publicly-traded businesses, as well as not-for-profit and governmental entities, and their operating results are reported in the Financial Services practice group. NBA, an employee benefits company located in Midvale, Utah, designs, implements and administers employee benefit plans for government contractors as well as commercial clients. The acquisition strengthens and expands CBIZ’s expertise in servicing the government contracting industry. Benexx, a retirement plan consulting firm located in Baltimore, Maryland, provides 401(K) and other qualified retirement plan services for small and mid-sized companies. The acquisition of Benexx will add depth to the Company’s retirement plan practice and provide value for existing clients. The operating results for NBA and Benexx are reported in the Employee Services practice group.

Regulation

CBIZ’s operations are subject to regulations by federal, state, local and professional governing bodies. Accordingly, CBIZ’s business services may be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration, medical management billing and collections, and tax and accounting. CBIZ remains abreast of regulatory changes affecting its business, as these changes often affect clients’ activities with respect to employment, taxation, benefits, and accounting. For instance, changes in income, estate, or property tax laws may require additional consultation with clients subject to these changes to ensure their activities comply with revised regulations.

CBIZ itself is subject to industry regulation and changes, including changes in laws, regulations, and codes of ethics governing its accounting, insurance, valuation, medical management, registered investment advisory and broker-dealer operations, as well as in other industries, the interpretation of which may restrict CBIZ’s operations.

CBIZ is subject to certain privacy and information security laws and regulations, including, but not limited to those under the Health Insurance Portability and Accountability Act of 1996, The Financial Modernization Act of 1999 (the Gramm-Leach-Bliley Act), the Health Information Technology for Economic and Clinical Health Act, and other provisions of federal and state law which may restrict CBIZ’s operations and give rise to expenses related to compliance.

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

Employees

At December 31, 2010, CBIZ employed approximately 5,250 employees. CBIZ believes that it has a good relationship with its employees. A large number of the Company’s employees hold professional licenses or degrees. As a professional services company that differentiates itself from competitors through the quality and diversity of its service offerings, CBIZ believes that its employees are its most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of its employees.

Seasonality

A disproportionately large amount of CBIZ’s revenue occurs in the first half of the year. This is due primarily to accounting and tax services provided by the Company’s Financial Services practice group, which is subject to seasonality related to heavy volume in the first four months of the year. CBIZ’s Financial Services group generated more than 40% of its revenue in the first four months of each of the past five years. Like most professional service companies, most of CBIZ’s operating costs are relatively fixed in the short term, which generally results in higher operating margins in the first half of the year.

Uncertainty of Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”). All statements other than statements of historical fact included in this Annual Report including, without limitation, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Form 10-K, in the 2010 Annual Report and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in “Item 1A. Risk Factors” will be important in determining future results. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to: CBIZ’s ability to adequately manage its growth; CBIZ’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; changes in governmental regulation and tax laws affecting its operations; reversal or decline in the current trend of outsourcing business services; revenue seasonality or fluctuations in and collectability of receivables; liability for errors and omissions of the Company’s businesses; regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry); and reliance on information processing systems and availability of software licenses. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect operating or financial performance. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

Payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible.

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

Under these ASAs, CBIZ provides a range of services to the CPA firms, including: administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis.

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

Our goodwill and intangible assets could become impaired, which could lead to material non-cash charges against earnings.

We assess potential impairment on our goodwill and intangible asset balances, including client lists, on an annual basis, or more frequently if there is any indication that the asset may be impaired. Any impairment of goodwill or intangible assets resulting from this periodic assessment would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations, statements of financial position, and earnings per share. Any decline in future revenues, cash flows or growth rates as a result of further adverse changes in the economic environment or an adverse change resulting from new governmental regulations, could lead to an impairment of goodwill or intangible assets.

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

Changes in the United States healthcare environment, including new health care legislation, may adversely affect the revenue and margins in our medical management and healthcare benefit businesses.

Our medical management business is typically paid a portion of the revenue collected on behalf of our clients who are hospital based physician practices primarily in the fields of radiology, emergency medicine, anesthesiology and pathology. Changes in the healthcare environment, including new health care legislation, that affect the volume of procedures performed by our clients, or that affect the reimbursement rates for procedures performed by our clients, will impact our revenue and could adversely impact margins in this business. Revenue and margins in this business could also be adversely impacted if our clients lose their hospital contracts as a result of hospital consolidations or other reasons.

Medicare and Medicaid reimbursements are subject to regulation and periodic legislated changes in eligibility and reimbursement rates. In addition, certain managed care payors may change reimbursement rates, or may impose precertification and other management programs which could limit the use of, and reimbursement for, imaging and diagnostic services. Certain managed care payors may institute “pay for performance” and “quality initiative” programs that could limit or control physician, office and facility, and practice services and procedures, as well as reimbursement costs, and replace volume-based payment methods. Any legislated changes in the U.S. national health care system, including the recently enacted health care legislation, or changes by managed care payors, could impact revenue and margins in this business and depending upon the nature of the changes, could have an adverse impact on this business.

Our employee benefits business, specifically our group health consulting and brokerage segment, receives commissions for brokering employer-sponsored healthcare policies with insurance carriers on behalf of the client. In many cases, these commissions consist of a ratable portion of the insurance premiums on those policies, based upon a sliding scale pertaining to the dollar volume of premiums and/or the number of participants in the plan.

Changes in the healthcare environment, including but not limited to any legislated changes in the U.S. national health care system, that affect the methods by which insurance carriers remunerate brokers, could adversely impact our revenues and margins in this business. Specifically, legislation or other changes could afford our clients and their employees the ability to seek insurance coverage through other means, including but not limited to direct access with insurance carriers or other similar avenues, which could eliminate or adversely alter the remuneration brokers receive from insurance carriers for their services.

Higher rates of unemployment in the U.S. could result in a general reduction in the number of individuals with employer sponsored health care coverage. A reduction in the number of individuals with employer provided health care coverage could result in a reduction in the volume of elective medical procedures performed by the hospital based physician practices served by our medical management business, which could have an adverse impact on revenues and margins in this business. Also, higher rates of unemployment in the U.S. could result in a general reduction in the number of individuals with employer sponsored health care coverage. This decline in employee participation in healthcare insurance plans at our clients could result in a reduction in the commissions we receive from insurance carriers for our brokerage services, which could have an adverse impact on revenues and margins in this business.

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

A portion of our funds held for clients were invested in auction rate securities (“ARS”). ARS are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial investment. As a result of the disruption in the credit and capital markets, our ARS have experienced failed auctions since 2008, and we have recorded impairment charges in the consolidated income statements to reduce the carrying value of our investments in ARS to estimated fair value. If the credit markets related to ARS continue to remain inactive, our ability to convert ARS to cash will continue to be hindered and potential future impairment charges may be required, which could adversely affect our results of operations and financial condition.

We have shares eligible for future sale that could adversely affect the price of our common stock.

Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares, and have approximately 50.3 million shares outstanding at February 28, 2011. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for periods up to two years, and as of February 28, 2011, approximately 0.8 million shares of common stock were under lock-up contractual restrictions that expire February

2012. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.

In 2006, CBIZ filed a registration statement with the SEC to register the shares of Common Stock issuable by the Company upon conversion (the “Conversion Shares”) of the Company’s issued and outstanding $100.0 million of 3.125% Convertible Senior Subordinated Notes due 2026 (the “2006 Notes”). The registration statement was declared effective on August 4, 2006. In September 2010, $60 million of the 2006 Notes were retired by CBIZ, leaving $40 million outstanding as of December 31, 2010. Although the Company cannot at this time determine the number of Conversion Shares it will issue upon conversion of the Notes, if any, the number of Conversion Shares will be calculated as set out in the Registration Statement on Form S-3 filed by the Company with the SEC on July 21, 2006. In addition, in September 2010, CBIZ issued $130.0 million of 4.875% Convertible Senior Subordinated Notes due 2014 (the “2010 Notes”) pursuant to Rule 144A of the Securities Act of 1933, as amended. The Company cannot at this time determine the number of shares of common stock it will issue upon conversion of these notes, although the number of shares of common stock it will issue, if any, will be calculated as defined in the indenture agreements with U.S. Bank National Association as trustee.

Our principal stockholders may have substantial control over our operations.

At December 31, 2010, the stockholders identified below beneficially owned (within the meaning of Rule 13d-3 of the Exchange Act) the following aggregate amounts and percentages of our common stock:

	Number	% of CBIZ’s
	of Shares	Outstanding
	(In millions)	Common Stock

Westbury (Bermuda) Ltd.	7.7	15.4%
FMR LLC	6.4	12.7%
Cardinal Capital Management LLC	2.7	5.4%
P2 Capital Partners LLC	2.4	4.8%
Investment Counselors of Maryland LLC	2.3	4.6%
Sarbit Advisory Service, Inc.	2.1	4.2%
Vanguard Group Inc.	2.1	4.2%
BlackRock Fund Advisors	2.0	4.0%
Dimensional Fund Advisors, Inc.	1.7	3.4%
CBIZ Executive Officers and Directors	4.4	8.8%

The foregoing as a group	33.8	67.5%

Because of their stock ownership, these stockholders may exert substantial influence or actions that require the consent of a majority of our outstanding shares, including the election of directors. CBIZ’s share repurchase activities may result in increased ownership percentages of these individuals and therefore increase the influence they may exert, if they do not participate in these share repurchase transactions.

We require a significant amount of cash for interest payments on our debt and to expand our business as planned.

At December 31, 2010, our debt consisted of $118.9 million in principal amount outstanding under our credit facility and $170.0 million principal amount outstanding under our convertible notes. Our debt requires us to dedicate a significant portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior credit facility in an amount sufficient to enable us to fund our other liquidity needs.

Terms of our credit facility may adversely affect our ability to run our business.

The terms of our credit facility, as well as the guarantees of our subsidiaries, could impair our ability to operate our business effectively and may limit our ability to take advantage of business opportunities. For example, our credit facility may:

•	restrict our ability to repurchase or redeem our capital stock or debt, or merge or consolidate with another entity;

•	limit our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes;

•	limit our ability to dispose of our assets, create liens on our assets, to extend credit or to issue dividends to our shareholders; and

•	make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business and economic conditions.

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

CBIZ acquired four businesses during 2010. Targeted acquisitions are part of our growth strategy and it is our intention to selectively acquire businesses or client lists that are complementary to existing service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. There are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

The business services industry is competitive and fragmented. If we are unable to compete effectively, our business, financial condition and results of operations may be negatively impacted.

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

In May, June, July, August and September of 2010, the Company and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the United States District Court for the District of Arizona (Robert Facciola, et al v. Greenberg Traurig LLP, et al.) and in the Superior Court for Maricopa County Arizona (Victims Recovery, LLC v. Greenberg Traurig LLP, et al.; Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al.; Mary Marsh, et al v. Greenberg Traurig LLP, et al.; and ML Liquidating Trust v. Mayer Hoffman McCann, PC, et al.), respectively. The Maricopa County cases were removed to the United States District Court or Bankruptcy Court but have since been remanded to the Superior Court for Maricopa County. These remand orders are currently being appealed. The Facciola plaintiffs seek to proceed as a class action. Additionally, in November 2009, CBIZ MHM, LLC was named as a defendant in the United States District Court for the District of Arizona (Jeffery C. Stone v. Greenberg Traurig LLP, et al.). These matters arise out of the bankruptcy proceedings related to Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company are also defendants in these lawsuits. The motion phase of these proceedings has commenced.

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

	2010		2009
	High	Low	High	Low

First quarter	$7.84	$6.09	$8.99	$6.08
Second quarter	$7.53	$6.27	$8.12	$6.75
Third quarter	$6.78	$5.20	$7.51	$6.34
Fourth quarter	$6.50	$5.22	$7.76	$6.69

On December 31, 2010, the last reported sale price of CBIZ’s common stock as reported on the NYSE was $6.24 per share. As of February 28, 2011, CBIZ had approximately 2,150 holders of record of its common stock, and the last sale of CBIZ’s common stock as of that date was $7.08.

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

Dividend Policy

CBIZ’s credit facility does not permit CBIZ to declare or make any dividend payments, other than dividend payments made by one of CBIZ’s wholly owned subsidiaries to the parent company. Historically, CBIZ has not paid cash dividends on its common stock, and does not anticipate paying cash dividends in the foreseeable future. CBIZ’s Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the credit facility. The Board of Directors’ decision is based, among other things, on the Company’s results of operations and financial condition. CBIZ intends to retain future earnings to finance the ongoing operations and growth of the business. Any future determination as to dividend policy will be made at the discretion of the Board of Directors and will be subject to the terms and restrictions of CBIZ’s credit facility.

Issuer Purchases of Equity Securities

(a)	Recent sales of unregistered securities

On December 31, 2010, approximately 265,000 shares of CBIZ common stock became issuable as contingent consideration owed to former owners of businesses that were acquired by CBIZ.

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

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 10, 2011, February 11, 2010 and February 19, 2009, CBIZ’s Board of Directors authorized Share Repurchase Plans, each of which authorized the purchase of up to 5.0 million shares of CBIZ common stock. Each

Share Repurchase Plan is effective beginning April 1 of the respective plan year, and each expires one year from the respective effective date. The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

Pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest shareholder, Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote, CBIZ purchased 7,716,669 shares of CBIZ’s common stock at $6.25 per share for a total cost of approximately $48.2 million. Pursuant to the Westbury Agreement, CBIZ also purchased an option for $5.0 million, which expires on September 30, 2013, to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury.

On September 16, 2010, CBIZ’s Board of Directors authorized a second supplemental repurchase program allowing for an additional 4,578,894 shares of CBIZ’s common stock to be repurchased using a portion of the proceeds from the 2010 Notes transaction.

Not including the shares repurchased from the 2010 supplemental share repurchase plans discussed above, CBIZ repurchased 1.1 million shares under the share repurchase programs during the year ended December 31, 2010 at an aggregate cost (including fees and commissions) of $7.1 million. There were no shares repurchased during the fourth quarter of 2010. At December 31, 2010, there were approximately 3.9 million shares that may yet be purchased under repurchase plans approved by CBIZ’s Board of Directors.

Performance Graph

The following graph compares the cumulative 5-year total return attained by stockholders on CBIZ, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index, the Russell 2000 index, and a Peer Group of six companies that includes: Brown & Brown Inc, H & R Block Inc, National Financial Partners Corp., Paychex Inc, Resources Connection Inc and Towers Watson & Company. The graph tracks the performance of a $100 investment in CBIZ common stock, in each index and in the peer group (with the reinvestment of all dividends) from December 31, 2005 to December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CBIZ, Inc., The S&P 500 Index, The Russell 2000 Index
And A Peer Group

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/2005	12/2006	12/2007	12/2008	12/2009	12/2010
CBIZ, Inc.	$100.00	$115.78	$162.96	$143.69	$127.91	$103.65
S&P 500	$100.00	$115.80	$122.16	$76.96	$97.33	$111.99
Russell 2000	$100.00	$118.37	$116.51	$77.15	$98.11	$124.46
Peer Group	$100.00	$102.97	$92.25	$79.76	$87.98	$82.18

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following table presents selected historical financial data for CBIZ. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

	Year Ended December 31,
	2010	2009(1)	2008(1)	2007(1)	2006(1)
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$732,505	$739,136	$685,574	$619,010	$562,071
Operating expenses	646,793	650,973	587,755	540,058	493,037

Gross margin	85,712	88,163	97,819	78,952	69,034
Corporate general and administrative expenses	29,614	30,722	28,691	29,462	29,513

Operating income	56,098	57,441	69,128	49,490	39,521
Other income (expense):
Interest expense	(15,308)	(13,392)	(10,786)	(9,038)	(6,003)
Gain on sale of operations, net	466	989	745	144	21
Other income (expense), net(2)	3,532	6,622	(7,618)	10,584	4,944

Total other income (expense)	(11,310)	(5,781)	(17,659)	1,690	(1,038)
Income from continuing operations before income tax expense	44,788	51,660	51,469	51,180	38,483
Income tax expense	16,848	19,714	19,647	20,785	15,274

Income from continuing operations	27,940	31,946	31,822	30,395	23,209
Loss from operations of discontinued operations, net of tax	(2,453)	(760)	(1,150)	(1,468)	(833)
(Loss) gain on disposal of discontinued operations, net of tax	(973)	210	(268)	3,882	911

Net income	$24,514	$31,396	$30,404	$32,809	$23,287

Basic weighted average common shares	57,692	61,200	61,839	65,061	71,004
Diluted weighted average common shares	58,193	61,859	62,572	66,356	73,052
Diluted earnings (loss) per share:
Continuing operations	$0.48	$0.52	$0.51	$0.46	$0.32

Net income	$0.42	$0.51	$0.49	$0.49	$0.32

Other Data:
Total assets	$756,299	$713,098	$699,868	$574,078	$512,382
Long-term debt(3)	$235,663	$203,848	$215,040	$116,990	$85,037
Total liabilities	$526,627	$442,480	$456,993	$337,762	$284,520
Total stockholders’ equity	$229,672	$270,618	$241,599	$234,726	$226,888
Adjusted EBITDA(4)	$81,959	$84,561	$75,636	$66,162	$58,372

(1)	Amounts for 2009, 2008, 2007 and 2006 have been reclassified to conform to the current year presentation, including the impact of a business that was classified as a discontinued operation during 2010.

(2)	Other income (expense), net includes gains or losses attributable to assets held in the Company’s deferred compensation plan which totaled a gain (loss) of $3.7 million, $5.5 million, ($7.6) million, $1.3 million, and $1.6 million for 2010, 2009, 2008, 2007, and 2006, respectively. These gains or losses do not impact “income from continuing operations” as they are directly offset by compensation to the Plan participants. During 2010, CBIZ recorded a $2.0 million loss in other income (expense), net from the early retirement of $60 million face value of its convertible senior subordinated notes that were issued in 2006. In addition, CBIZ sold its investment in Albridge Solutions, Inc., which resulted in a pre-tax gain of $0.8 million and $7.3 million for the years ended December 31, 2008 and 2007, respectively. Other income (expense), net for 2008 also includes an impairment charge of $2.3 million related to the Company’s investment in an auction rate security.

(3)	Represents bank debt, the long-term portion of convertible notes, and the long-term portion of notes payable, which are reported in “other non-current liabilities” in CBIZ’s consolidated balance sheets.

(4)	Adjusted EBITDA represents income from continuing operations before income tax expense, interest expense, gain on sale of operations, net, and depreciation and amortization expense. Adjusted EBITDA for 2010 also excludes the loss resulting from the retirement of $60 million of its convertible senior subordinated notes, and adjusted EBITDA for 2008 and 2007 excludes gains related to the sale of a long-term investment. See note (2) above for a description of these items. The Company has included Adjusted EBITDA because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to service debt. Adjusted EBITDA should not be regarded as an alternative or replacement to any measurement of performance under generally accepted accounting principles.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at December 31, 2010 and 2009, and results of operations and cash flows for each of the years ended December 31, 2010, 2009 and 2008. This discussion should be read in conjunction with CBIZ’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Uncertainty of Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Executive Summary

Revenue for the year ended December 31, 2010 decreased by 0.9% to $732.5 million from $739.1 million for the comparable period in 2009. The revenue decrease is attributable to same unit revenue declines of $26.7 million, or 3.6%, offset by increases in revenue attributable to newly acquired operations of $20.1 million, or 2.7%.

Operating expenses declined $4.2 million or 0.6%, but increased as a percentage of revenue to 88.3% for the year ended December 31, 2010 from 88.1% for the year ended December 31, 2009. Earnings per share from continuing operations was $0.48 per diluted share for the year ended December 31, 2010 compared to $0.52 for the year ended December 31, 2009. Diluted earnings per share for the year ended December 31, 2010 include the impact of the $2.0 million pre-tax loss on retirement of convertible bonds and the $1.7 million pre-tax restructuring charge related to the consolidation of facilities with the Goldstein Lewin acquisition.

Cash earnings per diluted share were $1.02 and $0.99 for the years ended December 31, 2010 and 2009, respectively. CBIZ believes cash earnings per diluted share more clearly illustrates the impact of certain non-cash charges to income from continuing operations and is a useful measure for the Company and its analysts. Cash earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”), otherwise known as a non-GAAP measure. As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the twelve months ended December 31, 2010 and 2009 are provided in the “Results of Operations — Continuing Operations” section that follows.

During the year ended December 31, 2010, CBIZ acquired substantially all of the assets of four businesses: Goldstein Lewin, NBA, Benexx and KRMT. Two of these acquisitions were made to strengthen the Company’s presence in the Florida market. Goldstein Lewin, located in Boca Raton, and KRMT, located in Tampa, are both accounting and financial services companies and provide a broad spectrum of services including accounting and financial advisory services, tax planning and compliance, wealth preservation and estate planning, technology consulting, software consulting, business valuation and litigation consulting. Goldstein Lewin and KRMT provide services to private and publicly-traded business, as well as not-for-profit and governmental entities, and their operating results are reported in the Financial Services practice group. NBA, an employee benefits company located in Midvale, Utah, designs, implements and administers employee benefit plans for government contractors as well as commercial clients. The acquisition strengthens and expands CBIZ’s expertise in servicing the government contracting industry. Benexx, a retirement plan consulting firm located in Baltimore, Maryland, provides 401(K) and other qualified retirement plan services for small and mid-sized companies. The acquisition of Benexx will add depth to the Company’s retirement plan practice and provide value for existing clients. The operating results for NBA and Benexx are reported in the Employee Services practice group.

Effective June 4, 2010, CBIZ entered into a new credit agreement with Bank of America as agent for a group of seven participating banks. Under this new agreement, CBIZ maintains a $275 million unsecured credit facility (“credit facility”), which replaced the prior $214 million credit agreement. The credit facility has a letter of credit sub-facility and matures in June 2014. On September 14, 2010, CBIZ amended its $275 million unsecured credit facility. The amendment allowed CBIZ to enter into a new convertible note agreement, to repurchase shares of CBIZ common stock for an aggregate cash consideration not to exceed a specified amount from the proceeds of the new convertible notes, the flexibility to consummate the purchase and option transactions with Westbury, to address a variety of options to refinance CBIZ’s 2006 Convertible Senior Subordinated Notes due in June 2011, and to continue its strategic growth strategy which includes future acquisitions.

Pursuant to the Westbury Agreement on September 14, 2010, CBIZ repurchased 7,716,669 shares of CBIZ’s common stock at $6.25 per share for a total cost of approximately $48.2 million. Pursuant to the Westbury Agreement, CBIZ also purchased an option for $5.0 million, which expires on September 30, 2013, to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury.

On September 27, 2010, CBIZ completed a $130.0 million offering of Convertible Senior Subordinated Notes (“2010 Notes”). The 2010 Notes bear interest at 4.875% per annum and mature on October 1, 2015. Net proceeds from the sale of the 2010 Notes were used to repurchase $60.0 million of the 3.125% Convertible Senior Subordinated Notes issued in 2006 (“2006 Notes”) through privately negotiated transactions, purchase approximately 4.6 million shares of CBIZ common stock at a total cost of approximately $25.1 million, and use the remaining $41.1 million to pay down the outstanding balance on the $275 million unsecured credit facility.

CBIZ believes that repurchasing shares of its common stock under the Company’s stock purchase plan is a use of cash that provides value to its shareholders. Not including the shares purchased from Westbury and the shares repurchased with proceeds from the 2010 Notes transaction, CBIZ purchased approximately 1.1 million shares of its common stock under this plan at a total cost of approximately $7.1 million during the year ended December 31, 2010. On February 10, 2011, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2012. The shares may be repurchased in the open market or through privately negotiated purchases according to SEC rules.

On December 31, 2010, CBIZ entered into an agreement to sell its individual wealth management business effective January 1, 2011. Annual revenue from this business approximated $6.0 million and was reported in the Employee Services group. This transaction did not and is not expected to have a material impact on CBIZ’s consolidated financial statements.

Results of Operations — Continuing Operations

CBIZ provides professional business services that help clients manage their finances and employees. CBIZ delivers its integrated services through the following four practice groups: Financial Services, Employee Services, MMP, and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2009, revenue for the period January 1, 2010 through June 30, 2010 would be reported as revenue from acquired businesses; same-unit revenue would include revenue for the periods July 1 through December 31 of both years. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

The following table summarizes total revenue for the years ended December 31, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,
			$	%
	2010	2009	Change	Change

Same-unit revenue
Financial Services	$368,652	$379,690	$(11,038)	(2.9)%
Employee Services	167,573	170,846	(3,273)	(1.9)%
MMP	148,425	160,632	(12,207)	(7.6)%
National Practices	27,749	27,968	(219)	(0.8)%

Total same-unit revenue	712,399	739,136	(26,737)	(3.6)%
Acquired businesses	20,106	—	20,106
Divested operations	—	—	—

Total revenue	$732,505	$739,136	$(6,631)	(0.9)%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — The majority of CBIZ’s operating costs are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth, but declines as revenue contracts. The primary components of operating expenses for the years ended December 31, 2010 and 2009 are illustrated in the following table:

	2010		2009
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	74.0%	65.3%	73.4%	64.7%	0.6%
Deferred compensation costs	0.4%	0.4%	0.8%	0.6%	(0.2)%
Occupancy costs	7.1%	6.2%	7.1%	6.2%	—
Depreciation and amortization	3.1%	2.7%	3.0%	2.7%	—
Travel and related costs	2.8%	2.5%	2.8%	2.4%	0.1%
Other(1)	12.6%	11.2%	12.9%	11.5%	(0.3)%

Total operating expenses		88.3%		88.1%	0.2%

Gross margin		11.7%		11.9%	(0.2)%

(1)	Other operating expenses include office expense, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

Personnel costs as a percentage of revenue increased 0.6% to 65.3% for the year ended December 31, 2010 compared to the same period in 2009. The increase in personnel costs as a percentage of revenue was primarily the result of a 0.4% increase in incentive compensation costs incurred in 2010 and an increase of 0.2% in employee benefit costs. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”. The decrease in deferred compensation costs of 0.2% resulted from adjustments to the fair value of investments held in the deferred compensation plan. The adjustments to the fair value of investments held in relation to the deferred compensation plan totaled gains of $3.2 million and $4.8 million for the years ended December 31, 2010 and 2009, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to “other income

(expense), net”, and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups.

Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses decreased by $1.1 million to $29.6 million for the year ended December 31, 2010, from $30.7 million for the comparable period of 2009, and decreased as a percent of revenue by 0.1% to 4.0% for the year ended December 31, 2010. The primary components of corporate general and administrative expenses for the years ended December 31, 2010 and 2009 are illustrated in the following table:

	2010		2009
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	54.8%	2.2%	53.9%	2.2%	—
Professional services	15.7%	0.6%	13.5%	0.6%	—
Computer costs	5.4%	0.2%	6.0%	0.2%	—
Occupancy costs	3.9%	0.2%	4.6%	0.2%	—
Depreciation and amortization	1.3%	0.1%	2.2%	0.1%	—
Other(1)	18.9%	0.7%	19.8%	0.8%	(0.1)%

Total corporate general and administrative expenses		4.0%		4.1%	(0.1)%

(1)	Other corporate general and administrative expenses include office expenses, travel and related costs, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate G&A expenses.

Interest expense — Interest expense increased by $1.9 million to $15.3 million for the year ended December 31, 2010 from $13.4 million for the comparable period in 2009. The increase in interest expense is a result of three components: an increase of $2.4 million related to the $130 million of convertible senior subordinated notes that were issued in 2010, a decrease of $0.9 million from the retirement of $60 million of convertible senior subordinated notes that were issued in 2006, and an increase of $0.4 million related to the credit facility. For discussion on the convertible senior subordinated notes, see Note 8 in the accompanying consolidated financial statements. Regarding the credit facility, during 2010 CBIZ entered into a new credit facility agreement that increased the borrowing capacity from $214 million to $275 million, among other changes to the credit facility. The new credit facility resulted in increased amortized deferred debt charges and increased commitment fee charges recognized in interest expense for the year ended December 31, 2010 versus the comparable period in 2009. Offsetting these deferred debt and commitment fees was a decrease in average debt outstanding and average interest rates in 2010 compared to 2009. Average debt outstanding under the credit facility was $126.0 million and $127.7 million and weighted average interest rates were 3.66% and 3.73% for the years ended December 31, 2010 and 2009, respectively. Debt is further discussed under “Liquidity and Capital Resources” and in Note 8 of the accompanying consolidated financial statements.

Other income (expense), net — Other income (expense), net is primarily comprised of adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, interest income, gains and losses on sales of assets, and other miscellaneous income and expenses such as contingent royalties from previous divestitures and adjustments to contingencies related to previous acquisitions. Adjustments to the fair value of investments related to the deferred compensation plan do not impact CBIZ’s net income as they are offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of operations). Other income (expense), net for the year ended December 31, 2010 primarily consists of a $3.7 million gain in the fair value of investments related to the deferred compensation plan, an adjustment to the Company’s contingent liability related to prior acquisitions which resulted in other income of $1.4 million, and interest income of $0.4 million. The deferred compensation gain, adjustment to the contingent liability, and interest income were partially offset by a $2.0 million charge on the early retirement of $60 million of CBIZ’s convertible senior subordinated notes that were issued in 2006 and a $0.3 million impairment charge related to an investment in auction rate securities. Other income (expense), net for the year ended December 31, 2009 primarily relates to a $5.5 million increase in the fair value of investments related to the deferred compensation plan and interest income of $0.5 million.

Income Taxes — CBIZ recorded income tax expense from continuing operations of $16.8 million and $19.7 million for the years ended December 31, 2010 and 2009, respectively. The effective tax rate for the years ended December 31, 2010 and 2009 was 37.6% and 38.2%, respectively. The decrease in the effective tax rate for the year ended December 31, 2010 from the comparable period in 2009 was primarily due to the lapse of certain statutes of limitation in 2010. For further discussion regarding income tax expense, see Note 7 to the accompanying consolidated financial statements.

Earnings per share and cash earnings per share — Earnings per share from continuing operations were $0.48 and $0.52 per diluted share for the years ended December 31, 2010 and 2009. Earnings per share for the year ended December 31, 2010 included the impact of the $2.0 million pre-tax charge related to the early redemption of $60 million of 2006 Notes and a $1.7 million pre-tax charge related to the consolidation of facilities with the Goldstein Lewin acquisition. Cash earnings per share were $1.02 and $0.99 per diluted share for the years ended December 31, 2010 and 2009, respectively. The Company believes cash earnings and cash earnings per diluted share (non-GAAP measures) more clearly illustrate the impact of certain non-cash charges to income from continuing operations and are a useful measure for the Company and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from operations and earnings per share from continuing operations to cash earnings per share for the years ended December 31, 2010 and 2009.

CASH EARNINGS AND PER SHARE DATA
Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	Twelve Months Ended December 31,
	2010	Per Share	2009	Per Share
	(In thousands, except per share data)

Income from continuing operations	$27,940	$0.48	$31,946	$0.52
Selected non-cash charges:
Depreciation and amortization	20,333	0.35	20,498	0.33
Non-cash interest on convertible notes	4,210	0.07	3,961	0.06
Stock-based compensation	5,306	0.09	4,754	0.08
Loss on retirement of convertible bonds	1,996	0.03	—	—
Adjustment to contingent earnouts	(1,449)	(0.02)	—	—
Non-cash restructuring charge	1,231	0.02	—	—

Non-cash charges	$31,627	$0.54	$29,213	$0.47

Cash earnings — continuing operations	$59,567	$1.02	$61,159	$0.99

Operating Practice Groups

Financial Services

	Year Ended December 31,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$368,652	$379,690	$(11,038)	(2.9)%
Acquired businesses	13,582	—	13,582
Divested operations	—	—	—

Total revenue	382,234	379,690	2,544	0.7%
Operating expenses	328,676	328,977	(301)	(0.1)%

Gross margin	$53,558	$50,713	$2,845	5.6%

Gross margin percent	14.0%	13.4%

The decrease in same-unit revenue was primarily the result of a decrease in aggregate hours charged to clients. Same-unit aggregate hours charged to clients declined approximately 7% for the year ended December 31, 2010 compared to year ended December 31, 2009, which was partially offset by a 3% increase in effective rates realized for services provided in the year ended December 31, 2010 versus the comparable period in 2009. The decline in hours was due to decreased client demand as well as by improved engagement efficiencies. The improvement in rates realized for services provided was due to a modest increase in rates as well as improved engagement efficiencies. Revenue from acquired businesses was a result of the acquisition of Goldstein Lewin, which occurred on January 1, 2010 and to a lesser extent the acquisition of KRMT, which occurred on November 1, 2010.

CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $111.5 million and $109.6 million for years ended December 31, 2010 and 2009, respectively, a majority of which is related to services rendered to privately-held clients. The increase in ASA fees is primarily the result of the acquisitions.

The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel and related costs which represented 89.1% and 87.8% of total operating expenses for the years ended December 31, 2010 and 2009, respectively. Personnel costs increased $3.5 million for the year ended December 31, 2010 compared to the same period in 2009, and represented 79.0% and 77.9% of total operating expenses for the years ended December 31, 2010 and 2009, respectively. The increase was attributable to a $9.0 million increase associated with the acquisitions of Goldstein Lewin and KRMT, offset by a reduction in same-unit personnel cost of $5.6 million. The $5.6 million reduction in same-unit personnel costs was associated mainly with current year staff reductions at those units that experienced reduced client demand and offset higher overall incentive compensation costs. Personnel costs represented 68.0% and 67.5% of revenue for the years ended December 31, 2010 and 2009, respectively. Occupancy costs are relatively fixed in nature and were $23.9 million for the year ended December 31, 2010 compared to $24.2 million in the same period in the prior year; these represented 7.3% and 7.4% of revenue for the years ended December 31, 2010 and 2009, respectively. Travel and related costs were $9.2 million and $8.3 million for the years ended December 31, 2010 and 2009, respectively, and increased slightly to 2.8% of revenue for the year ended December 31, 2010 from 2.5% of revenue for the comparable period of 2009.

Gross margin percentage improved to 14.0% for the year ended December 31, 2010 compared to 13.4% for the same period in 2009. The improvement in gross margin percentage was attributable to a decrease in same-unit personnel costs, lower bad debt expense, decreased controllable spending from cost control initiatives and lower depreciation and amortization expense for the year ended December 31, 2010 compared to the same period in the prior year. The decrease in bad debt expense was due to an overall improvement in general economic conditions in 2010 compared to 2009 which included increased expense associated with specific client receivables.

Employee Services

	Year Ended December 31,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$167,573	$170,846	$(3,273)	(1.9)%
Acquired businesses	6,524	—	6,524
Divested operations	—	—	—

Total revenue	174,097	170,846	3,251	1.9%
Operating expenses	144,552	141,710	2,842	2.0%

Gross margin	$29,545	$29,136	$409	1.4%

Gross margin percent	17.0%	17.1%

The decrease in same-unit revenue was primarily attributable to declines in the Company’s specialty life insurance, employee benefits and property and casualty businesses, offset in part by increases in the retirement plan advisory and individual wealth management and human capital advisory businesses. The Company’s specialty life insurance revenues decreased approximately $3.2 million from prior year levels due to fewer policy placements; the employee benefits decreased approximately $2.7 million due to client workforce downsizing; and the property and casualty revenues declined $2.1 million due to soft market conditions in pricing. Partially offsetting these decreases was an increase of approximately $2.6 million in the retirement advisory and individual wealth management business due to higher asset values resulting largely from favorable market performance, as well as an increase in human capital advisory revenues of approximately $1.5 million due to an increase in demand for recruiting and other outsourced human resource services. The growth in revenue from acquired businesses was provided by NBA, an employee benefits company in Utah that was acquired in the first quarter of 2010, and Benexx, a retirement plan business in Maryland that was acquired in the third quarter of 2010.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.2% and 83.8% of total operating expenses for the years ended December 31, 2010 and 2009, respectively. Excluding the costs related to the acquired businesses of $4.1 million, personnel costs decreased approximately $3.1 million, primarily as a result of less commissions paid to third party brokers related to a decline in specialty life insurance sales, and a decrease in commissions paid to internal brokers due to the decline in same-unit employee benefits and property and casualty revenues. Personnel costs represented 63.3% and 63.9% of revenue for the years ended December 31, 2010 and 2009, respectively. Occupancy costs are relatively fixed in nature and were $9.7 million for the years ended December 31, 2010 and 2009, excluding the costs related to the acquired businesses of $0.4 million.

The slight decrease in gross margin percent was primarily attributable to two offsetting factors. The shortfall in revenue at the specialty life insurance operation, which typically functions at a high margin, had a negative impact even though corresponding variable external broker commissions were proportionally lower. This was offset, in large part, by an increase from retirement advisory and individual wealth management revenues, as well as human capital advisory revenues, as mentioned above. Asset based and investment revenues do not have related direct costs, and human capital advisory revenues have a more fixed cost structure; therefore, growth in those revenues has a favorable impact on gross margin.

Medical Management Professionals

	Year Ended December 31,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$148,425	$160,632	$(12,207)	(7.6)%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	148,425	160,632	(12,207)	(7.6)%
Operating expense	131,897	139,763	(7,866)	(5.6)%

Gross margin	$16,528	$20,869	$(4,341)	(20.8)%

Gross margin percent	11.1%	13.0%

Same-unit revenue consists of revenue from existing clients and net new business sold. Same-unit revenue decreased 7.6% for the year ended December 31, 2010 versus the comparable period in 2009. Approximately 65% of the decrease is attributable to client terminations, net of new business sold, with the remaining 35% attributable to decreased revenues from existing clients. The decline in revenue from client terminations was attributable to many reasons including: physician groups losing their hospital contracts, changes in group ownership, hospital consolidations and increased competitive pressures. The decline in revenue from existing clients can be attributed to several factors including: decreases in the number of procedures processed, decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure.

The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily fees related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services), representing 86.3% and 87.0% of total operating expenses for the years ended December 31, 2010 and 2009, respectively. Personnel costs decreased $7.3 million for the year ended December 31, 2010, and decreased as a percentage of revenue to 56.2% compared to 56.5% for the comparable period in 2009. The reduction in personnel costs was partially offset by an increase in professional service fees of $0.8 million. In response to the decline in revenue, MMP has reduced headcount and related personnel costs in billing operations through process improvements and labor saving technologies. Office expenses decreased $1.0 million for the year ended December 31, 2010 compared to the same period in 2009, but were 7.9% of revenue for both periods. Facilities costs decreased $0.3 million for the year ended December 31, 2010, but increased as a percentage of revenue to 6.9% versus 6.5% in the comparable period in 2009.

The decrease in gross margin is the result of continued pricing and reimbursement pressure as discussed previously.

National Practices

	Year Ended December 31,
			$	%
	2010	2009	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$27,749	$27,968	$(219)	(0.8)%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	27,749	27,968	(219)	(0.8)%
Operating expenses	25,794	25,002	792	3.2%

Gross margin	$1,955	$2,966	$(1,011)	(34.1)%

Gross margin percent	7.0%	10.6%

The National Practices group is primarily comprised of a cost-plus contract with CBIZ’s largest client (Edward Jones), healthcare consulting, and the Company’s mergers and acquisition business. Revenues from the Edward Jones business account for approximately two-thirds of the National Practice group’s revenue, with the healthcare consulting and mergers and acquisitions accounting for the remaining revenue. The decrease in revenue was attributable to a decrease of approximately $1.1 million in the healthcare consulting business and approximately $0.4 million in the mergers and acquisitions business, offset by an increase in revenue of approximately $1.3 million in services provided to Edward Jones. The decrease in healthcare consulting was primarily the result of a decrease in the medical audit services line of business which provides services to healthcare providers to ensure they are correctly applying for and receiving Medicare and Medicaid reimbursements. The decrease in revenue related to CBIZ’s mergers and acquisition business was due to less success fees being earned as a result of fewer transactions being closed. The increase in the Edward Jones revenue was primarily a result of additional services provided under the contract.

The largest components of operating expenses for the National practices group are personnel costs, occupancy costs and travel and related costs, representing 94.8% and 93.8% of operating expenses for the years ended December 31, 2010 and 2009, respectively. Personnel expenses increased $1.0 million and were 85.1% of revenue for the year ended December 31, 2010 compared to 80.8% of revenue for the comparable period in 2009. Approximately $1.2 million of the increase in personnel cost was necessary to support revenue growth from services provided to Edward Jones as well as annual merit increases. This was offset by a $0.2 million decrease in personnel costs related to the healthcare consulting business as a result of the decline in revenue and demand for services. Travel and related costs were consistent in both periods and were $0.4 million for the years ended December 31, 2010 and 2009. Occupancy costs are relatively fixed in nature and were $0.5 million for the years ended December 31, 2010 and 2009.

The decrease in gross margin percent was primarily due to less success fees earned by the mergers and acquisitions business as well as the impact of the decline in healthcare consulting revenue during the year ended December 31, 2010 versus 2009. Transactions completed by the mergers and acquisitions business generally results in a large amount of revenue with modest incremental costs. Fewer success fees have a disproportionate negative impact on gross margin percent. The decline in healthcare revenue resulted in a decrease in overall healthcare related operating expenses, but not to the extent to preserve gross margin.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

The following table summarizes total revenue for the years ended December 31, 2009 and 2008 (in thousands, except percentages):

	Year Ended December 31,
			$	%
	2009	2008	Change	Change

Same-unit revenue
Financial Services	$289,465	$311,763	$(22,298)	(7.2)%
Employee Services	168,203	178,807	(10,604)	(5.9)%
MMP	160,632	164,950	(4,318)	(2.6)%
National Practices	27,968	27,068	900	3.3%

Total same-unit revenue	646,268	682,588	(36,320)	(5.3)%
Acquired businesses	92,862	—	92,862
Divested operations	6	2,986	(2,980)

Total revenue	$739,136	$685,574	$53,562	7.8%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — The majority of CBIZ’s operating costs are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with organic revenue growth, but declines as revenue contracts. The primary components of operating expenses for the years ended December 31, 2009 and 2008 are illustrated in the following table:

	2009		2008
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	73.4%	64.7%	73.9%	63.3%	1.4%
Deferred compensation costs	0.8%	0.6%	(1.1)%	(0.9)%	1.5%
Occupancy costs	7.1%	6.2%	6.7%	5.8%	0.4%
Depreciation and amortization	3.0%	2.7%	2.4%	2.0%	0.7%
Travel and related costs	2.8%	2.4%	3.6%	3.0%	(0.6)%
Other(1)	12.9%	11.5%	14.5%	12.5%	(1.0)%

Total operating expenses		88.1%		85.7%	2.4%

Gross margin		11.9%		14.3%	(2.4)%

(1)	Other operating expenses include office expense, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

Personnel costs as a percentage of revenue increased 1.4% to 64.7% for the year ended December 31, 2009 compared to the same period in 2008. The increase in personnel costs as a percentage of revenue is due to the base compensation being fixed in the short term and not able to react quickly to the decrease in same-store revenue. Deferred compensation costs increase 1.5% from adjustments to the fair value of investments held in relation to the deferred compensation plan. The fair value of investments held in relation to the deferred compensation plan totaled a gain of $4.8 million and a loss of $6.4 million for the years ended December 31, 2009 and 2008, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to other income (expense), and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses — Corporate G&A expenses increased by $2.0 million to $30.7 million for the year ended December 31, 2009, from $28.7 million for the comparable period of 2008, but decreased as a percent of revenue. The primary components of corporate general and administrative expenses for the years ended December 31, 2009 and 2008 are illustrated in the following table:

	2009		2008
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue

Personnel costs	53.9%	2.2%	52.3%	2.2%	—
Professional services	13.5%	0.6%	14.2%	0.6%	—
Computer costs	6.0%	0.2%	5.7%	0.2%	—
Occupancy costs	4.6%	0.2%	4.7%	0.2%	—
Depreciation and amortization	2.2%	0.1%	3.7%	0.2%	(0.1)%
Other(1)	19.8%	0.8%	19.4%	0.8%	—

Total corporate general and administrative expenses		4.1%		4.2%	(0.1)%

(1)	Other corporate general and administrative expenses include office expenses, travel and related costs, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate G&A expenses.

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

Income Taxes — CBIZ recorded income tax expense from continuing operations of $19.7 million and $19.6 million for the years ended December 31, 2009 and 2008, respectively. The effective tax rate for the years ended December 31, 2009 and 2008 was 38.2%. For further discussion regarding income tax expense, see Note 7 to the accompanying consolidated financial statements.

Earnings per share and cash earnings per share — Earnings per share from continuing operations were $0.52 and $0.51 per diluted share for the years ended December 31, 2009 and 2008, and cash earnings per share were $0.99 and $0.87 per diluted share for the years ended December 31, 2009 and 2008, respectively. The Company believes cash earnings and cash earnings per diluted share (non-GAAP measures) more clearly illustrate the impact of certain non-cash charges to income from continuing operations and are a useful measure for the Company and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from operations and earnings per share from continuing operations to cash earnings per share for the years ended December 31, 2009 and 2008.

CASH EARNINGS AND PER SHARE DATA
Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	Twelve Months Ended December 31,
	2009	Per Share	2008	Per Share
	(In thousands, except per share data)

Income from continuing operations	$31,946	$0.52	$31,822	$0.51
Selected non-cash charges:
Depreciation and amortization	20,498	0.33	14,922	0.24
Non-cash interest on convertible notes	3,961	0.06	3,670	0.06
Stock-based compensation	4,754	0.08	3,740	0.06

Non-cash charges	$29,213	$0.47	$22,332	$0.36

Cash earnings — continuing operations	$61,159	$0.99	$54,154	$0.87

Operating Practice Groups

Financial Services

	Year Ended December 31,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$289,465	$311,763	$(22,298)	(7.2)%
Acquired businesses	90,225	—	90,225
Divested operations	—	—	—

Total revenue	379,690	311,763	67,927	21.8%
Operating expenses	328,977	265,033	63,944	24.1%

Gross margin	$50,713	$46,730	$3,983	8.5%

Gross margin percent	13.4%	15.0%

The increase in total revenue was attributable to the acquisitions of Mahoney Cohen & Company and Tofias PC on December 31, 2008. Although the Financial Services group modestly increased the rates realized for services, same-unit revenue for year ended December 31, 2009 declined versus the comparable period in 2008 due to a reduction in client demand which resulted in a decrease in aggregate hours charged to clients. Same-unit aggregate hours charged to clients declined approximately 12% for the year ended December 31, 2009 compared to the prior year, which was offset by an approximate 2% increase in rates realized for services provided. Fees earned by CBIZ under its ASAs, as previously described, are recorded as revenue in the accompanying consolidated statements of operations and were approximately $109.6 million and $87.3 million for the years ended December 31, 2009 and 2008, respectively, a majority of which is related to services rendered to privately-held clients.

The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel related expenses which represented 87.8% and 88.2% of total operating expenses for the years ended December 31, 2009 and 2008, respectively. Personnel costs increased $48.5 million for the year ended December 31, 2009 compared to the same period in the prior year, and represented 77.9% and 78.4% of total operating expenses for the years ended December 31, 2009 and 2008, respectively. The overall increase was driven by a $58.3 million increase in costs associated with the December 31, 2008 acquisitions, and was partially offset by same-unit reductions in personnel cost of $9.8 million. Those reductions were primarily attributable to furloughs and reduced staffing levels in some locations that experienced reduced client demand, partially offset by severance costs of $1.4 million. Occupancy costs increased by $6.9 million to 6.4% of revenue for the year ended December 31, 2009 versus 5.5% of revenue for the comparable period in 2008. The increase in occupancy costs primarily relates to the acquired businesses. Travel related expenses decreased to 2.2% of revenue for the year ended December 31, 2009 from 2.8% of revenue for the comparable period of 2008, primarily as a result of certain cost control initiatives.

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

The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily fees related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage and supplies related to MMP’s statement mailing services), representing 87.0% and 86.4% of total operating expenses for the years ended December 31, 2009 and December 31, 2008, respectively. Personnel costs decreased $2.5 million for the year ended December 31, 2009 compared to the same period in 2009. Personnel costs were 56.5% of revenue in both periods. The decrease in personnel costs was partially offset by an increase in professional service fees of $1.2 million. MMP has reduced headcount and related personnel costs with its expanded utilization of off-shore processing and the overall reduction in revenue. The reductions in headcount and personnel costs in billing operations were partially offset by annual merit increases and increases in internal support personnel necessary to manage process improvements and centralization efforts. Office expenses decreased to 7.9% of revenue for the year ended December 31, 2009 versus 8.1% for the comparable period of 2008, primarily as the result of a change in the frequency of statement mailing. Occupancy costs decreased $0.3 million for the year ended December 31, 2009 compared to the comparable period of 2008 primarily due to lower office rent costs from office consolidations. Occupancy costs were 6.5% of revenue in both periods.

MMP has taken various actions to maintain gross margin, including the utilization of off-shore processing and other cost control measures. These cost control measures have resulted in declines in various expenses for the year ended December 31, 2009 versus the comparable period in 2008, including travel, postage and office supplies.

National Practices

	Year Ended December 31,
			$	%
	2009	2008	Change	Change
	(In thousands, except percentages)

Revenue
Same-unit	$27,968	$27,068	$900	3.3%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	27,968	27,068	900	3.3%
Operating expenses	25,002	23,850	1,152	4.8%

Gross margin	$2,966	$3,218	$(252)	(7.8)%

Gross margin percent	10.6%	11.9%

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

Financial Condition

Cash and cash equivalents were $0.7 million at December 31, 2010, a decrease of $6.5 million from December 31, 2009. Restricted cash was $20.2 million at December 31, 2010, an increase of $2.7 million from December 31, 2009. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority (“FINRA”) regulated businesses, funds held in connection with the pass through of insurance premiums to various carriers, and cash held in escrow. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net, were $138.4 million at December 31, 2010, an increase of $9.8 million from December 31, 2009, and days sales outstanding (“DSO”) from continuing operations was 72 days and 67 days at December 31, 2010 and December 31, 2009, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Income taxes refundable increased by $0.3 million to $3.7 million at December 31, 2010 from $3.4 million at December 31, 2009. The increase in income taxes refundable was primarily due to expected refunds related to the completion of the Internal Revenue Service audit of the Company’s 2007 income tax return.

Deferred income taxes — current decreased by $3.4 million to $4.2 million at December 31, 2010 compared to $7.6 million at December 31, 2009. The decrease in the net deferred current asset was primarily due to the reclassification of certain deferred tax liabilities related to the Company’s 2006 Notes from deferred income taxes — non-current to deferred income taxes — current.

Funds held for clients (current and non-current) and client fund obligations primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to changes in the market value of the underlying investments. The nature of these accounts is further described in Note 1 of the accompanying consolidated financial statements.

Property and equipment, net decreased by $2.9 million to $23.9 million at December 31, 2010 from $26.8 million at December 31, 2009. The decrease is primarily the result of depreciation and amortization expense of $7.3 million, partially offset by capital expenditures of $4.4 million during 2010. Approximately $1.7 million of the capital expenditures related to the four businesses that were acquired during 2010. CBIZ’s property and equipment is comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $51.2 million to $426.4 at December 31, 2010 from $375.2 at December 31, 2009. This increase is comprised of $53.0 million and $11.2 million of net additions to goodwill and intangible assets, respectively, offset by $13.0 million of amortization expense for the twelve months ended December 31, 2010. The increase in goodwill of $53.0 million is comprised of $34.0 million from 2010 acquisitions and $19.0 from additional purchase price earned related to acquisitions that closed prior to 2009.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $33.4 million and $27.5 million at December 31, 2010 and December 31, 2009, respectively. The increase in assets of the deferred compensation plan of $5.9 million consisted of net participant contributions of $2.2 million and an increase in the fair value of the investments of $3.7 million for the twelve months ended December 31, 2010. The plan is described in further detail in Note 13 of the accompanying consolidated financial statements.

The accounts payable balances of $30.9 million and $25.7 million at December 31, 2010 and December 31, 2009, respectively, reflect amounts due to suppliers and vendors. Balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $33.2 million and $34.2 million at December 31, 2010 and December 31, 2009, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable — current decreased by $2.4 million to $11.0 million at December 31, 2010 from $13.4 million at December 31, 2009. Notes payable activity is primarily attributable to current year contingent proceeds earned by businesses acquired prior to January 1, 2009. During the twelve months ended December 31, 2010, payments on these contingent liabilities were approximately $15.7 million, which was partially offset by increases in notes payable of $13.5 million due to additional purchase price earned by acquired businesses. In addition, payments on capital lease obligations during 2010 were $0.2 million.

Other liabilities (current and non-current) increased by $22.9 million to $50.5 million at December 31, 2010 from $27.6 million at December 31, 2009. The increase is primarily attributable to the addition of approximately

$11.7 million of estimated contingent purchase price liabilities related to 2010 business acquisitions, $9.0 million of unearned proceeds and funds held in escrow related to the sale of the Company’s individual wealth management business that was effective January 1, 2011, $1.5 million remaining of a restructuring charge for a Florida office consolidation related to the January 2010 acquisition in Boca Raton, and an increase of $2.0 million related to interest payable on the 2010 Notes. These increases were partially offset by $1.4 million relating to adjustments reducing contingent earnout liabilities related to prior acquisitions.

Income taxes payable — non-current decreased $1.4 million to $5.3 million at December 31, 2010 from $6.7 million at December 31, 2009. The decrease in income taxes payable — non-current was primarily due to the lapse of certain statutes of limitations. Income taxes are further discussed in Note 7 of the accompanying consolidated financial statements.

Convertible notes, net (current and non-current) increased $62.0 million to $155.8 million at December 31, 2010 from $93.8 million at December 31, 2009. Convertible notes at December 31, 2009 were comprised of the discounted book value of $100 million face value of the 2006 Notes. In September 2010, CBIZ issued an additional $130 million face value of convertible notes (the “2010 Notes”). Concurrent with the issuance of the 2010 Notes, $60 million of the 2006 Notes were repurchased. The balance of $155.8 million at December 31, 2010 represents the discounted book value of $130 million of 2010 Notes and the discounted book value of the remaining $40 million of 2006 Notes. The 2006 Notes are classified as a current liability at December 31, 2010 as the holders of the 2006 Notes have the right to require CBIZ to repurchase for cash, all or a portion of, their 2006 Notes on June 1, 2011. The 2010 Notes and 2006 Notes are further disclosed in Note 8 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility increased by $8.9 million to $118.9 million at December 31, 2010 from December 31, 2009. This increase is primarily due to expenditures of $53.2 million to repurchase of 7.7 million shares of CBIZ common stock and buy an option to purchase the remaining shares of common stock from the Company’s largest shareholder, and $49.4 million in payments for current year acquisitions and contingent payments on prior acquisitions. These increases were partially offset by cash from operating activities and approximately $41.1 million of net proceeds from the issuance of the 2010 Notes which were used to pay down the credit facility.

Stockholders’ equity decreased by $40.9 million to $229.7 million at December 31, 2010 from $270.6 million at December 31, 2009. The decrease in stockholders’ equity was primarily attributable to share repurchase activity of approximately 13.4 million shares at a cost of $86.2 million, which includes 7.7 million shares of common stock repurchased pursuant to the Westbury Agreement and 4.6 million shares repurchased using proceeds from the issuance of the 2010 Notes. This decrease was partially offset by net income of $24.5 million, additional paid in capital of $8.6 million relating to the issuance of the 2010 Notes, CBIZ’s stock award programs which contributed $6.6 million and the issuance of $5.6 million in common shares related to business acquisitions. The 2010 Notes are further disclosed in Note 8 of the accompanying consolidated financial statements.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility, $130 million in 2010 Notes, and $40 million in 2006 Notes.

CBIZ entered into a new credit facility agreement on June 4, 2010, amended September 14, 2010, with Bank of America as agent bank for a group of seven participating banks. Under this new agreement, CBIZ maintains a $275 million unsecured credit facility, which replaced a $214 million credit facility. The credit facility has a letter of credit sub-facility and matures in June 2014. At December 31, 2010, CBIZ had $118.9 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $6.4 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $106.2 million at December 31, 2010. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital requirements. In addition, the credit facility provides CBIZ the capacity to repay the remaining $40 million of its 2006 Notes that are callable and putable in June 2011.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of December 31, 2010. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.

The 2010 Notes were issued to qualified institutional buyers on September 27, 2010 and mature on October 1, 2015. The primary purpose of the 2010 Notes transaction was to provide a financing alternative to repay the 2006 Notes. The holders of the 2010 Notes may convert their 2010 Notes any time on or after July 31, 2015. The 2006 Notes were sold to qualified institutional buyers on May 30, 2006, mature on June 1, 2026, and may be redeemed by CBIZ in whole or in part anytime after June 6, 2011. In addition, holders of the Notes can require CBIZ to repurchase for cash all or a portion of their 2006 Notes on June 1, 2011, June 1, 2016 and June 1, 2021. Concurrent with the closing of the 2010 Notes, a portion of the proceeds was used to repurchase $60 million of the $100 million outstanding 2006 Notes through privately negotiated transactions. See Note 8 to the accompanying financial statements for further discussion of CBIZ’s debt instruments.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering securities or debt through public or private markets.

Sources and Uses of Cash

The following table summarizes cash flows from operating, investing and financing activities for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Total cash provided by (used in):
Operating activities	$53,327	$49,605	$38,819
Investing activities	(44,025)	(22,990)	(100,382)
Financing activities	(15,756)	(26,859)	56,841

Decrease in cash and cash equivalents	$(6,454)	$(244)	$(4,722)

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

During the year ended December 31, 2010, net cash provided by operating activities was composed of net income of $24.5 million, non-cash adjustments to net income of $34.3 million, offset by a net loss on the discontinued operations transactions and sale of operations totaling $3.0 million. Non-cash adjustments to net income consist of depreciation of fixed assets; amortization of intangibles assets including client lists, non-compete agreements, discount on convertible notes, and related deferred financing costs; loss on redemption of 2006 Notes; adjustments related to contingent earnouts; and expense related to stock-based compensation. These non-cash adjustments to net income were partially offset by negative changes in working capital of $6.1 million. Working capital resulted in a use of cash primarily from slower collections on accounts receivable as evidenced by the increase in DSO to 72 days at December 31, 2010 from 66 days at December 31, 2009. This use of working capital was partially offset by sources of cash due to active vendor management, an increase in compensation incentive accruals, and an increase in restructuring charges related to the Florida office consolidation. Cash used by discontinued operations was $2.4 million.

During the year ended December 31, 2009, net cash provided by operations consisted of net income of $31.4 million and non-cash adjustments to net income of $37.7 million, partially offset by uses of cash from negative changes in working capital of $19.9 million and net gains on the sale of operations and the discontinued operations transactions totaling $0.4 million. Non-cash items mainly consist of depreciation and amortization, amortization of discount on convertible notes and related deferred financing costs, and expense related to stock-based compensation. Working capital resulted in a use of cash primarily from an increase in accounts receivable as a result of significant acquisitions closed on December 31, 2008 (New York and Boston), the timing of payments on accounts payable, and the reduction in the compensation incentive accruals. These uses were partially offset by the timing of tax payments and interest payments related to the credit facility. Cash provided by discontinued operations was $0.9 million.

During the year ended December 31, 2008, net cash provided by operations consisted of net income of $30.4 million and non-cash adjustments to net income of $27.8 million, partially offset by uses of cash from negative changes in working capital of $14.5 million and net gains on the sale of operations and the discontinued operations transactions totaling $0.1 million. Non-cash items mainly consist of depreciation and amortization, amortization of discount on convertible notes and related deferred financing costs, an other-than-temporary impairment of an auction rate security investment and expense related to stock-based compensation. Working capital resulted in a use of cash primarily from an increase in accounts receivable as a result of slower collections as indicated by the increase in DSO (excludes the impact of New York and Boston) to 66 days at December 31, 2008 from 65 days at December 31, 2007, and due to the timing of payments on accounts payable and the reduction in the compensation incentive accruals. These uses were partially offset by the timing of tax payments and interest payments related to the credit facility. Cash used in discontinued operations was $4.8 million.

Investing Activities

CBIZ’s investing activities typically result in a net use of cash, and generally consist of: payments for business acquisitions and client lists, contingent payments associated with acquisitions of businesses prior to 2009, purchases of intangible assets and capital equipment, proceeds received from sales of divestitures and discontinued operations, and activity related to notes receivable. Capital expenditures consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.

Investing uses of cash during the year ended December 30, 2010 primarily consisted of $49.4 million for business acquisitions and other intangible assets and $2.7 million for capital expenditures. These uses were partially offset by $8.1 million in proceeds received from the sales of various operations and client lists.

Investing uses of cash during the year ended December 31, 2009 primarily consisted of $20.2 million of net cash used towards business acquisitions and intangible assets, and $4.0 million for net capital expenditures. These uses of cash were partially offset by $0.9 million in proceeds received from the sale of divested and discontinued operations and $0.4 million in net activity on notes receivable.

Investing uses of cash during the year ended December 31, 2008 primarily consisted of $98.0 million of net cash used towards business acquisitions and intangible assets, and $8.1 million for net capital expenditures. These uses were partially offset by $5.4 million in proceeds received from the sale of divested and discontinued operations and $0.8 million in proceeds from the sale of a long-term investment.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, and proceeds from the exercise of stock options.

Net cash used in financing activities during the year ended December 31, 2010 include $60.0 million used to repurchase 2006 Notes at par, $86.2 million used to repurchase 13.4 million shares of CBIZ common stock, $6.6 million for debt issuance costs primarily related to the issuance of the 2010 Notes, and $3.0 million in payments for contingent consideration included as part of the initial measurement of a 2009 business acquisitions. These uses were substantially offset by sources of cash which included $130.0 million in proceeds from the issuance of the 2010 Notes, $8.9 million in net proceeds on the credit facility, and $1.3 million in proceeds from the exercise of stock options, including the related tax benefits.

Net cash used in financing activities for the year ended December 31, 2009 included $15.0 million in net payments on the credit facility, $13.3 million in cash used to repurchase 1.8 million shares of CBIZ common stock in the current year and settle share repurchase activity from the prior year, offset by $1.8 million in proceeds from the exercise of stock options, including the related tax benefits.

Sources of cash from financing activities during the year ended December 31, 2008 included $95.0 million in net borrowings on the credit facility and $5.9 million in proceeds from the exercise of stock options, including the related tax benefits. These sources of cash were partially offset by $41.4 million in cash used to repurchase approximately 4.8 million shares of CBIZ common stock.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter

Convertible notes(1)	$170,000	$40,000	$—	$—	$—	$130,000	$—
Interest on convertible notes	32,315	6,963	6,338	6,338	6,338	6,338	—
Credit facility(2)	118,900	—	—	—	118,900	—	—
Notes payable(3)	11,169	10,983	186	—	—	—	—
Contingent purchase price liabilities(4)	17,265	2,582	8,633	6,050	—	—	—
Contingent purchase price obligations(5)	24,968	4,115	20,853	—	—	—	—
Restructuring lease obligations(6)	10,547	2,240	2,182	1,591	1,201	1,239	2,094
Non-cancelable operating lease obligations(6)	158,791	34,482	30,077	24,644	17,918	15,408	36,262
Letters of credit in lieu of cash security deposits	3,016	1,586	—	45	250	—	1,135
Performance guarantees for non-consolidated affiliates	3,407	3,407	—	—	—	—	—
License bonds and other letters of credit	1,528	1,507	20	—	1		—

Total	$551,906	$107,865	$68,289	$38,668	$144,608	$152,985	$39,491

(1)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $40 million par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of the convertible notes on June 1, 2011 and can be redeemed by the Company anytime after June 6, 2011.

(2)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(3)	Represents contingent purchase price adjustments that were earned in 2010, but not yet paid, related to businesses CBIZ acquired prior to January 1, 2009.

(4)	Represents contingent earnout liability that is expected to be paid over the next three years to businesses CBIZ acquired on or after January 1, 2009.

(5)	Represents an estimate of potential earnout payments to be made over the next two years to those businesses CBIZ acquired prior to January 1, 2009.

(6)	Excludes cash expected to be received under subleases.

The above table does not reflect $4.8 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.

Off-Balance Sheet Arrangements

CBIZ maintains ASAs with independent CPA firms (as described more fully under “Business — Financial Services” and in Note 1 of the accompanying consolidated financial statements), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an ASA. Potential obligations under the guarantees totaled $3.4 million and $2.6 million at December 31, 2010 and 2009, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits. Letters of credit totaled $3.0 million and $3.5 million at December 31, 2010 and 2009, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at December 31, 2010 and 2009 was $1.5 million.

CBIZ has various agreements under which the Company may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2010, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Interest Rate Risk Management

CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At December 31, 2010, CBIZ had a total of $20.0 million notional amount of interest rate swaps outstanding that expired in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

CBIZ carries $130.0 million in 2010 Notes bearing a fixed interest rate of 4.875% and $40.0 million in 2006 Notes bearing a fixed interest rate of 3.125%. The 2010 Notes mature on October 1, 2015 and may not be converted before July 31, 2015. The 2006 Notes mature on June 1, 2026 and have call protection such that they may not be redeemed until June 6, 2011 at the Company’s option. CBIZ believes the fixed nature of these borrowings mitigate its interest rate risk.

In connection with payroll services provided to clients, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in accordance with the Company’s investment policy, which requires all investments carry an investment grade rating at the time of initial investment. The interest income on these investments mitigates the interest rate risk for the borrowing costs of CBIZ’s credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility are based on market conditions.

Critical Accounting Policies

Significant accounting policies are described more fully in Note 1 to the accompanying consolidated financial statements. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its financial statements. CBIZ’s management bases its estimates on historical experience and assumptions that it believes are reasonable under the related facts and circumstances. The application of these critical accounting policies involves the exercise of judgment and use of assumptions for future uncertainties. Accordingly, actual results could differ significantly from these estimates. The policies discussed below address the most critical accounting policies which are the most important to the portrayal of CBIZ’s financial statements and require the most difficult, subjective and complex judgments.

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured. Contract terms are typically contained in a signed agreement with the client (or when applicable, other third parties) which generally defines the scope of services to be provided, pricing of services, and payment terms generally ranging from invoice date to 90 days after invoice date. Billing may occur prior to, during, or upon completion of the service. CBIZ typically does not have acceptance provisions or right of refund arrangements included in these agreements. Contract terms vary depending on the scope of service provided, the deliverables, and the complexity of the engagement.

CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition, as it relates to those groups, is provided below.

Financial Services — Revenue primarily consists of fees for services rendered to clients for accounting services, preparation of tax returns, consulting services, compliance projects, services pursuant to ASAs (described under “Variable Interest Entities”), and valuation services including fairness opinions, business plans, litigation support, purchase price allocations and derivative valuations. Clients are billed for these services based upon a time and expense model, a predetermined agreed-upon fixed fee, or as a percentage of savings.

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

Revenue for asset-based fees is recognized when the data necessary to compute revenue is determinable, which is typically when either market valuation information is available, the data necessary to compute the Company’s fees is made available by third party administrators or when cash is received. CBIZ only recognizes revenue when cash is received for those arrangements where the data necessary to compute fees is not available to the Company in a timely manner.

•	Payroll — Revenue related to payroll processing fees is recognized when the actual payroll processing occurs. Revenue related to investment income earned on payroll funds is based upon actual amounts earned on those funds and is recognized in the period that the income is earned.

MMP — Revenue is primarily related to fees charged to clients for billing, collection and full-practice management services, which are typically charged to clients based upon a percentage of net collections on the Company’s clients’ patient accounts or as a fee per transaction processed. Revenue also relates to fees charged to clients for statement mailing services. The revenue recognition as it pertains to each of these arrangements is as follows:

•	Fee income — For those arrangements where fees to clients are determined based upon a percentage of net collections, revenue is determinable, earned and recognized when payments are received by the client on their patient accounts. For those arrangements where clients are charged a fee for each transaction processed, revenue is typically recognized proportionately over a predetermined service period.

•	Statement mailing services — Revenues for statement mailing services are recognized when statements are processed and mailed.

National Practices — The business units that comprise the National Practices group offer a variety of services. A description of revenue recognition associated with the primary services is provided below.

•	Technology Consulting — Revenue consists of services that primarily relate to the installation, maintenance and repair of hardware. These services are charged to customers based on cost plus an agreed-upon contractual markup percentage.

•	Health Care Consulting — Clients are billed for health care consulting services based upon a predetermined agreed-upon fixed fee, time and expense, or as a percentage of savings. Revenue for fixed fee and time and expense arrangements is recognized over the performance period based upon actual hours incurred, and revenue that is contingent upon savings is recognized after contingencies have been resolved and verified by a third party.

•	Mergers & Acquisitions — Clients are billed monthly for non-refundable retainer fees, or upon the completion of a transaction (success fees). Revenue associated with non-refundable retainer fees is recognized on a straight-line basis over the life of the engagement as services are performed throughout the term of the contract period of the arrangement. Revenue associated with success fee transactions is recognized when the transaction is completed.

Valuation of Accounts Receivable and Notes Receivable

Management determines the valuation of accounts receivable (including unbilled accounts receivable) and notes receivable, and the adequacy of the allowance for doubtful accounts based on estimates of losses related to the respective receivable balance. Management analyzes historical bad debts, client credit-worthiness, the age of accounts receivable and current economic trends and conditions when evaluating the adequacy of the allowance for doubtful accounts and the collectability of notes receivable. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts for each accounting period. Material differences may result if facts and circumstances change in relation to the original estimation.

Valuation of Goodwill

CBIZ utilizes the acquisition method of accounting for all business combinations. Intangible assets, other than goodwill, which include client lists and non-compete agreements, are amortized over their expected period of benefit, not to exceed ten years. In accordance with GAAP, goodwill is not amortized, but rather is tested for impairment annually during the fourth quarter of each year. Impairment testing may be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

CBIZ estimates the fair value of its reporting units utilizing a combination of the discounted cash flow method (income approach) and the market comparable method (market approach). Under the income approach, fair value is estimated as the present value of estimated future cash flows. This approach requires the use of significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projection of future revenues and expenses inherently includes significant assumptions related to estimated economic trends, expected client behavior and other factors which are beyond management’s control. Under the market approach, fair value is estimated by applying the multiples of comparable companies and sales transactions to CBIZ’s reporting units. The estimated fair value of each reporting unit is compared with the respective reporting unit’s net carrying value. If the carrying value exceeds fair value, a possible impairment of goodwill exists and further evaluation is performed.

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

During the fourth quarter of 2010, CBIZ performed detailed valuations on two of its reporting units based on the current year decline in performance in each of the respective reporting units. The reporting units tested were MMP and CBIZ Payroll. As a result of the testing, the fair value of the MMP and CBIZ Payroll reporting units each exceeded carrying value by at least 25%. No further evaluation was deemed necessary for these two reporting units. However, future declines in service revenues or interest rates, or future governmental regulations in the medical industry could impact the business results of the reporting units and could result in possible impairment of the reporting units’ goodwill balances, which were $59.8 million and $4.7 million for MMP and CBIZ Payroll, respectively, at December 31, 2010.

The fair value of CBIZ’s other reporting units were carried forward from prior years’ detailed testing as the fair value of these reporting units substantially exceeded the carrying value of that respective reporting unit, the financial statements of these reporting units did not materially change, and no events occurred that would lead management to believe that the fair value determination would be less than the carrying value of the reporting unit. Future decreases in CBIZ’s stock price, or changes in comparable transaction multiples or other changes in CBIZ’s business or the market for its services, could reduce the fair value of these reporting units and could result in impairments of goodwill and other intangible assets. There was no goodwill impairment during the years ended December 31, 2010, 2009 or 2008.

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

Income Taxes

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves management judgment. Management estimates an annual effective tax rate (which takes into consideration expected full-year results), which is applied to the Company’s quarterly operating results to determine the provision for income tax expense. In the event there is a significant, unusual or infrequent item recognized in the quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. In addition, reserves are established for uncertain tax positions and contingencies. See Note 1 and Note 7 to the accompanying consolidated financial statements for further information.

Circumstances that could cause CBIZ’s estimates of effective income tax rates to change include the impact of information that subsequently becomes available as CBIZ prepares its corporate income tax returns; the level of actual pre-tax income; revisions to tax positions taken as a result of further analysis and consultation; the receipt and expected utilization of federal and state income tax credits; and changes mandated as a result of audits by taxing authorities. Management believes it makes reasonable judgments using all significant information available when estimating income taxes.

Other Significant Policies

Other significant accounting policies, not involving the same level of management judgment and uncertainty as those discussed above, are also critical in understanding the consolidated financial statements. Those policies are described in Note 1 to the accompanying consolidated financial statements.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29 (“ASU 2010-29”) “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which amends Accounting Standards Codification (“ASC”) 805 by requiring disclosure of pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations in which the acquisition date is on or after the first day of the annual period beginning on or after December 15, 2010. The adoption of ASU 2010-29 will result in the Company providing additional annual pro forma disclosures for business combinations that occur subsequent to December 31, 2010.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which adds disclosure requirements about transfers in and out of Levels 1 and 2, for activity relating to Level 3 measurements, and clarifies input and valuation techniques. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except as it pertains to the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. This Level 3 requirement will be effective for fiscal years beginning after December 15, 2010, and is not expected to have a material impact on CBIZ’s consolidated financial statements. CBIZ adopted the applicable provisions of the accounting guidance for year ended December 31, 2010. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 clarifies and improves financial reporting by entities involved with variable interest entities. ASU 2009-17 is effective as of the beginning of the annual period beginning after November 15, 2009. CBIZ adopted the provisions of this accounting guidance during 2010. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at December 31, 2010 was $118.9 million. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2010, interest expense would increase or decrease approximately $1.2 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At December 31, 2010, CBIZ had a total notional amount of $20.0 million related to its interest rate swaps outstanding, which expired in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. See Note 5 to the accompanying consolidated financial statements for further discussion regarding interest rate swaps.

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

Since 2008, conditions in the global credit markets have resulted in the failure of auctions for the ARS that CBIZ holds because the amount of securities submitted for sale exceed the amount of bids. A failed auction does not necessarily represent a default by the issuer of the underlying security. To date, CBIZ has collected all interest on all of its auction rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities. CBIZ understands that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or to what extent such efforts will be successful. If credit conditions continue to recover, however, the likelihood of alternative financing options becoming available to the issuers of the securities will improve. While CBIZ continues to earn and receive interest on these investments at the contractual rates, the estimated fair value of its investment in ARS no longer approximates face value. See Notes 6 and 7 to the accompanying consolidated financial statements for further discussion regarding ARS.

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

There were no changes in the Company’s Internal Controls that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, CBIZ’s Internal Controls.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision of management, including the Company’s CEO and CFO, CBIZ conducted an evaluation of its internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, the Company’s management has concluded that CBIZ’s internal control over financial reporting was effective as of December 31, 2010.

CBIZ’s independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of CBIZ’s internal control over financial reporting which appears in Item 8 of this Annual Report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2011 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

Name	Age	Position(s)

Executive Officers and Directors:
Steven L. Gerard(1)	65	Chairman and Chief Executive Officer
Rick L. Burdick(1)(3)	59	Lead Director and Vice Chairman
Michael H. DeGroote	50	Director
Joseph S. DiMartino(3)(4)	67	Director
Richard C. Rochon(2)(3)(4)	53	Director
Todd Slotkin(2)(3)(4)	58	Director
Donald V. Weir(2)(3)	69	Director
Benaree Pratt Wiley(3)(4)	64	Director
Jerome P. Grisko, Jr.(1)	49	President and Chief Operating Officer
Ware H. Grove	60	Senior Vice President and Chief Financial Officer
Michael W. Gleespen	52	Secretary and General Counsel
Other Key Employees:
David Sibits	59	President, Financial Services
Robert A. O’Byrne	54	President, Employee Services
G. Darrell Hulsey	41	President, MMP
Michael P. Kouzelos	42	Senior Vice President, Strategic Initiatives
George A. Dufour	64	Senior Vice President and Chief Technology Officer
Mark M. Waxman	54	Senior Vice President of Marketing
Teresa E. Bur	46	Senior Vice President, Human Resources
Kelly J. Marek	40	Treasurer
Robert A. Bosak	43	Controller

(1)	Member of Management Executive Committee

(2)	Member of Audit Committee

(3)	Member of Nominating & Governance Committee

(4)	Member of Compensation Committee

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

Joseph S. DiMartino has served as a Director of CBIZ since November 1997, when he was elected as an independent director. Mr. DiMartino has been Chairman of the Board of the Dreyfus Family of Funds since January 1995. Mr. DiMartino served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994 and also served as a director of Mellon Bank Corporation. Mr. DiMartino formerly served on the Boards of SunAir Services, Inc., LEVCOR International, Inc., The Newark Group and the Muscular Dystrophy Association within the last five years.

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

Todd Slotkin has served as a Director of CBIZ since September 2003, when he was elected as an independent director. In 2011, Mr. Slotkin became the lead independent director of Apollo Senior Floating Rate Fund, Inc. Between 2008 and 2010, Mr. Slotkin was a Senior Managing Director and Portfolio Manager of Irving Place Capital. From 2006 to 2007 Mr. Slotkin served as a Managing Director of Natixis Capital Markets. From 1992 to 2006, Mr. Slotkin served as a SVP (1992-1998) and EVP and Chief Financial Officer (1998-2006) of MacAndrews & Forbes Holdings Inc. Additionally, he was the EVP and CFO of publicly owned M&F Worldwide (1998-2006). Prior to 1992, Mr. Slotkin spent 17 years with Citigroup, ultimately serving as Senior Managing Director and Senior Credit Officer. Mr. Slotkin serves on the Board of Martha Stewart Living Omnimedia. He is Chairman, Director and co-founder of the Food Allergy Initiative. Mr. Slotkin formerly served on the Board of Managers of AlliedBarton and the Board of Directors of TransTech Pharma within the last five years.

Donald V. Weir has served as a Director of CBIZ since September 2003, when he was elected as an independent director. Mr. Weir is Vice President of Private Equity for Sanders Morris Harris Group Inc. (“SMHG”) and has been with SMHG for the past eleven years. Prior to this Mr. Weir was CFO and director of publicly-held Deeptech International and two of its subsidiaries, Tatham Offshore and Leviathan Gas Pipeline Company, both of which were publicly-held companies. Prior to his employment with Deeptech, Mr. Weir worked for eight years with Sugar Bowl Gas Corporation, as Controller and Treasurer and later in a consulting capacity. Mr. Weir was associated with Price Waterhouse, an international accounting firm, from 1966 to 1979.

Benaree Pratt Wiley has served as a Director of CBIZ since May 2008, when she was elected as an independent director. Ms. Wiley is a Principal of The Wiley Group, a firm specializing in personnel strategy, talent management, and leadership development primarily for global insurance and consulting firms. Ms. Wiley served as the President and Chief Executive Officer of The Partnership, Inc., a talent management organization for multicultural professionals in the greater Boston region for fifteen years before retiring in 2005. Ms. Wiley is currently a director on the boards of the Dreyfus Family of Funds and Blue Cross and Blue Shield of Massachusetts. Ms. Wiley also chairs the PepsiCo African American Advisory Board. Her civic activities include serving on the boards of The Boston Foundation, the Efficacy Institute and Howard University.

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

Other Key Employees:

David Sibits is President of CBIZ’s Financial Services practice group. Prior to joining CBIZ in May 2007, Mr. Sibits was Executive Managing Director of RSM McGladrey’s Ohio region from 2005 to 2007. Prior to RSM McGladrey’s acquisition of American Express Tax and Business Services (“TBS”), he was the Executive Managing Director of the TBS Eastern Region, which included 35 offices in 13 states. Mr. Sibits was an integral member of the TBS senior leadership team and worked with his colleagues at RSM McGladrey to ensure a smooth integration with TBS. Mr. Sibits was also the Managing Shareholder of Hausser & Taylor LLC from 1992 to January 2004.

Robert A. O’Byrne has served as President of CBIZ’s Employee Services practice group since December 1998. Mr. O’Byrne served as President and Chief Executive Officer of employee benefits brokerage/consulting firms Robert D. O’Byrne and Associates, Inc. and The Grant Nelson Group, Inc. prior to their acquisition by CBIZ in December 1997. Mr. O’Byrne has more than 30 years of experience in the insurance and benefits consulting field.

G. Darrell Hulsey was one of the original founders of MMP and was appointed President of MMP in May 2007. Mr. Hulsey has twenty years of experience in the healthcare industry, specializing in operations management, regulatory compliance, information system design and implementation, third party contracting and strategic planning. Mr. Hulsey is a member of the Radiology Business Managers Association, American Pathology Foundation, Medical Group Management Association, and Health Care Compliance Association, and has previously served on the International Billing Association Compliance Committee.

Michael P. Kouzelos joined CBIZ in June 1998, was appointed Senior Vice President of Strategic Initiatives in September 2005 and also currently serves as the Chief Operating Officer of the Employee Services Division. Mr. Kouzelos served as Vice President of Strategic Initiatives from April 2001 through August 2005, as Vice President of Shared Services from August 2000 to March 2001, and as Director of Business Integration from June 1998 to July 2000. Mr. Kouzelos was associated with KPMG LLP, an international accounting firm, from 1990 to September 1996 and received his Masters in Business Administration from The Ohio State University in May of 1998. Mr. Kouzelos is a CPA, Inactive, and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

George A. Dufour was appointed Senior Vice President and Chief Technology Officer in July 2001. Prior to joining CBIZ, Mr. Dufour served as Corporate Director of Information Access Services for University Hospitals Health Systems (“UHHS”), where he achieved substantial cost savings by consolidating IS resources throughout the health system. Prior to joining UHHS in 1999, Mr. Dufour acted as Vice President and CIO for Akron General Health Systems. From 1986 through 1994, Mr. Dufour was with Blue Cross/Blue Shield of Ohio (“BCBSO”) and served most recently there as Director of Information Systems Development. Mr. Dufour also served as Vice President of MIS for Mutual Health Services, a subsidiary of BCBSO. Mr. Dufour commenced his career in information technology, which includes tenures at Cook United, Cole National Corporation, General Tire & Rubber, Picker Corporation, and Sherwin Williams, in 1971 as the Director of Education for the Institute of Computer Management, a division of Litton Industries. Mr. Dufour is a member of the northeast Ohio chapter of Society for Information Management and the National Information Technology Alliance for Professional Services firms. Mr. Dufour currently serves on the Board of Directors of the Information Technology Alliance, is an advisory member for the Northeast Ohio CIO Symposium, a member of the Technology Advisory Committee for the Cleveland Sight Center and an advisory member of the Cleveland CIO Forum and Executive IT Summit. Mr. Dufour was awarded the 2007 Northeast Ohio CIO of the Year award from the Northeast Ohio Software Association. Mr. Dufour earned his MBA from Baldwin Wallace College.

Mark M. Waxman has served as Senior Vice President of Marketing since 2001. Mr. Waxman has over twenty-five years experience in marketing and branding. Prior to joining CBIZ, he was CEO/Creative Director of one of Silicon Valley’s most well-known advertising agencies, Carter Waxman. Most recently, he was a founding partner of SK Consulting (acquired by CBIZ in 1998) providing strategic marketing and branding services to a wide range of companies and industries. Mr. Waxman has been a featured marketing columnist and contributor to many business and trade publications, and currently serves as the Chairman of the Board of Artsopolis.com as well as on the Board of Trustees of the Montalvo Center for the Arts and the West Valley Mission Foundation, and is a past Chairman of the Board of the Silicon Valley Chamber of Commerce.

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

Kelly J. Marek joined CBIZ in December 1998 and was appointed Corporate Treasurer in April 2005. Mrs. Marek served as Corporate Controller from July 1999 through March 2005, and as Manager of External Reporting from December 1998 to June 1999. Prior to joining CBIZ, Mrs. Marek was associated with KPMG LLP, an international accounting firm, from 1992 to December 1998, serving as a Senior Manager of such firm from July 1998 to December 1998. Mrs. Marek is a CPA and a member of the American Institute of Certified Public Accountants, the Ohio Society of Certified Public Accountants and the Association for Financial Professionals. Mrs. Marek currently serves as President of the Northeast Ohio Treasury Management Association.

Robert A. Bosak joined CBIZ in September 2001 and has served as Corporate Controller since April 2005. Prior to joining CBIZ, Mr. Bosak served as Corporate Controller and Director of Financial Operations for BridgeStreet Accommodations from February 1998 through June 2001. Prior to joining BridgeStreet Accommodations, Mr. Bosak was Corporate Controller of the Rock and Roll Hall of Fame and Museum, from June 1993 through February 1998. Mr. Bosak also worked in the public accounting industry with two Cleveland based firms from 1987 to 1993. Mr. Bosak is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants. Mr. Bosak currently serves as a member of the Accounting and Audit Committee of the Ohio Society of Certified Public Accountants.

Item 11.	Executive Compensation.

Information with respect to this item is incorporated by reference from the discussion under the heading “Executive Compensation” in CBIZ’s Definitive Proxy Statement for the 2011 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2011 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2011 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

A director is considered independent under NYSE rules if the Board of Directors determines that the director does not have any direct or indirect material relationship with CBIZ. Mr. Gerard is an employee of CBIZ and therefore has been determined by the Nominating and Governance Committee and the full Board to fall outside the definition of “independent director”. Rick L. Burdick, Michael H. DeGroote, Joseph S. DiMartino, Richard C. Rochon, Todd J. Slotkin, Donald V. Weir and Benaree Pratt Wiley are Non-Employee Directors of CBIZ. The Nominating and Governance Committee and the Board of Directors have determined that each of Rick L. Burdick, Joseph S. DiMartino, Richard C. Rochon, Todd J. Slotkin, Donald V. Weir and Benaree Pratt Wiley are “independent directors” within the meaning of the rules of the NYSE, since they had no material relationship with the Company other than their status and payment as Non-Employee Directors, and as Stockholders. The Nominating and Governance Committee and the Board of Directors have determined that Mssrs. DiMartino, Rochon, Slotkin and Weir are independent under the SEC’s audit committee independence standards.

In connection with these independence determinations, the Nominating and Governance Committee and the Board of Directors considered all of the relationships between each director and CBIZ, and in particular the following relationships:

•	Rick L. Burdick, a Director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). Akin Gump performed legal work for CBIZ during 2010, 2009 and 2008 for which the firm received approximately $0.8 million, $0.4 million and $0.9 million from CBIZ, respectively. The Nominating and Governance Committee and the Board of Directors have determined that Mr. Burdick should be considered an “independent director” under the meaning of the NYSE rules, since the amounts paid to the law firm of Akin Gump for legal representation of CBIZ throughout 2010 were not collectively significant under the NYSE rules governing director independence.

•	The Committee and the Board determined that Michael H. DeGroote should not be considered an “independent director” under the meaning of the NYSE rules, primarily in light of his relationship to a significant stockholder of the Company. Mr. DeGroote is the son of Michael G. DeGroote, the beneficiary of a trust which is the largest single shareholder for the purposes of determining independence. He is also an officer or director of various privately held companies that obtain several types of insurance coverage through CBIZ. The commissions paid to CBIZ for each of the years ended December 31, 2010, 2009 and 2008 were approximately $0.1 million.

•	Richard C. Rochon, a Director of CBIZ, is also an officer or director of various entities which secured, prior to 2010, several types of insurance coverage through CBIZ. However, the commissions paid to CBIZ for the purpose of securing such coverage, totaling approximately $0.2 million for the years ended December 31, 2009 and 2008, do not collectively appear significant under the NYSE rules governing director independence. During 2010, no coverage for these entities was acquired through CBIZ following the disposition of these entities by Mr. Rochon’s investment group. Therefore, the Nominating and Governance Committee and the Board of Directors determined that Mr. Rochon should be considered an “independent director”.

Pursuant to the Westbury Agreement entered into on September 14, 2010 by CBIZ with its largest shareholder, Westbury, a company organized by CBIZ founder Michael G. DeGroote, CBIZ purchased 7,716,669 shares of CBIZ’s common stock at $6.25 per share for a total cost of approximately $48.2 million. Pursuant to the Westbury Agreement, CBIZ also purchased an option for $5.0 million, which expires on September 30, 2013, to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury.

A number of the businesses acquired by CBIZ are located in properties that are indirectly owned by persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $0.8 million, $1.0 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, under such leases which management believes were at market rates.

Robert A. O’Byrne, President, Employee Services, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O’Byrne was an owner. During 2010, the partnership did not receive any payments from CBIZ, and during the years ended December 31, 2009 and 2008, the partnership received from CBIZ approximately $0.1 million $0.2 million, respectively.

CBIZ maintains joint-referral relationships and ASAs with independent licensed CPA firms under which CBIZ provides administrative services in exchange for a fee. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries, and provide audit and attest services to clients including CBIZ’s clients. The CPA firms with which CBIZ maintains service agreements operate as limited liability companies or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the ASAs nor the providing of services there under is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and CBIZ does not believe that its arrangements with these CPA firms result in additional risk of loss.

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $3.4 million and $2.6 million as of December 31, 2010 and 2009, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

Item 14.	Principal Accountant Fees and Services.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2011 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

Exhibit No.	Description

2.1	Purchase Agreement, dated November 24, 2008, among CBIZ, Inc., CBIZ Accounting Tax & Advisory of New York, LLC, Mahoney Cohen & Company, CPA, P.C., Mahoney Cohen Consulting Corp., Mahoney Cohen Family Office Services LLC and the members of Mahoney Cohen Family Office Services LLC (filed as Exhibit 2.1 to the Company’s Report on Form 8-K on November 25, 2008 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated October 17, 1996 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company effective December 23, 1997 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).
3.4	Certificate of Amendment of the Certificate of Incorporation of the Company dated September 10, 1998 (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
3.5	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).
3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10, file no. 0-25890, and incorporated herein by reference).
3.7	Amendment to Amended and Restated Bylaws of the Company dated November 1, 2007 (filed as Exhibit 3.1 to the Company’s Report on Form 8-K dated November 1, 2007, and incorporated herein by reference).
4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
4.2	Employee Stock Investment Plan (filed as Exhibit 4.4 to the Company’s Report on Form S-8 filed June 1, 2001, and incorporated herein by reference).
4.3	Indenture, dated as of May 30, 2006, between CBIZ, Inc. and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated May 23, 2006, and incorporated herein by reference).

Exhibit No.	Description

4.4	Registration Rights Agreement, dated as of May 30, 2006, between CBIZ, Inc. and Banc of America Securities, LLC (filed as Exhibit 4.2 to the Company’s Report on Form 8-K dated May 23, 2006, and incorporated herein by reference).
4.5	Indenture, dated as of September 27, 2010, between CBIZ, Inc. and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated September 27, 2010, and incorporated herein by reference).
10.1	2002 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders dated April 1, 2002, and incorporated herein by reference).
10.2	Severance Protection Agreement by and between the Company and Jerome P. Grisko, Jr. (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.3	Employment Agreement by and between the Company and Ware H. Grove (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.4	Amended Employment Agreement by and between the Company and Steven L. Gerard (filed as Exhibit 99.1 to the Company’s Report on Form 8-K dated February 8, 2007, and incorporated herein by reference).
10.5	Employment Agreement by and between the Company and David J. Sibits, dated April 17, 2007 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).
10.6	Credit agreement dated as of June 4, 2010 by and among CBIZ, Inc., Bank of America, N.A., as agent, lender, issuing band and swing line bank, and the other financial institutions from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated June 4, 2010, and incorporated herein by reference).
10.7	Stock and Option Purchase Agreement dated September 14, 2010, by and among Westbury (Bermuda) Ltd., Westbury Trust, Michael G. DeGroote, and CBIZ, Inc. (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated September 17, 2010, and incorporated herein by reference).
10.8	First Amendment to Credit Agreement, dated as of September 14, 2010, by and among CBIZ, Inc., the Guarantors (as defined in the Credit Agreement), the several financial institutions from time to time party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated September 17, 2010, and incorporated herein by reference).
10.9	Purchase Agreement, dated as of September 21, 2010, between CBIZ, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers named in Schedule A thereto (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated September 27, 2010, and incorporated herein by reference).
10.10	Amended and Restated Employment Agreement by and between the Company and Ware H. Grove, dated November 22, 2010 (filed as Exhibit 99.1 to the Company’s Report on Form 8-K dated November 22, 2010, and incorporated herein by reference).
21.1*	List of Subsidiaries of CBIZ, Inc.
23*	Consent of KPMG LLP
24*	Powers of attorney (included on the signature page hereto).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates documents filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CBIZ, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBIZ, INC.
(Registrant)

By	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
March 15, 2011

KNOW ALL MEN AND WOMEN BY THESE PRESENTS that each person whose signature appears below on this Annual Report hereby constitutes and appoints Steven L. Gerard and Ware H. Grove, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution for him and her and his and her name, place and stead, in all capacities (until revoked in writing), to sign any and all amendments to this Annual Report of CBIZ, Inc. and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that each attorney-in-fact and agent, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

We have audited CBIZ, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CBIZ, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Cleveland, Ohio
March 15, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CBIZ, Inc.:

We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010 as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
Cleveland, Ohio
March 15, 2011

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

(In thousands, except per share data)

	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$724	$7,178
Restricted cash	20,171	17,511
Accounts receivable, net	138,433	128,659
Income taxes refundable	3,684	3,391
Deferred income taxes — current	4,236	7,579
Other current assets	12,069	12,463
Assets of discontinued operations	141	4,221

Current assets before funds held for clients	179,458	181,002
Funds held for clients — current	73,987	87,925

Total current assets	253,445	268,927
Property and equipment, net	23,896	26,833
Deferred income taxes — non-current, net	837	237
Goodwill and other intangible assets, net	426,410	375,211
Assets of deferred compensation plan	33,361	27,457
Funds held for clients — non-current	10,216	10,545
Other assets	8,134	3,888

Total assets	$756,299	$713,098

LIABILITIES
Current liabilities:
Accounts payable	$30,897	$25,704
Accrued personnel costs	33,221	34,242
Notes payable — current	10,983	13,410
Convertible notes, net	39,250	—
Other current liabilities	27,321	13,885
Liabilities of discontinued operations	289	2,291

Current liabilities before client fund obligations	141,961	89,532
Client fund obligations	87,362	101,279

Total current liabilities	229,323	190,811
Convertible notes, net	116,577	93,848
Bank debt	118,900	110,000
Income taxes payable — non-current	5,285	6,686
Deferred compensation plan obligations	33,361	27,457
Other non-current liabilities	23,181	13,678

Total liabilities	526,627	442,480

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 109,626 and 108,075; shares outstanding 50,048 and 61,936	1,096	1,081
Additional paid-in capital	539,389	518,637
Retained earnings	45,978	21,464
Treasury stock, 59,578 and 46,139 shares	(355,851)	(269,642)
Accumulated other comprehensive loss	(940)	(922)

Total stockholders’ equity	229,672	270,618

Total liabilities and stockholders’ equity	$756,299	$713,098

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands, except per share data)

	2010	2009	2008

Revenue	$732,505	$739,136	$685,574
Operating expenses	646,793	650,973	587,755

Gross margin	85,712	88,163	97,819
Corporate general and administrative expenses	29,614	30,722	28,691

Operating income	56,098	57,441	69,128
Other income (expense):
Interest expense	(15,308)	(13,392)	(10,786)
Gain on sale of operations, net	466	989	745
Other income (expense), net	3,532	6,622	(7,618)

Total other income (expense), net	(11,310)	(5,781)	(17,659)

Income from continuing operations before income tax expense	44,788	51,660	51,469
Income tax expense	16,848	19,714	19,647

Income from continuing operations	27,940	31,946	31,822
Loss from operations of discontinued operations, net of tax	(2,453)	(760)	(1,150)
(Loss) gain on disposal of discontinued operations, net of tax	(973)	210	(268)

Net income	$24,514	$31,396	$30,404

Earnings (loss) per share:
Basic:
Continuing operations	$0.48	$0.52	$0.51
Discontinued operations	(0.06)	(0.01)	(0.02)

Net income	$0.42	$0.51	$0.49

Diluted:
Continuing operations	$0.48	$0.52	$0.51
Discontinued operations	(0.06)	(0.01)	(0.02)

Net income	$0.42	$0.51	$0.49

Basic weighted average common shares outstanding	57,692	61,200	61,839

Diluted weighted average common shares outstanding	58,193	61,859	62,572

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

				Accumulated			Accumulated
	Issued		Additional	Deficit/			Other
	Common	Common	Paid-In	Retained	Treasury	Treasury	Comprehensive
	Shares	Stock	Capital	Earnings	Shares	Stock	Loss	Totals

December 31, 2007	104,151	$1,041	$489,229	$(40,559)	39,514	$(214,883)	$(102)	$234,726

Comprehensive income:
Net income	—	—	—	30,404	—	—	—	30,404
Foreign currency translation	—	—	—	—	—	—	(63)	(63)
Unrealized losses on available for sale securities, net of income tax benefit of $442	—	—	—	—	—	—	(670)	(670)
Unrealized losses on interest rate swap, net of income tax benefit of $121	—	—	—	—	—	—	(207)	(207)

Total comprehensive income								29,464
Share repurchases	—	—	—	—	4,803	(41,412)	—	(41,412)
Restricted stock	318	4	(4)	—	—	—	—	—
Stock options exercised	1,135	11	4,086	—	—	—	—	4,097
Share-based compensation	—	—	3,740	—	—	—	—	3,740
Tax benefit from employee share plans	—	—	1,797	—	—	—	—	1,797
Business acquisitions	1,185	12	9,175	—	—	—	—	9,187

December 31, 2008	106,789	$1,068	$508,023	$(10,155)	44,317	$(256,295)	$(1,042)	$241,599

Comprehensive income:
Net income	—	—	—	31,396	—	—	—	31,396
Foreign currency translation	—	—	—	—	—	—	(64)	(64)
Unrealized gains on available for sale securities, net of income tax expense of $214	—	—	—	—	—	—	321	321
Unrealized gains on interest rate swap, net of income tax expense of $51	—	—	—	—	—	—	86	86

Total comprehensive income								31,739
Cumulative effect of adoption of accounting for other-than-temporary impaired investments, net of income tax benefit of $149	—	—	—	223	—	—	(223)	—
Share repurchases	—	—	—	—	1,822	(13,347)	—	(13,347)
Restricted stock	385	4	(4)	—	—	—	—	—
Stock options exercised	364	4	1,317	—	—	—	—	1,321
Share-based compensation	—	—	4,754	—	—	—	—	4,754
Tax benefit from employee share plans	—	—	478	—	—	—	—	478
Business acquisitions	537	5	4,069	—	—	—	—	4,074

December 31, 2009	108,075	$1,081	$518,637	$21,464	46,139	$(269,642)	$(922)	$270,618

Comprehensive income:
Net income	—	—	—	24,514	—	—	—	24,514
Foreign currency translation	—	—	—	—	—	—	(71)	(71)
Unrealized losses on available for sale securities, net of income tax benefit of $38	—	—	—	—	—	—	(57)	(57)
Unrealized gains on interest rate swap, net of income tax expense of $64	—	—	—	—	—	—	110	110

Total comprehensive income								24,496
Issuance of convertible notes, net of taxes of $5,024	—	—	8,555	—	—	—	—	8,555
Share repurchases	—	—	—	—	13,439	(86,209)	—	(86,209)
Restricted stock	379	3	(3)	—	—	—	—	—
Stock options exercised	304	3	1,217	—	—	—	—	1,220
Share-based compensation	—	—	5,306	—	—	—	—	5,306
Tax benefit from employee share plans	—	—	54	—	—	—	—	54
Business acquisitions	868	9	5,623	—	—	—	—	5,632

December 31, 2010	109,626	$1,096	$539,389	$45,978	59,578	$(355,851)	$(940)	$229,672

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	2010	2009	2008

Cash flows from operating activities:
Net income	$24,514	$31,396	$30,404
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	2,453	760	1,150
Loss (gain) on disposal of discontinued operations, net of tax	973	(210)	268
Gain on sale of long-term investment	—	—	(796)
Gain on sale of operations, net	(466)	(989)	(745)
Loss on redemption of convertible bonds	1,996	—	—
Asset impairments	263	—	2,251
Amortization of discount on convertible notes	4,210	3,961	3,670
Amortization of deferred financing costs	1,252	882	735
Amortization of discount on contingent earnout liability	177	—	—
Provision for credit losses and bad debt, net of recoveries	4,465	7,826	6,686
Depreciation and amortization expense	20,333	20,498	14,922
Adjustment to contingent earnout liability	(1,516)	—	—
Deferred income taxes	(2,079)	245	(2,392)
Employee stock awards	5,306	4,754	3,740
Excess tax benefits from share based payment arrangements	(54)	(478)	(1,797)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(416)	524	(2,633)
Accounts receivable, net	(12,736)	(10,311)	(12,405)
Other assets	1,273	124	(52)
Accounts payable	5,265	(2,256)	1,386
Income taxes payable	(1,054)	(86)	(2,843)
Accrued personnel costs	(1,246)	(6,113)	(644)
Other liabilities	2,804	(1,774)	2,672

Net cash provided by continuing operations	55,717	48,753	43,577
Operating cash flows (used in) provided by discontinued operations	(2,390)	852	(4,758)

Net cash provided by operating activities	53,327	49,605	38,819

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(49,402)	(20,185)	(96,335)
Acquisition of other intangible assets	(19)	(17)	(1,615)
Proceeds from sale of investment	—	—	796
Payments on sales of divested and discontinued operations	8,060	895	5,412
Additions to property and equipment, net	(2,682)	(4,029)	(8,118)
Other	18	419	(24)
Investing cash flows used in discontinued operations	—	(73)	(498)

Net cash used in investing activities	(44,025)	(22,990)	(100,382)

Cash flows from financing activities:
Proceeds from bank debt	554,955	429,345	353,175
Payment of bank debt	(546,055)	(444,345)	(258,175)
Proceeds from issuance of convertible notes	130,000	—	—
Repurchase of convertible notes	(60,000)	—	—
Payment of acquired debt	—	—	(1,544)
Payment of notes payable and capitalized leases, net	(154)	(274)	(428)
Deferred financing costs	(6,596)	(37)	(669)
Payment for acquisition of treasury stock	(86,209)	(13,347)	(41,412)
Payment of contingent consideration of acquisitions	(2,971)	—	—
Proceeds from exercise of stock options	1,220	1,321	4,097
Excess tax benefit from exercise of stock awards	54	478	1,797

Net cash (used in) provided by financing activities	(15,756)	(26,859)	56,841

Net decrease in cash and cash equivalents	(6,454)	(244)	(4,722)
Cash and cash equivalents at beginning of year	7,178	7,422	12,144

Cash and cash equivalents at end of year	$724	$7,178	$7,422

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, provides professional business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ manages and reports its operations along four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”) and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 22.

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries (“CBIZ” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

CBIZ has determined that its relationship with certain Certified Public Accounting (“CPA”) firms with whom it maintains administrative service agreements (“ASAs”) qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the consolidated financial condition, results of operations or cash flows of CBIZ.

The CPA firms with which CBIZ maintains administrative service agreements may operate as limited liability companies or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the ASAs nor the providing of services there under is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of their respective services.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management’s estimates and assumptions include, but are not limited to, estimates of collectability of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, estimates of accrued liabilities (such as incentive compensation, self-funded health insurance accruals, legal reserves, income tax uncertainties, future contingent purchase price obligations, and consolidation and integration reserves), the provision for income taxes, the realizability of deferred tax assets, and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2009 and 2008 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term highly liquid investments with an original maturity of three months or less at the date of purchase.

Restricted Cash

Funds held by CBIZ in relation to its capital and investment advisory services are recorded in restricted cash, as those funds are restricted in accordance with applicable Financial Industry Regulatory Authority (“FINRA”) regulations. Funds on deposit from clients in connection with the pass-through of insurance premiums to the carrier are also recorded in restricted cash; the related liability for these funds is recorded in accounts payable. Funds held in escrow related to sales of operations are also classified as restricted cash.

Funds Held for Clients and Client Fund Obligations

Services provided by CBIZ include the preparation of payroll checks, federal, state, and local payroll tax returns, and flexible spending account administration. In relation to these services, as well as other similar service offerings, CBIZ collects funds from its clients’ accounts in advance of paying client obligations. Funds that are collected before they are due are segregated and reported separately as “Funds Held for Clients” in the consolidated balance sheets. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds.

Funds Held for Clients are reported as current and non-current assets, as appropriate, based upon characteristics of the underlying investments, and Client Fund Obligations are reported as current liabilities. If the par value of investments held does not approximate fair value, the balance in Funds Held for Clients may not be equal to the balance in Client Fund Obligations. The amount of collected but not yet remitted funds may vary significantly during the year. Funds Held for Clients include cash, overnight investments, corporate bonds and auction rate securities (“ARS”). See Note 5 for further discussion of ARS.

Derivative Instruments and Hedging Activities

Derivatives are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instruments and whether they qualify for hedge accounting. See Note 5 for further discussion of derivative instruments.

Accounts Receivable and Allowance for Doubtful Accounts

CBIZ carries accounts receivable at their face amount less allowances for doubtful accounts, and carries unbilled revenues at estimated net realizable value. Assessing the collectability of receivables (billed and unbilled) requires management judgment. When evaluating the adequacy of the allowance for doubtful accounts and the overall collectability of receivables, CBIZ analyzes historical bad debts, client credit-worthiness, the age of accounts receivable and current economic trends and conditions.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently payable and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating losses and tax credit carryforwards. State income tax credits are accounted for using the flow-through method.

A valuation allowance is provided when it is more likely than not that some portion of a deferred tax asset will not be realized. CBIZ determines valuation allowances based on all available evidence. Such evidence includes historical results, the reversal of deferred tax liabilities, expectations of future consolidated and/or separate company profitability and the feasibility of tax-planning strategies. Determining valuation allowances includes significant judgment by management, and different judgments could yield different results.

Accounting for uncertain tax positions requires a more-likely-than-not threshold for recognition in the consolidated financial statements. The Company recognizes a tax benefit based on whether it is more-likely-than-not that a tax position will be sustained. The Company records a liability to the extent that a tax position taken or expected to be taken on a tax return exceeds the amount recognized in the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s fee to the client is fixed or determinable, and collectability is reasonably assured. Contract terms are typically contained in a signed agreement with the client (or when applicable, other third parties) which generally defines the scope of services to be provided, pricing of services, and payment terms generally ranging from invoice date to 90 days after invoice date. Billing may occur prior to, during, or upon completion of the service. CBIZ typically does not have acceptance provisions or right of refund arrangements included in these agreements. Contract terms vary depending on the scope of service provided, the deliverables, and the complexity of the engagement.

CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition, as it relates to those groups, is provided below.

Financial Services — Revenue primarily consists of fees for services rendered to the Company’s client for accounting services, preparation of tax returns, consulting services, compliance projects, services pursuant to administrative service agreements (described under “Variable Interest Entities”), and valuation services including fairness opinions, business plans, litigation support, purchase price allocations and derivative valuations. Clients are billed for these services based upon a time and expense model, a predetermined agreed-upon fixed fee, or as a percentage of savings.

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

CBIZ, INC. AND SUBSIDIARIES

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

Revenue for asset-based fees is recognized when the data necessary to compute revenue is determinable, which is typically when either market valuation information is available, the data necessary to compute fees is made available by third party administrators or when cash is received. CBIZ only recognizes revenue when cash is received for those arrangements where the data necessary to compute the Company’s fee is not available to the Company in a timely manner.

•	Payroll — Revenue related to payroll processing fees is recognized when the actual payroll processing occurs. Revenue related to investment income earned on payroll funds is based upon actual amounts earned on those funds and is recognized in the period that the income is earned.

MMP — Revenue is primarily related to fees charged to clients for billing, collection and full-practice management services, which are typically charged to clients based upon a percentage of net collections on the Company’s clients’ patient accounts or as a fee per transaction processed. Revenue also relates to fees charged to clients for statement mailing services. The revenue recognition as it pertains to each of these arrangements is as follows:

•	Fee income — For those arrangements where fees to clients are determined based upon a percentage of net collections, revenue is determinable, earned and recognized when payments are received by the client on their patient accounts. For those arrangements where clients are charged a fee for each transaction processed, revenue is typically recognized proportionately over a predetermined service period.

•	Statement mailing services — Revenues for statement mailing services are recognized when statements are processed and mailed.

National Practices — The business units that comprise the National Practices group offer a variety of services. A description of revenue recognition associated with the primary services is provided below.

•	Technology Consulting — Revenue consists of services that primarily relate to the installation, maintenance and repair of hardware. These services are charged to customers based on cost plus an agreed-upon markup percentage.

•	Health Care Consulting — Clients are billed for health care consulting services based upon a predetermined agreed-upon fixed fee, time and expense, or as a percentage of savings. Revenue for fixed fee and time and expense arrangements is recognized over the performance period based upon actual hours incurred, and revenue that is contingent upon savings is recognized after contingencies have been resolved and verified by a third party.

•	Mergers & Acquisitions — Clients are billed monthly for non-refundable retainer fees, or upon the completion of a transaction (success fees). Revenue associated with non-refundable retainer fees is recognized on a straight-line basis over the life of the engagement as services are performed throughout the term of the contract period of the arrangement. Revenue associated with success fee transactions is recognized when the transaction is completed.

Operating Expenses

Operating expenses represent costs of service and other costs incurred to operate CBIZ’s business units and are primarily comprised of personnel costs and occupancy related expenses. Personnel costs include base

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation, commissions, payroll taxes, gains or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include stock-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized. Total personnel costs were $481.5 million, $482.8 million and $427.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $45.7 million, $46.1 million, and $39.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Rent expense under such leases is recognized evenly throughout the term of the lease obligation when the total lease commitment is a known amount, and recorded on a cash basis when future rent payment increases under the obligation are unknown due to rent escalations being tied to factors that are not currently measurable (such as increases in the consumer price index). Differences between rent expense recognized and the cash payments required under operating lease agreements are recorded in the consolidated balance sheets as other non-current liabilities.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29 (“ASU 2010-29”) “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which amends Accounting Standards Codification (“ASC”) 805 by requiring disclosure of pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations in which the acquisition date is on or after the first day of the annual period beginning on or after December 15, 2010. The adoption of ASU 2010-29 will result in the Company providing additional annual pro forma disclosures for business combinations that occur subsequent to December 31, 2010.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which adds disclosure requirements about transfers in and out of Levels 1 and 2, for activity relating to Level 3 measurements, and clarifies input and valuation techniques. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except as it pertains to the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on a gross basis. This Level 3 requirement will be effective for fiscal years beginning after December 15, 2010, and is not expected to have a material impact on CBIZ’s consolidated financial statements. CBIZ adopted the applicable provisions of the accounting guidance for year ended December 31, 2010. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 clarifies and improves financial reporting by entities involved with variable interest entities. ASU 2009-17 is effective as of the beginning of the annual period beginning after November 15, 2009. CBIZ adopted the provisions of this accounting guidance during 2010. The adoption did not have a material impact on CBIZ’s consolidated financial statements.

2.	Accounts Receivable, Net

Accounts receivable balances at December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

Trade accounts receivable	$119,585	$109,578
Unbilled revenue, at net realizable value	29,496	27,591

Total accounts receivable	149,081	137,169
Allowance for doubtful accounts	(10,648)	(8,510)

Accounts receivable, net	$138,433	$128,659

3.	Property and Equipment, Net

Property and equipment, net at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009

Buildings and leasehold improvements	$17,370	$17,021
Furniture and fixtures	24,054	23,698
Capitalized software	43,793	41,815
Equipment	18,517	18,228

Total property and equipment	103,734	100,762
Accumulated depreciation and amortization	(79,838)	(73,929)

Property and equipment, net	$23,896	$26,833

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008

Operating expenses	$6,925	$7,351	$6,223
Corporate general and administrative expenses	376	504	878

Total depreciation and amortization expense	$7,301	$7,855	$7,101

Included in total depreciation and amortization expense is amortization of capitalized software of $2.2 million, $2.3 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

Goodwill	$344,086	$291,120
Intangibles:
Client lists	117,029	108,615
Other intangibles	9,506	9,394

Total intangibles	126,535	118,009

Total goodwill and other intangibles assets	470,621	409,129
Accumulated amortization:
Client lists	(39,206)	(29,918)
Other intangibles	(5,005)	(4,000)

Total accumulated amortization	(44,211)	(33,918)

Goodwill and other intangible assets, net	$426,410	$375,211

Goodwill

Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2010 and 2009 were as follows (in thousands):

			Medical
	Financial	Employee	Management	National	Total
	Services	Services	Professionals	Practices	Goodwill

December 31, 2008	$141,569	$59,819	$56,420	$1,666	$259,474
Additions	16,686	11,605	3,355	—	31,646
Divestitures	—	—	—	—	—

December 31, 2009	$158,255	$71,424	$59,775	$1,666	$291,120
Additions	45,186	7,708	72	—	52,966
Divestitures	—	—	—	—	—

December 31, 2010	$203,441	$79,132	$59,847	$1,666	$344,086

Businesses acquired during 2010 resulted in additions to goodwill of approximately $34.0 million, of which $28.6 million was recorded in the Financial Services practice group related to the acquisitions of Goldstein Lewin & Company and Kirkland, Russ, Murphy & Tapp P.A., and $5.4 million was recorded in the Employee Services practice group related to the acquisitions of National Benefit Alliance and South Winds, Inc. Businesses acquired during 2009 resulted in additions to goodwill of approximately $9.5 million, which was recorded in the Employee Services practice group, and related to the acquisitions of EAO Consultants, LLC and MeyersDining LLC. The remaining increases in goodwill during 2010 and 2009 were a result of contingent purchase price earned by businesses acquired in prior years. Refer to Note 19 for further discussion of acquisition activities.

Client Lists and Other Intangibles

At December 31, 2010, the weighted average amortization period remaining for total intangible assets was 7.1 years. Client lists are amortized over their expected periods of benefit not to exceed ten years, and had a weighted-average amortization period of 7.3 years remaining at December 31, 2010. Other intangibles, which

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years, and had a weighted-average amortization period of 4.6 years remaining at December 31, 2010. Amortization expense related to client lists and other intangible assets for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008

Operating expenses	$13,016	$12,476	$7,625
Corporate general and administrative expenses	16	167	196

Total amortization expense	$13,032	$12,643	$7,821

Amortization expense for existing client lists and other intangible assets for each of the next five years ending December 31 is estimated to be (in thousands):

2011	$13,315

2012	$12,472

2013	$11,559

2014	$11,089

2015	$10,388

Future amortization expense excludes the impact of events that may occur subsequent to December 31, 2010, including acquisitions and divestitures.

5.	Financial Instruments

The carrying amounts of CBIZ’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates. The fair value of CBIZ’s convertible senior subordinated notes is based upon quoted market prices. These convertible senior subordinated notes have fixed interest rates and conversion features which are based upon the market value of CBIZ’s common stock. Therefore, the fair value of the convertible senior subordinated notes will fluctuate as market rates of interest and the market value of CBIZ’s common stock fluctuate.

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

Corporate Bonds

CBIZ held corporate bonds with par values totaling $14.6 million and $9.5 million at December 31, 2010 and 2009, respectively. All bonds are investment grade and are classified as available-for-sale. Corporate bonds have maturity dates ranging from May 2011 through September 2015, and are included in “Funds held for clients — current” on the consolidated balance sheets as these investments are highly liquid. During the twelve months ended December 31, 2010, CBIZ purchased bonds with a par value totaling $15.8 million, sold bonds with a par value totaling $5.9 million, and had an additional $4.8 million par value of bonds that matured. The Company recorded a realized gain of $0.1 million resulting from the sale.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Auction Rate Securities (“ARS”)

At December 31, 2010, CBIZ held three investments in ARS with par values totaling $13.4 million and fair values totaling $10.2 million. The difference between par value and fair value for two of the ARS are deemed to be temporary and are therefore recorded as unrealized losses in accumulated other comprehensive loss (“AOCL”), net of tax. The decline in fair value of the remaining ARS was determined to be other-than-temporary, thus losses associated with this ARS are bifurcated into either credit loss or other market impairment. Credit losses are recorded in “Other income (expense), net” on the consolidated statements of operations, and other market impairment is recorded as unrealized losses in AOCL, net of tax. See Note 6 for further discussion regarding the ARS and related fair values.

Due to the failed auctions and the uncertainty regarding the liquidity of these securities, CBIZ classifies its investments in auction-rate securities as funds held for clients — non-current in the consolidated balance sheets. The maturity dates for these ARS investments range from October, 2037 through February, 2042.

Interest Rate Swaps

CBIZ used interest rate swaps to manage interest rate risk exposure primarily through converting portions of floating rate debt under the credit facility to a fixed rate basis. These agreements involved the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. CBIZ does not enter into derivative instruments for trading or speculative purposes.

Each of CBIZ’s interest rate swaps was designated as a cash flow hedge. Accordingly, the interest rate swaps were recorded as either assets or liabilities in the consolidated balance sheets at fair value. Changes in fair value were recorded as a component of AOCL, net of tax, to the extent the swaps were effective. Amounts recorded to AOCL were reclassified to interest expense as interest on the underlying debt was recognized. Amounts due related to the swaps were recorded as adjustments to interest expense when incurred or payable. CBIZ’s interest rate swaps expired in January 2011.

At inception, the critical terms of the interest rate swaps matched the underlying risks being hedged, and as such the interest rate swaps were expected to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The interest rate swaps were assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the twelve months ended December 31, 2010 and 2009, all interest rate swaps were deemed to be highly effective.

As a result of the use of derivative instruments, CBIZ was exposed to risks that the counterparties would fail to meet their contractual obligations. To mitigate the counterparty credit risk, CBIZ only entered into contracts with selected major financial institutions based upon their credit ratings and other factors, and continually assessed the creditworthiness of counterparties. At December 31, 2010 and 2009, all of the counterparties to CBIZ’s interest rate swaps had investment grade ratings. There were no credit risk-related contingent features in CBIZ’s interest rate swaps nor did the swaps contain provisions under which the Company would be required to post collateral.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010 and 2009, each of the interest rate swaps was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swaps and their classification on the consolidated balance sheets at December 31, 2010 and December 31, 2009 (in thousands).

	December 31, 2010
	Notional	Fair	Balance Sheet
	Amount	Value(c)	Location

Interest rate swaps(a)	$20,000	$16	Other current liabilities

Total interest rate swaps	$20,000	$16

	December 31, 2009
	Notional	Fair	Balance Sheet
	Amount	Value(c)	Location

Interest rate swaps(a)	$20,000	$186	Other non-current liabilities
Interest rate swap(b)	10,000	4	Other current liabilities

Total interest rate swaps	$30,000	$190

(a)	Represents two interest rate swaps, each with a notional value of $10.0 million and terms of two years that expired in January, 2011. Under the terms of the interest rate swaps, CBIZ paid interest at a fixed rate of 1.55% and 1.59%, respectively, plus applicable margin under the credit agreement, and received or paid interest that varies with three-month LIBOR. Interest was calculated by reference to the respective $10.0 million notional amount of the interest rate swap and payments were exchanged every three months.

(b)	Represents one interest rate swap with an initial term of two years that expired in January, 2010. Under the terms of the interest rate swap, CBIZ paid interest at a fixed rate of 3.9% plus applicable margin under the credit agreement, and received or paid interest that varies with one-month LIBOR. Interest was calculated by reference to the $10.0 million notional amount of the interest rate swap and payments were exchanged each month.

(c)	See additional disclosures regarding fair value measurements in Note 6.

The following table summarizes the effects of interest rate swaps on CBIZ’s consolidated statements of operations for the twelve months ended December 31, 2010 and 2009 (in thousands).

	Gain Recognized in		Loss Reclassified
	AOCL, net of tax		from AOCL into Expense
	Twelve Months Ended		Twelve Months Ended
	December 31,		December 31,
	2010	2009	2010	2009	Location

Interest rate swaps	$110	$86	$252	$510	Interest expense

6.	Fair Value Measurements

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes CBIZ’s assets and liabilities at December 31, 2010 and 2009 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		December 31,	December 31,
	Level	2010	2009

Deferred compensation plan assets	1	$33,361	$27,457
Corporate bonds	1	$15,255	$9,764
Interest rate swaps	2	$(16)	$(190)
Contingent purchase price liabilities	3	$(17,265)	$(5,575)
Auction rate securities	3	$10,216	$10,545

For the years ended December 31, 2010 and 2009, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the years ended December 31, 2010 and 2009 (pre-tax basis, in thousands):

	Contingent
	Purchase	Auction Rate
	Price Payable	Securities

Beginning balance — January 1, 2009	$—	$10,024
Additions from business acquisitions	(5,542)	—
Unrealized gains included in accumulated other comprehensive loss	—	513
Change in fair value of contingency	(33)	—
Increase in expected cash flows of OTTI investment	—	8

Balance — December 31, 2009	$(5,575)	$10,545
Additions from business acquisitions	(16,327)	—
Payment of contingent purchase price payable	3,298	—
Impairment included in other income (expense), net	—	(263)
Unrealized losses included in accumulated other comprehensive loss	—	(68)
Change in fair value of contingency	1,516	—
Change in net present value of contingency	(177)	—
Increase in expected cash flows of OTTI investment	—	2

Ending balance — December 31, 2010	$(17,265)	$10,216

Due to the lack of quoted prices from broker-dealers and the current inactive market for ARS, the investments in ARS were classified as Level 3. Accordingly, a fair value assessment of these securities was performed on each security based on a discounted cash flow model utilizing various assumptions that included maximum interest rates for each issue, probabilities of successful auctions, failed auctions or default, the timing of cash flows, the quality and level of collateral of the securities, and the rate of recovery from bond insurers in the event of default. For the contingent purchase price payable resulting from the business acquisitions, CBIZ utilized a probability weighted income approach to determine the fair value of the contingency, which is included in other current liabilities and other non-current liabilities.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, CBIZ held three investments in ARS with par values totaling $13.4 million. For two of the ARS, the declines in fair values are currently considered to be temporary. The par value of these two ARS was $8.4 million at December 31, 2010 and 2009 and the fair value of these two ARS was $7.7 million and $7.8 million at December 31, 2010 and 2009, respectively. The decrease in fair value of $0.1 million during the year ended December 31, 2010 was recorded as unrealized losses in accumulated other comprehensive loss, net of tax. For both of these ARS issues, CBIZ has determined that the impairment is temporary due to dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuers’ ability to refinance if necessary. These two ARS with temporary declines in fair value are classified as “Funds held for clients — non-current”, as CBIZ does not intend to sell these investments until anticipated recovery of par value occurs.

The par value of the remaining ARS is $5.0 million and the carrying value was $2.5 million and $2.8 million at December 31, 2010 and 2009, respectively. The decline in fair value of $0.3 million in 2010 was determined to be other-than-temporary and was due to the credit worthiness of the underlying bond issuer. Accordingly, CBIZ recorded an impairment charge totaling $0.3 million, which was included in “Other income (expense), net” for the year ended December 31, 2010.

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

The following table provides a rollforward of the credit losses, pre-tax, recognized in earnings related to this ARS for the twelve months ended December 31, 2010 and 2009 (in thousands):

Accumulated
Credit Losses

Balance at January 1, 2009	$2,251
Cumulative adjustment to retained earnings at adoption	(372)

Balance at April 1, 2009	$1,879
Additions related to OTTI losses not previously recognized	—
Reductions due to sales	—
Reductions due to change in intent or likelihood of sale	—
Additions due to increases in previously recognized OTTI losses	—
Reductions due to increases in expected cash flows	(8)

Balance at December 31, 2009	$1,871
Cumulative adjustment to retained earnings at adoption	—
Additions related to OTTI losses not previously recognized	—
Reductions due to sales	—
Reductions due to change in intent or likelihood of sale	—
Additions due to increases in previously recognized OTTI losses	263
Reductions due to increases in expected cash flows	(2)

Balance at December 31, 2010	$2,132

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All ARS with temporary impairments have been in a continuous unrealized loss position for greater than twelve months. The following table provides additional information with regards to the ARS with temporary impairments (in thousands):

	December 31, 2010		December 31, 2009
	12 Months or Greater		12 Months of Greater
	Fair	Unrealized	Fair	Unrealized
Description of Security	Value	Losses	Value	Losses

Auction rate securities	$7,716	$664	$7,784	$596

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

2006 Convertible Notes	$39,250	$40,050	$93,848	$94,800
2010 Convertible Notes	$116,577	$141,670	$—	$—

Although the trading of CBIZ’s Notes is limited, the fair value of the Notes was determined based upon their most recent quoted market price. The Notes are carried at face value less any unamortized debt discount. See Note 8 for further discussion of CBIZ’s debt instruments.

7.	Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2010	2009	2008

United States	$44,609	$51,488	$51,264
Foreign (Canada)	179	172	205

Total	$44,788	$51,660	$51,469

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008

Continuing operations:
Current:
Federal	$15,630	$16,989	$19,770
Foreign	68	64	(8)
State and local	3,222	2,517	3,010

Total	18,920	19,570	22,772
Deferred:
Federal	(2,137)	422	(3,315)
State and local	65	(278)	190

Total	(2,072)	144	(3,125)

Total income tax expense from continuing operations	16,848	19,714	19,647
Discontinued operations:
Operations of discontinued operations:
Current	(1,564)	(681)	(1,325)
Deferred	(7)	101	733

Total	(1,571)	(580)	(592)
(Loss) gain on sale of discontinued operations:
Current	(812)	140	162

Total income tax benefit from discontinued operations	(2,383)	(440)	(430)

Total income tax expense	$14,465	$19,274	$19,217

The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2010	2009	2008

Tax at statutory rate (35%)	$15,675	$18,081	$18,014
State taxes (net of federal benefit)	1,764	1,391	2,109
Tax-exempt interest	(46)	(82)	(590)
Business meals and entertainment — non-deductible	627	663	734
Reserves for uncertain tax positions	(1,258)	(77)	(686)
Other, net	86	(262)	66

Provision for income taxes from continuing operations	$16,848	$19,714	$19,647

Effective income tax rate	37.6%	38.2%	38.2%

The income tax benefits associated with the exercise of non-qualified stock options and restricted stock awards and reflected in additional paid-in-capital were $0.1 million, $0.5 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009, were as follows (in thousands):

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$2,434	$4,025
Allowance for doubtful accounts	2,510	2,506
Employee benefits and compensation	19,590	17,460
Lease costs	3,835	3,355
State tax credit carryforwards	2,407	2,838
Asset impairments	1,272	1,139
Installment sales	1,855	—
Other deferred tax assets	2,549	2,498

Total gross deferred tax assets	36,452	33,821
Less: valuation allowance	(2,271)	(3,381)

Total deferred tax assets, net	$34,181	$30,440

Deferred tax liabilities:
Property and equipment depreciation	$1,111	$1,466
Accrued interest	16,649	11,330
Client list amortization	5,325	6,291
Goodwill and other intangibles	5,528	3,233
Other deferred tax liabilities	495	304

Total gross deferred tax liabilities	$29,108	$22,624

Net deferred tax asset	$5,073	$7,816

CBIZ has established valuation allowances for portions of the state net operating loss (“NOL”) carryforwards and state income tax credit carryforwards at December 31, 2010 and December 31, 2009. The net decrease in the valuation allowance for the year ended December 31, 2010 of $1.1 million and the net decrease in the valuation allowance for the year ended December 31, 2009 of $1.4 million were primarily related to changes in the valuation allowances for state NOL carryforwards.

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

CBIZ and its subsidiaries file income tax returns in the United States, Canada, and most state jurisdictions. In October 2010, the Internal Revenue Service completed its audit of the Company’s 2007 federal income tax return. The Company received a refund of $0.2 million in early 2011 related to the settlement of the audit. CBIZ’s federal income tax returns for years ending prior to January 1, 2007 are no longer subject to examination. With limited exceptions, CBIZ’s state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2006 and January 1, 2005, respectively.

The availability of NOL’s is reported as deferred tax assets, net of applicable valuation allowances, in the accompanying consolidated balance sheets. At December 31, 2010, the Company has state net operating loss

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards of $55.7 million, state tax credit carryforwards of $2.4 million and an alternative minimum tax credit carryforward of $0.4 million.

The state net operating loss carryforwards expire on various dates between 2011 and 2029 and the state tax credit carryforwards expire on various dates between 2013 and 2026. The alternative minimum tax credit carryforward has no expiration date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008

Balance at January 1	$6,103	$6,254	$7,390
Additions for tax positions of the current year	725	229	253
Additions for tax positions of prior years	—	—	192
Reclassification from other balance sheet accounts	—	193	265
Reductions for tax positions of prior years	—	—	(689)
Changes in judgment	—	—	(92)
Settlements	(217)	(196)	(339)
Lapse of statutes of limitation	(1,817)	(377)	(726)

Balance at December 31	$4,794	$6,103	$6,254

Included in the balance of unrecognized tax benefits at December 31, 2010, are $3.8 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. CBIZ expects reductions in the liability for unrecognized tax benefits of approximately $1.0 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, the Company is unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.

CBIZ recognizes interest income, interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. During 2010, the Company accrued interest expense of $0.2 million and, as of December 31, 2010, had recognized a liability for interest expense and penalties of $0.4 million and $0.1 million, respectively, relating to unrecognized tax benefits. During 2009 the Company accrued interest expense of $0.2 million and, as of December 31, 2009, had recognized a liability for interest expense and penalties of $0.5 million and $0.1 million, respectively, relating to unrecognized tax benefits.

8.	Borrowing Arrangements

CBIZ has three primary debt arrangements at December 31, 2010 that provide the Company with the capital to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million, the 2006 Convertible Senior Subordinated Notes (“2006 Notes”) totaling $40 million, and a $275 million unsecured credit facility.

2010 Convertible Senior Subordinated Notes

On September 27, 2010, CBIZ sold and issued $130.0 million of 2010 Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2010 Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all existing and future obligations, if any, that are designated as subordinated to the 2010

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes. In connection with the issuance and sale of the 2010 Notes, CBIZ entered into an indenture (the “2010 Indenture”) dated as of September 27, 2010, with U.S. Bank National Association as trustee.

CBIZ received net proceeds from the sale of the 2010 Notes of approximately $126.4 million, after deducting offering expenses of approximately $3.6 million. Net proceeds from the sale were used to repurchase $60.0 million of the $100.0 million outstanding 2006 Notes through privately negotiated transactions, repurchase 4.6 million shares of CBIZ common stock at a cost of approximately $25.1 million, and pay down outstanding borrowings under the $275.0 million senior unsecured credit facility. Approximately $3.6 million in debt issuance costs related to the 2010 Notes were recorded as other assets in the accompanying consolidated balance sheets. Debt issuance costs are being amortized over a period of five years.

The terms of the 2010 Notes are governed by the 2010 Indenture. The 2010 Notes bear interest at a rate of 4.875% per annum, payable in cash semi-annually in arrears on April 1 and October 1 beginning April 1, 2011. The 2010 Notes mature on October 1, 2015 unless earlier redeemed, repurchased or converted. The 2010 Notes are convertible into CBIZ common stock at a rate equal to 134.9255 shares per $1,000 principal amount of the 2010 Notes (equal to an initial conversion price of approximately $7.41 per share), subject to adjustment as described in the 2010 Indenture. Upon conversion, CBIZ will deliver for each $1,000 principal amount of 2010 Notes, an amount consisting of cash equal to the lesser of $1,000 or the conversion value (as defined in the 2010 Indenture) and, to the extent that the conversion value exceeds $1,000, at CBIZ’s election or as required by the rules of the New York Stock Exchange, cash or shares of CBIZ common stock in respect to the remainder.

If CBIZ undergoes a “fundamental change” (as defined in the 2010 Indenture), holders of the 2010 Notes will have the right, subject to certain conditions, to require CBIZ to repurchase for cash all or a portion of their 2010 Notes at a repurchase price equal to 100% of the principal amount of the 2010 Notes to be repurchased plus accrued and unpaid interest, including additional amounts, if any.

CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at December 31, 2010 was as follow (in thousands):

Principal amount of 2010 Notes	$130,000
Unamortized discount	(13,423)

Net carrying amount	$116,577

Additional paid-in-capital, net of tax	$8,555

The discount on the liability component of the 2010 Notes is being amortized using the effective interest method based upon an annual effective rate of 7.5%, which represents the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over the term of the 2010 Notes which is five years from the date of issuance. At December 31, 2010, the unamortized discount had a remaining amortization period of approximately 57 months.

2006 Convertible Senior Subordinated Notes

On May 30, 2006, CBIZ sold and issued $100.0 million in convertible senior subordinated notes. These 2006 Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness.

The terms of the 2006 Notes are governed by the Indenture dated as of May 30, 2006, with U.S. Bank National Association as trustee (“2006 Indenture”). The 2006 Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1. During the period commencing on June 6, 2011, and each six-month period from June 1 to November 30 or from December 1 to May 31 thereafter, CBIZ will pay contingent interest during the applicable interest period if the average “trading price” (as defined in the 2006

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indenture) of a Note for the five consecutive trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals or exceeds 120% of the principal amount of the 2006 Notes. The contingent interest will equal 0.25% per annum calculated on the average trading price of a Note for the relevant five trading day period.

The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted. CBIZ may redeem the 2006 Notes for cash, either in whole or in part, anytime after June 6, 2011 at a redemption price equal to 100% of the principal amount of the 2006 Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the 2006 Notes will have the right to require CBIZ to repurchase for cash all or a portion of their 2006 Notes on June 1, 2011, June 1, 2016 and June 1, 2021, at a repurchase price equal to 100% of the principal amount of the 2006 Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including, the date of repurchase. The 2006 Notes are convertible into CBIZ common stock at a rate equal to 94.1035 shares per $1,000 principal amount of the 2006 Notes (equal to an initial conversion price of approximately $10.63 per share), subject to adjustment as described in the 2006 Indenture. Upon conversion, CBIZ will deliver for each $1,000 principal amount of 2006 Notes, an amount consisting of cash equal to the lesser of $1,000 and the conversion value (as defined in the 2006 Indenture) and, to the extent that the conversion value exceeds $1,000, at CBIZ’s election, cash or shares of CBIZ common stock in respect of the remainder. At December 31, 2010, the 2006 Notes are classified as a current liability based on the provision in the 2006 Indenture that gives the holders of the Notes the right to require CBIZ to repurchase the 2006 Notes on June 1, 2011.

On September 27, 2010, concurrent with the closing of the 2010 Notes, CBIZ repurchased $60.0 million of the 2006 Notes. The 2006 Notes were purchased at par through privately negotiated transactions and resulted in a non-cash pre-tax loss of approximately $2.0 million, primarily as a result of the write-off of the unamortized discount and the unamortized deferred debt costs related to the $60.0 million of 2006 Notes. The $2.0 million pre-tax loss was recorded in other income (expense), net in the consolidated statements of operations for the twelve months ended December 31, 2010.

If CBIZ undergoes a “fundamental change” (as defined in the 2006 Indenture), holders of the 2006 Notes will have the right, subject to certain conditions, to require CBIZ to repurchase for cash all or a portion of their 2006 Notes at a repurchase price equal to 100% of the principal amount of the 2006 Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any.

CBIZ separately accounts for the debt and equity components of the 2006 Notes. The carrying amount of the debt and equity components at December 31, 2010 and 2009 were as follow (in thousands):

	2010	2009

Principal amount of notes	$40,000	$100,000
Unamortized discount	(750)	(6,152)

Net carrying amount	$39,250	$93,848

Additional paid-in-capital, net of tax	$11,425	$11,425

The discount on the liability component of the 2006 Notes is being amortized using the effective interest method based upon an annual effective rate of 7.8%, which represents the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over five years from the date of issuance, which coincides with the first date that holders can require CBIZ to repurchase the 2006 Notes. At December 31, 2010, the unamortized discount had a remaining amortization period of approximately 5 months.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the twelve months ended December 31, 2010 and 2009, CBIZ recognized interest expense on the 2006 Notes and the 2010 Notes as follows (in thousands):

	2010	2009

Contractual coupon interest	$4,290	$3,125
Amortization of discount	4,210	3,961
Amortization of deferred financing costs	630	533

Total interest expense	$9,130	$7,619

Bank Debt

Effective June 4, 2010, CBIZ entered into a new credit agreement with Bank of America as agent for a group of seven participating banks. Under this agreement, CBIZ maintains a $275 million unsecured credit facility (“credit facility”), which replaced the prior $214 million credit agreement. The credit facility has a letter of credit sub-facility and matures in June 2014. On September 14, 2010, CBIZ amended its $275 million unsecured credit facility. The amendment allowed CBIZ to consummate the buy back and option transactions with CBIZ’s largest shareholder (see Note 14), to issue new senior subordinated convertible notes, and use up to $30 million of the proceeds from the new convertible notes to repurchase shares of common stock concurrent with the new convertible note transaction. In addition, the amendment increased the total and senior leverage ratios to accommodate these transactions and also allows CBIZ to continue its strategic growth strategy which includes future acquisitions.

The balance outstanding under the credit facility was $118.9 million and $110.0 million at December 31, 2010 and 2009, respectively. Rates for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009

Weighted average rates	3.66%	3.73%

Range of effective rates	2.71% - 6.40%	2.71% - 6.40%

CBIZ had approximately $106.2 million of available funds under the credit facility at December 31, 2010. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the credit facility, and are reduced by letters of credit and outstanding borrowings on the credit facility. Under the credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.

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

The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. There are no limitations on CBIZ’s ability to acquire businesses provided that the total and senior leverage ratios are less than 3.75 and 2.50, respectively. The total and senior leverage ratios are calculated in accordance with the credit agreement and as of December 31, 2010, were 3.66 and 1.64, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2010 and 2009 were as follows: (in thousands):

	2010	2009

Net unrealized losses on available-for-sale securities, net of income tax benefit of $266 and $228, respectively	$(394)	$(337)
Cumulative effect of adoption of accounting for other-than-temporary impaired investments, net of income tax benefit of $149	(223)	(223)
Net unrealized loss on interest rate swap, net of income tax benefit of $5 and $69, respectively	(11)	(121)
Foreign currency translation	(312)	(241)

Accumulated other comprehensive loss	$(940)	$(922)

10.	Lease Commitments

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Future minimum cash commitments under operating leases as of December 31, 2010 were as follows (in thousands):

	Gross
Year Ending	Operating Lease		Net Operating Lease
December 31,	Commitments(1)	Sub-Leases(2)	Commitments(1)

2011	$36,722	$1,807	$34,915
2012	32,258	1,616	30,642
2013	26,236	1,208	25,028
2014	19,119	966	18,153
2015	16,647	818	15,829
Thereafter	38,356	699	37,657

Total	$169,338	$7,114	$162,224

(1)	Includes lease commitments accrued in the consolidation and integration reserve as of December 31, 2010 as further described in Note 12.

(2)	A substantial portion of the sub-leases relate to restructuring lease obligations and are reflected in the consolidation and integration reserve as further described in Note 12.

Rent expense for continuing operations (excluding consolidation and integration charges) incurred under operating leases was $40.0 million, $40.6 million and $35.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Rent expense does not necessarily reflect cash payments, as further described under “Operating Leases” in Note 1.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases

CBIZ leases furniture and fixtures for certain office facilities under various capital lease agreements. Property acquired under capital lease agreements and recorded as “property and equipment, net” in the consolidated balance sheets at December 31, 2010 and 2009 was as follows (in thousands):

	2010	2009

Furniture and fixtures	$2,791	$2,791
Accumulated depreciation	(1,885)	(1,534)

Furniture and fixtures, net	$906	$1,257

Depreciation of furniture and fixtures acquired under capital lease agreements is recorded in “operating expenses” in the consolidated statements of operations. At December 31, 2010, there were no outstanding capital lease obligations as all amounts were paid during 2010. At December 31, 2009, current capital lease obligations totaled $0.2 million and were recorded as “other current liabilities” in the consolidated balance sheets.

11.	Commitments and Contingencies

Acquisitions

The purchase price that CBIZ normally pays for businesses and client lists consists of two components: an up-front, non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists’ actual future performance. The fair value of the purchase price contingency is recorded at the date of acquisition and remeasured each reporting period until the liability is settled. Shares of CBIZ common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to two years. Acquisitions are further disclosed in Note 19.

Indemnifications

CBIZ has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which CBIZ customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2010, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2010, 2009 and 2008, payments regarding such contracts and arrangements were not material.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $3.0 million and $3.5 million at December 31, 2010 and 2009, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at December 31, 2010 and 2009 was $1.5 million.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $3.4 million and $2.6 million at December 31, 2010 and 2009, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments and higher costs incurred if circumstances differ from the assumptions used in estimating the liability. The liability for the self-funded health insurance plan is included in other current liabilities in the consolidated balance sheets and was $3.4 million and $3.5 million at December 31, 2010 and 2009, respectively. CBIZ’s healthcare costs include health claims, administration fees to third-party administrators and premiums for stop-loss coverage.

Legal Proceedings

In May, June, July, August and September of 2010, the Company and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the United States District Court for the District of Arizona (Robert Facciola, et al v. Greenberg Traurig LLP, et al.) and in the Superior Court for Maricopa County Arizona (Victims Recovery, LLC v. Greenberg Traurig LLP, et al.; Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al.; Mary Marsh, et al v. Greenberg Traurig LLP, et al.; and ML Liquidating Trust v. Mayer Hoffman McCann, PC, et al.), respectively. The Maricopa County cases were removed to the United States District Court or Bankruptcy Court but have since been remanded to the Superior Court for Maricopa County. These remand orders are currently being appealed. The Facciola plaintiffs seek to proceed as a class action. Additionally, in November 2009, CBIZ MHM, LLC was named as a defendant in the United States District Court for the District of Arizona (Jeffery C. Stone v. Greenberg Traurig LLP, et al.). These matters arise out of the bankruptcy proceedings related to Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company are also defendants in these lawsuits. The motion phase of these proceedings has commenced.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12.	Consolidation and Integration Reserve

CBIZ recognizes a liability for non-cancelable lease obligations at abandoned properties based upon the net present value of remaining lease payments, net of estimated sublease payments. The liability is determined and recognized as of the cease-use date and adjustments to the liability are made for changes in estimates in the period in which a change becomes known.

Consolidation and integration charges are comprised of expenses associated with CBIZ’s on-going efforts to consolidate operations and locations in fragmented markets to promote and strengthen cross-serving between various practice groups. These expenses result from individual actions in several markets and are not part of a company-wide program. Consolidation and integration charges include costs for moving facilities, non-cancelable lease obligations, adjustments to lease accruals based on changes in sublease assumptions, severance obligations, and other related expenses.

During the year ended December 31, 2010, CBIZ recognized a charge of approximately $1.8 million for lease consolidation related activities as part of the acquisition of Goldstein Lewin & Company (see Note 19). There were no significant consolidation or integration activities during the year ended December 31, 2009. Other charges against income for the years ended December 31, 2010 and 2009 related to net present value of interest and changes in assumptions for spaces under sub-lease.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity during the years ended December 31, 2010 and 2009 was as follows (in thousands):

Consolidation
and Integration
Reserve

Reserve balance at December 31, 2008	$1,700
Adjustments against income(1)	759
Payments(2)	(1,331)

Reserve balance at December 31, 2009	1,128
Adjustments against income(1)	2,288
Payments(2)	(1,379)

Reserve balance at December 31, 2010	$2,037

(1)	Adjustments against income are included in “operating expenses” in the accompanying consolidated statements of operations.

(2)	Payments are net of sub-lease payments received.

Cash commitments required under these obligations are included in the schedule of future minimum cash commitments in Note 10. Determination of the consolidation and integration reserve includes significant judgment and estimates by management, primarily with respect to CBIZ’s ability to sublease vacated space. Actual results could differ from those estimates.

Consolidation and integration charges incurred during the years ended December 31, 2010, 2009 and 2008, and recorded as operating expenses in the consolidated statements of operations were as follows (in thousands):

	2010	2009	2008

Lease consolidation and abandonment	$2,288	$756	$1,081
Severance and other consolidation expenses	—	3	203

Total consolidation and integration charges	$2,288	$759	$1,284

13.	Employee Benefits

Employee Savings Plan

CBIZ sponsors a qualified 401(k) defined contribution plan that covers substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by CBIZ are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds including: equity, fixed income, stable value, and balanced — lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2010, 2009 and 2008, were approximately $8.4 million, $7.9 million and $7.0 million, respectively.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities as directed by the participants. The assets of the rabbi trust are held by CBIZ and recorded as “assets of deferred compensation plan” in the accompanying consolidated balance sheets.

Assets of the deferred compensation plan consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are based on published market prices at the end of the period. Adjustments to the fair value of these investments are recorded in “other income (expense), net”, offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of operations). For the years ended December 31, 2010, 2009 and 2008, CBIZ recorded gains or (losses) of $3.7 million, $5.5 million and ($7.6) million, respectively, related to these investments. These investments are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan. However, in the event that CBIZ becomes insolvent, the investments would be available to all unsecured general creditors.

Deferred compensation plan obligations represent amounts due to participants of the plan, and consist of accumulated participant deferrals and changes in fair value of investments thereon since the inception of the plan, net of withdrawals. This liability is an unsecured general obligation of CBIZ, and is recorded as “deferred compensation plan obligations” in the consolidated balance sheets.

14.	Common Stock

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

In 2006, CBIZ filed a registration statement with the SEC to register an undeterminable number of shares of Common Stock issuable by the Company upon conversion (the “Conversion Shares”) of the Company’s issued and outstanding 2006 Notes. The registration statement was declared effective on August 4, 2006. In September 2010, $60 million of the 2006 Notes were retired by CBIZ, leaving $40 million outstanding as of December 31, 2010. Although the Company cannot at this time determine the number of Conversion Shares it will issue upon conversion of the 2006 Notes, if any, the number of Conversion Shares will be calculated as set out in the S-3 Registration Statement filed by the Company with the SEC on July 21, 2006. In addition, in September 2010, CBIZ issued the 2010 Notes pursuant to Rule 144A of the Securities Act of 1933, as amended. The Company cannot at this time determine the number of shares of common stock it will issue upon conversion of these notes, although the number of shares of common stock it will issue, if any, will be calculated as defined in the indenture agreements with U.S. Bank National Association as trustee. The 2006 Notes and 2010 Notes are further discussed in Note 8.

Treasury Stock

CBIZ’s Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2010, 2009 and 2008. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules. The repurchase programs do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Repurchased shares are held in treasury, and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. Under CBIZ’s amended credit facility (described in Note 8), there are no limitations on CBIZ’s ability to repurchase CBIZ common stock provided that the Leverage Ratio, as defined by the credit facility, is less than 2.0.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 14, 2010, CBIZ’s Board of Directors authorized a supplemental share repurchase program allowing for an additional 7,716,669 shares of CBIZ’s common stock to be repurchased from CBIZ’s largest shareholder, Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote. In addition, on September 16, 2010, CBIZ’s Board of Directors authorized a second supplemental repurchase program allowing for an additional 4,578,894 shares of CBIZ’s common stock to be repurchased using a portion of the proceeds from the 2010 Notes transaction. The total cost of these two share repurchases was $48.2 million and $25.1 million for the Westbury and 2010 Notes transactions, respectively. See Note 18 for further discussion of the Westbury transaction.

Not including the shares repurchased from the 2010 supplemental share repurchase plans discussed above, CBIZ repurchased 1.1 million, 1.8 million and 4.8 million shares under the share repurchase programs during the years ended December 31, 2010, 2009 and 2008, at an aggregate cost (including fees and commissions) of $7.1 million, $13.3 million and $41.4 million, respectively.

15.	Employee Share Plans

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

The total number of shares of common stock that can be purchased under the ESPP shall not exceed one million shares. For each of the years ended December 31, 2010 and 2009, approximately 0.2 million shares were purchased under the ESPP and approximately $0.2 million was recorded as compensation expense, respectively.

Stock Awards

Stock awards outstanding at December 31, 2010 were granted pursuant to the 2002 Stock Incentive Plan (“the Plan”). A maximum of 15.0 million stock options, restricted stock or other stock based compensation awards may be granted under the Plan. Shares subject to award under the Plan may be authorized and unissued shares of CBIZ common stock or may be treasury shares.

CBIZ has granted stock options and restricted stock awards under the Plan. The terms and vesting schedules for stock-based awards vary by type and date of grant. Approximately 5.9 million shares were available for future grant at December 31, 2010.

During the years ended December 31, 2010, 2009 and 2008, CBIZ recognized compensation expense for these awards as follows (in thousands):

	2010	2009	2008

Stock options	$2,936	$2,748	$2,312
Restricted stock awards	2,370	2,006	1,428

Total stock-based compensation expense before income tax benefit	$5,306	$4,754	$3,740

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CBIZ utilized the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 were determined using the following weighted average assumptions:

	2010	2009	2008

Expected volatility(1)	32.70%	35.17%	34.28%
Expected option life (years)(2)	4.61	4.43	4.34
Risk-free interest rate(3)	2.05%	1.89%	2.70%
Expected dividend yield(4)	0.00%	0.00%	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals.

(2)	The expected option life was determined based upon CBIZ’s historical data using a midpoint scenario, which assumes all options are exercised halfway between the expiration date and the weighted average time it takes the option to vest.

(3)	The risk-free interest rate assumption was based upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.

(4)	The expected dividend yield assumption was determined in view of CBIZ’s historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.

Stock Options

Stock options granted during the years ended December 31, 2010, 2009 and 2008 were generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. Stock options granted prior to January 1, 2006 were generally subject to a 20% incremental vesting schedule over a five-year period commencing from the date of grant. Stock options expire six years from the date of grant, and are awarded with an exercise price equal to the market value of CBIZ’s common stock on the date of grant.

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

Stock option activity during the year ended December 31, 2010 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price Per	Contractual	Value
	(In thousands)	Share	Term	(In millions)

Outstanding at December 31, 2009	4,636	$7.41
Granted	1,420	$6.75
Exercised	(297)	$4.10
Expired or canceled	(106)	$7.64

Outstanding at December 31, 2010	5,653	$7.42	3.6 years	$0.6

Vested and exercisable at December 31, 2010	2,465	$7.48	2.4 years	$0.6

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $3.0 million, $3.3 million and $3.4 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.8 million, $1.3 million and $5.7 million, respectively. The intrinsic value is calculated as the difference between CBIZ’s stock price on the exercise date and the exercise price of each option exercised.

At December 31, 2010, CBIZ had unrecognized compensation cost for non-vested stock options of $5.6 million to be recognized over a weighted average period of approximately 1.7 years.

Restricted Stock Awards

Under the 2002 Stock Incentive Plan, certain employees and non-employee directors were granted restricted stock awards. Restricted stock awards are independent of option grants, and are granted at no cost to the recipients. The awards are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to five years from the date of grant. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock, subject to certain restrictions during the vesting period, and the awards are considered to be issued and outstanding from the date of grant. Shares granted under the plan cannot be sold, pledged, transferred or assigned during the vesting period. Restricted stock award activity during the year ended December 31, 2010 was as follows:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(In thousands)	Fair Value(1)

Non-vested at December 31, 2009	753	$7.65
Granted	387	$6.78
Vested	(307)	$7.43
Forfeited	(8)	$7.44

Non-vested at December 31, 2010	825	$7.33

(1)	Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.

At December 31, 2010, CBIZ had unrecognized compensation cost for restricted stock awards of $4.3 million to be recognized over a weighted average period of approximately 1.7 years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was approximately $2.3 million, $1.8 million and $1.2 million, respectively.

The market value of shares awarded during the years ended December 31, 2010, 2009 and 2008 was $2.6 million, $2.9 million and $2.7 million, respectively. This market value was recorded as unearned compensation and is being expensed ratably over the periods which the restrictions lapse. Awards outstanding at December 31, 2010 will be released from restrictions at dates ranging from February 2011 through May 2014.

16.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by diluted weighted average shares. Diluted weighted average shares are determined using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to CBIZ’s stock award programs, CBIZ’s convertible senior subordinated notes, business acquisitions, and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock awards is computed using the average market price for the period, in accordance with the treasury stock method.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described in Note 8, CBIZ’s 2006 Notes and 2010 Notes may result in future issuances of CBIZ common stock. Under the net share settlement method, potential shares issuable under the 2006 Notes and 2010 Notes will be considered dilutive, and will be included in the calculation of diluted weighted average shares if the Company’s market price per share exceeds the conversion price of $10.63 for the 2006 Notes and $7.41 of the 2010 Notes. As of December 31, 2010, 2009 and 2008, the Company’s market price per share had not exceeded the conversion price of the 2006 Notes or 2010 Notes.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008

Numerator:
Income from continuing operations	$27,940	$31,946	$31,822

Denominator:
Basic
Weighted average common shares outstanding	57,692	61,200	61,839

Diluted
Stock Options(1)	106	232	517
Restricted stock awards(1)	135	139	160
Contingent shares(2)	260	288	56

Diluted weighted average common shares outstanding	58,193	61,859	62,572

Earnings Per Share:
Basic earnings per share from continuing operations	$0.48	$0.52	$0.51

Diluted earnings per share from continuing operations	$0.48	$0.52	$0.51

(1)	For the years ended December 31, 2010, 2009 and 2008, a total of 5,382, 4,483 and 1,941 stock based awards (in thousands), respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met. See further discussion of acquisitions in Note 19.

17.	Supplemental Cash Flow Disclosures

Cash paid for interest and income taxes during the years ended December 31, 2010, 2009, and 2008 was as follows (in thousands):

	2010	2009	2008

Interest	$7,872	$8,586	$6,361

Income taxes	$18,412	$18,786	$24,290

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Non-cash investing and financing activities during the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008

Business acquisitions, including contingent consideration earned	$19,115	$17,483	$10,259

Estimated contingent purchase price payable	$11,689	$5,575	$—

Proceeds from sales of divested and discontinued operations	$—	$647	$231

Non-cash consideration paid for business acquisitions and intangible assets and proceeds received from divested operations were generally in the form of notes receivable, notes payable and CBIZ common stock.

18.	Related Parties

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

Pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest shareholder, Westbury, a company organized by CBIZ founder Michael G. DeGroote, CBIZ purchased 7,716,669 shares of CBIZ’s common stock at $6.25 per share for a total cost of approximately $48.2 million. Pursuant to the Westbury Agreement, CBIZ also purchased an option for $5.0 million, which expires on September 30, 2013, to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury.

A number of the businesses acquired by CBIZ are located in properties owned indirectly by and leased from persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $0.8 million, $1.0 million and $1.2 million during the years ended December 31, 2010, 2009 and 2008, respectively, under such leases which management believes were at market rates.

Rick L. Burdick, a director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). Akin Gump performed legal work for CBIZ during the years ended December 31, 2010, 2009 and 2008 for which the firm received approximately $0.8 million, $0.4 million and $0.9 million from CBIZ, respectively.

Robert A. O’Byrne, President, Employee Services, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O’Byrne was an owner. During 2010, the partnership did not receive any payments from CBIZ, and during the years ended December 31, 2009 and 2008. the partnership received from CBIZ approximately $0.1 million $0.2 million, respectively.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $3.4 million and $2.6 million as of December 31, 2010 and 2009, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

19.	Acquisitions

During the twelve months ended December 31, 2010, CBIZ acquired substantially all of the assets of four companies: Goldstein Lewin & Company, National Benefit Alliance, South Winds, Inc. (dba “Benexx”) and Kirkland, Russ, Murphy & Tapp. Goldstein Lewin & Company, an accounting and financial services company located in Boca Raton, Florida, purchased on January 1, 2010, provides accounting services and financial advisory services, tax planning and compliance, wealth preservation and estate planning, business valuation and litigation support. National Benefit Alliance, an employee benefits company located in Midvale, Utah, purchased on January 1, 2010, designs, implements and administers employee benefit plans for government contractors as well as commercial clients. Benexx, a retirement plan consulting firm located in Baltimore, Maryland, purchased on August 1, 2010, provides 401K and other qualified retirement plan services for small and mid-sized companies. Kirkland, Russ, Murphy & Tapp, an accounting and financial services company located in Tampa, Florida, purchased on November 1, 2010, provides assurance, tax, business valuation, financial advisory and consulting services. The operating results of Goldstein Lewin & Company and Kirkland, Russ, Murphy & Tapp are reported in the Financial Services practice group and the operating results of National Benefit Alliance and Benexx are reported in the Employee Services practice group.

Aggregate consideration for these acquisitions is expected to be approximately $49.6 million, which consists of $29.4 million in cash and $3.5 million in CBIZ common stock that was paid at closing, $0.4 million in guaranteed future consideration, and $16.3 million net present value in contingent consideration to be settled primarily in cash and a portion in common stock, subject to the acquired operations achieving certain performance targets.

The preliminary aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable, net	$597
Work in process, net	697
Prepaid expenses and other current assets	1,430
Fixed assets	1,659
Identifiable intangible assets	11,550
Accrued liabilities	(303)

Total identifiable net assets	$15,630
Goodwill	33,986

Aggregate purchase price	$49,616

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The potential undiscounted amount of all future payments that CBIZ could be required

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to make under the contingent arrangements is between $0 and $17.0 million. At the acquisition date, CBIZ is required to record the fair value of these obligations, which was $16.3 million, utilizing a probability weighted income approach. During 2010, payments totaling $3.3 million consisting of cash and stock were paid as contingent consideration that related to the 2010 acquisitions. At December 31, 2010, the remaining fair value of the contingent consideration arrangements related to the 2010 acquisitions was $13.1 million, of which $2.6 million was recorded in “Other current liabilities” and $10.5 million was recorded in “Other non-current liabilities” in the consolidated balance sheets.

The goodwill of $34.0 million arising from the acquisitions in the current year consists largely of expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. The goodwill recognized is deductible for income tax purposes.

During 2010, CBIZ adjusted the fair value of the contingent consideration arrangements related to CBIZ’s prior acquisitions from $5.6 million to $4.2 million due to lower than originally projected future results of the acquired businesses.

In addition, CBIZ paid $20.0 million in cash, approximately 13,100 shares of common stock were issued, and 265,000 shares of common stock became issuable during the twelve months ended December 31, 2010 as contingent proceeds and payments against notes payable for previous acquisitions.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill of $9.5 million arising from the acquisitions consists largely of expected future earnings and cash flow from the acquired management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross selling opportunities expected with the Financial Services group and the Employee Services group to help strengthen the Company’s existing service offerings and expand its market position. The goodwill recognized is deductible for income tax purposes.

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

The operating results of all acquired businesses are included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements are recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) is allocated to goodwill.

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the years ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

Goodwill	$52,966	$31,646

Client lists	$10,970	$7,016

Other intangible assets	$580	$420

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Discontinued Operations and Divestitures

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

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “(Loss) gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned. During the twelve months ended December 31, 2010, CBIZ sold two businesses and closed one business from the National Practices group. Proceeds from the sales consisted of $0.2 million in cash and resulted in a pre-tax loss of approximately $0.7 million, and the office closure resulted in a pre-tax loss of approximately $1.1 million.

During the twelve months ended December 31, 2009, CBIZ did not sell any operations. Gains recorded for the twelve months ended December 31, 2009 related to contingent proceeds of $0.2 million for a Financial Services operation that was sold during 2007 and an adjustment to reserves established for an operation that was closed in 2008.

During the twelve months ended December 31, 2008, CBIZ sold an operation from the Financial Services practice group, closed an operation from the National Practice group and received contingent proceeds from a Financial Services operation that was sold in the third quarter of 2007. CBIZ received cash proceeds of approximately $1.6 million and recognized pre-tax losses of approximately $0.1 million as a result of these divestitures.

Revenue and results from operations of discontinued operations for the years ended December 31, 2010, 2009 and 2008 are separately reported as “Loss from discontinued operations, net of tax” in the consolidated statements of operations and were as follows (in thousands):

	2010	2009	2008

Revenue	$2,875	$13,938	$18,615

Loss from operations of discontinued operations before income tax benefit	$(4,024)	$(1,340)	$(1,742)
Income tax benefit	1,571	580	592

Loss from operations of discontinued operations, net of tax	$(2,453)	$(760)	$(1,150)

(Losses) gains on disposals of discontinued operations for the years ended December 31 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008

(Loss) gain on disposal of discontinued operations, before income tax expense	$(1,785)	$350	$(106)
Income tax benefit (expense)	812	(140)	(162)

(Loss) gain on disposal of discontinued operations, net of tax	$(973)	$210	$(268)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010 and 2009, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	2010	2009

Assets:
Accounts receivable, net	$16	$2,052
Goodwill and other intangible assets, net	—	1,436
Property and equipment, net	—	131
Other current assets	125	602

Assets of discontinued operations	$141	$4,221

Liabilities:
Accounts payable	$8	$895
Accrued personnel costs	38	198
Other current liabilities	243	1,198

Liabilities of discontinued operations	$289	$2,291

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “gain on sale of operations, net” in the consolidated statements of operations and totaled gains of $0.5 million, $1.0 million and $0.7 million the years ended December 31, 2010, 2009 and 2008, respectively. These gains relate to sales made in the respective period, contingent consideration earned on sales made in previous periods, and deferred gains that are recognized as cash payments are received. CBIZ received cash proceeds for divestiture activity totaling $7.9 million, $0.7 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands, except per share amounts).

	2010
	March 31,	June 30,	September 30,	December 31,

Revenue	$210,217	$180,783	$176,466	$165,039
Operating expenses	172,223	159,123	158,095	157,352

Gross margin	37,994	21,660	18,371	7,687
Corporate general and administrative	8,984	6,638	6,907	7,085

Operating income	29,010	15,022	11,464	602
Other income (expense):
Interest expense	(3,168)	(3,411)	(3,735)	(4,994)
Gain on sale of operations, net	374	2	89	1
Other income (expense), net	2,173	(2,047)	1,015	2,391

Total other expense, net	(621)	(5,456)	(2,631)	(2,602)

Income (loss) from continuing operations before income tax expense (benefit)	28,389	9,566	8,833	(2,000)
Income tax expense (benefit)	11,494	2,654	3,480	(780)

Income (loss) from continuing operations	16,895	6,912	5,353	(1,220)
Loss from operations of discontinued operations, net of tax	(475)	(894)	(558)	(526)
(Loss) gain on disposal of discontinued operations, net of tax	(436)	(596)	37	22

Net income (loss)	$15,984	$5,422	$4,832	$(1,724)

Earnings (loss) per share(1):
Basic:
Continuing operations	$0.27	$0.11	$0.09	$(0.02)
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.01)

Net income (loss)	$0.26	$0.09	$0.08	$(0.04)

Diluted:
Continuing operations	$0.27	$0.11	$0.09	$(0.02)
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.01)

Net income (loss)	$0.26	$0.09	$0.08	$(0.04)

Basic weighted average common shares	61,509	61,448	59,108	48,825

Diluted weighted average common shares	62,065	61,837	59,579	48,825

(1)	The sum of the quarterly net income per share amounts do not equal the reported annual amount as each is computed independently based upon the weighted-average number of shares outstanding for the period.

During the fourth quarter of 2010, CBIZ committed to the divestiture of one operation in the Financial Services practices group. This divestiture qualified as a discontinued operation, and as such required restatement of prior period results of operations to move the discontinued operations from “Income from continuing operations” to “Loss from operations of discontinued operations, net of tax.”

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009
	March 31,	June 30,	September 30,	December 31,

Revenue	$216,281	$185,056	$175,637	$162,162
Operating expenses	173,887	165,343	159,933	151,810

Gross margin	42,394	19,713	15,704	10,352
Corporate general and administrative	7,709	7,674	8,491	6,848

Operating income	34,685	12,039	7,213	3,504
Other income (expense):
Interest expense	(3,503)	(3,522)	(3,181)	(3,186)
Gain (loss) on sale of operations, net	80	14	910	(15)
Other (expense) income, net	(591)	2,896	3,144	1,173

Total other (expense) income, net	(4,014)	(612)	873	(2,028)

Income from continuing operations before income tax expense	30,671	11,427	8,086	1,476
Income tax expense	12,329	4,586	2,729	70

Income from continuing operations	18,342	6,841	5,357	1,406
Loss from operations of discontinued operations, net of tax	(168)	(189)	(281)	(122)
Gain on disposal of discontinued operations, net of tax	7	144	27	32

Net income	$18,181	$6,796	$5,103	$1,316

Earnings (loss) per share:
Basic:
Continuing operations	$0.30	$0.11	$0.09	$0.02
Discontinued operations	—	—	(0.01)	—

Net income	$0.30	$0.11	$0.08	$0.02

Diluted:
Continuing operations	$0.30	$0.11	$0.09	$0.02
Discontinued operations	(0.01)	—	(0.01)	—

Net income	$0.29	$0.11	$0.08	$0.02

Basic weighted average common shares	61,295	61,436	61,176	60,896

Diluted weighted average common shares	61,950	61,870	61,712	61,561

During the fourth quarter of 2009, CBIZ committed to the divestiture of three operations in the National Practices group. These divestitures qualified as discontinued operations, and as such required restatement of prior period results of operations to move the discontinued operations from “Income from continuing operations” to “Loss from operations of discontinued operations, net of tax.”

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Segment Disclosures

CBIZ’s business units have been aggregated into four practice groups: Financial Services; Employee Services; MMP; and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines.

A general description of services provided by practice group is provided in the table below.

Financial Services	Employee Services	MMP	National Practices

• Accounting • Tax • Financial Advisory • Valuation • Litigation Support • Internal Audit • Family Office Services • Fraud Detection • Real Estate Advisory	• Group Health • Property & Casualty • Retirement Planning • Payroll Services • Life Insurance • Human Capital Management • Compensation Consulting • Recruiting • Actuarial Service	• Coding and Billing • Accounts Receivable Management • Full Practice Management Services	• Managed Networking and Hardware Services • Health Care Consulting • Mergers & Acquisitions

Corporate and Other.  Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of certain health care costs, gains or losses attributable to assets held in the Company’s deferred compensation plan, stock-based compensation, consolidation and integration charges, certain advertising costs and other various expenses.

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

CBIZ operates in the United States and Canada and revenue generated from such operations during the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

United States	$730,954	$737,698	$684,074
Canada	1,551	1,438	1,500

Total Revenue	$732,505	$739,136	$685,574

There is no one customer that represents a significant portion of CBIZ’s revenue.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Year Ended December 31, 2010
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$382,234	$174,097	$148,425	$27,749	$—	$732,505
Operating expenses	328,676	144,552	131,897	25,794	15,874	646,793

Gross margin	53,558	29,545	16,528	1,955	(15,874)	85,712
Corporate general & admin	—	—	—	—	29,614	29,614

Operating income (loss)	53,558	29,545	16,528	1,955	(45,488)	56,098
Other income (expense):
Interest expense	(6)	(25)	—	—	(15,277)	(15,308)
Gain on sale of operations, net	—	—	—	—	466	466
Other income, net	201	323	300	(1)	2,709	3,532

Total other income (expense)	195	298	300	(1)	(12,102)	(11,310)

Income (loss) from continuing operations before income tax expense	$53,753	$29,843	$16,828	$1,954	$(57,590)	$44,788

	Year Ended December 31, 2009
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$379,690	$170,846	$160,632	$27,968	$—	$739,136
Operating expenses	328,977	141,710	139,763	25,002	15,521	650,973

Gross margin	50,713	29,136	20,869	2,966	(15,521)	88,163
Corporate general & admin	—	—	—	—	30,722	30,722

Operating income (loss)	50,713	29,136	20,869	2,966	(46,243)	57,441
Other income (expense):
Interest expense	(26)	(27)	—	(1)	(13,338)	(13,392)
Gain on sale of operations, net	—	—	—	—	989	989
Other income, net	309	1,076	299	3	4,935	6,622

Total other income (expense)	283	1,049	299	2	(7,414)	(5,781)

Income (loss) from continuing operations before income tax expense	$50,996	$30,185	$21,168	$2,968	$(53,657)	$51,660

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	Financial	Employee		National	Corporate
	Services	Services	MMP	Practices	and Other	Total

Revenue	$311,763	$181,793	$164,950	$27,068	$—	$685,574
Operating expenses	265,033	150,833	143,395	23,850	4,644	587,755

Gross margin	46,730	30,960	21,555	3,218	(4,644)	97,819
Corporate general & admin	—	—	—	—	28,691	28,691

Operating income (loss)	46,730	30,960	21,555	3,218	(33,335)	69,128
Other income (expense):
Interest expense	(12)	(25)	—	(6)	(10,743)	(10,786)
Gain on sale of operations, net	—	—	—	—	745	745
Other income (expense), net	287	1,269	290	11	(9,475)	(7,618)

Total other income (expense)	275	1,244	290	5	(19,473)	(17,659)

Income (loss) from continuing operations before income tax expense	$47,005	$32,204	$21,845	$3,223	$(52,808)	$51,469

23.	Subsequent Events

On December 31, 2010, CBIZ entered into an agreement to sell its individual wealth management business effective January 1, 2011. Annual revenue from this business approximated $6.0 million and was reported in the Employee Services group. The accounting for this transaction was not complete as of the filing date of this Annual Report on Form 10-K, however, it is not expected to have a material impact on CBIZ’s consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND
RESERVES FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E
		Additions
	Balance at	Charged to	Charged	Acquisitions	Charge-offs,	Balance at
	Beginning of	Cost and	to Other	and	Net of	End of
	Period	Expense	Accounts	Divestitures	Recoveries	Period

Year ended December 31, 2010
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$8,510	$4,729	$—	$—	$(2,591)	$10,648

Year ended December 31, 2009
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$8,126	$8,021	$—	$—	$(7,637)	$8,510

Year ended December 31, 2008
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$5,172	$7,183	$—	$—	$(4,229)	$8,126