Form 10-Q
period 2011-03-31
CBIZ, Inc.
filed 2011-05-10
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at April 30, 2011
Common Stock, par value $0.01 per share	50,725,636

CBIZ, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	MARCH 31,	DECEMBER 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$231	$724
Restricted cash	18,095	20,171
Accounts receivable, net	169,672	138,068
Income taxes refundable	—	3,684
Deferred income taxes — current	4,224	4,236
Other current assets	12,621	11,958
Assets of discontinued operations	710	640

Current assets before funds held for clients	205,553	179,481
Funds held for clients — current	110,216	73,987

Total current assets	315,769	253,468

Property and equipment, net	22,737	23,895
Deferred income taxes — non-current, net	—	837
Goodwill and other intangible assets, net	420,868	426,410
Assets of deferred compensation plan	35,429	33,361
Funds held for clients — non-current	3,985	10,216
Other assets	7,607	8,112

Total assets	$806,395	$756,299

LIABILITIES
Current liabilities:
Accounts payable	$27,499	$30,814
Income taxes payable — current	7,558	—
Accrued personnel costs	26,242	33,030
Notes payable — current	236	10,983
Convertible notes, net	39,700	39,250
Other current liabilities	26,444	27,321
Liabilities of discontinued operations	621	562

Current liabilities before client fund obligations	128,300	141,960
Client fund obligations	116,960	87,362

Total current liabilities	245,260	229,322

Convertible notes, net	117,168	116,577
Bank debt	132,800	118,900
Income taxes payable — non-current	5,424	5,285
Deferred income taxes — non-current	596	—
Deferred compensation plan obligations	35,429	33,361
Other non-current liabilities	19,672	23,182

Total liabilities	556,349	526,627

STOCKHOLDERS’ EQUITY
Common stock	1,099	1,096
Additional paid-in capital	541,454	539,389
Retained earnings	63,883	45,978
Treasury stock	(355,851)	(355,851)
Accumulated other comprehensive loss	(539)	(940)

Total stockholders’ equity	250,046	229,672

Total liabilities and stockholders’ equity	$806,395	$756,299

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Revenue	$209,891	$209,381
Operating expenses	169,428	171,449

Gross margin	40,463	37,932
Corporate general and administrative expenses	9,661	8,984

Operating income	30,802	28,948

Other income (expense):
Interest expense	(4,915)	(3,168)
Gain on sale of operations, net	2,743	374
Other income, net	3,081	2,173

Total other income (expense), net	909	(621)

Income from continuing operations before income tax expense	31,711	28,327

Income tax expense	13,587	11,471

Income from continuing operations after income tax expense	18,124	16,856

Loss from operations of discontinued operations, net of tax	(259)	(436)

Gain (loss) on disposal of discontinued operations, net of tax	40	(436)

Net income	$17,905	$15,984

Earnings (loss) per share:
Basic:
Continuing operations	$0.37	$0.27
Discontinued operations	(0.01)	(0.01)

Net income	$0.36	$0.26

Diluted:
Continuing operations	$0.36	$0.27
Discontinued operations	—	(0.01)

Net income	$0.36	$0.26

Basic weighted average shares outstanding	49,322	61,509

Diluted weighted average shares outstanding	49,755	62,065

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Cash flows from operating activities:
Net income	$17,905	$15,984
Adjustments to reconcile net income to net cash used in operating activities:
Loss from operations of discontinued operations, net of tax	259	436
(Gain) loss on disposal of discontinued operations, net of tax	(40)	436
Gain on sale of operations, net	(2,743)	(374)
Amortization of discount on convertible notes	1,041	1,042
Amortization of deferred financing costs	448	221
Bad debt expense, net of recoveries	1,323	1,087
Depreciation and amortization expense	5,030	5,125
Adjustment to contingent earnout liability	(1,109)	(721)
Deferred income taxes	1,100	(1,326)
Employee stock awards	1,324	1,294
Excess tax benefits from share based payment arrangements	(114)	(49)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	2,076	4,021
Accounts receivable, net	(32,927)	(40,827)
Other assets	(649)	1,078
Accounts payable	(3,319)	(3,089)
Income taxes payable/refundable	11,686	12,156
Accrued personnel costs and other liabilities	(4,771)	(3,407)

Net cash used in continuing operations	(3,480)	(6,913)
Operating cash flows used in discontinued operations	(270)	(962)

Net cash used in operating activities	(3,750)	(7,875)

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(10,860)	(26,039)
Purchases of client fund investments	(4,931)	—
Proceeds from the sales and maturities of client fund investments	5,067	—
Proceeds from sales of divested and discontinued operations	486	874
Additions to property and equipment, net	(531)	(887)
Other	(1)	(7)

Net cash used in investing activities	(10,770)	(26,059)

Cash flows from financing activities:
Proceeds from bank debt	115,100	137,875
Payment of bank debt	(101,200)	(108,425)
Payment of contingent consideration for acquisitions	(330)	—
Payment for acquisition of treasury stock	—	(29)
Proceeds from exercise of stock options	628	645
Excess tax benefit from exercise of stock awards	114	49
Other	(285)	(42)

Net cash provided by financing activities	14,027	30,073

Net decrease in cash and cash equivalents	(493)	(3,861)
Cash and cash equivalents at beginning of year	724	7,178

Cash and cash equivalents at end of period	$231	$3,317

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of March 31, 2011 and December 31, 2010, and the consolidated results of their operations and cash flows for the three months ended March 31, 2011 and 2010. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2010.

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ. See CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion.

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

Reclassifications

Certain amounts in the 2010 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured.

CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition policies is included in the Annual Report on Form 10-K for the year ended December 31, 2010.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29 (“ASU 2010-29”) “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which amends Accounting Standards Codification (“ASC”) 805 by requiring disclosure of pro forma information for business combinations that occurred in the current reporting period. The required disclosures include pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations in which the acquisition date is on or after the first day of the annual period beginning on or after December 15, 2010. The adoption of ASU 2010-29 will result in the Company providing additional annual pro forma disclosures for significant business combinations that occur subsequent to December 31, 2010.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which adds disclosure requirements about transfers in and out of Levels 1 and 2, for activity relating to Level 3 measurements, and clarifies input and valuation techniques. ASU 2010-06 was effective for the first reporting period beginning after December 15, 2009, except as it pertained to the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. The Level 3 requirement is effective for fiscal years beginning after December 15, 2010. CBIZ has adopted all the provisions of ASU 2010-06 and the adoption did not have a material impact on CBIZ’s consolidated financial statements.

2.	Accounts Receivable, Net

Accounts receivable balances at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	2011	2010
Trade accounts receivable	$123,868	$119,205
Unbilled revenue	55,871	29,483

Total accounts receivable	179,739	148,688
Allowance for doubtful accounts	(10,067)	(10,620)

Accounts receivable, net	$169,672	$138,068

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	2011	2010
Goodwill	$341,936	$344,086
Intangible assets:
Client lists	116,661	117,029
Other intangible assets	9,407	9,506

Total intangible assets	126,068	126,535

Total goodwill and intangibles assets	468,004	470,621
Accumulated amortization:
Client lists	(41,853)	(39,206)
Other intangible assets	(5,283)	(5,005)

Total accumulated amortization	(47,136)	(44,211)

Goodwill and other intangible assets, net	$420,868	$426,410

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	2011	2010
Operating expenses	$4,938	$5,020
Corporate general and administrative expenses	92	105

Total depreciation and amortization expense	$5,030	$5,125

5.	Borrowing Arrangements

CBIZ has three primary debt arrangements at March 31, 2011 that provide the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million, the 2006 Convertible Senior Subordinated Notes (“2006 Notes”) totaling $40 million, and a $275 million unsecured credit facility.

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at March 31, 2011 and December 31, 2010 were as follow (in thousands):

	March 31,	December 31,
	2011	2010
Principal amount of notes	$130,000	$130,000
Unamortized discount	(12,832)	(13,423)

Net carrying amount	$117,168	$116,577

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount on the liability component of the 2010 Notes is being amortized using the effective interest method based upon an annual effective rate of 7.5%, which represents the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over the term of the 2010 Notes which is five years from the date of issuance. At March 31, 2011, the unamortized discount had a remaining amortization period of approximately 54 months. Refer to the Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on the 2010 Notes.

2006 Convertible Senior Subordinated Notes

On May 30, 2006, CBIZ sold and issued $100.0 million in convertible senior subordinated notes and on September 27, 2010, CBIZ repurchased $60.0 million of the 2006 Notes. These 2006 Notes are direct, unsecured, senior subordinated obligations of CBIZ and rank (i) junior in right of payment to all of CBIZ’s existing and future senior indebtedness, (ii) equal in right of payment with any other future senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness. The 2006 Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted. CBIZ may redeem the 2006 Notes for cash, either in whole or in part, anytime after June 6, 2011 at a redemption price equal to 100% of the principal amount of the 2006 Notes to be redeemed plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including the date of redemption. In addition, holders of the 2006 Notes will have the right to require CBIZ to repurchase for cash all or a portion of their 2006 Notes on June 1, 2011, June 1, 2016 and June 1, 2021, at a repurchase price equal to 100% of the principal amount of the 2006 Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including, the date of repurchase. At March 31, 2011 and December 31, 2010, the 2006 Notes are classified as a current liability based on the provision in the 2006 Indenture that gives the holders of the Notes the right to require CBIZ to repurchase the 2006 Notes on June 1, 2011.

CBIZ separately accounts for the debt and equity components of the 2006 Notes. The carrying amount of the debt and equity components at March 31, 2011 and December 31, 2010 were as follow (in thousands):

	March 31,	December 31,
	2011	2010
Principal amount of notes	$40,000	$40,000
Unamortized discount	(300)	(750)

Net carrying amount	$39,700	$39,250

Additional paid-in-capital, net of tax	$11,425	$11,425

The discount on the liability component of the 2006 Notes is being amortized using the effective interest method based upon an annual effective rate of 7.8%, which represents the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over five years from the date of issuance, which coincides with the first date that holders can require CBIZ to repurchase the 2006 Notes. At March 31, 2011, the unamortized discount had a remaining amortization period of approximately

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
two months. Refer to the Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on the 2006 Notes.

During the three months ended March 31, 2011 and 2010, CBIZ recognized interest expense on the 2010 Notes and 2006 Notes as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Contractual coupon interest	$1,897	$781
Amortization of discount	1,041	1,042
Amortization of deferred financing costs	232	133

Total interest expense	$3,170	$1,956

Bank Debt

CBIZ maintains a $275 million unsecured credit facility (“credit facility”) with Bank of America as agent for a group of seven participating banks. On April 11, 2011, the credit facility was amended to extend the maturity date one year to June 2015, reduce interest on outstanding balances, reduce commitment fees on the unused amount, and adjust the leverage ratio limits to provide CBIZ with more flexibility. The balance outstanding under the credit facility was $132.8 million and $139.5 million at March 31, 2011 and 2010, respectively. Rates for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Weighted average rates	3.97%	3.09%

Range of effective rates	3.25% - 5.75%	2.71% - 6.40%

CBIZ had approximately $91.9 million of available funds under the credit facility at March 31, 2011. The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. There are no limitations on CBIZ’s ability to acquire businesses provided that the total and senior leverage ratios are less than 3.75 and 2.50, respectively. The total and senior leverage ratios are calculated in accordance with the credit agreement and as of March 31, 2011, were 3.70 and 1.68, respectively. Refer to the Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on the credit facility.

6.	Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $2.8 million and $3.0 million as of March 31, 2011 and December 31, 2010, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2011 and December 31, 2010 was $1.6 million and $1.5 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $3.4 million as of March 31, 2011 and December 31, 2010. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments and higher costs incurred if circumstances differ from the assumptions used in estimating the liability. The liability for the self-funded health insurance plan is included in other current liabilities in the consolidated balance sheets and was $4.6 million and $3.4 million at March 31, 2011 and December 31, 2010, respectively. CBIZ’s net healthcare costs include health claims, administration fees to the third-party administrators and premiums for stop-loss coverage.

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

Corporate Bonds

CBIZ held corporate bonds with par values totaling $18.4 million and $14.6 million at March 31, 2011 and December 31, 2010, respectively. Corporate bonds have maturity dates ranging from May 2011 through July 2015, and are included in “Funds held for clients — current” on the consolidated balance sheets as these investments are highly liquid and are classified as available-for-sale. During the three months ended March 31, 2011, CBIZ purchased bonds with a par value totaling $4.9 million, sold bonds with a par value totaling $1.0 million, and had an additional $0.1 million par value of bonds that matured.

Auction Rate Securities (“ARS”)

During the first quarter of 2011, CBIZ sold one of its three investments in ARS at par. At March 31, 2011, CBIZ held two remaining investments in ARS with par values totaling $9.4 million and fair values totaling $6.6 million. In April 2011, CBIZ sold one of the two remaining ARS. A loss of approximately $0.1 million was recorded in “Other income (loss), net” in the consolidated statements of operations related to this ARS during the first quarter of 2011. The difference between par value and fair value for the one remaining ARS is deemed to be temporary and is therefore recorded as unrealized losses in accumulated other comprehensive loss (“AOCL”), net of tax. See Note 8 for further discussion of ARS.

Interest Rate Swaps

CBIZ has used interest rate swaps to manage interest rate risk exposure in the past and had two swap arrangements that expired in January 2011. CBIZ had no swap arrangements under contract at March 31, 2011, but management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

At December 31, 2010, each of the interest rate swaps was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swaps and their classification on the consolidated balance sheets at December 31, 2010 (in thousands).

	December 31, 2010
	Notional	Fair	Balance Sheet
	Amount	Value (b)	Location
Interest rate swaps (a)	$20,000	$16	Other current liabilities

(a)	Represents two interest rate swaps, each with a notional value of $10.0 million and terms of two years that expired in January, 2011. Under the terms of the interest rate swaps, CBIZ paid interest at a fixed rate of 1.55% and 1.59%, respectively, plus applicable margin under the credit agreement, and received or paid interest that varied with the three-month LIBOR. Interest was calculated by reference to the respective $10.0 million notional amount of the interest rate swap and payments were exchanged every three months.

(b)	See additional disclosures regarding fair value measurements in Note 8.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
8.	Fair Value Measurements

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

The following table summarizes CBIZ’s assets and liabilities at March 31, 2011 and December 31, 2010 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	March 31, 2011	December 31, 2010
Deferred compensation plan assets	1	$35,429	$33,361
Corporate bonds	1	$19,375	$15,255
Auction rate securities	1	$2,600	$—
Interest rate swaps	2	$—	$(16)
Auction rate securities	3	$3,985	$10,216
Contingent purchase price liabilities	3	$(15,826)	$(17,265)
During the three months ended March 31, 2011, an ARS with a fair value of $2.6 million was transferred from Level 3 to Level 1 based on the sale of this investment in April 2011. During the three months ended March 31, 2011, there were no other transfers between the valuation hierarchy Levels 1, 2 or 3. The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the three months ended March 31, 2011 (pre-tax basis) (in thousands):

	Auction Rate	Contingent Purchase
	Securities	Price Liabilities
Beginning balance — January 1, 2011	$10,216	$(17,265)
Transfers out of Level 3	(2,600)	—
Sale of auction rate security	(4,000)	—
Payment of contingent purchase price liability	—	330
Unrealized gains included in accumulated other comprehensive loss	269	—
Change in fair value of contingency	—	1,152
Change in net present value of contingency	—	(43)
Increase in expected cash flows of OTTI investment	100	—

Ending balance — March 31, 2011	$3,985	$(15,826)

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Auction Rate Securities — During the first quarter of 2011, CBIZ sold one investment in ARS at par, leaving two investments in ARS at March 31, 2011 with par values totaling $9.4 million. For one of these ARS, the decline in fair value is considered to be temporary. The par value of this ARS is $4.4 million and the fair value was estimated to be $4.0 million at March 31, 2011 and December 31, 2010. For this ARS, CBIZ has determined that the impairment is temporary due to dislocation in the credit markets, the quality of the investments and the underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuer’s ability to refinance if necessary. This ARS with temporary declines in fair value was classified as Level 3 and in included in “Funds held for clients — non-current”, as CBIZ does not intend to sell this investment until an anticipated recovery of par value occurs. This ARS matures October 1, 2037.

The par value of the remaining ARS is $5.0 million and the fair value was $2.6 million and $2.5 million at March 31, 2011 and December 31, 2010, respectively. This ARS is classified as Level 1 and the fair value is recorded in “Funds held for clients — current” in the consolidated balance sheets at March 31, 2011 as this investment in ARS was sold on April 5, 2011 for $2.6 million. CBIZ’s policy to record transfers between levels is based on the changes in facts and circumstances of the respective asset or liability that is being reported at fair value.

Contingent Purchase Price Liabilities — Contingent purchase price liabilities resulted from business acquisitions made after January 1, 2009, and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. The contingent purchase price liabilities are included in “Other current liabilities” and “Accrued expenses — non-current”, depending on the expected settlement date. During the three months ended March 31, 2011, the contingent liability decreased as a result of payments totaling $0.3 million and a $1.2 million adjustment to the estimate of future contingent liabilities. See Note 12 for further discussion of contingent purchase price liabilities.

The following table provides additional information with regards to the ARS with temporary impairments, aggregated by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2011		December 31, 2010
	12 Months or Greater		12 Months of Greater
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$3,985	$395	$7,716	$664
The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Convertible Notes	$39,700	$39,950	$39,250	$40,050
2010 Convertible Notes	$117,168	$157,535	$116,577	$141,670
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

Other comprehensive income (loss) is reflected as an increase (decrease) to stockholders’ equity and is not reflected in CBIZ’s results of operations. Other comprehensive income (loss) for the three months ended March 31, 2011 and 2010, net of tax, was as follows (in thousands):

	2011	2010
Net income	$17,905	$15,984
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of $(271) and $50, respectively	406	(75)
Net unrealized gain on interest rate swaps, net of income tax expense of $6 and $3, respectively	10	4
Foreign currency translation	(15)	(15)

Total other comprehensive income (loss)	401	(86)

Comprehensive income	$18,306	$15,898

Accumulated other comprehensive loss, net of tax, was approximately $0.5 million and $0.9 million at March 31, 2011 and December 31, 2010, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and foreign currency translation at March 31, 2011 and December 31, 2010, and also included adjustments for interest rate swaps at December 31, 2010.

10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 2002 Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2010. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	2011	2010
Stock options	$717	$760
Restricted stock awards	607	534

Total stock-based compensation expense	$1,324	$1,294

Stock award activity during the three months ended March 31, 2011 was as follows (in thousands, except per share data):

	Stock
	Options		Restricted Stock Awards
		Weighted Average		Weighted Average
		Exercise Price Per		Grant-Date Fair
	Number of Options	Share	Number of Shares	Value (1)
Outstanding at beginning of year	5,653	$7.42	825	$7.33
Granted	—	—	70	$6.95
Exercised or released	(182)	$3.45	(56)	$7.00
Expired or canceled	(38)	$7.69	—	—

Outstanding at March 31, 2011	5,433	$7.55	839	$7.32

Exercisable at March 31, 2011	2,256	$7.80

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations for the three months ended March 31, 2011 and 2010 (in thousands, except per share data).

	2011	2010
Numerator:
Income from continuing operations after income tax expense	$18,124	$16,856

Denominator:
Basic
Weighted average common shares outstanding	49,322	61,509

Diluted
Stock options (1)	90	164
Restricted stock awards (1)	252	226
Contingent shares (2)	91	166

Diluted weighted average common shares outstanding	49,755	62,065

Basic earnings per share from continuing operations	$0.37	$0.27

Diluted earnings per share from continuing operations	$0.36	$0.27

(1)	A total of 5.2 million and 4.5 million stock based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, as their effect would be anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.
12.	Acquisitions

During the first quarter of 2011, CBIZ did not acquire any businesses or client lists. CBIZ paid $11.3 million during the first quarter of 2011 as contingent earnouts for previous acquisitions. In addition, during the first quarter of 2011, CBIZ reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $1.2 million due to lower than originally projected future results of the acquired businesses. This reduction of $1.2 million is included in “Other income, net” in the consolidated statements of operations. See Note 8 for further discussion of contingent purchase price liabilities.

During the first quarter of 2010, CBIZ acquired substantially all of the assets of two companies, Goldstein Lewin & Company and National Benefit Alliance. Goldstein Lewin & Company, an accounting and financial services company located in Boca Raton, Florida, was acquired on January 1, 2010 and is included in the operating results of the Financial Services practice group. National Benefit Alliance, an employee benefits company located in Midvale, Utah, was also acquired on January 1, 2010 and is included in the operating results of the Employee Services practice group. Aggregate consideration for these acquisitions consisted of approximately $13.2 million in cash, $1.8 million in CBIZ common stock, $0.3 million in guaranteed future consideration, and $10.0 million in contingent consideration, subject to the acquired operations achieving certain performance targets.

The operating results of these businesses are included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements are recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) is allocated to goodwill.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Additions to goodwill, client lists and other intangible assets resulting from contingent consideration earned on prior period acquisitions during the first quarter ended March 31, 2011, and for acquisitions and contingent consideration earned on prior period acquisitions during the three months ended March 31, 2010 were as follows (in thousands):

	2011	2010
Goodwill	$21	$18,751

Client lists	$108	$5,560

Other intangible assets	$—	$246

13.	Discontinued Operations and Divestitures

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

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “Gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned. During the first quarter of 2011, CBIZ decided to discontinue operations of a business that was previously reported in the Financial Services practice group. The business is being actively marketed and is expected to be sold during 2011. During the first quarter of 2010, CBIZ sold two businesses from the National Practices group. Proceeds from these sales consisted of $0.2 million in cash and resulted in a pre-tax loss of approximately $0.8 million.

For those businesses that qualified for treatment as discontinued operations, the assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements. Revenue and results from operations of discontinued operations for the three months ended March 31, 2011 and 2010 are separately reported as “Loss from operations of discontinued operations, net of tax” in the consolidated statements of operations and were as follows (in thousands):

	2011	2010
Revenue	$577	$3,114

Loss from operations of discontinued operations, before income tax benefit	$(425)	$(727)
Income tax benefit	166	291

Loss from operations of discontinued operations, net of tax	$(259)	$(436)

For the three months ended March 31, 2011 and 2010, gain (loss) on the disposal of discontinued operations were as follows (in thousands):

	2011	2010
Gain (loss) on disposal of discontinued operations, before income tax expense (benefit)	$67	$(890)
Income tax expense (benefit)	27	(454)

Gain (loss) on disposal of discontinued operations, net of tax	$40	$(436)

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
At March 31, 2011 and December 31, 2010, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Assets:
Accounts receivable, net	$501	$381
Property and equipment, net	1	1
Other current assets	208	258

Assets of discontinued operations	$710	$640

Liabilities:
Accounts payable	$185	$90
Accrued personnel costs	201	228
Other current liabilities	235	244

Liabilities of discontinued operations	$621	$562

Divestitures

Gains and losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the consolidated statements of operations. During the first quarter of 2011, CBIZ recognized a gain of $2.3 million from the sale of its individual wealth management business and gains of $0.4 million from the sales of client lists. Cash proceeds from the sale of the business and client lists totaled approximately $7.2 million, of which approximately $6.7 million was received on December 31, 2010. As part of the sale of the individual wealth management business in the first quarter of 2011, CBIZ’s goodwill was reduced by approximately $2.2 million. During the first quarter of 2010, CBIZ recognized a gain of $0.4 million from the sale of a client list. Cash proceeds from this sale were $0.4 million.

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

Financial Services	Employee Services	MMP	National Practices
• Accounting	• Group Health	• Coding and Billing	• Managed Networking and Hardware Services
• Tax	• Property & Casualty	• Accounts Receivable Management	• Health Care Consulting
• Financial Advisory	• Retirement Planning	• Full Practice Management Services	• Mergers & Acquisitions
• Valuation	• Payroll Services
• Litigation Support	• Life Insurance
• Internal Audit	• Human Capital Management
• Family Office Services	• Compensation Consulting
• Fraud Detection	• Recruiting
• Real Estate Advisory	• Actuarial Services

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Corporate and Other. Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of gains or losses attributable to assets held in the Company’s deferred compensation plan, stock-based compensation, certain health care costs, consolidation and integration charges, certain advertising costs and other various expenses.

Accounting policies of the practice groups are the same as those described in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2010. Upon consolidation, all intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding the costs of certain infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing), which are reported in the “Corporate and Other” segment. Segment information for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31, 2011
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$122,108	$44,435	$35,411	$7,937	$—	$209,891
Operating expenses	89,727	36,596	32,074	6,657	4,374	169,428

Gross margin	32,381	7,839	3,337	1,280	(4,374)	40,463
Corporate general & admin	—	—	—	—	9,661	9,661

Operating income (loss)	32,381	7,839	3,337	1,280	(14,035)	30,802
Other income (expense):
Interest expense	—	(6)	—	—	(4,909)	(4,915)
Gain on sale of operations, net	—	—	—	—	2,743	2,743
Other income (expense), net	58	371	69	—	2,583	3,081

Total other income (expense)	58	365	69	—	417	909

Income (loss) from continuing operations before income tax expense	$32,439	$8,204	$3,406	$1,280	$(13,618)	$31,711

	THREE MONTHS ENDED MARCH 31, 2010
					Corporate
	Financial	Employee		National	And
	Services	Services	MMP	Practices	Other	Total
Revenue	$120,569	$46,788	$35,318	$6,706	$—	$209,381
Operating expenses	88,321	37,149	34,090	6,490	5,399	171,449

Gross margin	32,248	9,639	1,228	216	(5,399)	37,932
Corporate general & admin	—	—	—	—	8,984	8,984

Operating income (loss)	32,248	9,639	1,228	216	(14,383)	28,948
Other income (expense):
Interest expense	(3)	(6)	—	—	(3,159)	(3,168)
Gain on sale of operations, net	—	—	—	—	374	374
Other income (expense), net	75	138	89	—	1,871	2,173

Total other income (expense)	72	132	89	—	(914)	(621)

Income (loss) from continuing operations before income tax expense	$32,320	$9,771	$1,317	$216	$(15,297)	$28,327

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of CBIZ’s financial position at March 31, 2011 and December 31, 2010, and results of operations and cash flows for the three months ended March 31, 2011 and 2010, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2010. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2010.
Overview
CBIZ provides professional business services that help clients manage their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”), and National Practices. See Note 14 to the accompanying consolidated financial statements for a general description of services provided by each practice group.
See the Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion of external relationships and regulatory factors that currently impact CBIZ’s operations.
Executive Summary
Revenue for the first quarter of 2011 increased by $0.5 million or 0.2% versus the comparable period in 2010. Revenue from acquired operations in the third and fourth quarters of 2010, net of divestitures, contributed $3.0 million, or 1.4% of revenue growth, which was offset by same-unit revenue declines of 1.2%, or $2.5 million.
Operating expenses declined $2.0 million, or 1.2%, and decreased as a percentage of revenue to 80.7% for the first quarter of 2011 from 81.9% for the first quarter of 2010. Earnings per share from continuing operations was $0.36 per diluted share for the first quarter of 2011 and $0.27 for the comparable period in 2010. Earnings per share for the first quarter of 2010 included a charge of $0.02 per diluted share for lease restructuring activities in connection with the acquisition of Goldstein Lewin & Company in Boca Raton, Florida.
Cash earnings per diluted share were $0.49 and $0.40 for the first quarters of 2011 and 2010, respectively. CBIZ believes cash earnings per diluted share more clearly illustrates the impact of certain non-cash charges or credits to income from continuing operations and is a useful measure for the Company, its investors and its analysts. Cash earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”), otherwise known as a non-GAAP measure. As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the three months ended March 31, 2011 and 2010 are provided in the “Results of Operations — Continuing Operations” section that follows.
During the first quarter of 2011, CBIZ sold its individual wealth management business and recognized a pre-tax gain on the sale of $2.3 million. This sale transaction was recorded as a divestiture as it did not meet the specific requirements to be treated as a discontinued operation. Revenue related to this business was approximately $2.3 million for the first quarter of 2010, thus same-store revenues were impacted by this amount in 2011. This business was formerly reported in the Employee Services practice group. See Note 13 to the accompanying consolidated financial statements for further disclosure.

On February 10, 2011, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ outstanding common stock in open market or privately negotiated purchases through March 31, 2012.
On April 11, 2011, the Company amended its credit facility to extend the maturity date one year to June 2015, reduce interest on outstanding balances, reduce commitment fees on the unused amount, and adjust the leverage ratio limits to provide CBIZ with more flexibility.
Results of Operations — Continuing Operations
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on March 1, 2010, revenue for the month of March would be included in same-unit revenue for first quarter of both years; revenue for the period January 1, 2011 through February 28, 2011 would be reported as revenue from acquired businesses.
Three Months Ended March 31, 2011 and 2010
Revenue
The following table summarizes total revenue for the three months ended March 31, 2011 and 2010 (in thousands, except percentages).

	THREE MONTHS ENDED MARCH 31,
		%of		%of	$	%
	2011	Total	2010	Total	Change	Change
Same-unit revenue
Financial Services	$117,379	55.9%	$120,569	57.6%	$(3,190)	(2.6)%
Employee Services	43,899	20.9%	44,522	21.2%	(623)	(1.4)%
MMP	35,411	16.9%	35,318	16.9%	93	0.3%
National Practices	7,937	3.8%	6,706	3.2%	1,231	18.4%

Total same-unit revenue	204,626	97.5%	207,115	98.9%	(2,489)	(1.2)%
Acquired businesses	5,239	2.5%	—	—	5,239
Divested operations	26	—	2,266	1.1%	(2,240)

Total revenue	$209,891	100.0%	$209,381	100.0%	$510	0.2%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.
Gross margin and operating expenses — Operating expenses decreased by $2.0 million to $169.4 million for the first quarter of 2011 from $171.4 million for the comparable period of 2010, and decreased as a percentage of revenue to 80.7% from 81.9% for the first quarters of 2011 and 2010, respectively. The operating expenses for the first quarter of 2010 included a $1.4 million charge for restructuring activities in Boca Raton, Florida. The primary components of operating expenses for the first quarters of 2011 and 2010 are illustrated in the following table:

	2011		2010
	% of Operating		% of		Change in
	Expense	% of Revenue	Operating Expense	% of Revenue	% of Revenue
Personnel costs	74.1%	59.9%	74.6%	61.1%	(1.2)%
Occupancy costs	6.6%	5.4%	6.7%	5.5%	(0.1)%
Depreciation and amortization	2.9%	2.4%	2.9%	2.4%	—
Travel and related costs	2.8%	2.3%	2.6%	2.1%	0.2%
Other (1)	12.7%	10.0%	12.6%	10.3%	(0.3)%

Subtotal		80.0%		81.4%	(1.4)%
Deferred compensation	0.9%	0.7%	0.6%	0.5%	0.2%

Total operating expenses		80.7%		81.9%	(1.2)%

Gross margin		19.3%		18.1%	1.2%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.
The decrease in operating expenses as a percentage of revenue attributable to personnel costs consisted of an approximately 1.4% decrease in salaries and wages, partially offset by a 0.2% increase in incentive compensation. The decrease in salaries and wages was a result of a reduction in staffing at certain locations due to a decrease in client demand and improved engagement efficiencies. The increase in incentive based compensation was primarily due to an improvement in margins in certain locations. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”.
Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses increased by $0.7 million to $9.7 million for the first quarter of 2011 from $9.0 million for the comparable period of 2010, and increased as a percentage of revenue to 4.6% for the first quarter of 2011 from 4.3% for the first quarter of 2010. The primary components of G&A expenses for the first quarters of 2011 and 2010 are illustrated in the following table:

	2011		2010
	% of		% of
	G&A		G&A		Change in
	Expense	% of Revenue	Expense	% of Revenue	% of Revenue
Personnel costs	68.7%	3.2%	56.4%	2.4%	0.8%
Professional services	9.1%	0.4%	19.5%	0.8%	(0.4)%
Computer costs	4.6%	0.2%	4.2%	0.2%	—
Occupancy costs	2.4%	0.1%	3.2%	0.1%	—
Depreciation and amortization	1.0%	—	1.2%	0.1%	(0.1)%
Other (1)	14.2%	0.7%	15.5%	0.7%	—

Total G&A expenses		4.6%		4.3%	0.3%

(1)	Other G&A expenses include office expenses, travel and related costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.
The increase in G&A expenses as a percentage of revenue attributable to personnel costs is primarily due to an increase in incentive based compensation accruals as a greater percentage of the estimated annual incentive payout was accrued in the first quarter of 2011 compared to the same period in 2010. Offsetting the personnel costs increase was a reduction in professional services, primarily related to legal expenses. The decrease in legal expenses during the first quarter of 2011 compared to the first quarter of 2010 was primarily due to legal expenses being slightly higher than normal during the first quarter of 2010 as the Company brought several longstanding legal matters to a conclusion. A favorable judgment was granted and the Company recouped a significant portion of these fees subsequently in 2010.
Interest expense — Interest expense increased by $1.7 million to $4.9 million for the first quarter of 2011 from $3.2 million for the comparable period in 2010. The increase in interest expense relates to a net increase of $1.2 million related to the senior subordinated convertible notes and an increase of $0.5 million related to the credit facility. The increase related to the senior subordinated convertible notes is primarily due to an increase of $62.0 million in carrying amount to $156.9 million at March 31, 2011 from $94.9 million at March 31, 2010. The increase in interest expense related to the credit facility is due to an increase in the weighted average interest rates and an increase in amortization of deferred debt costs. Average debt outstanding under the credit facility was $126.2 million and $127.5 million and weighted average interest rates were 4.0% and 3.1% for the first quarters in 2011 and 2010, respectively. The increase in deferred debt costs is due to additional costs incurred related to the new credit facility that was put into effect in June 2010. See Note 5 of the accompanying consolidated financial statements for further discussion of CBIZ’s debt arrangements.
Gain on sale of operations, net — The gain on sale of operations, net was $2.7 million for the first quarter 2011 and is primarily due to the sale of the Company’s individual wealth management business. The wealth management business was reported in the Employee Services practice group.

Other income, net — Other income, net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan and adjustments to contingent liabilities related to prior acquisitions. Gains in the fair value of investments related to the deferred compensation contributed $0.4 million of the $0.9 million increase in other income, net, for the first quarter of 2011 versus the comparable period in 2010. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increase to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of operations. In addition, adjustments to contingent liabilities were $1.2 million in the first quarter of 2011 compared to $0.7 million for the comparable period in 2010, thus comprising the remaining increase in other income, net.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $13.6 million and $11.5 million for the first quarters of 2011 and 2010, respectively. The effective tax rate for the first quarter of 2011 was 42.8%, compared to an effective rate of 40.5% for the comparable period in 2010. The increase in the effective tax rate was primarily due to non-tax deductible goodwill related to the sale of the individual wealth management business that was completed in the first quarter of 2011 and higher effective state income tax rates in the first quarter of 2011 compared to the same period last year.
Earnings per share and cash earnings per share — Earnings per share from continuing operations were $0.36 and $0.27 per diluted share for the three months ended March 31, 2011 and 2010 and cash earnings per share were $0.49 and $0.40 per diluted share for the three months ended March 31, 2011 and 2010, respectively. The Company believes cash earnings and cash earnings per diluted share (non-GAAP measures) more clearly illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful measure for the Company, its investors and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from operations and diluted earnings per share from continuing operations to cash earnings per share for the three months ended March 31, 2011 and 2010.
CASH EARNINGS AND PER SHARE DATA
Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	THREE MONTHS ENDED MARCH 31,
	2011	Per Share	2010	Per Share
	(In thousands, except per share data)
Income from continuing operations	$18,124	$0.36	$16,856	$0.27

Selected non-cash charges:
Depreciation and amortization	5,030	0.10	5,125	0.08
Non-cash interest on convertible notes	1,041	0.02	1,042	0.02
Stock-based compensation	1,324	0.03	1,294	0.02
Adjustment to contingent earnouts	(1,152)	(0.02)	(715)	(0.01)
Non-cash restructuring charge	—	—	1,264	0.02

Non-cash charges	$6,243	$0.13	$8,010	$0.13

Cash earnings — continuing operations	$24,367	$0.49	$24,866	$0.40

Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”) and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	THREE MONTHS ENDED MARCH 31,
			$	%
	2011	2010	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$117,379	$120,569	$(3,190)	(2.6)%
Acquired businesses	4,729	—	4,729
Divested operations	—	—	—

Total revenue	$122,108	$120,569	$1,539	1.3%

Operating expenses	89,727	88,321	1,406	1.6%

Gross margin	$32,381	$32,248	$133	0.4%

Gross margin percent	26.5%	26.7%

The decrease in same-unit revenue was primarily the result of a decrease in aggregate hours charged to clients. Same-unit aggregate hours charged to clients declined approximately 5% for the first quarter of 2011 compared to the first quarter of 2010, which was partially offset by a 1% increase in effective rates realized for services provided in the first quarter of 2011 versus the comparable period in 2010. The decline in hours was primarily due to decreased client demand. The improvement in rates realized for services provided was due to a modest increase in rates as well as improved engagement efficiencies. Revenue from acquired businesses was a result of the acquisition of Kirkland, Russ, Murphy, & Tapp (“KRMT”), which occurred on November 1, 2010.
CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $38.2 million and $38.0 million for quarters ended March 31, 2011 and 2010, respectively, a majority of which is related to services rendered to privately-held clients.
The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel and related costs which represented 88.6% and 89.6% of total operating expenses for the three months ended March 31, 2011 and 2010, respectively. Personnel costs increased $0.3 million for the three months ended March 31, 2011 compared to the same period in 2010, and represented 79.4% and 80.3% of total operating expenses for the three months ended March 31, 2011 and 2010, respectively. The increase was attributable to $2.4 million associated with the acquisition of KRMT, offset by a reduction in same-unit personnel cost of $2.1 million. The $2.1 million reduction in same-unit personnel costs was from staff reductions made during the second and third quarter of 2010 at those units that experienced reduced client demand. Personnel costs represented 58.3% and 58.8% of revenue for the three months ended March 31, 2011 and 2010, respectively. Occupancy costs are relatively fixed in nature and were $6.0 million for the three months ended March 31, 2011 and 2010, respectively; these represented 4.9% and 5.0% of revenue for the three months ended March 31, 2011 and 2010, respectively. Travel and related costs were $2.2 million for the three months ended March 31, 2011 and 2010, respectively; these represented 1.8% of revenue for the three months ended March 31, 2011 and 2010, respectively.
Gross margin percentage declined slightly to 26.5% for the three months ended March 31, 2011 compared to 26.7% for the same period in 2010.

Employee Services

	THREE MONTHS ENDED MARCH 31,
			$	%
	2011	2010	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$43,899	$44,522	$(623)	(1.4)%
Acquired businesses	510	—	510
Divested operations	26	2,266	(2,240)

Total revenue	$44,435	$46,788	$(2,353)	(5.0)%

Operating expenses	36,596	37,149	(553)	(1.5)%

Gross margin	$7,839	$9,639	$(1,800)	(18.7)%

Gross margin percent	17.6%	20.6%

The decrease in same-unit revenue was primarily attributable to declines in the Company’s employee benefits and property and casualty businesses, offset in part by increases in the retirement plan advisory, specialty life insurance and human capital advisory businesses. The Company’s employee benefits decreased approximately $1.1 million due to continued high levels of client workforce downsizing; and the property and casualty revenues declined $1.1 million due to soft market conditions in pricing and lower volume-based carrier bonus payments. Partially offsetting these decreases was an increase of approximately $0.8 million in the retirement advisory business due to higher asset values resulting largely from favorable market performance; an increase in the specialty life insurance business of $0.9 million due to an increase in the number of policy placements; as well as an increase in human capital advisory revenues of approximately $0.3 million due to an increase in demand for recruiting services. The growth in revenue from acquired businesses was provided by Benexx, a retirement plan business in Maryland that was acquired in the third quarter of 2010. The decline in revenue from divestitures was due to the sale of the Wealth Management Advisory Business in the first quarter of 2011.
The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.1% and 83.7% of total operating expenses for the three months ended March 31, 2011 and 2010, respectively. Excluding personnel costs during the first quarter of 2010 related to the divested Wealth Management businesses of $1.8 million, personnel costs increased approximately $0.7 million, primarily as a result of more commissions paid to third party brokers related to the increase in specialty life insurance sales. Personnel costs represented 62.8% and 61.1% of revenue for the three months ended March 31, 2011 and 2010, respectively. Occupancy costs are relatively fixed in nature and were $2.5 million for the three months ended March 31, 2011 and 2010.
The decrease in gross margin percent was primarily attributable to three factors. The decline in volume-based carrier bonus payments has a direct impact on gross margin, since there are no corresponding expenses associated with these revenues. In addition, the decrease in operating revenues in both the employee benefits and property casualty businesses played a role in the margin decline, despite a corresponding savings in variable sales commissions. These were offset, in part, by an increase from retirement advisory and human capital advisory revenues. Asset-based revenues do not have related direct costs, and human capital advisory revenues have a more fixed cost structure; therefore, growth in those revenues has a favorable impact on gross margin.

MMP

	THREE MONTHS ENDED MARCH 31,
			$	%
	2011	2010	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$35,411	$35,318	$93	0.3%

Operating expenses	32,074	34,090	(2,016)	(5.9)%

Gross margin	$3,337	$1,228	$2,109	171.7%

Gross margin percent	9.4%	3.5%

Same-unit revenue consisted of revenue from existing clients and net new business sold. Same-unit revenue increased 0.3% for the quarter ended March 31, 2011 versus the comparable period in 2010. Increases in mature clients of approximately 1.3% were offset by declines in revenue from client terminations, net of new business sold of 1.1%. The increase in revenue from existing clients can be attributed to increases in the number of procedures processed at those clients partially offset by declines in pricing and reimbursement rates. The decline in revenue from client terminations was attributable to many reasons including: physician groups losing their hospital contracts, changes in group ownership, hospital consolidations and increased competitive pressures.
The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily fees related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services), representing 86.3% and 86.9% of total operating expenses for the quarters ended March 31, 2011 and 2010, respectively. Personnel costs decreased $1.7 million for the quarter ended March 31, 2011, and decreased as a percentage of revenue to 57.6% compared to 62.5% for the comparable period in 2010. The reduction in personnel costs was partially offset by an increase in professional service fees of $0.1 million. In response to the decline in revenue, MMP has reduced headcount and related personnel costs in billing operations through process improvements and labor saving technologies. Office expenses decreased $0.2 million for the quarter ended March 31, 2011 compared to the same period in 2010, and decreased as a percent of revenue to 7.7% compared to 8.3% for the comparable period in 2010. Facilities costs decreased $0.2 million for the quarter ended March 31, 2011, and decreased as a percentage of revenue to 6.8% versus 7.3% in the comparable period in 2010.
The increase in gross margin is the result of operating expense reductions discussed above.
National Practices

	THREE MONTHS ENDED MARCH 31,
			$	%
	2011	2010	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$7,937	$6,706	$1,231	18.4%

Operating expenses	6,657	6,490	167	2.6%

Gross margin	$1,280	$216	$1,064	492.6%

Gross margin percent	16.1%	3.2%

The increase in revenue was attributable to an increase of $0.8 million in CBIZ’s mergers and acquisitions business, $0.2 million from healthcare consulting business, and $0.2 million in services provided under a contractual relationship with CBIZ’s largest client, Edward Jones. The increase in the mergers and acquisitions business is a result of the business completing a transaction and thus earning a success fee in the first quarter of 2011, whereas no transactions were completed in the first quarter of 2010. The increase in the healthcare consulting business was primarily due to an expansion of existing engagements in Medicaid eligibility and an increase in coding and auditing services performed in the clinical business. The increase in the Edward Jones revenue was primarily the result of an increase in required technology support.
The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 95.8% and 95.4% of total operating expenses for the three months ended March 31, 2011 and 2010, respectively. Personnel costs increased $0.2 million for the three months ended March 31, 2011 compared to the same period last year, but decreased as a percentage of revenue to 77.8% for the three months ended March 31, 2011 from 89.4% for the comparable period last year. The increase in personnel costs is primarily the result of an increase in headcount in the Edward Jones business to support the demand for services, annual merit raises to existing Edward Jones employees, as well as additional incentive compensation to certain individuals in CBIZ’s mergers and acquisitions business resulting from completing a transaction. Occupancy costs and travel and related costs were relatively flat for the three months ended March 31, 2011 and 2010.
The increase in gross margin is primarily the result of an increase in revenues combined with relatively flat operating expenses for the first quarter of 2011 compared to the first quarter of 2010.
Financial Condition
Total assets were $806.4 million at March 31, 2011, an increase of $50.1 million versus December 31, 2010. Current assets of $315.8 million exceeded current liabilities of $245.3 million by $70.5 million.
Cash and cash equivalents decreased by $0.5 million to $0.2 million at March 31, 2011 from December 31, 2010. Restricted cash was $18.1 million at March 31, 2011, a decrease of $2.1 million from December 31, 2010. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority (“FINRA”) regulated businesses and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.
Accounts receivable, net, were $169.7 million at March 31, 2011, an increase of $31.6 million from December 31, 2010 due to the cyclical nature of CBIZ’s Financial Services business, and days sales outstanding (“DSO”) from continuing operations was 87 days, 72 days and 86 days at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.
Other current assets were $12.6 million and $12.0 million at March 31, 2011 and December 31, 2010, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients (current and non-current) and the corresponding client fund obligations primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to a change in the market value of the underlying investments. The nature of these accounts is further described in Note 1 to the consolidated financial statements included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2010.
Property and equipment, net, decreased by $1.2 million to $22.7 million at March 31, 2011 from $23.9 million at December 31, 2010. The decrease is primarily the result of depreciation and amortization expense of $1.7 million, partially offset by capital expenditures of $0.5 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, decreased by $5.5 million at March 31, 2011 from December 31, 2010. This decrease is comprised of $3.3 million of amortization expense for the three months ended March 31, 2011 and $2.3 million of divested wealth management intangible assets, partially offset by $0.1 million in additions to intangible assets resulting from contingent purchase price adjustments.
Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $35.4 million and $33.4 million at March 31, 2011 and December 31, 2010, respectively. The increase in assets of the deferred compensation plan of $2.0 million consisted of net participant contributions of $0.4 million and an increase in the fair value of the investments of $1.6 million for the three months ended March 31, 2011. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The accounts payable balances of $27.5 million and $30.8 million at March 31, 2011 and December 31, 2010, respectively, reflect amounts due to suppliers and vendors. Accounts payable balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $26.2 million and $33.0 million at March 31, 2011 and December 31, 2010, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.
Notes payable — current decreased by $10.8 million to $0.2 million at March 31, 2011 from $11.0 million at December 31, 2010. Notes payable balances and activity are primarily attributable to contingent proceeds earned by previously acquired businesses. During the three months ended March 31, 2011, payments on notes attributable to contingent proceeds relating to previously acquired businesses were approximately $10.9 million.
Other liabilities (current and non-current) decreased by $4.4 million at March 31, 2011 from December 31, 2010. The decrease is primarily attributable to recognition of $4.9 million of deferred purchase price on sale of the Company’s individual wealth management business that was effective January 1, 2011, adjustments of $1.2 million of estimated contingent purchase price liabilities related to previously acquired businesses, payments on contingent purchase price liabilities of $0.3 million, and a decrease of $0.8 million of legal reserves, partially offset by an increase of $1.8 million in accrued interest payable on convertible notes and an increase of $1.1 million related to the self-funded health insurance plan.
Income taxes payable — current was $7.6 million at March 31, 2011 versus income taxes refundable of $3.7 million at December 31, 2010. The income taxes refundable balance at December 31, 2010 occurred as CBIZ made estimated tax payments that exceeded the tax liabilities CBIZ expected to incur with its 2010 income tax filings. Income taxes payable — current at March 31, 2011 primarily represents the provision for current income taxes less estimated tax payments and tax benefits related to the exercise of stock options. Income taxes payable — non-current at March 31, 2011 and December 31, 2010 was $5.4 million and $5.3 million, respectively, and represents the accrual for uncertain tax positions.
CBIZ’s convertible notes are carried at face value less any unamortized discount. The $1.0 million increase in the carrying value of the current and non-current convertible notes at March 31, 2011 versus December 31, 2010 represents amortization of the discount which is recognized as non-cash interest expense in the consolidated statements of operations. The convertible notes are further disclosed in Note 5 of the accompanying consolidated financial statements.
Bank debt for amounts due on CBIZ’s credit facility increased $13.9 million to $132.8 million at March 31, 2011 from $118.9 million at December 31, 2010. This increase was primarily attributable to the seasonal use of cash that typically occurs in CBIZ’s first fiscal quarter and contingent earnout payments totaling $11.2 million related to prior period acquisitions.
Stockholders’ equity increased by $20.3 million to $250.0 million at March 31, 2011 from $229.7 million at December 31, 2010. The increase in stockholders’ equity was primarily attributable to net income of $17.9 million, CBIZ’s stock award programs which contributed $2.1 million, and adjustments of $0.4 million to accumulated other comprehensive income to adjust the fair value of CBIZ’s investments in ARS and corporate bonds.

Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility, $130 million in 2010 Notes, and $40 million in 2006 Notes.
CBIZ maintains a $275 million unsecured credit facility which has a letter of credit sub-facility. On April 11, 2011, the credit facility was amended to extend the maturity date one year to June 2015, reduce interest on outstanding balances, reduce commitment fees on the unused amount, and adjust the leverage ratio limits to provide CBIZ with more flexibility. At March 31, 2011, CBIZ had $132.8 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $6.2 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $91.9 million at March 31, 2011. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital requirements. In addition, the credit facility provides CBIZ the capacity to repay the remaining $40 million of its 2006 Notes that are callable and putable in June 2011.
The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of March 31, 2011. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.
In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering securities or debt through public or private markets.
Sources and Uses of Cash
The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the three months ended March 31, 2011 and 2010 (in thousands):

Total cash provided by (used in):	2011	2010
Operating activities	$(3,750)	$(7,875)
Investing activities	(10,770)	(26,059)
Financing activities	14,027	30,073

Decrease in cash and cash equivalents	$(493)	$(3,861)

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
For the first quarter of 2011, cash used by operating activities was $3.8 million and was primarily due to changes in working capital of $27.9 million and a net gain on the sale of operations and discontinued operations transactions of $2.5 million. The use of working capital cash was primarily a result of increased accounts receivable and the timing of payments on payables and personnel costs, offset partially by the increase in the tax liability based on the quarterly earnings. The gain on sale of operations was primarily the net impact of the sale of CBIZ’s individual wealth management business. Offsetting these uses of cash for the first quarter of 2011 were net income of $17.9 million and non-cash adjustments to net income of approximately $9.0 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the convertible notes discount, amortization of deferred financing fees, stock based compensation expenses, deferred income taxes, and adjustments to contingent purchase price liabilities. Cash used by discontinued operations was $0.3 million.
For the first quarter of 2010, cash used by operating activities was $7.9 million and was primarily due to changes in working capital of $30.1 million. The use of working capital cash was primarily a result of increased accounts receivable and the timing of payments on payables and personnel costs, offset partially by the increase in the tax liability based on the quarterly earnings. Offsetting these uses of cash for the first quarter of 2010 were net income of $16.0 million, a net loss on the sale of operations and discontinued operations transactions of $0.5 million, and non-cash adjustments to net income of approximately $6.7 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the convertible notes discount, amortization of deferred financing fees, stock based compensation expenses, and adjustments to contingent purchase price liabilities. Cash used by discontinued operations was $1.0 million.
Investing Activities
CBIZ’s investing activities typically consist of: payments towards business acquisitions and contingent payments associated with prior acquisitions of businesses and client lists, payments on capital expenditures, and proceeds received from the sale of divestitures and discontinued operations. Capital expenditures primarily consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.
CBIZ used $10.8 million and $26.1 million in net cash for investing activities during the first quarters of 2011 and 2010, respectively. Investing uses of cash during the first quarter of 2011 primarily consisted of $10.9 million in net cash used for contingent payments associated with prior acquisitions, $4.9 million used to purchase corporate bonds held in client funds and $0.5 million for capital expenditures. These uses of cash were partially offset by $5.1 million in proceeds from sales and maturities of investments held in client funds and $0.5 million in proceeds received from the sale of divested operations and client lists.
Cash used by investing activities during the first quarter of 2010 primarily consisted of $26.0 million of net cash used towards business acquisitions and contingent payments associated with prior acquisitions and $0.9 million for capital expenditures, offset by $0.9 million in proceeds received from the sale of divested and discontinued operations.
Financing Activities
CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, payment of contingent consideration included as part of the initial measurement of acquisitions, repurchases of CBIZ common stock, and proceeds from the exercise of stock options.
Net cash provided by financing activities during the first quarter of 2011 was $14.0 million compared to $30.1 million for the comparable period in 2010. Financing sources of cash during the first quarter of 2011 included $13.9 million in net proceeds from the credit facility and $0.7 million in proceeds from the exercise of stock options (including tax benefits), offset by $0.3 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions.
Financing sources of cash during the first quarter of 2010 included $29.5 million in net proceeds from the credit facility and $0.7 million in proceeds from the exercise of stock options (including tax benefits).

Obligations and Commitments
CBIZ’s aggregate amount of future obligations at March 31, 2011 for the next five years and thereafter is set forth below (in thousands):

	Total	2011(1)	2012	2013	2014	2015	Thereafter
Convertible notes (2)	$170,000	$40,000	$—	$—	$—	$130,000	$—

Interest on convertible notes	32,315	6,963	6,338	6,338	6,338	6,338	—

Credit facility (3)	132,800	—	—	—	132,800	—	—

Income taxes payable (4)	7,558	7,558	—	—	—	—	—

Notes payable	236	—	236	—	—	—	—
Contingent purchase price liabilities(5)	15,826	2,253	7,188	6,385	—	—	—
Contingent purchase price obligations(6)	24,865	4,098	20,767	—	—	—	—
Restructuring lease obligations (7)	9,991	1,684	2,181	1,592	1,201	1,239	2,094
Non-cancelable operating lease obligations (7)	151,217	25,668	30,366	24,978	18,169	15,620	36,416
Letters of credit in lieu of cash security deposits	2,816	1,386	—	45	250	—	1,135
Performance guarantees for non-consolidated affiliates	3,407	3,407	—	—	—	—	—
License bonds and other letters of credit	1,588	1,081	496	10	1	—	—

Total	$552,619	$94,098	$67,572	$39,348	$158,759	$153,197	$39,645

(1)	Represents contractual obligations from April 1, 2011 to December 31, 2011.

(2)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $40 million par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of the convertible notes on June 1, 2011 and can be redeemed by the Company anytime after June 6, 2011.

(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(4)	Does not reflect $4.9 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.

(5)	Represents contingent earnout liability that is expected to be paid over the next three years to businesses CBIZ acquired on or after January 1, 2009.

(6)	Represents an estimate of potential earnout payments to be made over the next two years to those businesses CBIZ acquired prior to January 1, 2009.

(7)	Excludes cash expected to be received under subleases.
Off-Balance Sheet Arrangements
CBIZ maintains administrative service agreements with independent CPA firms (as described more fully in the Annual Report on Form 10-K for the year ended December 31, 2010), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact to CBIZ is not material to the financial condition, results of operations, or cash flows of CBIZ.
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $3.4 million at March 31, 2011 and December 31, 2010. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.8 million and $3.0 million at March 31, 2011 and December 31, 2010, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2011 and December 31, 2010 totaled $1.6 million and $1.5 million, respectively.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2011, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.
Interest Rate Risk Management
CBIZ has periodically used interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. CBIZ’s interest rate swaps expired in January 2011 and the Company had no swap arrangements under contract at March 31, 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.
CBIZ carries $130.0 million in 2010 Notes bearing a fixed interest rate of 4.875% and $40.0 million in 2006 Notes bearing a fixed interest rate of 3.125%. The 2010 Notes mature on October 1, 2015 and may not be converted before July 31, 2015. The 2006 Notes mature on June 1, 2026 and have call protection such that they may not be redeemed until June 6, 2011 at the Company’s option, or June 1, 2011 at the holders’ option. CBIZ believes the fixed nature of these borrowings mitigate its interest rate risk.
In connection with payroll services provided to clients, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in accordance with the Company’s investment policy, which requires all investments carry an investment grade rating. The interest income on these investments mitigates the interest rate risk for the borrowing costs of CBIZ’s credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility are based on market conditions.
Critical Accounting Policies
The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to CBIZ’s critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading Critical Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2010.
Valuation of Goodwill
Goodwill impairment testing between annual testing dates may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2010. There was no goodwill impairment during the year ended December 31, 2010 or during the three months ended March 31, 2011.
CBIZ reviewed the significant assumptions that it used in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing fair value. Based on these analyses and the lack of any other evidence or significant event, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the three months ended March 31, 2011.
New Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29 (“ASU 2010-29”) “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which amends Accounting Standards Codification (“ASC”) 805 by requiring disclosure of pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations in which the acquisition date is on or after the first day of the annual period beginning on or after December 15, 2010. The adoption of ASU 2010-29 will result in the Company providing additional annual pro forma disclosures for significant business combinations that occur subsequent to December 31, 2010.
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which adds disclosure requirements about transfers in and out of Levels 1 and 2, for activity relating to Level 3 measurements, and clarifies input and valuation techniques. ASU 2010-06 was effective for the first reporting period beginning after December 15, 2009, except as it pertained to the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. The Level 3 requirement is effective for fiscal years beginning after December 15, 2010. CBIZ has adopted all the provisions of ASU 2010-06 and the adoption did not have a material impact on CBIZ’s consolidated financial statements.
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
A more detailed description of risk factors may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2010. Except as required by the federal securities laws, CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, such as quarterly, periodic and annual reports.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at March 31, 2011 was $132.8 million. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2011, interest expense would increase or decrease approximately $1.3 million annually.
CBIZ does not engage in trading market risk sensitive instruments. CBIZ has used interest rate swaps to manage interest rate risk exposure in the past and had two swap arrangements expire in January 2011. CBIZ had no swap arrangements under contract at March 31, 2011, but management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.
In connection with CBIZ’s payroll business, funds held for clients are segregated and invested in short-term investments, including auction rate securities and corporate bonds. In accordance with the Company’s investment policy, all investments carry an investment grade rating. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss for the respective period. If an investment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to “Other income (expense), net” on the consolidated statements of operations. See Notes 7 and 8 to the accompanying consolidated financial statements for further discussion regarding these investments and the related fair value assessments.
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
(b) Internal Control over Financial Reporting
There was no change in the Company’s Internal Controls that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These risks could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 10, 2011 and February 11, 2010, CBIZ’s Board of Directors authorized Share Repurchase Plans, each of which authorized the purchase of up to 5.0 million shares of CBIZ common stock. Each Share Repurchase Plan is effective beginning April 1 of the respective plan year, and each expires one year from the respective effective date. The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. There were no share repurchases made during the first quarter of 2011.
According to the terms of CBIZ’s credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 8 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010 for a description of working capital restrictions and limitations upon the payment of dividends.
Item 6. Exhibits

10.1	Second Amendment to the Credit Agreement, dated as of April 11, 011, by and among CBIZ, Inc. Bank of America, N.A., as administrative agent, and the other financial institutions from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 13, 2011, and incorporated herein by reference).

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates documents filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc. (Registrant)
Date: May 10, 2011	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer Duly Authorized Officer and Principal Financial Officer