Form 10-Q
period 2011-06-30
CBIZ, Inc.
filed 2011-08-09
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 31, 2011

Common Stock, par value $0.01 per share	50,661,261

CBIZ, INC. AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets — June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations — Three and Six Months Ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows — Six Months Ended June 30, 2011 and 2010	5

Notes to the Consolidated Financial Statements	6-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-43

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44

Item 4. Controls and Procedures	44-45

PART II. OTHER INFORMATION :

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6. Exhibits	47

Signature	48
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	JUNE 30,	DECEMBER 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$211	$724
Restricted cash	19,911	20,171
Accounts receivable, net	155,663	138,068
Income taxes refundable	—	3,684
Deferred income taxes — current	9,780	4,236
Other current assets	10,375	11,958
Assets of discontinued operations	819	640

Current assets before funds held for clients	196,759	179,481
Funds held for clients — current	99,239	73,987

Total current assets	295,998	253,468

Property and equipment, net	21,500	23,895
Deferred income taxes — non-current, net	—	837
Goodwill and other intangible assets, net	417,270	426,410
Assets of deferred compensation plan	35,516	33,361
Funds held for clients — non-current	3,936	10,216
Other assets	7,558	8,112

Total assets	$781,778	$756,299

LIABILITIES
Current liabilities:
Accounts payable	$28,778	$30,814
Income taxes payable — current	7,238	—
Accrued personnel costs	30,906	33,030
Notes payable — current	252	10,983
Convertible notes, net	—	39,250
Other current liabilities	23,949	27,321
Liabilities of discontinued operations	433	562

Current liabilities before client fund obligations	91,556	141,960
Client fund obligations	103,536	87,362

Total current liabilities	195,092	229,322

Convertible notes, net	118,530	116,577
Bank debt	149,000	118,900
Income taxes payable — non-current	5,527	5,285
Deferred income taxes — non-current, net	749	—
Deferred compensation plan obligations	35,516	33,361
Other non-current liabilities	19,757	23,182

Total liabilities	524,171	526,627

STOCKHOLDERS’ EQUITY
Common stock	1,103	1,096
Additional paid-in capital	543,168	539,389
Retained earnings	70,434	45,978
Treasury stock	(356,499)	(355,851)
Accumulated other comprehensive loss	(599)	(940)

Total stockholders’ equity	257,607	229,672

Total liabilities and stockholders’ equity	$781,778	$756,299

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Revenue	$183,110	$180,074	$393,001	$389,455
Operating expenses	159,931	158,260	329,359	329,709

Gross margin	23,179	21,814	63,642	59,746
Corporate general and administrative expenses	6,850	6,638	16,511	15,622

Operating income	16,329	15,176	47,131	44,124

Other income (expense):
Interest expense	(4,407)	(3,411)	(9,322)	(6,579)
Gain on sale of operations, net	2	2	2,745	376
Other income (expense), net	27	(2,047)	3,108	126

Total other expense, net	(4,378)	(5,456)	(3,469)	(6,077)

Income from continuing operations before
income tax expense	11,951	9,720	43,662	38,047

Income tax expense	5,095	2,711	18,682	14,182

Income from continuing operations after income tax expense	6,856	7,009	24,980	23,865

Loss from discontinued operations, net of tax	(335)	(991)	(594)	(1,427)

Gain (loss) on disposal of discontinued operations, net of tax	30	(596)	70	(1,032)

Net income	$6,551	$5,422	$24,456	$21,406

Earnings (loss) per share:
Basic:
Continuing operations	$0.14	$0.11	$0.50	$0.39
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.04)

Net income	$0.13	$0.09	$0.49	$0.35

Diluted:
Continuing operations	$0.14	$0.11	$0.50	$0.39
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.04)

Net income	$0.13	$0.09	$0.49	$0.35

Basic weighted average shares outstanding	49,615	61,448	49,469	61,479

Diluted weighted average shares outstanding	49,958	61,837	49,880	61,972

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
Cash flows from operating activities:
Net income	$24,456	$21,406
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	524	2,459
Gain on sale of operations, net	(2,745)	(376)
Depreciation and amortization expense	9,995	10,213
Amortization of discount on notes and deferred financing costs	2,814	2,572
Bad debt expense, net of recoveries	2,155	2,100
Adjustment to contingent earnout liability	(1,069)	(721)
Deferred income taxes	(4,060)	(961)
Employee stock awards	2,914	2,570
Excess tax benefits from share based payment arrangements	(102)	(65)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	260	3,377
Accounts receivable, net	(19,751)	(28,695)
Other assets	1,370	1,944
Accounts payable	(2,040)	4,591
Income taxes payable/refundable	11,220	5,234
Accrued personnel costs and other liabilities	(2,365)	1,855

Net cash provided by continuing operations	23,576	27,503
Operating cash flows used in discontinued operations	(623)	(1,809)

Net cash provided by operating activities	22,953	25,694

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(10,863)	(28,986)
Purchases of client fund investments	(15,114)	(9,740)
Proceeds from the sales and maturities of client fund investments	9,196	5,000
Proceeds from sales of divested and discontinued operations	694	1,058
Net (increase) decrease in funds held for clients	(12,656)	31,542
Additions to property and equipment, net	(941)	(1,401)
Other	11	13

Net cash used in investing activities	(29,673)	(2,514)

Cash flows from financing activities:
Proceeds from bank debt	277,750	261,025
Payment of bank debt	(247,650)	(256,025)
Repurchase of convertible notes	(39,250)	—
Payment for acquisition of treasury stock	(648)	(7,602)
Net increase (decrease) in client funds obligations	16,174	(26,802)
Proceeds from exercise of stock options	768	1,144
Payment of contingent consideration of acquisitions	(330)	—
Excess tax benefit from exercise of stock awards	102	65
Debt issuance costs	(560)	(1,940)
Other	(149)	(83)

Net cash provided by (used in) financing activities	6,207	(30,218)

Net decrease in cash and cash equivalents	(513)	(7,038)
Cash and cash equivalents at beginning of year	724	7,178

Cash and cash equivalents at end of period	$211	$140

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of June 30, 2011 and December 31, 2010, the consolidated results of their operations for the three and six months ended June 30, 2011 and 2010, and the cash flows for the six months ended June 30, 2011 and 2010. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2010.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which states that comprehensive income should be presented in either one or two consecutive financial statements. Companies will have the option to either present other comprehensive income on the same statement as net income, or as a separate statement that immediately follows the statement of net income. ASU 2011-05 is effective for the first reporting period after December 15, 2011, and should be applied retrospectively. The adoption of ASU 2011-05 will result in CBIZ presenting other comprehensive income on the consolidated statements of operations.
In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”) “Fair Value Measurement (Topic 820) Amendments to Achieve Common fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 does not extend the use of fair value, but rather provides additional disclosure guidance about the application of fair value in those areas where fair value is already required or permitted, especially for Level 3 fair value measurements. ASU 2011-04 is effective for the first reporting period after December 15, 2011. The amendments of this ASU will be applied prospectively, and early adoption is not permitted. The Company is currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-29 (“ASU 2010-29”) “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which amends Accounting Standards Codification (“ASC”) 805 by modifying the disclosure requirements of pro forma information for business combinations that occurred in the current reporting period. The required disclosures include pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations in which the acquisition date is on or after the first day of the annual period beginning on or after December 15, 2010. The adoption of ASU 2010-29 will result in the Company providing additional annual pro forma disclosures for significant business combinations that occur subsequent to December 31, 2010.
2. Accounts Receivable, Net
Accounts receivable balances at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	2011	2010
Trade accounts receivable	$125,042	$119,205
Unbilled revenue	40,984	29,483

Total accounts receivable	166,026	148,688
Allowance for doubtful accounts	(10,363)	(10,620)

Accounts receivable, net	$155,663	$138,068

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
3. Goodwill and Other Intangible Assets, Net
The components of goodwill and other intangible assets, net at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	2011	2010
Goodwill	$341,656	$344,086
Intangible assets:
Client lists	116,611	117,029
Other intangible assets	9,336	9,506

Total intangible assets	125,947	126,535

Total goodwill and intangibles assets	467,603	470,621
Accumulated amortization:
Client lists	(44,753)	(39,206)
Other intangible assets	(5,580)	(5,005)

Total accumulated amortization	(50,333)	(44,211)

Goodwill and other intangible assets, net	$417,270	$426,410

4. Depreciation and Amortization
Depreciation and amortization expense for property and equipment and intangible assets for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Operating expenses	$4,877	$4,981	$9,815	$9,997
Corporate general and administrative expenses	88	107	180	216

Total depreciation and amortization expense	$4,965	$5,088	$9,995	$10,213

5. Borrowing Arrangements
CBIZ had two primary debt arrangements at June 30, 2011 that provided the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million and a $275 million unsecured credit facility.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The carrying amount of the debt and equity components at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Principal amount of notes	$130,000	$130,000
Unamortized discount	(12,220)	(13,423)

Net carrying amount	$117,780	$116,577

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount on the liability component of the 2010 Notes is being amortized using the effective interest method based upon an annual effective rate of 7.5%, which represents the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over the term of the 2010 Notes which is five years from the date of issuance. At June 30, 2011, the unamortized discount had a remaining amortization period of approximately 51 months. Refer to the Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on the 2010 Notes.
2006 Convertible Senior Subordinated Notes
On June 1, 2011, the note holders provided notice to the Company to redeem $39,250,000 of CBIZ’s 3.125% Convertible Senior Subordinated Notes issued in 2006 (the “2006 Notes”). The 2006 Notes were settled in cash for the principal amount and any accrued and unpaid interest. The remaining $750,000 of 2006 Notes may be redeemed by CBIZ at any time until the due date of June 1, 2026. In addition, holders of the 2006 Notes will have the right to require CBIZ to repurchase for cash all or a portion of their 2006 Notes on June 1, 2016 and June 1, 2021, at a repurchase price equal to 100% of the principal amount of the 2006 Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including, the date of repurchase. At December 31, 2010, there was $40.0 million in aggregate principal amount of 2006 Notes outstanding, which was the remaining balance of the $100.0 million originally issued on May 30, 2006. At December 31, 2010, the 2006 Notes were classified as a current liability based on the provision that allowed the note holders to deliver notice to the Company to redeem their notes on June 1, 2011. At June 30, 2011, the 2006 Notes were classified as a non-current liability since the remaining note holders cannot cause the redemption of their notes until June 1, 2016.
CBIZ separately accounts for the debt and equity components of the 2006 Notes. The carrying amount of the debt and equity components at June 30, 2011 and December 31, 2010 were as follow (in thousands):

	June 30,	December 31,
	2011	2010
Principal amount of notes	$750	$40,000
Unamortized discount	—	(750)

Net carrying amount	$750	$39,250

Additional paid-in-capital, net of tax	$11,425	$11,425

The discount on the liability component of the 2006 Notes was amortized using the effective interest method based upon an annual effective rate of 7.8%, which represented the market rate for similar debt without a conversion option at the issuance date. The discount was amortized over five years from the date of issuance, which coincided with the first date that holders were able to require CBIZ to repurchase the 2006 Notes. At June 30, 2011, the discount was fully amortized. Refer to the Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on the 2006 Notes.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
During the three and six months ended June 30, 2011 and 2010, CBIZ recognized interest expense on the 2010 Notes and 2006 Notes as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Contractual coupon interest	$1,795	$781	$3,692	$1,562
Amortization of discount	912	1,056	1,953	2,098
Amortization of deferred financing Costs	217	133	449	266

Total interest expense	$2,924	$1,970	$6,094	$3,926

Bank Debt
CBIZ maintains a $275 million unsecured credit facility (“credit facility”) with Bank of America as agent for a group of seven participating banks. On April 11, 2011, the credit facility was amended to extend the maturity date one year to June 2015, reduce interest on outstanding balances, reduce commitment fees on the unused amount, and adjust the leverage ratio limits to provide CBIZ with more flexibility. The balance outstanding under the credit facility was $149.0 million and $118.9 million at June 30, 2011 and December 31, 2010, respectively. Rates for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
Weighted average rates	3.52%	3.24%

Range of effective rates	2.66% - 5.75%	2.71% - 6.40%

CBIZ had approximately $64.8 million of available funds under the credit facility at June 30, 2011. The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. CBIZ believes it is in compliance with its debt covenants at June 30, 2011. Refer to the Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on the credit facility.
6. Commitments and Contingencies
Letters of Credit and Guarantees
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $2.8 million and $3.0 million as of June 30, 2011 and December 31, 2010, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2011 and December 31, 2010 was $1.5 million.
CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $2.4 million and $3.4 million as of June 30, 2011 and December 31, 2010, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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
The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments and higher costs incurred if circumstances differ from the assumptions used in estimating the liability. The liability for the self-funded health insurance plan is included in other current liabilities in the consolidated balance sheets and was $3.7 million and $3.4 million at June 30, 2011 and December 31, 2010, respectively. CBIZ’s net healthcare costs include health claims, administration fees to the third-party administrators and premiums for stop-loss coverage.
Legal Proceedings
In May, June, July, August and September of 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the United States District Court for the District of Arizona (Robert Facciola, et al v. Greenberg Traurig LLP, et al.) and in the Superior Court for Maricopa County Arizona (Victims Recovery, LLC v. Greenberg Traurig LLP, et al.; Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al.; Mary Marsh, et al v. Greenberg Traurig LLP, et al.; and ML Liquidating Trust v. Mayer Hoffman McCann, PC, et al.), respectively. The Maricopa County cases were removed to the United States District Court or Bankruptcy Court but all, except ML Liquidating Trust, have since been remanded to the Superior Court for Maricopa County. These remand orders are currently being appealed. The motion to remand the ML Liquidating Trust matter was denied and the Plaintiff is seeking permission to appeal that ruling. The Facciola plaintiffs seek to proceed as a class action. Additionally, in November 2009, CBIZ MHM, LLC was named as a defendant in the United States District Court for the District of Arizona (Jeffery C. Stone v. Greenberg Traurig LLP, et al.). These matters arise out of the bankruptcy proceedings related to Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company are also defendants in these lawsuits. The motion phase of these proceedings has commenced and the discovery phase in Facciola has commenced.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
7. Financial Instruments
Corporate Bonds
CBIZ held corporate bonds with par values totaling $27.1 million and $14.6 million at June 30, 2011 and December 31, 2010, respectively. Corporate bonds have maturity dates ranging from October 2011 through June 2016, and are included in “Funds held for clients — current” on the consolidated balance sheets as these investments are highly liquid and are classified as available-for-sale. During the six months ended June 30, 2011, CBIZ purchased bonds with a par value totaling $15.1 million, sold bonds with a par value totaling $1.5 million, and had an additional $1.1 million par value of bonds that matured.
Auction Rate Securities (“ARS”)
During the first six months of 2011, CBIZ sold two investments in ARS and recorded a loss of approximately $0.1 million in “Other income (loss), net” on the consolidated statements of operations. At June 30, 2011, CBIZ had one investment in ARS with a par value of $4.4 million and a fair value of $3.9 million. The difference between par value and fair value was deemed to be temporary and is therefore recorded as unrealized losses in accumulated other comprehensive loss (“AOCL”), net of tax. See Note 8 for further discussion of ARS.
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
CBIZ’s interest rate swaps have been designated as cash flow hedges. Accordingly, the interest rate swaps are recorded as either assets or liabilities in the consolidated balance sheets at fair value. Changes in fair value are recorded as a component of other comprehensive loss, net of tax, to the extent the swaps are effective. Amounts recorded to other comprehensive loss are reclassified to interest expense as interest on the underlying debt is recognized. Net amounts due related to the swaps are recorded as adjustments to interest expense when incurred or payable. All swaps were deemed to be effective for the three and six months ended June 30, 2011 and 2010.
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
As a result of the use of derivative instruments, CBIZ is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, CBIZ only enters into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of counterparties. At June 30, 2011, all of the counterparties to CBIZ’s interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations. There are no credit risk-related contingent features in CBIZ’s interest rate swaps nor do the swaps contain provisions under which the Company has, or would be required, to post collateral.
At June 30, 2011 and December 31, 2010, each of the interest rate swaps was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swaps and their effects on the consolidated balance sheets at June 30, 2011 and December 31, 2010 (in thousands).

	June 30, 2011
	Notional	Fair	Balance Sheet
	Amount	Value (c)	Location
Interest rate swaps (a)	$40,000	$(67)	Other non-current liabilities

	December 31, 2010
	Notional	Fair	Balance Sheet
	Amount	Value (c)	Location
Interest rate swaps (b)	$20,000	$(16)	Other current liabilities

(a)	Represents interest rate swap with a notional value of $40.0 million, of which $25.0 million will expire in June 2014 and the remaining $15.0 million will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and received interest that varied with the three-month LIBOR.

(b)	Represents two interest rate swaps, each with a notional value of $10.0 million and terms of two years that expired in January, 2011. Under the terms of the interest rate swaps, CBIZ paid interest at a fixed rate of 1.55% and 1.59%, respectively, plus applicable margin under the credit facility, and received or paid interest that varied with the three-month LIBOR.

(c)	See additional disclosures regarding fair value measurements in Note 8.
8. Fair Value Measurements
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
The following table summarizes CBIZ’s assets and liabilities at June 30, 2011 and December 31, 2010 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

			December 31,
	Level	June 30, 2011	2010
Deferred compensation plan assets	1	$35,516	$33,361
Corporate bonds	1	$28,814	$15,255
Interest rate swaps	2	$(67)	$(16)
Auction rate securities	3	$3,936	$10,216
Contingent purchase price liabilities	3	$(15,866)	$(17,265)
During the six months ended June 30, 2011 and 2010, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the six months ended June 30, 2011 (pre-tax basis) (in thousands):

		Contingent
	Auction Rate	Purchase Price
	Securities	Liabilities
Beginning balance — January 1, 2011	$10,216	$(17,265)
Sale of auction rate securities	(6,600)	—
Payment of contingent purchase price liability	—	330
Unrealized gains included in accumulated other comprehensive loss	220	—
Change in fair value of contingency	—	1,152
Change in net present value of contingency	—	(83)
Increase in cash flows	100	—

Ending balance — June 30, 2011	$3,936	$(15,866)

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
During the first six months of 2011, CBIZ sold two investments in ARS and as a result, recorded a loss of approximately $0.1 million in “Other income (expense), net”. At June 30, 2011, CBIZ had one investment in ARS with a par value of $4.4 million, and at December 31, 2010, CBIZ held three investments in ARS with par values totaling $13.4 million. Changes in the fair value of ARS resulted in an unrealized loss of $0.1 million and an unrealized gain of $0.9 million for the three months ended June 30, 2011 and 2010, respectively, and an unrealized gain of $0.2 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively. The difference in par value and fair value was determined to be temporary due to dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuer’s ability to refinance if necessary. ARS are included in “Funds held for clients —

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
non-current”, as CBIZ does not intend to sell this investment until an anticipated recovery of par value occurs. The ARS held at June 30, 2011 matures in October 2037.
Contingent Purchase Price Liabilities - Contingent purchase price liabilities resulted from business acquisitions made after January 1, 2009, and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. The contingent purchase price liabilities are included in “Other current liabilities” and “Accrued expenses — non-current”, depending on the expected settlement date. During the six months ended June 30, 2011, the contingent liability decreased as a result of payments totaling $0.3 million and a $1.2 million adjustment to the estimate of future contingent liabilities, partially offset by net present value adjustments totaling $0.1 million. See Note 12 for further discussion of contingent purchase price liabilities.
The following table provides additional information with regards to the ARS with temporary impairments, aggregated by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2011		December 31, 2010
	12 Months or Greater		12 Months of Greater
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$3,936	$444	$7,716	$664
The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Convertible Notes	$750	$750	$39,250	$40,050
2010 Convertible Notes	$117,780	$159,006	$116,577	$141,670

Although the trading of CBIZ’s 2006 Convertible Notes and 2010 Convertible Notes is limited, the fair value was determined based upon their most recent quoted trading activity. The 2006 Convertible Notes and 2010 Convertible Notes are carried at face value less any unamortized debt discount.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
9.   Other Comprehensive Income
Other comprehensive (loss) income is reflected as a (decrease) increase to stockholders’ equity and is not reflected in CBIZ’s results of operations. Other comprehensive (loss) income and total comprehensive income for the three and six months ended June 30, 2011 and 2010, net of tax, was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Net income	$6,551	$5,422	$24,456	$21,406
Other comprehensive (loss) income:
Net unrealized gain on available-for-sale securities, net of income taxes (1)	—	497	405	422
Net unrealized (loss) gain on interest rate swaps, net of income taxes (2)	(42)	46	(32)	50
Foreign currency translation	(17)	(21)	(32)	(36)

Total other comprehensive (loss) income	(59)	522	341	436

Comprehensive income	$6,492	$5,944	$24,797	$21,842

(1)	Net of income tax expense of $0 and $331 for the three months ended June 30, 2011 and 2010, respectively, and net of income tax expense of $121 and $281 for the six months ended June 30, 2011 and 2010, respectively.

(2)	Net of income tax (benefit) expense of ($25) and $27 for the three months ended June 30, 2011 and 2010, respectively, and net of income tax (benefit) expense of ($19) and $30 for the six months ended June 30, 2011 and 2010, respectively.
Accumulated other comprehensive loss, net of tax, was approximately $0.6 million and $0.9 million at June 30, 2011 and December 31, 2010, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and interest rate swaps, and adjustments for foreign currency translation.
10. Employer Share Plans
CBIZ has granted various stock-based awards under its 2002 Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2010. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Stock options	$844	$732	$1,561	$1,492
Restricted stock awards	746	543	1,353	1,078

Total stock-based compensation expense	$1,590	$1,275	$2,914	$2,570

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Stock award activity during the six months ended June 30, 2011 was as follows (in thousands, except per share data):

	Stock		Restricted Stock
	Options		Awards
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Grant-Date
	of	Price Per	of	Fair
	Options	Share	Shares	Value (1)
Outstanding at beginning of year	5,653	$7.42	825	$7.33
Granted	1,501	$7.41	483	$7.34
Exercised or released	(219)	$3.50	(325)	$7.43
Expired or canceled	(59)	$7.14	—	—

Outstanding at June 30, 2011	6,876	$7.54	983	$7.30

Exercisable at June 30, 2011	3,375	$7.76

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.
11. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share data).

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$6,856	$7,009	$24,980	$23,865

Denominator:
Basic
Weighted average common shares outstanding	49,615	61,448	49,469	61,479

Diluted
Stock options (1)	66	104	78	130
Restricted stock awards	132	70	188	148
Contingent shares (2)	145	215	145	215

Diluted weighted average common shares outstanding	49,958	61,837	49,880	61,972

Basic earnings per share from continuing operations	$0.14	$0.11	$0.50	$0.39

Diluted earnings per share from continuing operations	$0.14	$0.11	$0.50	$0.39

(1)	A total of 6.8 million and 6.1 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2011, respectively, and a total of 5.4 million and 4.9 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2010, respectively, as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
12. Acquisitions
During the six months ended June 30, 2011, CBIZ did not acquire any businesses or client lists. CBIZ paid $11.3 million in cash and issued approximately 265,000 shares of common stock during the six months ended June 30, 2011 as contingent earnouts for previous acquisitions. In addition, CBIZ reduced the fair value of the contingent purchase price liability related to CBZ’s prior acquisitions by $1.2 million due to lower than originally projected future results of the acquired businesses. This reduction of $1.2 million is included in “Other (expense) income, net” in the consolidated statements of operations. See Note 8 for further discussion of contingent purchase price liabilities.
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
Additions to goodwill, client lists and other intangible assets resulting from contingent consideration earned on prior period acquisitions during the six months ended June 30, 2011, and for acquisitions and contingent consideration earned on prior period acquisitions during the six months ended June 30, 2010 were as follows (in thousands):

	2011	2010
Goodwill	$21	$18,791

Client lists	$108	$5,560

Other intangible assets	$—	$246

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
Discontinued Operations
Gains or losses from the sale of discontinued operations are recorded as “Gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned. During the six months ended June 30, 2011, CBIZ sold a business from the Financial Services practice group and will receive contingent proceeds from this sale transaction based on revenue over the next three-year period. As part of the sale of this business, CBIZ reduced its goodwill balance by approximately $0.3 million.

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
Revenue and results from operations of discontinued operations for the three and six months ended June 30, 2011 and 2010 are separately reported as “Loss from discontinued operations, net of tax” in the consolidated statements of operations and were as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2011	2010	2011	2010
Revenue	$342	$1,229	$919	$4,343

Loss from discontinued operations, before income tax	$(532)	$(1,625)	$(957)	$(2,353)
Income tax benefit	197	634	363	926

Loss from discontinued operations, net of tax	$(335)	$(991)	$(594)	$(1,427)

Gain (loss) on the disposal of discontinued operations for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2011	2010	2011	2010
Gain (loss) on disposal of discontinued operations, before income tax	$50	$(993)	$117	$(1,883)
Income tax (expense) benefit	(20)	397	(47)	851

Gain (loss) on disposal of discontinued operations, net of tax	$30	$(596)	$70	$(1,032)

At June 30, 2011 and December 31, 2010, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Assets:
Accounts receivable, net	$194	$381
Other assets	625	259

Assets of discontinued operations	$819	$640

Liabilities:
Accounts payable	$33	$90
Accrued personnel costs	122	228
Other current liabilities	278	244

Liabilities of discontinued operations	$433	$562

Divestitures
Gains and losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the consolidated statements of operations. During the six months ended June 30, 2011, CBIZ recognized a gain of $2.3 million from the sale of its individual wealth management business and gains of $0.4 million for the sales of client lists. Cash proceeds from the sale of the business and client list totaled approximately $7.2 million, of which

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
approximately $6.7 million was received on December 31, 2010. As part of the sale of the individual wealth management business, CBIZ reduced its goodwill balance by approximately $2.2 million.
During the six months ended June 30, 2010, CBIZ recognized a gain of $0.4 million from the sale of a client list. Cash proceeds from this sale were $0.4 million.
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
Financial Services
•	Accounting

•	Tax

•	Financial Advisory

•	Valuation

•	Litigation Support

•	Internal Audit

•	Family Office Services

•	Fraud Detection

•	Real Estate Advisory
Employee Services
•	Group Health

•	Property & Casualty

•	Retirement Plan Services

•	Payroll Services

•	Life Insurance

•	Human Capital Management

•	Compensation Consulting

•	Recruiting

•	Actuarial Services
MMP
•	Coding and Billing

•	Accounts Receivable Management

•	Full Practice Management Services
National Practices
•	Managed Networking and Hardware Services

•	Health Care Consulting

•	Mergers & Acquisitions

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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
     Segment information for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2011
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$96,253	$43,197	$35,654	$8,006	$—	$183,110
Operating expenses	82,732	36,059	31,459	6,794	2,887	159,931

Gross margin	13,521	7,138	4,195	1,212	(2,887)	23,179
Corporate general & admin	—	—	—	—	6,850	6,850

Operating income (loss)	13,521	7,138	4,195	1,212	(9,737)	16,329
Other income (expense):
Interest expense	(5)	(6)	—	—	(4,396)	(4,407)
Gain on sale of operations, net	—	—	—	—	2	2
Other income (expense), net	63	159	79	—	(274)	27

Total other income (expense)	58	153	79	—	(4,668)	(4,378)

Income (loss) from continuing operations before income tax expense	$13,579	$7,291	$4,274	$1,212	$(14,405)	$11,951

	THREE MONTHS ENDED JUNE 30, 2010
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$91,378	$43,828	$38,018	$6,850	$—	$180,074
Operating expenses	81,463	36,650	33,346	6,582	219	158,260

Gross margin	9,915	7,178	4,672	268	(219)	21,814
Corporate general & admin	—	—	—	—	6,638	6,638

Operating income (loss)	9,915	7,178	4,672	268	(6,857)	15,176
Other income (expense):
Interest expense	(2)	(6)	—	—	(3,403)	(3,411)
Gain on sale of operations, net	—	—	—	—	2	2
Other income (expense), net	55	28	82	—	(2,212)	(2,047)

Total other income (expense)	53	22	82	—	(5,613)	(5,456)

Income (loss) from continuing operations before income tax expense	$9,968	$7,200	$4,754	$268	$(12,470)	$9,720

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	SIX MONTHS ENDED JUNE 30, 2011
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$218,361	$87,632	$71,065	$15,943	$—	$393,001
Operating expenses	172,459	72,655	63,533	13,451	7,261	329,359

Gross margin	45,902	14,977	7,532	2,492	(7,261)	63,642
Corporate general & admin	—	—	—	—	16,511	16,511

Operating income (loss)	45,902	14,977	7,532	2,492	(23,772)	47,131
Other income (expense):
Interest expense	(5)	(12)	—	—	(9,305)	(9,322)
Gain on sale of operations, net	—	—	—	—	2,745	2,745
Other income, net	121	530	148	—	2,309	3,108

Total other income (expense)	116	518	148	—	(4,251)	(3,469)

Income (loss) from continuing operations before income tax expense	$46,018	$15,495	$7,680	$2,492	$(28,023)	$43,662

	SIX MONTHS ENDED JUNE 30, 2010
					Corporate
	Financial	Employee		National	and
	Services	Services	MMP	Practices	Other	Total
Revenue	$211,947	$90,616	$73,336	$13,556	$—	$389,455
Operating expenses	169,784	73,799	67,436	13,072	5,618	329,709

Gross margin	42,163	16,817	5,900	484	(5,618)	59,746
Corporate general & admin	—	—	—	—	15,622	15,622

Operating income (loss)	42,163	16,817	5,900	484	(21,240)	44,124
Other income (expense):
Interest expense	(5)	(12)	—	—	(6,562)	(6,579)
Gain on sale of operations, net	—	—	—	—	376	376
Other income (expense), net	130	166	171	—	(341)	126

Total other income (expense)	125	154	171	—	(6,527)	(6,077)

Income (loss) from continuing operations before income tax expense	$42,288	$16,971	$6,071	$484	$(27,767)	$38,047

15.	Subsequent Events

On August 1, 2011, CBIZ acquired two businesses: Thompson Dunavant (“TD”) and Multiple Benefit Services, Inc. (“MBS”). TD is an accounting and financial services firm located in Memphis, Tennessee and provides tax and financial consulting services to a wide array of clients from small closely-held companies to large multi-national businesses in a variety of industries. Revenues for TD during the past twelve months approximated $15.7 million. MBS is an employee benefits consulting firm located in Atlanta, Georgia and provides employee benefit consulting and support services to both small and large companies in a number of industries. Revenue for MBS during the last twelve months approximated $3.5 million. The results of operations for both of these acquired companies for the last five months of 2011 are not expected to significantly contribute to CBIZ’s 2011 earnings. The operating results for TD and MBS will be reported in the Financial Services group and Employees Services group, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries. The following discussion is intended to assist in the understanding of CBIZ’s financial position at June 30, 2011 and December 31, 2010, results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2010.
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
Executive Summary
Revenue for the three months ended June 30, 2011 increased by 1.7% to $183.1 million from the $180.1 million reported for the comparable period in 2010. Same-unit revenue increased $1.3 million, or 0.8%, and revenue from newly acquired operations, net of divestitures, contributed $1.7 million, or 0.9% to the growth in revenue. Revenue for the six months ended June 30, 2011 increased by 0.9% to $393.0 million from the $389.5 million reported for the comparable period in 2010. Revenue from newly acquired operations, net of divestitures, contributed $5.3 million, or 1.3% to the growth in revenue, which was offset by same-unit revenue declines of $1.7 million, or 0.4%.
Operating expenses increased by $1.7 million or 1.1%, but decreased as a percentage of revenue to 87.3% for the three months ended June 30, 2011 from 87.9% for the three months ended June 30, 2010. For the six months ended June 30, 2011, operating expenses decreased by $0.4 million, or 0.1%, and decreased as a percentage of revenue to 83.8% compared to 84.7% reported for the same period last year. Included in operating expenses for the three months ended June 30, 2011 were deferred compensation costs of $0.1 million, which unfavorably impacted gross margin. For the three months ended June 30, 2010, operating expenses included a deferred compensation benefit of $2.0 million, which resulted in a favorable impact to gross margin. For the six months ended June 30, 2011, operating expenses included deferred compensations costs of $1.5 million, which unfavorably impacted gross margin, and for the six months ended June 30, 2010, a deferred compensation benefit of $0.9 million resulted in a favorable impact to gross margin.
Earnings per share from continuing operations was $0.14 per diluted share for the three months ended June 30, 2011 and $0.11 for the comparable period in 2010. For the six months ended June 30, 2011, earnings per diluted share was $0.50 compared to $0.39 for the same period last year. Earnings per share for the six months ended June 30, 2011 included a gain of approximately $0.02 per diluted share related to the divestiture of the wealth management business, and earnings per share for the six months ended June 30, 2010 included a charge of $0.02 per diluted share for lease restructuring activities in connection with the acquisition of Goldstein Lewin & Company in Boca Raton, Florida.
Cash earnings per diluted share were $0.29 and $0.23 for the three months ended June 30, 2011 and 2010, respectively, and $0.78 and $0.63 for the six months ended June 30, 2011 and 2010, respectively.

CBIZ believes cash earnings per diluted share more clearly illustrates the impact of certain non-cash charges to income from continuing operations and is a useful measure for the Company and its analysts. Cash earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”), otherwise known as a non-GAAP measure. As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the three months and six months ended June 30, 2011 and 2010 are provided in the “Results of Operations — Continuing Operations” section that follows.
On June 1, 2011, the holders of CBIZ’s 3.125% Convertible Senior Subordinated Notes issued in 2006 (the “2006 Notes”) provided notice to the Company to redeem $39.3 million of the outstanding $40.0 million 2006 Notes. The 2006 Notes were settled in cash for the principal amount and any accrued and unpaid interest. The remaining $750,000 of 2006 Notes may be redeemed by CBIZ at any time until the due date of June 1, 2026. The holders of the 2006 Notes have the right to require CBIZ to repurchase their 2006 Notes on June 1, 2016 and June 1, 2021 for 100% of the principal plus any accrued interest.
On August 1, 2011, CBIZ acquired two businesses: Thompson Dunavant (“TD”) and Multiple Benefit Services, Inc. (“MBS”). TD is an accounting and financial services firm located in Memphis, Tennessee and provides tax and financial consulting services to a number of clients ranging from small closely-held companies to large multi-national businesses. MBS is an employee benefits consulting firm located in Atlanta, Georgia and provides employee benefit consulting and support services to both small and large companies. Annual revenues for TD and MBS approximate $15.7 million and $3.5 million, respectively.
Results of Operations — Continuing Operations
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on June 1, 2010, revenue for the month of June would be included in same-unit revenue for both years; revenue for the period January 1, 2011 through May 31, 2011 would be reported as revenue from acquired businesses.
Three Months Ended June 30, 2011 and 2010
Revenue — The following table summarizes total revenue for the three months ended June 30, 2011 and 2010 (in thousands, except percentages).

	THREE MONTHS ENDED JUNE 30,
		%of		%of	$	%
	2011	Total	2010	Total	Change	Change
Same-unit revenue
Financial Services	$93,324	51.0%	$91,378	50.8%	$1,946	2.1%
Employee Services	42,735	23.3%	42,132	23.4%	603	1.4%
MMP	35,654	19.5%	38,018	21.1%	(2,364)	(6.2)%
National Practices	8,006	4.4%	6,850	3.8%	1,156	16.9%

Total same-unit revenue	179,719	98.2%	178,378	99.1%	1,341	0.8%
Acquired businesses	3,381	1.8%	—	—	3,381
Divested operations	10	—	1,696	0.9%	(1,686)

Total revenue	$183,110	100.0%	$180,074	100.0%	$3,036	1.7%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — Operating expenses increased by $1.7 million to $159.9 million for the three months ended June 30, 2011 from $158.2 million for the comparable period of 2010, but decreased as a percentage of revenue to 87.3% for the three months ended June 30, 2011 from 87.9% for the comparable period of 2010. The primary components of operating expenses for the three months ended June 30, 2011 and 2010 are included in the following table:

	2011		2010
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	74.4%	65.0%	75.5%	66.4%	(1.4)%
Occupancy costs	6.8%	5.9%	7.0%	6.2%	(0.3)%
Depreciation and amortization	3.1%	2.7%	3.2%	2.8%	(0.1)%
Travel and related costs	3.2%	2.8%	2.9%	2.5%	0.3%
Other (1)	12.5%	10.9%	12.6%	11.1%	(0.2)%

Subtotal		87.3%		89.0%	(1.7)%
Deferred compensation costs	—	—	(1.2)%	(1.1)%	1.1%

Total operating expenses		87.3%		87.9%	(0.6)%

Gross margin		12.7%		12.1%	0.6%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.
The decrease in operating expenses as a percentage of revenue that was attributable to personnel costs was a result of a reduction in staffing at certain locations. The increase in deferred compensation costs as a percentage of revenue is due to a modest gain in the value of the assets held in relation to CBIZ’s deferred compensation plan, or an unfavorable impact to gross margin, for the three months ended June 30, 2011 compared to a loss, or a favorable impact to gross margin, of $2.0 million for the comparable period in 2010. The decrease in occupancy costs as a percentage of revenue was due to efforts to consolidate certain locations related to the Company’s MMP business. The increase in travel and related costs as a percentage of revenue was primarily due to increased client development efforts. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.
Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses increased by $0.3 million to $6.9 million for the three months ended June 30, 2011 from $6.6 million for the comparable period of 2010, and increased as a percentage of revenue to 3.8% for the three months ended June 30, 2011 from 3.7% for the comparable period of 2010. The primary components of G&A expenses for the three months ended June 30, 2011 and 2010 are included in the following table:

	2011		2010
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	53.2%	2.0%	49.2%	1.8%	0.2%
Professional services	12.3%	0.5%	18.0%	0.7%	(0.2)%
Computer costs	6.4%	0.2%	5.7%	0.2%	—
Travel and related costs	5.0%	0.2%	3.9%	0.1%	0.1%
Depreciation and amortization	1.3%	0.0%	1.5%	0.1%	(0.1)%
Other (1)	21.8%	0.9%	21.7%	0.8%	0.1%

Total G&A expenses		3.8%		3.7%	0.1%

(1)	Other G&A expenses include office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.
The increase in G&A expenses as a percentage of revenue attributable to personnel costs is primarily due to an increase in incentive based compensation accruals as a greater percentage of the estimated annual incentive payout was accrued during the three months ended June 30, 2011 compared to the same period in 2010. Offsetting the personnel costs increase was a reduction in professional services, primarily related to legal expenses. The decrease in legal expenses during the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to legal expenses being slightly higher than normal during 2010 as the Company brought several longstanding legal matters to a conclusion. A favorable judgment was granted and the Company recouped a significant portion of these fees subsequently in 2010.
Interest expense — Interest expense increased by $1.0 million to $4.4 million for the three months ended June 30, 2011 from $3.4 million for the comparable period in 2010. The increase in interest expense relates to a net increase of $0.9 million related to the senior subordinated convertible notes and an increase of $0.1 million related to the credit facility. The increase related to the senior subordinated convertible notes is primarily due to a $49.6 million increase in average carrying amount of the senior subordinated convertible notes to $143.8 million for the three months ended June 30, 2011 from $94.2 million for the comparable period in 2010. The increase in interest expense related to the credit facility is due to an increase in amortization of deferred debt costs and an increase in the average outstanding balance, partially offset by a decrease in the weighted average interest rates. Average debt outstanding under the credit facility was $139.2 million and $129.3 million and weighted average interest rates were 3.1% and 3.4% for the three months ended June 30, 2011 and 2010, respectively. The increase in deferred debt costs is due to additional costs incurred related to the new credit facility that was put into effect in June 2010, as well as the additional costs incurred from the April 2011 amendment to the credit facility. See Note 5 of the accompanying consolidated financial statements for further discussion of CBIZ’s debt arrangements.
Other income (expense), net — Other income (expense), net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan and adjustments to contingent liabilities related to prior acquisitions. For the three months ended June 30, 2011 compared to the same period last year, gains in the fair value of investments related to the deferred compensation contributed $2.2 million of the $2.1 million increase in other income, net. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increase to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of operations.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $5.1 million and $2.7 million for the three months ended June 30, 2011 and 2010, respectively. The effective tax rate for the three months ended June 30, 2011 was 42.6%, compared to an effective tax rate of 27.9% for the comparable period in 2010. The increase in the effective tax rate primarily relates to the reversal of estimated tax reserves in 2010 due to the expiration of certain statutes of limitation and a net increase in the Company’s valuation allowance related to state tax credits in the second quarter of 2011.
Earnings per share and cash earnings per share — Earnings per share from continuing operations were $0.14 and $0.11 per diluted share for the three months ended June 30, 2011 and 2010, respectively, and cash earnings per share were $0.29 and $0.23 per diluted share for the three months ended June 30, 2011 and 2010, respectively. The Company believes cash earnings and cash earnings per diluted share (non-GAAP measures) more clearly illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful measure for the Company and its analysts. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from continuing operations and diluted earnings per share from continuing operations to cash earnings per diluted share for the three months ended June 30, 2011 and 2010.

CASH EARNINGS AND PER SHARE DATA
Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	THREE MONTHS ENDED JUNE 30,
	2011	Per Share	2010	Per Share
		(In thousands, except per share data)

Income from continuing operations	$6,856	$0.14	$7,009	$0.11

Selected non-cash charges:
Depreciation and amortization	4,965	0.10	5,088	0.08
Non-cash interest on convertible notes	912	0.02	1,056	0.02
Stock-based compensation	1,590	0.03	1,275	0.02

Non-cash charges	$7,467	$0.15	$7,419	$0.12

Cash earnings — continuing operations	$14,323	$0.29	$14,428	$0.23

Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, MMP and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	THREE MONTHS ENDED JUNE 30,
			$	%
	2011	2010	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$93,324	$91,378	$1,946	2.1%
Acquired businesses.	2,929	—	2,929

Total revenue	$96,253	$91,378	$4,875	5.3%
Operating expenses	82,732	81,463	1,269	1.6%

Gross margin	$13,521	$9,915	$3,606	36.4%

Gross margin percent	14.0%	10.9%

The increase in same-unit revenue was primarily the result of stronger performance in several of the units that provide certain national services. With respect to the accounting units, same-unit aggregate hours charged to clients declined approximately 4% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, which was partially offset by a 3% increase in effective rates realized for services provided for the three months ended June 30, 2011 versus the comparable period in the prior year. The decline in hours was primarily due to decreased client demand. The improvement in rates realized for services provided was due to a modest increase in rates as well as improved engagement efficiencies. Revenue from acquired businesses was a result of the acquisition of Kirkland, Russ, Murphy, & Tapp (“KRMT”), which occurred on November 1, 2010.
CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $26.9 million and $26.2 million for the three months ended June 30, 2011 and 2010, respectively, a majority of which is related to services rendered to privately-held clients. The increase in ASA fees is primarily the result of the acquisition of KRMT.
The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel and related costs which represented 88.8% of total operating expenses for both the three months ended June 30, 2011 and 2010. Personnel costs increased $0.7 million for the three months ended June 30, 2011 compared to the same period in 2010, and represented 78.7% and 79.0% of total operating expenses for the three months ended June 30, 2011 and 2010, respectively. The increase was attributable to $2.1 million associated with the acquisition of KRMT, offset by select staff reductions in certain units totaling $1.4 million. Personnel costs represented 67.6% and 70.4% of revenue for the three months ended June 30, 2011 and 2010, respectively. Occupancy costs are relatively fixed in nature and were $5.7 million for both the three months ended June 30, 2011 and 2010. Travel and related costs were $2.7 million and $2.3 million for the three months ended June 30, 2011 and 2010, respectively, and were 2.8% and 2.5% of revenue for the three months ended June 30, 2011 and 2010, respectively. The increase in travel and related costs was partially due to increased client development efforts.
Gross margin percentage increased to 14.0% for the three months ended June 30, 2011 compared to 10.9% for the same period in 2010. The increase was due largely to lower same-unit personnel costs as described above.
Employee Services

	THREE MONTHS ENDED JUNE 30,
			$	%
	2011	2010	Change	Change
		(In thousands, except percentages)
Revenue
Same-unit	$42,735	$42,132	$603	1.4%
Acquired businesses	452	—	452
Divested operations	10	1,696	(1,686)

Total revenue	$43,197	$43,828	$(631)	(1.4)%

Operating expenses	36,059	36,650	(591)	(1.6)%

Gross margin	$7,138	$7,178	$(40)	(0.6)%

Gross margin percent	16.5%	16.4%

The increase in same-unit revenue was primarily attributable to increases in the Company’s retirement plan advisory, specialty life insurance and human capital advisory businesses, including payroll, offset in part by decreases in the employee benefits and property and casualty businesses. Revenues increased approximately $0.4 million in the retirement advisory business due to higher asset values resulting largely from favorable market performance, and specialty life insurance revenues increased $0.9 million due to an increase in the number of policy placements. Human capital advisory and payroll revenues increased approximately $0.8 million due to an increase in demand for recruiting and pricing for payroll-related services. Partially offsetting these increases was a decrease in the Company’s employee benefits revenues of approximately $1.0 million due to client attrition and a decrease in property and casualty revenues of $0.5 million due to soft market conditions in pricing. The growth in revenue from acquired businesses was provided by Benexx, a retirement plan business in Maryland that was acquired in the third quarter of 2010. The decline in revenue from divestitures was due to the sale of the Wealth Management Advisory business in the first quarter of 2011.
The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.6% and 83.1% of total operating expenses for the three months ended June 30, 2011 and 2010, respectively. Excluding personnel costs during the three months ended June 30, 2010 related to the divested wealth management businesses of $1.4 million, personnel costs increased approximately $0.2 million, primarily as a result of more commissions paid to third party brokers related to the increase in specialty life insurance sales. Personnel costs represented 64.3% and 63.8% of revenue for the three months ended June 30, 2011 and 2010, respectively. Occupancy costs are relatively fixed in nature and were $2.4 million for the three months ended June 30, 2011 and 2010.

The increase in gross margin percent was primarily attributable to two factors. The increase from retirement advisory and human capital advisory revenues both had a favorable impact on gross margin, since asset-based revenues do not have related direct costs, and human capital advisory revenues have a more fixed cost structure. These were offset, in part, by the decline in revenues in both the employee benefits and property casualty businesses.
MMP

	THREE MONTHS ENDED JUNE 30,
			$	%
	2011	2010	Change	Change
	(In thousands, except percentages)
Same-unit revenue.	$35,654	$38,018	$(2,364)	(6.2)%
Operating expenses	31,459	33,346	(1,887)	(5.7)%

Gross margin	$4,195	$4,672	$(477)	(10.2)%

Gross margin percent	11.8%	12.3%

Same-unit revenue decreased 6.2% for the three months ended June 30, 2011 versus the comparable period in 2010. Approximately 53% of the decrease is attributable to decreased revenues from existing clients, with the remaining 47% attributable to client terminations, net of new business sold. The decline in revenue from existing clients can be attributed to several factors including: decreases in the number of procedures processed, decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure. The decline in revenue from client terminations is attributable to many factors including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations and increased competitive pressures. The Company does not believe that this loss of clients represents a trend that will continue through the remainder of 2011, however, same store revenues are expected to continue to be less than 2010 reported revenues due to continued pressure on pricing and reimbursement rates.
The largest components of operating expenses for MMP are personnel costs, professional service fees for off-shore and electronic claims processing, occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services). These expenses represented 86.4% and 86.7% of total operating expenses for the three months ended June 30, 2011 and 2010, respectively. Due to a reduction in headcount, personnel costs decreased $1.2 million for the three months ended June 30, 2011, and increased slightly as a percentage of revenue to 55.8% compared to 55 .6% for the comparable period in 2010. The reduction in headcount and related personnel costs in billing operations is due to the expanded utilization of off-shore processing, utilization of new technologies, as well as a response to the decline in revenue. Office expenses decreased $0.3 million for the three months ended June 30, 2011, and decreased slightly as a percentage of revenue to 7.7% compared to 8.0% for the same period in 2010 due to a decrease in statement mailing services. Facilities costs decreased $0.2 million for the three months ended June 30, 2011 compared to the same period last year, but remained 6.7% of revenue for both periods. This decrease was due to the consolidation of certain offices.
The decrease in gross margin is the result of continued pricing and reimbursement pressure as described above.

National Practices

	THREE MONTHS ENDED JUNE 30,
			$	%
	2011	2010	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$8,006	$6,850	$1,156	16.9%

Operating expenses	6,794	6,582	212	3.2%

Gross margin	$1,212	$268	$944	352.2%

Gross margin percent	15.1%	3.9%

The increase in revenue was attributable to an increase of $0.8 million in CBIZ’s mergers and acquisitions business and $0.3 million from the healthcare consulting business. The increase in the mergers and acquisitions business was a result of earning a success fee for completing a transaction during the second quarter of 2011, whereas no transactions were completed during the same period in 2010. The increase in the healthcare consulting business was primarily due to an expansion of coding and auditing services performed in the clinical business and an increase in Medicaid eligibility services provided to clients.
The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 95.2% and 93.6% of total operating expenses for the three months ended June 30, 2011 and 2010, respectively. Personnel costs increased $0.3 million for the three months ended June 30, 2011 compared to the same period in 2010, but decreased as a percentage of revenue to 78.0% of revenue for the three months ended June 30, 2011 compared to 87.2% of revenue for the same period last year. The increase in personnel costs is due primarily to additional incentive compensation to certain individuals in the mergers and acquisitions business resulting from completing a transaction during the three months ended June 30, 2011. Occupancy costs and travel and related costs were relatively flat for the three months ended June 30, 2011 and 2010.
The increase in gross margin is primarily the result of an increase in revenue, as described above, combined with relatively flat operating expenses for the three months ended June 30, 2011 compared with the same period last year.
Six Months Ended June 30, 2011 and 2010
Revenue — The following table summarizes total revenue for the six months ended June 30, 2011 and 2010 (in thousands, except percentages).

	SIX MONTHS ENDED JUNE 30,
		% of		% of	$	%
	2011	Total	2010	Total	Change	Change
Same-unit revenue
Financial Services	$210,695	53.6%	$211,947	54.4%	$(1,252)	(0.6)%
Employee Services	86,597	22.0%	87,197	22.4%	(600)	(0.7)%
MMP	71,065	18.1%	73,336	18.8%	(2,271)	(3.1)%
National Practices	15,943	4.1%	13,556	3.5%	2,387	17.6%

Total same-unit revenue	384,300	97.8%	386,036	99.1%	(1,736)	(0.4)%
Acquired businesses	8,637	2.2%	—	—	8,637
Divested operations	64	—	3,419	0.9%	(3,355)

Total revenue	$393,001	100.0%	$389,455	100.0%	$3,546	0.9%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — Operating expenses decreased to $329.3 million for the six months ended June 30, 2011 from $329.7 million for the comparable period of 2010, and decreased as a percentage of revenue to 83.8% for the six months ended June 30, 2011 from 84.7% for the comparable period of 2010. The primary components of operating expenses for the six months ended June 30, 2011 and 2010 are included in the following table:

	2011		2010
	% of		% of		Change in
	Operating	% of	Operating	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	74.3%	62.2%	75.0%	63.5%	(1.3)%
Occupancy costs	6.7%	5.6%	6.9%	5.8%	(0.2)%
Depreciation and amortization	3.0%	2.5%	3.0%	2.6%	(0.1)%
Travel and related costs	3.0%	2.5%	2.7%	2.3%	0.2%
Other (1)	12.5%	10.6%	12.7%	10.7%	(0.1)%

Subtotal		83.4%		84.9%	(1.5)%
Deferred compensation costs	0.5%	0.4%	(0.3)%	(0.2)%	0.6%

Total operating expenses		83.8%		84.7%	(0.9)%

Gross margin		16.2%		15.3%	0.9%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.
The decrease in operating expenses as a percentage of revenue that was attributable to personnel costs was a result of a reduction in staffing at certain locations. The increase in deferred compensation costs as a percentage of revenue is due to a gain, or an unfavorable impact to gross margin, of $1.5 million in the value of the assets held in relation to CBIZ’s deferred compensation plan for the six months ended June 30, 2011 compared to a loss, or a favorable impact to gross margin, of $0.9 million for the comparable period in 2010. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.
Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses increased by $0.9 million to $16.5 million for the six months ended June 30, 2011 from $15.6 million for the comparable period of 2010, and increased as a percentage of revenue to 4.2% for the six months ended June 30, 2011 from 4.0% for the comparable period of 2010. The primary components of G&A expenses for the six months ended June 30, 2011 and 2010 are included in the following table:

	2011		2010
	% of		% of		Change in
	G&A	% of	G&A	% of	% of
	Expense	Revenue	Expense	Revenue	Revenue
Personnel costs	62.3%	2.6%	53.4%	2.1%	0.5%
Professional services	10.4%	0.4%	18.9%	0.8%	(0.4)%
Computer costs	5.3%	0.2%	4.8%	0.2%	—
Travel and related costs	3.7%	0.2%	3.1%	0.1%	0.1%
Depreciation and amortization	1.1%	—	1.3%	0.1%	(0.1)%
Other (1)	17.2%	0.8%	18.5%	0.7%	0.1%

Total G&A expenses		4.2%		4.0%	0.2%

(1)	Other G&A expenses include office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The increase in G&A expenses as a percentage of revenue attributable to personnel costs is primarily due to an increase in incentive based compensation accruals as a greater percentage of the estimated annual incentive payout was accrued during the six months ended June 30, 2011 compared to the same period in 2010. Offsetting the personnel costs increase was a reduction in professional services, primarily related to legal expenses. The decrease in legal expenses during the six months ended June 30, 2011 compared to the same period last year was primarily due to legal expenses being slightly higher than normal during the six months ended June 30, 2010 as the Company brought several longstanding legal matters to a conclusion. A favorable judgment was granted and the Company recouped a significant portion of these fees subsequently in 2010.
Interest expense — Interest expense increased by $2.7 million to $9.3 million for the six months ended June 30, 2011 from $6.6 million for the comparable period in 2010. The increase in interest expense relates to a net increase of $2.1 million related to the senior subordinated convertible notes and an increase of $0.6 million related to the credit facility. The increase related to the senior subordinated convertible notes is primarily due to a $55.6 million increase in average carrying amount of the senior subordinated convertible notes to $149.5 million for the first six months of 2011 from $93.9 million for the comparable period in 2010. The increase in interest expense related to the credit facility is due to an increase in the weighted average interest rates and an increase in amortization of deferred debt costs. Average debt outstanding under the credit facility was $132.7 million and $128.4 million and weighted average interest rates were 3.5% and 3.2% for the six months ended June 30, 2011 and 2010, respectively. The increase in deferred debt costs is due to additional costs incurred related to the new credit facility that was put into effect in June 2010, as well as the additional costs incurred from the April 2011 amendment to the credit facility. See Note 5 of the accompanying consolidated financial statements for further discussion of CBIZ’s debt arrangements.
Gain on sale of operations, net — The gain on sale of operations, net was $2.7 million for the six months ended June 30, 2011 and is primarily due to the sale of the Company’s individual wealth management business during the first quarter of 2011. The wealth management business was reported in the Employee Services practice group.
Other income (expense), net — Other income (expense), net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan and adjustments to contingent liabilities related to previous acquisitions. Gains in the fair value of investments related to the deferred compensation contributed $2.6 million of the $3.0 million increase in other income, net, for the six months ended June 30, 2011 versus the comparable period in 2010. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increase to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of operations. In addition, adjustments to contingent liabilities included a $1.2 million expense during the six months ended June 30, 2011 compared to a $0.7 million expense for the same period in 2010, thus comprising the remaining increase in other income, net.
Income tax expense — CBIZ recorded income tax expense from continuing operations of $18.7 million and $14.2 million for the six months ended June 30, 2011 and 2010, respectively. The effective tax rate for the six months ended June 30, 2011 was 42.8%, compared to an effective tax rate of 37.3% for the comparable period in 2010. The increase in the effective tax rate primarily relates to the reversal of estimated tax reserves in 2010 due to the expiration of certain statutes of limitation and non-tax deductible goodwill related to the sale of the individual wealth management business that was completed in the first quarter of 2011.
Earnings per share and cash earnings per share — Earnings per share from continuing operations were $0.50 and $0.39 per diluted share for the six months ended June 30, 2011 and 2010, respectively, and cash earnings per share were $0.78 and $0.63 per diluted share for the six months ended June 30, 2011 and 2010, respectively. The Company believes cash earnings and cash earnings per diluted share (non-GAAP measures) more clearly illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful measure for the Company and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from continuing operations and diluted earnings per share from continuing operations to cash earnings per diluted share for the six months ended June 30, 2011 and 2010.
CASH EARNINGS AND PER SHARE DATA
Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	SIX MONTHS ENDED JUNE 30,
	2011	Per Share	2010	Per Share
		(In thousands, except per share data)
Income from continuing operations	$24,980	$0.50	$23,865	$0.39

Selected non-cash charges:
Depreciation and amortization	9,995	0.20	10,213	0.16
Non-cash interest on convertible note	1,953	0.04	2,098	0.03
Stock-based compensation	2,914	0.06	2,570	0.04
Adjustments to contingent earnouts	(1,152)	(0.02)	(715)	(0.01)
Non-cash restructuring charge	—	—	1,206	0.02

Non-cash charges	$13,710	$0.28	$15,372	$0.24

Cash earnings — continuing operations	$38,690	$0.78	$39,237	$0.63

Operating Practice Groups
CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, MMP and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	SIX MONTHS ENDED JUNE 30,
			$	%
	2011	2010	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$210,695	$211,947	$(1,252)	(0.6)%
Acquired businesses	7,666	—	7,666

Total revenue	$218,361	$211,947	$6,414	3.0%
Operating expenses	172,459	169,784	2,675	1.6%

Gross margin	$45,902	$42,163	$3,739	8.9%

Gross margin percent	21.0%	19.9%

The decrease in same-unit revenue was primarily the result of a decrease in aggregate hours charged to clients. Same-unit aggregate hours charged to clients declined approximately 5% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, which was partially offset by a 2% increase in effective rates realized for services provided for the six months ended June 30, 2011 versus the comparable period in 2010. The decline in hours was due to decreased client demand, improved engagement efficiencies and to a lesser extent, work that was shifted to future quarters. The improvement in rates realized for services provided was due to a modest increase in rates as well as improved engagement efficiencies. Revenue from acquired businesses was a result of the acquisition of KRMT, which occurred on November 1, 2010.
CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $65.1 million and $64.2 million for the six months ended June 30, 2011 and 2010, respectively, a majority of which is related to services rendered to privately-held clients. The increase in ASA fees is primarily the result of the acquisition of KRMT, which more than offset declines at several units. The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel and related costs which represented 88.7% and 89.2% of total operating expenses for the six months ended June 30, 2011 and 2010, respectively. Personnel costs increased $1.1 million for the six months ended June 30, 2011 compared to the same period in 2010, and represented 79.1% and 79.7% of total operating expenses for the six months ended June 30, 2011 and 2010, respectively. The increase was attributable to $4.6 million associated with the acquisition of KRMT which was offset by a reduction in same-unit personnel costs of $3.5 million. The $3.5 million reduction in same-unit personnel costs was associated mainly with staff reductions during the third quarter of 2010 at those units that experienced reduced client demand and, to a lesser extent, current year attrition. Personnel costs represented 62.4% and 63.8% of revenue for the six months ended June 30, 2011 and 2010, respectively. Occupancy costs are relatively fixed in nature and were $11.7 million for both the six months ended June 30, 2011 and 2010, and were 5.4% and 5.5% of revenue for the six months ended June 30, 2011 and 2010, respectively. Travel and related costs were $4.9 million for the six months ended June 30, 2011 compared to $4.5 million in the same period in 2010, and were 2.3% and 2.1% of total revenue for the six months ended June 30, 2011 and 2010, respectively. The increase was due partially to increased client development efforts.
Gross margin percentage improved to 21.0% for the six months ended June 30, 2011 compared to 19.9% for the same period in 2010 and was due largely to lower same-unit personnel costs.
Employee Services

	SIX MONTHS ENDED JUNE 30,
			$	%
	2011	2010	Change	Change
	(In thousands, except percentages)
Revenue
Same-unit	$86,597	$87,197	$(600)	(0.7)%
Acquired businesses	971	—	971
Divested operations	64	3,419	(3,355)

Total revenue	$87,632	$90,616	$(2,984)	(3.3)%

Operating expenses	72,655	73,799	(1,144)	(1.6)%

Gross margin	$14,977	$16,817	$(1,840)	(10.9)%

Gross margin percent	17.1%	18.6%

The decrease in same-unit revenue was primarily attributable to declines in the Company’s employee benefits and property and casualty businesses, offset in part by increases in the retirement plan advisory, specialty life insurance and human capital advisory businesses. The Company’s employee benefits decreased approximately $2.5 million due to continued high levels of client workforce downsizing as well as client attrition, and the property and casualty revenues declined $1.6 million due to soft market conditions in pricing and lower volume-based carrier bonus payments. Partially offsetting these decreases was an increase of approximately $0.8 million in the retirement advisory business due to higher asset values resulting largely from favorable market performance, an increase in the specialty life insurance business of $1.5 million due to an increase in the number of policy placements, and an increase in human capital advisory and payroll revenues of approximately $1.2 million due to an increase in demand for recruiting and pricing for payroll-related services. The growth in revenue from acquired businesses was provided by Benexx, a retirement plan business in Maryland that was acquired in the third quarter of 2010. The decline in revenue from divestitures was due to the sale of the Wealth Management Advisory Business in the first quarter of 2011.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.4% of total operating expenses for the six months ended June 30, 2011 and 2010. Excluding personnel costs during the first six months of 2010 related to the divested wealth management businesses of $2.8 million, personnel costs increased approximately $0.2 million, primarily as a result of additional commissions paid to third party brokers related to the increase in specialty life insurance sales. Personnel costs represented 76.7% and 76.6% of revenue for the six months ended June 30, 2011 and 2010, respectively. Occupancy costs are relatively fixed in nature, and excluding the costs associated with the divested wealth management businesses of $0.2 million, were $4.8 million for the six months ended June 30, 2011 and 2010.
Gross margin percent was impacted by three factors. The decline in volume-based carrier bonus payments has a direct impact on gross margin, since there are no corresponding expenses associated with these revenues. In addition, the decrease in operating revenues in both the employee benefits and property casualty businesses played a role in the margin decline, despite a corresponding savings in variable sales commissions. These were offset, in part, by an increase from retirement advisory and human capital advisory revenues. Asset-based revenues do not have related direct costs, and human capital advisory revenues have a more fixed cost structure; therefore, growth in those revenues has a favorable impact on gross margin.
MMP

	SIX MONTHS ENDED JUNE 30,
			$	%
	2011	2010	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$71,065	$73,336	$(2,271)	(3.1)%

Operating expenses	63,533	67,436	(3,903)	(5.8)%

Gross margin	$7,532	$5,900	$1,632	27.7%

Gross margin percent	10.6%	8.0%

Same-unit revenue decreased 3.1% for the six months ended June 30, 2011 versus the comparable period in 2010. Approximately 66% of the decrease is attributable to client terminations, net of new business sold, with the remaining 34% attributable to decreased revenues from existing clients. The decline in revenue from client terminations was attributable to many reasons including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations and increased competitive pressures. The Company does not believe that this loss of clients represents a trend that will continue through the remainder of 2011, however, same store revenues are expected to continue to be less than 2010 reported revenues due to continued pressure on pricing and reimbursement rates. The decline in revenue from existing clients can be attributed to several factors including decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure.
The largest components of operating expenses for MMP are personnel costs, professional service fees for off-shore and electronic claims processing, occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services). These expenses represented 86.4% and 86.8% of total operating expenses for the first six months of 2011 and 2010, respectively. Due to a reduction in headcount, personnel costs decreased $2.9 million for the six months ended June 30, 2011, and decreased as a percentage of revenue to 56.7% compared to 58.9% for the comparable period in 2010. The reduction in headcount and related personnel costs in billing operations is due to the expanded utilization of off-shore processing, utilization of new technologies, as well as a response to the decline in revenue. Office expenses decreased $0.5 million for the six months ended June 30, 2011, and decreased as a percentage of revenue to 7.7% compared to 8.1% for the six months ended June 30, 2010 as a result of a decrease in statement mailings. Facilities costs decreased $0.3 million for the first six months of 2011, and decreased slightly as a percentage of revenue to 6.8% versus 7.0% in the comparable period in 2010 due to the consolidation of certain offices.
The increase in gross margin is the result of the reduction in headcount and related decrease in personnel costs as described above.
National Practices

	SIX MONTHS ENDED JUNE 30,
			$	%
	2011	2010	Change	Change
	(In thousands, except percentages)
Same-unit revenue	$15,943	$13,556	$2,387	17.6%

Operating expenses	13,451	13,072	379	2.9%

Gross margin	$2,492	$484	$2,008	414.9%

Gross margin percent	15.6%	3.6%

The increase in revenue was attributable to an increase of $1.6 million in CBIZ’s mergers and acquisitions business, $0.6 million from the healthcare consulting business and $0.2 million in services provided under a contractual relationship with Edward Jones, CBIZ’s largest client. The increase in the mergers and acquisitions business was a result of earning success fees for completing two transactions during the six months ended June 30, 2011, whereas no transactions were completed during the same period in 2010. The increase in the healthcare consulting business was primarily due to an increase in coding and auditing services performed in the clinical business and an increase in Medicaid eligibility services provided to clients. The increase in the Edward Jones revenue was primarily the result of an increase in required technology support.
The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 95.5% and 94.5% of total operating expenses for the six months ended June 30, 2011 and 2010, respectively. Personnel costs increased $0.5 million for the six months ended June 30, 2011 compared to the same period in 2010, but decreased as a percentage of revenue to 77.9% of revenue for the six months ended June 30, 2011 compared to 88.3% of revenue for the same period last year. The increase in personnel costs is due primarily to additional incentive compensation to certain individuals in the mergers and acquisitions business resulting from completing two transactions during the six months ended June 30, 2011. Occupancy costs and travel and related costs were relatively flat for the six months ended June 30, 2011 and 2010.
The increase in gross margin is primarily the result of an increase in revenue combined with a modest increase in operating expenses, as described above, for the six months ended June 30, 2011 compared with the same period last year.
Financial Condition
Total assets were $781.8 million at June 30, 2011, an increase of $25.5 million versus December 31, 2010. Current assets of $296.0 million exceeded current liabilities of $195.1 million by $100.9 million.
Cash and cash equivalents decreased by $0.5 million to $0.2 million at June 30, 2011 from December 31, 2010. Restricted cash was $19.9 million at June 30, 2011, a decrease of $0.3 million from December 31, 2010. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority (“FINRA”) regulated businesses and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net, were $155.7 million at June 30, 2011, an increase of $17.6 million from December 31, 2010, and days sales outstanding (“DSO”) from continuing operations was 80 days, 72 days and 79 days at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.
Deferred income taxes — current increased by $5.6 million to $9.8 million at June 30, 2011 compared to $4.2 million at December 31, 2010. The increase in the net deferred current asset was primarily due to the transfer of certain deferred tax liabilities from deferred income taxes — current to income taxes payable — current as a result of the redemption of the Company’s 2006 Notes during the three months ended June 30, 2011.
Other current assets were $10.4 million and $12.0 million at June 30, 2011 and December 31, 2010, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.
Funds held for clients (current and non-current) and the corresponding client fund obligations relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to changes in the market values of the underlying investments. The nature of these accounts is further described in Note 1 to the consolidated financial statements included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2010.
Property and equipment, net, decreased by $2.4 million to $21.5 million at June 30, 2011 from $23.9 million at December 31, 2010. The decrease is primarily the result of depreciation and amortization expense of $3.4 million, partially offset by capital expenditures of $0.9 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.
Goodwill and other intangible assets, net, decreased by $9.1 million at June 30, 2011 from December 31, 2010. This decrease for the six months ended June 30, 2011 is comprised of $6.6 million of amortization expense and $2.6 million of divested goodwill and intangible assets, partially offset by $0.1 million in additions to intangible assets resulting from contingent purchase price adjustments.
Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $35.5 million and $33.4 million at June 30, 2011 and December 31, 2010, respectively. The increase in assets of the deferred compensation plan of $2.1 million consisted of net participant contributions of $0.4 million and an increase in the fair value of the investments of $1.7 million for the six months ended June 30, 2011. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The accounts payable balances of $28.8 million and $30.8 million at June 30, 2011 and December 31, 2010, respectively, reflect amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $30.9 million and $33.0 million at June 30, 2011 and December 31, 2010, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.
Notes payable — current decreased by $10.7 million to $0.3 million at June 30, 2011 from $11.0 million at December 31, 2010. Notes payable balances and activity are primarily attributable to contingent proceeds earned by previously acquired businesses. During the six months ended June 30, 2011, payments on notes attributable to contingent proceeds relating to previously acquired businesses were approximately $11.0 million. These payments were partially offset by additions to notes payable of $0.3 million resulting from purchase price adjustments relating to prior acquisitions and transfers of long-term notes to short-term notes during the period.

Other liabilities (current and non-current) decreased by $6.8 million at June 30, 2011 from December 31, 2010. The decrease is primarily attributable to recognition of $4.9 million of deferred gain on sale of the Company’s individual wealth management business that was effective January 1, 2011, payments of $0.3 million and adjustments of $1.2 million to the estimated contingent purchase price liabilities related to previously acquired businesses, and a decrease of $0.6 million in accrued interest payable on the Company’s convertible notes, partially offset by an increase of $0.3 million related to the self-funded health insurance plan.
Income taxes payable — current was $7.2 million at June 30, 2011 versus income taxes refundable of $3.7 million at December 31, 2010. The income taxes refundable balance at December 31, 2010 occurred as CBIZ made estimated tax payments that exceeded the tax liabilities CBIZ expected to incur with its 2010 income tax filings. Income taxes payable — current at June 30, 2011 primarily represents the provision for current income taxes less estimated tax payments and tax benefits related to the exercise of stock options. Income taxes payable — non-current at June 30, 2011 and December 31, 2010 was $5.5 million and $5.3 million, respectively, and represents the accrual for uncertain tax positions.
CBIZ’s convertible notes are carried at face value less unamortized discount. The $37.3 million decrease in the carrying value of the current and non-current convertible notes at June 30, 2011 compared to December 31, 2010 represents the repurchase of $39.3 million of the 2006 Notes, partially offset by $0.8 million and $1.2 million amortization of the discount on the 2006 Notes and 2010 Convertible Senior Subordinated Notes (“2010 Notes”), respectively, which is recognized as non-cash interest expense in the consolidated statements of operations. The convertible notes are further disclosed in Note 5 of the accompanying consolidated financial statements.
Bank debt for amounts due on CBIZ’s credit facility increased $30.1 million to $149.0 million at June 30, 2011 from $118.9 million at December 31, 2010. This increase was primarily attributable to the repurchase of $39.3 million of the 2006 convertible notes.
Stockholders’ equity increased by $27.9 million to $257.6 million at June 30, 2011 from $229.7 million at December 31, 2010. The increase in stockholders’ equity was primarily attributable to net income of $24.5 million, CBIZ’s stock award programs which contributed $3.1 million, and adjustments of $0.3 million to accumulated other comprehensive loss to adjust the fair value of CBIZ’s investments in ARS and corporate bonds.
Liquidity and Capital Resources
CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility and $130 million in 2010 Notes.
CBIZ maintains a $275 million unsecured credit facility which has a letter of credit sub-facility. On April 11, 2011, the credit facility was amended to extend the maturity date one year to June 2015, reduce interest on outstanding balances, reduce commitment fees on the unused amount, and adjust the leverage ratio limits to provide CBIZ with more flexibility. At June 30, 2011, CBIZ had $149.0 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $5.2 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $64.8 million at June 30, 2011. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital requirements.
The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of June 30, 2011.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering securities or debt through public or private markets.
Sources and Uses of Cash
The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010
Total cash provided by (used in):
Operating activities	$22,953	$25,694
Investing activities	(29,673)	(2,514)
Financing activities	6,207	(30,218)

Decrease in cash and cash equivalents	$(513)	$(7,038)

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
For the six months ended June 30, 2011, net cash provided by operating activities was $23.0 million and primarily consisted of net income of $24.5 million and non-cash adjustments to net income of $12.6 million. Partially offsetting these sources of cash were changes in working capital items of $11.3 million and a net gain on the sale of operations and discontinued operations transactions of $2.2 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the discount on convertible notes and deferred financing fees, stock based compensation expense, deferred income tax expense, and adjustments to contingent purchase price liabilities. Net changes in working capital were primarily due to an increase in accounts receivable due to an increase in revenues and days sales outstanding, partially offset by an increase in income taxes payable resulting from the timing of payments. Cash used by discontinued operations was $0.6 million.
Net cash provided by operating activities for the six months ended June 30, 2010 was $25.7 million and primarily consisted of net income of $21.4 million, non-cash adjustments to net income of $15.7 million, and a net loss on the sale of operations and discontinued operations transactions of $2.1 million. Partially offsetting these sources of cash were changes in working capital items of $11.7 million. Net changes in working capital were driven by an increase in accounts receivable due to an increase in revenues and days sales outstanding, partially offset by an increase in accounts payable due to active vendor management and an increase in income taxes payable resulting from the timing of payments. Cash used by discontinued operations was $1.8 million.
Investing Activities
CBIZ’s investing activities typically result in a net use of cash, and generally consist of: payments towards business acquisitions, contingent payments associated with prior acquisitions of businesses and client lists, activities related to funds held for clients, payment on capital expenditures and proceeds received from sales of divestitures and discontinued operations. Capital expenditures primarily consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.
Net cash flows used in investing activities were $29.7 million and $2.5 million for the six months ended June 30, 2011 and 2010, respectively. Investing uses of cash during the six months ended June 30, 2011 primarily consisted of $10.9 million of net cash used for contingent payments on prior acquisitions, net activity related to funds held for clients of $18.6 million, and capital expenditures of $0.9 million. These uses of cash were partially offset by $0.7 million of proceeds from the sale of divested and discontinued operations.
During the six months ended June 30, 2010, investing uses of cash consisted of $29.0 million of net cash used towards business acquisitions and for contingent payments on prior acquisitions and $1.4 million for capital expenditures. Substantially offsetting these uses of cash were $26.8 million of net activity related to funds held for clients and $1.1 million of proceeds from the sale of divested and discontinued operations.
Financing Activities
CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, net change in client fund obligations, repurchases of CBIZ common stock, and proceeds from the exercise of stock options.
Net cash provided by financing activities during the six months ended June 30, 2011 was $6.2 million compared to net cash used by financing activities of $30.2 million for the comparable period in 2010. Financing sources of cash included $30.1 million in net proceeds on the credit facility, net change of $16.2 million in client fund obligations as a result of timing of cash received and payments made, and $0.9 million in proceeds from the exercise of stock options (including tax benefits). These sources of cash were substantially offset by uses of cash which included $39.3 million used to repay the 2006 Notes, $0.6 million used to repurchase shares of CBIZ common stock, $0.6 million in cash used to pay for debt issuance costs related to the amendment of the credit facility, $0.3 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions, and payment on notes payable of $0.2 million.
Net cash used in financing activities during the six months ended June 30, 2010 was $30.2 million which consisted of the net change of $26.8 million in client fund obligations as a result of timing of cash received and payments made, $7.6 million used to repurchase shares of CBIZ common stock and $1.9 million used to pay debt issuance costs related to the new credit facility. These uses were offset by sources of cash which included $5.0 million in net proceeds on the credit facility and $1.2 million in proceeds from the exercise of stock options (including tax benefits).
Obligations and Commitments
CBIZ’s aggregate amount of future obligations at June 30, 2011 for the next five years and thereafter is set forth below (in thousands):

	Total	2011(1)	2012	2013	2014	2015	Thereafter
Convertible notes (2)	$130,750	$—	$—	$—	$—	$130,000	$750
Interest on convertible notes	28,533	3,181	6,338	6,338	6,338	6,338	—
Credit facility (3)	149,000	—	—	—		149,000	—
Income taxes payable (4)	7,238	7,238	—	—	—	—	—
Notes payable	252	—	252	—	—	—	—
Contingent purchase price liabilities(5)	15,866	2,255	7,207	6,404	—	—	—
Contingent purchase price obligations(6)	24,849	4,098	20,751	—	—	—	—
Restructuring lease obligations (7)	9,433	1,126	2,181	1,592	1,201	1,239	2,094
Non-cancelable operating lease obligations (7)	154,188	17,441	32,477	27,550	20,463	17,805	38,452
Letters of credit in lieu of cash security deposits	2,816	—	—	45	250	—	2,521
Performance guarantees for non-consolidated affiliates	2,407	—	2,407	—	—	—	—
License bonds and other letters of credit	1,499	504	983	11	1	—	—

Total	$526,831	$35,843	$72,596	$41,940	$28,253	$304,382	$43,817

(1)	Represents contractual obligations from July 1, 2011 to December 31, 2011.

(2)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes can be redeemed by the Company anytime after June 6, 2011.

(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(4)	Does not reflect $5.0 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.

(5)	Represents contingent earnout liability that is expected to be paid over the next three years to businesses CBIZ acquired on or after January 1, 2009.

(6)	Represents an estimate of potential earnout payments to be made over the next two years to those businesses CBIZ acquired prior to January 1, 2009.

(7)	Excludes cash expected to be received under subleases.
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
CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $2.4 million and $3.4 million at June 30, 2011 and December 31, 2010, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.
CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.8 million and $3.0 million at June 30, 2011 and December 31, 2010, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2011 and December 31, 2010 totaled $1.5 million.
CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2011, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.
Interest Rate Risk Management
CBIZ has periodically used interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At June 30, 2011, CBIZ had an interest rate swap with a notional amount of $40 million, of which $25.0 million will expire in June 2014 and the remaining $15.0 million will expire in June 2015. CBIZ had interest rate swaps with a notional amount of $20 million which expired in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.
CBIZ carries $130.0 million in 2010 Notes bearing a fixed interest rate of 4.875% that mature on October 1, 2015 and may not be converted before July 31, 2015. CBIZ believes the fixed nature of these borrowings mitigate its interest rate risk.
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
Valuation of Goodwill
Goodwill impairment testing between annual testing dates may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2010. There was no goodwill impairment during the year ended December 31, 2010 or during the six months ended June 30, 2011.
CBIZ reviewed the significant assumptions that it used in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing fair value. Based on these analyses and the lack of any other evidence or significant event, it was determined that the Company did not have to perform a goodwill assessment during the six months ended June 30, 2011.
New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which states that comprehensive income should be presented in either one or two consecutive financial statements. Companies will have the option to either present other comprehensive income on the same statement as net income, or as a separate statement that immediately follows the statement of net income. ASU 2011-05 is effective for the first reporting period after December 15, 2011, and should be applied retrospectively. The adoption of ASU 2011-05 will result in CBIZ presenting other comprehensive income on the consolidated statements of operations.
In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”) “Fair Value Measurement (Topic 820) Amendments to Achieve Common fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S.

GAAP and International Financial Reporting Standards. ASU 2011-04 does not extend the use of fair value, but rather provides additional disclosure guidance about the application of fair value in those areas where fair value is already required or permitted, especially for Level 3 fair value measurements. ASU 2011-04 is effective for the first reporting period after December 15, 2011. The amendments of this ASU will be applied prospectively, and early adoption is not permitted. The Company is currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-29 (“ASU 2010-29”) “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which amends Accounting Standards Codification (“ASC”) 805 by modifying the disclosure requirements of pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations in which the acquisition date is on or after the first day of the annual period beginning on or after December 15, 2010. The adoption of ASU 2010-29 will result in the Company providing additional annual pro forma disclosures for significant business combinations that occur subsequent to December 31, 2010.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at June 30, 2011 was $149.0 million. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2011, interest expense would increase or decrease approximately $1.1 million annually.
CBIZ does not engage in trading market risk sensitive instruments. CBIZ uses interest rate swaps to manage interest rate risk exposure. CBIZ’s interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of floating rate debt under the credit facility, to a fixed rate basis. The interest rate swap agreements involve the receipt or payment of floating rate interest amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At June 30, 2011, CBIZ had a $40 million notional amount of interest rate swap outstanding, of which $25.0 million will expire in June 2014 and the remaining $15.0 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.
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
(b) Internal Control over Financial Reporting
There was no change in the Company’s Internal Controls that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In May, June, July, August and September of 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the United States District Court for the District of Arizona (Robert Facciola, et al v. Greenberg Traurig LLP, et al.) and in the Superior Court for Maricopa County Arizona (Victims Recovery, LLC v. Greenberg Traurig LLP, et al.; Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al.; Mary Marsh, et al v. Greenberg Traurig LLP, et al.; and ML Liquidating Trust v. Mayer Hoffman McCann, PC, et al.), respectively. The Maricopa County cases were removed to the United States District Court or Bankruptcy Court but all, except ML Liquidating Trust, have since been remanded to the Superior Court for Maricopa County. These remand orders are currently being appealed. The motion to remand the ML Liquidating Trust matter was denied and the Plaintiff is seeking permission to appeal that ruling. The Facciola plaintiffs seek to proceed as a class action. Additionally, in November 2009, CBIZ MHM, LLC was named as a defendant in the United States District Court for the District of Arizona (Jeffery C. Stone v. Greenberg Traurig LLP, et al.). These matters arise out of the bankruptcy proceedings related to Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company are also defendants in these lawsuits. The motion phase of these proceedings has commenced and the discovery phase in Facciola has commenced.
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
Item 1A. Risk Factors
In conjunction with the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” described in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These risks could materially and adversely affect the consolidated financial condition, results of operations and cash flows of CBIZ.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 10, 2011 and February 11, 2010, CBIZ’s Board of Directors authorized Share Repurchase Plans, each of which authorized the purchase of up to 5.0 million shares of CBIZ common stock. Each Share Repurchase Plan is effective beginning April 1 of the respective plan year, and each expires one year from the respective effective date. The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. In addition, pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest shareholder, Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote, CBIZ purchased an option for $5.0 million to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury. This option expires on September 30, 2013. During the three months ended June 30, 2011, CBIZ did not repurchase any shares of its common stock under either the Share Repurchase Plan or the Westbury Agreement.
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
Item 6. Exhibits
10.1	* CBIZ, Inc. 2002 Amended and Restated Stock Incentive Plan (Amended and Restated as of May 12, 2011).

31.1	* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc. (Registrant)
Date: August 9, 2011	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer Duly Authorized Officer and Principal Financial Officer