Form 10-Q
period 2011-09-30
CBIZ, Inc.
filed 2011-11-09
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 31, 2011
Common Stock, par value $0.01 per share	49,892,417

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$533	$724
Restricted cash	20,504	20,171
Accounts receivable, net	158,312	138,068
Income taxes refundable	—	3,684
Deferred income taxes – current	9,770	4,236
Other current assets	8,434	11,958
Assets of discontinued operations	626	640

Current assets before funds held for clients	198,179	179,481
Funds held for clients – current	77,527	73,987

Total current assets	275,706	253,468
Property and equipment, net	22,899	23,895
Deferred income taxes – non-current, net	—	837
Goodwill and other intangible assets, net	443,464	426,410
Assets of deferred compensation plan	31,274	33,361
Funds held for clients – non-current	—	10,216
Other assets	6,729	8,112

Total assets	$780,072	$756,299

LIABILITIES
Current liabilities:
Accounts payable	$29,853	$30,814
Income taxes payable – current	4,363	—
Accrued personnel costs	36,126	33,030
Notes payable – current	644	10,983
Convertible notes, net	—	39,250
Other current liabilities	28,816	27,321
Liabilities of discontinued operations	267	562

Current liabilities before client fund obligations	100,069	141,960
Client fund obligations	77,551	87,362

Total current liabilities	177,620	229,322
Convertible notes, net	119,143	116,577
Bank debt	159,600	118,900
Income taxes payable – non-current	4,780	5,285
Deferred income taxes – non-current, net	1,984	—
Deferred compensation plan obligations	31,274	33,361
Other non-current liabilities	26,177	23,182

Total liabilities	520,578	526,627

STOCKHOLDERS’ EQUITY
Common stock	1,108	1,096
Additional paid-in capital	547,936	539,389
Retained earnings	75,151	45,978
Treasury stock	(363,843)	(355,851)
Accumulated other comprehensive loss	(858)	(940)

Total stockholders’ equity	259,494	229,672

Total liabilities and stockholders’ equity	$780,072	$756,299

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Revenue	$177,061	$175,884	$570,062	$565,339
Operating expenses	153,961	157,243	483,320	486,952

Gross margin	23,100	18,641	86,742	78,387
Corporate general and administrative expenses	8,175	6,877	24,686	22,499

Operating income	14,925	11,764	62,056	55,888

Other income (expense):
Interest expense	(4,049)	(3,735)	(13,371)	(10,314)
Gain on sale of operations, net	87	89	2,832	465
Other (expense) income, net	(4,510)	1,015	(1,402)	1,141

Total other expense, net	(8,472)	(2,631)	(11,941)	(8,708)

Income from continuing operations before income tax expense	6,453	9,133	50,115	47,180

Income tax expense	1,614	3,591	20,296	17,773

Income from continuing operations after income tax expense	4,839	5,542	29,819	29,407

Loss from discontinued operations, net of tax	(46)	(747)	(640)	(2,174)

(Loss) gain on disposal of discontinued operations, net of tax	(76)	37	(6)	(995)

Net income	$4,717	$4,832	$29,173	$26,238

Earnings (loss) per share:
Basic:
Continuing operations	$0.10	$0.09	$0.60	$0.48
Discontinued operations	—	(0.01)	(0.01)	(0.05)

Net income	$0.10	$0.08	$0.59	$0.43

Diluted:
Continuing operations	$0.10	$0.09	$0.60	$0.48
Discontinued operations	—	(0.01)	(0.02)	(0.05)

Net income	$0.10	$0.08	$0.58	$0.43

Basic weighted average shares outstanding	49,525	59,108	49,488	60,680

Diluted weighted average shares outstanding	49,920	59,579	49,932	61,212

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
Cash flows from operating activities:
Net income	$29,173	$26,238
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations activities, net of tax	646	3,169
Gain on sale of operations, net	(2,832)	(465)
Loss on redemption of convertible notes	—	1,996
Asset impairments	—	263
Depreciation and amortization expense	15,102	15,257
Amortization of discount on notes and deferred financing costs	3,805	3,985
Bad debt expense, net of recoveries	4,101	3,429
Adjustment to contingent earnout liability	(1,152)	(1,449)
Deferred income taxes	(4,463)	(1,226)
Employee stock awards	4,433	3,943
Excess tax benefits from share based payment arrangements	(102)	(77)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(333)	3,537
Accounts receivable, net	(20,424)	(29,617)
Other assets	3,202	3,599
Accounts payable	(901)	1,729
Income taxes payable/refundable	7,463	4,371
Accrued personnel costs and other liabilities	500	5,054

Net cash provided by continuing operations	38,218	43,736
Operating cash flows used in discontinued operations	(641)	(2,214)

Net cash provided by operating activities	37,577	41,522

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(25,727)	(35,358)
Purchases of client fund investments	(18,844)	(2,975)
Proceeds from the sales and maturities of client fund investments	9,167	3,115
Proceeds from sales of divested and discontinued operations	838	1,265
Net decrease in funds held for clients	17,060	10,318
Additions to property and equipment, net	(3,729)	(2,055)
Other	23	8

Net cash used in investing activities	(21,212)	(25,682)

Cash flows from financing activities:
Proceeds from bank debt	394,950	425,125
Payment of bank debt	(354,250)	(416,125)
Proceeds from issuance of convertible notes	—	130,000
Repurchase of convertible notes	(39,250)	(60,000)
Payment for acquisition of treasury stock	(7,987)	(86,094)
Net decrease in client funds obligations	(9,811)	(10,458)
Proceeds from exercise of stock options	768	1,182
Payment of contingent consideration of acquisitions	(330)	—
Excess tax benefit from exercise of stock awards	102	77
Debt issuance costs	(599)	(6,068)
Other	(149)	(126)

Net cash used in financing activities	(16,556)	(22,487)

Net decrease in cash and cash equivalents	(191)	(6,647)
Cash and cash equivalents at beginning of year	724	7,178

Cash and cash equivalents at end of period	$533	$531

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of September 30, 2011 and December 31, 2010, the consolidated results of their operations for the three and nine months ended September 30, 2011 and 2010, and the cash flows for the nine months ended September 30, 2011 and 2010. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 (“ASU2011-08”) “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more likely-than-not that the fair value of a reporting unit is less than its carrying value, the quantitative two-step impairment test is required; otherwise, no further testing is required. The more likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for annual periods beginning after December 15, 2011 with early adoption permitted. CBIZ expects to adopt the provisions of ASU 2011-08 for its annual impairment tests during the fourth quarter of 2011, and the adoption is not expected to significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which states that comprehensive income should be presented in either one or two consecutive financial statements. Companies will have the option to either present other comprehensive income on the same statement as net income, or as a separate statement that immediately follows the statement of net income. ASU 2011-05 is effective for the first reporting period after December 15, 2011, and should be applied retrospectively. Currenty, other comprehensive income is presented in the notes to CBIZ’s consolidated financial statements and the adoption of ASU 2011-05 will result in CBIZ presenting other comprehensive income on the consolidated statements of operations.

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

In December 2010, the FASB issued ASU No. 2010-29 (“ASU 2010-29”) “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which amends Accounting Standards Codification (“ASC”) 805 by modifying the disclosure requirements of pro forma information for business combinations that occurred in the current reporting period. The required disclosures include pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. ASU 2010-29 was effective prospectively for business combinations in which the acquisition date is on or after the first day of the annual period beginning on or after December 15, 2010.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2.	Accounts Receivable, Net

Accounts receivable balances at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	2011	2010
Trade accounts receivable	$119,533	$119,205
Unbilled revenue	48,563	29,483

Total accounts receivable	168,096	148,688
Allowance for doubtful accounts	(9,784)	(10,620)

Accounts receivable, net	$158,312	$138,068

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	2011	2010
Goodwill	$361,554	$344,086
Intangible assets:
Client lists	125,826	117,029
Other intangible assets	9,772	9,506

Total intangible assets	135,598	126,535

Total goodwill and intangibles assets	497,152	470,621
Accumulated amortization:
Client lists	(47,757)	(39,206)
Other intangible assets	(5,931)	(5,005)

Total accumulated amortization	(53,688)	(44,211)

Goodwill and other intangible assets, net	$443,464	$426,410

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Operating expenses	$5,016	$4,947	$14,831	$14,956
Corporate general and administrative expenses	91	97	271	301

Total depreciation and amortization expense	$5,107	$5,044	$15,102	$15,257

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5.	Borrowing Arrangements

CBIZ had two primary debt arrangements at September 30, 2011 that provided the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million and a $275 million unsecured credit facility.

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

The carrying amount of the debt and equity components at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30,	December 31,
	2011	2010
Principal amount of notes	$130,000	$130,000
Unamortized discount	(11,607)	(13,423)

Net carrying amount	$118,393	$116,577

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount on the liability component of the 2010 Notes is being amortized using the effective interest method based upon an annual effective rate of 7.5%, which represents the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over the term of the 2010 Notes which is five years from the date of issuance. At September 30, 2011, the unamortized discount had a remaining amortization period of approximately 48 months. Refer to the Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on the 2010 Notes.

2006 Convertible Senior Subordinated Notes

On June 1, 2011, the note holders provided notice to the Company to redeem $39,250,000 of CBIZ’s 3.125% Convertible Senior Subordinated Notes issued in 2006 (the “2006 Notes”). The 2006 Notes were settled in cash for the principal amount and any accrued and unpaid interest. The remaining $750,000 of 2006 Notes may be redeemed by CBIZ at any time until the due date of June 1, 2026. In addition, holders of the 2006 Notes will have the right to require CBIZ to repurchase for cash all or a portion of their 2006 Notes on June 1, 2016 and June 1, 2021, at a repurchase price equal to 100% of the principal amount of the 2006 Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including, the date of repurchase. At September 30, 2011, the 2006 Notes were classified as a non-current liability since the remaining note holders cannot cause the redemption of their notes until June 1, 2016.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CBIZ separately accounts for the debt and equity components of the 2006 Notes. The carrying amount of the debt and equity components at September 30, 2011 and December 31, 2010 were as follow (in thousands):

	September 30, 2011	December 31, 2010
Principal amount of notes	$750	$40,000
Unamortized discount	—	(750)

Net carrying amount	$750	$39,250

Additional paid-in-capital, net of tax	$11,425	$11,425

The discount on the liability component of the 2006 Notes was amortized using the effective interest method based upon an annual effective rate of 7.8%, which represented the market rate for similar debt without a conversion option at the issuance date. The discount was amortized over five years from the date of issuance, which coincided with the first date that holders were able to require CBIZ to repurchase the 2006 Notes. At September 30, 2011, the discount was fully amortized. Refer to the Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on the 2006 Notes.

During the three and nine months ended September 30, 2011 and 2010, CBIZ recognized interest expense on the 2010 Notes and 2006 Notes as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Contractual coupon interest	$1,590	$830	$5,282	$2,393
Amortization of discount	613	1,068	2,565	3,165
Amortization of deferred financing costs	180	148	629	415

Total interest expense	$2,383	$2,046	$8,476	$5,973

Bank Debt

CBIZ maintains a $275 million unsecured credit facility (“credit facility”) with Bank of America as agent for a group of seven participating banks. On April 11, 2011, the credit facility was amended to extend the maturity date one year to June 2015, reduce interest on outstanding balances, reduce commitment fees on the unused amount, and adjust the leverage ratio limits to provide CBIZ with more flexibility. The balance outstanding under the credit facility was $159.6 million and $118.9 million at September 30, 2011 and December 31, 2010, respectively. Rates for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
Weighted average rates	3.34%	3.49%

Range of effective rates	2.43% - 5.75%	2.71% - 6.40%

CBIZ had approximately $41.8 million of available funds under the credit facility at September 30, 2011. The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. CBIZ believes it is in compliance with its debt covenants at September 30, 2011. Refer to the Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on the credit facility.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6.	Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $2.5 million and $3.0 million as of September 30, 2011 and December 31, 2010, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2011 and December 31, 2010 was $1.5 million.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $5.2 million and $3.4 million as of September 30, 2011 and December 31, 2010, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

Legal Proceedings

In May, June, July, August and September of 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the United States District Court for the District of Arizona (Robert Facciola, et al v. Greenberg Traurig LLP, et al.) and in the Superior Court for Maricopa County Arizona (Victims Recovery, LLC v. Greenberg Traurig LLP, et al.; Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al.; Mary Marsh, et al v. Greenberg Traurig LLP, et al.; and ML Liquidating Trust v. Mayer Hoffman McCann PC, et al.), respectively. The Maricopa County cases were removed to the United States District Court or Bankruptcy Court but all, except ML Liquidating Trust, have since been remanded to the Superior Court for Maricopa County. These remand orders are currently being appealed. The motion to remand the ML Liquidating Trust matter was denied and the Plaintiff is seeking permission to appeal that ruling. The Facciola plaintiffs seek to proceed as a class action. Additionally, in November 2009, CBIZ MHM, LLC was named as a defendant in the United States District Court for the District of Arizona (Jeffery C. Stone v. Greenberg Traurig LLP, et al.). These matters arise out of the bankruptcy proceedings related to Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company are also defendants in these lawsuits. The motion phase of these proceedings has commenced and the discovery phase in Facciola has commenced.

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

Corporate Bonds

In connection with CBIZ’s payroll business, the Company invests certain client funds in investment grade corporate bonds. At September 30, 2011 and December 31, 2010, CBIZ held corporate bonds with par values totaling $30.9 million and $14.6 million, respectively. These corporate bonds have maturity dates ranging from October 2011 through June 2016, and are included in “Funds held for clients – current” on the consolidated balance sheets as these investments are highly liquid and are classified as available-for-sale. During the nine months ended September 30, 2011, CBIZ purchased bonds with a par value totaling $18.9 million, sold bonds with a par value totaling $1.5 million, and had an additional $1.1 million par value of bonds that matured.

Auction Rate Securities (“ARS”)

During the nine months ended September 30, 2011, CBIZ sold its three investments in ARS and recorded a loss of approximately $0.1 million in “Other income (loss), net” on the consolidated statements of operations. At September 30, 2011, CBIZ had no remaining investments in ARS. See Note 8 for further discussion of ARS.

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

At inception, the critical terms of the interest rate swaps matched the underlying risks being hedged, and as such the interest rate swaps are expected to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The interest rate swaps are assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. If an interest rate swap were to be de-designated as a hedge it would be accounted for as a financial instrument used for trading and any changes in fair value would be recorded in the

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

consolidated statements of operations. All swaps were deemed to be effective for the three and nine months ended September 30, 2011 and 2010.

As a result of the use of derivative instruments, CBIZ is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, CBIZ only enters into contracts with financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of counterparties. At September, 2011, all of the counterparties to CBIZ’s interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations. There are no credit risk-related contingent features in CBIZ’s interest rate swaps nor do the swaps contain provisions under which the Company has, or would be required, to post collateral.

At September 30, 2011 and December 31, 2010, the interest rate swaps were classified as liability derivatives. The following table summarizes CBIZ’s outstanding interest rate swaps and their effects on the consolidated balance sheets at September 30, 2011 and December 31, 2010 (in thousands).

	September 30, 2011
	Notional Amount	Fair Value (c)	Balance Sheet Location
Interest rate swap (a)	$40,000	$(773)	Other non-current liabilities

	December 31, 2010
	Notional Amount	Fair Value (c)	Balance Sheet Location
Interest rate swaps (b)	$20,000	$(16)	Other current liabilities

(a)	Represents interest rate swap with a notional value of $40.0 million, of which $25.0 million will expire in June 2014 and the remaining $15.0 million will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and receives interest that varies with the three-month LIBOR.
(b)	Represents two interest rate swaps, each with a notional value of $10.0 million and terms of two years that expired in January, 2011. Under the terms of the interest rate swaps, CBIZ paid interest at a fixed rate of 1.55% and 1.59%, respectively, plus applicable margin under the credit facility, and received or paid interest that varied with the three-month LIBOR.
(c)	See additional disclosures regarding fair value measurements in Note 8.

8.	Fair Value Measurements

Valuation hierarchy under GAAP categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and are significant to the fair value measurement.

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

The following table summarizes CBIZ’s assets and liabilities at September 30, 2011 and December 31, 2010 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	September 30, 2011	December 31, 2010
Deferred compensation plan assets	1	$31,274	$33,361
Corporate bonds	1	$32,559	$15,255
Interest rate swaps	2	$(773)	$(16)
Auction rate securities	3	$—	$10,216
Contingent purchase price liabilities	3	$(27,662)	$(17,265)

During the nine months ended September 30, 2011 and 2010, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the nine months ended September 30, 2011 (pre-tax basis) (in thousands):

	Auction Rate Securities	Contingent Purchase Price Liabilities
Beginning balance – January 1, 2011	$10,216	$(17,265)
Sales of auction rate securities	(10,980)	—
Additions from business acquisitions	—	(11,745)
Payment of contingent purchase price liability	—	330
Unrealized gains included in accumulated other comprehensive loss	664	—
Change in fair value of contingency	—	1,152
Change in net present value of contingency	—	(134)
Increase in cash flows	100	—

Ending balance – September 30, 2011	$—	$(27,662)

Auction Rate Securities – CBIZ’s investments in ARS were classified as Level 3 as a result of liquidity issues in the ARS market, an inactive trading market of the securities, and the lack of quoted prices from broker-dealers. During the nine months ended September 30, 2011, CBIZ sold all of its investments in ARS and as a result, realized a loss of approximately $0.1 million in “Other income (expense), net” for the nine months ended September 30, 2011, and reversed prior period unrealized losses of $0.4 million and $0.7 million for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, changes in the fair value of ARS resulted in an unrealized loss of $0.9 million and $0.2 million, respectively. The difference in par value and fair value was determined to be temporary due to dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuer’s ability to refinance if necessary. At December 31, 2010, CBIZ held three investments in ARS with par values totaling $13.4 million and included these ARS in “Funds held for clients – non-current”, as CBIZ intentions were to hold the ARS investments until the time par value was recovered, a time which could not be estimated.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Contingent Purchase Price Liabilities – Contingent purchase price liabilities resulted from business acquisitions made after January 1, 2009, and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. The contingent purchase price liabilities are included in “Other current liabilities” and “Accrued expenses – non-current”, depending on the expected settlement date. During the nine months ended September 30, 2011, the contingent liability increased $11.7 million as a result of two business acquisitions that closed in the third quarter of 2011 and net present value adjustments of $0.1 million, offset partially due to payments totaling $0.3 million and a $1.2 million adjustment to the estimate of future contingent liabilities. See Note 12 for further discussion of contingent purchase price liabilities.

The following table provides additional information with regards to the ARS with temporary impairments, aggregated by the length of time that the securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2011		December 31, 2010
	12 Months or Greater		12 Months of Greater
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$—	$—	$7,716	$664

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Convertible Notes	$750	$750	$39,250	$40,050
2010 Convertible Notes	$118,393	$149,135	$116,577	$141,670

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

Other comprehensive (loss) income is reflected as a (decrease) increase to stockholders’ equity and is not reflected in CBIZ’s results of operations. Other comprehensive (loss) income and total comprehensive income for the three and nine months ended September 30, 2011 and 2010, net of tax, was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Net income	$4,717	$4,832	$29,173	$26,238
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for- sale securities, net of income taxes (1)	203	(445)	608	(24)
Interest rate swap reclassified into interest expense, net of tax (2)	73	36	102	119
Unrealized loss on interest rate swap arrangements, net of income taxes (3)	(518)	(16)	(578)	(48)
Foreign currency translation	(16)	(19)	(49)	(54)

Total other comprehensive (loss) income	(258)	(444)	83	(7)

Comprehensive income	$4,459	$4,388	$29,256	$26,231

(1)	Net of income tax expense (benefit) of $135 and ($297) for the three months ended September 30, 2011 and 2010, respectively, and net of income tax expense (benefit) of $256 and ($16) for the nine months ended September 30, 2011 and 2010, respectively.
(2)	Net of income tax benefit of $43 and $21 for the three months ended September 30, 2011 and 2010, respectively, and net of income tax benefit of $60 and $70 for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Net of income tax benefit of $304 and $9 for the three months ended September 30, 2011 and 2010, respectively, and net of income tax benefit of $340 and $29 for the nine months ended September 30, 2011 and 2010, respectively.

Accumulated other comprehensive loss, net of tax, was approximately $0.9 million at September 30, 2011 and December 31, 2010. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and interest rate swaps, and adjustments for foreign currency translation.

10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 2002 Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2010. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Stock options	$788	$758	$2,349	$2,250
Restricted stock awards	731	615	2,084	1,693

Total stock-based compensation expense	$1,519	$1,373	$4,433	$3,943

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock award activity during the nine months ended September 30, 2011 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	5,653	$7.42	825	$7.33
Granted	1,501	$7.41	483	$7.34
Exercised or released	(220)	$3.50	(325)	$7.43
Expired or canceled	(91)	$7.34	—	—

Outstanding at September 30, 2011	6,843	$7.54	983	$7.30

Exercisable at September 30, 2011	3,361	$7.76

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data).

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$4,839	$5,542	$29,819	$29,407

Denominator:
Basic
Weighted average common shares outstanding	49,525	59,108	49,488	60,680

Diluted
Stock options (1)	55	86	70	114
Restricted stock awards (1)	133	88	167	121
Contingent shares (2)	207	297	207	297

Diluted weighted average common shares outstanding	49,920	59,579	49,932	61,212

Basic earnings per share from continuing operations	$0.10	$0.09	$0.60	$0.48

Diluted earnings per share from continuing operations	$0.10	$0.09	$0.60	$0.48

(1)	A total of 6.9 million and 6.3 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2011, respectively, and a total of 6.0 million and 5.2 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2010, respectively, as their exercise prices would render them anti-dilutive.
(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12.	Acquisitions

On August 1, 2011, CBIZ acquired two companies: Thompson Dunavant PLC and Multiple Benefit Services, Inc. (“MBS”). Thompson Dunavant, a full-service accounting and financial services company located in Memphis, Tennessee, provides tax and financial consulting services to clients of various sizes and in a variety of industries. The operating results of Thompson Dunavant are reported in the Financial Services practice group. MBS, an employee benefits company located in Atlanta, Georgia, provides employee benefit consulting and support services to clients in a wide variety of industries. The operating results of MBS are reported in the Employee Services practice group.

Aggregate consideration for these acquisitions is expected to be approximately $27.2 million, which consists of $11.1 million in cash and $3.3 million in CBIZ common stock that was paid at closing, $1.1 million in guaranteed future consideration, and $11.7 million in contingent consideration to be settled primarily in cash and a portion in common stock, subject to the acquired operations achieving certain performance targets.

The preliminary aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$273
Accounts receivable	1,761
Unbilled revenue	1,771
Prepaid expenses and other current assets	212
Fixed assets	225
Identifiable intangible assets	9,781
Deferred income taxes – non-current	(1,775)
Accrued liabilities	(923)

Total identifiable net assets	$11,325
Goodwill	15,879

Aggregate purchase price	$27,204

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is between $0 and $13.4 million. CBIZ is required to record the fair value of these obligations at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangements was $11.7 million, of which $3.6 million was recorded in “Other current liabilities” and $8.1 million was recorded in “Other non-current liabilities” in the consolidated balance sheets at September 30, 2011.

The goodwill of $15.9 million arising from the acquisitions in the current year consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. Goodwill recognized in the amount of $10.8 million is deductible for income tax purposes.

During the nine months ended September 30, 2011, CBIZ paid $15.4 million in cash and issued approximately 265,000 shares of common stock as contingent earnouts for previous acquisitions. In addition, CBIZ reduced the fair value of the contingent purchase price liability related to CBZ’s prior acquisitions by $1.2 million due to lower than originally projected future results of the acquired businesses. This reduction of $1.2 million is included in “Other (expense) income, net” in the consolidated statements of operations. See Note 8 for further discussion of contingent purchase price liabilities.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the nine months ended September 30, 2010, CBIZ acquired substantially all of the assets of three companies: Goldstein Lewin & Company, National Benefit Alliance and South Winds, Inc. (dba Benexx). Goldstein Lewin & Company, an accounting and financial services company located in Boca Raton, Florida, was acquired on January 1, 2010 and is included in the operating results of the Financial Services practice group. National Benefit Alliance, an employee benefits company located in Midvale, Utah, was also acquired on January 1, 2010 and Benexx, a retirement plan consulting firm located in Baltimore, Maryland, was acquired on August 1, 2010. National Benefit Alliance and Benexx are included in the operating results of the Employee Services practice group. Aggregate consideration for these acquisitions consisted of approximately $15.3 million in cash, $2.0 million in CBIZ common stock, $0.4 million in guaranteed future consideration, and $11.5 million in contingent consideration, subject to the acquired operations achieving certain performance targets. During 2010, CBIZ adjusted the fair value of the contingent consideration arrangements related to CBIZ’s prior acquisitions from $5.6 million to $4.2 million due to lower than originally projected future results of the acquired businesses.

The operating results of these businesses are included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements are recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) is allocated to goodwill.

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned on prior period acquisitions during the nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	2011	2010
Goodwill	$19,920	$25,946

Client lists	$9,418	$6,390

Other intangible assets	$471	$345

13.	Discontinued Operations and Divestitures

CBIZ will divest (through sale or closure) business operations that do not contribute to the Company’s long-term objectives for growth, or that are not complementary to its target service offerings and markets. Divestitures are classified as discontinued operations provided they meet the criteria as provided in FASB ASC 205 “Presentation of Financial Statements – Discontinued Operations – Other Presentation Matters”.

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “(Loss) Gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned. During the nine months ended September 30, 2011, CBIZ sold a business from the Financial Services practice group and will receive contingent proceeds from this sale transaction based on revenue over the next three-year period. As part of the sale of this business, CBIZ reduced its goodwill balance by approximately $0.3 million.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Revenue and results from operations of discontinued operations for the three and nine months ended September 30, 2011 and 2010 are separately reported as “Loss from discontinued operations, net of tax” in the consolidated statements of operations and were as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHSENDED SEPTEMBER 30,
	2011	2010	2011	2010
Revenue	$1	$602	$959	$4,946

Loss from discontinued operations,before income tax	$(75)	$(1,213)	$(1,032)	$(3,565)
Income tax benefit	29	466	392	1,391

Loss from discontinued operations, net of tax	$(46)	$(747)	$(640)	$(2,174)

(Loss) gain on the disposal of discontinued operations for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Gain (loss) on disposal of discontinued operations, before income tax	$58	$62	$175	$(1,821)
Income tax (expense) benefit	(134)	(25)	(181)	826

(Loss) gain on disposal of discontinued operations, net of tax	$(76)	$37	$(6)	$(995)

At September 30, 2011 and December 31, 2010, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Assets:
Accounts receivable, net	$90	$381
Other assets	536	259

Assets of discontinued operations	$626	$640

Liabilities:
Accounts payable	$—	$90
Accrued personnel costs	8	228
Other current liabilities	259	244

Liabilities of discontinued operations	$267	$562

Divestitures

Gains and losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the consolidated statements of operations. During the nine months ended September 30, 2011, CBIZ recognized a gain of $2.3 million from the sale of its individual wealth management business and gains of $0.5 million for the sales of client lists. Cash proceeds from the sale of the business and client lists totaled approximately $7.3 million, of which approximately $6.7 million was received on December 31, 2010. As part of the sale of the individual wealth management business, CBIZ reduced its goodwill balance by approximately $2.2 million. During the nine months ended September 30, 2010, CBIZ recognized a gain of $0.4 million from the sale of a client list and received cash from this sale of $0.4 million.

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

Financial Services	Employee Services	MMP	National Practices

— Accounting — Tax — Financial Advisory — Valuation — Litigation Support — Internal Audit — Family Office Services — Fraud Detection — Real Estate Advisory	— Group Health — Property & Casualty — Retirement Plan Services — Payroll Services — Life Insurance — Human Capital Management — Compensation Consulting — Recruiting — Actuarial Services	— Coding and Billing — Accounts Receivable Management — Full Practice Management Services	— Managed Networking and Hardware Services — Health Care Consulting — Mergers & Acquisitions

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2011
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$92,535	$41,859	$35,352	$7,315	$—	$177,061
Operating expenses	82,734	35,555	30,370	6,317	(1,015)	153,961

Gross margin	9,801	6,304	4,982	998	1,015	23,100
Corporate general & admin	—	—	—	—	8,175	8,175

Operating income (loss)	9,801	6,304	4,982	998	(7,160)	14,925
Other income (expense):
Interest income (expense)	3	(7)	—	—	(4,045)	(4,049)
Gain on sale of operations, net	—	—	—	—	87	87
Other (expense) income, net	(126)	139	11	9	(4,543)	(4,510)

Total other (expense) income	(123)	132	11	9	(8,501)	(8,472)

Income (loss) from continuing operations before income tax expense	$9,678	$6,436	$4,993	$1,007	$(15,661)	$6,453

	THREE MONTHS ENDED SEPTEMBER 30, 2010
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$89,010	$42,417	$37,423	$7,034	$—	$175,884
Operating expenses	78,068	35,905	32,148	6,343	4,779	157,243

Gross margin	10,942	6,512	5,275	691	(4,779)	18,641
Corporate general & admin	—	—	—	—	6,877	6,877

Operating income (loss)	10,942	6,512	5,275	691	(11,656)	11,764
Other income (expense):
Interest expense	(1)	(6)	—	—	(3,728)	(3,735)
Gain on sale of operations, net	—	—	—	—	89	89
Other income (expense), net	7	101	86	(2)	823	1,015

Total other income (expense)	6	95	86	(2)	(2,816)	(2,631)

Income (loss) from continuing operations before income tax expense	$10,948	$6,607	$5,361	$689	$(14,472)	$9,133

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	NINE MONTHS ENDED SEPTEMBER 30, 2011
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$310,896	$129,491	$106,417	$23,258	$—	$570,062
Operating expenses	255,193	108,210	93,903	19,768	6,246	483,320

Gross margin	55,703	21,281	12,514	3,490	(6,246)	86,742
Corporate general & admin	—	—	—	—	24,686	24,686

Operating income (loss)	55,703	21,281	12,514	3,490	(30,932)	62,056
Other income (expense):
Interest expense	(2)	(19)	—	—	(13,350)	(13,371)
Gain on sale of operations, net	—	—	—	—	2,832	2,832
Other (expense) income, net	(5)	669	159	9	(2,234)	(1,402)

Total other (expense) income	(7)	650	159	9	(12,752)	(11,941)

Income (loss) from continuing operations before income tax expense	$55,696	$21,931	$12,673	$3,499	$(43,684)	$50,115

	NINE MONTHS ENDED SEPTEMBER 30, 2010
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$300,957	$133,033	$110,759	$20,590	$—	$565,339
Operating expenses	247,852	109,704	99,584	19,415	10,397	486,952

Gross margin	53,105	23,329	11,175	1,175	(10,397)	78,387
Corporate general & admin	—	—	—	—	22,499	22,499

Operating income (loss)	53,105	23,329	11,175	1,175	(32,896)	55,888
Other income (expense):
Interest expense	(6)	(18)	—	—	(10,290)	(10,314)
Gain on sale of operations, net	—	—	—	—	465	465
Other income (expense), net	137	267	257	(2)	482	1,141

Total other income (expense)	131	249	257	(2)	(9,343)	(8,708)

Income (loss) from continuing operations before income tax expense	$53,236	$23,578	$11,432	$1,173	$(42,239)	$47,180

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries. The following discussion is intended to assist in the understanding of CBIZ’s financial position at September 30, 2011 and December 31, 2010, results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

Executive Summary

Revenue for the three months ended September 30, 2011 increased by 0.7% to $177.1 million from the $175.9 million reported for the comparable period in 2010. Same-unit revenue decreased $3.6 million, or 2.1%, and revenue from newly acquired operations, net of divestitures, contributed $4.8 million, or 2.7% to the growth in revenue. Revenue for the nine months ended September 30, 2011 increased by 0.8% to $570.1 million from the $565.3 million reported for the comparable period in 2010. Revenue from newly acquired operations, net of divestitures, contributed $10.1 million, or 1.8% to the growth in revenue, which was partially offset by same-unit revenue declines of $5.3 million, or 1.0%.

Earnings per share from continuing operations were $0.10 per diluted share for the three months ended September 30, 2011 and $0.09 for the comparable period in 2010. For the nine months ended September 30, 2011, earnings per diluted share were $0.60 compared to $0.48 for the same period last year. Earnings per share for the nine months ended September 30, 2011 included a gain of approximately $0.02 per diluted share related to the divestiture of the wealth management business, and earnings per share for the nine months ended September 30, 2010 included a charge of $0.02 per diluted share for lease restructuring activities in connection with the acquisition of Goldstein Lewin & Company in Boca Raton, Florida. Also, for the three and nine months ended September 30, 2010, earnings per share included a charge of $0.02 per diluted share related to the $2.0 million loss recorded in connection with the early redemption of the Company’s 2006 Convertible Senior Subordinated Notes (“2006 Notes”).

Cash earnings per diluted share were $0.24 for the three months ended September 30, 2011 and 2010, and $1.02 and $0.87 for the nine months ended September 30, 2011 and 2010, respectively. CBIZ believes cash earnings per diluted share more clearly illustrates the impact of certain non-cash charges to income from continuing operations and is a useful measure for the Company and its analysts. Cash earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”), otherwise known as a non-GAAP measure. As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the three months and nine months ended September 30, 2011 and 2010 are provided in the “Results of Operations – Continuing Operations” section that follows.

On August 1, 2011, CBIZ acquired two businesses: Thompson Dunavant (“TD”) and Multiple Benefit Services, Inc. (“MBS”). TD is an accounting and financial services firm located in Memphis, Tennessee and provides tax and financial consulting services to a number of clients ranging from small closely-held companies to large multi-national businesses. MBS is an employee benefits consulting firm located in Atlanta, Georgia and provides employee benefit consulting and support services to both small and large companies. TD’s operations are included in the Financial Services practice group and MBS’s operations are included in the Employee Services practice group. Annual revenues for TD and MBS have historically approximated $15.7 million and $3.5 million, respectively.

CBIZ believes that repurchasing shares of its common stock under the Company’s stock purchase plan is a use of cash that provides value to its stockholders and accordingly, purchased 1.1 million shares of its common stock at a total cost of approximately $7.3 million during the three and nine months ended September 30, 2011.

Results of Operations – Continuing Operations

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on September 1, 2010, revenue for the month of September would be included in same-unit revenue for both years; revenue for the period January 1, 2011 through August 31, 2011 would be reported as revenue from acquired businesses.

Three Months Ended September 30, 2011 and 2010

Revenue – The following table summarizes total revenue for the three months ended September 30, 2011 and 2010 (in thousands, except percentages).

	THREE MONTHS ENDED SEPTEMBER 30,
	2011	% of Total	2010	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$87,027	49.2%	$89,010	50.6%	$(1,983)	(2.2)%
Employee Services	40,997	23.1%	40,832	23.2%	165	0.4%
MMP	35,352	20.0%	37,423	21.3%	(2,071)	(5.5)%
National Practices	7,315	4.1%	7,034	4.0%	281	4.0%

Total same-unit revenue	170,691	96.4%	174,299	99.1%	(3,608)	(2.1)%
Acquired businesses	6,400	3.6%	—	—	6,400
Divested operations	(30)	—	1,585	0.9%	(1,615)

Total revenue	$177,061	100.0%	$175,884	100.0%	$1,177	0.7%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses decreased by $3.2 million to $154.0 million for the three months ended September 30, 2011 from $157.2 million for the comparable period of 2010, and decreased as a percentage of revenue to 87.0% for the three months ended September 30, 2011 from 89.4% for the comparable period of 2010.

The primary components of operating expenses for the three months ended September 30, 2011 and 2010 are included in the following table:

	2011		2010
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	74.3%	64.6%	73.1%	65.4%	(0.8)%
Occupancy costs	7.2%	6.3%	7.3%	6.5%	(0.2)%
Depreciation and amortization	3.3%	2.8%	3.1%	2.8%	—
Travel and related costs	3.5%	3.1%	2.7%	2.4%	0.7%
Other (1)	14.3%	12.4%	12.5%	11.1%	1.3%

Subtotal	102.6%	89.2%	98.7%	88.2%	1.0%
Deferred compensation costs	(2.6)%	(2.2)%	1.3%	1.2%	(3.4)%

Total operating expenses	100.0%	87.0%	100.0%	89.4%	(2.4)%

Gross margin		13.0%		10.6%	2.4%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The decrease in operating expenses as a percentage of revenue that was attributable to personnel costs was a result of a reduction in staffing at certain locations. The decrease in deferred compensation costs as a percentage of revenue is due to losses in the value of the assets held in relation to CBIZ’s deferred compensation plan, or a favorable impact to gross margin, of $3.9 million for the three months ended September 30, 2011 compared to a gain, or an unfavorable impact to gross margin, of $2.1 million for the comparable period in 2010. The decrease in occupancy costs as a percentage of revenue was due to efforts to consolidate certain locations related to the Company’s MMP business. The increase in travel and related costs as a percentage of revenue was primarily due to increased client development and retention efforts and professional staff training. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses – Corporate general and administrative (“G&A”) expenses increased by $1.3 million to $8.2 million for the three months ended September 30, 2011 from $6.9 million for the comparable period of 2010, and increased as a percentage of revenue to 4.6% for the three months ended September 30, 2011 from 3.9% for the comparable period of 2010. The primary components of G&A expenses for the three months ended September 30, 2011 and 2010 are included in the following table:

	2011		2010
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	51.8%	2.4%	54.6%	2.1%	0.3%
Professional services	19.7%	0.9%	5.8%	0.2%	0.7%
Computer costs	5.5%	0.3%	6.0%	0.2%	0.1%
Travel and related costs	4.3%	0.2%	3.6%	0.1%	0.1%
Depreciation and amortization	1.1%	0.1%	1.4%	0.1%	—
Other (1)	23.2%	1.0%	23.8%	1.0%	—

Subtotal	105.6%	4.9%	95.2%	3.7%	1.2%
Deferred compensation costs	(5.6)%	(0.3)%	4.8%	0.2%	(0.5)%

Total G&A expenses	100.0%	4.6%	100.0%	3.9%	0.7%

(1)	Other G&A expenses include office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The increase in G&A expenses as a percentage of revenue attributable to professional services was primarily due to legal expenses as CBIZ recorded a favorable recovery of $1.1 million in the third quarter of

2010. Partially offsetting this increase was a decrease in deferred compensation costs due to losses in the value of the assets held in relation to CBIZ’s deferred compensation plan of $0.5 million for the three months ended September 30, 2011 compared to a gain of $0.3 million for the comparable period in 2010.

Interest expense – Interest expense increased by $0.3 million to $4.0 million for the three months ended September 30, 2011 from $3.7 million for the comparable period in 2010. The increase in interest expense was due to a net increase of $20.3 million in the average carrying amount of the senior subordinated convertible notes to $117.9 million for the three months ended September 30, 2011 from $97.6 million for the comparable period in 2010. This increase was due to the issuance of $130 million of Senior Subordinated Convertible Notes on September 27, 2010 (“2010 Notes”), offset partially by the redemption of the 2006 Notes in the amount of $60 million on September 27, 2010 and $39.3 million on June 1, 2011. Interest expense related to the credit facility was relatively unchanged for the three months ended September 30, 2011 compared to the same period in 2010 as the increase in the average debt outstanding under the credit facility was offset by the decrease in the average interest rates. The average debt outstanding under the credit facility was $152.0 million and 121.8 million and the average interest rates were 3.0% and 4.0% for the three months ended September 30, 2011 and 2010, respectively. See Note 5 of the accompanying consolidated financial statements for further discussion of CBIZ’s debt arrangements.

Other (expense) income, net – Other (expense) income, net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan, adjustments to contingent liabilities related to prior acquisitions, and other miscellaneous items such as losses on the retirement of convertible notes and asset impairment charges. For the three months ended September 30, 2011 and 2010, other (expense) income, net was ($4.5) million and $1.0, respectively. For the three months ended September 30, 2011, CBIZ recorded a loss in the fair value of investments related to the deferred compensation plan of $4.4 million compared to a gain of $2.4 million for the same period in 2010. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increases or decreases to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of operations. In addition, for the three months ended September 30, 2010, CBIZ recorded an adjustment to its contingent liability related to prior acquisitions which resulted in other income of $0.7 million, recorded a loss of $2.0 million on the repurchase of $60 million of its 2006 Notes and recorded a $0.3 million impairment charge related to an investment in auction rate securities.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $1.6 million and $3.6 million for the three months ended September 30, 2011 and 2010, respectively. The effective tax rate for the three months ended September 30, 2011 was 25.0%, compared to an effective tax rate of 39.3% for the comparable period in 2010. The decrease in the effective tax rate primarily relates to the reversal of estimated tax reserves due to the expiration of certain statutes of limitation and the release of valuation allowances related to certain state net operating loss carryforwards.

Earnings per share and cash earnings per share – Earnings per diluted share from continuing operations were $0.10 and $0.09 for the three months ended September 30, 2011 and 2010, respectively, and cash earnings per diluted share were $0.24 for the three months ended September 30, 2011 and 2010. The Company believes cash earnings and cash earnings per diluted share (non-GAAP measures) more clearly illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful measure for the Company and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from continuing operations and diluted earnings per share from continuing operations to cash earnings per diluted share for the three months ended September 30, 2011 and 2010.

CASH EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	THREE MONTHS ENDED SEPTEMBER 30,
	2011	Per Share	2010	Per Share
		(In thousands, except per share data)
Income from continuing operations	$4,839	$0.10	$5,542	$0.09

Selected non-cash charges:
Depreciation and amortization	5,107	0.10	5,044	0.09
Non-cash interest on convertible notes	613	0.01	1,068	0.02
Stock-based compensation	1,519	0.03	1,373	0.02
Loss on retirement of convertible notes	—	—	1,996	0.03
Adjustment to contingent earnouts	—	—	(728)	(0.01)

Non-cash charges	$7,239	$0.14	$8,753	$0.15

Cash earnings – continuing operations	$12,078	$0.24	$14,295	$0.24

Operating Practice Groups

CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, MMP and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	$ Change	% Change
		(In thousands, except percentages)
Revenue
Same-unit	$87,027	$89,010	$(1,983)	(2.2)%
Acquired businesses	5,508	—	5,508

Total revenue	$92,535	$89,010	$3,525	4.0%
Operating expenses	82,734	78,068	4,666	6.0%

Gross margin	$9,801	$10,942	$(1,141)	(10.4)%

Gross margin percent	10.6%	12.3%

The decrease in same-unit revenue was primarily the result of a decrease in aggregate hours charged to clients and lower performance in several of the local business units. With respect to the local business units, same-unit aggregate hours charged to clients declined approximately 5% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, which was partially offset by a 1% increase in effective yield realized for services provided for the three months ended September 30, 2011 versus the comparable period in the prior year. The decline in hours was primarily due to decreased client demand. Revenue from acquired businesses was a result of the acquisitions of Kirkland, Russ, Murphy, & Tapp (“KRMT”), which occurred on November 1, 2010 and Thompson Dunavant (“TD”), which occurred on August 1, 2011.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $23.7 million and $24.4 million for the three months ended September 30, 2011 and 2010, respectively, a majority of which is related to services rendered to privately-held clients. The decrease in ASA fees is primarily the result of lower performance in several of the local business units, offset partially by the acquisitions of the attestation business of KRMT and TD by affiliated CPA firms.

The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel and related costs which represented 86.8% and 88.8% of total operating expenses for the three months ended September 30, 2011 and 2010, respectively. Personnel costs increased $1.7 million for the three months ended September 30, 2011 compared to the same period in 2010, and represented 76.2% and 78.5% of total operating expenses for the three months ended September 30, 2011 and 2010, respectively. The increase was attributable to $3.8 million associated with the acquisitions of KRMT and TD, offset by a reduction in same-unit personnel costs of $2.0 million. The $2.0 million reduction in same-unit personnel costs was associated mainly with staff reductions at those units that experienced reduced client demand and, to a lesser extent, attrition. Personnel costs represented 76.2% and 78.5% of revenue for the three months ended September 30, 2011 and 2010, respectively. Occupancy costs are relatively fixed in nature and were $6.0 million for both the three months ended September 30, 2011 and 2010. Travel and related costs were $2.8 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively, and were 3.1% and 2.3% of revenue for the three months ended September 30, 2011 and 2010, respectively. The increase in travel and related costs was due to increased client development costs and professional staff training efforts.

Gross margin percentage decreased to 10.6% for the three months ended September 30, 2011 compared to 12.3% for the same period in 2010. The decrease was primarily due to operating expenses not decreasing at the same rate as the decrease in same-unit revenue, as discussed above.

Employee Services

	THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$40,997	$40,832	$165	0.4%
Acquired businesses	892	—	892
Divested operations	(30)	1,585	(1,615)

Total revenue	$41,859	$42,417	$(558)	(1.3)%
Operating expenses	35,555	35,905	(350)	(1.0)%

Gross margin	$6,304	$6,512	$(208)	(3.2)%

Gross margin percent	15.1%	15.4%

The increase in same-unit revenue was primarily attributable to increases in the Company’s specialty life insurance and human capital advisory businesses, including payroll, offset in part by decreases in the employee benefits and property and casualty businesses. Specialty life insurance revenues increased $1.0 million due to an increase in the number of policy placements. Human capital advisory and payroll revenues increased approximately $0.6 million due to an increase in demand for recruiting and pricing for payroll-related services. Partially offsetting these increases was a decrease in the Company’s employee benefits revenues of approximately $1.0 million due to client attrition and lower volume-based carrier bonus payments, and a decrease in property and casualty revenues of $0.4 million due to soft market conditions in pricing. The growth in revenue from acquired businesses was provided by South Winds, Inc. (dba “Benexx”), a retirement plan business in Maryland that was acquired in the third quarter of 2010, and MBS, an employee benefits consulting business in Georgia that was acquired in the third quarter of 2011. The decline in revenue from divestitures was due to the sale of the wealth management advisory business in the first quarter of 2011.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.5% and 83.1% of total operating expenses for the three months ended September 30, 2011 and 2010, respectively. Excluding personnel costs during the three months ended September 30, 2010 related to the divested wealth management businesses of $1.7 million, personnel costs increased approximately $0.3 million, primarily as a result of higher commissions paid to third party brokers related to the increase in specialty life insurance sales. Personnel costs represented 64.3% and 64.5% of revenue for the three months ended September 30, 2011 and 2010, respectively. Occupancy costs are relatively fixed in nature and were $2.4 million for the three months ended September 30, 2011 and 2010.

Gross margin percent was impacted by three factors. The decline in volume-based carrier bonus payments has a direct negative impact on gross margin, since there are no corresponding expenses associated with these revenues. In addition, the decrease in operating revenues in both the employee benefits and property casualty businesses played a role in the margin decline, despite a corresponding savings in variable sales commissions. These were offset, in part, by an increase from retirement advisory and human capital advisory revenues. Asset-based revenues do not have related direct costs, and human capital advisory revenues have a more fixed cost structure; therefore, growth in those revenues has a favorable impact on gross margin.

MMP

	THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$35,352	$37,423	$(2,071)	(5.5)%
Operating expenses	30,370	32,148	(1,778)	(5.5)%

Gross margin	$4,982	$5,275	$(293)	(5.6)%

Gross margin percent	14.1%	14.1%

The decrease in same-unit revenue was approximately 71% attributable to decreased revenues from existing clients, with the remaining 29% attributable to client terminations, net of new business. The decline in revenue from existing clients can be attributed to several factors including: decreases in the number of procedures processed, decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure. The decline in revenue from client terminations is attributable to many factors including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations and increased competitive pressures. The Company does not believe that this loss of clients represents a trend that will continue through the remainder of 2011, however, same store revenues are expected to continue to be less than 2010 reported revenues due to continued pressure on pricing and reimbursement rates.

The largest components of operating expenses for MMP are personnel costs, professional service fees for off-shore and electronic claims processing, occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services). These expenses represented 85.5% and 86.4% of total operating expenses for the three months ended September 30, 2011 and 2010, respectively. Due to a reduction in headcount, personnel costs decreased $1.5 million for the three months ended September 30, 2011, and decreased slightly as a percentage of revenue to 53.0% compared to 53.9% for the comparable period in 2010. The reduction in headcount and related personnel costs in billing operations is due to the expanded utilization of off-shore processing, utilization of new technologies, as well as a response to the decline in revenue. Office expenses decreased $0.3 million for the three months ended September 30, 2011, and decreased slightly as a percentage of revenue to 7.5% compared to 7.9% for the same period in 2010 due to a decrease in statement mailing expenses. Facilities costs decreased $0.2 million for the three months ended September 30, 2011 compared to the same period last year, and decreased slightly as a percentage of revenue to 6.6% compared to 6.8% for the same period in 2010. This decrease was due to the consolidation of certain offices.

Gross margin percentage was flat at 14.1% in both periods. The decrease in gross margin dollars is the result of continued pricing and reimbursement pressure as described above.

National Practices

	THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,315	$7,034	$281	4.0%
Operating expenses	6,317	6,343	(26)	(0.4)%

Gross margin	$998	$691	$307	44.4%

Gross margin percent	13.6%	9.8%

The increase in revenue was attributable to CBIZ’s healthcare consulting business due to an increase in demand of coding and auditing services performed in the clinical business and an increase in Medicaid eligibility services provided to clients. Revenue in the other National Practices businesses remained unchanged in comparing the three months ended September 30, 2011 to the same period last year.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 94.7% and 96.0% of total operating expenses for the three months ended September 30, 2011 and 2010, respectively. Personnel costs decreased by $0.1 million for the three months ended September 30, 2011 compared to the same period in 2010, and decreased as a percentage of revenue to 78.8% of revenue for the three months ended September 30, 2011 compared to 83.5% of revenue for the same period last year. The decrease in personnel costs is due to an adjustment to incentive compensation related to certain individuals in the mergers and acquisitions business resulting from completing a transaction during the three months ended June 30, 2011. Occupancy costs and travel and related costs were relatively flat for the three months ended September 30, 2011 and 2010.

As a result of an increase in revenue and relatively flat operating expenses, both the gross margin and gross margin percentage reflect an increase for the three months ended September 30, 2011 compared to the same period last year.

Nine Months Ended September 30, 2011 and 2010

Revenue – The following table summarizes total revenue for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages).

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	% of Total	2010	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$297,723	52.2%	$300,957	53.2%	$(3,234)	(1.1)%
Employee Services	127,604	22.4%	128,028	22.7%	(424)	(0.3)%
MMP	106,417	18.7%	110,759	19.6%	(4,342)	(3.9)%
National Practices	23,258	4.1%	20,590	3.6%	2,668	13.0%

Total same-unit revenue	555,002	97.4%	560,334	99.1%	(5,332)	(1.0)%
Acquired businesses	15,027	2.6%	—	—	15,027
Divested operations	33	—	5,005	0.9%	(4,972)

Total revenue	$570,062	100.0%	$565,339	100.0%	$4,723	0.8%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses decreased to $483.3 million for the nine months ended September 30, 2011 from $487.0 million for the comparable period of 2010, and decreased as a percentage of revenue to 84.8% for the nine months ended September 30, 2011 from 86.1% for the comparable period of 2010. The primary components of operating expenses for the nine months ended September 30, 2011 and 2010 are included in the following table:

	2011		2010
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	74.3%	63.0%	74.4%	64.1%	(1.1)%
Occupancy costs	6.9%	5.8%	7.0%	6.0%	(0.2)%
Depreciation and amortization	3.1%	2.6%	3.1%	2.6%	—
Travel and related costs	3.2%	2.7%	2.7%	2.3%	0.4%
Other (1)	13.0%	11.1%	12.6%	10.9%	0.2%

Subtotal	100.5%	85.2%	99.8%	85.9%	(0.7)%
Deferred compensation costs	(0.5)%	(0.4)%	0.2%	0.2%	(0.6)%

Total operating expenses	100.0%	84.8%	100.0%	86.1%	(1.3)%

Gross margin		15.2%		13.9%	1.3%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The decrease in operating expenses as a percentage of revenue that was attributable to personnel costs was a result of a reduction in staffing at certain locations. The decrease in occupancy costs as a percentage of revenue was due to efforts to consolidate certain locations related to the Company’s MMP business. The decrease in deferred compensation costs as a percentage of revenue is due to a loss, or a favorable impact to gross margin, of $2.4 million in the value of the assets held in relation to CBIZ’s deferred compensation plan for the nine months ended September 30, 2011 compared to a gain, or an unfavorable impact to gross margin, of $1.2 million for the comparable period in 2010. The increase in travel and related costs as a percentage of revenue was primarily due to increased client development and retention efforts and an increase in professional staff training. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses – Corporate general and administrative (“G&A”) expenses increased by $2.2 million to $24.7 million for the nine months ended September 30, 2011 from $22.5 million for the comparable period of 2010, and increased as a percentage of revenue to 4.3% for the nine months ended September 30, 2011 from 4.0% for the comparable period of 2010. The primary components of G&A expenses for the nine months ended September 30, 2011 and 2010 are included in the following table:

	2011		2010
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	58.0%	2.5%	53.9%	2.1%	0.4%
Professional services	13.5%	0.6%	14.9%	0.6%	—
Computer costs	5.4%	0.2%	5.2%	0.2%	—
Travel and related costs	3.9%	0.2%	3.3%	0.1%	0.1%
Depreciation and amortization	1.1%	—	1.3%	0.1%	(0.1)%
Other (1)	19.2%	0.8%	20.1%	0.8%	—

Subtotal	101.1%	4.3%	98.7%	3.9%	0.4%
Deferred compensation costs	(1.1)%	—	1.3%	0.1%	(0.1)%

Total G&A expenses	100.0%	4.3%	100.0%	4.0%	0.3%

(1)	Other G&A expenses include office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The increase in G&A expenses as a percentage of revenue attributable to personnel costs is primarily due to an increase in incentive based compensation accruals and stock-based compensation. Commensurate with the increase in earnings per share, a greater percentage of the estimated annual incentive payout was accrued during the nine months ended September 30, 2011 compared to the same period in 2010. Partially offsetting this increase was a decrease in deferred compensation costs due to losses in the value of the assets held in relation to CBIZ’s deferred compensation plan of $0.3 million for the nine months ended September 30, 2011 compared to a gain of $0.3 million for the comparable period in 2010.

Interest expense – Interest expense increased by $3.1 million to $13.4 million for the nine months ended September 30, 2011 from $10.3 million for the comparable period in 2010. The increase in interest expense relates to a net increase of $2.5 million related to the senior subordinated convertible notes and an increase of $0.6 million related to the credit facility. The increase related to the senior subordinated convertible notes is primarily due to a $43.8 million increase in average carrying amount of the senior subordinated convertible notes to $138.9 million for the first nine months of 2011 from $95.1 million for the comparable period in 2010. This increase was due to the issuance of $130 million of the 2010 Notes on September 27, 2010, offset partially by the redemption of the 2006 Notes in the amount of $60 million on September 27, 2010 and $39.3 million on June 1, 2011. The increase in interest expense related to the credit facility is due to an increase in the average outstanding balance and an increase in amortization of deferred debt costs. Average debt outstanding under the credit facility was $139.2 million and $126.2 million and weighted average interest rates were 3.3% and 3.5% for the nine months ended September 30, 2011 and 2010, respectively. The increase in deferred debt costs is due to additional costs incurred related to the new credit facility that was put into effect in June 2010, as well as the additional costs incurred from the April 2011 amendment to the credit facility. See Note 5 of the accompanying consolidated financial statements for further discussion of CBIZ’s debt arrangements.

Gain on sale of operations, net – The gain on sale of operations, net was $2.8 million for the nine months ended September 30, 2011 and is primarily due to the sale of the Company’s individual wealth management business during the first quarter of 2011. The operating results of the wealth management business were included in the Employee Services practice group.

Other (expense) income, net – Other (expense) income, net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan, adjustments to contingent liabilities related to previous acquisitions, and other miscellaneous items such as losses on the retirement of convertible notes and asset impairment charges. For the nine months ended September 30, 2011 and 2010, other (expense) income, net was ($1.4) million and $1.1 million, respectively. For the nine months ended September 30, 2011, CBIZ recorded a loss in the fair value of investments related to the deferred compensation plan of $2.7 million compared to a gain of $1.5 million for the same period in 2010. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increase to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of operations. In addition, for the nine months ended September 30, 2011 and 2010, CBIZ recorded adjustments to its contingent liability related to prior acquisitions which resulted in other income of $1.2 million and $1.4 million, respectively. For the nine months ended September 30, 2010, CBIZ recorded a loss of $2.0 million on the repurchase of $60 million of its 2006 Notes and recorded a $0.3 million impairment charge related to an investment in auction rate securities.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $20.3 million and $17.8 million for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rate for the nine months ended September 30, 2011 was 40.5%, compared to an effective tax rate of 37.7% for the comparable period in 2010. The increase in the effective tax rate primarily relates to a larger reversal of estimated tax reserves in 2010 due to the expiration of certain statutes of limitation compared to the same period in 2011.

Earnings per share and cash earnings per share – Earnings per diluted share from continuing operations were $0.60 and $0.48 for the nine months ended September 30, 2011 and 2010, respectively, and cash earnings per diluted share were $1.02 and $0.87 for the nine months ended September 30, 2011 and 2010, respectively. The Company believes cash earnings and cash earnings per diluted share (non-GAAP measures) more clearly illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful measure for the Company and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from continuing operations and diluted earnings per share from continuing operations to cash earnings per diluted share for the nine months ended September 30, 2011 and 2010.

CASH EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	Per Share	2010	Per Share
	(In thousands, except per share data)
Income from continuing operations	$29,819	$0.60	$29,407	$0.48
Selected non-cash charges:
Depreciation and amortization	15,102	0.30	15,257	0.25
Non-cash interest on convertible note	2,565	0.05	3,165	0.05
Stock-based compensation	4,433	0.09	3,943	0.06
Loss on retirement of convertible notes	—	—	1,996	0.03
Adjustments to contingent earnouts	(1,152)	(0.02)	(1,449)	(0.02)
Non-cash restructuring charge	—	—	1,148	0.02

Non-cash charges	$20,948	$0.42	$24,060	$0.39

Cash earnings – continuing operations	$50,767	$1.02	$53,467	$0.87

Operating Practice Groups

CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, MMP and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$297,723	$300,957	$(3,234)	(1.1)%
Acquired businesses	13,173	—	13,173

Total revenue	$310,896	$300,957	$9,939	3.3%
Operating expenses	255,193	247,852	7,341	3.0%

Gross margin	$55,703	$53,105	$2,598	4.9%

Gross margin percent	17.9%	17.6%

The decrease in same-unit revenue was primarily the result of a decrease in aggregate hours charged to clients and lower performance in several of the local business units. Same-unit aggregate hours charged to clients declined approximately 5% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, which was partially offset by a 2% increase in effective rates realized for services provided for the nine months ended September 30, 2011 versus the comparable period in 2010. The decline in hours was due to decreased client demand and improved engagement efficiencies. The improvement in rates realized for services provided was due to a modest increase in rates as well as improved engagement efficiencies. Revenue from acquired businesses was a result of the acquisitions of KRMT and TD.

CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $88.8 million and $88.6 million for the nine months ended September 30, 2011 and 2010, respectively, a majority of which is related to services rendered to privately-held clients. The increase in ASA fees is primarily the result of the acquisitions of the attestation business of KRMT and TD by affiliated CPA firms, which offset declines at several units.

The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel and related costs which represented 88.1% and 89.1% of total operating expenses for the nine months ended September 30, 2011 and 2010, respectively. Personnel costs increased $2.8 million for the nine months ended September 30, 2011 compared to the same period in 2010, and represented 78.1% and 79.3% of total operating expenses for the nine months ended September 30, 2011 and 2010, respectively. The increase was attributable to $8.3 million associated with the acquisitions of KRMT and TD, partially offset by a reduction in same-unit personnel costs of $5.5 million. The $5.5 million reduction in same-unit personnel costs was associated mainly with staff reductions at those units that experienced reduced client demand and, to a lesser extent, attrition. Personnel costs represented 64.1% and 65.3% of revenue for the nine months ended September 30, 2011 and 2010, respectively. Occupancy costs are relatively fixed in nature and were $17.6 million and $17.7 million for the nine months ended September 30, 2011 and 2010, respectively, and were 6.9% and 7.2% of revenue for the nine months ended September 30, 2011 and 2010, respectively. Travel and related costs were $7.7 million for the nine months ended September 30, 2011 compared to $6.5 million in the same period in 2010, and were 2.5% and 2.2% of total revenue for the nine months ended September 30, 2011 and 2010, respectively. The increase in travel and related costs was due to increased client development and professional staff training efforts.

Gross margin percentage improved to 17.9% for the nine months ended September 30, 2011 compared to 17.6% for the same period in 2010 and was due largely to lower same-unit personnel costs as a percentage of revenue as described above.

Employee Services

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$127,604	$128,028	$(424)	(0.3)%
Acquired businesses	1,854	—	1,854
Divested operations	33	5,005	(4,972)

Total revenue	$129,491	$133,033	$(3,542)	(2.7)%
Operating expenses	108,210	109,704	(1,494)	(1.4)%

Gross margin	$21,281	$23,329	$(2,048)	(8.8)%

Gross margin percent	16.4%	17.5%

The decrease in same-unit revenue was primarily attributable to declines in the Company’s employee benefits and property and casualty businesses, offset in part by increases in the retirement plan advisory, specialty life insurance and human capital advisory businesses. The Company’s employee benefits business decreased approximately $3.7 million due to high levels of client workforce downsizing as well as client attrition, and the property and casualty revenues declined $2.0 million due to soft market conditions in pricing and lower volume-based carrier bonus payments. Partially offsetting these decreases was an increase of approximately $1.3 million in the retirement advisory business due to higher asset values resulting largely from favorable market performance, an increase in the specialty life insurance business of $2.2 million due to an increase in the number of policy placements, and an increase in human capital advisory and payroll revenues of approximately $1.8 million due to an increase in demand for recruiting and pricing for payroll-related services. The growth in revenue from acquired businesses was provided by Benexx, and MBS. The decline in revenue from divestitures was due to the sale of the Wealth Management Advisory Business in the first quarter of 2011.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.1% and 83.3% of total operating expenses for the nine months ended September 30, 2011 and 2010, respectively. Excluding personnel costs during the first nine months of 2010 related to the divested wealth management businesses of $3.9 million, personnel costs increased approximately $2.6 million, primarily as a result of additional commissions paid to third party brokers related to the increase in specialty life insurance sales. Personnel costs represented 63.8% and 63.1% of revenue for the nine months ended September 30, 2011 and 2010, respectively. Occupancy costs are relatively fixed in nature, and excluding the 2010 costs associated with the divested wealth management businesses of $0.3 million, were $7.3 million for the nine months ended September 30, 2011 and 2010.

Gross margin percent was impacted by three factors. The decline in volume-based carrier bonus payments has a direct negative impact on gross margin, since there are no corresponding expenses associated with these revenues. In addition, the decrease in operating revenues in both the employee benefits and property casualty businesses played a role in the margin decline, despite a corresponding savings in variable sales commissions. These were offset, in part, by an increase from retirement advisory and human capital advisory revenues. Asset-based revenues do not have related direct costs, and human capital advisory revenues have a more fixed cost structure; therefore, growth in those revenues has a favorable impact on gross margin.

MMP

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$106,417	$110,759	$(4,342)	(3.9)%
Operating expenses	93,903	99,584	(5,681)	(5.7)%

Gross margin	$12,514	$11,175	$1,339	12.0%

Gross margin percent	11.8%	10.1%

The decrease in same-unit revenue was approximately 52% attributable to decreased revenues from existing clients, with the remaining 48% attributable to client terminations, net of new business. The decline in revenue from existing clients can be attributed to several factors including: decreases in number of procedures processed, decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure. The decline in revenue from client terminations was attributable to many reasons including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations and increased competitive pressures. The Company does not believe that this loss of clients represents a trend that will continue through the remainder of 2011, however, same store revenues are expected to continue to be less than 2010 reported revenues due to continued pressure on pricing and reimbursement rates.

The largest components of operating expenses for MMP are personnel costs, professional service fees for off-shore and electronic claims processing, occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services). These expenses represented 86.1% and 86.7% of total operating expenses for the first nine months of 2011 and 2010, respectively. Due to a reduction in headcount, personnel costs decreased $4.4 million for the nine months ended September 30, 2011, and decreased as a percentage of revenue to 55.5% versus 57.2% for the comparable period in 2010. The decrease in personnel costs was partially offset by an increase of $0.2 million in professional services for the nine months ended September 30, 2011 compared to the same period in 2010. The reduction in headcount and related personnel costs in billing operations is due to the expanded utilization of off-shore processing, utilization of new technologies, as well as a response to the decline in revenue. Office expenses decreased $0.8 million for the nine months ended September 30, 2011, and decreased as a percentage of revenue to 7.6% compared to 8.0% for the nine months ended September 30, 2010 as a result of a decrease in statement mailings. Facilities costs decreased $0.5 million for the first nine months of 2011, and decreased slightly as a percentage of revenue to 6.7% versus 6.9% in the comparable period in 2010 due to the consolidation of certain offices.

The increase in gross margin is the result of the reduction in headcount and related decrease in personnel costs as described above.

National Practices

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$23,258	$20,590	$2,668	13.0%
Operating expenses	19,768	19,415	353	1.8%

Gross margin	$3,490	$1,175	$2,315	197.0%

Gross margin percent	15.0%	5.7%

The increase in revenue was attributable to an increase of $1.7 million in CBIZ’s mergers and acquisitions business, $0.8 million from the healthcare consulting business and $0.2 million in services provided under a contractual relationship with Edward Jones, CBIZ’s largest client. The increase in the mergers and acquisitions business was a result of earning success fees for completing two transactions during the nine months ended September 30, 2011, whereas no transactions were completed during the same period in 2010. The increase in the healthcare consulting business was primarily due to an increase in coding and auditing services performed in the clinical business, an increase in Medicaid eligibility services provided to clients, and an increase in consulting fees resulting from a newly released product that enables clients to quantify the impact of pending health care reform legislation. The increase in the Edward Jones revenue was primarily the result of an increase in required technology support.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 95.2% and 95.0% of total operating expenses for the nine months ended September 30, 2011 and 2010, respectively. Personnel costs increased $0.3 million for the nine months ended September 30, 2011 compared to the same period in 2010, but decreased as a percentage of revenue to 78.2% of revenue for the nine months ended September 30, 2011 compared to 86.6% of revenue for the same period last year. The increase in personnel costs is due primarily to additional incentive compensation to certain individuals in the mergers and acquisitions business resulting from completing two transactions during the nine months ended September 30, 2011, as well as increases in wages for annual raises. Occupancy costs and travel and related costs were relatively flat for the nine months ended September 30, 2011 and 2010.

The increase in gross margin and gross margin percentage is due to the increase in revenue offset by a modest increase in operating expenses, as described above, for the nine months ended September 30, 2011 compared with the same period last year.

Financial Condition

Total assets were $780.1 million at September 30, 2011, an increase of $23.8 million versus December 31, 2010. Current assets of $275.7 million exceeded current liabilities of $177.6 million by $98.1 million.

Cash and cash equivalents decreased by $0.2 million to $0.5 million at September 30, 2011 from $0.7 million at December 31, 2010. Restricted cash was $20.5 million at September 30, 2011, an increase of $0.3 million from $20.2 million at December 31, 2010. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority (“FINRA”) regulated businesses and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net, were $158.3 million at September 30, 2011, an increase of $20.2 million from $138.1 at December 31, 2010, and days sales outstanding (“DSO”) from continuing operations was 80 days, 72 days and 81 days at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The increase in accounts receivable, net is primarily due to the seasonality of the Financial Services practice group. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Deferred income taxes – current increased by $5.6 million to $9.8 million at September 30, 2011 compared to $4.2 million at December 31, 2010. The increase in the net deferred current asset was primarily due to the transfer of certain deferred tax liabilities from deferred income taxes – current to income taxes payable – current as a result of the redemption of the Company’s 2006 Notes during the second quarter of 2011.

Other current assets were $8.4 million and $12.0 million at September 30, 2011 and December 31, 2010, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

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

Property and equipment, net, decreased by $1.0 million to $22.9 million at September 30, 2011 from $23.9 million at December 31, 2010. The decrease is primarily the result of depreciation and amortization expense of $4.9 million, partially offset by capital expenditures of $3.9 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $17.1 million to $443.5 at September 30, 2011 from $426.4 at December 31, 2010. This increase is comprised of $19.9 million and $9.9 million of net additions to goodwill and intangible assets, respectively, offset by $10.2 million of amortization expense and $2.5 million of divested goodwill and intangible assets for the nine months ended September 30, 2011. The increase in goodwill and other intangible assets totaling $29.8 million consisted of $25.7 million due to 2011 acquisitions and $4.1 million of additional purchase price earned by previous acquisitions.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $31.3 million and $33.4 million at September 30, 2011 and December 31, 2010, respectively. The decrease in assets of the deferred compensation plan of $2.1 million consisted of a decrease in the fair value of the investments of $2.7 million for the nine months ended September 30, 2011, partially offset by net participant contributions of $0.6 million. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accounts payable balances of $29.9 million and $30.8 million at September 30, 2011 and December 31, 2010, respectively, reflect amounts due to suppliers and vendors. Balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $36.1 million and $33.0 million at September 30, 2011 and December 31, 2010, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable – current decreased by $10.4 million to $0.6 million at September 30, 2011 from $11.0 million at December 31, 2010. Notes payable balances and activity are primarily attributable to contingent proceeds earned by previously acquired businesses. During the nine months ended September 30, 2011, payments on notes attributable to contingent proceeds relating to previously acquired businesses were approximately $11.0 million. These payments were partially offset by additions to notes payable of $0.3 million due to 2011 acquisitions and $0.3 million resulting from purchase price adjustments relating to prior acquisitions and transfers of long-term notes to short-term notes during the period.

Other liabilities (current and non-current) increased by $4.5 million to $55.0 million at September 30, 2011 from $50.5 million at December 31, 2010. The increase is primarily attributable to the addition of approximately $11.7 million of estimated contingent purchase price liabilities and $0.7 million of guaranteed purchase price related to 2011 business acquisitions, and an increase of $0.4 million related to the self-funded health insurance plan. These increases were partially offset by recognition of $4.9 million of deferred gain on sale of the Company’s individual wealth management business that was effective January 1, 2011, a decrease of $2.1 million in accrued interest payable on the Company’s convertible notes, and adjustments of $1.0 million and payments of $0.3 million related to the estimated contingent purchase price liabilities related to previously acquired businesses.

Income taxes payable—current was $4.4 million at September 30, 2011 versus income taxes refundable of $3.7 million at December 31, 2010. Income taxes payable—current at September 30, 2011 primarily represents the provision for current income taxes less estimated tax payments and tax benefits related to the exercise of stock options. The income taxes refundable balance at December 31, 2010 occurred as CBIZ made estimated tax payments that exceeded the tax liabilities CBIZ expected to incur with its 2010 income tax filings. Income taxes payable – non-current at September 30, 2011 and December 31, 2010 was $4.8 million and $5.3 million, respectively, and represents the accrual for uncertain tax positions. The decrease of $0.5 million primarily relates to the release of estimated tax reserves due to the expiration of certain statutes of limitation.

CBIZ’s convertible notes are carried at face value less unamortized discount. The $36.7 million decrease in the carrying value of the current and non-current convertible notes at September 30, 2011 compared to December 31, 2010 represents the repurchase of $39.3 million of the 2006 Notes, partially offset by $0.8 million and $1.8 million amortization of the discount on the 2006 Notes and 2010 Convertible Senior Subordinated Notes (“2010 Notes”), respectively, which is recognized as non-cash interest expense in the consolidated statements of operations. The convertible notes are further disclosed in Note 5 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility increased $40.7 million to $159.6 million at September 30, 2011 from $118.9 million at December 31, 2010. This increase was primarily attributable to the repurchase of $39.3 million of the 2006 Notes, $26.5 million in payments for current year acquisitions and contingent payments on prior acquisitions, and expenditures of $8.0 million to repurchase 1.2 million shares of CBIZ common stock. These increases were partially offset by cash earned from operating activities.

Stockholders’ equity increased by $29.8 million to $259.5 million at September 30, 2011 from $229.7 million at December 31, 2010. The increase in stockholders’ equity was primarily attributable to net income of $29.2 million, CBIZ’s stock award programs which contributed $5.3 million, the issuance of $3.2 million in common shares related to business acquisitions, and adjustments of $0.1 million to accumulated other comprehensive loss to adjust the fair value of CBIZ’s investments in ARS and corporate bonds. These increases were partially offset by share repurchase activity of approximately 1.2 million shares at a cost of $8.0 million, which includes open market share repurchase activity of 1.1 million shares at a cost of $7.3 million and shares repurchased in conjunction with the settlement of restricted stock transactions of 0.1 million shares at a cost of $0.7 million.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility and $130 million in 2010 Notes.

CBIZ maintains a $275 million unsecured credit facility which has a letter of credit sub-facility. On April 11, 2011, the credit facility was amended to extend the maturity date one year to June 2015, reduce interest on outstanding balances, reduce commitment fees on the unused amount, and adjust the leverage ratio limits to provide CBIZ with more flexibility. At September 30, 2011, CBIZ had $159.6 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $7.7 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $41.8 million at September 30, 2011. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital requirements.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of September 30, 2011.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering securities or debt through public or private markets.

Sources and Uses of Cash

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010
Total cash provided by (used in):
Operating activities	$37,577	$41,522
Investing activities	(21,212)	(25,682)
Financing activities	(16,556)	(22,487)

Decrease in cash and cash equivalents	$(191)	$(6,647)

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

For the nine months ended September 30, 2011, net cash provided by operating activities was $37.6 million and primarily consisted of net income of $29.2 million and non-cash adjustments to net income of $21.7 million. Partially offsetting these sources of cash were changes in working capital items of $10.5 million and a net gain on the sale of operations and discontinued operations transactions of $2.2 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the discount on convertible notes and deferred financing fees, stock based compensation expense, deferred income tax expense, and adjustments to contingent purchase price liabilities. Net changes in working capital were primarily due to an increase in accounts receivable due to an increase in revenues and an increase in DSO from 72 days at December 31, 2010 to 80 days at September 30, 2011, partially offset by an increase in income taxes payable resulting from the timing of payments. Cash used by discontinued operations was $0.6 million.

For the nine months ended September 30, 2010, net cash provided by operating activities was composed of net income of $26.2 million, non-cash adjustments to net income of $26.1 million, and a net loss on the sale of operations and the discontinued operations transactions totaling $2.7 million. These sources of cash were partially offset by changes in working capital of $11.3 million. Non-cash items mainly consist of depreciation and amortization, amortization of the convertible notes discounts and related deferred financing costs, loss on redemption of 2006 Notes, adjustments related to contingent earnouts, and expense related to stock based compensation. Working capital resulted in a use of cash primarily from slower collections on accounts receivable as evidenced by the increase in DSO from 66 days at December 31, 2009 to 81 days at September 30, 2010. This use of working capital was substantially offset by sources of cash resulting from the timing of payments related to interest, insurance and taxes, an increase in compensation incentive accruals, an increase in restructuring charges related to the Florida office consolidation, and increases in the accrual for contingent payments related to acquisitions. Cash used by discontinued operations was $2.2 million.

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

Net cash flows used in investing activities were $21.2 million and $25.7 million for the nine months ended September 30, 2011 and 2010, respectively. Investing uses of cash during the nine months ended September 30, 2011 primarily consisted of $25.7 million of net cash used for business acquisitions and contingent payments on prior acquisitions, and capital expenditures of $3.7 million. These uses of cash were partially offset by net activity related to funds held for clients of $7.4 million and $0.8 million of proceeds from the sale of divested and discontinued operations.

During the nine months ended September 30, 2010, investing uses of cash consisted of $35.4 million of net cash used towards business acquisitions and for contingent payments on prior acquisitions and $2.1 million for capital expenditures. Substantially offsetting these uses of cash were $10.5 million of net activity related to funds held for clients and $1.3 million of proceeds from the sale of divested and discontinued operations.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, net change in client fund obligations, repurchases of CBIZ common stock, and proceeds from the exercise of stock options.

Net cash used in financing activities were $16.6 million and $22.5 million for the nine months ended September 30, 2011 and 2010, respectively. Financing sources of cash included $40.7 million in net proceeds on the credit facility and $0.9 million in proceeds from the exercise of stock options (including tax benefits). These sources of cash were substantially offset by uses of cash which included $39.3 million used to repay the 2006 Notes, $8.0 million used to repurchase shares of CBIZ common stock, net change of $9.8 million in client fund obligations as a result of timing of cash received and payments made, $0.6 million in cash used to pay for debt issuance costs related to the amendment of the credit facility, $0.3 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions, and payment on notes payable of $0.2 million.

During the nine months ended September 30, 2010, financing uses of cash include $60.0 million used to repurchase 2006 Notes at par, $86.1 million to repurchase shares of CBIZ common stock, net change of $10.5 million in client fund obligations as a result of timing of cash received and payments made and $6.1 million for debt issuance costs related to the issuance of the 2010 Notes and the amendment to the unsecured credit facility. These uses were substantially offset by sources of cash which included $130.0 million in proceeds from the issuance of the 2010 Notes, $9.0 million in net proceeds on the credit facility and $1.2 million in proceeds from the exercise of stock options (including tax benefits).

Obligations and Commitments

CBIZ’s aggregate amount of future obligations at September 30, 2011 is set forth below (in thousands):

	Total	2011 (1)	2012	2013	2014	2015	Thereafter
Convertible notes (2)	$130,750	$—	$—	$—	$—	$130,000	$750
Interest on convertible notes	25,472	12	6,362	6,362	6,362	6,362	12
Credit facility (3)	159,600	—	—	—		159,600	—
Income taxes payable (4)	4,363	4,363	—	—	—	—	—
Notes payable	1,392	—	644	374	374	—	—
Contingent purchase price liabilities(5)	27,662	4,467	12,432	6,195	2,629	1,939	—
Contingent purchase price obligations(6)	21,495		21,495	—	—	—	—
Restructuring lease obligations (7)	8,867	562	2,179	1,592	1,201	1,239	2,094
Non-cancelable operating lease obligations (7)	155,124	9,068	34,695	29,612	22,132	18,844	40,773
Letters of credit in lieu of cash security deposits	2,516	—	—	45	250	—	2,221
Performance guarantees for non-consolidated affiliates	5,173	—	5,173	—	—	—	—
License bonds and other letters of credit	1,513	169	1,217	111	1	15	—

Total	$543,927	$18,641	$84,197	$44,291	$32,949	$317,999	$45,850

(1)	Represents contractual obligations from October 1, 2011 to December 31, 2011.
(2)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes can be redeemed by the Company at anytime.
(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.
(4)	Does not reflect $4.2 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.
(5)	Represents contingent earnout liability that is expected to be paid over the next three years to businesses CBIZ acquired on or after January 1, 2009.
(6)	Represents an estimate of potential earnout payments to be made over the next two years to those businesses CBIZ acquired prior to January 1, 2009.
(7)	Excludes cash expected to be received under subleases.

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

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $5.2 million and $3.4 million at September 30, 2011 and December 31, 2010, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.5 million and $3.0 million at September 30, 2011 and December 31, 2010, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2011 and December 31, 2010 totaled $1.5 million.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2011, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.

Interest Rate Risk Management

CBIZ has periodically used interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At September 30, 2011, CBIZ had an interest rate swap with a notional amount of $40 million, of which $25.0 million will expire in June 2014 and the remaining $15.0 million will expire in June 2015. At December 31, 2010, CBIZ had interest rate swaps with a notional amount of $20 million which expired in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

CBIZ carries $130.0 million in 2010 Notes bearing a fixed interest rate of 4.875% that mature on October 1, 2015. CBIZ believes the fixed nature of these borrowings mitigate its interest rate risk.

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

Valuation of Goodwill

Goodwill impairment testing between annual testing dates may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2010. There was no goodwill impairment during the year ended December 31, 2010 or during the nine months ended September 30, 2011.

CBIZ reviewed the significant assumptions that it used in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions that impact various economic indicators that are utilized in assessing fair value. Based on these analyses and the lack of any other evidence or significant event, it was determined that the Company did not have to perform a goodwill assessment during the nine months ended September 30, 2011.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 (“ASU2011-08”) “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more likely-than-not that the fair value of a reporting unit is less than its carrying value, the quantitative two-step impairment test is required; otherwise, no further testing is required. The more likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for annual periods beginning after December 15, 2011 with early adoption permitted. CBIZ expects to adopt the provisions of ASU 2011-08 for its annual impairment tests during the fourth quarter of 2011, and the adoption is not expected to significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which states that comprehensive income should be presented in either one or two consecutive financial statements. Companies will have the option to either present other comprehensive income on the same statement as net income, or as a separate statement that immediately follows the statement of net income. ASU 2011-05 is effective for the first reporting period after December 15, 2011, and should be applied retrospectively. Currently, other comprehensive income is presented in the notes to CBIZ’s consolidated financial statements and the adoption of ASU 2011-05 will result in CBIZ presenting other comprehensive income on the consolidated statements of operations.

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

In December 2010, the FASB issued ASU No. 2010-29 (“ASU 2010-29”) “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which amends Accounting Standards Codification (“ASC”) 805 by modifying the disclosure requirements of pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. ASU 2010-29 was effective prospectively for business combinations in which the acquisition date is on or after the first day of the annual period beginning on or after December 15, 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at September 30, 2011 was $159.6 million. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2011, interest expense would increase or decrease approximately $1.2 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ uses interest rate swaps to manage interest rate risk exposure. CBIZ’s interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of floating rate debt under the credit facility, to a fixed rate basis. The interest rate swap agreements involve the receipt or payment of floating rate interest amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At September 30, 2011, CBIZ had a $40 million notional amount of interest rate swap outstanding, of which $25.0 million will expire in June 2014 and the remaining $15.0 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

In connection with CBIZ’s payroll business, funds held for clients are segregated and invested in short-term investments which include corporate bonds. In accordance with the Company’s investment policy, all investments carry an investment grade rating. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss for the respective period. If an investment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to “Other income (expense), net” on the consolidated statements of operations. See Notes 7 and 8 to the accompanying consolidated financial statements for further discussion regarding these investments and the related fair value assessments.

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

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan which allows the Company to purchase shares of its common stock in the open market or in privately negotiated transactions according to SEC rules. On February 10, 2011, CBIZ’s Board of Directors authorized a Share Repurchase Plan which authorized the purchase of up to 5.0 million shares of CBIZ common stock. The Share Repurchase Plan is effective beginning April 1, 2011 and expires one year from the effective date. The repurchase plan does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. In addition, pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest shareholder, Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote, CBIZ purchased an option for $5.0 million to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury. This option expires on September 30, 2013.

Stock repurchase activity during the three months ended September 30, 2011 (reported on a trade-date basis) is summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
July 1 – July 31, 2011	—	$—	—	5,000
August 1 – August 31, 2011	674	$6.65	674	4,326
September 1 – September 30, 2011	431	$6.63	431	3,895

Total third quarter purchases (2)	1,105	$6.64	1,105

(1)	Average price paid per share includes fees and commissions, if applicable.
(2)	The Company utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, a broker is granted discretion to repurchase shares on the Company’s behalf, and the broker is unable to repurchase shares above a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.

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

Item 6. Exhibits

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc. (Registrant)

Date: November 9, 2011	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer