Form 10-K
period 2011-12-31
CBIZ, Inc.
filed 2012-03-15
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $372.9 million as of June 30, 2011.

The number of outstanding shares of the registrant’s common stock is 50,099,317 as of February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III	Portions of the Registrant’s Definitive Proxy Statement relative to the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchanges Commission no later than 120 days after the end of the Registrant’s fiscal year.

CBIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”). All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in “Item 1A. Risk Factors” will be important in determining future results. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to: CBIZ’s ability to adequately manage its growth; CBIZ’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; changes in governmental regulation and tax laws affecting its operations; reversal or decline in the current trend of outsourcing business services; revenue seasonality or fluctuations in and collectability of receivables; liability for errors and omissions of the Company’s businesses; regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry); and reliance on information processing systems and availability of software licenses. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect operating or financial performance.

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

CBIZ has been operating as a professional services business since 1996, and built its professional services business through acquiring accounting and financial service firms, benefits and employee services firms, valuation, medical billing and other service firms throughout the United States. CBIZ is listed on the New York Stock Exchange (“NYSE”) under the symbol “CBZ”.

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

Earnings Per Share

CBIZ expects to grow earnings per share by achieving operating leverage. CBIZ believes it can achieve operating leverage by improving productivity while growing revenue. Operating leverage opportunities include managing general and administrative infrastructure costs and other costs that are fixed or may increase at rates slower than revenue growth.

Cash Flows and Capital Resources

CBIZ’s strategy is to utilize capital resources for strategic initiatives that will optimize shareholder return. The highest priority for the utilization of capital is focused on strategic acquisitions. CBIZ also believes that repurchasing shares of its common stock is a use of cash that provides shareholder value. Accordingly, CBIZ has historically adopted a repurchase plan annually and continually evaluates share repurchase opportunities. CBIZ may repurchase shares of its common stock when, after assessing capital needed to fund acquisitions and seasonal working capital needs, capital resources are available and such repurchases are accretive to stockholders.

Business Services

CBIZ delivers its integrated services through four operating practice groups. A general description of services provided by practice group is provided in the table below.

Financial Services	Employee Services	MMP	National Practices

• Accounting • Tax • Financial Advisory • Valuation • Litigation Support • Internal Audit • Family Office Services • Corporate Recovery • Real Estate Advisory

• Employee Benefits

• Property & Casualty

• Retirement Plan Services

• Payroll Services

• Life Insurance

• Human Capital Services

• Compensation Consulting

• Executive Recruiting

• Actuarial Services

• Risk Management

		• Coding and Billing • Accounts Receivable Management • Full Practice Management Services	• Managed Networking and Hardware Services • Health Care Consulting • Mergers & Acquisitions

Practice Groups

Revenue by practice group for the years ended December 31, 2011, 2010 and 2009, is provided in the table below (in thousands):

	Year Ended December 31,
	2011		2010		2009
Financial Services	$391,232	53.3%	$380,130	52.1%	$377,341	51.2%
Employee Services(1)	171,205	23.4%	174,097	23.8%	170,846	23.2%
MMP	141,046	19.2%	148,425	20.3%	160,632	21.8%
National Practices	30,322	4.1%	27,749	3.8%	27,968	3.8%

Total CBIZ	$733,805	100.0%	$730,401	100.0%	$736,787	100.0%

(1)	Effective January 1, 2011, CBIZ sold its individual wealth management business. During the years ended December 31, 2010 and 2009, revenue from the individual wealth management business that was reported in the Employee Services practice group was $6.6 million and $7.4 million, respectively.

A discussion of CBIZ’s practice groups and certain external relationships and regulatory factors that currently impact those practice groups are provided below. See Note 22 of the accompanying consolidated financial statements for further discussion of CBIZ’s practice groups.

Financial Services

The Financial Services practice group is divided into a Financial Services division, which represents the various accounting units spread geographically throughout the United States that provide their services regionally, and a National Services division consisting of those units that provide their specialty services nationwide. Both the Financial Services and National Services divisions report either directly to the Chief Operating Officer of Financial Services or to the President of Financial Services. The President of Financial Services reports to CBIZ’s President and Chief Operating Officer.

Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and administrative service agreements (“ASAs”) with independent licensed Certified Public Accounting (“CPA”) firms under which audit and attest services may be provided to CBIZ’s clients by such CPA firms. These firms are owned by licensed CPAs, a vast majority of whom are also employed by CBIZ subsidiaries. Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and totaled approximately $109.1 million, $110.1 million, and $108.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which CBIZ has contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, CBIZ does not hold any financial interest in an SEC-reporting attest client of an associated CPA firm, enter into any business relationship with an SEC-reporting attest client that the CPA firm performing an audit could not maintain, or sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not maintain, under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. Applicable professional standards generally permit CBIZ to provide additional services to privately-held companies in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. CBIZ and the CPA firms with which CBIZ is associated have implemented policies and procedures designed to enable the Company to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by CBIZ on its relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the Sarbanes-Oxley Act independence limitations do not, and are not expected to, materially affect CBIZ revenues.

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

At December 31, 2011, CBIZ maintained ASAs with four CPA firms. Most of the members and/or stockholders of the CPA firms are also CBIZ employees, and CBIZ renders services to the CPA firms as an independent contractor. CBIZ’s primary ASA is with Mayer Hoffman McCann, P.C. (“MHM P.C.”), an independent national CPA firm headquartered in Kansas City, Kansas. MHM P.C. has 291 stockholders, a vast majority of whom are also employees of CBIZ. MHM maintains a nine member Board of Directors. There are no board members of MHM P.C. who hold senior officer positions at CBIZ. CBIZ’s association with MHM P.C. offers clients access to the multi-state resources and expertise of a national CPA firm.

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

CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of its performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2011, 2010 and 2009 were less than 2% of consolidated CBIZ revenue for the respective periods.

Medical Management Professionals

MMP provides billing and coding services, as well as full-practice management services for hospital-based physicians primarily in the practice of radiology, emergency medicine, anesthesiology and pathology. MMP has a President who reports to CBIZ’s Chief Executive Officer. MMP’s President is supported by an executive management team which oversees MMP’s operating units along functional and product lines. Four of the five MMP operating units are organized into geographic regions representing the East, Great Lakes, South and West regions of the United States and the fifth unit is dedicated to Emergency Medicine billing. Each unit is managed by a two person management team focused on operations and finance.

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

•

Sales/sales management process development:    CBIZ continues to enhance an accountable business development culture with several initiatives including enhanced management visibility, analytics and forecasting through Salesforce.com and the implementation of performance management scorecards and business development pipeline reports. Together, these initiatives have helped create a more effective, efficient and successful sales management process throughout the Company.

Beginning in 2010, CBIZ’s focus has been on marketing strategies that specifically support each of the Company’s major practice areas: Financial Services, Employee Services and MMP. In each of these segments, emphasis has been put on marketing technology that has the highest and most measurable return on investment, including enhanced targeted email campaigns, webinars, and an improved web presence.

In 2012, CBIZ launched an aggressive initiative to build relationships and reputation through social media. Beginning with comprehensive training and support for LinkedIn, CBIZ’s social media efforts have expanded to include programs on Facebook, Twitter, Google+, YouTube and social sharing sites such as Slideshare and Scrib’d.

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

CBIZ’s clients come from a large variety of industries and markets, with the Company targeting mid-sized companies that have between 100 and 2,000 employees and annual revenues between $5 million and $200 million. CBIZ’s largest client, Edward Jones, contributed less than 3% of CBIZ’s consolidated revenue in 2011, and is included in the National Practices operating practice group. Management believes that its client diversity helps insulate CBIZ from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for services provided by CBIZ. See Note 22 of the accompanying consolidated financial statements for information regarding revenue attributable to the geographic areas where CBIZ operates.

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

Acquisitions and Divestitures

CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that expand its market position and strengthen its existing service offerings. During the year ended December 31, 2011, CBIZ acquired four businesses: Thompson Dunavant PLC, Gresham Smith LLC, Multiple Benefit Services, Inc. (“MBS”), and Atlantic MDR, LLC (d/b/a Advantage Benefit Planning) (“ABP”).

Thompson Dunavant PLC is an accounting and financial services firm located in Memphis, Tennessee and provides tax and financial consulting services to a number of clients ranging from small closely-held companies to large multi-national businesses. Gresham Smith LLC is an accounting and tax firm based in St. Louis, Missouri and provides accounting and tax services to individuals and small businesses. Annual revenues for Thompson Dunavant PLC and Gresham Smith LLC are estimated to be approximately $15.7 million and $1.2 million, respectively. Both Thompson Dunavant PLC and Gresham Smith LLC are reported in the Financial Services practice group.

MBS is an employee benefits consulting firm located in Atlanta, Georgia and provides employee benefit consulting and support services to both small and large companies. ABP is located in Pleasantville, New Jersey and provides employee benefit and retirement plan consulting and services to a variety of clients. Annual revenues for MBS and ABP are estimated to be approximately $3.5 million and $0.9 million, respectively. The acquisitions of MBS and ABP are reported in the Employee Services practice group.

In addition to the business acquisitions discussed above, CBIZ acquired a client list in the actuarial and retirement plan consulting business. Annual revenue is estimated to be approximately $1.2 million and is being reported in the Employee Services practice group.

On January 1, 2011, CBIZ sold its individual wealth management business and recorded a $2.3 million gain which is reflected in “Gain on sale of operations, net” on the consolidated statement of operations. Revenues associated with this business approximated $6.6 million for the year ended December 31, 2010 and were reported in the Employee Services practice group. Based on the provisions of the sales agreement, CBIZ expects to record an additional gain of approximately $2.5 million during the first quarter of 2012 which is contingent on the value of the client list retained by the purchaser as of January 1, 2012.

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

Employees

At December 31, 2011, CBIZ employed approximately 5,100 employees. CBIZ believes that it has a good relationship with its employees. A large number of the Company’s employees hold professional licenses or degrees. As a professional services company that differentiates itself from competitors through the quality and diversity of its service offerings, CBIZ believes that its employees are its most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of its employees.

Seasonality

A disproportionately large amount of CBIZ’s revenue occurs in the first half of the year. This is due primarily to accounting and tax services provided by the Company’s Financial Services practice group, which is subject to seasonality related to heavy volume in the first four months of the year. CBIZ’s Financial Services group generated more than 40% of its revenue in the first four months of each of the past five years. In addition, more than 50% of the Company’s annual earnings per share have been earned during the first quarter of each of the past five years. Like most professional service companies, most of CBIZ’s operating costs are relatively fixed in the short term, which generally results in higher operating margins in the first half of the year.

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

A substantial majority of our operating expenses such as personnel and related costs and occupancy costs, are relatively fixed in the short term. As a result, we may not be able to quickly reduce costs in response to any decrease in revenue. This factor could cause our quarterly results to be lower than expectations of securities analysts and stockholders, which could result in a decline in the price of our common stock.

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

There can be no assurance that following the policies and procedures implemented by us and the attest firms will enable us and the attest firms to avoid circumstances that would cause us and them to lack independence from an SEC-reporting attest client; nor can there be any assurance that state, U.S. Government Accountability Office or U.S. Department Of Labor accountancy authorities will not impose additional restrictions on the profession. To the extent that licensed CPA firms for whom we provide administrative and other services are affected, we may experience a decline in fee revenue from these businesses as well. To date, revenues derived from providing services in connection with attestation engagements of the attest firms performed for SEC-reporting clients have not been material.

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

Certain liabilities resulting from acquisitions are estimated and could lead to a material non-cash impact on earnings.

Through its acquisition activities, CBIZ records liabilities for estimated future contingent earnout payments. These liabilities are reviewed quarterly and changes in assumptions used to determine the amount of the liability could lead to a non-cash adjustment that may have a material impact, favorable or unfavorable, on the consolidated statements of operations.

Governmental regulations and interpretations are subject to changes which could have a material adverse effect on revenue.

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

Our medical management business is typically paid a portion of the revenue collected on behalf of our clients who are hospital-based physician practices primarily in the fields of radiology, emergency medicine, anesthesiology and pathology. Changes in the healthcare environment, including new health care legislation, that affect the volume of procedures performed by our clients, or that affect the reimbursement rates for procedures performed by our clients, will impact our revenue and could adversely impact margins in this business. Revenue and margins in this business could also be adversely impacted if our clients lose their hospital contracts as a result of hospital consolidations or other reasons.

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

Our employee benefits business, specifically our group health consulting and brokerage businesses, receives commissions for brokering employer-sponsored healthcare policies with insurance carriers on behalf of the client. In many cases, these commissions consist of a ratable portion of the insurance premiums on those policies, based upon a sliding scale pertaining to the dollar volume of premiums and/or the number of participants in the plan.

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

Higher rates of unemployment in the U.S. could result in a general reduction in the number of individuals with employer-sponsored health care coverage. A reduction in the number of individuals with employer-provided health care coverage could result in a reduction in the volume of elective medical procedures performed by the hospital-based physician practices served by our medical management business, which could have an adverse impact on revenues and margins in this business. Also, higher rates of unemployment in the U.S. could result in a general reduction in the number of individuals with employer-sponsored health care coverage. This decline in employee participation in healthcare insurance plans at our clients could result in a reduction in the commissions we receive from insurance carriers for our brokerage services, which could have an adverse impact on revenues and margins in this business.

We are subject to risks relating to processing customer transactions for our payroll, medical practice management, and other transaction processing businesses.

The high volume of client funds and data processed by us, or by our out-sourced resources abroad, in our transaction related businesses entails risks for which we may be held liable if the accuracy or timeliness of the transactions processed is not correct. In addition, related to our payroll and employee benefits businesses, we store personal information about some of our clients and their employees for which we may be liable under the Health Insurance Portability and Accountability Act or other governmental regulations if the security of this information is breached. We could incur significant legal expense to defend any claims against us, even those claims without merit. While we carry insurance against these potential liabilities, we cannot be certain that circumstances surrounding such an error or breach of security would be entirely reimbursed through insurance coverage. We believe we have controls and procedures in place to address our fiduciary responsibility and mitigate these risks. However, if we are not successful in managing these risks, our business, financial condition and results of operations may be harmed.

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

The future issuance of additional shares could adversely affect the price of our common stock.

Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares, and have approximately 50.1 million shares outstanding at February 29, 2012. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for periods up to two years, and as of February 29, 2012, approximately 0.7 million shares of common stock were under lock-up contractual restrictions that expire by February 2013. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.

In 2006, the Company issued $100.0 million of 3.125% Convertible Senior Subordinated Notes due 2026 (the “2006 Notes”). During 2010 and 2011, $99.3 million of the 2006 Notes were retired by CBIZ, leaving $0.7 million outstanding as of December 31, 2011. Although the Company cannot at this time determine the number of shares of common stock it will issue upon conversion of the 2006 Notes, if any, the number of shares of common stock will be calculated as defined in the indenture agreements with U.S. Bank National Association as trustee. In addition, in September 2010, CBIZ issued $130.0 million of 4.875% Convertible Senior Subordinated Notes due 2014 (the “2010 Notes”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company cannot at this time determine the number of shares of common stock it will issue upon conversion of these notes, although the number of shares of common stock it will issue, if any, will be calculated as defined in the indenture agreements with U.S. Bank National Association as trustee.

Our principal stockholders may have substantial control over our operations.

At December 31, 2011, the stockholders identified below beneficially owned (within the meaning of Rule 13d-3 of the Exchange Act) the following aggregate amounts and percentages of our common stock:

	Number of Shares (in millions)	% of CBIZ’s Outstanding Common Stock
Westbury (Bermuda) Ltd	7.7	15.4%
FMR LLC	6.2	12.5%
Sarbit Advisory Service, Inc	3.5	6.9%
Lombardia Capital Partners LLC	2.7	5.4%
P2 Capital Partners LLC	2.4	4.8%
Cardinal Capital Management LLC	2.3	4.7%
BlackRock Fund Advisors	2.3	4.5%
Vanguard Group Inc	2.2	4.3%
Investment Counselors of Maryland LLC	2.0	4.0%
Dimensional Fund Advisors, Inc	2.0	3.9%
CBIZ Executive Officers and Directors	5.1	10.2%

The foregoing as a group	38.4	76.6%

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

At December 31, 2011, our debt consisted of $145.0 million in principal amount outstanding under our credit facility and $130.8 million principal amount outstanding under our convertible notes. Our debt requires us to dedicate a significant portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior credit facility in an amount sufficient to enable us to fund our other liquidity needs.

Terms of our credit facility may adversely affect our ability to run our business and/or reduce shareholder returns.

The terms of our credit facility, as well as the guarantees of our subsidiaries, could impair our ability to operate our business effectively and may limit our ability to take advantage of business opportunities. For example, our credit facility may:

•	restrict our ability to repurchase or redeem our capital stock or debt, or merge or consolidate with another entity;

•	limit our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes;

•	limit our ability to dispose of our assets, create liens on our assets, to extend credit or to issue dividends to our stockholders; and

•	make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business and economic conditions.

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

We are reliant on information processing systems and any failure of these systems could have a material adverse effect on our business, financial condition and results of operations.

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

CBIZ acquired four businesses and one client list during 2011. Targeted acquisitions are part of our growth strategy and it is our intention to selectively acquire businesses or client lists that are complementary to existing service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. As discussed above, there are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

CBIZ’s corporate headquarters is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. CBIZ and its subsidiaries lease more than 130 offices in 37 states, and one in Toronto, Canada. Some of CBIZ’s properties are subject to liens securing payment of indebtedness of CBIZ and its subsidiaries. CBIZ believes that its current facilities are sufficient for its current needs.

Item 3.    Legal Proceedings.

In May, June, July, August and September of 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the United States District Court for the District of Arizona (Robert Facciola, et al v. Greenberg Traurig LLP, et al.) and in the Superior Court for Maricopa County Arizona (Victims Recovery, LLC v. Greenberg Traurig LLP, et al.; Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al.; Mary Marsh, et al v. Greenberg Traurig LLP, et al.; and ML Liquidating Trust v. Mayer Hoffman McCann PC, et al.), respectively. The Maricopa County cases were removed to the United States District Court or Bankruptcy Court and all, have since been remanded to the Superior Court for Maricopa County. Additionally, in November 2009, CBIZ MHM, LLC was named as a defendant in the United States District Court for the District of Arizona (Jeffery C. Stone v. Greenberg Traurig LLP, et al.). The Stone case has been voluntarily dismissed by the plaintiff in that matter.

These matters arise out of the bankruptcy proceedings related to Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company are also defendants in these lawsuits. The motion phase of these proceedings has commenced.

The plaintiffs, except for those in the Stone and ML Liquidating Trust cases, are all alleged to have directly or indirectly invested in real estate mortgages through Mortgages Ltd. The Victims Recovery, Ashkenazi and Marsh plaintiffs seek monetary damages equivalent to the amounts of their investments. The plaintiff in the ML Liquidating Trust matter asserts errors and omissions and breach of contract claims, and is seeking monetary damages. The plaintiffs in these suits also seek pre- and post-judgment interest, punitive damages and attorneys’ fees.

Mortgages Ltd. had been audited by Mayer Hoffman McCann PC (“Mayer Hoffman”), a CPA firm which has an administrative services agreement with CBIZ. The claims against the CBIZ Parties seek to impose auditor-type liabilities upon the Company for audits it did not conduct. Specific claims include securities fraud, common law fraud, negligent misrepresentation, Arizona Investment Management Act violations, control-person liability, aiding and abetting and conspiracy. CBIZ is not a CPA firm, does not provide audits, and did not audit any of the entities at issue in these lawsuits.

In June 2011 the Facciola court, in which the plaintiffs were seeking to certify a class of all Mortgages Ltd. investors, granted the motions to dismiss filed by the CBIZ Parties and Mayer Hoffman. After that dismissal order, the plaintiffs’ moved the court to amend their complaint in an attempt to state a claim against the CBIZ Parties and Mayer Hoffman. In November 2011, the Facciola court denied the plaintiffs’ request to amend the complaint as to the CBIZ Parties and Mayer Hoffman. The Facciola case is now proceeding only against the remaining defendants.

The CBIZ Parties deny all allegations of wrongdoing made against them in these actions and are vigorously defending the proceedings. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

In January 2012 the CBIZ Parties were added as defendants to a lawsuit filed in the Superior Court of California for Orange County, (Signature Financial Group, Inc., et al, v. Mayer Hoffman McCann, P.C., et al). This lawsuit arises out a review of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009 Medical Capital was sued by the SEC and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are financial advisors that sold Medical Capital investments to their clients. Those plaintiffs were sued by their clients for losses related to Medical Capital and now seek to recover damages from the CBIZ Parties and Mayer Hoffman for the losses and expenses they incurred in litigation with their respective clients and lost profits. The Signature lawsuit seeks to impose auditor-type liabilities upon the CBIZ Parties for attest services they did not conduct. Specific claims include fraud, intentional misrepresentation and concealment; negligent misrepresentation; equitable indemnity; declaratory relief and respondeat superior.

The CBIZ Parties deny all allegations of wrongdoing made against them in the Signature lawsuit and are vigorously defending the proceeding. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

In addition to those items disclosed above, the Company is, from time to time, subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

CBIZ’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “CBZ”. The table below sets forth the range of high and low sales prices for CBIZ’s common stock as reported on the NYSE for the periods indicated.

	2011		2010
	High	Low	High	Low
First quarter	$7.30	$6.17	$7.84	$6.09
Second quarter	$7.75	$6.92	$7.53	$6.27
Third quarter	$7.73	$6.11	$6.78	$5.20
Fourth quarter	$7.07	$5.27	$6.50	$5.22

On December 31, 2011, the last reported sale price of CBIZ’s common stock as reported on the NYSE was $6.11 per share. As of February 29, 2012, CBIZ had approximately 2,100 holders of record of its common stock, and the last sale of CBIZ’s common stock as of that date was $6.50.

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

On December 31, 2011, approximately 251,100 shares of CBIZ common stock became issuable as contingent consideration owed to former owners of businesses that were acquired by CBIZ.

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

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 22, 2012, February 10, 2011 and February 11, 2010, CBIZ’s Board of Directors authorized Share Repurchase Plans, each of which authorized the purchase of up to 5.0 million shares of CBIZ common stock. Each Share Repurchase Plan is effective beginning April 1 of the respective plan year, and each expires one year from the respective effective date. The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

Pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest shareholder, Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote, CBIZ purchased an option for $5.0 million, which expires on September 30, 2013, to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury.

During the year ended December 31, 2011, CBIZ repurchased 1.4 million shares under the share repurchase programs at an aggregate cost (including fees and commissions) of $8.9 million.

Shares repurchases during the fourth quarter of 2011 (reported on a trade date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Fourth Quarter Purchases(1)	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan(3)
October 1 — October 31, 2011	105	$6.41	105	3,790
November 1 — November 30, 2011	146	$5.83	146	3,644
December 1 — December 31, 2011	—	—	—	3,644

Total fourth quarter purchases	251	$6.07	251

(1)	CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.

(2)	Average price paid per share includes fees and commissions.

(3)	Calculated under the share repurchase plan expiring March 31, 2012.

Performance Graph

The following graph compares the cumulative 5-year total return to stockholders on CBIZ, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index, the Russell 2000 index and a customized peer group of six companies that includes: Brown & Brown Inc, H & R Block Inc, National Financial Partners Corp., Paychex Inc, Resources Connection Inc and Towers Watson & Company. The graph tracks the performance of a $100 investment in CBIZ common stock, in each index and in the peer group (with the reinvestment of all dividends) from December 31, 2006 to December 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CBIZ, Inc., the S&P 500 Index, the Russell 2000 Index,

and a Peer Group

*$100	invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/2006	12/2007	12/2008	12/2009	12/2010	12/2011
CBIZ, Inc.	$100.00	$140.75	$124.10	$110.47	$ 89.53	$ 87.66
S&P 500	$100.00	$105.49	$ 66.46	$ 84.05	$ 96.71	$ 98.75
Russell 2000	$100.00	$ 98.43	$ 65.18	$ 82.89	$105.14	$100.75
Peer Group	$100.00	$ 89.58	$ 77.46	$ 85.44	$ 79.81	$ 85.69

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

	Year Ended December 31,
	2011	2010(1)	2009(1)	2008(1)	2007(1)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$733,805	$730,401	$736,787	$682,459	$616,339
Operating expenses	643,867	644,335	648,409	584,403	537,401

Gross margin	89,938	86,066	88,378	98,056	78,938
Corporate general and administrative expenses	31,985	29,584	30,722	28,691	29,437

Operating income	57,953	56,482	57,656	69,365	49,501
Other income (expense):
Interest expense	(17,355)	(15,308)	(13,392)	(10,786)	(9,038)
Gain on sale of operations, net	2,920	466	989	745	144
Other income (expense), net(2)	3,449	3,532	6,622	(7,618)	10,586

Total other (expense) income	(10,986)	(11,310)	(5,781)	(17,659)	1,692
Income from continuing operations before income tax expense	46,967	45,172	51,875	51,706	51,193
Income tax expense	18,383	17,017	19,823	19,768	20,789

Income from continuing operations	28,584	28,155	32,052	31,938	30,404
Loss from operations of discontinued operations, net of tax	(591)	(2,668)	(866)	(1,266)	(1,477)
Gain (loss) on disposal of discontinued operations, net of tax	14	(973)	210	(268)	3,882

Net income	$28,007	$24,514	$31,396	$30,404	$32,809

Basic weighted average common shares	49,328	57,692	61,200	61,839	65,061
Diluted weighted average common shares	49,599	58,193	61,859	62,572	66,356
Diluted earnings per share:
Continuing operations	$0.58	$0.48	$0.52	$0.51	$0.46
Net income	$0.56	$0.42	$0.51	$0.49	$0.49
Other Data:
Total assets	$812,357	$756,299	$713,098	$699,868	$574,078
Long-term debt(3)	$265,527	$235,663	$203,848	$215,040	$116,990
Total liabilities	$552,199	$526,627	$442,480	$456,993	$337,762
Total stockholders’ equity	$260,158	$229,672	$270,618	$241,599	$234,726
Adjusted EBITDA(4)	$81,747	$82,342	$84,774	$75,863	$66,155

(1)	Amounts for 2010, 2009, 2008 and 2007 have been reclassified to conform to the current year presentation, including the impact of a business that was classified as a discontinued operation during 2011.

(2)	Other income (expense), net includes gains or losses attributable to assets held in the Company’s deferred compensation plan which totaled a (loss) gain of ($0.4) million, $3.7 million, $5.5 million, ($7.6) million, and $1.3 million for 2011, 2010, 2009, 2008, and 2007, respectively. These gains or losses do not impact “income from continuing operations” as they are directly offset by compensation to the Plan participants. During 2011 and 2010, CBIZ recorded other income of $3.5 million and $1.5 million, respectively, related to decreases in the fair value of contingent consideration related to CBIZ’s prior acquisitions. During 2010, CBIZ recorded a $2.0 million loss in other income (expense), net from the early retirement of $60 million face value of its convertible senior subordinated notes that were issued in 2006. In addition, CBIZ sold its investment in Albridge Solutions, Inc., which resulted in a pre-tax gain of $0.8 million and $7.3 million for the years ended December 31, 2008 and 2007, respectively. Other income (expense), net for 2008 also includes an impairment charge of $2.3 million related to the Company’s investment in an auction rate security.

(3)	Represents bank debt, the long-term portion of convertible notes, and the long-term portion of notes payable, which are reported in “other non-current liabilities” in CBIZ’s consolidated balance sheets.

(4)	Adjusted EBITDA represents income from continuing operations before income tax expense, interest expense, gain on sale of operations, net, and depreciation and amortization expense. Adjusted EBITDA for 2010 also excludes the loss resulting from the retirement of $60 million of its convertible senior subordinated notes, and adjusted EBITDA for 2008 and 2007 excludes gains related to the sale of a long-term investment. See note (2) above for a description of these items. The Company has included Adjusted EBITDA because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to service debt. Adjusted EBITDA should not be regarded as an alternative or replacement to any measurement of performance under generally accepted accounting principles.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at December 31, 2011 and 2010, and results of operations and cash flows for each of the years ended December 31, 2011, 2010 and 2009. This discussion should be read in conjunction with CBIZ’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Executive Summary

Revenue for the year ended December 31, 2011 increased by 0.5% to $733.8 million from $730.4 million for the comparable period in 2010. The revenue increase is attributable to newly acquired operations, net of divestitures, resulting in an increase of $13.1 million, or 1.8%, offset by declines in same unit revenue of $9.7 million, or 1.3%.

Earnings per share from continuing operations were $0.58 per diluted share for the year ended December 31, 2011 compared to $0.48 per share for the year ended December 31, 2010. Earnings per share for the year ended December 31, 2011 include a gain of approximately $0.02 per diluted share related to the divestiture of the wealth management business, and a favorable adjustment of approximately $0.04 per diluted share related to decreases in the fair value of contingent consideration payable related to prior acquisitions. For the year ended December 30, 2010, earnings per share included a charge of $0.02 per diluted share for lease restructuring activities in connection with the acquisition of Goldstein Lewin & Company in Boca Raton, Florida, a charge of $0.02 per diluted share related to the $2.0 million loss recorded in connection with the early redemption of the Company’s 2006 Notes, and a favorable adjustment of $0.02 per diluted share related to decreases in the fair value of contingent consideration payable related to prior acquisitions.

Cash earnings per diluted share were $1.10, $1.03 and $0.99 for the years ended December 31, 2011, 2010 and 2009, respectively. CBIZ believes cash earnings per diluted share more clearly illustrates the impact of certain non-cash charges to income from continuing operations and is a useful measure for the Company and its analysts. Cash earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”), otherwise known as a non-GAAP measure. As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the twelve months ended December 31, 2011, 2010 and 2009 are provided in the “Results of Operations — Continuing Operations” section that follows.

During the year ended December 31, 2011, CBIZ acquired four businesses: Thompson Dunavant PLC, Gresham Smith LLC, Multiple Benefit Services, Inc. (“MBS”), and Atlantic MDR, LLC (d/b/a Advantage Benefit Planning) (“ABP”). Thompson Dunavant PLC is an accounting and financial services firm located in Memphis, Tennessee and provides tax and financial consulting services to a number of clients ranging from small closely-held companies to large multi-national businesses. Gresham Smith LLC is an accounting and tax firm based in St. Louis, Missouri and provides accounting and tax services to individuals and small businesses. Future annual revenues for Thompson Dunavant PLC and Gresham Smith LLC are estimated to be approximately $15.7 million and $1.2 million, respectively. Both Thompson Dunavant PLC and Gresham Smith LLC are reported in the Financial Services practice group. MBS is an employee benefits consulting firm located in Atlanta, Georgia and provides employee benefit consulting and support services to both small and large companies. ABP is located in Pleasantville, New Jersey and provides employee benefit and retirement plan consulting and services to variety of clients. Future annual revenues for MBS and ABP are estimated to be approximately $3.5 million and $0.9 million, respectively. The acquisitions of MBS and ABP are reported in the Employee Services practice group. In addition to the business acquisitions, CBIZ acquired a client list in the actuarial and retirement plan consulting business. The client list is reported in the Employee Services practice group.

On January 1, 2011, CBIZ sold its individual wealth management business and recorded a $2.3 million gain. This sale transaction was recorded as a divestiture as it did not meet the specific requirements to be treated as a discontinued operation. Therefore, the annual revenues for 2010 of approximately $6.6 million associated with this business have been excluded from the same store revenues when compared to 2011. This business was formerly reported in the Employee Services practice group. Based on the provisions of the sales agreement, CBIZ expects to record an additional gain of approximately $2.5 million in the first quarter of 2012 contingent on the value of the client list retained by the purchaser as of January 1, 2012.

On June 1, 2011, the holders of CBIZ’s 2006 Notes provided notice to the Company to redeem $39.3 million of the outstanding $40.0 million 2006 Notes. The 2006 Notes were settled in cash for the principal amount and any accrued and unpaid interest. The remaining $750,000 of 2006 Notes may be redeemed by CBIZ at any time until the due date of June 1, 2026. The holders of the remaining 2006 Notes have the right to require CBIZ to repurchase their 2006 Notes on June 1, 2016 and June 1, 2021 for 100% of the principal plus any accrued interest.

In April 2011, CBIZ amended its credit facility to extend the maturity date one year to June 2015, reduce interest on outstanding balances, reduce commitment fees on the unused amount of credit, and adjust the leverage ratio limits to provide CBIZ with more flexibility.

CBIZ believes that repurchasing shares of its common stock is a use of cash that provides value to its stockholders. CBIZ purchased approximately 1.4 million shares of its common stock under this plan at a total cost of approximately $9.5 million during the year ended December 31, 2011. On February 22, 2012, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2013. The shares may be repurchased in the open market or through privately negotiated purchases in accordance with SEC rules.

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

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2010, revenue for the period January 1, 2011 through June 30, 2011 would be reported as revenue from acquired businesses; same-unit revenue would include revenue for the periods July 1 through December 31 of both years. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations. Those businesses that have met the requirements to be treated as a discontinued operation are eliminated from all periods presented below.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

The following table summarizes total revenue for the years ended December 31, 2011 and 2010 (in thousands, except percentages):

	Year Ended December 31,
	2011	2010	$ Change	% Change
Same-unit revenue
Financial Services	$374,784	$380,130	$(5,346)	(1.4)%
Employee Services	167,953	167,510	443	0.3%
MMP	141,046	148,425	(7,379)	(5.0)%
National Practices	30,322	27,749	2,573	9.3%

Total same-unit revenue	714,105	723,814	(9,709)	(1.3)%
Acquired businesses	19,702	—	19,702
Divested operations	(2)	6,587	(6,589)

Total revenue	$733,805	$730,401	$3,404	0.5%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — Operating expenses decreased to $643.9 million for the year ended December 31, 2011 from $644.3 for the comparable period in 2010, and decreased as a percentage of revenue to 87.7% for the year ended December 31, 2011 from 88.2% for the comparable period in 2010. The majority of CBIZ’s operating costs are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth and generally declines as revenue contracts. The primary components of operating expenses for the years ended December 31, 2011 and 2010 are illustrated in the following table:

	2011		2010		Change in % of Revenue
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue
Personnel costs	74.0%	64.9%	74.3%	65.5%	(0.6)%
Occupancy costs	6.9%	6.1%	7.1%	6.2%	(0.1)%
Depreciation and amortization	3.1%	2.7%	3.1%	2.7%	—
Travel and related costs	3.2%	2.8%	2.8%	2.5%	0.3%
Professional fees	2.0%	1.8%	2.0%	1.7%	0.1%
Other(1)	10.9%	9.5%	10.2%	9.2%	0.3%

Subtotal	100.1%	87.8%	99.5%	87.8%	—
Deferred compensation costs	(0.1)%	(0.1)%	0.5%	0.4%	(0.5)%

Total operating expenses	100.0%	87.7%	100.0%	88.2%	(0.5)%

Gross margin		12.3%		11.8%	0.5%

(1)	Other operating expenses include office expense, equipment costs, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

Personnel costs as a percentage of revenue decreased 0.6% to 64.9% for the year ended December 31, 2011 compared to the same period in 2010. The decrease in personnel costs as a percentage of revenue was primarily the result of a 0.6% decrease in salaries and wages. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”. The increase in travel and related costs as a percentage of revenue was primarily due to increased client development and retention efforts and an increase in professional staff training. The decrease in deferred compensation costs of 0.5% resulted from adjustments to the fair value of investments held in the deferred compensation plan. The adjustments to the fair value of investments held in relation to the deferred compensation plan totaled a loss of $0.7 million and a gain of $3.2 million for the years ended December 31, 2011 and 2010, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to “other income, net”, and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups.

Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses increased by $2.4 million to $32.0 million for the year ended December 31, 2011, from $29.6 million for the comparable period of 2010, and increased as a percent of revenue by 0.3% to 4.4% for the year ended December 31, 2011. The primary components of corporate general and administrative expenses for the years ended December 31, 2011 and 2010 are illustrated in the following table:

	2011		2010		Change in % of Revenue
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue
Personnel costs	52.7%	2.3%	53.0%	2.1%	0.2%
Professional services	14.6%	0.6%	15.7%	0.6%	—
Legal settlement costs	7.1%	0.3%	2.3%	0.1%	0.2%
Computer costs	5.4%	0.2%	5.4%	0.2%	—
Travel and related costs	4.0%	0.2%	3.3%	0.1%	0.1%
Occupancy costs	2.5%	0.1%	3.9%	0.2%	(0.1)%
Depreciation and amortization	1.1%	—	1.3%	0.1%	(0.1)%
Other(1)	11.5%	0.7%	13.3%	0.6%	0.1%

Subtotal	98.9%	4.4%	98.2%	4.0%	0.4%
Deferred compensation costs	1.1%	—	1.8%	0.1%	(0.1)%

Total corporate general and administrative expenses	100.0%	4.4%	100.0%	4.1%	0.3%

(1)	Other corporate general and administrative expenses include office expenses, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate G&A expenses.

The increase in G&A expenses as a percentage of revenue attributable to personnel costs is primarily due to an increase in incentive based compensation and stock based compensation. The 0.2% increase in legal settlement costs as a percentage of revenue for the year ended December 31, 2011 compared to the same period in 2010 was primarily due to the combination of higher than normal legal settlement costs incurred during 2011 compared to lower than normal legal settlement costs during 2010, partially due to the Company receiving a $1.0 million favorable settlement in 2010.

Interest expense — Interest expense increased by $2.1 million to $17.4 million for the year ended December 31, 2011 from $15.3 million for the comparable period in 2010. The increase in interest expense is a result of three components: an increase of $7.1 million related to the $130 million of Convertible Senior Subordinated Notes that were issued in June 2010 (“2010 Notes”), a decrease of $5.3 million from the retirement of $99.3 million of 2006 Notes, and an increase of $0.3 million related to the credit facility. For discussion on the convertible senior subordinated notes, see Note 8 in the accompanying consolidated financial statements. Regarding the credit facility, the $0.3 million increase in interest expense was due to an increase in the average debt outstanding, partially offset by a decrease in the average interest rates. Average debt outstanding under the credit facility was $142.8 million and $126.0 million and weighted average interest rates were 3.27% and 3.66% for the years ended December 31, 2011 and 2010, respectively. Debt is further discussed under “Liquidity and Capital Resources” and in Note 8 of the accompanying consolidated financial statements.

Gain on sale of operations, net — The gain on sale of operations, net was $2.9 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively. The increase was primarily due to the $2.3 million gain recognized from the sale of the Company’s individual wealth management business in the first quarter of 2011. The operating results of the individual wealth management business were included in the Employee Services practice group.

Other income, net — Other income, net is primarily comprised of adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, interest income, gains and losses on sales of assets, and other miscellaneous income and expenses such as contingent royalties from previous divestitures and adjustments to contingencies related to previous acquisitions. Adjustments to the fair value of investments related to the deferred compensation plan do not impact CBIZ’s net income as they are offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of operations). Other income, net for the year ended December 31, 2011 primarily consists of adjustments to the fair value of the Company’s contingent liability related to prior acquisitions which resulted in other income of $3.5 million and interest income of $0.2 million. The adjustment to the contingent liability and interest income was partially offset by a $0.4 million loss in the fair value of investments related to the deferred compensation plan and a reserve of $0.4 million established on a note receivable. Other income, net for the year ended December 31, 2010 primarily consisted of a $3.7 million gain in the fair value of investments related to the deferred compensation plan, an adjustment to the Company’s contingent liability related to prior acquisitions which resulted in other income of $1.4 million, and interest income of $0.4 million. The deferred compensation gain, adjustment to the contingent liability, and interest income were partially offset by a $2.0 million charge on the early retirement of $60 million of CBIZ’s convertible senior subordinated notes that were issued in 2006 and a $0.3 million impairment charge related to an investment in auction rate securities.

Income Taxes — CBIZ recorded income tax expense from continuing operations of $18.4 million and $17.0 million for the years ended December 31, 2011 and 2010, respectively. The effective tax rate for the years ended December 31, 2011 and 2010 was 39.1% and 37.7%, respectively. The increase in the effective tax rate for the year ended December 31, 2011 from the comparable period in 2010 primarily relates to increased reversals of estimated tax reserves in 2010 due to the expiration of certain statutes of limitation compared to the same period in 2011. For further discussion regarding income tax expense, see Note 7 to the accompanying consolidated financial statements.

Earnings per share and cash earnings per share — Earnings per share from continuing operations were $0.58 and $0.48 per diluted share for the years ended December 31, 2011 and 2010, respectively. Earnings per share for the year ended December 31, 2011 included a gain of approximately $0.02 per diluted share related to the divestiture of the wealth management business, and a gain of approximately $0.04 per diluted share related to decreases in the fair value of contingent consideration payable related to prior acquisitions. Earnings per share for the year ended December 31, 2010 included a charge of $0.02 per diluted share for lease restructuring activities in connection with the acquisition of Goldstein Lewin & Company in Boca Raton, Florida, a charge of $0.02 per diluted share related to the $2.0 million loss recorded in connection with the early redemption of the Company’s 2006 Notes, and a gain of $0.02 per diluted share related to decreases in the fair value of contingent consideration payable related to prior acquisitions. Cash earnings per share were $1.10 and $1.03 per diluted share for the years ended December 31, 2011 and 2010, respectively. The Company believes cash earnings and cash earnings per diluted share, which are non-GAAP measures, more clearly illustrate the impact of certain non-cash charges to income from continuing operations and are a useful measure for the Company and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

The following is a reconciliation of income from continuing operations to cash earnings from operations and earnings per share from continuing operations to cash earnings per share for the years ended December 31, 2011 and 2010.

CASH EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	TWELVE MONTHS ENDED DECEMBER 31,
	2011	Per Share	2010	Per Share
	(In thousands, except per share data)
Income from continuing operations	$28,584	$0.58	$28,155	$0.48
Selected non-cash charges:
Depreciation and amortization	20,345	0.41	20,332	0.35
Non-cash interest on convertible notes	3,201	0.06	4,210	0.08
Stock-based compensation	5,954	0.12	5,306	0.09
Loss on retirement of convertible bonds	—	—	1,996	0.03
Adjustment to contingent earnouts	(3,467)	(0.07)	(1,449)	(0.02)
Non-cash restructuring charge	—	—	1,231	0.02

Non-cash charges	$26,033	$0.52	$31,626	$0.55

Cash earnings—continuing operations	$54,617	$1.10	$59,781	$1.03

Operating Practice Groups

Financial Services

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$374,784	$380,130	$(5,346)	(1.4)%
Acquired businesses	16,448	—	16,448
Divested operations	—	—	—

Total revenue	391,232	380,130	11,102	2.9%
Operating expenses	337,304	326,412	10,892	3.3%

Gross margin	$53,928	$53,718	$210	0.4%

Gross margin percent	13.8%	14.1%

Same-unit aggregate hours charged to clients declined approximately 5% for the year ended December 31, 2011 compared to the year ended December 31, 2010, which was partially offset by a 1% increase in effective rates realized for services provided for the year ended December 31, 2011 versus the comparable period in 2010. The decline in hours was due to decreased client demand and improved engagement efficiencies. The improvement in rates realized for services provided was due to a modest increase in rates as well as improved engagement efficiencies. Revenue from acquired businesses was a result of the acquisitions of Kirkland, Russ, Murphy, & Tapp (“KRMT”), which occurred on November 1, 2010, Thompson Dunavant PLC, which occurred on August 1, 2011 and to a lesser extent Gresham Smith LLC, which occurred on October 1, 2011.

CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $109.1 million and $110.1 million for the years ended December, 2011 and 2010, respectively, a majority of which is related to services rendered to privately-held clients. The decrease in ASA fees is primarily the result of declines at several units, which offset the acquisitions of the attestation business of KRMT and Thompson Dunavant PLC by affiliated CPA firms.

The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel and related costs which represented 88.4% and 89.6% of total operating expenses for the years ended December 31, 2011 and 2010, respectively. Personnel costs increased $4.4 million for the year ended December 31, 2011 compared to the same period in 2010, and represented 78.4% and 79.6% of total operating expenses for the years ended December 31, 2011 and 2010, respectively. The increase was attributable to $11.6 million associated with the acquisitions of KRMT, Thompson Dunavant PLC and to a lesser extent Gresham Smith LLC, partially offset by a reduction in same-unit personnel costs of $7.3 million. The $7.3 million reduction in same-unit personnel costs was associated primarily with staff reductions at those units that experienced reduced client demand. Personnel costs represented 67.6% and 68.4% of revenue for the years ended December 31, 2011 and 2010, respectively. Occupancy costs are relatively fixed in nature and were $23.7 million for each of the years ended December 31, 2011 and 2010, respectively, and were 6.1% and 6.2% of revenue for the years ended December 31, 2011 and 2010, respectively. Travel and related costs were $10.2 million for the year ended December 31, 2011 compared to $8.7 million in the same period in 2010, and were 2.6% and 2.3% of total revenue for the years ended December 31, 2011 and 2010, respectively. The increase in travel and related costs was due to increased client development and professional staff training efforts.

Gross margin percentage declined to 13.8% for the year ended December 31, 2011 compared to 14.1% in 2010. The decline in gross margin percentage was primarily attributable to higher bad debt expense, travel and related costs, and recruiting costs. Bad debt expense increased to 1.5% of revenue for the year ended December 31, 2011 compared to 1.1% of revenue is the same period in 2010. The increase in bad debt expense in 2011 was related to specific client receivables at several offices and not related to an overall deterioration in the collectability of accounts receivable.

Employee Services

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$167,953	$167,510	$443	0.3%
Acquired businesses	3,254	—	3,254
Divested operations	(2)	6,587	(6,589)

Total revenue	171,205	174,097	(2,892)	(1.7)%
Operating expenses	144,126	144,552	(426)	(0.3)%

Gross margin	$27,079	$29,545	$(2,466)	(8.3)%

Gross margin percent	15.8%	17.0%

The increase in same-unit revenue was primarily attributable to increases in the retirement plan advisory, specialty life insurance and human capital advisory businesses, offset in part by declines in the Company’s employee benefits and property and casualty businesses. The Company’s retirement advisory business increased approximately $1.6 million due to higher asset values resulting largely from favorable market performance, the specialty life insurance business increased $2.6 million due to an increase in the number of policy placements, and the human capital advisory and payroll revenues increased approximately $3.4 million due to an increase in demand for recruiting and compensation consulting services, as well as increased pricing for payroll-related services. Partially offsetting these increases was a decrease in the employee benefits business of approximately $3.5 million due to client attrition and to a lesser extent, downsizing of client workforce and employer plan design changes, and a decline of $2.2 million in property and casualty revenues due to soft market conditions in pricing and lower volume-based carrier bonus payments. The growth in revenue from acquired businesses was provided by Benexx and MBS. The decline in revenue from divestitures was due to the sale of the wealth management business in the first quarter of 2011.

The largest components of operating expenses for the Employee Services group were personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.7% and 83.2% of total operating expenses for the years ended December 31, 2011 and 2010, respectively. Excluding personnel costs related to the divested wealth management businesses of $5.0 million for the year ended December 31, 2010, personnel costs increased approximately $2.9 million for the year ended December 31, 2011 compared to the same period in 2010, primarily as a result of additional commissions paid to third party brokers related to the increase in specialty life insurance sales. Personnel costs represented 64.0% and 63.3% of revenue for the years ended December 31, 2011 and 2010, respectively. Occupancy costs are relatively fixed in nature, and excluding the costs associated with the divested wealth management businesses of $0.4 million for the year ended December 31, 2010, were $9.7 million for the years ended December 31, 2011 and 2010.

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

Medical Management Professionals

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$141,046	$148,425	$(7,379)	(5.0)%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	141,046	148,425	(7,379)	(5.0)%
Operating expense	124,790	131,897	(7,107)	(5.4)%

Gross margin	$16,256	$16,528	$(272)	(1.6)%

Gross margin percent	11.5%	11.1%

Same-unit revenue consists of revenue from existing clients and net new business sold. Same-unit revenue decreased 5.0% for the year ended December 31, 2011 versus the comparable period in 2010. The decrease in same-unit revenue was approximately 60% attributable to decreased revenues from existing clients, with the remaining 40% attributable to client terminations, net of new business. The decline in revenue from existing clients can be attributed to several factors including: decreases in number of procedures processed, decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure. The decline in revenue from client terminations was attributable to many reasons including: physician groups losing their hospital contracts, changes in group ownership, hospital consolidations and increased competitive pressures. The loss of revenue due to client terminations net of new business improved in 2011 compared to 2010.

The largest components of operating expenses for MMP are personnel costs, professional service fees for off-shore and electronic claims processing, occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services). These expenses represented 85.8% and 86.3% of total operating expenses for the years ended December 31, 2011 and 2010, respectively. Due to a reduction in headcount, personnel costs decreased $5.3 million for the year ended December 31, 2011, and decreased as a percentage of revenue to 55.4% versus 56.2% for the comparable period in 2010. The reduction in headcount and related personnel costs in billing operations is due to the expanded utilization of off-shore processing, utilization of new technologies, as well as a response to the decline in revenue. The decrease in personnel costs was partially offset by an increase of $0.4 million in professional services for the year ended December 31, 2011 compared to the same period in 2010. Office expenses decreased $1.0 million for the year ended December 31, 2011, and decreased as a percentage of revenue to 7.6% from 7.9% for the year ended December 31, 2010 as a result of a decrease in statement mailings. Facilities costs decreased $0.8 million for the year ended December 31, 2011, and decreased slightly as a percentage of revenue to 6.7% from 6.9% for the comparable period in 2010 due to the consolidation of certain offices.

The increase in gross margin is the result of the Company’s cost management actions including the reduction in headcount and related decrease in personnel costs as described above.

National Practices

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$30,322	$27,749	$2,573	9.3%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	30,322	27,749	2,573	9.3%
Operating expenses	26,222	25,794	428	1.7%

Gross margin	$4,100	$1,955	$2,145	109.7%

Gross margin percent	13.5%	7.0%

The National Practices group is primarily comprised of a cost-plus contract with CBIZ’s largest client (Edward Jones), healthcare consulting, and the Company’s mergers and acquisition business. Revenues from the Edward Jones business account for approximately two-thirds of the National Practice group’s revenue, with the healthcare consulting and mergers and acquisitions accounting for the remaining revenue. The increase in revenue was attributable to an increase of $1.7 million in CBIZ’s mergers and acquisitions business, $0.8 million from the healthcare consulting business and $0.1 million in services provided to Edward Jones. The increase in the mergers and acquisitions business was a result of earning success fees for completing two transactions during the year ended December 31, 2011, whereas no transactions were completed during the same period in 2010. The increase in the healthcare consulting business was primarily due to an increase in coding and auditing services performed in the clinical business, an increase in Medicaid eligibility services provided to clients, and an increase in consulting fees resulting from a newly released product that enables clients to quantify the impact of pending health care reform legislation. The increase in the Edward Jones revenue was primarily the result of an increase in required technology support.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 94.2% and 94.8% of total operating expenses for the years ended December 31, 2011 and 2010, respectively. Personnel costs increased $0.2 million for the year ended December 31, 2011 compared to the same period in 2010, but decreased as a percentage of revenue to 78.6% of revenue for the year ended December 31, 2011 compared to 85.1% of revenue for the same period last year. The increase in personnel costs is due primarily to additional incentive compensation to certain individuals in the mergers and acquisitions business resulting from completing two transactions during the year ended December 31, 2011, as well as increases in wages for annual raises. Travel and related costs were consistent in both periods and were $0.4 million for the years ended December 31, 2011 and 2010. Occupancy costs are relatively fixed in nature and were $0.5 million for the years ended December 31, 2011 and 2010.

The increase in gross margin and gross margin percentage is due to the increase in revenue offset by a modest increase in operating expenses, as described above, for the year ended December 31, 2011 compared with the same period last year.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

The following table summarizes total revenue for the years ended December 31, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,
	2010	2009	$ Change	% Change
Same-unit revenue
Financial Services	$366,548	$377,341	$(10,793)	(2.9)%
Employee Services	167,573	170,846	(3,273)	(1.9)%
MMP	148,425	160,632	(12,207)	(7.6)%
National Practices	27,749	27,968	(219)	(0.8)%

Total same-unit revenue	710,295	736,787	(26,492)	(3.6)%
Acquired businesses	20,106	—	20,106
Divested operations	—	—	—

Total revenue	$730,401	$736,787	$(6,386)	(0.9)%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — The majority of CBIZ’s operating costs are relatively fixed in the short term, thus gross margin as a percentage of revenue generally improves with revenue growth, but declines as revenue contracts. The primary components of operating expenses for the years ended December 31, 2010 and 2009 are illustrated in the following table:

	2010		2009
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	74.3%	65.5%	73.7%	64.8%	0.7%
Occupancy costs	7.1%	6.2%	7.1%	6.2%	—
Depreciation and amortization	3.1%	2.7%	3.1%	2.7%	—
Travel and related costs	2.8%	2.5%	2.7%	2.4%	0.1%
Professional fees	2.0%	1.7%	1.9%	1.7%	—
Other(1)	10.2%	9.2%	10.8%	9.5%	(0.3)%

Subtotal	99.5%	87.8%	99.3%	87.3%	0.5%
Deferred compensation costs	0.5%	0.4%	0.7%	0.7%	(0.3)%

Total operating expenses	100.0%	88.2%	100.0%	88.0%	0.2%

Gross margin		11.8%		12.0%	(0.2)%

(1)	Other operating expenses include office expense, equipment costs, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

Personnel costs as a percentage of revenue increased 0.7% to 65.5% for the year ended December 31, 2010 compared to the same period in 2009. The increase in personnel costs as a percentage of revenue was primarily the result of a 0.5% increase in incentive compensation costs incurred in 2010 and an increase of 0.2% in employee benefit costs. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”. The decrease in deferred compensation costs of 0.3% resulted from adjustments to the fair value of investments held in the deferred compensation plan. The adjustments to the fair value of investments held in relation to the deferred compensation plan totaled gains of $3.2 million and $4.8 million for the years ended December 31, 2010 and 2009, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to “other income (expense), net”, and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups.

Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses decreased by $1.1 million to $29.6 million for the year ended December 31, 2010, from $30.7 million for the comparable period of 2009, and decreased as a percent of revenue by 0.1% to 4.1% for the year ended December 31, 2010. The primary components of corporate general and administrative expenses for the years ended December 31, 2010 and 2009 are illustrated in the following table:

	2010		2009
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	53.0%	2.1%	51.7%	2.2%	(0.1)%
Professional services	15.7%	0.6%	13.5%	0.6%	—
Legal settlement	2.3%	0.1%	4.7%	0.2%	(0.1)%
Computer costs	5.4%	0.2%	6.0%	0.3%	(0.1)%
Travel and related costs	3.3%	0.1%	3.1%	0.1%	—
Occupancy costs	3.9%	0.2%	4.6%	0.2%	—
Depreciation and amortization	1.3%	0.1%	2.2%	0.1%	—
Other(1)	13.3%	0.6%	12.0%	0.4%	0.2%

Subtotal	98.2%	4.0%	97.8%	4.1%	(0.1)%
Deferred compensation costs	1.8%	0.1%	2.2%	0.1%	—

Total corporate general and administrative expenses	100.0%	4.1%	100.0%	4.2%	(0.1)%

(1)	Other corporate general and administrative expenses include office expenses, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate G&A expenses.

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

Income Taxes — CBIZ recorded income tax expense from continuing operations of $17.0 million and $19.8 million for the years ended December 31, 2010 and 2009, respectively. The effective tax rate for the years ended December 31, 2010 and 2009 was 37.7% and 38.2%, respectively. The decrease in the effective tax rate for the year ended December 31, 2010 from the comparable period in 2009 primarily relates to the reversal of estimated tax reserves in 2010 due to the expiration of certain statutes of limitation. For further discussion regarding income tax expense, see Note 7 to the accompanying consolidated financial statements.

Earnings per share and cash earnings per share — Earnings per share from continuing operations were $0.48 and $0.52 per diluted share for the years ended December 31, 2010 and 2009. Earnings per share for the year ended December 31, 2010 included the impact of the $2.0 million pre-tax charge related to the early redemption of $60 million of 2006 Notes and a $1.7 million pre-tax charge related to the consolidation of facilities with the Goldstein Lewin acquisition. Cash earnings per share were $1.03 and $0.99 per diluted share for the years ended December 31, 2010 and 2009, respectively. The Company believes cash earnings and cash earnings per diluted share, which are non-GAAP measures, more clearly illustrate the impact of certain non-cash charges to income from continuing operations and are a useful measure for the Company and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

The following is a reconciliation of income from continuing operations to cash earnings from operations and earnings per share from continuing operations to cash earnings per share for the years ended December 31, 2010 and 2009.

CASH EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	TWELVE MONTHS ENDED DECEMBER 31,
	2010	Per Share	2009	Per Share
	(In thousands, except per share data)
Income from continuing operations	$28,155	$0.48	$32,052	$0.52
Selected non-cash charges:
Depreciation and amortization	20,332	0.35	20,496	0.33
Non-cash interest on convertible notes	4,210	0.08	3,961	0.06
Stock-based compensation	5,306	0.09	4,754	0.08
Loss on retirement of convertible bonds	1,996	0.03	—	—
Adjustment to contingent earnouts	(1,449)	(0.02)	—	—
Non-cash restructuring charge	1,231	0.02	—	—

Non-cash charges	$31,626	$0.55	$29,211	$0.47

Cash earnings—continuing operations	$59,781	$1.03	$61,263	$0.99

Operating Practice Groups

Financial Services

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$366,548	$377,341	$(10,793)	(2.9)%
Acquired businesses	13,582	—	13,582
Divested operations	—	—	—

Total revenue	380,130	377,341	2,789	0.7%
Operating expenses	326,412	326,515	(103)	—

Gross margin	$53,718	$50,826	$2,892	5.7%

Gross margin percent	14.1%	13.5%

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

CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of operations and were approximately $110.1 million and $108.2 million for years ended December 31, 2010 and 2009, respectively, a majority of which is related to services rendered to privately-held clients. The increase in ASA fees is primarily the result of the acquisitions. The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel and related costs which represented 89.6% and 88.2% of total operating expenses for the years ended December 31, 2010 and 2009, respectively. Personnel costs increased $3.9 million for the year ended December 31, 2010 compared to the same period in 2009, and represented 79.6% and 78.4% of total operating expenses for the years ended December 31, 2010 and 2009, respectively. The increase was attributable to a $9.0 million increase associated with the acquisitions of Goldstein Lewin and KRMT, offset by a reduction in same-unit personnel cost of $5.1 million. The $5.1 million reduction in same-unit personnel costs was associated mainly with current year staff reductions at those units that experienced reduced client demand and offset higher overall incentive compensation costs. Personnel costs represented 68.4% and 67.8% of revenue for the years ended December 31, 2010 and 2009, respectively. Occupancy costs are relatively fixed in nature and were $23.7 million for the year ended December 31, 2010 compared to $24.0 million in the same period in the prior year; these represented 6.2% and 6.4% of revenue for the years ended December 31, 2010 and 2009, respectively. Travel and related costs were $8.7 million and $8.0 million for the years ended December 31, 2010 and 2009, respectively, and increased slightly to 2.3% of revenue for the year ended December 31, 2010 from 2.1% of revenue for the comparable period of 2009.

Gross margin percentage improved to 14.1% for the year ended December 31, 2010 compared to 13.5% for the same period in 2009. The improvement in gross margin percentage was attributable to a decrease in same-unit personnel costs, lower bad debt expense, decreased controllable spending from cost control initiatives and lower depreciation and amortization expense for the year ended December 31, 2010 compared to the same period in the prior year. The decrease in bad debt expense was due to an overall improvement in general economic conditions in 2010 compared to 2009 which included increased expense associated with specific client receivables

Employee Services

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$167,573	$170,846	$(3,273)	(1.9)%
Acquired businesses	6,524	—	6,524
Divested operations	—	—	—

Total revenue	174,097	170,846	3,251	1.9%
Operating expenses	144,552	141,710	2,842	2.0%

Gross margin	$29,545	$29,136	$409	1.4%

Gross margin percent	17.0%	17.1%

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

Medical Management Professionals

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$148,425	$160,632	$(12,207)	(7.6)%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	148,425	160,632	(12,207)	(7.6)%
Operating expense	131,897	139,763	(7,866)	(5.6)%

Gross margin	$16,528	$20,869	$(4,341)	(20.8)%

Gross margin percent	11.1%	13.0%

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

The decrease in gross margin is the result of continued pricing and reimbursement pressure as discussed previously.

National Practices

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$27,749	$27,968	$(219)	(0.8)%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	27,749	27,968	(219)	(0.8)%
Operating expenses	25,794	25,002	792	3.2%

Gross margin	$1,955	$2,966	$(1,011)	(34.1)%

Gross margin percent	7.0%	10.6%

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

The largest components of operating expenses for the National practices group are personnel costs, occupancy costs and travel and related costs, representing 94.8% and 93.8% of operating expenses for the years ended December 31, 2010 and 2009, respectively. Personnel expenses increased $1.0 million and were 85.1% of revenue for the year ended December 31, 2010 compared to 80.8% of revenue for the comparable period in 2009. An increase of approximately $1.2 million in personnel cost was necessary to support revenue growth from services provided to Edward Jones as well as annual merit increases. This was offset by a $0.2 million decrease in personnel costs related to the healthcare consulting business as a result of the decline in revenue and demand for services. Travel and related costs were consistent in both periods and were $0.4 million for the years ended December 31, 2010 and 2009. Occupancy costs are relatively fixed in nature and were $0.5 million for the years ended December 31, 2010 and 2009.

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

Financial Condition

Total assets were $812.4 million at December 31, 2011, an increase of $56.1 million versus December 31, 2010. Current assets of $292.3 million exceeded current liabilities of $226.2 million by $66.1 million.

Cash and cash equivalents increased by $0.9 million to $1.6 million at December 31, 2011 from $0.7 million at December 31, 2010. Restricted cash was $19.8 million at December 31, 2011, a decrease of $0.4 million from $20.2 million at December 31, 2010. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority (“FINRA”) regulated businesses and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net, were $137.1 million at December 31, 2011, a decrease of $1.0 million from December 31, 2010, and days sales outstanding (“DSO”) from continuing operations were 71 days and 72 days at December 31, 2011 and December 31, 2010, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Income taxes refundable were $3.9 million and $3.7 million at December 31, 2011 and 2010, respectively. The balances in income taxes refundable were primarily due to CBIZ making estimated tax payments that exceeded the tax liabilities CBIZ expected to incur with its 2011 and 2010 income tax filings.

Deferred income taxes — current increased by $3.9 million to $8.1 million at December 31, 2011 compared to $4.2 million at December 31, 2010. The increase in the net deferred current asset was primarily due to the transfer of certain deferred tax liabilities from deferred income taxes — current to income taxes payable — current as a result of the redemption of the Company’s 2006 Notes during the second quarter of 2011.

Other current assets were $11.4 million and $12.0 million at December 31, 2011 and December 31, 2010, respectively. Other current assets are primarily comprised of prepaid assets, rent deposits, and notes receivable. Balances may fluctuate during the year based upon the timing of cash payments, amortization of prepaid expenses, and activity related to notes receivable.

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

Property and equipment, net, decreased by $2.1 million to $21.8 million at December 31, 2011 from $23.9 million at December 31, 2010. The decrease is primarily the result of depreciation and amortization expense of $6.6 million, partially offset by capital expenditures of $4.5 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $31.9 million to $458.3 at December 31, 2011 from $426.4 at December 31, 2010. This increase is comprised of $35.6 million and $12.7 million of net additions to goodwill and intangible assets, respectively, offset by $13.8 million of amortization expense and $2.6 million of divested goodwill and intangible assets for the twelve months ended December 31, 2011. The $48.3 million increase in goodwill and other intangible assets consisted of $29.5 million due to 2011 acquisitions and $18.8 million of additional purchase price earned by previous acquisitions.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $33.6 million and $33.4 million at December 31, 2011 and December 31, 2010, respectively. The increase in assets of the deferred compensation plan of $0.2 million consisted of net participant contributions of $0.6 million, partially offset by a decrease in the fair value of the investments of $0.4 million for the twelve months ended December 31, 2011. The plan is described in further detail in Note 13 of the accompanying consolidated financial statements.

The accounts payable balances of $35.0 million and $30.8 million at December 31, 2011 and December 31, 2010, respectively, reflect amounts due to suppliers and vendors. Balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $33.7 million and $33.0 million at December 31, 2011 and December 31, 2010, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable — current increased by $3.0 million to $14.0 million at December 31, 2011 from $11.0 million at December 31, 2010. Notes payable balances and activity are primarily attributable to contingent proceeds earned by previously acquired businesses. During the year ended December 31, 2011, additions to notes payable were comprised of $13.6 million from purchase price adjustments relating to prior acquisitions and $0.4 million due to purchase price adjustments to 2011 acquisitions. These additions were partially offset by payments on the notes of approximately $11.0 million.

Other liabilities (current and non-current) increased by $4.4 million to $54.9 million at December 31, 2011 from $50.5 million at December 31, 2010. The increase is primarily attributable to the addition of approximately $13.4 million of estimated contingent purchase price liabilities and $0.7 million of guaranteed purchase price related to 2011 business acquisitions, a $0.8 million increase in unearned revenue, a $0.7 million fair value adjustment related to the swap agreement, a $0.2 million net present value adjustment to the estimated contingent purchase price liabilities, and a $0.2 million increase in the legal reserve. These increases were partially offset by the recording of $4.9 million of deferred purchase price on the sale of the Company’s individual wealth management business that was effective January 1, 2011, a decrease of $0.7 million related to the self-funded health insurance plan, a decrease of $0.5 million in accrued interest payable on the Company’s convertible notes, and adjustments of $3.5 million and payments of $2.1 million related to the estimated contingent purchase price liabilities related to previously acquired businesses.

CBIZ’s convertible notes are carried at face value less unamortized discount. The $36.0 million decrease in the carrying value of the current and non-current convertible notes at December 31, 2011 compared to December 31, 2010 represents the repurchase of $39.3 million of the 2006 Notes, partially offset by the discount amortization on the 2006 Notes and 2010 Convertible Senior Subordinated Notes (“2010 Notes”) of $0.8 million and $2.5 million, respectively, which is recognized as non-cash interest expense in the consolidated statements of operations. The convertible notes are further disclosed in Note 5 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility increased $26.1 million to $145.0 million at December 31, 2011 from $118.9 million at December 31, 2010. This increase was primarily attributable to the repurchase of $39.3 million of the 2006 Notes, $29.3 million in payments for current year acquisitions and contingent payments on prior acquisitions, and expenditures of $9.5 million to repurchase 1.4 million shares of CBIZ common stock. These increases were partially offset by cash earned from operating activities.

Income taxes payable — non-current at December 31, 2011 and December 31, 2010 was $4.4 million and $5.3 million, respectively, and represents the accrual for uncertain tax positions. The decrease of $0.9 million primarily relates to the release of estimated tax reserves due to the expiration of certain statutes of limitation. Income taxes are further discussed in Note 7 of the accompanying consolidated financial statements.

Stockholders’ equity increased by $30.5 million to $260.2 million at December 31, 2011 from $229.7 million at December 31, 2010. The increase in stockholders’ equity was primarily attributable to net income of $28.0 million, CBIZ’s stock award programs which contributed $6.8 million, the issuance of $5.0 million in common shares related to business acquisitions, and adjustments of $0.2 million to accumulated other comprehensive loss to adjust the fair value of CBIZ’s investments in ARS and corporate and municipal bonds. These increases were partially offset by share repurchase activity of approximately 1.4 million shares at a cost of $9.5 million, which includes $0.6 million related to shares repurchased in conjunction with the settlement of restricted stock transactions.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility and $130 million in 2010 Notes.

CBIZ maintains a $275 million unsecured credit facility with Bank of America as agent bank for a group of seven participating banks. The credit facility also has a letter of credit sub-facility. On April 11, 2011, the credit facility was amended to extend the maturity date one year to June 2015, reduce interest on outstanding balances, reduce commitment fees on the unused borrowing limit, and adjust the leverage ratio limits to provide CBIZ with more flexibility. At December 31, 2011, CBIZ had $145.0 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $7.7 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $53.5 million at December 31, 2011. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital requirements.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of December 31, 2011. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.

The 2010 Notes were issued to qualified institutional buyers on September 27, 2010 and mature on October 1, 2015. The holders of the 2010 Notes may convert their 2010 Notes any time on or after July 31, 2015. Concurrent with the closing of the 2010 Notes, a portion of the proceeds was used to repurchase $60 million of the $100 million outstanding 2006 Notes through privately negotiated transactions. During 2011, an additional $39.3 million of the 2006 Notes were repurchased, which leaves a remaining balance of $750,000 of 2006 Notes outstanding at December 31, 2011. See Note 8 to the accompanying financial statements for further discussion of CBIZ’s debt instruments.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering equity securities or debt through public or private markets.

Sources and Uses of Cash

The following table summarizes cash flows from operating, investing and financing activities for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Total cash provided by (used in):
Operating activities	$58,269	$53,327	$49,766
Investing activities	(55,572)	(30,113)	(7,792)
Financing activities	(1,808)	(29,668)	(42,218)

Increase (decrease) in cash and cash equivalents	$889	$(6,454)	$(244)

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

During the year ended December 31, 2011, net cash provided by operating activities was $58.3 million and primarily consisted of net income of $28.0 million, non-cash adjustments to net income of $31.4 million, and net changes in working capital of $1.8 million. Partially offsetting these sources of cash were a net gain on the sale of operations and discontinued operations transactions totaling $2.3 million. The non-cash adjustments to net income primarily consist of depreciation of fixed assets, amortization of intangible assets including client lists and non-compete agreements, amortization of the discount on convertible notes and deferred financing fees, stock-based compensation expense, deferred income tax expense, provision for bad debts, and adjustments to contingent purchase price liabilities. Working capital resulted in a net source of cash primarily from an increase in accounts payable as a result of continued vendor management. Cash used by discontinued operations was $0.6 million.

During the year ended December 31, 2010, net cash provided by operating activities was $53.3 million and primarily consisted of net income of $24.5 million, non-cash adjustments to net income of $34.3 million, offset by a net loss on the discontinued operations transactions and sale of operations totaling $3.2 million. Non-cash adjustments to net income consist primarily of depreciation of fixed assets, amortization of intangibles assets including client lists and non-compete agreements, amortization of the discount on convertible notes and deferred financing fees, stock-based compensation expense, deferred income tax expense, provision for bad debts, loss on redemption of 2006 Notes, and adjustments to contingent purchase price liabilities. These non-cash adjustments to net income were partially offset by negative changes in working capital of $6.1 million. Working capital resulted in a use of cash primarily from slower collections on accounts receivable as evidenced by the increase in DSO to 72 days at December 31, 2010 from 66 days at December 31, 2009. This use of working capital was partially offset by sources of cash due to active vendor management, an increase in compensation incentive accruals, and an increase in restructuring charges related to the Florida office consolidation. Cash used by discontinued operations was $2.6 million.

During the year ended December 31, 2009, net cash provided by operating activities was $49.8 million and primarily consisted of net income of $31.4 million and non-cash adjustments to net income of $37.6 million, partially offset by negative changes in working capital of $19.9 million and net gains on the sale of operations and the discontinued operations transactions totaling $0.3 million. Non-cash items mainly consist of depreciation of fixed assets, amortization of intangibles including client lists and non-compete agreements, amortization of the discount on convertible notes and deferred financing fees, provision for bad debts, and stock-based compensation expense. Working capital resulted in a use of cash primarily from an increase in accounts receivable as a result of significant acquisitions closed on December 31, 2008 (New York and Boston), the timing of payments on accounts payable, and the reduction in the compensation incentive accruals. These uses were partially offset by the timing of tax payments and interest payments related to the credit facility. Cash provided by discontinued operations was $1.0 million.

Investing Activities

CBIZ’s investing activities typically result in a net use of cash, and generally consist of: payments for business acquisitions and client lists, contingent payments associated with business acquired prior to 2009, purchases of capital equipment, net activity related to funds held for clients, and proceeds received from sales of divestitures and discontinued operations. Capital expenditures consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.

Investing uses of cash during the year ended December 31, 2011 primarily consisted of $27.5 million of net cash used for business acquisitions and contingent payments on prior acquisitions, net activity related to funds held for clients of $24.9 million, and capital expenditures of $4.3 million. These uses of cash were partially offset by $1.0 million of proceeds from the sale of divested and discontinued operations.

Investing uses of cash during the year ended December 31, 2010 primarily consisted of $49.4 million for business acquisitions and $2.7 million for capital expenditures. These uses were partially offset by $13.9 million in net activity related to funds held for clients and $8.1 million in proceeds received from the sales of divested and discontinued operations and client lists.

Investing uses of cash during the year ended December 31, 2009 primarily consisted of $20.2 million of net cash used towards business acquisitions and $4.0 million for net capital expenditures. These uses of cash were partially offset by $15.2 million in net activity related to funds held for clients, $0.9 million in proceeds received from the sale of divested and discontinued operations and $0.4 million in net activity on notes receivable.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, net change in client fund obligations, and proceeds from the exercise of stock options.

Net cash used in financing activities during the year ended December 31, 2011 included $39.3 million used to repay the 2006 Notes at par, $9.5 million used to repurchase shares of CBIZ common stock, $1.8 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions, and $0.6 million in cash used to pay for debt issuance costs related to the amendment of the credit facility. These uses of cash were substantially offset by sources of cash which include $26.1 million in net proceeds on the credit facility, net change of $22.4 million in client fund obligations as a result of timing of cash received and payments made, and $0.8 million in proceeds from the exercise of stock options, including tax benefits.

Net cash used in financing activities during the year ended December 31, 2010 include $60.0 million used to repurchase 2006 Notes at par, $86.2 million used to repurchase 13.4 million shares of CBIZ common stock, $6.6 million for debt issuance costs primarily related to the issuance of the 2010 Notes, net change of $13.9 million in client fund obligations as a result of timing of cash received and payments made, and $3.0 million in payments for contingent consideration included as part of the initial measurement of 2009 business acquisitions. These uses were substantially offset by sources of cash which included $130.0 million in proceeds from the issuance of the 2010 Notes, $8.9 million in net proceeds on the credit facility, and $1.3 million in proceeds from the exercise of stock options, including the related tax benefits.

Net cash used in financing activities for the year ended December 31, 2009 included $15.0 million in net payments on the credit facility, a net change of $15.4 million in client fund obligations as a result of timing of cash received and payments made, $13.3 million in cash used to repurchase 1.8 million shares of CBIZ common stock in the current year and settle share repurchase activity from the prior year, partially offset by $1.8 million in proceeds from the exercise of stock options, including the related tax benefits.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Convertible notes(1)	$130,750	$—	$—	$—	$130,000	$750	$—
Interest on convertible notes	25,460	6,362	6,362	6,362	6,362	12	—
Credit facility(2)	145,000	—	—	—	145,000	—	—
Notes payable(3)	14,734	13,986	374	374	—	—	—
Contingent purchase price liabilities(4)	25,325	13,646	6,448	2,901	2,074	129	127
Restructuring lease obligations(5)	14,226	8,100	1,592	1,201	1,239	1,135	959
Non-cancelable operating lease obligations(5)	145,937	30,499	30,820	23,082	19,444	17,703	24,389
Letters of credit in lieu of cash security deposits	2,516	—	45	250	—	834	1,387
Performance guarantees for non-consolidated affiliates	5,173	5,173	—	—	—	—	—
License bonds and other letters of credit	1,578	1,337	225	1	15	—	—

Total	$510,699	$79,103	$45,866	$34,171	$304,134	$20,563	$26,862

(1)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of the convertible notes on June 1, 2016 and can be redeemed by the Company at anytime.

(2)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(3)	Represents contingent purchase price adjustments that were earned in 2011, but not yet paid, related to businesses CBIZ acquired prior to January 1, 2009.

(4)	Represents contingent earnout liability that is expected to be paid over the next six years to businesses CBIZ acquired on or after January 1, 2009.

(5)	Excludes cash expected to be received under subleases.

The above table does not reflect $4.0 million of unrecognized tax benefits, which the Company has recorded for uncertain tax positions as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.

Off-Balance Sheet Arrangements

CBIZ maintains ASA’s with independent CPA firms (as described more fully under “Business — Financial Services” and in Note 1 of the accompanying consolidated financial statements), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the consolidated financial condition, results of operations, or cash flows of CBIZ.

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an ASA. Potential obligations under the guarantees totaled $5.2 million and $3.4 million at December 31, 2011 and 2010, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits. Letters of credit totaled $2.5 million and $3.0 million at December 31, 2011 and 2010, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $1.6 million and $1.5 million at December 31, 2011 and 2010, respectively.

CBIZ has various agreements under which the Company may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2011, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Interest Rate Risk Management

CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At December 31, 2011, CBIZ had a total of $40.0 million notional amount of interest rate swaps, of which $25 million will expire in June 2014 and the remaining $15 million will expire in June 2015. At December 31, 2010, CBIZ had interest rate swaps with a notional amount of $20 million which expired in January 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

CBIZ carries $130.0 million in 2010 Notes bearing a fixed interest rate of 4.875%. The 2010 Notes mature on October 1, 2015 and may not be converted before July 31, 2015. CBIZ believes the fixed nature of these borrowings mitigate its interest rate risk.

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

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured. Contract terms are typically contained in a signed agreement with the client (or when applicable, other third parties) which generally defines the scope of services to be provided, pricing of services, and payment terms generally ranging from invoice date to 90 days after invoice date. Billing may occur prior to, during, or upon completion of the service. CBIZ typically does not have acceptance provisions or right of refund arrangements included in these agreements. Contract terms vary depending on the scope of service provided, the deliverables, and the complexity of the engagement. CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition, as it relates to those groups, is provided in more detail in Note 1 to the accompanying consolidated financial statements.

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

During the fourth quarter of 2011, CBIZ early adopted the principles as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-08 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”) in order to complete its goodwill impairment tests. In accordance with ASU 2011-08, CBIZ based its goodwill impairment testing on a qualitative assessment for each of its reporting units that carried a goodwill balance. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, the Company’s weighted average cost of capital, changes in management and key personnel, the Company’s price of its common stock, as well as other drivers of a fair value analysis. As part of the qualitative analysis, many estimates and assumptions were made that related to future economic trends, client behaviors, and other factors, all of which are beyond the control of management. As a result of the

Company’s qualitative assessment, it was concluded that it was more-likely-than-not that the fair value of each of its reporting units was greater than its carrying value.

As part of the goodwill impairment testing that was performed in the fourth quarter of 2010, it was noted that two reporting units, CBIZ Payroll and MMP, were tested in detail applying Step One procedures due to a decline in the performance of each reporting unit. The Step One procedures utilized a combination of the discounted cash flow method (income approach) and the market comparable method (market approach). As a result of the Step One procedures in the fourth quarter of 2010, it was concluded that these two reporting units were not impaired and the fair value of each reporting unit exceeded its carrying value by at least 25%. During the goodwill impairment testing in the fourth quarter of 2011, these two reporting units were closely analyzed. CBIZ Payroll financial results have improved over the past year and are expected to continue to improve during 2012 and beyond, thus CBIZ Payroll is not considered to be at risk for impairment. However, MMP has continued to face economic pressures. Several cost cutting measures were put into place during the year ended December 31, 2011 to mitigate the pricing and performance pressures. Taking into consideration the Company’s efforts to control costs and obtain market share, as well as the other qualitative factors that were described above as part of the fourth quarter 2011 goodwill impairment testing procedures, the Company has concluded that the fair value of MMP is more-likely-than-not to be greater than its carrying value. However, significant deterioration in the operating results of the MMP reporting unit during 2012 could result in possible impairment of the reporting unit’s goodwill balance, which was $59.8 million at December 31, 2011.

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 (“ASU2011-08”) “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more likely-than-not that the fair value of a reporting unit is less than its carrying value, the quantitative two-step impairment test is required; otherwise, no further testing is necessary. The more likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for annual periods beginning after December 15, 2011 with early adoption permitted. CBIZ adopted the provisions of ASU 2011-08 for its annual impairment tests during the fourth quarter of 2011.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at December 31, 2011 was $145.0 million. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2011, interest expense would increase or decrease approximately $1.1 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At December 31, 2011, CBIZ had a total of $40.0 million notional amount of interest rate swaps, of which $25 million will expire in June 2014 and the remaining $15 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. See Note 5 to the accompanying consolidated financial statements for further discussion regarding interest rate swaps.

In connection with CBIZ’s payroll business, funds held for clients are segregated and invested in short-term investments, such as corporate and municipal bonds. In accordance with the Company’s investment policy, all investments carry an investment grade rating at the time of the initial investment. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss for the respective period. If an adjustment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to “Other income (expense), net” on the consolidated statements of operations. See Notes 5 and 6 to the accompanying consolidated financial statements for further discussion regarding these investments and the related fair value assessments.

Item 8.    Financial Statements and Supplementary Data.

The Financial Statements, together with the notes thereto and the report of KPMG LLC dated March 15, 2012 thereon, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item 15(a) hereof and are incorporated herein by reference.

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

There were no changes in the Company’s Internal Controls that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, CBIZ’s Internal Controls.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision of management, including the Company’s CEO and CFO, CBIZ conducted an evaluation of its internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, the Company’s management has concluded that CBIZ’s internal control over financial reporting was effective as of December 31, 2011.

CBIZ’s independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of CBIZ’s internal control over financial reporting which appears in Item 8 of this Annual Report.

Item 9B.    Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2012 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

Name	Age	Position(s)
Executive Officers and Directors:
Steven L. Gerard(1)	66	Chairman and Chief Executive Officer
Rick L. Burdick(1)	60	Lead Director and Vice Chairman
Michael H. DeGroote	51	Director
Joseph S. DiMartino(3)(4)	68	Director
Richard C. Rochon(2)(3)(4)	54	Director
Todd Slotkin(2)(3)(4)	58	Director
Donald V. Weir(2)(3)	70	Director
Benaree Pratt Wiley(3)(4)	65	Director
Jerome P. Grisko, Jr.(1)	50	President and Chief Operating Officer
Ware H. Grove	61	Senior Vice President and Chief Financial Officer
Michael W. Gleespen	53	Secretary and General Counsel
Other Key Employees:
David Sibits	60	President, Financial Services
Robert A. O’Byrne	55	President, Employee Services
G. Darrell Hulsey	42	President, MMP
Michael P. Kouzelos	43	Senior Vice President, Strategic Initiatives
George A. Dufour	65	Senior Vice President and Chief Technology Officer
Mark M. Waxman	55	Senior Vice President of Marketing
Teresa E. Bur	47	Senior Vice President, Human Resources
Kelly J. Marek	41	Treasurer
Robert A. Bosak	44	Controller

(1)	Member of Management Executive Committee

(2)	Member of Audit Committee

(3)	Member of Nominating & Governance Committee

(4)	Member of Compensation Committee

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

Michael H. DeGroote, son of CBIZ, Inc. founder Michael G. DeGroote, was appointed a Director of CBIZ in November, 2006. Mr. DeGroote currently serves as President of Westbury International, a full-service real estate development company, specializing in commercial/industrial land, residential development and property management. Prior to joining Westbury, Mr. DeGroote was Vice President of MGD Holdings and previously held a management position with Cooper Corporation. Mr. DeGroote sits on the Board of Directors of Progressive Waste Solutions Ltd. He also serves on the Board of Governors of McMaster University in Hamilton, Ontario.

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

Todd Slotkin has served as a Director of CBIZ since September 2003, when he was elected as an independent director. In 2011, Mr. Slotkin was appointed the Managing Partner of Newton Pointe LLC, an advisory firm, a position he also held during the period 2007-2008. Also in 2011, Mr. Slotkin became the lead independent director of Apollo Senior Floating Rate Fund, Inc. Between 2008 and 2010, Mr. Slotkin was a Senior Managing Director of Irving Place Capital. From 2006 to 2007 Mr. Slotkin served as a Managing Director of Natixis Capital Markets. From 1992 to 2006, Mr. Slotkin served as a SVP (1992-1998) and EVP and Chief Financial Officer (1998-2006) of MacAndrews & Forbes Holdings Inc. Additionally, he was the EVP and CFO of publicly owned M&F Worldwide (1998-2006). Prior to 1992, Mr. Slotkin spent 17 years with Citigroup, ultimately serving as Senior Managing Director and Senior Credit Officer. Mr. Slotkin serves on the Board of Martha Stewart Living Omnimedia. He is Chairman, Director and co-founder of the Food Allergy Initiative. Mr. Slotkin formerly served on the Board of Managers of AlliedBarton and the Board of Directors of TransTech Pharma within the last five years.

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

Ware H. Grove has served as Senior Vice President and Chief Financial Officer of CBIZ since December 2000. Before joining CBIZ, Mr. Grove served as Senior Vice President and Chief Financial Officer of Bridgestreet Accommodations, Inc., which he joined in early 2000 to restructure financing, develop strategic operating alternatives, and assist with merger negotiations. Prior to joining Bridgestreet, Mr. Grove served for three years as Vice President and Chief Financial Officer of Lesco, Inc. Since beginning his career in corporate finance in 1972, Mr. Grove has held various financial positions with large companies representing a variety of industries, including Revco D.S., Inc., Computerland/Vanstar, Manville Corporation, The Upjohn Company, and First of America Bank. Mr. Grove served on the Board of Directors for Applica, Inc. (NYSE: APN) from September 2004 through January 2007, at which time the company was sold to a private equity firm.

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

G. Darrell Hulsey was one of the original founders of MMP and was appointed President of MMP in May 2007. Mr. Hulsey has twenty years of experience in the healthcare industry, specializing in practice management, operations management, regulatory compliance, information system design and implementation; third party contracting, and strategic planning. Mr. Hulsey is a member of the Medical Group Management Association, Healthcare Information and Management Systems Society, Emergency Department Practice Management Association, Radiology Business Managers Association, and the American Pathology Foundation.

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

George A. Dufour was appointed Senior Vice President and Chief Technology Officer in July 2001. Prior to joining CBIZ, Mr. Dufour served as Corporate Director of Information Access Services for University Hospitals Health Systems (“UHHS”), where he achieved substantial cost savings by consolidating IS resources throughout the health system. Prior to joining UHHS in 1999, Mr. Dufour served as Vice President and CIO for Akron General Health Systems. From 1986 through 1994, Mr. Dufour was with Blue Cross/Blue Shield of Ohio (“BCBSO”) and served most recently there as Director of Information Systems Development. Mr. Dufour also served as Vice President of MIS for Mutual Health Services, a subsidiary of BCBSO. Prior to BCBSO, Mr. Dufour was the Director of MIS for the Automotive Aftermarket Division of the Sherwin Williams Company. Mr. Dufour commenced his career in information technology, which includes tenures at Cook United, Cole National Corporation, General Tire & Rubber, Picker Corporation, and the Institute of Computer Management, a division of Litton Industries. Mr. Dufour is a member of the northeast Ohio chapter of Society for Information Management and the National Information Technology Alliance for Professional Services firms. Mr. Dufour currently serves on the Board of Directors of the Information Technology Alliance, is an advisory member for the Northeast Ohio CIO Symposium, a member of the Technology Advisory Committee for the Cleveland Sight Center and an advisory member of the Cleveland CIO Forum and Executive IT Summit. Mr. Dufour was awarded the 2007 Northeast Ohio CIO of the Year award from the Northeast Ohio Software Association. Mr. Dufour earned his MBA from Baldwin Wallace College.

Mark M. Waxman has served as Senior Vice President of Marketing since 2001. Mr. Waxman has over twenty-five years experience in marketing and branding. Prior to joining CBIZ, he was CEO/Creative Director of one of Silicon Valley’s most well-known advertising agencies, Carter Waxman. Most recently, he was a founding partner of SK Consulting (acquired by CBIZ in 1998) providing strategic marketing and branding services to a wide range of companies and industries. Mr. Waxman has been a featured marketing columnist and contributor to many business and trade publications, and currently serves on the Advisory Board of several Silicon Valley start ups. He also serves on the Board of Trustees of the Montalvo Center for the Arts and the West Valley Mission Foundation, and is a past Chairman of the Board of Artsopolis.com and a past Chairman of the Board of the Silicon Valley Chamber of Commerce.

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

Robert A. Bosak CPA, joined CBIZ in September 2001 and has served as Corporate Controller since April 2005. Prior to joining CBIZ, Mr. Bosak served as Corporate Controller and Director of Financial Operations for BridgeStreet Accommodations from February 1998 through June 2001. Prior to joining BridgeStreet Accommodations, Mr. Bosak was Corporate Controller of the Rock and Roll Hall of Fame and Museum, from June 1993 through February 1998. Mr. Bosak also worked in the public accounting industry with two Cleveland based firms from 1987 to 1993. Mr. Bosak is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants. Mr. Bosak currently serves as a member of the Accounting and Audit Committee, and Chairman of the Public Company subcommittee for the Ohio Society of Certified Public Accountants.

Item 11.	Executive Compensation.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2012 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2012 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2012 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

In connection with these independence determinations, the Nominating and Governance Committee and the Board of Directors considered all of the relationships between each director and CBIZ, and in particular the following relationships:

•

Rick L. Burdick, a Director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). Akin Gump performed legal work for CBIZ during 2011, 2010 and 2009 for which the firm received approximately $0.5 million, $0.8 million and $0.4 million from CBIZ, respectively. The Nominating and Governance Committee and the Board of Directors have determined that Mr. Burdick should be considered an “independent director” under the meaning of the NYSE rules, since the amounts paid to the law firm of Akin Gump for legal representation of CBIZ throughout 2011 were not collectively significant under the NYSE rules governing director independence.

•

The Committee and the Board determined that Michael H. DeGroote should not be considered an “independent director” under the meaning of the NYSE rules, primarily in light of his relationship to a significant stockholder of the Company. Mr. DeGroote is the son of Michael G. DeGroote, the beneficiary of a trust which is the largest single stockholder for the purposes of determining independence. He is also an officer or director of various privately held companies that obtain several types of insurance coverage through CBIZ. The commissions paid to CBIZ for each of the years ended December 31, 2011, 2010 and 2009 were approximately $0.1 million.

•

Richard C. Rochon, a Director of CBIZ, is also an officer or director of various entities which secured several types of insurance coverage or other services through CBIZ. However, the commissions paid to CBIZ for the purpose of securing such coverage, totaling approximately $0.2 million for the year ended December 31, 2009, do not collectively appear significant under the NYSE rules governing director independence. During 2011 and 2010, no coverage for these entities was acquired through CBIZ following the disposition of these entities by Mr. Rochon’s investment group. The business advisory and tax services provided by CBIZ to several entities in which Mr. Rochon is either an officer or director, or in which he holds or controls a significant but not controlling interest totals approximately $0.4 million for 2011. Therefore, the Nominating and Governance Committee and the Board of Directors determined that Mr. Rochon should be considered an “independent director”.

Pursuant to the Westbury Agreement entered into on September 14, 2010 by CBIZ with its largest shareholder, Westbury, a company organized by CBIZ founder Michael G. DeGroote, CBIZ purchased 7,716,669 shares of CBIZ’s common stock at $6.25 per share for a total cost of approximately $48.5 million. Pursuant to the Westbury Agreement, CBIZ also purchased an option for $5.0 million, which expires on September 30, 2013, to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury.

A number of the businesses acquired by CBIZ are located in properties that are indirectly owned by persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $0.7 million, $0.8 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, under such leases which management believes were at market rates.

Robert A. O’Byrne, President, Employee Services, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O’Byrne was an owner. During 2011 and 2010, the partnership did not receive any payments from CBIZ, and during the year ended December 31, 2009, the partnership received from CBIZ approximately $0.1 million.

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

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $5.2 million and $3.4 million as of December 31, 2011 and 2010, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

Item 14.	Principal Accounting Fees and Services.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2012 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

Exhibit No.	Description

2.1	Purchase Agreement, dated November 24, 2008, among CBIZ, Inc., CBIZ Accounting Tax & Advisory of New York, LLC, Mahoney Cohen & Company, CPA, P.C., Mahoney Cohen Consulting Corp., Mahoney Cohen Family Office Services LLC and the members of Mahoney Cohen Family Office Services LLC (filed as Exhibit 2.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 25, 2008, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 0-25890, and incorporated herein by reference).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated October 17, 1996 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-25890, dated March 31, 1997, and incorporated herein by reference).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company effective December 23, 1997 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-25890, dated February 18, 1998, and incorporated herein by reference).

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company dated September 10, 1998 (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-25890, dated March 4, 1999, and incorporated herein by reference).

3.5	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-25890, dated March 16, 2006, and incorporated herein by reference).

3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10, File No. 000-25890, and incorporated herein by reference).

Exhibit No.	Description

3.7	Amendment to Amended and Restated Bylaws of the Company dated November 1, 2007 (filed as Exhibit 3.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 1, 2007, and incorporated herein by reference).

4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 1998, File No. 000-25890, dated March 4, 1999, and incorporated herein by reference).

4.2	Employee Stock Investment Plan (filed as Exhibit 4.4 to the Company’s Report on Form S-8, File No. 000-333-62148, dated June 1, 2001, and incorporated herein by reference).

4.3	Indenture, dated as of May 30, 2006, between CBIZ, Inc. and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K, File No. 000-25890, dated May 30, 2006, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of May 30, 2006, between CBIZ, Inc. and Banc of America Securities, LLC (filed as Exhibit 4.2 to the Company’s Report on Form 8-K,
File No. 000-25890, dated May 30, 2006, and incorporated herein by reference).

4.5	Indenture, dated as of September 27, 2010, between CBIZ, Inc. and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K,
File No. 0001-32961, dated September 27, 2010, and incorporated herein by reference).

10.1†	2002 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, File No. 000-25890, dated April 1, 2002, and incorporated herein by reference).

10.2†	Severance Protection Agreement by and between the Company and Jerome P. Grisko, Jr. (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-25890, dated April 2, 2001, and incorporated herein by reference).

10.3†	Employment Agreement by and between the Company and Ware H. Grove (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000,
File No. 000-25890, dated April 2, 2001, and incorporated herein by reference).

10.4†	First Amended and Restated Employment Agreement by and between the Company and Steven L. Gerard dated March 22, 2007 (filed as Exhibit 99.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated March 23, , 2007, and incorporated herein by reference).

10.5†	Employment Agreement by and between the Company and David J. Sibits, dated April 17, 2007 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-32961, dated March 17, 2008, and incorporated herein by reference).

10.6	Credit agreement dated as of June 4, 2010 by and among CBIZ, Inc., Bank of America, N.A., as agent, lender, issuing band and swing line bank, and the other financial institutions from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated June 10, 2010, and incorporated herein by reference).

10.7	Stock and Option Purchase Agreement dated September 14, 2010, by and among Westbury (Bermuda) Ltd., Westbury Trust, Michael G. DeGroote, and CBIZ, Inc. (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 17, 2010, and incorporated herein by reference).

Exhibit No.	Description

10.8	First Amendment to Credit Agreement, dated as of September 14, 2010, by and among CBIZ, Inc., the Guarantors (as defined in the Credit Agreement), the several financial institutions from time to time party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 17, 2010, and incorporated herein by reference).

10.9	Purchase Agreement, dated as of September 21, 2010, between CBIZ, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers named in Schedule A thereto (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 27, 2010, and incorporated herein by reference).

10.10†	Amended Employment Agreement by and between the Company and Ware H. Grove, dated November 22, 2010 (filed as Exhibit 99.1 to the Company’s Report on Form 8-K,
File No. 001-32961, dated November 24, 2010, and incorporated herein by reference).

10.11	Second Amendment to the Credit Agreement, dated as of April 11, 011, by and among CBIZ, Inc., Bank of America, N.A., as administrative agent, and the other financial institutions from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 13, 2011, and incorporated herein by reference).

10.12†	CBIZ, Inc. 2002 Amended and Restated Stock Incentive Plan (Amended and Restated as of May 12, 2011), (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated August 9, 2011, and incorporated herein by reference).

21.1*	List of Subsidiaries of CBIZ, Inc.

23*	Consent of KPMG LLP

24*	Powers of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from CBIZ, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CBIZ, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBIZ, INC. (REGISTRANT)

By	/s/ WARE H. GROVE
Ware H. Grove
Chief Financial Officer
March 15, 2012

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

/s/ STEVEN L. GERARD	/s/ WARE H. GROVE
Steven L. Gerard	Ware H. Grove
Chairman and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ RICK L. BURDICK	/s/ MICHAEL H. DEGROOTE
Rick L. Burdick	Michael H. DeGroote
Director	Director

/s/ JOSEPH S. DIMARTINO	/s/ RICHARD C. ROCHON
Joseph S. DiMartino	Richard C. Rochon
Director	Director

/s/ TODD SLOTKIN	/s/ DONALD V. WEIR
Todd Slotkin	Donald V. Weir
Director	Director

/s/ BENAREE PRATT WILEY
Benaree Pratt Wiley
Director

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CBIZ, Inc.:

We have audited CBIZ, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CBIZ, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Cleveland, Ohio

March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CBIZ, Inc.:

We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011 as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Cleveland, Ohio

March 15, 2012

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(In thousands, except per share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,613	$724
Restricted cash	19,838	20,171
Accounts receivable, net	137,073	138,068
Income taxes refundable	3,898	3,684
Deferred income taxes — current	8,056	4,236
Other current assets	11,438	11,958
Assets of discontinued operations	559	640

Current assets before funds held for clients	182,475	179,481
Funds held for clients — current	109,854	73,987

Total current assets	292,329	253,468
Property and equipment, net	21,802	23,895
Deferred income taxes — non-current, net	—	837
Goodwill and other intangible assets, net	458,340	426,410
Assets of deferred compensation plan	33,585	33,361
Funds held for clients — non-current	—	10,216
Other assets	6,301	8,112

Total assets	$812,357	$756,299

LIABILITIES
Current liabilities:
Accounts payable	$34,960	$30,814
Accrued personnel costs	33,658	33,030
Notes payable — current	13,986	10,983
Convertible notes, net	—	39,250
Other current liabilities	33,579	27,321
Liabilities of discontinued operations	199	562

Current liabilities before client fund obligations	116,382	141,960
Client fund obligations	109,800	87,362

Total current liabilities	226,182	229,322
Convertible notes, net	119,778	116,577
Bank debt	145,000	118,900
Income taxes payable — non-current	4,441	5,285
Deferred income taxes — non-current, net	1,893	—
Deferred compensation plan obligations	33,585	33,361
Other non-current liabilities	21,320	23,182

Total liabilities	552,199	526,627

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 111,060 and 109,626; shares outstanding 50,036 and 50,048	1,111	1,096
Additional paid-in capital	551,205	539,389
Retained earnings	73,985	45,978
Treasury stock, 61,024 and 59,578 shares	(365,364)	(355,851)
Accumulated other comprehensive loss	(779)	(940)

Total stockholders’ equity	260,158	229,672

Total liabilities and stockholders’ equity	$812,357	$756,299

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except per share data)

	2011	2010	2009
Revenue	$733,805	$730,401	$736,787
Operating expenses	643,867	644,335	648,409

Gross margin	89,938	86,066	88,378
Corporate general and administrative expenses	31,985	29,584	30,722

Operating income	57,953	56,482	57,656
Other income (expense):
Interest expense	(17,355)	(15,308)	(13,392)
Gain on sale of operations, net	2,920	466	989
Other income, net	3,449	3,532	6,622

Total other expense, net	(10,986)	(11,310)	(5,781)

Income from continuing operations before income tax expense	46,967	45,172	51,875
Income tax expense	18,383	17,017	19,823

Income from continuing operations	28,584	28,155	32,052
Loss from operations of discontinued operations, net of tax	(591)	(2,668)	(866)
Gain (loss) on disposal of discontinued operations, net of tax	14	(973)	210

Net income	$28,007	$24,514	$31,396

Earnings (loss) per share:
Basic:
Continuing operations	$0.58	$0.49	$0.52
Discontinued operations	(0.01)	(0.07)	(0.01)

Net income	$0.57	$0.42	$0.51

Diluted:
Continuing operations	$0.58	$0.48	$0.52
Discontinued operations	(0.02)	(0.06)	(0.01)

Net income	$0.56	$0.42	$0.51

Basic weighted average common shares outstanding	49,328	57,692	61,200

Diluted weighted average common shares outstanding	49,599	58,193	61,859

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	Issued Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit / Retained Earnings	Treasury Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2008	106,789	$1,068	$508,023	$(10,155)	44,317	$(256,295)	$(1,042)	$241,599

Comprehensive income:
Net income	—	—	—	31,396	—	—	—	31,396
Foreign currency translation	—	—	—	—	—	—	(64)	(64)
Unrealized gains on available for sale securities, net of income tax expense of $214	—	—	—	—	—	—	321	321
Unrealized gains on interest rate swap, net of income tax expense of $51	—	—	—	—	—	—	86	86

Total comprehensive income								31,739
Cumulative effect of adoption of accounting for other-than-temporary impaired investments, net of income tax benefit of $149	—	—	—	223	—	—	(223)	—
Share repurchases	—	—	—	—	1,822	(13,347)	—	(13,347)
Restricted stock	385	4	(4)	—	—	—	—	—
Stock options exercised	364	4	1,317	—	—	—	—	1,321
Share-based compensation	—	—	4,754	—	—	—	—	4,754
Tax benefit from employee share plans	—	—	478	—	—	—	—	478
Business acquisitions	537	5	4,069	—	—	—	—	4,074

December 31, 2009	108,075	$1,081	$518,637	$21,464	46,139	$(269,642)	$(922)	$270,618

Comprehensive income:
Net income	—	—	—	24,514	—	—	—	24,514
Foreign currency translation	—	—	—	—	—	—	(71)	(71)
Unrealized losses on available for sale securities, net of income tax benefit of $38	—	—	—	—	—	—	(57)	(57)
Unrealized gains on interest rate swap, net of income tax expense of $64	—	—	—	—	—	—	110	110

Total comprehensive income								24,496
Issuance of convertible notes, net of taxes of $5,024	—	—	8,555	—	—	—	—	8,555
Share repurchases	—	—	—	—	13,439	(86,209)	—	(86,209)
Restricted stock	379	3	(3)	—	—	—	—	—
Stock options exercised	304	3	1,217	—	—	—	—	1,220
Share-based compensation	—	—	5,306	—	—	—	—	5,306
Tax benefit from employee share plans	—	—	54	—	—	—	—	54
Business acquisitions	868	9	5,623	—	—	—	—	5,632

December 31, 2010	109,626	$1,096	$539,389	$45,978	59,578	$(355,851)	$(940)	$229,672

Comprehensive income:
Net income	—	—	—	28,007	—	—	—	28,007
Foreign currency translation	—	—	—	—	—	—	(65)	(65)
Unrealized gains on available for sale securities, net of income tax expense of $276	—	—	—	—	—	—	638	638
Unrealized losses on interest rate swap, net of income tax benefit of $242	—	—	—	—	—	—	(412)	(412)

Total comprehensive income								28,168
Share repurchases	—	—	—	—	1,446	(9,513)	—	(9,513)
Restricted stock	483	6	(6)	—	—	—	—	—
Stock options exercised	220	2	766	—	—	—	—	768
Share-based compensation	—	—	5,954	—	—	—	—	5,954
Tax benefit from employee share plans	—	—	76	—	—	—	—	76
Business acquisitions	731	7	5,026	—	—	—	—	5,033

December 31, 2011	111,060	$1,111	$551,205	$73,985	61,024	$(365,364)	$(779)	$260,158

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$28,007	$24,514	$31,396
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations activities, net of tax	577	3,640	656
Gain on sale of operations, net	(2,920)	(466)	(989)
Loss on redemption of convertible bonds	—	1,996	—
Asset impairments	—	263	—
Depreciation and amortization expense	20,345	20,332	20,496
Amortization of discount on notes and deferred financing costs	4,820	5,462	4,843
Amortization of discount on contingent earnout liability	186	177	—
Provision for credit losses and bad debt, net of recoveries	6,559	4,453	7,765
Adjustment to contingent earnout liability	(3,479)	(1,516)	—
Deferred income taxes	(2,899)	(2,079)	245
Employee stock awards	5,954	5,306	4,754
Excess tax benefits from share based payment arrangements	(76)	(54)	(478)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	333	(416)	524
Accounts receivable, net	(1,570)	(12,763)	(10,464)
Other assets	448	1,301	155
Accounts payable	4,212	5,312	(2,365)
Income taxes payable	(1,176)	(1,054)	(86)
Accrued personnel costs	560	(1,259)	(6,088)
Other liabilities	(1,019)	2,819	(1,602)

Net cash provided by continuing operations	58,862	55,968	48,762
Operating cash flows (used in) provided by discontinued operations	(593)	(2,641)	1,004

Net cash provided by operating activities	58,269	53,327	49,766

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(27,515)	(49,402)	(20,185)
Purchases of client fund investments	(19,643)	(15,840)	(9,500)
Proceeds from the sales and maturities of client fund investments	11,507	10,700	—
Proceeds on sales of divested and discontinued operations	1,036	8,060	895
Net decrease in funds held for clients	(16,734)	19,052	24,698
Additions to property and equipment, net	(4,259)	(2,682)	(4,039)
Other	36	(1)	402
Investing cash flows used in discontinued operations	—	—	(63)

Net cash used in investing activities	(55,572)	(30,113)	(7,792)

Cash flows from financing activities:
Proceeds from bank debt	484,150	554,955	429,345
Payment of bank debt	(458,050)	(546,055)	(444,345)
Proceeds from issuance of convertible notes	—	130,000	—
Repurchase of convertible notes	(39,250)	(60,000)	—
Payment for acquisition of treasury stock	(9,513)	(86,209)	(13,347)
Net decrease in client funds obligations	22,438	(13,912)	(15,359)
Payment of contingent consideration of acquisitions	(1,824)	(2,971)	—
Proceeds from exercise of stock options	768	1,220	1,321
Payment of notes payable and capitalized leases, net	—	(154)	(274)
Deferred financing costs	(603)	(6,596)	(37)
Excess tax benefit from exercise of stock awards	76	54	478

Net cash used in financing activities	(1,808)	(29,668)	(42,218)

Net increase (decrease) in cash and cash equivalents	889	(6,454)	(244)
Cash and cash equivalents at beginning of year	724	7,178	7,422

Cash and cash equivalents at end of year	$1,613	$724	$7,178

See the accompanying notes to the consolidated financial statements

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

Fees earned by CBIZ under the ASAs are recorded as revenue (at net realizable value) in the consolidated statements of operations and were approximately $109.1 million, $110.1 million and $108.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, a majority of which was related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis. Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks.

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

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Reclassifications

Certain amounts in the 2010 and 2009 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term highly liquid investments with an original maturity of three months or less at the date of purchase.

Restricted Cash

Funds held by CBIZ in relation to its capital and investment advisory services are recorded in restricted cash, as those funds are restricted in accordance with applicable Financial Industry Regulatory Authority regulations. Funds on deposit from clients in connection with the pass-through of insurance premiums to the carrier are also recorded in restricted cash; the related liability for these funds is recorded in accounts payable. Funds held in escrow related to sales of operations are also classified as restricted cash.

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

Funds Held for Clients are reported as current and non-current assets, as appropriate, based upon characteristics of the underlying investments, and Client Fund Obligations are reported as current liabilities. If the par value of investments held does not approximate fair value, the balance in Funds Held for Clients may not be equal to the balance in Client Fund Obligations. The amount of collected but not yet remitted funds may vary significantly during the year. Funds Held for Clients include cash, overnight investments and corporate and municipal bonds.

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

Goodwill

CBIZ utilizes the acquisition method of accounting for all business combinations. In accordance with generally accepted accounting principles, goodwill is not amortized, but rather is tested for impairment annually, or in

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. CBIZ tests for impairment of its goodwill during the fourth quarter of each calendar year. See Note 4 for additional discussion regarding goodwill impairment testing.

Long-Lived Assets

Long-lived assets primarily include property and equipment and intangible assets, which primarily consist of client lists and non-compete agreements. The intangible assets are amortized over their expected periods of benefit, which generally ranges from two to ten years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or groups of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis or market comparable method. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

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

A valuation allowance is provided when it is more-likely-than-not that some portion of a deferred tax asset will not be realized. CBIZ determines valuation allowances based on all available evidence. Such evidence includes historical results, the reversal of deferred tax liabilities, expectations of future consolidated and/or separate company profitability and the feasibility of tax-planning strategies. Determining valuation allowances includes significant judgment by management, and different judgments could yield different results.

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

Financial Services — Revenue primarily consists of fees for services rendered to the Company’s client for accounting services, preparation of tax returns, consulting services, compliance projects, services pursuant to administrative service agreements (described under “Principles of Consolidation”), and valuation services including fairness opinions, business plans, litigation support, purchase price allocations and derivative valuations. Clients are billed for these services based upon a time and expense model, a predetermined agreed-upon fixed fee, or as a percentage of savings.

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

•

Commissions Revenue — Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from the insured (agency or indirect billing) are recognized as of the later of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the data necessary from the carriers to properly record revenue becomes available; and life insurance commissions are recognized when the policy becomes effective. Commission revenue is reported net of sub-broker commissions, and reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

Commissions which are based upon certain performance targets are recognized at the earlier of written notification that the target has been achieved or cash collection.

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

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

recognized on a straight-line basis over the life of the engagement as services are performed throughout the term of the contract period of the arrangement. Revenue associated with success fee transactions is recognized when the transaction is completed.

Operating Expenses

Operating expenses represent costs of service and other costs incurred to operate CBIZ’s business units and are primarily comprised of personnel costs and occupancy related expenses. Personnel costs include base compensation, commissions, payroll taxes, gains or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include share-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized. Total personnel costs were $475.7 million, $481.7 million and $482.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $44.4 million, $45.5 million, and $45.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Share-Based Awards

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 (“ASU 2011-08”) “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more likely-than-not that the fair value of a reporting unit is less than its carrying value, the

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

quantitative two-step impairment test is required; otherwise, no further testing is required. The more likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for annual periods beginning after December 15, 2011 with early adoption permitted. For the annual impairment tests performed during the fourth quarter of 2011, CBIZ adopted the provisions of ASU 2011-08.

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

2.	Accounts Receivable, Net

Accounts receivable balances at December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Trade accounts receivable	$113,143	$119,205
Unbilled revenue, at net realizable value	33,150	29,483

Total accounts receivable	146,293	148,688
Allowance for doubtful accounts	(9,220)	(10,620)

Accounts receivable, net	$137,073	$138,068

3.	Property and Equipment, Net

Property and equipment, net at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Buildings and leasehold improvements	$19,155	$17,274
Furniture and fixtures	23,858	23,662
Capitalized software	44,035	43,787
Equipment	18,899	18,399

Total property and equipment	105,947	103,122
Accumulated depreciation and amortization	(84,145)	(79,227)

Property and equipment, net	$21,802	$23,895

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009
Operating expenses	$6,239	$6,924	$7,349
Corporate general and administrative expenses	339	376	504

Total depreciation and amortization expense	$6,578	$7,300	$7,853

Included in total depreciation and amortization expense is amortization of capitalized software of $2.0 million, $2.2 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

4.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Goodwill	$377,281	$344,086
Intangibles:
Client lists	128,537	117,029
Other intangibles	9,826	9,506

Total intangibles	138,363	126,535

Total goodwill and other intangibles assets	515,644	470,621
Accumulated amortization:
Client lists	(50,969)	(39,206)
Other intangibles	(6,335)	(5,005)

Total accumulated amortization	(57,304)	(44,211)

Goodwill and other intangible assets, net	$458,340	$426,410

Goodwill

Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	Financial Services	Employee Services	Medical Management Professionals	National Practices	Total Goodwill
December 31, 2009	$158,255	$71,424	$59,775	$1,666	$291,120
Additions	45,186	7,708	72	—	52,966
Divestitures	—	—	—	—	—

December 31, 2010	$203,441	$79,132	$59,847	$1,666	$344,086
Additions	30,002	5,645	—	—	35,647
Divestitures	(280)	(2,172)	—	—	(2,452)

December 31, 2011	$233,163	$82,605	$59,847	$1,666	$377,281

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Businesses acquired during 2011 resulted in additions to goodwill of approximately $16.9 million, of which $11.2 million recorded in the Financial Services practice group related to the acquisitions of Thompson Dunavant PLC and Gresham Smith LLC, and $5.7 million recorded in the Employee Services practice group related to the acquisitions of Multiple Benefit Services, Inc. and Advantage Benefit Planning. Businesses acquired during 2010 resulted in additions to goodwill of approximately $34.0 million, of which $28.6 million recorded in the Financial Services practice group related to the acquisitions of Goldstein Lewin & Company and Kirkland, Russ, Murphy & Tapp P.A., and $5.4 million recorded in the Employee Services practice group related to the acquisitions of National Benefit Alliance and South Winds, Inc. The remaining increases in goodwill during 2011 and 2010 were a result of contingent purchase price earned by businesses acquired in prior years. Refer to Note 19 for further discussion of acquisition activities. Businesses divested during the year ended December 31, 2011 resulted in decreases to goodwill of $2.5 million. The divestiture of the Company’s individual wealth management business, which was recorded in the Employee Services practice group, resulted in a $2.2 million decrease in goodwill, and the divestiture of a business previously reported in the Financial Services practice group resulted in a $0.3 million decrease in goodwill.

Goodwill Impairment

During the fourth quarter of 2011, CBIZ early adopted the principles of ASU 2011-08 in order to complete its goodwill impairment tests. In accordance with ASU 2011-08, CBIZ based its goodwill impairment testing on a qualitative assessment for each of its reporting units that carried a goodwill balance. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, the Company’s weighted average cost of capital, changes in management and key personnel, the Company’s price of its common stock, as well as other drivers of a fair value analysis. As a result of the Company’s qualitative assessment, it was concluded that it was more-likely-than-not that the fair value of each of its reporting units was greater than its carrying value.

As part of the goodwill impairment testing that was performed in the fourth quarter of 2010, it was noted that two reporting units, CBIZ Payroll and Medical Management Professionals (“MMP”), were tested in detail applying Step One procedures due to a decline in the performance of each reporting unit. The Step One procedures utilized a combination of the discounted cash flow method (income approach) and the market comparable method (market approach). As a result of the Step One procedures in the fourth quarter of 2010, it was concluded that these two reporting units were not impaired and the fair value of each reporting unit exceeded its carrying value by at least 25%. During the goodwill impairment testing in the fourth quarter of 2011, these two reporting units were closely analyzed. CBIZ Payroll financial results have improved over the past year and is expected to continue to improve during 2012 and beyond, thus CBIZ Payroll is not considered to be at risk for impairment. However, MMP has continued to face economic pressures. Several cost cutting measures were put into place during the year ended December 31, 2011 to mitigate the MMP pricing and performance pressures. Taking into consideration the Company’s efforts to control costs and obtain market share, as well as the other qualitative factors that were described above as part of the fourth quarter 2011 goodwill impairment testing procedures, the Company has concluded that the fair value of MMP is more-likely-than-not to be greater than its carrying value.

Client Lists and Other Intangibles

At December 31, 2011, the weighted average amortization period remaining for total intangible assets was 5.2 years. Client lists are amortized over their expected periods of benefit not to exceed ten years, and had a weighted-average amortization period of 5.2 years remaining at December 31, 2011. Other intangibles, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years, and had a weighted-average amortization period of 4.1 years remaining at December 31, 2011.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Amortization expense related to client lists and other intangible assets for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009
Operating expenses	$13,750	$13,016	$12,476
Corporate general and administrative expenses	17	16	167

Total amortization expense	$13,767	$13,032	$12,643

Amortization expense for existing client lists and other intangible assets for each of the next five years ending December 31 is estimated to be (in thousands):

2012	$13,913

2013	$12,931

2014	$12,371

2015	$11,565

2016	$10,053

Future amortization expense excludes the impact of events that may occur subsequent to December 31, 2011, including acquisitions and divestitures.

5.	Financial Instruments

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

Bonds

CBIZ held corporate and municipal bonds with par values totaling $29.4 million and $14.6 million at December 31, 2011 and 2010, respectively. All bonds are investment grade and are classified as available-for-sale. CBIZ’s bonds have maturity dates or callable dates ranging from January 2012 through December 2016, and are included in “Funds held for clients — current” on the consolidated balance sheets based

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Fair value at January 1	$15,255	$9,500
Purchases	19,643	15,840
Sales	(3,000)	(5,935)
Maturities and calls	(1,916)	(4,765)
Increase in bond premium	914	615
Gain from fair market value adjustment	27	—

Fair value at December 31	$30,923	$15,255

Auction Rate Securities (“ARS”)

During the year ended December 31, 2011, CBIZ sold its three investments in ARS and recorded a loss of approximately $0.1 million in “Other income (loss), net” on the consolidated statements of operations. At December 31, 2011, CBIZ had no remaining investments in ARS.

At December 31, 2010, CBIZ held three investments in ARS with par values totaling $13.4 million and fair values totaling $10.2 million. The difference between par value and fair value for two of the ARS were deemed to be temporary and were recorded as unrealized losses in other comprehensive loss (“OCL”), net of tax. The decline in fair value of the remaining ARS was determined to be other-than-temporary, thus losses associated with this ARS were bifurcated into either credit loss or other market impairment. Credit losses were recorded in “Other income, net” on the consolidated statements of operations, and other market impairment was recorded as unrealized losses in OCL, net of tax. Due to the failed auctions and the uncertainty regarding the liquidity of these securities, CBIZ classified its investments in auction-rate securities as funds held for clients – non-current in the consolidated balance sheets as of December 31, 2010. The maturity dates for these ARS investments ranged from October, 2037 through February, 2042. See Note 6 for further discussion regarding the ARS and related fair values.

Interest Rate Swaps

CBIZ uses interest rate swaps to manage interest rate risk exposure primarily through converting portions of floating rate debt under the credit facility to a fixed rate basis. These agreements involved the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. CBIZ does not enter into derivative instruments for trading or speculative purposes.

Each of CBIZ’s interest rate swaps was designated as a cash flow hedge. Accordingly, the interest rate swaps were recorded as either assets or liabilities in the consolidated balance sheets at fair value. Changes in fair value were recorded as a component of accumulated other comprehensive loss (“AOCL”), net of tax, to the extent the swaps were effective. Amounts recorded to AOCL were reclassified to interest expense as interest on the underlying debt was recognized. Amounts due related to the swaps were recorded as adjustments to interest expense when incurred or payable.

At inception, the critical terms of the interest rate swaps matched the underlying risks being hedged, and as such the interest rate swaps were expected to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The interest rate swaps were assessed for

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

effectiveness and continued qualification for hedge accounting on a quarterly basis. For the twelve months ended December 31, 2011 and 2010, all interest rate swaps were deemed to be highly effective.

As a result of the use of derivative instruments, CBIZ was exposed to risks that the counterparties would fail to meet their contractual obligations. To mitigate the counterparty credit risk, CBIZ only entered into contracts with selected major financial institutions based upon their credit ratings and other factors, and continually assessed the creditworthiness of counterparties. At December 31, 2011 and 2010, all of the counterparties to CBIZ’s interest rate swaps had investment grade ratings. There were no credit risk-related contingent features in CBIZ’s interest rate swaps nor did the swaps contain provisions under which the Company would be required to post collateral.

At December 31, 2011 and 2010, each of the interest rate swaps was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swaps and their classification on the consolidated balance sheets at December 31, 2011 and December 31, 2010 (in thousands).

	December 31, 2011
	Notional Amount	Fair Value(c)	Balance Sheet Location
Interest rate swaps(a)	$40,000	$(670)	Other non-current liabilities

	December 31, 2010
	Notional Amount	Fair Value(c)	Balance Sheet Location
Interest rate swaps(b)	$20,000	$(16)	Other current liabilities

(a)	Represents interest rate swap with a notional value of $40.0 million, of which $25.0 million will expire in June 2014 and the remaining $15.0 million will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and receives interest that varies with the three-month LIBOR.

(b)	Represents two interest rate swaps, each with a notional value of $10.0 million and terms of two years that expired in January, 2011. Under the terms of the interest rate swaps, CBIZ paid interest at a fixed rate of 1.55% and 1.59%, respectively, plus applicable margin under the credit agreement, and received or paid interest that varied with the three-month LIBOR.

(c)	See additional disclosures regarding fair value measurements in Note 6.

The following table summarizes the effects of interest rate swaps on CBIZ’s consolidated statements of operations for the twelve months ended December 31, 2011 and 2010 (in thousands).

	(Loss) Gain Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2011	2010	2011	2010	Location
Interest rate swaps	$(412)	$110	$266	$252	Interest expense

6.	Fair Value Measurements

The valuation hierarchy under GAAP categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

The following table summarizes CBIZ’s assets and liabilities at December 31, 2011 and 2010 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	December 31, 2011	December 31, 2010
Deferred compensation plan assets	1	$33,585	$33,361
Corporate and municipal bonds	1	$30,923	$15,255
Interest rate swaps	2	$(670)	$(16)
Auction rate securities	3	$—	$10,216
Contingent purchase price liabilities	3	$(25,325)	$(17,265)

For the years ended December 31, 2011 and 2010, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the years ended December 31, 2011 and 2010 (pre-tax basis, in thousands):

	Auction Rate Securities	Contingent Purchase Price Payable
Beginning balance — January 1, 2010	$10,545	$(5,575)
Additions from business acquisitions	—	(16,327)
Payment of contingent purchase price payable	—	3,298
Impairment included in other income, net	(263)	—
Unrealized losses included in accumulated other comprehensive loss	(68)	—
Change in fair value of contingency	—	1,516
Change in net present value of contingency	—	(177)
Increase in expected cash flows of OTTI investment	2	—

Balance — December 31, 2010	$10,216	$(17,265)

Additions from business acquisitions	—	(13,404)
Sales of auction rate securities	(10,980)	—
Payment of contingent purchase price payable	—	2,051
Unrealized gains included in accumulated other comprehensive loss	664	—
Change in fair value of contingency	—	3,479
Change in net present value of contingency	—	(186)
Increase in expected cash flows of OTTI investment	100	—

Balance — December 31, 2011	$—	$(25,325)

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Auction Rate Securities — During the year ended December 31, 2011, CBIZ sold all of its investments in ARS and as a result, realized a gain of approximately $0.1 million in “Other income, net” and reversed prior period unrealized losses of $0.7 million. Prior to the sale of the remaining ARS, CBIZ classified its investments in ARS as Level 3 due to the lack of quoted prices from broker-dealers and the inactive markets for ARS. Accordingly, a fair value assessment of these securities was performed on each security based on a discounted cash flow model utilizing various assumptions that included maximum interest rates for each issue, probabilities of successful auctions, failed auctions or default, the timing of cash flows, the quality and level of collateral of the securities, and the rate of recovery from bond insurers in the event of default.

At December 31, 2010, CBIZ held three investments in ARS with par values totaling $13.4 million. For two of the ARS, the declines in fair values were considered to be temporary. At December 31, 2010, the par value and fair value of these two ARS was $8.4 million and $7.7 million, respectively. The decrease in fair value of $0.1 million during the year ended December 31, 2010 was recorded as unrealized losses in other comprehensive loss, net of tax. For both of these ARS investments, CBIZ determined that the impairment was temporary due to dislocation in the credit markets, the quality of the investments and their underlying collateral, and the probability of a passed auction or redemption in the future, considering the issuers’ ability to refinance if necessary. These two ARS with temporary declines in fair value were classified as “Funds held for clients — non-current”, as CBIZ expected to sell these investments upon the anticipated recovery of par value. The par value of the remaining ARS was $5.0 million and the carrying value was $2.5 million at December 31, 2010. The decline in fair value of $0.3 million in 2010 was determined to be other-than-temporary and was due to the credit worthiness of the underlying bond issuer. Accordingly, CBIZ recorded an impairment charge totaling $0.3 million, which was included in “Other income, net” for the year ended December 31, 2010.

The following table provides a rollforward of the pre-tax credit losses recognized in earnings related to this ARS for the twelve months ended December 31, 2011 and 2010 (in thousands):

Accumulated Credit Losses
Balance at January 1, 2010	$1,871
Additions related to OTTI losses not previously recognized	—
Reductions due to sales	—
Reductions due to change in intent or likelihood of sale	—
Additions due to increases in previously recognized OTTI losses	263
Reductions due to increases in expected cash flows	(2)

Balance at December 31, 2010	$2,132
Cumulative adjustment to retained earnings at adoption	—
Additions related to OTTI losses not previously recognized	—
Reductions due to sales	—
Reductions due to sales of OTTI investment	(2,256)
Additions due to increases in previously recognized OTTI losses	124
Reductions due to increases in expected cash flows	—

Balance at December 31, 2011	$—

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

All ARS with temporary impairments have been in a continuous unrealized loss position for greater than twelve months. The following table provides additional information with regards to the ARS with temporary impairments (in thousands):

	December 31, 2011		December 31, 2010
	12 Months or Greater		12 Months of Greater
Description of Security	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities	$—	$—	$7,716	$664

Contingent Purchase Price Payable—Contingent purchase price liabilities result from business acquisitions made after January 1, 2009, and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. The contingent purchase price liabilities are included in “Other current liabilities” and “Accrued expenses — non-current”, depending on the expected settlement date. As a result of business acquisitions, CBIZ increased its contingent purchase price payable by $13.4 million and $16.3 million during the years ended December 31, 2011 and 2010, respectively. Reductions to the payable are due to payments made of $2.1 million and $3.3 million for the years ended December 31, 2011 and 2010, respectively, and adjustments of $3.5 million and $1.5 million for the years ended December 31, 2011 and 2010, respectively, as a result of a change in the estimate of future contingent liabilities.

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Notes	$750	$750	$39,250	$40,050
2010 Notes	$119,028	$141,690	$116,577	$141,670

Although the trading of CBIZ’s 2006 Notes and 2010 Notes is limited, the fair value was determined based upon their most recent quoted market price. The Notes are carried at face value less any unamortized debt discount. See Note 8 for further discussion of CBIZ’s debt instruments.

7.	Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2011	2010	2009
United States	$46,790	$44,993	$51,703
Foreign (Canada)	177	179	172

Total	$46,967	$45,172	$51,875

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Income tax expense (benefit) included in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009
Continuing operations:
Current:
Federal	$17,645	$15,789	$17,092
Foreign	34	68	64
State and local	3,709	3,232	2,523

Total	21,388	19,089	19,679
Deferred:
Federal	(2,580)	(2,137)	422
State and local	(425)	65	(278)

Total	(3,005)	(2,072)	144

Total income tax expense from continuing operations	18,383	17,017	19,823
Discontinued operations:
Operations of discontinued operations:
Current	(472)	(1,733)	(790)
Deferred	106	(7)	101

Total	(366)	(1,740)	(689)
Gain (loss) on sale of discontinued operations:
Current	193	(812)	140

Total income tax benefit from discontinued operations	(173)	(2,552)	(549)

Total income tax expense	$18,210	$14,465	$19,274

The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2011	2010	2009
Tax at statutory rate (35%)	$16,438	$15,810	$18,156
State taxes (net of federal benefit)	2,044	1,875	1,624
Business meals and entertainment — non-deductible	659	627	663
Reserves for uncertain tax positions	(813)	(1,359)	(304)
Other, net	55	64	(316)

Provision for income taxes from continuing operations	$18,383	$17,017	$19,823

Effective income tax rate	39.1%	37.7%	38.2%

The income tax benefits associated with the exercise of non-qualified stock options and restricted stock awards and reflected in additional paid-in-capital were $0.1 million, $0.1 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010, were as follows (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards .	$2,807	$2,434
Allowance for doubtful accounts	2,484	2,510
Employee benefits and compensation	20,773	19,590
Lease costs	3,667	3,835
State tax credit carryforwards	2,443	2,407
Asset impairments	—	1,272
Installment sales	1,166	1,855
Other deferred tax assets	2,104	2,549

Total gross deferred tax assets	35,444	36,452
Less: valuation allowance	(2,363)	(2,271)

Total deferred tax assets, net	$33,081	$34,181

Deferred tax liabilities:
Property and equipment depreciation	$434	$1,111
Accrued interest	10,611	16,649
Client list amortization	6,070	5,325
Goodwill and other intangibles	7,897	5,528
Other deferred tax liabilities	1,906	495

Total gross deferred tax liabilities	$26,918	$29,108

Net deferred tax asset	$6,163	$5,073

CBIZ has established valuation allowances for portions of the state net operating loss (“NOL”) carryforwards and state income tax credit carryforwards at December 31, 2011 and December 31, 2010. The net increase in the valuation allowance for the year ended December 31, 2011 of $0.1 million primarily related to changes in the valuation allowance for state income tax credit carryforwards. The net decrease in the valuation allowance for the year ended December 31, 2010 of $1.1 million primarily related to changes in the valuation allowances for state NOL carryforwards.

In assessing the realizability of deferred tax assets, management considers all available positive and negative evidence, including projected future taxable income, scheduled reversal of deferred tax liabilities, historical financial operations and tax planning strategies. Based upon review of these items, management believes it is more-likely-than-not that the Company will realize the benefits of these deferred tax assets, net of the existing valuation allowances.

CBIZ and its subsidiaries file income tax returns in the United States, Canada, and most state jurisdictions. In October 2010, the Internal Revenue Service completed its audit of the Company’s 2007 federal income tax return. The Company received a refund of $0.2 million in early 2011 related to the settlement of the audit. CBIZ’s federal income tax returns for years ending prior to January 1, 2008 are no longer subject to examination. With limited exceptions, CBIZ’s state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2007 and January 1, 2006, respectively.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The availability of NOL’s is reported as deferred tax assets, net of applicable valuation allowances, in the accompanying consolidated balance sheets. At December 31, 2011, the Company has state net operating loss carryforwards of $60.0 million, state tax credit carryforwards of $2.4 million and an alternative minimum tax credit carryforward of $0.1 million. The state net operating loss carryforwards expire on various dates between 2012 and 2029 and the state tax credit carryforwards expire on various dates between 2018 and 2026. The alternative minimum tax credit carryforward has no expiration date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Balance at January 1	$4,794	$6,103	$6,254
Additions for tax positions of the current year	188	725	229
Additions for tax positions of prior years	103	—	—
Reclassification from other balance sheet accounts	—	—	193
Reductions for tax positions of prior years	(260)	—	—
Settlements	—	(217)	(196)
Lapse of statutes of limitation	(846)	(1,817)	(377)

Balance at December 31	$3,979	$4,794	$6,103

Included in the balance of unrecognized tax benefits at December 31, 2011, are $3.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. CBIZ expects reductions in the liability for unrecognized tax benefits of approximately $0.9 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, the Company is unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.

CBIZ recognizes interest income, interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. During 2011, the Company accrued interest expense of $0.2 million and, as of December 31, 2011, had recognized a liability for interest expense and penalties of $0.3 million and $0.1 million, respectively, relating to unrecognized tax benefits. During 2010 the Company accrued interest expense of $0.2 million and, as of December 31, 2010, had recognized a liability for interest expense and penalties of $0.4 million and $0.1 million, respectively, relating to unrecognized tax benefits.

8.	Borrowing Arrangements

CBIZ has two primary debt arrangements at December 31, 2011 that provide the Company with the capital to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million and a $275 million unsecured credit facility. A third debt arrangement, the 2006 Convertible Senior Subordinated Notes (“2006 Notes”), has been significantly reduced as a result of the repurchase of most of the outstanding 2006 Notes, as is discussed more fully below.

2010 Convertible Senior Subordinated Notes

On September 27, 2010, CBIZ sold and issued $130.0 million of 2010 Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2010 Notes are direct, unsecured, senior

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at December 31, 2011 and 2010 were as follow (in thousands):

	2011	2010
Principal amount of notes	$130,000	$130,000
Unamortized discount	(10,972)	(13,423)

Net carrying amount	$119,028	$116,577

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount on the liability component of the 2010 Notes is being amortized using the effective interest method based upon an annual effective rate of 7.5%, which represents the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over the term of the 2010 Notes which is five years from the date of issuance. At December 31, 2011, the unamortized discount had a remaining amortization period of approximately 45 months.

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

On September 27, 2010, concurrent with the closing of the 2010 Notes, CBIZ repurchased $60.0 million of the 2006 Notes. The 2006 Notes were purchased at par through privately negotiated transactions and resulted in a non-cash pre-tax loss of approximately $2.0 million, primarily as a result of the write-off of the unamortized discount and the unamortized deferred debt costs related to the $60.0 million of 2006 Notes. The $2.0 million pre-tax loss was recorded in other income, net in the consolidated statements of operations for the twelve months ended December 31, 2010. On June 1, 2011, the note holders provided notice to the Company to redeem an additional $39.3 million of the 2006 Notes. The 2006 Notes were settled in cash for the principal amount and any accrued and unpaid interest. The remaining $750,000 of 2006 Notes may be redeemed by CBIZ at any time until the due date of June 1, 2026. In addition, holders of the 2006 Notes will have the right to require CBIZ to repurchase for cash all or a portion of their 2006 Notes on June 1, 2016 and June 1, 2021, at a repurchase price equal to 100% of the principal amount of the 2006 Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including, the date of repurchase. At December 31, 2011, the 2006 Notes were classified as a non-current liability since the remaining note holders cannot cause the redemption of their notes until June 1, 2016.

CBIZ separately accounts for the debt and equity components of the 2006 Notes. The carrying amount of the debt and equity components at December 31, 2011 and 2010 were as follow (in thousands):

	2011	2010
Principal amount of notes	$750	$40,000
Unamortized discount	—	(750)

Net carrying amount	$750	$39,250

Additional paid-in-capital, net of tax	$11,425	$11,425

For the twelve months ended December 31, 2011 and 2010, CBIZ recognized interest expense on the 2010 Notes and the 2006 Notes as follows (in thousands):

	2011	2010
Contractual coupon interest	$6,873	$4,290
Amortization of discount	3,201	4,210
Amortization of deferred financing costs	809	630

Total interest expense	$10,883	$9,130

Bank Debt

Effective June 4, 2010, CBIZ entered into a new credit agreement with Bank of America as agent for a group of seven participating banks under which CBIZ maintains a $275 million unsecured credit facility (“credit facility”). On September 14, 2010, CBIZ amended its credit facility to allow CBIZ to consummate the buy back and option transactions with CBIZ’s largest shareholder (see Note 14), to issue new senior subordinated convertible notes (see 2010 Notes above), and use up to $30 million of the proceeds from the new convertible notes to repurchase shares of common stock concurrent with the new convertible note transaction. In addition, the amendment increased the total and senior leverage ratios to accommodate these transactions and also to allow CBIZ to

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

continue its strategic growth strategy which includes future acquisitions. On April 11, 2011, the credit facility was further amended to extend the maturity date one year to June 2015, reduce interest on outstanding balances, reduce commitment fees on the unused amount, and adjust the leverage ratio limits to provide CBIZ with more flexibility.

The balance outstanding under the credit facility was $145.0 million and $118.9 million at December 31, 2011 and 2010, respectively. Rates for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Weighted average rates	3.27%	3.66%

Range of effective rates	2.43% - 5.75%	2.71% - 6.40%

CBIZ had approximately $53.5 million of available funds under the credit facility at December 31, 2011. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit and outstanding borrowings on the credit facility. Under the credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.

The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The credit facility is subject to certain financial covenants that may limit CBIZ’s ability to borrow up to the total commitment amount. Covenants require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. As of December 31, 2011, CBIZ believes it is in compliance with its debt covenants. The credit facility also places restrictions on CBIZ’s ability to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. According to the terms of the credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated.

9.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Net unrealized gains (losses) on available-for-sale securities, net of income tax expense (benefit) of $14 and ($266), respectively	$20	$(394)
Cumulative effect of adoption of accounting for other-than-temporary impaired investments, net of income tax benefit of $149	—	(223)
Net unrealized loss on interest rate swap, net of income tax benefit of $248 and $5, respectively	(422)	(11)
Foreign currency translation	(377)	(312)

Accumulated other comprehensive loss	$(779)	$(940)

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

10.	Lease Commitments

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Future minimum cash commitments under operating leases as of December 31, 2011 were as follows (in thousands):

Year Ending December 31,	Gross Operating Lease Commitments(1)	Sub-Leases(2)	Net Operating Lease Commitments(1)
2012	$38,599	$4,167	$34,432
2013	32,412	1,353	31,059
2014	24,283	1,064	23,219
2015	20,683	867	19,816
2016	18,838	699	18,139
Thereafter	25,348	—	25,348

Total	$160,163	$8,150	$152,013

(1)	Includes lease commitments accrued in the consolidation and integration reserve as of December 31, 2011 as further described in Note 12.

(2)	A substantial portion of the sub-leases relate to restructuring lease obligations and are reflected in the consolidation and integration reserve as further described in Note 12.

Rent expense for continuing operations (excluding consolidation and integration charges) incurred under operating leases was $38.8 million, $39.8 million and $40.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Rent expense does not necessarily reflect cash payments, as further described under “Operating Leases” in Note 1.

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

Indemnifications

CBIZ has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which CBIZ customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2011, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2011, 2010 and 2009, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $2.5 million and $3.0 million at December 31, 2011 and 2010, respectively. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $1.6 million and $1.5 million at December 31, 2011 and 2010, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $5.2 million and $3.4 million at December 31, 2011 and 2010, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

Self-Funded Health Insurance

CBIZ maintains a self-funded comprehensive health benefit plan. Total expenses under this program are limited by stop-loss coverages on individually large claims. A third party administrator processes claims and payments, and CBIZ assumes responsibility for funding the plan benefits out of general assets. Employees partially contribute to the costs of covered benefits through premium charges, deductibles and co-pays.

The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments and higher costs incurred if circumstances differ from the assumptions used in estimating the liability. The liability for the self-funded health insurance plan is included in other current liabilities in the consolidated balance sheets and was $2.7 million and $3.4 million at December 31, 2011 and 2010, respectively. CBIZ’s healthcare costs include health claims, administration fees to third-party administrators and premiums for stop-loss coverage.

Legal Proceedings

In May, June, July, August and September of 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the United States District Court for the District of Arizona (Robert Facciola, et al v. Greenberg Traurig LLP, et al.) and in the Superior Court for Maricopa County Arizona (Victims Recovery, LLC v. Greenberg Traurig LLP,

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

et al.; Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al.; Mary Marsh, et al v. Greenberg Traurig LLP, et al.; and ML Liquidating Trust v. Mayer Hoffman McCann PC, et al.), respectively. The Maricopa County cases were removed to the United States District Court or Bankruptcy Court and all, have since been remanded to the Superior Court for Maricopa County. Additionally, in November 2009, CBIZ MHM, LLC was named as a defendant in the United States District Court for the District of Arizona (Jeffery C. Stone v. Greenberg Traurig LLP, et al.). The Stone case has been voluntarily dismissed by the plaintiff in that matter.

These matters arise out of the bankruptcy proceedings related to Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company are also defendants in these lawsuits. The motion phase of these proceedings has commenced.

The plaintiffs, except for those in the Stone and ML Liquidating Trust cases, are all alleged to have directly or indirectly invested in real estate mortgages through Mortgages Ltd. The Victims Recovery, Ashkenazi and Marsh plaintiffs seek monetary damages equivalent to the amounts of their investments. The plaintiff in the ML Liquidating Trust matter asserts errors and omissions and breach of contract claims, and is seeking monetary damages. The plaintiffs in these suits also seek pre- and post-judgment interest, punitive damages and attorneys’ fees.

Mortgages Ltd. had been audited by Mayer Hoffman McCann PC (“Mayer Hoffman”), a CPA firm which has an administrative services agreement with CBIZ. The claims against the CBIZ Parties seek to impose auditor-type liabilities upon the Company for audits it did not conduct. Specific claims include securities fraud, common law fraud, negligent misrepresentation, Arizona Investment Management Act violations, control-person liability, aiding and abetting and conspiracy. CBIZ is not a CPA firm, does not provide audits, and did not audit any of the entities at issue in these lawsuits.

In June 2011 the Facciola court, in which the plaintiffs were seeking to certify a class of all Mortgages Ltd. investors, granted the motions to dismiss filed by the CBIZ Parties and Mayer Hoffman. After that dismissal order, the plaintiffs’ moved the court to amend their complaint in an attempt to state a claim against the CBIZ Parties and Mayer Hoffman. In November 2011, the Facciola court denied the plaintiffs’ request to amend the complaint as to the CBIZ Parties and Mayer Hoffman. The Facciola case is now proceeding only against the remaining defendants.

The CBIZ Parties deny all allegations of wrongdoing made against them in these actions and are vigorously defending the proceedings. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

In January 2012 the CBIZ Parties were added as defendants to a lawsuit filed in the Superior Court of California for Orange County, (Signature Financial Group, Inc., et al, v. Mayer Hoffman McCann, P.C., et al). This lawsuit arises out a review of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009 Medical Capital was sued by the SEC and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are financial advisors that sold Medical Capital investments to their clients. Those plaintiffs were sued by their clients for losses related to Medical Capital and now seek to recover damages from the CBIZ Parties and Mayer Hoffman for the losses and expenses they incurred in litigation with their respective clients and lost profits. The Signature lawsuit seeks to impose auditor-type liabilities upon the CBIZ Parties for attest services they did not conduct. Specific claims include fraud,

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

intentional misrepresentation and concealment; negligent misrepresentation; equitable indemnity; declaratory relief and respondeat superior.

The CBIZ Parties deny all allegations of wrongdoing made against them in the Signature lawsuit and are vigorously defending the proceeding. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

In addition to those items disclosed above, the Company is, from time to time, subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

During the year ended December 31, 2011, there were no significant consolidation or integration activities. During the year ended December 31, 2010, CBIZ recognized a charge of approximately $1.8 million for lease consolidation related activities as part of the acquisition of Goldstein Lewin & Company (see Note 19). Other charges against income for the years ended December 31, 2011 and 2010 related to net present value of interest and changes in assumptions for spaces under sub-lease. Activity during the years ended December 31, 2011 and 2010 was as follows (in thousands):

Consolidation and Integration Reserve
Reserve balance at December 31, 2009	$1,128
Adjustments against income(1)	2,288
Payments(2)	(1,379)

Reserve balance at December 31, 2010	2,037
Adjustments against income(1)	831
Payments(2)	(1,162)

Reserve balance at December 31, 2011	$1,706

(1)	Adjustments against income are included in “operating expenses” in the accompanying consolidated statements of operations.

(2)	Payments are net of sub-lease payments received.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Cash commitments required under these obligations are included in the schedule of future minimum cash commitments in Note 10. Determination of the consolidation and integration reserve includes significant judgment and estimates by management, primarily with respect to CBIZ’s ability to sublease vacated space. Actual results could differ from those estimates.

Consolidation and integration charges incurred during the years ended December 31, 2011, 2010 and 2009 that were recorded as operating expenses in the consolidated statements of operations were as follows (in thousands):

	2011	2010	2009
Lease consolidation and abandonment	$831	$2,288	$756
Severance and other consolidation expenses	—	—	3

Total consolidation and integration charges	$831	$2,288	$759

13.	Employee Benefits

Employee Savings Plan

CBIZ sponsors a qualified 401(k) defined contribution plan that covers substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by CBIZ are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds including: equity, fixed income, stable value, and balanced – lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2011, 2010 and 2009, were approximately $7.9 million, $8.4 million and $7.9 million, respectively.

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

Assets of the deferred compensation plan consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are based on published market prices at the end of the period. Adjustments to the fair value of these investments are recorded in “Other income, net”, offset by the same adjustments to compensation expense (recorded as operating expenses or corporate general and administrative expenses in the consolidated statements of operations). For the years ended December 31, 2011, 2010 and 2009, CBIZ recorded (losses) or gains of ($0.4) million, $3.7 million and $5.5 million, respectively, related to these investments. These investments are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan. However, the investments in the rabbi trusts would be available to all unsecured general creditors in the event that CBIZ becomes insolvent.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Deferred compensation plan obligations represent amounts due to plan participants, and consist of accumulated participant deferrals and changes in fair value of investments thereon since the inception of the plan, net of withdrawals. This liability is an unsecured general obligation of CBIZ, and is recorded as “Deferred compensation plan obligations” in the consolidated balance sheets.

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

In 2006, CBIZ filed a registration statement with the SEC to register an undeterminable number of shares of Common Stock issuable by the Company upon conversion (the “Conversion Shares”) of the Company’s issued and outstanding 2006 Notes. The registration statement was declared effective on August 4, 2006. In September 2010 and June 2011, $60 million and $39.3 million, respectively, of the 2006 Notes were retired by CBIZ, leaving $0.7 million outstanding as of December 31, 2011. Although the Company cannot at this time determine the number of Conversion Shares it will issue upon conversion of the remaining 2006 Notes, if any, the number of Conversion Shares will be calculated as set out in the S-3 Registration Statement filed by the Company with the SEC on July 21, 2006. In addition, in September 2010, CBIZ issued the 2010 Notes pursuant to Rule 144A of the Securities Act of 1933, as amended. The Company cannot at this time determine the number of shares of common stock it will issue upon conversion of these notes, although the number of shares of common stock it will issue, if any, will be calculated as defined in the indenture agreements with U.S. Bank National Association as trustee. The 2006 Notes and 2010 Notes are further discussed in Note 8.

Treasury Stock

CBIZ’s Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2011, 2010 and 2009. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules. The repurchase programs do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Repurchased shares are held in treasury, and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. Under CBIZ’s amended credit facility (described in Note 8), there are no limitations on CBIZ’s ability to repurchase CBIZ common stock provided that the Senior Leverage Ratio, as defined by the credit facility, is less than 2.0.

On September 14, 2010, CBIZ’s Board of Directors authorized a supplemental share repurchase program allowing for an additional 7,716,669 shares of CBIZ’s common stock to be repurchased from CBIZ’s largest shareholder, Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote. In addition, on September 16, 2010, CBIZ’s Board of Directors authorized a second supplemental

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

repurchase program allowing for an additional 4,578,894 shares of CBIZ’s common stock to be repurchased using a portion of the proceeds from the 2010 Notes transaction. The total cost of these two share repurchases was $48.5 million and $25.1 million for the Westbury and 2010 Notes transactions, respectively. See Note 18 for further discussion of the Westbury transaction.

Not including the shares repurchased from the 2010 supplemental share repurchase plans discussed above, CBIZ repurchased 1.4 million, 1.1 million and 1.8 million shares under the share repurchase programs during the years ended December 31, 2011, 2010 and 2009, at a cost (including fees and commissions) of $9.5 million, $7.6 million and $13.3 million, respectively.

15.	Employee Share Plans

Employee Stock Purchase Plan

On May 12, 2011, the 2007 Employee Stock Purchase Plan (“ESPP”) was Amended and Restated which extended the termination date of the ESPP to June 30, 2017. The ESPP allows qualified employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 of stock per calendar year. The price an employee pays for shares is 85% of the fair market value of CBIZ common stock on the last day of the purchase period. Purchase periods begin on the sixteenth day of the month and end on the fifteenth day of the subsequent month. Other than a one-year holding period from the date of purchase, there are no vesting or other restrictions on the stock purchased by employees under the ESPP.

Under the Amended and Restated ESPP, the total number of shares of common stock that can be purchased shall not exceed two million shares. For each of the years ended December 31, 2011 and 2010, approximately 0.2 million shares were purchased under the ESPP and approximately $0.2 million was recorded as compensation expense, respectively.

Stock Awards

Stock awards outstanding at December 31, 2011 were granted pursuant to the 2002 Stock Incentive Plan (“the Plan”), which was Amended and Restated on May 12, 2011 to extend the life of the Plan an additional 10 years, or until 2021. A maximum of 15.0 million stock options, restricted stock or other stock based compensation awards may be granted under the Plan. Shares subject to award under the Plan may be authorized and unissued shares of CBIZ common stock or may be treasury shares.

CBIZ granted stock options and restricted stock awards under the Plan. The terms and vesting schedules for stock-based awards vary by type and date of grant. At December 31, 2011, approximately 4.2 million shares were available for future grant.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

CBIZ utilized the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 were determined using the following weighted average assumptions:

	2011	2010	2009
Expected volatility(1)	32.24%	32.70%	35.17%
Expected option life (years)(2)	4.85	4.61	4.43
Risk-free interest rate(3)	2.20%	2.05%	1.89%
Expected dividend yield(4)	0.00%	0.00%	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals.

(2)	The expected option life was determined based upon CBIZ’s historical data using a midpoint scenario, which assumes all options are exercised halfway between the expiration date and the weighted average time it takes the option to vest.

(3)	The risk-free interest rate assumption was based upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.

(4)	The expected dividend yield assumption was determined in view of CBIZ’s historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.

During the years ended December 31, 2011, 2010 and 2009, CBIZ recognized compensation expense for these awards as follows (in thousands):

	2011	2010	2009
Stock options	$3,137	$2,936	$2,748
Restricted stock awards	2,817	2,370	2,006

Total stock-based compensation expense before income tax benefit	$5,954	$5,306	$4,754

Stock Options

Stock options granted during the years ended December 31, 2011, 2010 and 2009 were generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. Stock options expire six years from the date of grant, and are awarded with an exercise price equal to the market value of CBIZ’s common stock on the date of grant.

At the discretion of the Compensation Committee of the Board of Directors, options awarded under the plans may vest immediately or in a time period shorter than four years. Under each of the plans, stock options awarded to non-employee directors have generally been granted with immediate vesting.

Stock options may be granted alone or in addition to other awards and may be of two types: incentive stock options and nonqualified stock options. In the event the optionee of an incentive stock option owns, at the time such stock option is awarded or granted, more than ten percent of the voting power of all classes of stock of CBIZ, the option price shall not be less than 110% of such fair market value. During the years ended December 31, 2011, 2010 and 2009, no individual who may receive options had an ownership in excess of ten percent of the voting power of all classes of CBIZ stock.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock option activity during the year ended December 31, 2011 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	5,653	$7.42
Granted	1,501	$7.41
Exercised	(220)	$3.50
Expired or canceled	(109)	$7.38

Outstanding at December 31, 2011	6,825	$7.54	3.3 years	$—

Vested and exercisable at December 31, 2011	3,350	$7.76	2.1 years	$—

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $3.5 million, $3.0 million and $3.3 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.8 million, $0.8 million and $1.3 million, respectively. The intrinsic value is calculated as the difference between CBIZ’s stock price on the exercise date and the exercise price of each option exercised. At December 31, 2011, CBIZ had unrecognized compensation cost for non-vested stock options of $8.1 million to be recognized over a weighted average period of approximately 1.4 years.

Restricted Stock Awards

Under the Plan, certain employees and non-employee directors were granted restricted stock awards. Restricted stock awards are independent of option grants, and are granted at no cost to the recipients. The awards are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to four years from the date of grant. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock, subject to certain restrictions during the vesting period, and the awards are considered to be issued and outstanding from the date of grant. Shares granted under the plan cannot be sold, pledged, transferred or assigned during the vesting period.

Restricted stock award activity during the year ended December 31, 2011 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value(1)
Non-vested at December 31, 2010	825	$7.33
Granted	483	$7.34
Vested	(325)	$7.43
Forfeited	—	—

Non-vested at December 31, 2011	983	$7.30

(1)	Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.

At December 31, 2011, CBIZ had unrecognized compensation cost for restricted stock awards of $6.0 million to be recognized over a weighted average period of approximately 1.3 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was approximately $2.4 million, $2.3 million and $1.8 million, respectively. The market value of shares awarded during the years ended December 31, 2011, 2010

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

and 2009 was $3.6 million, $2.6 million and $2.9 million, respectively. This market value was recorded as unearned compensation and is being expensed ratably over the periods which the restrictions lapse. Awards outstanding at December 31, 2011 will be released from restrictions at dates ranging from February 2012 through April 2015.

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

As described in Note 8, CBIZ’s 2006 Notes and 2010 Notes may result in future issuances of CBIZ common stock. Under the net share settlement method, potential shares issuable under the 2006 Notes and 2010 Notes will be considered dilutive, and will be included in the calculation of diluted weighted average shares if the Company’s market price per share exceeds the conversion price of $10.63 for the 2006 Notes and $7.41 of the 2010 Notes. As of December 31, 2011, 2010 and 2009, the Company’s average market price per share had not exceeded the conversion price of the 2006 Notes or 2010 Notes.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Income from continuing operations	$28,584	$28,155	$32,052

Denominator:
Basic
Weighted average common shares outstanding	49,328	57,692	61,200

Diluted
Stock Options(1)	61	106	232
Restricted stock awards(1)	179	135	139
Contingent shares(2)	31	260	288

Diluted weighted average common shares outstanding	49,599	58,193	61,859

Earnings Per Share:
Basic earnings per share from continuing operations	$0.58	$0.49	$0.52

Diluted earnings per share from continuing operations	$0.58	$0.48	$0.52

(1)	For the years ended December 31, 2011, 2010 and 2009, a total of 6,429, 5,382 and 4,483 stock based awards (in thousands), respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met. See Note 19 for further discussion of acquisitions.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

17.	Supplemental Cash Flow Disclosures

Cash paid for interest and income taxes during the years ended December 31, 2011, 2010, and 2009 was as follows (in thousands):

	2011	2010	2009
Interest	$13,020	$7,822	$8,545

Income taxes	$22,377	$18,412	$18,786

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Non-cash investing and financing activities during the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Business acquisitions, including contingent consideration earned	$19,601	$19,115	$17,483

Estimated contingent purchase price payable	$9,735	$11,689	$5,575

Proceeds from sales of divested and discontinued operations	$—	$—	$647

Non-cash consideration paid for business acquisitions and intangible assets and proceeds received from divested operations were generally in the form of notes receivable, notes payable and CBIZ common stock.

18.	Related Parties

The following is a summary of certain agreements and transactions between or among CBIZ and certain related parties. It is CBIZ’s policy to enter into transactions with related parties on terms that are no less favorable than those that would be available from unaffiliated parties. Based on CBIZ’s experience and the terms of its transactions with unaffiliated parties, it is the Audit Committee of the Board of Directors’ and managements’ belief that the transactions described below met these standards at the time of the transactions. Management reviews these transactions as they occur and monitors them for compliance with the Company’s Code of Conduct, internal procedures and applicable legal requirements. The Audit Committee reviews and ratifies such transactions annually, or as they are more frequently brought to the attention of the Committee by the Company’s Director of Internal Audit, General Counsel or other members of Management.

Pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest shareholder, Westbury, CBIZ purchased 7,716,669 shares of CBIZ’s common stock at $6.25 per share for a total cost of approximately $48.5 million. Pursuant to the Westbury Agreement, CBIZ also purchased an option for $5.0 million, which expires on September 30, 2013, to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury. As of December 31, 2011, this option had not been exercised.

A number of the businesses acquired by CBIZ are located in properties owned indirectly by and leased from persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $0.7 million, $0.8 million and $1.0 million during the years ended December 31, 2011, 2010 and 2009, respectively, under such leases which management believes were at market rates.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Rick L. Burdick, a director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). Akin Gump performed legal work for CBIZ during the years ended December 31, 2011, 2010 and 2009 for which the firm received approximately $0.5 million, $0.8 million and $0.4 million from CBIZ, respectively.

Robert A. O’Byrne, President, Employee Services, has an interest in a partnership that receives commissions from CBIZ that are paid to certain eligible benefits and insurance producers in accordance with a formal program to provide benefits in the event of death, disability, retirement or other termination. The program was in existence at the time CBIZ acquired the former company, of which Mr. O’Byrne was an owner. During 2011 and 2010, the partnership did not receive any payments from CBIZ, and during the year ended December 31, 2009 the partnership received from CBIZ approximately $0.1 million.

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

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $5.2 million and $3.4 million as of December 31, 2011 and 2010, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

19.	Acquisitions

During the year ended December 31, 2011, CBIZ acquired four companies: Thompson Dunavant PLC, Multiple Benefit Services, Inc. (“MBS”), Gresham Smith LLC and Atlantic MDR, LLC (d/b/a Advantage Benefit Planning) (“ABP”). Thompson Dunavant PLC, a full-service accounting and financial services company located in Memphis, Tennessee, provides tax and financial consulting services to clients of various sizes and in a variety of industries. MBS, an employee benefits company located in Atlanta, Georgia, provides employee benefit consulting and support services to clients in a wide variety of industries. Gresham Smith LLC, with offices in Tulsa, Oklahoma and St. Louis, Missouri, provides traditional accounting services to privately held, for profit clients. ABP, located in Pleasantville, New Jersey, provides employee benefits and retirement planning services. The operating results of Thompson Dunavant PLC and Gresham Smith LLC are reported in the Financial Services practice group. The operating results of MBS and ABP are reported in the Employee Services practice group.

Aggregate consideration for these acquisitions is expected to be approximately $29.6 million, which consists of $11.8 million in cash and $3.3 million in CBIZ common stock that was paid at closing, $1.1 million in guaranteed future consideration, and $13.4 million net present value in contingent consideration to be settled primarily in cash and a portion in common stock, subject to the acquired operations achieving certain performance targets.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The preliminary aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$273
Accounts receivable	1,835
Unbilled revenue	1,771
Prepaid expenses and other current assets	212
Fixed assets	225
Identifiable intangible assets	11,072
Deferred income taxes — non-current	(1,775)
Accrued liabilities	(924)

Total identifiable net assets	$12,689
Goodwill	16,869

Aggregate purchase price	$29,558

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is between $0 and $15.1 million. CBIZ is required to record the fair value of these obligations at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangements was $13.4 million, of which $4.1 million was recorded in “Other current liabilities” and $9.3 million was recorded in “Other non-current liabilities” in the consolidated balance sheets at December 31, 2011.

The goodwill of $16.9 million arising from the acquisitions in the current year consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. Goodwill totaling $11.8 million is deductible for income tax purposes.

CBIZ also purchased one client list in 2011 which is reported in the Employee Services practice group. Consideration for this acquisition consisted of $0.8 million cash paid at closing and up to an additional $0.6 million in cash which is contingent upon future financial performance of the client list.

During the year ended December 31, 2011, CBIZ reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $3.5 million due to lower than originally projected future results of the acquired businesses. This reduction of $3.5 million is included in “Other income, net” in the consolidated statements of operations. See Note 8 for further discussion of contingent purchase price liabilities.

In addition, CBIZ paid $16.7 million in cash, issued approximately 38,900 shares of common stock, and 251,100 shares of common stock became issuable during the year ended December 31, 2011 as contingent proceeds and payments against notes payable for previous acquisitions.

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

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable, net	$597
Work in process, net	697
Prepaid expenses and other current assets	1,430
Fixed assets	1,659
Identifiable intangible assets	11,550
Accrued liabilities	(303)

Total identifiable net assets	$15,630
Goodwill	33,986

Aggregate purchase price	$49,616

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is between $0 and $17.0 million. At the acquisition date, CBIZ is required to record the fair value of these obligations, which was $16.3 million, utilizing a probability weighted income approach. During 2010, payments totaling $3.3 million consisting of cash and stock were paid as contingent consideration that related to the 2010 acquisitions. At December 31, 2010, the remaining fair value of the contingent consideration arrangements related to the 2010 acquisitions was $13.1 million, of which $2.6 million was recorded in “Other current liabilities” and $10.5 million was recorded in “Other non-current liabilities” in the consolidated balance sheets.

The goodwill of $34.0 million arising from the acquisitions in 2010 consists largely of expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. The goodwill recognized is deductible for income tax purposes.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

During 2010, CBIZ adjusted the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions from $5.6 million to $4.2 million due to lower than originally projected future results of the acquired businesses. This reduction of $1.4 million is included in “Other income, net” in the consolidated statements of operations. In addition, CBIZ paid $20.0 million in cash, issued approximately 13,100 shares of common stock, and 265,000 shares of common stock became issuable during the year ended December 31, 2010 as contingent proceeds and payments against notes payable for previous acquisitions.

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

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Fixed assets	$27
Identifiable intangible assets	4,768
Financial liabilities	(5)

Total identifiable net assets	$4,790
Goodwill	9,489

Aggregate purchase price	$14,279

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is between $0 and $6.1 million. At the acquisition date, CBIZ was required to record the fair value of these obligations, which was $5.6 million, utilizing a probability weighted income approach. The fair value of these contingent consideration arrangements was recorded in “Other non-current liabilities” on the consolidated balance sheets at December 31, 2009.

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

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Goodwill	$35,647	$52,966

Client lists	$12,129	$10,970

Other intangible assets	$512	$580

20.	Discontinued Operations and Divestitures

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

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “Gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of operations. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned. During the twelve months ended December 31, 2011, CBIZ sold a business from the Financial Services practice group and will receive contingent proceeds from this sale transaction based on revenue over the next three-year period. As part of the sale of this business, CBIZ reduced its goodwill balance by approximately $0.3 million.

During the twelve months ended December 31, 2010, CBIZ sold two businesses and closed one business from the National Practices group. Proceeds from the sales of the two businesses consisted of $0.2 million in cash and resulted in a pre-tax loss of approximately $0.7 million, and the office closure resulted in a pre-tax loss of approximately $1.1 million.

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

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Revenue and results from operations of discontinued operations for the years ended December 31, 2011, 2010 and 2009 are separately reported as “Loss from operations of discontinued operations, net of tax” in the consolidated statements of operations and were as follows (in thousands):

	2011	2010	2009
Revenue	$943	$5,586	$16,711

Loss from operations of discontinued operations before income tax benefit	$(957)	$(4,408)	$(1,555)
Income tax benefit	366	1,740	689

Loss from operations of discontinued operations, net of tax	$(591)	$(2,668)	$(866)

Gains (losses) on disposals of discontinued operations for the years ended December 31 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Gain (loss) on disposal of discontinued operations, before income tax (expense) benefit	$207	$(1,785)	$350
Income tax (expense) benefit	(193)	812	(140)

Gain (loss) on disposal of discontinued operations, net of tax	$14	$(973)	$210

At December 31, 2011 and 2010, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	2011	2010
Assets:
Accounts receivable, net	$38	$381
Property and equipment, net	—	1
Other current assets	521	258

Assets of discontinued operations	$559	$640

Liabilities:
Accounts payable	$—	$90
Accrued personnel costs	8	228
Other current liabilities	191	244

Liabilities of discontinued operations	$199	$562

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the consolidated statements of operations and totaled gains of $2.9 million, $0.5 million and $1.0 million the years ended December 31, 2011, 2010 and 2009, respectively. These gains relate to sales made in the respective period, contingent consideration earned on sales made in previous periods, and deferred gains that are recognized as cash payments are received. CBIZ received cash proceeds for divestiture activity totaling $0.9 million, $7.9 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. As a result of the sale of CBIZ’s individual wealth management business on January 1, 2011, goodwill was reduced by $2.2 million.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

21.	Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share amounts).

	2011
	March 31,	June 30,	September 30,	December 31,
Revenue	$210,069	$183,464	$177,349	$162,923
Operating expenses	169,626	160,289	154,249	159,703

Gross margin	40,443	23,175	23,100	3,220
Corporate general and administrative	9,661	6,850	8,175	7,299

Operating income (loss)	30,782	16,325	14,925	(4,079)
Other income (expense):
Interest expense	(4,915)	(4,407)	(4,049)	(3,984)
Gain on sale of operations, net	2,743	2	87	88
Other income (expense), net	3,081	27	(4,510)	4,851

Total other income (expense), net	909	(4,378)	(8,472)	955

Income (loss) from continuing operations before income tax expense (benefit)	31,691	11,947	6,453	(3,124)
Income tax expense (benefit)	13,587	5,095	1,614	(1,913)

Income (loss) from continuing operations	18,104	6,852	4,839	(1,211)
(Loss) income from operations of discontinued operations, net of tax	(239)	(331)	(46)	25
Gain (loss) on disposal of discontinued operations, net of tax	40	30	(76)	20

Net income (loss)	$17,905	$6,551	$4,717	$(1,166)

Earnings (loss) per share(1):
Basic:
Continuing operations	$0.37	$0.14	$0.10	$(0.02)
Discontinued operations	(0.01)	(0.01)	—	—

Net income (loss)	$0.36	$0.13	$0.10	$(0.02)

Diluted:
Continuing operations	$0.36	$0.14	$0.10	$(0.02)
Discontinued operations	—	(0.01)	—	—

Net income (loss)	$0.36	$0.13	$0.10	$(0.02)

Basic weighted average common shares	49,322	49,615	49,525	48,854

Diluted weighted average common shares	49,755	49,958	49,920	48,854

During the fourth quarter of 2011, CBIZ reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $2.3 million due to lower than originally projected future results of the acquired businesses. This reduction of $2.3 million is included in “Other income (expense), net” in the consolidated statements of operations.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2010
	March 31,	June 30,	September 30,	December 31,
Revenue	$209,543	$180,113	$175,961	$164,784
Operating expenses	171,636	158,321	157,328	157,050

Gross margin	37,907	21,792	18,633	7,734
Corporate general and administrative	8,984	6,638	6,877	7,085

Operating income	28,923	15,154	11,756	649
Other income (expense):
Interest expense	(3,168)	(3,411)	(3,735)	(4,994)
Gain on sale of operations, net	374	2	89	1
Other income (expense), net	2,173	(2,047)	1,015	2,391

Total other expense, net	(621)	(5,456)	(2,631)	(2,602)

Income (loss) from continuing operations before income tax expense (benefit)	28,302	9,698	9,125	(1,953)
Income tax expense (benefit)	11,471	2,711	3,591	(756)

Income (loss) from continuing operations	16,831	6,987	5,534	(1,197)
Loss from operations of discontinued operations, net of tax	(411)	(969)	(739)	(549)
(Loss) gain on disposal of discontinued operations, net of tax	(436)	(596)	37	22

Net income (loss)	$15,984	$5,422	$4,832	$(1,724)

Earnings (loss) per share(1):
Basic:
Continuing operations	$0.27	$0.11	$0.09	$(0.02)
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.01)

Net income	$0.26	$0.09	$0.08	$(0.04)

Diluted:
Continuing operations	$0.27	$0.11	$0.09	$(0.02)
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.01)

Net income	$0.26	$0.09	$0.08	$(0.04)

Basic weighted average common shares	61,509	61,448	59,108	48,825

Diluted weighted average common shares	62,065	61,837	59,579	48,825

(1)	The sum of the quarterly net income per share amounts do not equal the reported annual amount as each is computed independently based upon the weighted-average number of shares outstanding for the period.

During the fourth quarter of 2010, CBIZ committed to the divestiture of one operation in the Financial Services practices group. This divestiture qualified as a discontinued operation, and as such required restatement of prior period results of operations to move the discontinued operations from “Income (loss) from continuing operations” to “Loss from operations of discontinued operations, net of tax.”

CBIZ, INC. AND SUBSIDIARES

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

A general description of services provided by practice group is provided in the table below.

Financial Services	Employee Services	MMP	National Practices

• Accounting • Tax • Financial Advisory • Valuation • Litigation Support • Internal Audit • Family Office Services • Fraud Detection • Real Estate Advisory	• Employee Benefits • Property & Casualty • Retirement Plan Services • Payroll Services • Life Insurance • Human Capital Services • Compensation Consulting • Recruiting • Actuarial Services	• Coding and Billing • Accounts Receivable Management • Full Practice Management Services	• Managed Networking and Hardware Services • Health Care Consulting • Mergers & Acquisitions

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

CBIZ operates in the United States and Canada and revenue generated from such operations during the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$732,140	$728,850	$735,349
Canada	1,665	1,551	1,438

Total Revenue	$733,805	$730,401	$736,787

There is no one customer that represents a significant portion of CBIZ’s revenue.

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Segment information for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	Year Ended December 31, 2011
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$391,232	$171,205	$141,046	$30,322	$—	$733,805
Operating expenses	337,304	144,126	124,790	26,222	11,425	643,867

Gross margin	53,928	27,079	16,256	4,100	(11,425)	89,938
Corporate general & admin	—	—	—	—	31,985	31,985

Operating income (loss)	53,928	27,079	16,256	4,100	(43,410)	57,953
Other income (expense):
Interest expense	(2)	(28)	—	—	(17,325)	(17,355)
Gain on sale of operations, net	—	—	—	—	2,920	2,920
Other income, net	26	780	248	10	2,385	3,449

Total other income (expense)	24	752	248	10	(12,020)	(10,986)

Income (loss) from continuing operations before income tax expense	$53,952	$27,831	$16,504	$4,110	$(55,430)	$46,967

	Year Ended December 31, 2010
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$380,130	$174,097	$148,425	$27,749	$—	$730,401
Operating expenses	326,412	144,552	131,897	25,794	15,680	644,335

Gross margin	53,718	29,545	16,528	1,955	(15,680)	86,066
Corporate general & admin	—	—	—	—	29,584	29,584

Operating income (loss)	53,718	29,545	16,528	1,955	(45,264)	56,482
Other income (expense):
Interest expense	(6)	(25)	—	—	(15,277)	(15,308)
Gain on sale of operations, net	—	—	—	—	466	466
Other income (expense), net	201	323	300	(1)	2,709	3,532

Total other income (expense)	195	298	300	(1)	(12,102)	(11,310)

Income (loss) from continuing operations before income tax expense	$53,913	$29,843	$16,828	$1,954	$(57,366)	$45,172

	Year Ended December 31, 2009
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$377,341	$170,846	$160,632	$27,968	$—	$736,787
Operating expenses	326,515	141,710	139,763	25,002	15,419	648,409

Gross margin	50,826	29,136	20,869	2,966	(15,419)	88,378
Corporate general & admin	—	—	—	—	30,722	30,722

Operating income (loss)	50,826	29,136	20,869	2,966	(46,141)	57,656
Other income (expense):
Interest expense	(26)	(27)	—	(1)	(13,338)	(13,392)
Gain on sale of operations, net	—	—	—	—	989	989
Other income, net	309	1,076	299	3	4,935	6,622

Total other income (expense)	283	1,049	299	2	(7,414)	(5,781)

Income (loss) from continuing operations before income tax expense	$51,109	$30,185	$21,168	$2,968	$(53,555)	$51,875

CBIZ, INC. AND SUBSIDIARES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

23.	Subsequent Events

CBIZ acquired Meridian Insurance Group, LLC (“Meridian”) of Boca Raton, FL, effective January 1, 2012. Meridian is an insurance brokerage specializing in multiple insurance products including property and casualty, bonding, personal lines and employee benefits. The acquisition of Meridian is expected to contribute approximately $4.4 million in revenue to CBIZ during 2012.

During the first quarter of 2012, CBIZ expects to record an additional gain of approximately $2.5 million relating to the sale of the individual wealth management business that was sold on January 1, 2011. This additional gain is a result of provisions in the original sales agreement that provided for contingent purchase price to be earned based on the value of the client list retained by the purchaser as of January 1, 2012.

CBIZ, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND

RESERVES FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E
		Additions
	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts	Acquisitions and Divestitures	Charge-offs, Net of Recoveries	Balance at End of Period
Year ended December 31, 2011
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$10,620	$6,494	$—	$—	$(7,894)	$9,220

Year ended December 31, 2010
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$8,455	$4,717	$—	$—	$(2,552)	$10,620

Year ended December 31, 2009
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$7,683	$7,959	$—	$—	$(7,187)	$8,455