Form 10-Q
period 2012-03-31
CBIZ, Inc.
filed 2012-05-10
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at April 30, 2012
Common Stock, par value $0.01 per share	49,922,224

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	MARCH 31, 2012	DECEMBER 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,189	$1,613
Restricted cash	18,023	19,838
Accounts receivable, net	179,834	137,073
Income taxes refundable	—	3,898
Deferred income taxes – current	8,910	8,056
Other current assets	11,596	11,438
Assets of discontinued operations	525	559

Current assets before funds held for clients	222,077	182,475
Funds held for clients	105,685	109,854

Total current assets	327,762	292,329
Property and equipment, net	20,446	21,802
Goodwill and other intangible assets, net	465,916	458,340
Assets of deferred compensation plan	37,735	33,585
Other assets	5,877	6,301

Total assets	$857,736	$812,357

LIABILITIES
Current liabilities:
Accounts payable	$35,810	$34,960
Income taxes payable – current	10,233	—
Accrued personnel costs	26,368	33,658
Notes payable – current	1,222	13,986
Other current liabilities	32,612	33,579
Liabilities of discontinued operations	187	199

Current liabilities before client fund obligations	106,432	116,382
Client fund obligations	105,425	109,800

Total current liabilities	211,857	226,182
Convertible notes, net	120,414	119,778
Bank debt	178,400	145,000
Income taxes payable – non-current	4,584	4,441
Deferred income taxes – non-current	1,167	1,893
Deferred compensation plan obligations	37,735	33,585
Other non-current liabilities	23,107	21,320

Total liabilities	577,264	552,199

STOCKHOLDERS’ EQUITY
Common stock	1,112	1,111
Additional paid-in capital	553,254	551,205
Retained earnings	92,770	73,985
Treasury stock	(365,965)	(365,364)
Accumulated other comprehensive loss	(699)	(779)

Total stockholders’ equity	280,472	260,158

Total liabilities and stockholders’ equity	$857,736	$812,357

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Revenue	$220,827	$210,069
Operating expenses	180,005	169,727

Gross margin	40,822	40,342
Corporate general and administrative expenses	10,544	9,560

Operating income	30,278	30,782
Other income (expense):
Interest expense	(4,122)	(4,915)
Gain on sale of operations, net	2,589	2,743
Other income, net	3,438	3,081

Total other income, net	1,905	909
Income from continuing operations before income tax expense	32,183	31,691
Income tax expense	13,416	13,587

Income from continuing operations after income tax expense	18,767	18,104
Loss from operations of discontinued operations, net of tax	(4)	(239)
Gain on disposal of discontinued operations, net of tax	22	40

Net income	$18,785	$17,905

Earnings (loss) per share:
Basic:
Continuing operations	$0.38	$0.37
Discontinued operations	—	(0.01)

Net income	$0.38	$0.36

Diluted:
Continuing operations	$0.38	$0.36
Discontinued operations	—	—

Net income	$0.38	$0.36

Basic weighted average shares outstanding	49,103	49,322

Diluted weighted average shares outstanding	49,531	49,755

Comprehensive Income:
Net income	$18,785	$17,905
Other comprehensive income, net of tax	80	401

Comprehensive income	$18,865	$18,306

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Cash flows from operating activities:
Net income	$18,785	$17,905
Adjustments to reconcile net income to net cash used in operating activities:
Loss from operations of discontinued operations, net of tax	4	239
Gain on disposal of discontinued operations, net of tax	(22)	(40)
Gain on sale of operations, net	(2,589)	(2,743)
Amortization of discount on convertible notes	636	1,041
Amortization of deferred financing costs	380	448
Bad debt expense, net of recoveries	739	1,323
Depreciation and amortization expense	5,228	5,030
Adjustment to contingent earnout liability	(205)	(1,109)
Deferred income taxes	(1,647)	1,100
Employee stock awards	1,506	1,324
Excess tax benefits from share-based payment arrangements	—	(114)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	2,122	2,076
Accounts receivable, net	(43,383)	(32,927)
Other assets	(228)	(649)
Accounts payable	543	(3,319)
Income taxes payable/refundable	14,162	11,686
Accrued personnel costs and other liabilities	(7,334)	(4,771)

Net cash used in continuing operations	(11,303)	(3,500)
Operating cash flows provided by (used in) discontinued operations	18	(250)

Net cash used in operating activities	(11,285)	(3,750)

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(19,025)	(10,860)
Purchases of client fund investments	(2,160)	(4,931)
Proceeds from the sales and maturities of client fund investments	2,301	5,067
Proceeds from sales of divested and discontinued operations	1,037	486
Net decrease (increase) in funds held for clients	4,285	(29,765)
Additions to property and equipment, net	(168)	(531)
Other	10	(1)

Net cash used in investing activities	(13,720)	(40,535)

Cash flows from financing activities:
Proceeds from bank debt	160,600	115,100
Payment of bank debt	(127,200)	(101,200)
Payment of contingent consideration for acquisitions	(1,692)	(330)
Payment for acquisition of treasury stock	(601)	—
Net (decrease) increase in client fund obligations	(4,375)	29,598
Proceeds from exercise of stock options	—	628
Excess tax benefits from exercise of stock awards	—	114
Other	(151)	(118)

Net cash provided by financing activities	26,581	43,792

Net increase (decrease) in cash and cash equivalents	1,576	(493)
Cash and cash equivalents at beginning of year	1,613	724

Cash and cash equivalents at end of period	$3,189	$231

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of March 31, 2012 and December 31, 2011, and the consolidated results of their operations and cash flows for the three months ended March 31, 2012 and 2011. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ. See CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion.

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

Reclassifications

Certain amounts in the 2011 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation.

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured.

CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition policies is included in the Annual Report on Form 10-K for the year ended December 31, 2011.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which states that comprehensive income should be presented in either one or two consecutive financial statements. Companies will have the option to either present other comprehensive income on the same statement as net income, or as a separate statement that immediately follows the statement of net income. ASU 2011-05 was effective for the first reporting period after December 15, 2011, and was applied retrospectively. CBIZ adopted the provisions of ASU 2011-05 for the first quarter of 2012 as is evidenced by other comprehensive income being presented in the Consolidated Statements of Comprehensive Income.

In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”) “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 does not extend the use of fair value, but rather provides additional disclosure guidance about the application of fair value in those areas where fair value is already required or permitted, especially for Level 3 fair value measurements. ASU 2011-04 was effective for the first reporting period after December 15, 2011 and is to be applied prospectively. CBIZ adopted the provisions of ASU 2011-04 for the first quarter of 2012 and has provided additional disclosure in its discussion of fair value, especially for the Company’s level 3 fair value disclosures.

2.	Accounts Receivable, Net

Accounts receivable balances at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Trade accounts receivable	$126,418	$113,143
Unbilled revenue	63,141	33,150

Total accounts receivable	189,559	146,293
Allowance for doubtful accounts	(9,725)	(9,220)

Accounts receivable, net	$179,834	$137,073

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Goodwill	$382,878	$377,281
Intangible assets:
Client lists	133,805	128,537
Other intangible assets	8,322	9,826

Total intangible assets	142,127	138,363

Total goodwill and intangibles assets	525,005	515,644
Accumulated amortization:
Client lists	(54,119)	(50,969)
Other intangible assets	(4,970)	(6,335)

Total accumulated amortization	(59,089)	(57,304)

Goodwill and other intangible assets, net	$465,916	$458,340

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Operating expenses	$5,147	$4,938
Corporate general and administrative expenses	81	92

Total depreciation and amortization expense	$5,228	$5,030

5.	Borrowing Arrangements

CBIZ had two primary debt arrangements at March 31, 2012 that provided the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million and a $275 million unsecured credit facility. In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2011 for additional details of CBIZ’s borrowing arrangements.

2010 Convertible Senior Subordinated Notes

On September 27, 2010, CBIZ sold and issued $130.0 million of 2010 Notes to qualified institutional buyers. The 2010 Notes are direct, unsecured, senior subordinated obligations of CBIZ. The 2010 Notes bear interest at a rate of 4.875% per annum, payable in cash semi-annually in arrears on April 1 and October 1. The 2010 Notes mature on October 1, 2015 unless earlier redeemed, repurchased or converted.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at March 31, 2012 and December 31, 2011 were as follow (in thousands):

	March 31,	December 31,
	2012	2011
Principal amount of notes	$130,000	$130,000
Unamortized discount	(10,336)	(10,972)

Net carrying amount	$119,664	$119,028

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount is being amortized at an annual effective rate of 7.5% over the term of the 2010 Notes, which is five years from the date of issuance. At March 31, 2012, the unamortized discount had a remaining amortization period of approximately 42 months.

2006 Convertible Senior Subordinated Notes

At March 31, 2012, CBIZ still has $750,000 outstanding of its 3.125% Convertible Senior Subordinated Notes that were issued in 2006 (“2006 Notes”). These 2006 Notes are direct, unsecured, senior subordinated obligations of CBIZ. The 2006 Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted.

CBIZ separately accounts for the debt and equity components of the 2006 Notes. The carrying amount of the debt and equity components at March 31, 2012 and December 31, 2011 were as follow (in thousands):

	March 31,	December 31,
	2011	2010
Principal amount of notes	$750	$750
Unamortized discount	—	—

Net carrying amount	$750	$750

Additional paid-in-capital, net of tax	$11,425	$11,425

During the three months ended March 31, 2012 and 2011, CBIZ recognized interest expense on the 2010 Notes and 2006 Notes as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Contractual coupon interest	$1,590	$1,897
Amortization of discount	636	1,041
Amortization of deferred financing costs	180	232

Total interest expense	$2,406	$3,170

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Bank Debt

CBIZ maintains a $275 million unsecured credit facility (“credit facility”) with Bank of America as agent for a group of seven participating banks. The balance outstanding under the credit facility was $178.4 million and $145.0 million at March 31, 2012 and December 31, 2011, respectively. Rates for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Weighted average rates	3.31%	3.97%

Range of effective rates	2.69% - 3.91%	3.25% - 5.75%

CBIZ had approximately $14.6 million of available funds under the credit facility at March 31, 2012. The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The maturity date of the credit facility is June 2015. CBIZ believes that it is in compliance with its debt covenants at March 31, 2012.

6.	Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $2.5 million as of March 31, 2012 and December 31, 2011. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2012 and December 31, 2011 was $1.6 million.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $5.2 million as of March 31, 2012 and December 31, 2011. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

In January 2012 the CBIZ Parties were added as defendants to a lawsuit filed in the Superior Court of California for Orange County, (Signature Financial Group, Inc., et al, v. Mayer Hoffman McCann, P.C., et al). This lawsuit arises out of a review of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009 Medical Capital was sued by the SEC and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are financial advisors that sold Medical Capital investments to their clients. Those plaintiffs were sued by their clients for losses related to Medical Capital and now seek to recover damages from the CBIZ Parties and Mayer Hoffman for the losses and expenses they incurred in litigation with their respective clients and lost profits. The Signature lawsuit seeks to impose auditor-type liabilities upon the CBIZ Parties for attest services they did not conduct. Specific claims include fraud, intentional misrepresentation and concealment; negligent misrepresentation; equitable indemnity; declaratory relief and respondeat superior.

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

Bonds

In connection with CBIZ’s payroll business and the collection of client funds, CBIZ invests a portion of these funds in corporate and municipal bonds. CBIZ held corporate and municipal bonds with par values totaling $29.3 million and $29.4 million at March 31, 2012 and December 31, 2011, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity dates or callable dates ranging from April 2012 through February 2017, and are included in “Funds held for clients” on the consolidated balance sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the three months ended March 31, 2012 and the twelve months ended December 31, 2011 (in thousands):

	Three Months Ended March 31, 2012	Twelve Months Ended December 31, 2011
Fair value at beginning of period	$30,923	$15,255
Purchases	2,160	19,643
Sales	(2,000)	(3,000)
Maturities and calls	(275)	(1,916)
(Decrease) increase in bond premium	(116)	914
Fair market value adjustment	231	27

Fair value at end of period	$30,923	$30,923

Interest Rate Swaps

CBIZ uses interest rate swaps to manage interest rate risk exposure primarily through converting portions of floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. CBIZ does not enter into derivative instruments for trading or speculative purposes. See the Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion on CBIZ’s interest rate swaps.

At March 31, 2012 and December 31, 2011, the interest rate swap was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swap and its classification on the consolidated balance sheets at March 31, 2012 and December 31, 2011 (in thousands).

	March 31, 2012
	Notional Amount	Fair Value (2)	Balance Sheet Location
Interest rate swap (1)	$40,000	$(738)	Other non-current liabilities

	December 31, 2011
	Notional Amount	Fair Value (2)	Balance Sheet Location
Interest rate swap (1)	$40,000	$(670)	Other non-current liabilities

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(1)	Represents interest rate swap with a notional value of $40.0 million, of which $25.0 million will expire in June 2014 and the remaining $15.0 million will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and receives interest that varies with the three-month LIBOR.
(2)	See additional disclosures regarding fair value measurements in Note 8.

The following table summarizes the effects of interest rate swap on CBIZ’s consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011 (in thousands).

	(Loss) Gain Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011	Location
Interest rate swap	$(43)	$10	$90	$15	Interest expense

8.	Fair Value Measurements

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

The following table summarizes CBIZ’s assets and liabilities at March 31, 2012 and December 31, 2011 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	March 31, 2012	December 31, 2011
Deferred compensation plan assets	1	$37,735	$33,585
Corporate bonds	1	$30,923	$30,923
Interest rate swaps	2	$(738)	$(670)
Contingent purchase price liabilities	3	$(24,516)	$(25,325)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the three months ended March 31, 2012, there were no transfers between the valuation hierarchy Levels 1, 2 or 3. The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the three months ended March 31, 2012 (pre-tax basis) (in thousands):

Contingent Purchase Price Liabilities
Beginning balance – January 1, 2012	$(25,325)
Additions from business acquisitions	(1,088)
Payment of contingent purchase price liability	1,692
Change in fair value of contingency	259
Change in net present value of contingency	(54)

Ending balance – March 31, 2012	$(24,516)

Contingent Purchase Price Liabilities—Contingent purchase price liabilities arise from business acquisitions and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. A contingent liability is established for each acquisition that has a contingent purchase price component and normally extends over a three year term. The significant unobservable input used in the fair value measurement of the contingent purchase price liabilities is the future performance of the acquired business. The future performance of the acquired business directly impacts the contingent purchase price that is paid to the seller, thus performance that exceeds target could result in a higher payout, and a performance under target could result in lower payout. Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the consolidated statements of comprehensive income. These liabilities are reviewed quarterly and adjusted if necessary. The risk of a large adjustment in any one reporting period is mitigated by the regular reviews of the performance of the acquired businesses and their respective contingent purchase price liability. The contingent purchase price liabilities are included in “Other current liabilities” and “Accrued expenses – non-current”, depending on the expected settlement date. See Note 12 for further discussion of contingent purchase price liabilities.

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Convertible Notes	$750	$750	$750	$750
2010 Convertible Notes	$119,664	$140,979	$119,028	$141,690

Although the trading of CBIZ’s 2006 Notes and 2010 Notes is limited, the fair value was determined based upon their most recent quoted market price and as such, is considered to be a Level 1 fair value measurement. The Notes are carried at face value less any unamortized debt discount. See Note 6 for further discussion of CBIZ’s debt instruments.

In addition, the carrying amounts of CBIZ’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments, and the carrying value of bank debt approximates fair value as the interest rate on the bank debt is variable and approximates current market rates. As a result, the fair value measurement of CBIZ’s bank debt is considered to be Level 2.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

9.	Other Comprehensive Income

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net unrealized gain on available-for-sale securities, net of income tax expense of $92 and $271, respectively	$139	$406
Net unrealized (loss) gain on interest rate swaps, net of income tax (benefit) expense of ($25) and $6, respectively	(43)	10
Foreign currency translation	(16)	(15)

Total other comprehensive income	$80	$401

Accumulated other comprehensive loss, net of tax, was approximately $0.7 million and $0.8 million at March 31, 2012 and December 31, 2011, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 2002 Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2011. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	$783	$717
Restricted stock awards	723	607

Total stock-based compensation expense	$1,506	$1,324

Stock award activity during the three months ended March 31, 2012 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	6,825	$7.54	983	$7.30
Granted	—	—	70	$6.70
Exercised or released	—	—	(63)	$6.95
Expired or canceled	(75)	$7.73	—	—

Outstanding at March 31, 2012	6,750	$7.54	990	$7.28

Exercisable at March 31, 2012	3,278	$7.76

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations for the three months ended March 31, 2012 and 2011 (in thousands, except per share data).

	Three Months Ended March 31,
	2012	2011
Numerator:
Income from continuing operations after income tax expense	$18,767	$18,104

Denominator:
Basic
Weighted average common shares outstanding	49,103	49,322

Diluted
Stock options (1)	—	90
Restricted stock awards (1)	310	252
Contingent shares (2)	118	91

Diluted weighted average common shares outstanding	49,531	49,755

Basic earnings per share from continuing operations	$0.38	$0.37

Diluted earnings per share from continuing operations	$0.38	$0.36

(1)	A total of 7.4 million and 5.2 million stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, as their effect would be anti-dilutive.
(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

12.	Acquisitions

On January 1, 2012, CBIZ acquired substantially all of the assets of Meridian Insurance Group, LLC (“Meridian”), which is headquartered in Boca Raton, Florida and has an office in Atlanta, Georgia. Meridian is an insurance brokerage specializing in multiple insurance products including property and casualty, bonding, personal lines and employee benefits. In addition, on February 1, 2012, CBIZ purchased an employee benefits and consulting client list. Both Meridian and the client list are included in the Employee Services practice group. Aggregate consideration for these acquisitions consisted of approximately $5.1 million in cash, $0.6 million in CBIZ common stock, $1.7 million in guaranteed future consideration, and $3.6 million in contingent consideration.

The preliminary aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$307
Identifiable intangible assets	3,360
Accrued liabilities	(307)

Total identifiable net assets	$3,360
Goodwill	5,100

Aggregate purchase price	$8,460

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Under the terms of the Meridian acquisition agreement, a portion of the purchase price is contingent on future performance of the business acquired. The potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangement is between $27,250 and $1.7 million. CBIZ is required to record the fair value of this obligation at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangement was $1.1 million, which was recorded in “Other non-current liabilities” in the consolidated balance sheet at March 31, 2012.

The goodwill of $5.1 million arising from the Meridian acquisition in the current year consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new business within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. Goodwill recognized is deductible for income tax purposes.

In addition, CBIZ paid $15.6 million in cash and issued approximately 263,000 shares of common stock during the first quarter of 2012 as contingent earnouts for previous acquisitions. During the first quarter of 2012, CBIZ also reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $0.3 million due to lower than originally projected future results of the acquired businesses. This reduction of $0.3 million is included in “Other income, net” in the consolidated statements of comprehensive income. Refer to Note 8 for further discussion of contingent purchase price liabilities.

During the first quarter of 2011, CBIZ did not acquire any businesses or client lists. CBIZ paid $11.3 million in cash and issued approximately 265,000 shares of common stock during the first quarter of 2011 as contingent earnouts for previous acquisitions. In addition, during the first quarter of 2011, CBIZ reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $1.2 million due to lower than originally projected future results of the acquired businesses. This reduction of $1.2 million is included in “Other income, net” in the consolidated statements of comprehensive income. See Note 8 for further discussion of contingent purchase price liabilities.

The operating results of these businesses are included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements are recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired, (including client lists and non-compete agreements) is allocated to goodwill.

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned on prior period acquisitions during the three months ended March 31, 2012 and for contingent consideration earned on prior period acquisitions during the three months ended March 31, 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Goodwill	$5,597	$21

Client lists	$5,603	$108

Other intangible assets	$140	$—

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13.	Discontinued Operations and Divestitures

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

Discontinued Operations

Gains from the sale of discontinued operations are recorded as “Gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of comprehensive income. In addition, proceeds that are contingent upon a divested operation’s actual future performance are recorded as “gain on sale of discontinued operations, net of tax” in the period they are earned. During the first quarter of 2012, CBIZ did not discontinue the operations of any of its businesses and did not sell any operations. Gains recorded in the first quarter of 2012 related to contingent proceeds on sales of discontinued operations that occurred in prior periods.

During the first quarter of 2011, CBIZ decided to discontinue operations of a business that was previously reported in the Financial Services practice group. The business was subsequently sold in 2011 for future contingent proceeds to be received over the following three years. As part of the sale of this business, CBIZ reduced its goodwill balance by approximately $0.3 million. For those businesses that qualified for treatment as discontinued operations, the assets, liabilities and results of operations are reported separately in the accompanying consolidated financial statements.

Revenue and results from operations of discontinued operations for the three months ended March 31, 2012 and 2011 are separately reported as “Loss from operations of discontinued operations, net of tax” in the consolidated statements of comprehensive income and were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue	$—	$598

Loss from operations of discontinued operations, before income tax benefit	$(6)	$(405)
Income tax benefit	2	166

Loss from operations of discontinued operations, net of tax	$(4)	$(239)

For the three months ended March 31, 2012 and 2011, gain on the disposal of discontinued operations was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Gain on disposal of discontinued operations, before income tax expense	$35	$67
Income tax expense	13	27

Gain on disposal of discontinued operations, net of tax	$22	$40

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At March 31, 2012 and December 31, 2011, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Assets:
Accounts receivable, net	$20	$38
Other current assets	505	521

Assets of discontinued operations	$525	$559

Liabilities:
Accounts payable	$4	$—
Other current liabilities	183	199

Liabilities of discontinued operations	$187	$199

Divestitures

Gains and losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the consolidated statements of comprehensive income. During the first quarter of 2012, CBIZ recognized a contingent gain of $2.5 million from the 2011 sale of its individual wealth management business and gains of $0.1 million from the sales of client lists. Cash proceeds from the sales totaled approximately $1.0 million.

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

Accounting policies of the practice groups are the same as those described in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2011. Upon consolidation, all intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding the costs of certain infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing), which are reported in the “Corporate and Other” segment. Segment information for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31, 2012
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$132,164	$48,059	$33,271	$7,333	$—	$220,827
Operating expenses	97,233	39,448	30,520	6,722	6,082	180,005

Gross margin	34,931	8,611	2,751	611	(6,082)	40,822
Corporate general & admin	—	—	—	—	10,544	10,544

Operating income (loss)	34,931	8,611	2,751	611	(16,626)	30,278
Other income (expense):
Interest expense	—	(6)	—	—	(4,116)	(4,122)
Gain on sale of operations, net	—	—	—	—	2,589	2,589
Other income (expense), net	30	116	73	—	3,219	3,438

Total other income (expense)	30	110	73	—	1,692	1,905

Income (loss) from continuing operations before income tax expense	$34,961	$8,721	$2,824	$611	$(14,934)	$32,183

	Three Months Ended March 31, 2011
	Financial Services	Employee Services	MMP	National Practices	Corporate And Other	Total
Revenue	$122,286	$44,435	$35,411	$7,937	$—	$210,069
Operating expenses	89,905	36,697	32,074	6,657	4,394	169,727

Gross margin	32,381	7,738	3,337	1,280	(4,394)	40,342
Corporate general & admin	—	—	—	—	9,560	9,560

Operating income (loss)	32,381	7,738	3,337	1,280	(13,954)	30,782
Other income (expense):
Interest expense	—	(6)	—	—	(4,909)	(4,915)
Gain on sale of operations, net	—	—	—	—	2,743	2,743
Other income (expense), net	58	371	69	—	2,583	3,081

Total other income (expense)	58	365	69	—	417	909

Income (loss) from continuing operations before income tax expense	$32,439	$8,103	$3,406	$1,280	$(13,537)	$31,691

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at March 31, 2012 and December 31, 2011, and results of operations and cash flows for the three months ended March 31, 2012 and 2011, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2011. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

See the Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of external relationships and regulatory factors that currently impact CBIZ’s operations.

Executive Summary

Revenue for the first quarter of 2012 was $220.8 million compared to $210.1 million for the same period last year, an increase of 5.1%. Same-unit revenue increased by 0.9%, or $1.9 million in the first quarter compared to the first quarter last year. Revenue from newly acquired operations contributed $8.8 million, or 4.2% of revenue growth compared to the same period a year ago. Earnings per share from continuing operations were $0.38 per diluted share for the first quarter of 2012 compared to $0.36 per diluted share for the same period a year ago.

Cash earnings per diluted share were $0.52 and $0.49 for the first quarters of 2012 and 2011, respectively. CBIZ believes cash earnings per diluted share more clearly illustrates the impact of certain non-cash charges or credits to income from continuing operations and is a useful measure for the Company, its investors and its analysts. Cash earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”), otherwise known as a non-GAAP measure. As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the three months ended March 31, 2012 and 2011 are provided in the “Results of Operations – Continuing Operations” section that follows.

On January 1, 2012, CBIZ acquired Meridian Insurance Group, LLC (“Meridian”) of Boca Raton, FL. Meridian is an insurance brokerage specializing in multiple insurance products including property and casualty, bonding, personal lines and employee benefits. Meridian’s operations are included in the Employee Services practice and are expected to contribute approximately $4.4 million in revenue to CBIZ during 2012. In addition, on February 1, 2012, CBIZ purchased an employee benefits client list which is reported in the Employee Services practice group. Consideration for the acquisition is contingent on the future performance of the client list, which is currently estimated to be $2.5 million.

During the first quarter of 2011, CBIZ sold its individual wealth management business and recognized a pre-tax gain on the sale of $2.3 million. This sale transaction was recorded as a divestiture as it did not meet the specific requirements to be treated as a discontinued operation. During the first quarter of 2012, CBIZ recorded a pre-tax gain of $2.5 million as a result of provisions in the original sales agreement that provided for contingent purchase price to be earned based on the value of the client list retained by the purchaser as of January 1, 2012. See Note 13 to the accompanying consolidated financial statements for further disclosure.

On February 22, 2012, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ outstanding common stock in open market or privately negotiated purchases through March 31, 2013. During the first quarter of 2012, CBIZ purchased 0.1 million shares of its common stock at a total cost of $0.6 million.

Results of Operations – Continuing Operations

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on March 1, 2011, revenue for the month of March would be included in same-unit revenue for the first quarter of both years; revenue for the period January 1, 2012 through February 28, 2012 would be reported as revenue from acquired businesses.

Three Months Ended March 31, 2012 and 2011

Revenue

The following table summarizes total revenue for the three months ended March 31, 2012 and 2011 (in thousands, except percentages).

	THREE MONTHS ENDED MARCH 31,
	2012	% of Total	2011	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$126,523	57.3%	$122,286	58.2%	$4,237	3.5%
Employee Services	44,852	20.3%	44,435	21.1%	417	0.9%
MMP	33,271	15.1%	35,411	16.9%	(2,140)	(6.0)%
National Practices	7,333	3.3%	7,937	3.8%	(604)	(7.6)%

Total same-unit revenue	211,979	96.0%	210,069	100.0%	1,910	0.9%
Acquired businesses	8,848	4.0%	—	—	8,848

Total revenue	$220,827	100.0%	$210,069	100.0%	$10,758	5.1%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased by $10.3 million to $180.0 million for the first quarter of 2012 from $169.7 million for the comparable period of 2011, and increased as a percentage of revenue to 81.5% from 80.8% for the first quarters of 2012 and 2011, respectively. The primary components of operating expenses for the first quarters of 2012 and 2011 are illustrated in the following table:

	THREE MONTHS ENDED MARCH 31,
	2012		2011
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	75.3%	61.4%	74.4%	60.2%	1.2%
Occupancy costs	6.3%	5.1%	6.6%	5.4%	(0.3)%
Depreciation and amortization	2.9%	2.3%	2.9%	2.4%	(0.1)%
Travel and related costs	3.1%	2.5%	2.8%	2.3%	0.2%
Other (1)	10.9%	9.0%	12.4%	9.8%	(0.8)%

Subtotal	98.5%	80.3%	99.1%	80.1%	0.2%
Deferred compensation	1.5%	1.2%	0.9%	0.7%	0.5%

Total operating expenses	100.0%	81.5%	100.0%	80.8%	0.7%

Gross margin		18.5%		19.2%	(0.7)%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The increase in operating expenses as a percentage of revenue attributable to personnel costs primarily consisted of an increase in incentive compensation and benefits costs. The increase in incentive compensation is a result of certain units meeting or exceeding their performance goals through the first quarter of 2012. The increase in benefits is due to increased costs related to the Company’s self-insured health plan. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”. Occupancy costs were relatively flat for the first quarter of 2012 compared to the same period in 2011, but decreased as a percentage of revenue in the first quarter of 2012 compared to the same period last year primarily as a result of the increase in revenue.

Corporate general and administrative expenses – Corporate general and administrative (“G&A”) expenses increased by $0.9 million to $10.5 million for the first quarter of 2012 from $9.6 million for the comparable period of 2011, and increased as a percentage of revenue to 4.8% for the first quarter of 2012 from 4.6% for the first quarter of 2011. The primary components of G&A expenses for the first quarters of 2012 and 2011 are illustrated in the following table:

	THREE MONTHS ENDED MARCH 31,
	2012		2011
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	62.4%	3.0%	66.5%	3.0%	—
Professional services	15.0%	0.7%	9.2%	0.4%	0.3%
Computer costs	4.6%	0.2%	4.6%	0.2%	—
Occupancy costs	2.4%	0.1%	2.4%	0.1%	—
Travel and related costs	2.4%	0.1%	2.7%	0.1%	—
Depreciation and amortization	0.8%	—	1.0%	—	—
Other (1)	9.4%	0.6%	11.6%	0.7%	(0.1)%

Subtotal	97.0%	4.7%	98.0%	4.5%	0.2%
Deferred compensation costs	3.0%	0.1%	2.0%	0.1%	—

Total G&A expenses	100.0%	4.8%	100.0%	4.6%	0.2%

(1)	Other G&A expenses include office expenses, equipment costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The increase in G&A expenses as a percentage of revenue attributable to professional services is primarily due to an increase in consulting fees. These consulting fees are associated with legal matters and were incurred to aid in the preparation of the Company’s defense in legal proceedings. For further discussion of legal proceedings, see Note 6 to the accompanying consolidated financial statements.

Interest expense – Interest expense decreased by $0.8 million to $4.1 million for the first quarter of 2012 from $4.9 million for the comparable period in 2011. The decrease in interest expense primarily relates to a decrease of $0.8 million related to the 3.125% Convertible Senior Subordinated Notes that were issued in 2006 (“2006 Notes”) as a result of the repurchase of $39.3 million of the 2006 Notes in June 2011. The average net carrying value of the 2006 Notes and the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) was $119.1 million and $155.1 million for the first quarters of 2012 and 2011, respectively. Interest expense related to the credit facility was $1.7 million for the first quarters of 2012 and 2011. Average debt outstanding under the credit facility was $161.5 million and $126.2 million and weighted average interest rates were 3.3% and 4.0% for the first quarters in 2012 and 2011, respectively. See Note 5 of the accompanying consolidated financial statements for further discussion of CBIZ’s debt arrangements.

Gain on sale of operations, net – The gain on sale of operations, net was $2.6 million and $2.7 million for the three months ended March 31, 2012 and 2011, respectively, and is primarily due to the sale of the Company’s individual wealth management business in the first quarter of 2011. The 2012 gain of $2.5 million was the result of the completion of certain contingent provisions in the original sales agreement. The wealth management business was reported in the Employee Services practice group.

Other income, net – Other income, net was $3.4 million and $3.1 million for the first quarters of 2012 and 2011, respectively, and was primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan and adjustments to contingent liabilities related to prior acquisitions. Gains in the fair value of investments related to the deferred compensation plan were $3.0 million and $1.6 million for the first quarters of 2012 and 2011, respectively. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increase to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income. Adjustments to contingent liabilities related to prior acquisitions were approximately $0.3 million and $1.2 million for the first quarters of 2012 and 2011, respectively.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $13.4 million and $13.6 million for the first quarters of 2012 and 2011, respectively. The effective tax rate for the first quarter of 2012 was 41.7%, compared to an effective rate of 42.9% for the comparable period in 2011. The decrease in the effective tax rate was primarily due to non-deductible goodwill related to the sale of the individual wealth management business that was completed in the first quarter of 2011 and higher effective state income tax rates in the first quarter of 2011.

Earnings per share and cash earnings per share – Earnings per share from continuing operations were $0.38 and $0.36 per diluted share for the three months ended March 31, 2012 and 2011 and cash earnings per share were $0.52 and $0.49 per diluted share for the three months ended March 31, 2012 and 2011, respectively. The Company believes cash earnings and cash earnings per diluted share, which are non-GAAP measures, more clearly illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful measure for the Company, its investors and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from operations and diluted earnings per share from continuing operations to cash earnings per share for the three months ended March 31, 2012 and 2011.

CASH EARNINGS AND PER SHARE DATA Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	THREE MONTHS ENDED MARCH 31,
	2012	Per Share	2011	Per Share
	(In thousands, except per share data)
Income from continuing operations	$18,767	$0.38	$18,104	$0.36

Selected non-cash charges:
Depreciation and amortization	5,228	0.11	5,030	0.10
Non-cash interest on convertible notes	636	0.01	1,041	0.02
Stock-based compensation	1,506	0.03	1,324	0.03
Adjustment to contingent earnouts	(250)	(0.01)	(1,152)	(0.02)

Non-cash charges	$7,120	$0.14	$6,243	$0.13

Cash earnings – continuing operations	$25,887	$0.52	$24,347	$0.49

Operating Practice Groups

CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”) and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	THREE MONTHS ENDED MARCH 31,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$126,523	$122,286	$4,237	3.5%
Acquired businesses	5,641	—	5,641

Total revenue	$132,164	$122,286	$9,878	8.1%
Operating expenses	97,233	89,905	7,328	8.2%

Gross margin	$34,931	$32,381	$2,550	7.9%

Gross margin percent	26.4%	26.5%

The increase in same-unit revenue was primarily due to an increase in effective rates realized for services provided in the first quarter of 2012 compared to the first quarter of 2011 of approximately 2.3%, as well as the impact of special project work that commenced since the first quarter of the prior year. The increase in effective rates of 2.3% was due to increases in rates charged to clients, offset by a decline in hours of 1%. The improvement in rates realized for services provided was due to improved engagement efficiencies as well as a modest increase in rates. The decline in hours was due to improved engagement efficiencies and, to a lesser extent, decreased client demand in several local business units. Revenue from acquired businesses was the result of the acquisitions of Thompson Dunavant (“TD”), which occurred on August 1, 2011, and to a lesser extent, the acquisition of Gresham Smith (“GS”), which occurred on October 1, 2011.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $40.9 million and $38.2 million for the quarters ended March 31, 2012 and 2011, respectively. The increase in ASA fees was primarily the result of acquisitions.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs which represented 90.1% and 89.1% of total operating expenses for the first quarters of 2012 and 2011, respectively. Personnel costs increased $6.9 million during the first quarter of 2012 compared to the same period in 2011, and represented 81.0% and 80.0% of total operating expenses for the first quarters of 2012 and 2011, respectively. The $6.9 million increase was comprised of an increase in same-unit personnel costs of $3.9 million due to increased headcount at the National Units and an increase in incentive compensation costs due to improved overall profitability, and an increase of $3.0 million associated with the acquisition of TD and GS. Personnel costs represented 59.6% and 58.8% of revenue for the quarters ended March 31, 2012 and 2011, respectively. Occupancy costs are relatively fixed in nature and were $6.2 million, or 4.7% of revenue, and $6.0 million, or 4.9% of revenue, for the first quarters of 2012 and 2011, respectively. Travel and related costs were $2.6 million for the first quarter of 2012 compared to $2.2 million for the same period in 2011, and were 2.0% and 1.8% of total revenue for the quarters ended March 31, 2012 and 2011, respectively. The increase in travel and related costs was due to increased client development, professional staff training efforts and from the impact of acquisitions. In addition, as a result of successful collection efforts, bad debt expense decreased $0.6 million in the first quarter of 2012 compared to the same period a year ago, and was 0.5% and 1.1% of revenue for the first quarters of 2012 and 2011, respectively.

As a result of the items discussed above, gross margin percentage decreased 0.1% and was 26.4% for the first quarter of 2012 compared to 26.5% for the same period in 2011.

Employee Services

	THREE MONTHS ENDED MARCH 31,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$44,852	$44,435	$417	0.9%
Acquired businesses	3,207	—	3,207

Total revenue	$48,059	$44,435	$3,624	8.2%
Operating expenses	39,448	36,697	2,751	7.5%

Gross margin	$8,611	$7,738	$873	11.3%

Gross margin percent	17.9%	17.4%

The increase in same-unit revenue was primarily attributable to increases in the payroll services, human capital advisory and retirement plan advisory businesses, offset in part by declines in the Company’s employee benefits businesses. The Company’s payroll services business increased $0.5 million due to higher pricing trends for payroll and related services, the human capital advisory revenues increased approximately $0.4 million due to an increase in demand for recruiting services, and the retirement advisory business increased $0.5 million due to higher asset values resulting largely from favorable market performance. Partially offsetting these increases was a decrease of approximately $0.8 million in the employee benefits business due to continued high levels of client workforce downsizing and client plan design changes.

The growth in revenue from acquisitions was provided by: Multiple Benefits Services, an employee benefits business located in Atlanta, Georgia that was acquired in the third quarter of 2011; PSA Insurance, a retirement advisory business located in Baltimore, Maryland that was acquired in the fourth quarter of 2011; Advantage Benefit Planning, an employee benefits business located in Pleasantville, New Jersey that was acquired in the fourth quarter of 2011; Meridian Insurance Group, a property and casualty insurance and employee benefits business headquartered in Boca Raton, Florida with an office in Atlanta, Georgia that was acquired in the first quarter of 2012; and Strategic Employee Benefit Services, an employee benefits client list in the Chicago, Illinois market that was acquired in the first quarter of 2012.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.2% and 83.1% of total operating expenses for the first quarters of 2012 and 2011, respectively. Personnel costs increased approximately $2.2 million, primarily as a result of the acquired businesses, as well as higher sales commissions related to the increase in revenues in the businesses discussed above. Personnel costs represented 62.9% and 63.1% of revenue for the quarters ended March 31, 2012 and 2011, respectively. Occupancy costs are relatively fixed in nature and were $2.5 million for the first quarters of 2012 and 2011.

The increase in gross margin percent was primarily attributable to the growth in revenue from the acquired businesses mentioned above as well as the fact that the largest revenue increases occurred in the businesses which have a more fixed cost structure, and therefore, increases in revenue tend to have a more favorable impact on gross profit and the related margin.

Medical Management Professionals

	THREE MONTHS ENDED MARCH 31,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$33,271	$35,411	$(2,140)	(6.0)%
Operating expenses	30,520	32,074	(1,554)	(4.8)%

Gross margin	$2,751	$3,337	$(586)	(17.6)%

Gross margin percent	8.3%	9.4%

Same-unit revenue decreased 6.0% for the first quarter of 2012 compared to the same period in 2011. Approximately 44% of the decrease is attributable to decreased revenues from existing clients, with the remaining 56% attributable to client terminations, net of new business sold. The decline in revenue from existing clients can be attributed to several factors including decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure. The decline in revenue from client terminations net of new business sold is attributable to many factors including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations, increased competitive pressures and timing of new business.

The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services), which represent 86.6% and 86.3% of total operating expenses for the quarters ended March 31, 2012 and 2011, respectively. Personnel costs decreased $0.8 million for the quarter ended March 31, 2012, and increased as a percentage of revenue to 58.8% compared to 57.6% for the comparable period in 2011. Professional service fees were flat at $2.2 million in both periods presented. In response to the decline in revenue, MMP has reduced headcount and related personnel costs in billing operations through process improvements and labor saving technologies. Office expenses decreased $0.2 million for the quarter ended March 31, 2012 compared to the same period in 2011, and decreased slightly as a percent of revenue to 7.6% compared to 7.7% for the comparable period in 2011 as a result of lower statement mailing volume. Facilities costs decreased $0.2 million for the quarter ended March 31, 2012, and decreased as a percentage of revenue to 6.6% versus 6.8% in the comparable period in 2011 as a result of certain satellite office locations closing since the first quarter of last year.

The decrease in gross margin is primarily the result of the decrease in revenue in the first quarter of 2012 compared to the same period a year ago. As discussed above, operating expenses were managed and decreased as well, but at a slower rate than the revenue decline, thus the decrease in both gross margin dollars and percent.

National Practices

	THREE MONTHS ENDED MARCH 31,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,333	$7,937	$(604)	(7.6)%
Operating expenses	6,722	6,657	65	1.0%

Gross margin	$611	$1,280	$(669)	(52.3)%

Gross margin percent	8.3%	16.1%

The decrease in revenue was attributable to CBIZ’s mergers and acquisitions business completing a transaction and recording a success fee of $0.8 million in the first quarter of 2011, and not closing a transaction in the first quarter of 2012, thus recording no success fees in 2012. This decrease was partially offset by slight increases in services provided under a contractual relationship with CBIZ’s largest client, Edward Jones, and in services provided in CBIZ’s healthcare consulting business.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 94.5% and 95.8% of total operating expenses for the three months ended March 31, 2012 and 2011, respectively. Personnel costs for the first quarter of 2012 were flat compared to the same period a year ago, although they increased as a percentage of revenue to 84.0% for the first quarter of 2012 from 77.8% for the first quarter of 2011 due to the decrease in revenue. Occupancy costs and travel and related costs were flat for the three months ended March 31, 2012 and 2011.

The decrease in gross margin is primarily the result of a decrease in revenues combined with relatively flat operating expenses for the first quarter of 2012 compared to the first quarter of 2011.

Financial Condition

Total assets were $857.7 million at March 31, 2012, an increase of $45.4 million versus December 31, 2011. Current assets of $327.8 million exceeded current liabilities of $211.9 million by $115.9 million.

Cash and cash equivalents increased by $1.6 million to $3.2 million at March 31, 2012 from $1.6 million at December 31, 2011. Restricted cash was $18.0 million at March 31, 2012, a decrease of $1.8 million from the December 31, 2011 balance of $19.8 million. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority regulated businesses and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net, were $179.8 million at March 31, 2012, an increase of $42.8 million from December 31, 2011 due to the cyclical nature of CBIZ’s Financial Services business. Days sales outstanding (“DSO”) from continuing operations was 90 days, 71 days and 87 days at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $11.6 million and $11.4 million at March 31, 2012 and December 31, 2011, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

Funds held for clients and the corresponding client fund obligations primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts from clients and the subsequent cash payments. Client fund obligations can differ from funds held for clients due to changes in the market value of the underlying investments. The nature of these accounts is further described in Note 1 to the consolidated financial statements included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2011.

Property and equipment, net, decreased by $1.4 million to $20.4 million at March 31, 2012 from $21.8 million at December 31, 2011. The decrease is primarily the result of depreciation and amortization expense of $1.5 million, partially offset by capital expenditures of $0.2 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $7.6 million at March 31, 2012 from December 31, 2011. This increase is comprised of additions to goodwill and intangible assets of $11.3 million due to business acquisitions and contingent purchase price adjustments in the first quarter of 2012, partially offset by amortization expense of $3.7 million for the first quarter of 2012.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $37.7 million and $33.6 million at March 31, 2012 and December 31, 2011, respectively. The increase in assets of the deferred compensation plan of $4.1 million consisted of net participant contributions of $1.1 million and an increase in the fair value of the investments of $3.0 million for the three months ended March 31, 2012. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accounts payable balances of $35.8 million and $35.0 million at March 31, 2012 and December 31, 2011, respectively, reflect amounts due to suppliers and vendors. Accounts payable balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $26.4 million and $33.7 million at March 31, 2012 and December 31, 2011, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable – current decreased by $12.8 million to $1.2 million at March 31, 2012 from $14.0 million at December 31, 2011. Notes payable balances and activity are primarily attributable to contingent proceeds earned by previously acquired businesses and guaranteed payments related to business acquisitions. During the three months ended March 31, 2012, payments on notes attributable to contingent proceeds relating to previously acquired businesses were approximately $14.0 million. Partially offsetting this decrease were increases of $0.4 million as a result of adjustments to contingent purchase price payables and $0.8 million from guaranteed payments on recent acquisitions.

Other liabilities (current and non-current) increased by $0.8 million to $55.7 million at March 31, 2012 from $54.9 million at December 31, 2011. The increase was primarily attributable to the addition of approximately $1.1 million of estimated contingent purchase price liabilities and $0.8 million of guaranteed purchase price related to a 2012 business acquisition, an increase of $2.4 million related to the acquisition of a client list, an increase of $1.8 million in accrued interest payable on convertible notes and an increase of $1.4 million related to the self-funded health insurance plan. These increases were partially offset by recognition of $3.9 million of deferred purchase price on the sale of the Company’s individual wealth management business that was effective January 1, 2011, payments on contingent purchase price liabilities of $1.7 million and a decrease of $1.2 million related to accrued commissions.

Income taxes payable—current was $10.2 million at March 31, 2012 versus income taxes refundable of $3.9 million at December 31, 2011. The income taxes refundable balance at December 31, 2011 occurred as CBIZ made estimated tax payments that exceeded the tax liabilities CBIZ expected to incur with its 2011 income tax filings. Income taxes payable—current at March 31, 2012 primarily represents the provision for current income taxes less estimated tax payments. Income taxes payable – non-current at March 31, 2012 and December 31, 2011 was $4.6 million and $4.4 million, respectively, and represents the accrual for uncertain tax positions.

CBIZ’s convertible notes are carried at face value less any unamortized discount. The $0.6 million increase in the carrying value of the convertible notes at March 31, 2012 versus December 31, 2011 represents amortization of the discount which is recognized as non-cash interest expense in the consolidated statements of comprehensive income. The convertible notes are further disclosed in Note 5 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility increased $33.4 million to $178.4 million at March 31, 2012 from $145.0 million at December 31, 2011. This increase was primarily attributable to the seasonal use of cash that typically occurs in CBIZ’s first fiscal quarter and payments totaling $20.7 million for business acquisitions and contingent earnouts related to prior period acquisitions.

Stockholders’ equity increased by $20.3 million to $280.5 million at March 31, 2012 from $260.2 million at December 31, 2011. The increase was primarily attributable to net income of $18.8 million, CBIZ’s stock award programs which contributed $1.4 million, the issuance of $0.6 million in common shares related to business acquisitions, and income of $0.1 million to adjust the fair value of CBIZ’s investments in corporate and municipal bonds which is included in accumulated other comprehensive loss. These increases were partially offset by $0.6 million related to the repurchase of 0.1 million of CBIZ common stock.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility and $130 million in 2010 Notes.

CBIZ maintains a $275 million unsecured credit facility with Bank of America as agent bank for a group of seven participating banks. The credit facility also has a letter of credit sub-facility. At March 31, 2012, CBIZ had $178.4 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $7.7 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $14.6 million at March 31, 2012. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital requirements.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of March 31, 2012. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering securities or debt through public or private markets.

Sources and Uses of Cash

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
Total cash provided by (used in):	2012	2011
Operating activities	$(11,285)	$(3,750)
Investing activities	(13,720)	(40,535)
Financing activities	26,581	43,792

Decrease in cash and cash equivalents	$1,576	$(493)

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

For the first quarter of 2012, cash used by operating activities was $11.3 million and was primarily due to changes in working capital of $34.1 million and a net gain on the sale of operations and discontinued operations transactions of $2.6 million. The use of working capital cash was primarily a result of increased accounts receivable and the timing of payments on payables and personnel costs, offset partially by the increase in the tax liability based on the quarterly earnings. The gain on sale of operations was primarily the contingent purchase price received related to the January 2011 sale of CBIZ’s individual wealth management business. Offsetting these uses of cash for the first quarter of 2012 were net income of $18.8 million and non-cash adjustments to net income of approximately $6.6 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the convertible notes discount, amortization of deferred financing fees, stock-based compensation expenses, deferred income taxes, and adjustments to contingent purchase price liabilities.

For the first quarter of 2011, cash used by operating activities was $3.8 million and was primarily due to changes in working capital of $27.9 million and a net gain on the sale of operations and discontinued operations transactions of $2.5 million. The use of working capital cash was primarily a result of increased accounts receivable and the timing of payments on payables and personnel costs, offset partially by the increase in the tax liability based on the quarterly earnings. The gain on sale of operations was primarily the net impact of the sale of CBIZ’s individual wealth management business. Offsetting these uses of cash for the first quarter of 2011 were net income of $17.9 million and non-cash adjustments to net income of approximately $9.0 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the convertible notes discount, amortization of deferred financing fees, stock-based compensation expenses, deferred income taxes, and adjustments to contingent purchase price liabilities. Cash used by discontinued operations was $0.3 million.

Investing Activities

CBIZ’s investing activities typically consist of: payments for business acquisitions and client lists, contingent payments associated with business acquired prior to 2009, purchases of capital equipment, net activity related to funds held for clients, and proceeds received from sales of divestitures and discontinued operations. Capital expenditures consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.

Investing uses of cash during the first quarter of 2012 consisted of $19.0 million of net cash used for business acquisitions and contingent payments on prior acquisitions and $0.2 million for capital expenditures. These uses were partially offset by $4.4 million in net activity related to funds held for clients and $1.0 million in proceeds received from the sales of divested and discontinued operations.

Investing uses of cash during the first quarter of 2011 consisted of $29.6 million in net activity related to funds held for clients, $10.9 million of net cash used for business acquisitions and contingent payments on prior acquisitions and $0.5 million for capital expenditures. These uses were partially offset by $0.5 million in proceeds from the sales of divested and discontinued operations.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, net change in client fund obligations, and proceeds from the exercise of stock options.

Net cash provided by financing activities during the first quarter of 2012 was primarily from net borrowings from the credit facility of $33.4 million. This source of cash was partially offset by $4.4 million in net activity related to client fund obligations, $1.7 million in payments for contingent consideration included as part of the initial measurement of business acquisitions and $0.6 million used to repurchase shares of CBIZ common stock.

Net cash provided by financing activities during the first quarter of 2011 consisted of $29.6 million in net activity related to client fund obligations, $13.9 million in net proceeds from the credit facility and $0.7 million in proceeds from the exercise of stock options (including tax benefits). These sources of cash were partially offset by $0.3 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations at March 31, 2012 for the next five years and thereafter is set forth below (in thousands):

	Total	2012 (1)	2013	2014	2015	2016	Thereafter
Convertible notes (2)	$130,750	$—	$—	$—	$130,000	$750	$—
Interest on convertible notes	25,460	6,362	6,362	6,362	6,362	12	—
Credit facility (3)	178,400	—	—	—	178,400	—	—
Income taxes payable (4)	10,233	10,233	—	—	—	—	—
Notes payable	2,819	1,222	1,222	375	—	—	—
Contingent purchase price liabilities(5)	24,516	11,728	6,458	3,995	2,079	129	127
Restructuring lease obligations (6)	7,734	1,608	1,592	1,201	1,239	1,135	959
Non-cancelable operating lease obligations (6)	143,276	26,993	31,058	23,168	19,320	17,155	25,582
Letters of credit in lieu of cash security deposits	2,516	—	45	250	—	834	1,387
Performance guarantees for non-consolidated affiliates	5,173	5,173	—	—	—	—	—
License bonds and other letters of credit	1,563	976	571	1	15	—	—

Total	$532,440	$64,295	$47,308	$35,352	$337,415	$20,015	$28,055

(1)	Represents contractual obligations from April 1, 2012 to December 31, 2012.
(2)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of the convertible notes on June 1, 2016 and can be redeemed by the Company at anytime.
(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.
(4)	Does not reflect $4.1 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.
(5)	Represents contingent earnout liability that is expected to be paid over the next six years to businesses CBIZ acquired on or after January 1, 2009.
(6)	Excludes cash expected to be received under subleases.

Off-Balance Sheet Arrangements

CBIZ maintains administrative service agreements with independent CPA firms (as described more fully in the Annual Report on Form 10-K for the year ended December 31, 2011), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact to CBIZ is not material to the financial condition, results of operations, or cash flows of CBIZ.

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $5.2 million at March 31, 2012 and December 31, 2011. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.5 million at March 31, 2012 and December 31, 2011. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2012 and December 31, 2011 totaled $1.6 million.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2012, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Interest Rate Risk Management

CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At March 31, 2012, CBIZ had an interest rate swap with a $40 million notional amount, of which $25 million will expire in June 2014 and the remaining $15 million will expire in June 2015. CBIZ did not have any interest rate swaps at March 31, 2011. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

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

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to CBIZ’s critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading Critical Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2011.

Valuation of Goodwill

Goodwill impairment testing between annual testing dates may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2011. There was no goodwill impairment during the year ended December 31, 2011 or during the three months ended March 31, 2012.

CBIZ reviewed the significant assumptions that it used in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions and other qualitative factors that impact various economic indicators that are utilized in assessing fair value. Based on these analyses and the lack of any other evidence or significant event, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the three months ended March 31, 2012.

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which states that comprehensive income should be presented in either one or two consecutive financial statements. Companies will have the option to either present other comprehensive income on the same statement as net income, or as a separate statement that immediately follows the statement of net income. ASU 2011-05 was effective for the first reporting period after December 15, 2011, and was applied retrospectively. CBIZ adopted the provisions of ASU 2011-05 for the first quarter of 2012 as is evidenced by other comprehensive income being presented in the Consolidated Statements of Comprehensive Income.

In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”) “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 does not extend the use of fair value, but rather provides additional disclosure guidance about the application of fair value in those areas where fair value is already required or permitted, especially for Level 3 fair value measurements. ASU 2011-04 was effective for the first reporting period after December 15, 2011 and is to be applied prospectively. CBIZ adopted the provisions of ASU 2011-04 for the first quarter of 2012 and has provided additional disclosure in its discussion of fair value, especially for the Company’s level 3 fair value disclosures.

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

A more detailed description of risk factors may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2011. Except as required by the federal securities laws, CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, such as quarterly, periodic and annual reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at March 31, 2012 was $178.4 million. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2012, interest expense would increase or decrease approximately $1.4 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At March 31, 2012, CBIZ had an interest rate swap with a $40 million notional amount, of which $25 million will expire in June 2014 and the remaining $15 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions

In connection with CBIZ’s payroll business, funds held for clients are segregated and invested in short-term investments, such as corporate and municipal bonds. In accordance with the Company’s investment policy, all investments carry an investment grade rating at the time of the initial investment. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected on the consolidated statements of comprehensive income for the respective period. If an adjustment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to “Other income (expense), net” on the consolidated statements of comprehensive income. See Notes 7 and 8 to the accompanying consolidated financial statements for further discussion regarding these investments and the related fair value assessments.

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

(b)	Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

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

In January 2012 the CBIZ Parties were added as defendants to a lawsuit filed in the Superior Court of California for Orange County, (Signature Financial Group, Inc., et al, v. Mayer Hoffman McCann, P.C., et al). This lawsuit arises out of a review of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009 Medical Capital was sued by the SEC and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are financial advisors that sold Medical Capital investments to their clients. Those plaintiffs were sued by their clients for losses related to Medical Capital and now seek to recover damages from the CBIZ Parties and Mayer Hoffman for the losses and expenses they incurred in litigation with their respective clients and lost profits. The Signature lawsuit seeks to impose auditor-type liabilities upon the CBIZ Parties for attest services they did not conduct. Specific claims include fraud, intentional misrepresentation and concealment; negligent misrepresentation; equitable indemnity; declaratory relief and respondeat superior.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These risks could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent sales of unregistered shares

On January 1, 2012, in connection with the acquisition of Meridian Insurance Group, CBIZ paid cash and issued 93,560 shares of common stock to acquire substantially all of the assets of the company. In addition, during the first quarter of 2012, approximately 263,000 shares of CBIZ common stock were issued as contingent consideration owed to former owners of businesses that were acquired by CBIZ prior to 2012. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued had access to full information about distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

(c)	Issuer purchases of equity securities

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 22, 2012, CBIZ’s Board of Directors authorized a Share Repurchase Plan which authorized the purchase of up to 5.0 million shares of CBIZ common stock. The Share Repurchase Plan is effective beginning April 1, 2012 and expires one year from the effective date. The repurchase plan does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. In addition, pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest shareholder, Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote, CBIZ purchased an option for $5.0 million, which expires on September 30, 2013, to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury.

Shares repurchased during the three months ended March 31, 2012 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Fourth Quarter Purchases (1)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan (3)
January 1 – January 31, 2012	100	$6.01	100	3,544
February 1 – February 29, 2012	—	—	—	3,544
March 1 – March 31, 2012	—	—	—	3,544
Total first quarter purchases	100	$6.01	100

(1)	CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
(2)	Average price paid per share includes fees and commissions.
(3)	Calculated under the share repurchase plan expiring March 31, 2012. Effective April 1, 2012, the shares available to be purchased was reset to 5.0 million.

According to the terms of CBIZ’s credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 8 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2011 for a description of working capital restrictions and limitations upon the payment of dividends.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (ii) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates documents furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc. (Registrant)

Date: May 10, 2012	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer Duly Authorized Officer and Principal Financial Officer