Form 10-Q
period 2012-06-30
CBIZ, Inc.
filed 2012-08-09
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 31, 2012
Common Stock, par value $0.01 per share	49,872,432

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	JUNE 30, 2012	DECEMBER 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,069	$1,613
Restricted cash	21,770	19,838
Accounts receivable, net	164,083	137,073
Income taxes refundable	—	3,898
Deferred income taxes – current	9,652	8,056
Other current assets	10,723	11,438
Assets of discontinued operations	505	559

Current assets before funds held for clients	209,802	182,475
Funds held for clients	83,846	109,854

Total current assets	293,648	292,329

Property and equipment, net	20,854	21,802
Goodwill and other intangible assets, net	465,463	458,340
Assets of deferred compensation plan	37,405	33,585
Other assets	5,468	6,301

Total assets	$822,838	$812,357

LIABILITIES
Current liabilities:
Accounts payable	$46,709	$34,960
Income taxes payable – current	6,623	—
Accrued personnel costs	30,795	33,658
Notes payable – current	1,222	13,986
Other current liabilities	31,177	33,579
Liabilities of discontinued operations	185	199

Current liabilities before client fund obligations	116,711	116,382
Client fund obligations	83,620	109,800

Total current liabilities	200,331	226,182

Convertible notes, net	121,073	119,778
Bank debt	149,200	145,000
Income taxes payable – non-current	4,667	4,441
Deferred income taxes – non-current, net	1,829	1,893
Deferred compensation plan obligations	37,405	33,585
Other non-current liabilities	24,945	21,320

Total liabilities	539,450	552,199

STOCKHOLDERS’ EQUITY
Common stock	1,117	1,111
Additional paid-in capital	554,254	551,205
Retained earnings	98,618	73,985
Treasury stock	(369,818)	(365,364)
Accumulated other comprehensive loss	(783)	(779)

Total stockholders’ equity	283,388	260,158

Total liabilities and stockholders’ equity	$822,838	$812,357

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
Revenue	$188,606	$183,464	$409,433	$393,533
Operating expenses	166,691	160,395	346,696	330,122

Gross margin	21,915	23,069	62,737	63,411
Corporate general and administrative expenses	7,638	6,744	18,182	16,304

Operating income	14,277	16,325	44,555	47,107

Other income (expense):
Interest expense	(4,146)	(4,407)	(8,268)	(9,322)
Gain on sale of operations, net	50	2	2,639	2,745
Other (expense) income, net	(840)	27	2,598	3,108

Total other expense, net	(4,936)	(4,378)	(3,031)	(3,469)

Income from continuing operations before income tax expense	9,341	11,947	41,524	43,638

Income tax expense	3,512	5,095	16,928	18,682

Income from continuing operations after income tax expense	5,829	6,852	24,596	24,956

Gain (loss) from discontinued operations, net of tax	1	(331)	(3)	(570)

Gain on disposal of discontinued operations, net of tax	18	30	40	70

Net income	$5,848	$6,551	$24,633	$24,456

Earnings (loss) per share:

Basic:
Continuing operations	$0.12	$0.14	$0.50	$0.50
Discontinued operations	—	(0.01)	—	(0.01)

Net income	$0.12	$0.13	$0.50	$0.49

Diluted:
Continuing operations	$0.12	$0.14	$0.50	$0.50
Discontinued operations	—	(0.01)	—	(0.01)

Net income	$0.12	$0.13	$0.50	$0.49

Basic weighted average shares outstanding	49,040	49,615	49,074	49,469

Diluted weighted average shares outstanding	49,244	49,958	49,391	49,880

Comprehensive Income:
Net income	5,848	6,551	24,633	24,456
Other comprehensive (loss) income, net of tax	(84)	(59)	(4)	341

Comprehensive income	$5,764	$6,492	$24,629	$24,797

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
Cash flows from operating activities:
Net income	$24,633	$24,456
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from discontinued operations, net of tax	(37)	500
Gain on sale of operations, net	(2,639)	(2,745)
Depreciation and amortization expense	10,534	9,995
Amortization of discount on notes and deferred financing costs	1,789	2,814
Bad debt expense, net of recoveries	2,321	2,155
Adjustment to contingent earnout liability	(7)	(1,069)
Deferred income taxes	(1,685)	(4,060)
Employee stock awards	2,869	2,914
Excess tax benefits from share based payment arrangements	—	(171)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(1,626)	260
Accounts receivable, net	(28,827)	(19,751)
Other assets	890	1,370
Accounts payable	11,420	(2,040)
Income taxes payable/refundable	9,792	11,220
Accrued personnel costs and other liabilities	(3,864)	(2,365)

Net cash provided by continuing operations	25,563	23,483
Operating cash flows used in discontinued operations	36	(599)

Net cash provided by operating activities	25,599	22,884

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(21,119)	(10,866)
Purchases of client fund investments	(4,042)	(15,114)
Proceeds from the sales and maturities of client fund investments	3,301	9,196
Proceeds from sales of divested and discontinued operations	1,215	694
Net decrease (increase) in funds held for clients	27,321	(12,656)
Additions to property and equipment, net	(2,068)	(941)
Other	10	14

Net cash provided by (used in) investing activities	4,618	(29,673)

Cash flows from financing activities:
Proceeds from bank debt	293,650	277,750
Payment of bank debt	(289,450)	(247,650)
Repurchase of convertible notes	—	(39,250)
Payment for acquisition of treasury stock	(4,454)	(648)
Net (decrease) increase in client funds obligations	(26,526)	16,174
Proceeds from exercise of stock options	—	768
Payment of contingent consideration of acquisitions	(1,832)	(330)
Excess tax benefit from exercise of stock awards	—	171
Debt issuance costs	—	(560)
Other	(149)	(149)

Net cash (used in) provided by financing activities	(28,761)	6,276

Net increase (decrease) in cash and cash equivalents	1,456	(513)
Cash and cash equivalents at beginning of year	1,613	724

Cash and cash equivalents at end of period	$3,069	$211

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of June 30, 2012 and December 31, 2011, the consolidated results of their operations for the three and six months ended June 30, 2012 and 2011, and the cash flows for the six months ended June 30, 2012 and 2011. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which states that comprehensive income should be presented in either one or two consecutive financial statements. Companies have the option to either present other comprehensive income on the same statement as net income, or as a separate statement that immediately follows the statement of net income. ASU 2011-05 was effective for the first reporting period after December 15, 2011, and was applied retrospectively. CBIZ adopted the provisions of ASU 2011-05 for the first quarter of 2012.

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

2.	Accounts Receivable, Net

Accounts receivable balances at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30,	December 31,
	2012	2011
Trade accounts receivable	$128,340	$113,143
Unbilled revenue	46,226	33,150

Total accounts receivable	174,566	146,293
Allowance for doubtful accounts	(10,483)	(9,220)

Accounts receivable, net	$164,083	$137,073

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30,	December 31,
	2012	2011
Goodwill	$384,523	$377,281
Intangible assets:
Client lists	135,309	128,537
Other intangible assets	8,388	9,826

Total intangible assets	143,697	138,363

Total goodwill and intangibles assets	528,220	515,644
Accumulated amortization:
Client lists	(57,513)	(50,969)
Other intangible assets	(5,244)	(6,335)

Total accumulated amortization	(62,757)	(57,304)

Goodwill and other intangible assets, net	$465,463	$458,340

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating expenses	$5,219	$4,877	$10,366	$9,815
Corporate general and administrative expenses	87	88	168	180

Total depreciation and amortization expense	$5,306	$4,965	$10,534	$9,995

5.	Borrowing Arrangements

CBIZ had two primary debt arrangements at June 30, 2012 that provided the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million and a $275 million unsecured credit facility. In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2011 for additional details of CBIZ’s borrowing arrangements.

2010 Convertible Senior Subordinated Notes

On September 27, 2010, CBIZ issued $130.0 million of 2010 Notes to qualified institutional buyers. The 2010 Notes are direct, unsecured, senior subordinated obligations of CBIZ. The 2010 Notes bear interest at a rate of 4.875% per annum, payable in cash semi-annually in arrears on April 1 and October 1. The 2010 Notes mature on October 1, 2015 unless earlier redeemed, repurchased or converted.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30,	December 31,
	2012	2011
Principal amount of notes	$130,000	$130,000
Unamortized discount	(9,677)	(10,972)

Net carrying amount	$120,323	$119,028

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount is being amortized at an annual effective rate of 7.5% over the term of the 2010 Notes, which is five years from the date of issuance. At June 30, 2012, the unamortized discount had a remaining amortization period of approximately 39 months.

2006 Convertible Senior Subordinated Notes

At June 30, 2012, CBIZ still has $750,000 outstanding of its 3.125% Convertible Senior Subordinated Notes that were issued in 2006 (“2006 Notes”). These 2006 Notes are direct, unsecured, senior subordinated obligations of CBIZ. The 2006 Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted.

CBIZ separately accounts for the debt and equity components of the 2006 Notes. The carrying amount of the debt and equity components at June 30, 2012 and December 31, 2011 were as follow (in thousands):

	June 30,	December 31,
	2012	2011
Principal amount of notes	$750	$750
Unamortized discount	—	—

Net carrying amount	$750	$750

Additional paid-in-capital, net of tax	$11,425	$11,425

During the three and six months ended June 30, 2012 and 2011, CBIZ recognized interest expense on the 2010 Notes and 2006 Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contractual coupon interest	$1,591	$1,795	$3,181	$3,692
Amortization of discount	659	912	1,295	1,953
Amortization of deferred financing costs	180	217	360	449

Total interest expense	$2,430	$2,924	$4,836	$6,094

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Bank Debt

CBIZ maintains a $275 million unsecured credit facility (“credit facility”) with Bank of America as agent for a group of seven participating banks. The balance outstanding under the credit facility was $149.2 million and $145.0 million at June 30, 2012 and December 31, 2011, respectively. Rates for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011
Weighted average rates	3.22%	3.52%

Range of effective rates	2.69% - 3.91%	2.66% - 5.75%

CBIZ had approximately $8.8 million of available funds under the credit facility at June 30, 2012. The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The maturity date of the credit facility is June 2015. CBIZ believes it is in compliance with its debt covenants at June 30, 2012.

6.	Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $2.5 million as of June 30, 2012 and December 31, 2011. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2012 and December 31, 2011 was $2.8 million and $1.6 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $5.2 million as of June 30, 2012 and December 31, 2011. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

Legal Proceedings

In May, June, July, August and September of 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the United States District Court for the District of Arizona (Robert Facciola, et al v. Greenberg Traurig LLP, et al.) and in the Superior Court for Maricopa County Arizona (Victims Recovery, LLC v. Greenberg Traurig LLP, et al.; Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al.; Mary Marsh, et al v. Greenberg Traurig LLP, et al.; and ML Liquidating Trust v. Mayer Hoffman McCann PC, et al.), respectively. The Maricopa County cases were removed to the United States District Court or Bankruptcy Court and all have since been remanded to the Superior Court for Maricopa County. Additionally, in November 2009, CBIZ MHM, LLC was named as a defendant in the United States District Court for the District of Arizona (Jeffery C. Stone v. Greenberg Traurig LLP, et al.). The Stone case has been voluntarily dismissed by the plaintiff in that matter.

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

Mortgages Ltd. had been audited by Mayer Hoffman McCann PC (“Mayer Hoffman”), a CPA firm which has an administrative services agreement with CBIZ. The claims against the CBIZ Parties seek to impose auditor-type liabilities upon the CBIZ Parties for audits it did not conduct. Specific claims include securities fraud, common law fraud, negligent misrepresentation, Arizona Investment Management Act violations, control-person liability, aiding and abetting and conspiracy. CBIZ is not a CPA firm, does not provide audits, and did not audit any of the entities at issue in these lawsuits.

In June 2011 the Facciola court, in which the plaintiffs were seeking to certify a class of all Mortgages Ltd. investors, granted the motions to dismiss filed by the CBIZ Parties and Mayer Hoffman. After that dismissal order, the plaintiffs moved the court to amend their complaint in an attempt to state a claim against the CBIZ Parties and Mayer Hoffman. In November 2011, the Facciola court denied the plaintiffs’ request to amend the complaint as to the CBIZ Parties and Mayer Hoffman. The Facciola case is now proceeding only against the remaining defendants.

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

In January 2012 the CBIZ Parties were added as defendants to a lawsuit filed in the Superior Court of California for Orange County (Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). This lawsuit arises out of a review of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009 Medical Capital was sued by the SEC and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are financial advisors that sold Medical Capital investments to their clients. Those plaintiffs were sued by their clients for losses related to Medical Capital and now seek to recover damages from the CBIZ Parties and Mayer Hoffman for the losses and expenses they incurred in litigation with their respective clients and lost profits. The Signature lawsuit seeks to impose auditor-type liabilities upon the CBIZ Parties for attest services they did not conduct. Specific claims include fraud, intentional misrepresentation and concealment; negligent misrepresentation; equitable indemnity; declaratory relief and respondeat superior.

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

Bonds

In connection with CBIZ’s payroll business and the collection of client funds, CBIZ invests a portion of these funds in corporate and municipal bonds. CBIZ held corporate and municipal bonds with par values totaling $30.1 million and $29.4 million at June 30, 2012 and December 31, 2011, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity dates or callable dates ranging from August 2012 through August 2017, and are included in “Funds held for clients” on the consolidated balance sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the six months ended June 30, 2012 and the twelve months ended December 31, 2011 (in thousands):

	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011
Fair value at beginning of period	$30,923	$15,255
Purchases	4,042	19,643
Sales	(2,000)	(3,000)
Maturities and calls	(1,275)	(1,916)
(Decrease) increase in bond premium	(123)	914
Fair market value adjustment	199	27

Fair value at end of period	$31,766	$30,923

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

At June 30, 2012 and December 31, 2011, the interest rate swap was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swap and its classification on the consolidated balance sheets at June 30, 2012 and December 31, 2011 (in thousands).

	June 30, 2012
	Notional Amount	Fair Value (2)	Balance Sheet Location
Interest rate swap (1)	$40,000	$(817)	Other non-current liabilities

	December 31, 2011
	Notional Amount	Fair Value (2)	Balance Sheet Location
Interest rate swap (1)	$40,000	$(670)	Other non-current liabilities

(1)	Represents interest rate swap with a notional value of $40.0 million, of which $25.0 million will expire in June 2014 and the remaining $15.0 million will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and received interest that varied with the three-month LIBOR.
(2)	See additional disclosures regarding fair value measurements in Note 8.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

All swaps were deemed to be effective for the three and six months ended June 30, 2012 and 2011. The following table summarizes the effects of interest rate swaps on CBIZ’s consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Loss Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Interest rate swap	$(50)	$(42)	$95	$30

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest rate swaps	$(93)	$(32)	$185	$45

8.	Fair Value Measurements

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

The following table summarizes CBIZ’s assets and liabilities at June 30, 2012 and December 31, 2011 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	June 30, 2012	December 31, 2011
Deferred compensation plan assets	1	$37,405	$33,585
Corporate bonds	1	$31,766	$30,923
Interest rate swaps	2	$(817)	$(670)
Contingent purchase price liabilities	3	$(25,864)	$(25,325)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the six months ended June 30, 2012 and 2011, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in fair values of the Company’s liability identified as Level 3 for the six months ended June 30, 2012 (pre-tax basis) (in thousands):

Contingent Purchase Price Liabilities
Beginning balance – January 1, 2012	$(25,325)
Additions from business acquisitions	(2,528)
Payment of contingent purchase price liabilities	1,982
Change in fair value of contingencies	111
Change in net present value of contingencies	(104)

Ending balance – June 30, 2012	$(25,864)

Contingent Purchase Price Liabilities—Contingent purchase price liabilities arise from business acquisitions and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. A contingent liability is established for each acquisition that has a contingent purchase price component and normally extends over a three year term. The significant unobservable input used in the fair value measurement of the contingent purchase price liabilities is the future performance of the acquired business. The future performance of the acquired business directly impacts the contingent purchase price that is paid to the seller, thus performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the consolidated statements of comprehensive income. These liabilities are reviewed quarterly and adjusted if necessary. The risk of a large adjustment in any one reporting period is mitigated by the regular reviews of the performance of the acquired businesses and their respective contingent purchase price liability. The contingent purchase price liabilities are included in “Other current liabilities” and “Accrued expenses – non-current”, depending on the expected settlement date. See Note 12 for further discussion of contingent purchase price liabilities.

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Convertible Notes	$750	$750	$750	$750
2010 Convertible Notes	$120,323	$136,412	$119,028	$141,690

Although the trading of CBIZ’s 2006 Notes and 2010 Notes is limited, the fair value was determined based upon their most recent quoted market price and as such, is considered to be a Level 1 fair value measurement. The 2006 Notes and the 2010 Notes are carried at face value less any unamortized debt discount. See Note 5 for further discussion of CBIZ’s debt instruments.

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

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net unrealized (loss) gain on available-for-sale securities, net of income taxes (1)	$(19)	$—	$120	$405
Net unrealized loss on interest rate swaps, net of income taxes (2)	(50)	(42)	(93)	(32)
Foreign currency translation	(15)	(17)	(31)	(32)

Total other comprehensive (loss) income	$(84)	$(59)	$(4)	$341

(1)	Net of income tax benefit of $13 and $0 for the three months ended June 30, 2012 and 2011, respectively, and net of income tax expense of $80 and $121 for the six months ended June 30, 2012 and 2011, respectively.
(2)	Net of income tax benefit of $29 and $25 for the three months ended June 30, 2012 and 2011, respectively, and net of income tax benefit of $55 and $19 for the six months ended June 30, 2012 and 2011, respectively.

Accumulated other comprehensive loss, net of tax, was approximately $0.8 million at June 30, 2012 and December 31, 2011. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and an interest rate swap, and adjustments for foreign currency translation.

10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 2002 Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2011. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$687	$844	$1,470	$1,561
Restricted stock awards	676	746	1,399	1,353

Total stock-based compensation expense	$1,363	$1,590	$2,869	$2,914

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock award activity during the six months ended June 30, 2012 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	6,825	$7.54	983	$7.30
Granted	1,465	$5.87	498	$5.99
Exercised or released	—	—	(394)	$7.39
Expired or canceled	(615)	$7.99	(9)	$7.18

Outstanding at June 30, 2012	7,675	$7.19	1,078	$6.66

Exercisable at June 30, 2012	4,095	$7.63

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$5,829	$6,852	$24,596	$24,956

Denominator:
Basic
Weighted average common shares outstanding	49,040	49,615	49,074	49,469

Diluted
Stock options (1)	—	66	—	78
Restricted stock awards	93	132	206	188
Contingent shares (2)	111	145	111	145

Diluted weighted average common shares outstanding	49,244	49,958	49,391	49,880

Basic earnings per share from continuing operations	$0.12	$0.14	$0.50	$0.50

Diluted earnings per share from continuing operations	$0.12	$0.14	$0.50	$0.50

(1)	A total of 7.5 million and 7.4 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2012, respectively, and a total of 6.8 million and 6.1 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2011, respectively, as their exercise prices would render them anti-dilutive.
(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12.	Acquisitions

During the six months ended June 30, 2012, CBIZ acquired substantially all of the assets of two companies, Meridian Insurance Group, LLC (“Meridian”) and Primarily Care, Inc. (“PCI”). Meridian, with offices in Boca Raton, Florida and Atlanta, Georgia, is an insurance brokerage specializing in multiple insurance products and services including property and casualty, bonding, personal lines and employee benefits. PCI, located in Cranston, Rhode Island, is an employee benefits brokerage firm that offers long-term healthcare cost reduction strategies through a unique system comprised of technology, innovative plan design, educational tools and tangible financial health incentives. The operating results of Meridian and PCI are reported in the Employee Services practice group. Aggregate consideration for these acquisitions consisted of approximately $6.8 million in cash, $0.8 million in CBIZ common stock, $1.7 million in guaranteed future consideration, and $2.5 million in contingent consideration.

The preliminary aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$654
Fixed Assets	63
Identifiable intangible assets	5,010
Accrued liabilities	(654)

Total identifiable net assets	$5,073
Goodwill	6,744

Aggregate purchase price	$11,817

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is $3.8 million. CBIZ is required to record the fair value of this obligation at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangement was $2.5 million, of which $0.3 million was recorded in “Other current liabilities” and $2.2 million was recorded in “Other non-current liabilities” in the consolidated balance sheet at June 30, 2012.

The goodwill of $6.7 million arising from the acquisitions in the current year consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new business within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. Goodwill recognized is deductible for income tax purposes.

CBIZ also purchased two client lists, one of which is reported in the Employee Services practice group and the other is reported in the Financial Services practice group. Aggregate consideration for these client lists consisted of $0.4 million cash paid at closing and up to an additional $2.5 million in cash which is contingent upon future financial performance of the client lists.

In addition, CBIZ paid $15.7 million in cash and issued approximately 263,000 shares of common stock during the six months ended June 30, 2012 as contingent earnouts for previous acquisitions, which includes approximately 251,100 shares of common stocks that were earned in 2011. During the six months ended June 30, 2012, CBIZ also reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $0.1 million due to lower than originally projected future results of the acquired businesses. This reduction of $0.1 million is included in “Other (expense) income, net” in the consolidated statements of comprehensive income. Refer to Note 8 for further discussion of contingent purchase price liabilities.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the six months ended June 30, 2011, CBIZ did not acquire any businesses or client lists. CBIZ paid $11.3 million in cash and issued approximately 265,000 shares of common stock during the six months ended June 30, 2011 as contingent earnouts for previous acquisitions. In addition, CBIZ reduced the fair value of the contingent purchase price liability related to CBZ’s prior acquisitions by $1.2 million due to lower than originally projected future results of the acquired businesses. This reduction of $1.2 million is included in “Other (expense) income, net” in the consolidated statements of comprehensive income.

The operating results of these businesses are included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements are recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired (including client lists and non-compete agreements) is allocated to goodwill.

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned on prior period acquisitions during the six months ended June 30, 2012 and 2011, respectively, were as follows (in thousands):

	2012	2011
Goodwill	$7,241	$21

Client lists	$7,173	$108

Other intangible assets	$220	$—

13.	Discontinued Operations and Divestitures

CBIZ will divest (through sale or closure) business operations that do not contribute to the Company’s long-term objectives for growth or that are not complementary to its target service offerings and markets. Divestitures are classified as discontinued operations provided they meet the criteria as provided in FASB ASC 205 “Presentation of Financial Statements – Discontinued Operations – Other Presentation Matters”.

Discontinued Operations

Gains from the sale of discontinued operations are recorded as “Gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of comprehensive income. In addition, proceeds that are contingent upon a divested operation’s actual future performance are recorded as “gain on disposal of discontinued operations, net of tax” in the period they are earned. During the six months ended June 30, 2012, CBIZ did not discontinue the operations of any of its businesses and did not sell any operations. Gains recorded for the six months ended June 30, 2012 related to contingent proceeds on sales of a discontinued operation that occurred in a prior period.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Revenue and results from operations of discontinued operations for the three and six months ended June 30, 2012 and 2011 are separately reported as “Gain (loss) from discontinued operations, net of tax” in the consolidated statements of comprehensive income and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$—	$346	$—	$943

Gain (loss) from discontinued operations, before income tax	$1	$(528)	$(5)	$(933)
Income tax benefit	—	197	2	363

Gain (loss) from discontinued operations, net of tax	$1	$(331)	$(3)	$(570)

Gain on the disposal of discontinued operations for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gain on disposal of discontinued operations, before income tax	$28	$50	$63	$117
Income tax expense	10	20	23	47

Gain on disposal of discontinued operations, net of tax	$18	$30	$40	$70

At June 30, 2012 and December 31, 2011, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Assets:
Accounts receivable, net	$16	$38
Other assets	489	521

Assets of discontinued operations	$505	$559

Liabilities:
Accounts payable	$5	$—
Other current liabilities	180	199

Liabilities of discontinued operations	$185	$199

Divestitures

Gains and losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the consolidated statements of comprehensive income. During the six months ended June 31, 2012, CBIZ recognized a contingent gain of $2.5 million from the 2011 sale of its individual wealth management business and gains of $0.1 million from the sales of client lists. Cash proceeds from the sales totaled approximately $1.0 million.

During the six months ended June 30, 2011, CBIZ recognized a gain of $2.3 million from the sale of its individual wealth management business and gains of $0.4 million from the sales of client lists. Cash proceeds from the sale of the business and client list totaled approximately $7.2 million, of which approximately $6.7 million was received on December 31, 2010. As part of the sale of the individual wealth management business in the first quarter of 2011, CBIZ’s goodwill was reduced by approximately $2.2 million.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

14.	Segment Disclosures

CBIZ’s business units have been aggregated into four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”), and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment in which they operate; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. A general description of services provided by each practice group is provided in the following table.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30, 2012
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$101,336	$45,609	$34,400	$7,261	$—	$188,606
Operating expenses	89,131	38,520	30,754	6,659	1,627	166,691

Gross margin	12,205	7,089	3,646	602	(1,627)	21,915
Corporate general & admin	—	—	—	—	7,638	7,638

Operating income (loss)	12,205	7,089	3,646	602	(9,265)	14,277
Other income (expense):
Interest expense	—	(6)	—	—	(4,140)	(4,146)
Gain on sale of operations, net	—	—	—	—	50	50
Other income (expense), net	66	77	44	—	(1,027)	(840)

Total other income (expense)	66	71	44	—	(5,117)	(4,936)

Income (loss) from continuing operations before income tax expense	$12,271	$7,160	$3,690	$602	$(14,382)	$9,341

	Three Months Ended June 30, 2011
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$96,607	$43,197	$35,654	$8,006	$—	$183,464
Operating expenses	83,086	36,165	31,459	6,794	2,891	160,395

Gross margin	13,521	7,032	4,195	1,212	(2,891)	23,069
Corporate general & admin	—	—	—	—	6,744	6,744

Operating income (loss)	13,521	7,032	4,195	1,212	(9,635)	16,325
Other income (expense):
Interest expense	(5)	(6)	—	—	(4,396)	(4,407)
Gain on sale of operations, net	—	—	—	—	2	2
Other income (expense), net	63	159	79	—	(274)	27

Total other income (expense)	58	153	79	—	(4,668)	(4,378)

Income (loss) from continuing operations before income tax expense	$13,579	$7,185	$4,274	$1,212	$(14,303)	$11,947

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30, 2012
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$233,500	$93,668	$67,671	$14,594	$—	$409,433
Operating expenses	186,364	77,968	61,274	13,381	7,709	346,696

Gross margin	47,136	15,700	6,397	1,213	(7,709)	62,737
Corporate general & admin	—	—	—	—	18,182	18,182

Operating income (loss)	47,136	15,700	6,397	1,213	(25,891)	44,555
Other income (expense):
Interest expense	—	(12)	—	—	(8,256)	(8,268)
Gain on sale of operations, net	—	—	—	—	2,639	2,639
Other income, net	96	193	117	—	2,192	2,598

Total other income (expense)	96	181	117	—	(3,425)	(3,031)

Income (loss) from continuing operations before income tax expense	$47,232	$15,881	$6,514	$1,213	$(29,316)	$41,524

	Six Months Ended June 30, 2011
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$218,893	$87,632	$71,065	$15,943	$—	$393,533
Operating expenses	172,991	72,862	63,533	13,451	7,285	330,122

Gross margin	45,902	14,770	7,532	2,492	(7,285)	63,411
Corporate general & admin	—	—	—	—	16,304	16,304

Operating income (loss)	45,902	14,770	7,532	2,492	(23,589)	47,107
Other income (expense):
Interest expense	(5)	(12)	—	—	(9,305)	(9,322)
Gain on sale of operations, net	—	—	—	—	2,745	2,745
Other income (expense), net	121	530	148	—	2,309	3,108

Total other income (expense)	116	518	148	—	(4,251)	(3,469)

Income (loss) from continuing operations before income tax expense	$46,018	$15,288	$7,680	$2,492	$(27,840)	$43,638

15.	Subsequent Events

On July 1, 2012, CBIZ acquired Stoltz and Company, LTD., L.L.P. (“Stoltz”) of Midland, Texas. Stoltz has operations in Amarillo, San Antonio and Midland, Texas and specializes in multiple insurance products and services including property and casualty insurance, personal lines insurance, employee benefits, and oil and gas management. Annual revenues are expected to be $3.2 million and will be reported in the Employee Services practice group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at June 30, 2012 and December 31, 2011, results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

CBIZ provides professional business services that help clients better manage their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”), and National Practices. See Note 14 to the accompanying consolidated financial statements for a general description of services provided by each practice group.

See the Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of external relationships and regulatory factors that currently impact CBIZ’s operations.

Executive Summary

Revenue for the three months ended June 30, 2012 increased by 2.8% to $188.6 million from the $183.5 million reported for the comparable period in 2011. Revenue from newly acquired operations, net of divestitures, contributed $6.9 million, or 3.8%, to the growth in revenue, which was partially offset by a same-unit revenue decline of $1.8 million, or 1.0%. Revenue for the six months ended June 30, 2012 increased by 4.0% to $409.4 million from the $393.5 million reported for the comparable period in 2011. Revenue from newly acquired operations, net of divestitures, contributed $15.8 million, or 4.0%, and same-unit revenue contributed $0.1 to the growth in revenue.

Earnings per share from continuing operations was $0.12 per diluted share for the three months ended June 30, 2012 and $0.14 for the comparable period in 2011. For the six months ended June 30, 2012 and 2011, earnings per diluted share from continuing operations were $0.50. Cash earnings per diluted share were $0.27 and $0.29 for the three months ended June 30, 2012 and 2011, respectively, and $0.79 and $0.78 for the six months ended June 30, 2012 and 2011, respectively. CBIZ believes cash earnings per diluted share more clearly illustrates the impact of certain non-cash charges to income from continuing operations and is a useful measure for the Company and its analysts. Cash earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”), otherwise known as a non-GAAP measure. As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the three and six months ended June 30, 2012 and 2011 are provided in the “Results of Operations – Continuing Operations” section that follows.

During the six months ended June 30, 2012, CBIZ acquired two businesses: Meridian Insurance Group, LLC (“Meridian”) and Primarily Care, Inc. (“PCI”). Meridian is an insurance brokerage located in Boca Raton, Florida and Atlanta, Georgia and provides multiple insurance products and services including property and casualty, bonding, personal lines and employee benefits. PCI is an employee benefits brokerage firm located in Cranston, Rhode Island and provides long-term healthcare cost reduction strategies and employee benefits consulting. Annual revenues for Meridian and PCI are approximately $4.4 million and $3.2 million, respectively. Meridian and PCI are reported in the Employee Services practice group.

Results of Operations – Continuing Operations

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on June 1, 2011, revenue for the month of June would be included in same-unit revenue for both years; revenue for the period January 1, 2012 through May 31, 2012 would be reported as revenue from acquired businesses.

Three Months Ended June 30, 2012 and 2011

Revenue – The following table summarizes total revenue for the three months ended June 30, 2012 and 2011 (in thousands, except percentages).

	Three Months Ended June 30,
	2012	% of Total	2011	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$97,840	51.9%	$96,607	52.7%	$1,233	1.3%
Employee Services	42,183	22.4%	43,197	23.5%	(1,014)	(2.3)%
MMP	34,400	18.2%	35,654	19.4%	(1,254)	(3.5)%
National Practices	7,261	3.8%	8,006	4.4%	(745)	(9.3)%

			,
Total same-unit revenue	181,684	96.3%	183,464	100.0%	(1,780)	(1.0)%
Acquired businesses	6,922	3.7%	—	—	6,922

Total revenue	$188,606	100.0%	$183,464	100.0%	$5,142	2.8%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased by $6.3 million to $166.7 million for the three months ended June 30, 2012 from $160.4 million for the comparable period of 2011, and increased as a percentage of revenue to 88.4% for the three months ended June 30, 2012 from 87.4% for the comparable period of 2011. The primary components of operating expenses for the three months ended June 30, 2012 and 2011 are included in the following table:

	Three Months Ended June 30,
	2012		2011
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	74.8%	66.1%	74.3%	64.9%	1.2%
Occupancy costs	6.6%	5.9%	6.7%	5.9%	—
Depreciation and amortization	3.1%	2.8%	3.0%	2.7%	0.1%
Travel and related costs	3.3%	3.0%	3.2%	2.8%	0.2%
Other (1)	12.7%	11.1%	12.8%	11.1%	—

Subtotal	100.5%	88.9%	100.0%	87.4%	1.5%
Deferred compensation costs	(0.5)%	(0.5)%	—	—	(0.5)%

Total operating expenses	100.0%	88.4%	100.0%	87.4%	1.0%

Gross margin		11.6%		12.6%	(1.0)%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The increase in operating expenses as a percentage of revenue that was attributable to personnel costs was a result of increased staffing at certain locations as well as an increase in bonus accruals at those locations that exceeded profitability targets. The decrease in deferred compensation costs as a percentage of revenue was due to losses in the value of the assets held in relation to CBIZ’s deferred compensation plan, which resulted in a favorable impact to gross margin for the three months ended June 30, 2012, compared to a modest gain resulting in no impact to gross margin for the comparable period in 2011. The increase in depreciation and amortization was due to additions of intangible assets related to acquisition activities during the past year. The increase in travel and related costs as a percentage of revenue was primarily due to increased client development efforts. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses – Corporate general and administrative (“G&A”) expenses increased by $0.9 million to $7.6 million for the three months ended June 30, 2012 from $6.7 million for the comparable period of 2011, and increased as a percentage of revenue to 4.0% for the three months ended June 30, 2012 from 3.7% for the comparable period of 2011. The primary components of G&A expenses for the three months ended June 30, 2012 and 2011 are included in the following table:

	Three Months Ended June 30,
	2012		2011
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	42.3%	1.7%	52.5%	1.9%	(0.2)%
Professional services	25.5%	1.0%	12.5%	0.5%	0.5%
Computer costs	5.9%	0.2%	6.5%	0.2%	—
Travel and related costs	4.5%	0.2%	5.0%	0.2%	—
Depreciation and amortization	1.1%	—	1.3%	—	—
Other (1)	21.2%	0.9%	22.2%	0.9%	—

Subtotal	100.5%	4.0%	100.0%	3.7%	0.3%
Deferred compensation costs	(0.5)%	—	—	—	—

Total G&A expenses	100.0%	4.0%	100.0%	3.7%	0.3%

(1)	Other G&A expenses include office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The decrease in G&A expenses as a percentage of revenue attributable to personnel costs is primarily due to a decrease in incentive based compensation accruals as a lesser percentage of the estimated annual incentive payout was accrued during the three months ended June 30, 2012 compared to the same period in 2011. The increase in professional fees was primarily related to an increase in legal fees during the three months ended June 30, 2012 compared to the same period last year. The increase in legal expenses was due to an increase in legal activity related to the claims against CBIZ as described in Note 6 of the accompanying consolidated financial statements.

Interest expense – Interest expense decreased by $0.3 million to $4.1 million for the three months ended June 30, 2012 from $4.4 million for the comparable period in 2011. The decrease in interest expense was due to a net decrease of $0.5 million related to the 2006 Senior Subordinated Convertible Notes (“2006 Notes”), partially offset by an increase of $0.2 million related to the $275 million unsecured credit facility (“credit facility”). The decrease related to the 2006 Notes was a result of a decrease in average carrying value to $0.8 million for the three months ended June 30, 2012 from $26.6 million for the same period last year, as well a decrease in the amortization of the discount related to the 2006 Notes. The increase in interest related to the credit facility was primarily due to an increase in the average outstanding balance to $172.0 million for the three months ended June 30, 2012 compared to an average outstanding balance of $139.2 million for the three months ended June 30, 2011. The weighted average interest rate on the credit facility was 3.1% for the three months ended June 30, 2012 and 2011. See Note 5 of the accompanying consolidated financial statements for further discussion of CBIZ’s debt arrangements.

Other (expense) income, net – For the three months ended June 30, 2012 and 2011, other (expense) income, net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan. For the three months ended June 30, 2012, losses in the fair value of investments related to the deferred compensation plan were $0.9 million compared to modest gains for the three months ended June 30, 2011. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding decrease or increase to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $3.5 million and $5.1 million for the three months ended June 30, 2012 and 2011, respectively. The effective tax rate for the three months ended June 30, 2012 was 37.6%, compared to an effective tax rate of 42.6% for the comparable period in 2011. The decrease in the effective tax rate primarily relates to the release of a valuation allowance on a state income tax credit carryforward during the second quarter of 2012.

Earnings per share and cash earnings per share – Earnings per share from continuing operations were $0.12 and $0.14 per diluted share for the three months ended June 30, 2012 and 2011, respectively, and cash earnings per share were $0.27 and $0.29 per diluted share for the three months ended June 30, 2012 and 2011, respectively. The Company believes cash earnings and cash earnings per diluted share, which are non-GAAP measures, more clearly illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful measure for the Company, its investors and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from operations and diluted earnings per share from continuing operations to cash earnings per diluted share for the three months ended June 30, 2012 and 2011.

CASH EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	Three Months Ended June 30,
	2012	Per Share	2011	Per Share
	(In thousands, except per share data)
Income from continuing operations	$5,829	$0.12	$6,852	$0.14

Selected non-cash charges:
Depreciation and amortization	5,306	0.11	4,965	0.10
Non-cash interest on convertible notes	659	0.01	912	0.02
Stock-based compensation	1,363	0.03	1,590	0.03
Adjustment to contingent earnouts	147	—	—	—

Non-cash charges	$7,475	$0.15	$7,467	$0.15

Cash earnings – continuing operations	$13,304	$0.27	$14,319	$0.29

Operating Practice Groups

CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, MMP and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$97,840	$96,607	$1,233	1.3%
Acquired businesses	3,496	—	3,496

Total revenue	$101,336	$96,607	$4,729	4.9%
Operating expenses	89,131	83,086	6,045	7.3%

Gross margin	$12,205	$13,521	$(1,316)	(9.7)%

Gross margin percent	12.0%	14.0%

The increase in same-unit revenue was primarily the result of stronger performance in the units that provide certain national services. With respect to the accounting units, hours charged to clients declined approximately 1% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decline in hours was due to improved engagement efficiencies and a decrease in client demand in several local business units. Revenue from acquired businesses was the result of the acquisitions of Thompson Dunavant, which occurred on August 1, 2011, and to a lesser extent, the acquisition of Gresham Smith, which occurred on October 1, 2011.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $28.7 million and $26.6 million for the three months ended June 30, 2012 and 2011, respectively. The increase in ASA fees was the result of acquisitions and same unit improvements from groups performing national services.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs which represented 88.7% and 89.4% of total operating expenses for the three months ended June 30, 2012 and 2011, respectively. Personnel costs increased $4.1 million during the three months ended June 30, 2012 compared to the same period in 2011, and represented 78.7% and 79.5% of total operating expenses for the three months ended June 30, 2012 and 2011, respectively. The increase was comprised of an increase in same-unit personnel costs of $1.4 million due to investments in resources at several units, including increased headcount at the National Units, and an increase of $2.7 million associated with the acquisition of Thompson Dunavant and Gresham Smith. Personnel costs represented 69.3% and 68.4% of revenue for the three months ended June 30, 2012 and 2011, respectively. Occupancy costs are relatively fixed in nature and were $5.9 million, or 5.9% of revenue, and $5.7 million, or 5.9% of revenue, for the three months ended June 30, 2012 and 2011, respectively. Travel and related costs were $2.9 million for the three months ended June 30, 2012 compared to $2.6 million for the same period in 2011, and were 2.9% and 2.7% of total revenue for the three months ended June 30, 2012 and 2011, respectively. The increase in travel and related costs was due to increased client development, professional staff training efforts and the impact of acquisitions. Bad debt expense increased $0.8 million in the three months ended June 30, 2012 compared to the same period a year ago, and was 1.5% and 0.8% of revenue for the three months ended June 30, 2012 and 2011, respectively, and was associated with specific reserves on several clients.

Gross margin percentage decreased 2.0% and was 12.0% for the three months ended June 30, 2012 compared to 14.0% for the same period in 2011. The decrease in gross margin percentage was due mostly to higher same-unit personnel costs and increased bad debt expense.

Employee Services

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$42,183	$43,197	$(1,014)	(2.3)%
Acquired businesses	3,426	—	3,426

Total revenue	$45,609	$43,197	$2,412	5.6%

Operating expenses	38,520	36,165	2,355	6.5%

Gross margin	$7,089	$7,032	$57	0.8%

Gross margin percent	15.5%	16.3%

The decrease in same-unit revenue was primarily attributable to declines in the Company’s employee benefits and specialty life insurance businesses, offset by an increase in the human capital advisory business. The decrease in employee benefits revenues of $0.6 million is due to continued competitive pressures as well a decline in volume-based carrier bonus payments. The decrease in specialty life revenues of $0.6 million is due to lower client demand for life insurance plans. Partially offsetting these decreases was an increase in the Company’s human capital advisory revenues of $0.3 million due to an increase in demand for executive recruiting services.

The growth in revenue from acquisitions was provided by: Multiple Benefits Services, an employee benefits business located in Atlanta, Georgia that was acquired in the third quarter of 2011; PSA Insurance, a retirement advisory business located in Baltimore, Maryland that was acquired in the fourth quarter of 2011; Advantage Benefit Planning, an employee benefits business located in Pleasantville, New Jersey that was acquired in the fourth quarter of 2011; Meridian, a property and casualty insurance and employee benefits business headquartered in Boca Raton, Florida with an office in Atlanta, Georgia that was acquired in the first quarter of 2012; Strategic Employee Benefit Services, an employee benefits client list in the Chicago, Illinois market that was acquired in the first quarter of 2012; and PCI, an employee benefits business located in Cranston, Rhode Island, that was acquired in the second quarter of 2012.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.2% and 83.6% of total operating expenses for the three months ended June 30, 2012 and 2011, respectively. Personnel costs increased approximately $1.7 million, primarily as a result of the acquired businesses. Personnel costs represented 64.7% and 64.5% of revenue for the quarters ended June 30, 2012 and 2011, respectively. Occupancy costs are relatively fixed in nature and were $2.5 million and $2.4 million for the second quarters of 2012 and 2011, respectively. The increase in occupancy costs was entirely related to the acquired businesses.

The decrease in gross margin percent was primarily attributable to the revenue declines discussed above, which includes the declines in volume-based carrier bonus payments that have a direct negative impact on gross margin as there are no corresponding expenses associated with these revenues.

MMP

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$34,400	$35,654	$(1,254)	(3.5)%

Operating expenses	30,754	31,459	(705)	(2.2)%

Gross margin	$3,646	$4,195	$(549)	(13.1)%

Gross margin percent	10.6%	11.8%

Same-unit revenue decreased 3.5% for the three months ended June 30, 2012 versus the comparable period in 2011. Revenue from existing, mature clients was down approximately 4.0% while revenue from new clients sold net of client terminations increased by approximately 0.5%. The decline in revenue from existing clients can be attributed to several factors including decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure. The increase in revenue from new clients sold net of client terminations is due to sales volume from new clients exceeding revenue lost from client terminations. Client terminations are attributable to many factors including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations and increased competitive pressures.

The largest components of operating expenses for MMP are personnel costs, professional service fees for off-shore and electronic claims processing, occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services). These expenses represented 85.9% and 86.4% of total operating expenses for the three months ended June 30, 2012 and 2011, respectively. Due to a reduction in headcount, personnel costs decreased $0.9 million for the three months ended June 30, 2012, and decreased as a percentage of revenue to 55.2% from 55.8% for the comparable period in 2011. The reduction in headcount and related personnel costs in billing operations is due to the expanded utilization of off-shore processing, utilization of new technologies, as well as a response to the decline in revenue. Professional services increased by $0.4 million for the three months ended June 30, 2012 and increased as a percentage of revenue to 7.5% from 6.1% for the comparable period last year due to the increase in off-shore processing. Facilities costs decreased $0.2 million for the three months ended June 30, 2012 compared to the same period last year, and decreased as a percentage of revenue to 6.4% compared 6.7% for the comparable period in 2011. This decrease was due to the consolidation of certain offices. Office expenses decreased $0.1 million for the three months ended June 30, 2012, but remained at 7.7% of revenue for both periods.

The decrease in gross margin is the result of continued pricing and reimbursement pressure as described above.

National Practices

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,261	$8,006	$(745)	(9.3)%

Operating expenses	6,659	6,794	(135)	(2.0)%

Gross margin	$602	$1,212	$(610)	(50.3)%

Gross margin percent	8.3%	15.1%

The decrease in revenue was attributable to CBIZ’s mergers and acquisitions business completing a transaction and recording a success fee of $0.8 million in the three months ended June 30, 2011, and not closing a transaction in the three months ended June 30, 2012, thus recording no success fees in 2012. This decrease was partially offset by slight increases in services provided under a contractual relationship with CBIZ’s largest client, Edward Jones.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 94.5% and 95.2% of total operating expenses for the three months ended June 30, 2012 and 2011, respectively. Personnel costs for the three months ended June 30, 2012 decreased by $0.2 million compared to the same period a year ago, but increased as a percentage of revenue to 83.8% for the three months ended June 30, 2012 from 78.0% for the same period in 2011. The decrease in personnel costs is primarily due to lower incentive compensation in the mergers and acquisitions business as no transactions were closed during 2012. Occupancy costs and travel and related costs were flat for the three months ended June 30, 2012 and 2011.

The decrease in gross margin is primarily the result of a decrease in revenues combined with relatively flat operating expenses for the three months ended June 30, 2012 compared to the same period in 2011.

Six Months Ended June 30, 2012 and 2011

Revenue – The following table summarizes total revenue for the six months ended June 30, 2012 and 2011 (in thousands, except percentages).

	Six Months Ended June 30,
	2012	% of Total	2011	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$224,361	54.8%	$218,893	55.6%	$5,468	2.5%
Employee Services	87,030	21.2%	87,632	22.3%	(602)	(0.7)%
MMP	67,671	16.5%	71,065	18.1%	(3,394)	(4.8)%
National Practices	14,594	3.6%	15,943	4.0%	(1,349)	(8.5)%

Total same-unit revenue	393,656	96.1%	393,533	100.0%	123	—
Acquired businesses	15,777	3.9%	—	—	15,777

Total revenue	$409,433	100.0%	$393,533	100.0%	$15,900	4.0%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased to $346.7 million for the six months ended June 30, 2012 from $330.1 million for the comparable period of 2011, and increased as a percentage of revenue to 84.7% for the six months ended June 30, 2012 from 83.9% for the comparable period of 2011. The primary components of operating expenses for the six months ended June 30, 2012 and 2011 are included in the following table:

	Six Months Ended June 30,
	2012		2011
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	75.1%	63.6%	74.2%	62.2%	1.4%
Occupancy costs	6.4%	5.5%	6.7%	5.6%	(0.1)%
Depreciation and amortization	3.0%	2.5%	3.0%	2.5%	—
Travel and related costs	3.2%	2.7%	3.0%	2.5%	0.2%
Other (1)	11.8%	10.0%	12.6%	10.7%	(0.7)%

Subtotal	99.5%	84.3%	99.5%	83.5%	0.8%
Deferred compensation costs	0.5%	0.4%	0.5%	0.4%	—

Total operating expenses	100.0%	84.7%	100.0%	83.9%	0.8%

Gross margin		15.3%		16.1%	(0.8)%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The increase in operating expenses as a percentage of revenue that was attributable to personnel costs was a result of increased staffing in certain locations as well as an increase in incentive compensation at those locations that exceeded profitability targets. The increase in travel and related costs as a percentage of revenue was primarily due to increased client development efforts. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses – Corporate G&A expenses increased by $1.9 million to $18.2 million for the six months ended June 30, 2012 from $16.3 million for the comparable period of 2011, and increased as a percentage of revenue to 4.4% for the six months ended June 30, 2012 from 4.1% for the comparable period of 2011. The primary components of G&A expenses for the six months ended June 30, 2012 and 2011 are included in the following table:

	Six Months Ended June 30,
	2012		2011
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	53.9%	2.4%	60.7%	2.5%	(0.1)%
Professional services	19.4%	0.9%	10.5%	0.4%	0.5%
Computer costs	5.1%	0.2%	5.4%	0.2%	—
Travel and related costs	3.3%	0.1%	3.7%	0.2%	(0.1)%
Depreciation and amortization	0.9%	—	1.1%	—	—
Other (1)	15.9%	0.7%	17.5%	0.8%	(0.1)%

Subtotal	98.5%	4.3%	98.9%	4.1%	0.2%
Deferred compensation costs	1.5%	0.1%	1.1%	—	0.1%

Total G&A expenses	100.0%	4.4%	100.0%	4.1%	0.3%

(1)	Other G&A expenses include office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The decrease in G&A expenses as a percentage of revenue attributable to personnel costs is primarily due to a decrease in incentive based compensation accruals as a lesser percentage of the estimated annual incentive payout was accrued during the six months ended June 30, 2012 compared to the same period in 2011. The increase in professional fees was primarily related to an increase in legal expenses during the six months ended June 30, 2012 compared to the same period last year. The increase in legal expenses was due to an increase in legal activity related to the claims against CBIZ as described in Note 6 of the accompanying consolidated financial statements.

Interest expense – Interest expense decreased by $1.0 million to $8.3 million for the six months ended June 30, 2012 from $9.3 million for the comparable period in 2011. The decrease in interest expense was due to a decrease of $1.3 million related to the 2006 Notes, offset by increases of $0.2 million related to the credit facility and $0.1 million related to the 2010 Senior Subordinated Convertible Notes (“2010 Notes”). The decrease related to the 2006 Notes was a result of a decrease in average carrying value to $0.8 million for the six months ended June 30, 2012 from $32.9 million for the same period last year, as well a decrease in the amortization of the discount related to the 2006 Notes. The increase in interest related to the credit facility was due to an increase in the average outstanding balance, partially offset by a decrease in the average interest rate. The average outstanding balance was $166.7 million for the six months ended June 30, 2012 compared to an average outstanding balance of $132.7 million for the six months ended June 30, 2011. The weighted average interest rate on the credit facility was 3.2% and 3.5% for the six months ended June 30, 2012 and 2011, respectively. The increase in interest expense related to the 2010 Notes was due to an increase in the amortization of the discount. See Note 5 of the accompanying consolidated financial statements for further discussion of CBIZ’s debt arrangements.

Gain on sale of operations, net – The gain on sale of operations, net was $2.6 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively, and is primarily due to the sale of the Company’s individual wealth management business in the first quarter of 2011. A gain of $2.5 million recorded in the first six months of 2012 was the result of the completion of certain contingent provisions in the original wealth management sales agreement. The wealth management business was reported in the Employee Services practice group.

Other (expense) income, net – Other (expense) income, net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan and adjustments to contingent liabilities related to previous acquisitions. Gains in the fair value of investments related to the deferred compensation were $2.1 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increase to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income. In addition, adjustments to contingent liabilities resulted in income of $0.1 million and $1.2 million during the six months ended June 30, 2012 and 2011, respectively.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $16.9 million and $18.7 million for the six months ended June 30, 2012 and 2011, respectively. The effective tax rate for the six months ended June 30, 2012 was 40.8%, compared to an effective tax rate of 42.8% for the same period in 2011. The decrease in the effective tax rate primarily relates to the release of a valuation allowance on a state income tax credit carryforward during the six months ended June 30, 2012.

Earnings per share and cash earnings per share – Earnings per share from continuing operations were $0.50 per diluted share for the six months ended June 30, 2012 and 2011, and cash earnings per share were $0.79 and $0.78 per diluted share for the six months ended June 30, 2012 and 2011, respectively. The Company believes cash earnings and cash earnings per diluted share, which are non-GAAP measures, more clearly illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful measure for the Company, its investors and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from operations and diluted earnings per share from continuing operations to cash earnings per diluted share for the six months ended June 30, 2012 and 2011.

CASH EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	Six Months Ended June 30,
	2012	Per Share	2011	Per Share
	(In thousands, except per share data)
Income from continuing operations	$24,596	$0.50	$24,956	$0.50

Selected non-cash charges:
Depreciation and amortization	10,534	0.21	9,995	0.20
Non-cash interest on convertible note	1,295	0.03	1,953	0.04
Stock-based compensation	2,869	0.06	2,914	0.06
Adjustments to contingent earnouts	(103)	(0.01)	(1,152)	(0.02)

Non-cash charges	$14,595	$0.29	$13,710	$0.28

Cash earnings – continuing operations	$39,191	$0.79	$38,666	$0.78

Operating Practice Groups

CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, MMP and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$224,361	$218,893	$5,468	2.5%
Acquired businesses	9,139	—	9,139

Total revenue	$233,500	$218,893	$14,607	6.7%

Operating expenses	186,364	172,991	13,373	7.7%

Gross margin	$47,136	$45,902	$1,234	2.7%

Gross margin percent	20.2%	21.0%

The increase in same-unit revenue was primarily the result of stronger performance in the units that provide certain national services. Same-unit revenue for the accounting units for the six months ended June 30, 2012 and 2011 was relatively flat. With respect to the accounting units, the decrease in hours of 1.1% offset the increase in effective rates of 1.4% for the six months ended June 30, 2012 compared to the same period last year. The decline in hours was due to improved engagement efficiencies and a decrease in client demand in several local business units. The improvement in rates realized for services provided was due to improved engagement efficiencies as well as a modest increase in effective rates realized for services provided. Revenue from acquired businesses was the result of the acquisitions of Thompson Dunavant, which occurred on August 1, 2011, and to a lesser extent, the acquisition of Gresham Smith, which occurred on October 1, 2011.

CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $69.7 million and $64.8 million for the six months ended June 30, 2012 and 2011, respectively. The increase in ASA fees was the result of acquisitions and same unit improvements from groups performing national services.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs which represented 89.4% and 89.3% of total operating expenses for the first six months of 2012 and 2011, respectively. Personnel costs increased $11.0 million during the six months ended June 30, 2012 compared to the same period in 2011, and represented 79.9% and 79.7% of total operating expenses for the six months ended June 30, 2012 and 2011, respectively. The increase was comprised of an increase in same-unit personnel costs of $5.3 million due to increased headcount, particularly at the National Units and, to a lesser extent, an increase in incentive compensation costs due to improved overall profitability, and an increase of $5.7 million associated with the acquisition of Thompson Dunavant and Gresham Smith. Personnel costs represented 63.8% and 63.0% of revenue for the six months ended June 30, 2012 and 2011, respectively. Occupancy costs are relatively fixed in nature and were $12.1 million, or 5.2% of revenue, and $11.7 million, or 5.3% of revenue, for the six months ended June 30, 2012 and 2011, respectively. Travel and related costs were $5.5 million for the six months ended June 30, 2012 compared to $4.8 million for the same period in 2011, and were 2.4% and 2.2% of total revenue for the six months ended June 30, 2012 and 2011, respectively. The increase in travel and related costs was due to increased client development, professional staff training efforts and the impact of acquisitions.

Gross margin percentage decreased 0.8% and was 20.2% for the six months ended June 30, 2012 compared to 21.0% for the same period in 2011 due mostly to increased personnel costs and, to a lesser extent, an increase in other operating costs.

Employee Services

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$87,030	$87,632	$(602)	(0.7)%
Acquired businesses	6,638	—	6,638

Total revenue	$93,668	$87,632	$6,036	6.9%

Operating expenses	77,968	72,862	5,106	7.0%

Gross margin	$15,700	$14,770	$930	6.3%

Gross margin percent	16.8%	16.9%

The decrease in same-unit revenue was primarily attributable to declines in the Company’s employee benefits and specialty life insurance businesses, offset by an increase in the payroll services, human capital advisory and property and casualty businesses. The decrease in employee benefits revenues of $1.4 million is due to continued competitive pressures as well a decline in volume-based carrier bonus payments. The decrease in specialty life revenues of $0.9 million is due to lower client demand for life insurance plans. Partially offsetting these decreases was an increase in the Company’s payroll services business of $0.7 million due to higher pricing trends for payroll and related services, an increase in the Company’s human capital advisory revenues of $0.7 million due to an increase in demand for executive recruiting services and an increase in property and casualty brokerage revenues of $0.4 million due to pricing increases.

The growth in revenue from acquisitions was provided by: Multiple Benefits Services, an employee benefits business located in Atlanta, Georgia that was acquired in the third quarter of 2011; PSA Insurance, a retirement advisory business located in Baltimore, Maryland that was acquired in the fourth quarter of 2011; Advantage Benefit Planning, an employee benefits business located in Pleasantville, New Jersey that was acquired in the fourth quarter of 2011; Meridian, a property and casualty insurance and employee benefits business headquartered in Boca Raton, Florida with an office in Atlanta, Georgia that was acquired in the first quarter of 2012; Strategic Employee Benefit Services, an employee benefits client list in the Chicago, Illinois market that was acquired in the first quarter of 2012; and PCI, an employee benefits business located in Cranston, Rhode Island, that was acquired in the second quarter of 2012.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 83.2% and 83.4% of total operating expenses for the six months ended June 30, 2012 and 2011, respectively. Personnel costs increased approximately $3.9 million, primarily as a result of the acquired businesses. Personnel costs represented 63.8% of revenue for the six months ended June 30, 2012 and 2011. Occupancy costs are relatively fixed in nature and were $5.1 million and $4.9 million for the first six months of 2012 and 2011, respectively. The increase in occupancy costs was entirely related to the acquired businesses.

The decrease in gross margin percent was primarily attributable to the revenue declines discussed above, which includes the declines in volume-based carrier bonus payments that have a direct negative impact on gross margin as there are no corresponding expenses associated with these revenues.

MMP

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$67,672	$71,065	$(3,393)	(4.8)%

Operating expenses	61,275	63,533	(2,258)	(3.6)%

Gross margin	$6,397	$7,532	$(1,135)	(15.1)%

Gross margin percent	9.5%	10.6%

Same-unit revenue decreased 4.8% for the six months ended June 30, 2012 versus the comparable period in 2011. Approximately 69% of the decrease is attributable to decreased revenues from existing clients, with the remaining 31% attributable to client terminations, net of new business sold. The decline in revenue from existing clients can be attributed to several factors including decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure. The decline in revenue from client terminations was attributable to many reasons including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations and increased competitive pressures.

The largest components of operating expenses for MMP are personnel costs, professional service fees for off-shore and electronic claims processing, occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services). These expenses represented 86.3% and 86.4% of total operating expenses for the first six months of 2012 and 2011, respectively. Due to a reduction in headcount, personnel costs decreased $1.7 million for the six months ended June 30, 2012, but increased slightly as a percentage of revenue to 57.0% from 56.7% for the comparable period in 2011. The reduction in headcount and related personnel costs in billing operations is due to the expanded utilization of off-shore processing, utilization of new technologies, as well as a response to the decline in revenue. Professional services increased by $0.4 million for the six months ended June 30, 2012 and increased as a percentage of revenue to 7.0% from 6.1% due to the increase in off-shore processing. Office expenses decreased $0.3 million for the six months ended June 30, 2012, but remained 7.7% of revenue for both periods. Facilities costs decreased $0.4 million for the first six months of 2012, and decreased slightly as a percentage of revenue to 6.5% versus 6.8% in the comparable period in 2011 due to the consolidation of certain offices.

The decrease in gross margin is the result of the continued pricing and reimbursement pressure as described above.

National Practices

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$14,593	$15,943	$(1,350)	(8.5)%

Operating expenses	13,380	13,451	(71)	(0.5)%

Gross margin	$1,213	$2,492	$(1,279)	(51.3)%

Gross margin percent	8.3%	15.6%

The decrease in same-unit revenue was attributable to CBIZ’s mergers and acquisitions business completing two transactions and recording success fees of $1.6 million during the six months ended June 30, 2011, and not closing a transaction during the six months ended June 30, 2012, thus recording no success fees in 2012. This decrease was partially offset by slight increases in services provided under a contractual relationship with CBIZ’s largest client, Edward Jones.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 91.5% and 92.3% of total operating expenses for the six months ended June 30, 2012 and 2011, respectively. Personnel costs for the six months ended June 30, 2012 decreased by $0.2 million compared to the same period a year ago, but increased as a percentage of revenue to 83.9% for the six months ended June 30, 2012 from 77.9% for the same period last year. The decrease in personnel costs is primarily due to lower incentive compensation in the mergers and acquisitions business as no transactions were closed during the first six months of 2012. Occupancy costs and travel and related costs were flat for the three months ended June 30, 2012 and 2011.

The decrease in gross margin is primarily the result of a decrease in revenues combined with relatively flat operating expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Financial Condition

Total assets were $822.8 million at June 30, 2012, an increase of $10.5 million versus December 31, 2011. Current assets of $293.6 million exceeded current liabilities of $200.3 million by $93.3 million at June 30, 2012.

Cash and cash equivalents increased by $1.5 million to $3.1 million at June 30, 2012 from December 31, 2011. Restricted cash was $21.8 million at June 30, 2012, a decrease of $1.9 million from December 31, 2011. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority regulated business and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net, were $164.1 million at June 30, 2012, an increase of $27.0 million from December 31, 2011, and days sales outstanding (“DSO”) from continuing operations was 81 days, 71 days and 80 days at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $10.7 million and $11.4 million at June 30, 2012 and December 31, 2011, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

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

Property and equipment, net, decreased by $0.9 million to $20.9 million at June 30, 2012 from $21.8 million at December 31, 2011. The decrease is primarily the result of depreciation and amortization expense of $3.0 million, partially offset by capital expenditures of $2.1 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $7.1 million at June 30, 2012 from December 31, 2011. This increase for the six months ended June 30, 2012 is comprised of $14.6 million in additions to intangible assets resulting from acquisitions and contingent purchase price adjustments, partially offset by $7.5 million of amortization expense.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $37.4 million and $33.6 million at June 30, 2012 and December 31, 2011, respectively. The increase in assets of the deferred compensation plan of $3.8 million consisted of net participant contributions of $1.6 million and an increase in the fair value of the investments of $2.2 million for the six months ended June 30, 2012. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accounts payable balances of $46.7 million and $35.0 million at June 30, 2012 and December 31, 2011, respectively, reflect amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $30.8 million and $33.7 million at June 30, 2012 and December 31, 2011, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable – current decreased by $12.8 million to $1.2 million at June 30, 2012 from $14.0 million at December 31, 2011. Notes payable balances and activity are primarily guaranteed purchase price payments and contingent proceeds earned by previously acquired businesses. During the six months ended June 30, 2012, payments on guaranteed purchase price and notes attributable to contingent proceeds relating to previously acquired businesses were approximately $14.0 million. These payments were partially offset by additions to notes payable – current of $1.2 million related to current year acquisitions.

Other liabilities (current and non-current) increased by $1.2 million to $56.1 million at June 30, 2012 from $54.9 million at December 31, 2011. The increase was primarily attributable to the addition of approximately $2.2 million of estimated contingent purchase price liabilities and $0.8 million of guaranteed purchase price related to a 2012 business acquisition, an increase of $2.3 million related to the acquisition of a client list and an increase of $2.0 million related to the self-funded health insurance plan. These increases were partially offset by recognition of $4.0 million of deferred purchase price on the sale of the Company’s individual wealth management business that was effective January 1, 2011, payments on contingent purchase price liabilities of $1.7 million and a decrease of $0.4 million related to accrued commissions.

Income taxes payable—current was $6.6 million at June 30, 2012 versus income taxes refundable of $3.9 million at December 31, 2011. The income taxes refundable balance at December 31, 2011 occurred as CBIZ made estimated tax payments that exceeded the tax liabilities CBIZ expected to incur with its 2011 income tax filings. Income taxes payable—current at June 30, 2012 primarily represents the provision for current income taxes less estimated tax payments. Income taxes payable – non-current at June 30, 2012 and December 31, 2011 was $4.7 million and $4.4 million, respectively, and represents the accrual for uncertain tax positions.

CBIZ’s 2006 Notes and 2010 Notes are carried at face value less unamortized discount. The $1.3 million increase in the carrying value of the convertible notes at June 30, 2012 compared to December 31, 2011 represents amortization of the discount which is recognized as non-cash interest expense in the consolidated statements of comprehensive income. The convertible notes are further disclosed in Note 5 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility increased $4.2 million to $149.2 million at June 30, 2012 from $145.0 million at December 31, 2011. This increase was primarily attributable to payments of $23.1 million related to acquisitions and earnouts, purchases of $4.5 million of CBIZ’s common stock and $2.1 million of capital expenditures. These increases were partially offset by $25.6 million of funds provided by operations for the six months ended June 30, 2012.

Stockholders’ equity increased by $23.2 million to $283.4 million at June 30, 2012 from $260.2 million at December 31, 2011. The increase was primarily attributable to net income of $24.6 million, CBIZ’s stock award programs which contributed $2.0 million and the issuance of $1.1 million in common shares related to business acquisitions and contingent payments related to prior acquisitions. These increases were partially offset by $4.5 million related to the repurchase of 0.7 million shares of CBIZ common stock.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility and $130 million in 2010 Notes.

CBIZ maintains a $275 million unsecured credit facility with Bank of America as agent bank for a group of seven participating banks. The credit facility also has a letter of credit sub-facility. At June 30, 2012, CBIZ had $149.2 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $7.7 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $8.8 million at June 30, 2012. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital requirements.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of June 30, 2012. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering securities or debt through public or private markets.

Sources and Uses of Cash

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Total cash provided by (used in):
Operating activities	$25,599	$22,884
Investing activities	4,618	(29,673)
Financing activities	(28,761)	6,276

Decrease in cash and cash equivalents	$1,456	$(513)

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

For the six months ended June 30, 2012, net cash provided by operating activities was $25.6 million and primarily consisted of net income of $24.6 million and non-cash adjustments to net income of $15.8 million. Partially offsetting these sources of cash were changes in working capital items of $12.2 million and a net gain on the sale of operations and discontinued operations transactions of $2.6 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the discount on convertible notes and deferred financing fees, stock based compensation expense, deferred income tax expense, and adjustments to contingent purchase price liabilities. Net changes in working capital were primarily due to an increase in accounts receivable due to an increase in revenues and days sales outstanding, partially offset by an increase in accounts payable due to the Company’s efforts to manage payables, and income taxes payable resulting from the timing of payments.

For the six months ended June 30, 2011, net cash provided by operating activities was $22.9 million and primarily consisted of net income of $24.5 million and non-cash adjustments to net income of $12.6 million. Partially offsetting these sources of cash were changes in working capital items of $11.3 million and a net gain on the sale of operations and discontinued operations transactions of $2.3 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the discount on convertible notes and deferred financing fees, stock based compensation expense, deferred income tax expense, and adjustments to contingent purchase price liabilities. Net changes in working capital were primarily due to an increase in accounts receivable due to an increase in revenues and days sales outstanding, partially offset by an increase in income taxes payable resulting from the timing of payments. Cash used by discontinued operations was $0.6 million.

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

Net cash flows provided by investing activities were $4.6 million for the six months ended June 30, 2012 compared to net cash used in investing activities of $29.7 million for the six months ended June 30, 2011. Cash provided by investing activities during the six months ended June 30, 2012 primarily consisted of net activity related to funds held for clients of $26.6 million and proceeds from the sale of divested and discontinued operations of $1.2 million. These sources of cash were partially offset by $21.1 million of net cash used for acquisitions and contingent payments on prior acquisitions and capital expenditures of $2.1 million.

During the six months ended June 30, 2011, investing uses of cash primarily consisted of $10.9 million of net cash used for contingent payments on prior acquisitions, net activity related to funds held for clients of $18.6 million, and capital expenditures of $0.9 million. These uses of cash were partially offset by $0.7 million of proceeds from the sale of divested and discontinued operations.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, net change in client fund obligations, and proceeds from the exercise of stock options.

Net cash used in financing activities during the six months ended June 30, 2012 was $28.8 million compared to net cash provided by financing activities for the six months ended June 30, 2011 of $6.3 million. Net cash used in financing activities during the six months ended June 30, 2012 primarily consisted of $26.5 million in net activity related to client fund obligations, $4.5 million used to repurchase shares of CBIZ common stock, $1.8 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions, and payment on notes payable of $0.2 million. These uses of cash were partially offset by $4.2 million in net borrowings from the credit facility.

During the six months ended June 30, 2011, financing sources of cash included $30.1 million in net proceeds on the credit facility, net change of $16.2 million in client fund obligations as a result of timing of cash received and payments made, and $0.9 million in proceeds from the exercise of stock options (including tax benefits). These sources of cash were substantially offset by uses of cash which included $39.3 million used to repay the 2006 Notes, $0.6 million used to repurchase shares of CBIZ common stock, $0.6 million in cash used to pay for debt issuance costs related to the amendment of the credit facility, $0.3 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions, and payment on notes payable of $0.1 million.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations at June 30, 2012 for the next five years and thereafter is set forth below (in thousands):

	Total	2012 (1)	2013	2014	2015	2016	Thereafter
Convertible notes (2)	$130,750	$—	$—	$—	$130,000	$750	$—

Interest on convertible notes	22,279	3,181	6,362	6,362	6,362	12	—

Credit facility (3)	149,200	—	—	—	149,200	—	—

Income taxes payable (4)	6,623	6,623	—	—	—	—	—

Notes payable	2,819	1,222	1,222	375	—	—	—
Contingent purchase price liabilities(5)	25,864	11,618	6,803	4,336	2,850	129	128
Restructuring lease obligations (6)	7,179	1,053	1,592	1,201	1,239	1,135	959
Non-cancelable operating lease obligations (6)	150,080	17,977	32,635	26,707	21,449	18,737	32,575
Letters of credit in lieu of cash security deposits	2,516	—	45	250	—	834	1,387
Performance guarantees for non-consolidated affiliates	5,173	5,173	—	—	—	—	—
License bonds and other letters of credit	2,851	440	2,388	1	15	7	—

Total	$505,334	$47,287	$51,047	$39,232	$311,115	$21,604	$35,049

(1)	Represents contractual obligations from July 1, 2012 to December 31, 2012.
(2)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of the convertible notes on June 1, 2016 and can be redeemed by the Company at anytime.
(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.
(4)	Does not reflect $4.2 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.
(5)	Represents contingent earnout liability that is expected to be paid over the next six years to businesses CBIZ acquired on or after January 1, 2009.
(6)	Excludes cash expected to be received under subleases.

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

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $5.2 million at June 30, 2012 and December 31, 2011. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.5 million at June 30, 2012 and December 31, 2011. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2012 and December 31, 2011 totaled $2.8 million and $1.6 million, respectively.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2012, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.

Interest Rate Risk Management

CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At June 30, 2012 and 2011, CBIZ had an interest rate swap with a $40.0 million notional amount, of which $25 million will expire in June 2014 and the remaining $15 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

CBIZ carries $130.0 million in 2010 Notes bearing a fixed interest rate of 4.875% that mature on October 1, 2015 and may not be converted before July 31, 2015. CBIZ believes the fixed nature of these borrowings mitigates its interest rate risk.

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

Valuation of Goodwill

Goodwill impairment testing between annual testing dates may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2011. There was no goodwill impairment during the year ended December 31, 2011 or during the six months ended June 30, 2012.

CBIZ reviewed the significant assumptions that it used in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions and other qualitative factors that impact various economic indicators that are utilized in assessing fair value. Based on these analyses and the lack of any other evidence or significant event, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the six months ended June 30, 2012.

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which states that comprehensive income should be presented in either one or two consecutive financial statements. Companies will have the option to either present other comprehensive income on the same statement as net income, or as a separate statement that immediately follows the statement of net income. ASU 2011-05 was effective for the first reporting period after December 15, 2011, and was applied retrospectively. CBIZ adopted the provisions of ASU 2011-05 for the first quarter of 2012.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Quarterly Report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, the Company also may provide oral or written forward-looking statements in other materials the Company releases to the public. Any or all of the Company’s forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that the Company makes are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to: CBIZ’s ability to adequately manage its growth; CBIZ’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; changes in governmental regulation and tax laws affecting its operations; reversal or decline in the current trend of outsourcing business services; revenue seasonality or fluctuations in and collectability of receivables; liability for errors and omissions of the Company’s businesses; regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry); and reliance on information processing systems and availability of software licenses. Consequently, no forward-looking statement can be guaranteed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at June 30, 2012 was $149.2 million. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2012, interest expense would increase or decrease approximately $1.1 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At June 30, 2012, CBIZ had an interest rate swap with a $40.0 million notional amount, of which $25 million will expire in June 2014 and the remaining $15 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

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

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In May, June, July, August and September of 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the United States District Court for the District of Arizona (Robert Facciola, et al v. Greenberg Traurig LLP, et al.) and in the Superior Court for Maricopa County Arizona (Victims Recovery, LLC v. Greenberg Traurig LLP, et al.; Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al.; Mary Marsh, et al v. Greenberg Traurig LLP, et al.; and ML Liquidating Trust v. Mayer Hoffman McCann PC, et al.), respectively. The Maricopa County cases were removed to the United States District Court or Bankruptcy Court and all have since been remanded to the Superior Court for Maricopa County. Additionally, in November 2009, CBIZ MHM, LLC was named as a defendant in the United States District Court for the District of Arizona (Jeffery C. Stone v. Greenberg Traurig LLP, et al.). The Stone case has been voluntarily dismissed by the plaintiff in that matter.

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

Mortgages Ltd. had been audited by Mayer Hoffman McCann PC (“Mayer Hoffman”), a CPA firm which has an administrative services agreement with CBIZ. The claims against the CBIZ Parties seek to impose auditor-type liabilities upon the CBIZ Parties for audits it did not conduct. Specific claims include securities fraud, common law fraud, negligent misrepresentation, Arizona Investment Management Act violations, control-person liability, aiding and abetting and conspiracy. CBIZ is not a CPA firm, does not provide audits, and did not audit any of the entities at issue in these lawsuits.

In June 2011 the Facciola court, in which the plaintiffs were seeking to certify a class of all Mortgages Ltd. investors, granted the motions to dismiss filed by the CBIZ Parties and Mayer Hoffman. After that dismissal order, the plaintiffs moved the court to amend their complaint in an attempt to state a claim against the CBIZ Parties and Mayer Hoffman. In November 2011, the Facciola court denied the plaintiffs’ request to amend the complaint as to the CBIZ Parties and Mayer Hoffman. The Facciola case is now proceeding only against the remaining defendants.

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

In January 2012 the CBIZ Parties were added as defendants to a lawsuit filed in the Superior Court of California for Orange County (Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). This lawsuit arises out of a review of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009 Medical Capital was sued by the SEC and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are financial advisors that sold Medical Capital investments to their clients. Those plaintiffs were sued by their clients for losses related to Medical Capital and now seek to recover damages from the CBIZ Parties and Mayer Hoffman for the losses and expenses they incurred in litigation with their respective clients and lost profits. The Signature lawsuit seeks to impose auditor-type liabilities upon the CBIZ Parties for attest services they did not conduct. Specific claims include fraud, intentional misrepresentation and concealment; negligent misrepresentation; equitable indemnity; declaratory relief and respondeat superior.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These risks could materially and adversely affect the consolidated financial condition, results of operations and cash flows of CBIZ.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered shares

On May 1, 2012, in connection with the acquisition of Primarily Care, Inc., CBIZ paid cash and issued 33,930 shares of common stock to acquire substantially all of the assets of the company. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued had access to full information about distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act. See Note 12 of the accompanying consolidated financial statements for more information regarding acquisitions.

(c) Issuer purchases of equity securities

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan, which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 22, 2012, CBIZ’s Board of Directors authorized a Share Repurchase Plan which authorized the purchase of up to 5.0 million shares of CBIZ common stock. The Share Repurchase Plan is effective beginning April 1, 2012 and expires one year from the effective date. The repurchase plan does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. In addition, pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest shareholder, Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote, CBIZ purchased an option for $5.0 million, which expires on September 30, 2013, to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury.

Shares repurchased during the three months ended June 30, 2012 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Second Quarter Purchases (1)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan (3)
April 1 – April 30, 2012	132	$5.98	132	4,868
May 1 – May 31, 2012	285	$5.95	285	4,583
June 1 – June 30, 2012	117	$5.78	117	4,466

Total second quarter purchases	534	$5.92	534

(1)	CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
(2)	Average price paid per share includes fees and commissions.
(3)	Effective April 1, 2012, the shares available to be purchased was reset to 5.0 million pursuant to the Share Repurchase Plan authorized on February 22, 2012.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (ii) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc. (Registrant)

Date: August 9, 2012	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer Duly Authorized Officer and Principal Financial Officer