Form 10-Q
period 2012-09-30
CBIZ, Inc.
filed 2012-11-09
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 31, 2012
Common Stock, par value $0.01 per share	50,036,098

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	SEPTEMBER 30, 2012	DECEMBER 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$454	$1,613
Restricted cash	20,653	19,838
Accounts receivable, net	166,633	137,073
Income taxes refundable	—	3,898
Deferred income taxes – current	9,044	8,056
Other current assets	9,935	11,438
Assets of discontinued operations	281	559

Current assets before funds held for clients	207,000	182,475
Funds held for clients	86,778	109,854

Total current assets	293,778	292,329

Property and equipment, net	20,356	21,802
Goodwill and other intangible assets, net	472,345	458,340
Assets of deferred compensation plan	39,355	33,585
Other assets	5,646	6,301

Total assets	$831,480	$812,357

LIABILITIES
Current liabilities:
Accounts payable	$39,848	$34,960
Income taxes payable – current	5,689	—
Accrued personnel costs	36,861	33,658
Notes payable – current	848	13,986
Contingent purchase price liability – current	14,041	13,646
Other current liabilities	20,853	19,933
Liabilities of discontinued operations	178	199

Current liabilities before client fund obligations	118,318	116,382
Client fund obligations	86,333	109,800

Total current liabilities	204,651	226,182

Convertible notes, net	121,732	119,778
Bank debt	146,000	145,000
Income taxes payable – non-current	4,166	4,441
Deferred income taxes – non-current, net	1,296	1,893
Deferred compensation plan obligations	39,355	33,585
Contingent purchase price liability – non-current	12,913	11,679
Other non-current liabilities	11,243	9,641

Total liabilities	541,356	552,199

STOCKHOLDERS’ EQUITY
Common stock	1,119	1,111
Additional paid-in capital	556,890	551,205
Retained earnings	103,925	73,985
Treasury stock	(371,080)	(365,364)
Accumulated other comprehensive loss	(730)	(779)

Total stockholders’ equity	290,124	260,158

Total liabilities and stockholders’ equity	$831,480	$812,357

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
Revenue	$183,800	$177,349	$593,233	$570,882
Operating expenses	167,146	154,345	513,842	484,467

Gross margin	16,654	23,004	79,391	86,415
Corporate general and administrative expenses	7,625	8,079	25,807	24,383

Operating income	9,029	14,925	53,584	62,032

Other income (expense):
Interest expense	(3,884)	(4,049)	(12,152)	(13,371)
Gain on sale of operations, net	21	87	2,660	2,832
Other income (expense), net	2,570	(4,510)	5,168	(1,402)

Total other expense, net	(1,293)	(8,472)	(4,324)	(11,941)

Income from continuing operations before income tax expense	7,736	6,453	49,260	50,091

Income tax expense	2,458	1,614	19,386	20,296

Income from continuing operations after income tax expense	5,278	4,839	29,874	29,795

Loss from discontinued operations, net of tax	(3)	(46)	(6)	(616)

Gain (loss) on disposal of discontinued operations, net of tax	32	(76)	72	(6)

Net income	$5,307	$4,717	$29,940	$29,173

Earnings (loss) per share:
Basic:
Continuing operations	$0.11	$0.10	$0.61	$0.60
Discontinued operations	—	—	—	(0.01)

Net income	$0.11	$0.10	$0.61	$0.59

Diluted:
Continuing operations	$0.11	$0.10	$0.61	$0.60
Discontinued operations	—	—	—	(0.02)

Net income	$0.11	$0.10	$0.61	$0.58

Basic weighted average shares outstanding	48,895	49,525	49,014	49,488

Diluted weighted average shares outstanding	49,109	49,920	49,278	49,932

Comprehensive Income:
Net income	5,307	4,717	29,940	29,173
Other comprehensive income (loss), net of tax	53	(258)	50	83

Comprehensive income	$5,360	$4,459	$29,990	$29,256

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Cash flows from operating activities:
Net income	$29,940	$29,173
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from discontinued operations, net of tax	(66)	622
Gain on sale of operations, net	(2,660)	(2,832)
Depreciation and amortization expense	15,910	15,102
Amortization of discount on notes and deferred financing costs	3,111	3,805
Bad debt expense, net of recoveries	3,492	4,101
Adjustment to contingent earnout liability	(259)	(1,018)
Deferred income taxes	(1,660)	(4,463)
Employee stock awards	4,377	4,433
Excess tax benefits from share based payment arrangements	—	(171)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(508)	(333)
Accounts receivable, net	(32,533)	(20,424)
Other assets	1,398	3,202
Accounts payable	4,559	(901)
Income taxes payable/refundable	8,267	7,463
Accrued personnel costs and other liabilities	4,030	366

Net cash provided by continuing operations	37,398	38,125
Operating cash flows provided by (used in) discontinued operations	252	(617)

Net cash provided by operating activities	37,650	37,508

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(26,652)	(25,727)
Purchases of client fund investments	(5,182)	(18,844)
Proceeds from the sales and maturities of client fund investments	4,056	9,167
Proceeds from sales of divested and discontinued operations	1,367	838
Net decrease in funds held for clients	24,992	17,060
Additions to property and equipment, net	(3,112)	(3,729)
Other	23	23

Net cash used in investing activities	(4,508)	(21,212)

Cash flows from financing activities:
Proceeds from bank debt	384,350	394,950
Payment of bank debt	(383,350)	(354,250)
Repurchase of convertible notes	—	(39,250)
Payment for acquisition of treasury stock	(5,716)	(7,987)
Net decrease in client funds obligations	(23,814)	(9,811)
Proceeds from exercise of stock options	—	768
Payment of contingent consideration of acquisitions	(4,613)	(330)
Excess tax benefit from exercise of stock awards	—	171
Debt issuance costs	(567)	(599)
Other	(591)	(149)

Net cash used in financing activities	(34,301)	(16,487)

Net decrease in cash and cash equivalents	(1,159)	(191)
Cash and cash equivalents at beginning of year	1,613	724

Cash and cash equivalents at end of period	$454	$533

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of September 30, 2012 and December 31, 2011, the consolidated results of their operations for the three and nine months ended September 30, 2012 and 2011, and the cash flows for the nine months ended September 30, 2012 and 2011. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Management’s estimates and assumptions include, but are not limited to, estimates of collectability of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, estimates of accrued liabilities (such as incentive compensation, self-funded health insurance, legal reserves, income tax uncertainties, future contingent purchase price obligations, and consolidation and integration reserves), the provision for income taxes, the realizability of deferred tax assets, and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

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

2.	Accounts Receivable, Net

Accounts receivable balances at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30,	December 31,
	2012	2011
Trade accounts receivable	$126,819	$113,143
Unbilled revenue	50,643	33,150

Total accounts receivable	177,462	146,293
Allowance for doubtful accounts	(10,829)	(9,220)

Accounts receivable, net	$166,633	$137,073

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30,	December 31,
	2012	2011
Goodwill	$392,009	$377,281
Intangible assets:
Client lists	138,379	128,537
Other intangible assets	8,462	9,826

Total intangible assets	146,841	138,363

Total goodwill and intangibles assets	538,850	515,644
Accumulated amortization:
Client lists	(61,051)	(50,969)
Other intangible assets	(5,454)	(6,335)

Total accumulated amortization	(66,505)	(57,304)

Goodwill and other intangible assets, net	$472,345	$458,340

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating expenses	$5,294	$5,016	$15,660	$14,831
Corporate general and administrative expenses	82	91	250	271

Total depreciation and amortization expense	$5,376	$5,107	$15,910	$15,102

5.	Borrowing Arrangements

CBIZ had two primary debt arrangements at September 30, 2012 that provided the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million and a $275 million unsecured credit facility. In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2011 for additional details of CBIZ’s borrowing arrangements.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30,	December 31,
	2012	2011
Principal amount of notes	$130,000	$130,000
Unamortized discount	(9,018)	(10,972)

Net carrying amount	$120,982	$119,028

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount is being amortized at an annual effective rate of 7.5% over the term of the 2010 Notes, which is five years from the date of issuance. At September 30, 2012, the unamortized discount had a remaining amortization period of approximately 36 months.

2006 Convertible Senior Subordinated Notes

At September 30, 2012, CBIZ had $750,000 outstanding of its 3.125% Convertible Senior Subordinated Notes that were issued in 2006 (“2006 Notes”). These 2006 Notes are direct, unsecured, senior subordinated obligations of CBIZ. The 2006 Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted.

CBIZ separately accounts for the debt and equity components of the 2006 Notes. The carrying amount of the debt and equity components at September 30, 2012 and December 31, 2011 were as follow (in thousands):

	September 30,	December 31,
	2012	2011
Principal amount of notes	$750	$750
Unamortized discount	—	—

Net carrying amount	$750	$750

Additional paid-in-capital, net of tax	$11,425	$11,425

During the three and nine months ended September 30, 2012 and 2011, CBIZ recognized interest expense on the 2010 Notes and 2006 Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractual coupon interest	$1,590	$1,590	$4,771	$5,282
Amortization of discount	659	613	1,954	2,565
Amortization of deferred financing costs	180	180	540	629

Total interest expense	$2,429	$2,383	$7,265	$8,476

Bank Debt

CBIZ maintains a $275 million unsecured credit facility (“credit facility”) with Bank of America as agent for a group of seven participating banks. On August 30, 2012, the credit facility was amended to modify the senior and total leverage requirements and provided a temporary increase in the leverage ratios for the next twelve months, at which time the leverage ratios will step down to the original leverage schedule by December 2013. The amendment provides additional flexibility to support CBIZ’s strategic acquisition program. The balance outstanding under the credit facility was $146.0 million and $145.0 million at September 30, 2012 and December 31, 2011, respectively. Interest rates for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
Weighted average interest rates	3.18%	3.34%

Range of effective interest rates	2.68% - 3.91%	2.43% - 5.75%

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CBIZ had approximately $63.5 million of available funds under the credit facility at September 30, 2012. The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The maturity date of the credit facility is June 2015. CBIZ believes it is in compliance with its debt covenants at September 30, 2012.

6.	Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provided letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $2.5 million as of September 30, 2012 and December 31, 2011. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2012 and December 31, 2011 was $2.9 million and $1.6 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.9 million and $5.2 million as of September 30, 2012 and December 31, 2011, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

In June 2011 the Facciola court, in which the plaintiffs were seeking to certify a class of all Mortgages Ltd. investors, granted the motions to dismiss filed by the CBIZ Parties and Mayer Hoffman. After that dismissal order, the plaintiffs moved the court to amend their complaint in an attempt to state a claim against the CBIZ Parties and Mayer Hoffman. In November 2011, the Facciola court denied the plaintiffs’ request to amend the complaint as to the CBIZ Parties and Mayer Hoffman. In June 2012, the remaining defendants in the Facciola case reached a class action settlement, which the court approved in October 2012. Eighteen class members, however, opted out of the settlement before it was finalized and, in September 2012, filed a new case against all of the defendants in the Facciola case, including the CBIZ Parties (Rader et al. v. Greenberg Traurig, LLC., et al.). The case was filed in superior court for Maricopa County.

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

In January 2012, the CBIZ Parties were added as defendants to a lawsuit filed in the Superior Court of California for Orange County (Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). This lawsuit arises out of a review of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009 Medical Capital was sued by the SEC and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are financial advisors that sold Medical Capital investments to their clients. Those plaintiffs were sued by their clients for losses related to Medical Capital and now seek to recover damages from the CBIZ Parties and Mayer Hoffman for the losses and expenses they incurred in litigation with their respective clients and lost profits. The Signature lawsuit seeks to impose auditor-type liabilities upon the CBIZ Parties for attest services they did not conduct. Specific claims include fraud, intentional misrepresentation and concealment; negligent misrepresentation; equitable indemnity; declaratory relief and respondeat superior.

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

Bonds

In connection with CBIZ’s payroll business and the collection of client funds, CBIZ invests a portion of these funds in corporate and municipal bonds. CBIZ held corporate and municipal bonds with par values totaling $30.5 million and $29.4 million at September 30, 2012 and December 31, 2011, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity dates or callable dates ranging from October 2012 through August 2017, and are included in “Funds held for clients” on the consolidated balance sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the nine months ended September 30, 2012 and the twelve months ended December 31, 2011 (in thousands):

	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011
Fair value at beginning of period	$30,923	$15,255
Purchases	5,182	19,643
Sales	(2,000)	(3,000)
Maturities and calls	(2,030)	(1,916)
(Decrease) increase in bond premium	(249)	914
Fair market value adjustment	416	27

Fair value at end of period	$32,242	$30,923

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

At September 30, 2012 and December 31, 2011, the interest rate swap was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swap and its classification on the consolidated balance sheets at September 30, 2012 and December 31, 2011 (in thousands).

	September 30, 2012
	Notional	Fair	Balance Sheet
	Amount	Value (2)	Location
Interest rate swap (1)	$40,000	$(916)	Other non-current liabilities

	December 31, 2011
	Notional	Fair	Balance Sheet
	Amount	Value (2)	Location
Interest rate swap (1)	$40,000	$(670)	Other non-current liabilities

(1)	Represents interest rate swap with a notional value of $40.0 million, of which $25.0 million will expire in June 2014 and the remaining $15.0 million will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and received interest that varied with the three-month LIBOR.
(2)	See additional disclosures regarding fair value measurements in Note 8.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

All swaps were deemed to be effective for the three and nine months ended September 30, 2012 and 2011.

The following table summarizes the effects of interest rate swaps on CBIZ’s consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Loss Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest rate swap	$(62)	$(444)	$97	$116

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest rate swaps	$(155)	$(477)	$282	$161

8.	Fair Value Measurements

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

The following table summarizes CBIZ’s assets and liabilities at September 30, 2012 and December 31, 2011 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	September 30, 2012	December 31, 2011
Deferred compensation plan assets	1	$39,355	$33,585
Corporate bonds	1	$32,242	$30,923
Interest rate swap	2	$(916)	$(670)
Contingent purchase price liabilities	3	$(26,954)	$(25,325)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the nine months ended September 30, 2012 and 2011, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in fair values of the Company’s contingent purchase price liability for the nine months ended September 30, 2012 and 2011 (pre-tax basis) (in thousands):

	2012	2011
Beginning balance – January 1	$(25,325)	$(17,265)
Additions from business acquisitions	(6,812)	(11,745)
Payment of contingent purchase price liabilities	4,924	330
Change in fair value of contingencies	402	1,152
Change in net present value of contingencies	(143)	(134)

Ending balance – September 30	$(26,954)	$(27,662)

Contingent Purchase Price Liabilities - Contingent purchase price liabilities arise from business acquisitions and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. A contingent liability is established for each acquisition that has a contingent purchase price component and normally extends over a three year term. The significant unobservable input used in the fair value measurement of the contingent purchase price liabilities is the future performance of the acquired business. The future performance of the acquired business directly impacts the contingent purchase price that is paid to the seller, thus performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the consolidated statements of comprehensive income. These liabilities are reviewed quarterly and adjusted if necessary. See Note 12 for further discussion of contingent purchase price liabilities.

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Convertible Notes	$750	$750	$750	$750
2010 Convertible Notes	$120,982	$145,239	$119,028	$141,690

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

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net unrealized gain on available-for-sale securities, net of income taxes (1)	$130	$203	$250	$608
Net unrealized loss on interest rate swaps, net of income taxes (2)	(62)	(445)	(155)	(476)
Foreign currency translation	(15)	(16)	(45)	(49)

Total other comprehensive income (loss)	$53	$(258)	$50	$83

(1)	Net of income tax expense of $87 and $135 for the three months ended September 30, 2012 and 2011, respectively, and net of income tax expense of $166 and $256 for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Net of income tax benefit of $37 and $261 for the three months ended September 30, 2012 and 2011, respectively, and net of income tax benefit of $91 and $280 for the nine months ended September 30, 2012 and 2011, respectively.

Accumulated other comprehensive loss, net of tax, was approximately $0.7 million and $0.8 million at September 30, 2012 and December 31, 2011, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and an interest rate swap, and adjustments for foreign currency translation.

10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 2002 Amended and Restated Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2011. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$754	$788	$2,224	$2,349
Restricted stock awards	754	731	2,153	2,084

Total stock-based compensation expense	$1,508	$1,519	$4,377	$4,433

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock award activity during the nine months ended September 30, 2012 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	6,825	$7.54	983	$7.30
Granted	1,465	$5.87	498	$5.99
Exercised or released	—	—	(394)	$7.39
Expired or canceled	(689)	$7.95	(9)	$7.18

Outstanding at September 30, 2012	7,601	$7.18	1,078	$6.66

Exercisable at September 30, 2012	4,025	$7.63

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$5,278	$4,839	$29,874	$29,795

Denominator:
Basic
Weighted average common shares outstanding	48,895	49,525	49,014	49,488

Diluted
Stock options (1)	—	55	—	70
Restricted stock awards	118	133	168	167
Contingent shares (2)	96	207	96	207

Diluted weighted average common shares outstanding	49,109	49,920	49,278	49,932

Basic earnings per share from continuing operations	$0.11	$0.10	$0.61	$0.60

Diluted earnings per share from continuing operations	$0.11	$0.10	$0.61	$0.60

(1)	A total of 8.3 million and 7.5 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2012, respectively, and a total of 6.9 million and 6.3 million stock based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2011, respectively, as their exercise prices would render them anti-dilutive.
(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12.	Acquisitions

During the nine months ended September 30, 2012, CBIZ acquired substantially all of the assets of four companies: Meridian Insurance Group, LLC (“Meridian”), Primarily Care, Inc. (“PCI”), Stoltz and Company, LTD., L.L.P. (“Stoltz”) and Trinity Risk Advisors, Inc. (“Trinity”). Meridian, with offices in Boca Raton, Florida and Atlanta, Georgia, is an insurance brokerage firm specializing in multiple insurance products and services including property and casualty, bonding, personal lines and employee benefits. PCI, located in Cranston, Rhode Island, is an employee benefits brokerage firm that offers long-term healthcare cost reduction strategies through a unique system comprised of technology, innovative plan design, educational tools and tangible financial health incentives. Stoltz, with offices in Midland, San Antonio and Amarillo, Texas, is an insurance brokerage firm offering multiple insurance products and services including property and casualty, personal lines and employee benefits with specialization in oil and gas related risk management. Trinity, located in Atlanta, Georgia, is a specialty property and casualty brokerage firm focused primarily on medical malpractice insurance to the healthcare industry and specialized insurance to the transportation industry. The operating results of all four companies are reported in the Employee Services practice group. Aggregate consideration for these acquisitions consisted of approximately $12.3 million in cash, $1.7 million in CBIZ common stock, $1.7 million in guaranteed future consideration, and $6.8 million in contingent consideration.

The preliminary aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$640
Other current assets	14
Fixed assets	63
Identifiable intangible assets	8,233
Accrued liabilities	(675)

Total identifiable net assets	$8,275
Goodwill	14,231

Aggregate purchase price	$22,506

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements arising from acquisitions in the current year is $9.0 million. CBIZ is required to record the fair value of this obligation at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangement was $6.8 million, of which $1.5 million was recorded in “Contingent purchase price liability - current” and $5.3 million was recorded in “Contingent purchase price liability – non-current” in the consolidated balance sheet at September 30, 2012.

The goodwill of $14.2 million arising from the acquisitions in the current year consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new business within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services practice group and the Employee Services practice group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. Goodwill arising from acquisitions in the current year is deductible for income tax purposes.

CBIZ also purchased two client lists, one of which is reported in the Employee Services practice group and the other is reported in the Financial Services practice group. Aggregate consideration for these client lists consisted of $0.4 million cash paid at closing and up to an additional $2.5 million in cash which is contingent upon future financial performance of the client lists.

In addition, CBIZ paid $18.8 million in cash and issued approximately 315,000 shares of common stock during the nine months ended September 30, 2012 as contingent earnouts for previous acquisitions, which includes approximately 251,100 shares of common stock that were earned in 2011 and issued in

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2012. During the nine months ended September 30, 2012, CBIZ also reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $0.4 million due to lower than originally projected future results of the acquired businesses. This reduction of $0.4 million is included in “Other income (expense), net” in the consolidated statements of comprehensive income. Refer to Note 8 for further discussion of contingent purchase price liabilities.

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

During the nine months ended September 30, 2011, CBIZ paid $15.4 million in cash and issued approximately 265,000 shares of common stock as contingent earnouts for prior acquisitions. In addition, CBIZ reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $1.2 million due to lower than originally projected future results of the acquired businesses. This reduction of $1.2 million is included in “Other income (expense), net” in the consolidated statements of comprehensive income.

The operating results of these businesses are included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements are recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired (including client lists and non-compete agreements) is allocated to goodwill.

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned on prior period acquisitions during the nine months ended September 30, 2012 and 2011, respectively, were as follows (in thousands):

	2012	2011
Goodwill	$14,728	$19,920

Client lists	$10,243	$9,418

Other intangible assets	$373	$471

13.	Discontinued Operations and Divestitures

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

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “Gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of comprehensive income. In addition, proceeds that are contingent upon a divested operation’s actual future performance are recorded as “gain (loss) on disposal of discontinued operations, net of tax” in the period they are earned. During the nine months ended September 30, 2012, CBIZ did not discontinue the operations of any of its businesses and did not sell any operations. Gains recorded for the nine months ended September 30, 2012 related to contingent proceeds on sales of a discontinued operation that occurred in a prior period.

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

Revenue and results from operations of discontinued operations for the three and nine months ended September 30, 2012 and 2011 are separately reported as “Loss from discontinued operations, net of tax” in the consolidated statements of comprehensive income and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$—	$—	$—	$943

Loss from discontinued operations, before income tax	$(5)	$(75)	$(10)	$(1,008)
Income tax benefit	2	29	4	392

Loss from discontinued operations, net of tax	$(3)	$(46)	$(6)	$(616)

Gain (loss) on the disposal of discontinued operations for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain on disposal of discontinued operations, before income tax	$52	$58	$115	$175
Income tax expense	20	134	43	181

Gain (loss) on disposal of discontinued operations, net of tax	$32	$(76)	$72	$(6)

At September 30, 2012 and December 31, 2011, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Assets:
Accounts receivable, net	$13	$38
Other assets	268	521

Assets of discontinued operations	$281	$559

Liabilities:
Other current liabilities	$178	$199

Liabilities of discontinued operations	$178	$199

Divestitures

Gains and losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the consolidated statements of comprehensive income. During the nine months ended September 30, 2012, CBIZ recognized a contingent gain of $2.5 million from the 2011 sale of its individual wealth management business and gains of $0.1 million from the sales of client lists. Cash proceeds from the sales totaled approximately $1.0 million.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the nine months ended September 30, 2011, CBIZ recognized a gain of $2.3 million from the sale of its individual wealth management business and gains of $0.5 million from the sales of client lists. Cash proceeds from the sale of the business and client list totaled approximately $7.3 million, of which approximately $6.7 million was received on December 31, 2010. As part of the sale of the individual wealth management business in the first quarter of 2011, CBIZ’s goodwill was reduced by approximately $2.2 million.

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

Financial Services	Employee Services	MMP	National Practices
• Accounting • Tax • Financial Advisory • Valuation • Litigation Support • Internal Audit • Family Office Services • Risk Advisory Services • Real Estate Advisory	• Employee Benefits • Property & Casualty • Retirement Plan Services • Payroll Services • Life Insurance • Human Capital Services • Compensation Consulting • Recruiting • Actuarial Services	• Coding and Billing • Accounts Receivable Management • Full Practice Management Services	• Managed Networking and Hardware Services • Health Care Consulting • Mergers & Acquisitions

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30, 2012
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$95,976	$45,762	$33,959	$8,103	$—	$183,800
Operating expenses	87,260	38,592	30,015	6,844	4,435	167,146

Gross margin	8,716	7,170	3,944	1,259	(4,435)	16,654
Corporate general & admin	—	—	—	—	7,625	7,625

Operating income (loss)	8,716	7,170	3,944	1,259	(12,060)	9,029
Other income (expense):
Interest expense	—	(6)	—	—	(3,878)	(3,884)
Gain on sale of operations, net	—	—	—	—	21	21
Other income, net	53	244	29	1	2,243	2,570

Total other income (expense)	53	238	29	1	(1,614)	(1,293)

Income (loss) from continuing operations before income tax expense	$8,769	$7,408	$3,973	$1,260	$(13,674)	$7,736

	Three Months Ended September 30, 2011
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$92,823	$41,859	$35,352	$7,315	$—	$177,349
Operating expenses	83,022	35,651	30,370	6,317	(1,015)	154,345

Gross margin	9,801	6,208	4,982	998	1,015	23,004
Corporate general & admin	—	—	—	—	8,079	8,079

Operating income (loss)	9,801	6,208	4,982	998	(7,064)	14,925
Other income (expense):
Interest income (expense)	3	(7)	—	—	(4,045)	(4,049)
Gain on sale of operations, net	—	—	—	—	87	87
Other (expense) income, net	(126)	139	11	9	(4,543)	(4,510)

Total other (expense) income	(123)	132	11	9	(8,501)	(8,472)

Income (loss) from continuing operations before income tax expense	$9,678	$6,340	$4,993	$1,007	$(15,565)	$6,453

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30, 2012
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$329,476	$139,430	$101,630	$22,697	$—	$593,233
Operating expenses	273,624	116,560	91,289	20,225	12,144	513,842

Gross margin	55,852	22,870	10,341	2,472	(12,144)	79,391
Corporate general & admin	—	—	—	—	25,807	25,807

Operating income (loss)	55,852	22,870	10,341	2,472	(37,951)	53,584
Other income (expense):
Interest expense	—	(18)	—	—	(12,134)	(12,152)
Gain on sale of operations, net	—	—	—	—	2,660	2,660
Other income, net	149	437	146	1	4,435	5,168

Total other income (expense)	149	419	146	1	(5,039)	(4,324)

Income (loss) from continuing operations before income tax expense	$56,001	$23,289	$10,487	$2,473	$(42,990)	$49,260

	Nine Months Ended September 30, 2011
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$311,716	$129,491	$106,417	$23,258	$—	$570,882
Operating expenses	256,013	108,513	93,903	19,768	6,270	484,467

Gross margin	55,703	20,978	12,514	3,490	(6,270)	86,415
Corporate general & admin	—	—	—	—	24,383	24,383

Operating income (loss)	55,703	20,978	12,514	3,490	(30,653)	62,032
Other income (expense):
Interest expense	(2)	(19)	—	—	(13,350)	(13,371)
Gain on sale of operations, net	—	—	—	—	2,832	2,832
Other (expense) income, net	(5)	669	159	9	(2,234)	(1,402)

Total other (expense) income	(7)	650	159	9	(12,752)	(11,941)

Income (loss) from continuing operations before income tax expense	$55,696	$21,628	$12,673	$3,499	$(43,405)	$50,091

15.	Subsequent Events

On October 1, 2012, CBIZ acquired the assets of two companies: ProMedical, Inc. (“ProMedical”) and Strategic Employee Benefit Services – The Pruett Group, Inc. (“SEBS – Pruett”). ProMedical, located in Ocala, Florida, is a full-service provider of medical billing and practice management services exclusively for hospital-based anesthesiology practices. Annual revenues are expected to be $4.9 million and will be reported in the MMP practice group. SEBS – Pruett, with offices in Nashville, Chattanooga, Johnson City and Knoxville, Tennessee, is an employee benefit and consulting firm that provides mid-sized businesses with group health insurance. Annual revenues are expected to be $5.1 million and will be reported in the Employee Services practice group.

On November 1, 2012, CBIZ acquired the employee benefit division of Leavitt Pacific Insurance Brokers, Inc. The acquired business, located in Campbell, California, provides employee benefits, retirement plan services and other business support and services to a number of clients in the San Jose, California region. Annual revenues are expected to be $2.5 million and will be reported in the Employee Services practice group.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Additional information regarding these business combinations is not available as the initial accounting is not complete at the date of issuance of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at September 30, 2012 and December 31, 2011, results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

CBIZ provides professional business services that help clients better manage their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ delivers its services through four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”), and National Practices. See Note 14 to the accompanying consolidated financial statements for a general description of services provided by each practice group.

See the Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of external relationships and regulatory factors that currently impact CBIZ’s operations.

Executive Summary

Revenue for the three months ended September 30, 2012 increased by 3.6% to $183.8 million from the $177.3 million reported for the comparable period in 2011. Revenue from newly acquired operations, net of divestitures, contributed $5.1 million, or 2.8%, to the growth in revenue. Same-unit revenue increased $1.4 million, or 0.8%. Revenue for the nine months ended September 30, 2012 increased by 3.9% to $593.2 million from the $570.9 million reported for the comparable period in 2011. Revenue from newly acquired operations, net of divestitures, contributed $20.7 million, or 3.6%, and same-unit revenue contributed $1.6 million, or 0.3%, to the growth in revenue.

Diluted earnings per share from continuing operations was $0.11 per diluted share for the three months ended September 30, 2012 and $0.10 for the comparable period in 2011. For the nine months ended September 30, 2012 and 2011, diluted earnings per diluted share from continuing operations were $0.61 and $0.60, respectively. Cash earnings per diluted share were $0.26 and $0.24 for the three months ended September 30, 2012 and 2011, respectively, and $1.05 and $1.02 for the nine months ended September 30, 2012 and 2011, respectively. CBIZ believes cash earnings per diluted share more clearly illustrates the impact of certain non-cash charges and credits to income from continuing operations and is a useful measure for the Company and its analysts. Cash earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”), otherwise known as a non-GAAP measure. As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the three and nine months ended September 30, 2012 and 2011 are provided in the “Results of Operations – Continuing Operations” section that follows.

On August 30, 2012, CBIZ entered into an amendment (the “Amendment”) to the $275 million credit agreement. The Amendment modified the senior and total leverage requirements and provided a temporary increase in the leverage ratios for the next twelve months, at which time the leverage ratios will step down to the original leverage schedule by December 2013. The Amendment provides additional flexibility to support CBIZ’s strategic acquisition program.

During the nine months ended September 30, 2012, CBIZ acquired four businesses: Meridian Insurance Group, LLC (“Meridian”), Primarily Care, Inc. (“PCI”), Stoltz and Company, LTD., L.L.P (“Stoltz”) and Trinity Risk Advisors, Inc. (“Trinity”). Meridian is an insurance brokerage firm located in Boca Raton, Florida and Atlanta, Georgia and provides multiple insurance products and services including property and casualty, bonding, personal lines and employee benefits. PCI is an employee benefits brokerage firm located in Cranston, Rhode Island and provides long-term healthcare cost reduction strategies and employee benefits consulting. Stoltz is an insurance brokerage firm with offices in Midland, San Antonio and Amarillo, Texas, and provides multiple insurance products and services including property and casualty, personal lines and employee benefits with specialization in oil and gas related risk management. Trinity is a specialty insurance brokerage firm located in Atlanta, Georgia, and offers property and casualty insurance products primarily in the healthcare and transportation industries. Annual revenues for Meridian, PCI, Stoltz and Trinity are estimated to be $4.4 million, $3.2 million, $3.2 million and $1.0 million, respectively, and are reported in the Employee Services practice group.

Subsequent to September 30, 2012, CBIZ entered into agreements to acquire three additional businesses. Two businesses that were acquired on October 1, 2012 were: Strategic Employee Benefit Services – The Pruett Group, Inc. (“SEBS – Pruett”), and ProMedical, Inc. (“ProMedical”). SEBS – Pruett is an employee benefits and consulting firm with four office locations in Tennessee and provides mid-sized businesses with group health insurance. Annual revenues are estimated to be $5.1 million and will be reported in the Employee Services practice group. ProMedical is a medical billing company located in Ocala, Florida, and provides medical billing and practice management services for hospital-based anesthesiology practices. Annual revenues are estimated to be $4.9 million and will be reported in the MMP practice group. The third acquisition, effective November 1, 2012, was to acquire the employee benefits division of Leavitt Pacific Insurance Brokers, Inc., located in Campbell, California. The acquired business provides employee benefits, retirement plan services and other business support and services to a wide range of clients. Annual revenues are expected to be $2.5 million and will be reported in the Employee Services practice group.

Results of Operations – Continuing Operations

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on September 1, 2011, revenue for the month of September would be included in same-unit revenue for both years; revenue for the period January 1, 2012 through August 31, 2012 would be reported as revenue from acquired businesses.

Three Months Ended September 30, 2012 and 2011

Revenue – The following table summarizes total revenue for the three months ended September 30, 2012 and 2011 (in thousands, except percentages).

	Three Months Ended September 30,
	2012	% of Total	2011	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$94,809	51.6%	$92,823	52.4%	$1,986	2.1%
Employee Services	41,899	22.8%	41,859	23.6%	40	0.1%
MMP	33,959	18.5%	35,352	19.9%	(1,393)	(3.9)%
National Practices	8,103	4.4%	7,315	4.1%	788	10.8%

Total same-unit revenue	178,770	97.3%	177,349	100.0%	1,421	0.8%
Acquired businesses	5,030	2.7%	—	—	5,030

Total revenue	$183,800	100.0%	$177,349	100.0%	$6,451	3.6%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased by $12.8 million to $167.1 million for the three months ended September 30, 2012 from $154.3 million for the comparable period of 2011, and increased as a percentage of revenue to 90.9% for the three months ended September 30, 2012 from 87.0% for the comparable period of 2011. Excluding the impact of the gains and losses from the Company’s deferred compensation plan, operating expenses would be $165.6 million and $158.2 million, or 90.1% and 89.2% of revenue, for the three months ended September 30, 2012 and 2011, respectively. The primary components of operating expenses for the three months ended September 30, 2012 and 2011 are included in the following table:

	Three Months Ended September 30,
	2012		2011
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	73.2%	66.6%	75.0%	65.3%	1.3%
Occupancy costs	6.8%	6.2%	7.2%	6.2%	—
Depreciation and amortization	3.2%	2.8%	3.2%	2.8%	—
Travel and related costs	3.2%	2.9%	3.5%	3.0%	(0.1)%
Other (1)	12.7%	11.6%	13.6%	11.9%	(0.3)%

Subtotal	99.1%	90.1%	102.5%	89.2%	0.9%
Deferred compensation costs	0.9%	0.8%	(2.5)%	(2.2)%	3.0%

Total operating expenses	100.0%	90.9%	100.0%	87.0%	3.9%

Gross margin		9.1%		13.0%	(3.9)%

(1)	Includes office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The increase in operating expenses as a percentage of revenue that was attributable to personnel costs was a result of increased staffing at certain locations, an increase in bonus accruals at those locations that have exceeded profitability targets and a corresponding increase in benefits costs. The increase in deferred compensation costs as a percentage of revenue was due to gains in the value of the assets held in relation to CBIZ’s deferred compensation plan, which resulted in an unfavorable impact to gross margin of $1.5 million for the three months ended September 30, 2012, compared to losses resulting in a favorable impact to gross margin of $3.9 million for the comparable period in 2011. Travel and related costs remained flat, but decreased as a percentage of revenue due to the increase in revenue. Occupancy costs and depreciation and amortization costs each increased approximately $0.3 million in the third quarter of 2012 compared to the third quarter of 2011, but were relatively flat as a percentage of revenue as a result of the increase in revenue. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses – Corporate general and administrative (“G&A”) expenses decreased by $0.5 million to $7.6 million for the three months ended September 30, 2012 from $8.1 million for the comparable period of 2011, and decreased as a percentage of revenue to 4.2% for the three months ended September 30, 2012 from 4.6% for the comparable period of 2011. Excluding the impact of the gains and losses from the Company’s deferred compensation plan, G&A expenses would be $7.4 million and $8.5 million, or 4.1% and 4.8% of revenue, for the three months ended September 30, 2012 and 2011, respectively.

The primary components of G&A expenses for the three months ended September 30, 2012 and 2011 are included in the following table:

	Three Months Ended September 30,
	2012		2011
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	46.1%	1.9%	51.4%	2.3%	(0.4)%
Professional services	15.7%	0.7%	20.0%	0.9%	(0.2)%
Computer costs	6.4%	0.3%	5.6%	0.3%	—
Travel and related costs	4.9%	0.2%	4.2%	0.2%	—
Depreciation and amortization	1.1%	—	1.1%	—	—
Other (1)	23.1%	1.0%	23.3%	1.1%	(0.1)%

Subtotal	97.3%	4.1%	105.6%	4.8%	(0.7)%
Deferred compensation costs	2.7%	0.1%	(5.6)%	(0.2)%	0.3

Total G&A expenses	100.0%	4.2%	100.0%	4.6%	(0.4)%

(1)	Includes office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The decrease in G&A expenses as a percentage of revenue attributable to personnel costs was primarily due to a reduction in incentive based compensation accruals and benefit related expenses. The decrease in professional services was primarily due to a lower legal fees for the quarter. Partially offsetting these decreases was an increase in deferred compensation costs due to gains in the value of the assets held in relation to CBIZ’s deferred compensation plan of $0.2 million for the three months ended September 30, 2012 compared to a loss of $0.5 million for the comparable period in 2011.

Interest expense – Interest expense decreased by $0.1 million to $3.9 million for the three months ended September 30, 2012 from $4.0 million for the comparable period in 2011. The average outstanding balance of the credit facility was $155.3 million for the three months ended September 30, 2012 compared to an average outstanding balance of $152.0 million for the same period in 2011, and the weighted average interest rate on the credit facility was 3.1% for the three months ended September 30, 2012 compared to 3.0% for the same period in 2011. See Note 5 of the accompanying consolidated financial statements for further discussion of CBIZ’s debt arrangements.

Other (expense) income, net – Other (expense) income, net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan, adjustments to contingent liabilities related to prior acquisitions, and other miscellaneous items. For the three months ended September 30, 2012, gains in the fair value of investments related to the deferred compensation plan were $1.7 million compared to losses of $4.4 million for the three months ended September 30, 2011. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increases or decreases to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income. In addition, for the three months ended September 30, 2012, CBIZ recorded adjustments to its contingent liabilities related to prior acquisitions resulting in other income of $0.2 million and recorded legal settlement income of $0.3 million that was received during the third quarter of 2012.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $2.5 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively. The effective tax rate for the three months ended September 30, 2012 was 31.8%, compared to an effective tax rate of 25.0% for the comparable period in 2011. The increase in the effective tax rate primarily relates to the release of certain valuation allowances related to state net operating loss carryforwards during the third quarter of 2011.

Earnings per share and cash earnings per share – Earnings per share from continuing operations were $0.11 and $0.10 per diluted share for the three months ended September 30, 2012 and 2011, respectively, and cash earnings per share were $0.26 and $0.24 per diluted share for the three months ended

September 30, 2012 and 2011, respectively. The Company believes cash earnings and cash earnings per diluted share, which are non-GAAP measures, more clearly illustrate the impact of certain non-cash charges and credits to income from continuing operations and are useful measures for the Company, its investors and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement of or alternative to performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from operations and diluted earnings per share from continuing operations to cash earnings per share for the three months ended September 30, 2012 and 2011.

CASH EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	Three Months Ended September 30,
	2012	Per Share	2011	Per Share
	(In thousands, except per share data)
Income from continuing operations	$5,278	$0.11	$4,839	$0.10

Selected non-cash charges:
Depreciation and amortization	5,376	0.11	5,107	0.10
Non-cash interest on convertible notes	659	0.01	613	0.01
Stock-based compensation	1,508	0.03	1,519	0.03
Adjustment to contingent earnouts	(200)	—	—	—

Non-cash charges	$7,343	$0.15	$7,239	$0.14

Cash earnings – continuing operations	$12,621	$0.26	$12,078	$0.24

Operating Practice Groups

CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, MMP and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$94,809	$92,823	$1,986	2.1%
Acquired businesses	1,167	—	1,167

Total revenue	$95,976	$92,823	$3,153	3.4%
Operating expenses	87,260	83,022	4,238	5.1%

Gross margin	$8,716	$9,801	$(1,085)	(11.1)%

Gross margin percent	9.1%	10.6%

The increase in same-unit revenue was primarily the result of stronger performance in the units that provide certain national services. With respect to the accounting units, hours charged to clients declined approximately 2% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decline in hours was due to improved engagement efficiencies and a decrease in client demand in several local business units. Revenue from acquired businesses was the result of the acquisition of Thompson Dunavant PLC (“Thompson Dunavant”), which occurred on August 1, 2011, and the acquisition of Gresham Smith LLC (“Gresham Smith”), which occurred on October 1, 2011.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $23.9 million and $23.2 million for the three months ended September 30, 2012 and 2011, respectively. The increase in ASA fees was the result of acquisitions and same unit improvements from units performing national services.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs which represented 89.2% and 88.0% of total operating expenses for the three months ended September 30, 2012 and 2011, respectively. Personnel costs increased $4.4 million during the three months ended September 30, 2012 compared to the same period in 2011, and represented 78.8% and 77.5% of total operating expenses for the three months ended September 30, 2012 and 2011, respectively. The increase was comprised of an increase in same-unit personnel costs of $3.3 million due to investments in resources at several units, including the addition of teams of professionals to enhance the Company’s state and local tax services and the forensic accounting practice, as well as a team of business development managers located throughout the country. In addition to these investments, headcount at the National Units increased in response to the increase in demand for services. The remaining increase of $1.1 million is associated with the acquisitions of Thompson Dunavant and Gresham Smith. Personnel costs represented 71.6% and 69.3% of revenue for the three months ended September 30, 2012 and 2011, respectively. Occupancy costs are relatively fixed in nature and were $6.1 million for the three months ended September 30, 2012 compared to $6.0 million for the same period in the prior year. Travel and related costs were $3.0 million for the three months ended September 30, 2012 compared to $2.8 million for the same period in 2011, and were 3.1% and 3.0% of total revenue for the three months ended September 30, 2012 and 2011, respectively. The increase in travel and related costs was due to increased client development, professional staff training efforts and the impact of acquisitions. Bad debt expense decreased $0.6 million for the three months ended September 30, 2012 compared to the same period a year ago, and was 1.0% and 1.7% of revenue for the three months ended September 30, 2012 and 2011, respectively. The bad debt expense in the prior year was associated with specific reserves on several clients.

Gross margin percentage decreased 1.5% and was 9.1% for the three months ended September 30, 2012 compared to 10.6% for the same period in 2011. The decrease in gross margin percentage was due primarily to higher same-unit personnel costs as discussed above.

Employee Services

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$41,899	$41,859	$40	0.1%
Acquired businesses	3,863	—	3,863

Total revenue	$45,762	$41,859	$3,903	9.3%

Operating expenses	38,592	35,651	2,941	8.2%

Gross margin	$7,170	$6,208	$962	15.5%

Gross margin percent	15.7%	14.8%

The increase in same-unit revenue was primarily attributable to increases in the Company’s property and casualty brokerage, retirement plan services and payroll businesses, offset by a decrease in the employee benefits and life insurance businesses. The increase in property and casualty brokerage revenue of $0.4 million was due to pricing increases and an increase in volume-based carrier bonus payments. The increase in retirement plan service revenue of $0.4 million was due to a strong equity market, which affected the values of assets under management, as well as an increase in the demand for actuarial services. The increase in the Company’s payroll services business of $0.4 million was due to higher pricing trends for payroll and related services. Partially offsetting these increases was a decrease in employee benefits revenue of $0.7 million due to continued competitive pressures and client plan design changes. The decrease in life revenue of $0.5 million is due to lower client demand for life insurance plans.

The growth in revenue from acquisitions was provided by: Multiple Benefits Services, an employee benefits business located in Atlanta, Georgia that was acquired in the third quarter of 2011; PSA Insurance, a retirement advisory business located in Baltimore, Maryland that was acquired in the fourth quarter of 2011; Advantage Benefit Planning, an employee benefits business located in Pleasantville, New Jersey that was acquired in the fourth quarter of 2011; Meridian, a property and casualty insurance and employee benefits business headquartered in Boca Raton, Florida with an office in Atlanta, Georgia that was acquired in the first quarter of 2012; Strategic Employee Benefit Services, an employee benefits client list in the Chicago, Illinois market that was acquired in the first quarter of 2012; PCI, an employee benefits business located in Cranston, Rhode Island that was acquired in the second quarter of 2012; Stoltz, a property and casualty insurance and employee benefits business headquartered in Midland, Texas that was acquired in the third quarter of 2012; and Trinity, a property and casualty insurance business located in Atlanta, Georgia that was acquired in the third quarter of 2012.

The largest components of operating expenses for the Employee Services group are personnel costs, which include commissions paid to third party brokers, and occupancy costs, representing 82.2% and 82.5% of total operating expenses for the three months ended September 30, 2012 and 2011, respectively. Personnel costs increased approximately $1.8 million, primarily as a result of the acquired businesses. Personnel costs represented 63.2% and 64.5% of revenue for the three months ended September 30, 2012 and 2011, respectively. Occupancy costs are relatively fixed in nature and were $2.8 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively. The increase in occupancy costs was related to the acquired businesses.

The increase in gross margin percent was attributable to the revenue increases discussed above, which includes the increases in volume-based carrier bonus payments that have a direct positive impact on gross margin as there are no corresponding expenses associated with this revenue.

MMP

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$33,959	$35,352	$(1,393)	(3.9)%

Operating expenses	30,015	30,370	(355)	(1.2)%

Gross margin	$3,944	$4,982	$(1,038)	(20.8)%

Gross margin percent	11.6%	14.1%

Same-unit revenue decreased 3.9% for the three months ended September 30, 2012 versus the comparable period in 2011. Revenue from existing, mature clients was down approximately 4.3% while revenue from new clients, net of client terminations, increased by approximately 0.4%. The decline in revenue from existing clients can be attributed to factors including decreases in pricing and reimbursement rates resulting in a decrease in the average revenue per procedure. The increase in revenue from new clients, net of client terminations, is due to sales volume from new clients exceeding revenue lost from client terminations. Client terminations are attributable to many factors, including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations and increased competitive pressures.

The largest components of operating expenses for MMP are personnel costs, professional service fees for off-shore and electronic claims processing, occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services). These expenses represented 86.1% and 85.5% of total operating expenses for the three months ended September 30, 2012 and 2011, respectively. Due to a reduction in headcount, personnel costs decreased $0.2 million for the three months ended September 30,

2012, but increased as a percentage of revenue to 54.5% from 53.0% for the comparable period in 2011. The reduction in headcount and related personnel costs in billing operations is due to the expanded utilization of off-shore processing, utilization of new technologies, as well as a response to the decline in revenue. Professional services increased by $0.5 million for the three months ended September 30, 2012 and increased as a percentage of revenue to 8.1% from 6.4% for the comparable period last year due to the increase in off-shore processing. Facilities costs decreased $0.3 million for the three months ended September 30, 2012 compared to the same period last year, and decreased as a percentage of revenue to 6.1% compared to 6.6% for the comparable period in 2011. This decrease was due to the consolidation of certain offices. Office expenses decreased $0.2 million for the three months ended September 30, 2012 and decreased as a percentage of revenue to 7.4% from 7.5% for the comparable period in 2011.

The decrease in gross margin is the result of continued pricing and reimbursement pressure as described above.

National Practices

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$8,103	$7,315	$788	10.8%

Operating expenses	6,844	6,317	527	8.3%

Gross margin	$1,259	$998	$261	26.2%

Gross margin percent	15.5%	13.6%

The increase in revenue was primarily attributable to CBIZ’s mergers and acquisitions business recording success fees of $0.6 million for the three months ended September 30, 2012, compared to success fees of $0.1 million for the same period in 2011. The remaining increase in revenue was attributable to increases in the Company’s healthcare consulting business and in services provided under a contractual relationship with CBIZ’s largest client, Edward Jones, which resulted in increases of $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2012 compared to the same period in 2011.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 92.7% and 94.6% of total operating expenses for the three months ended September 30, 2012 and 2011, respectively. Personnel costs for the three months ended September 30, 2012 increased by $0.4 million compared to the same period a year ago, but decreased as a percentage of revenue to 75.5% for the three months ended September 30, 2012 from 78.8% for the same period in 2011. The increase in personnel costs is primarily due to an increase in incentive compensation in the mergers and acquisitions business due to an increase in success fees earned during the three months ended September 30, 2012 compared to the same period last year. Occupancy costs and travel and related costs were flat for the three months ended September 30, 2012 and 2011.

The increase in gross margin is primarily the result of the increase in revenues from the success fees realized during the three months ended September 30, 2012 compared to the same period in 2011.

Nine Months Ended September 30, 2012 and 2011

Revenue – The following table summarizes total revenue for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages).

	Nine Months Ended September 30,
	2012	% of Total	2011	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$319,201	53.8%	$311,716	54.6%	$7,485	2.4%
Employee Services	128,977	21.8%	129,491	22.7%	(514)	(0.4)%
MMP	101,630	17.1%	106,417	18.6%	(4,787)	(4.5)%
National Practices	22,697	3.8%	23,258	4.1%	(561)	(2.4)%

Total same-unit revenue	572,505	96.5%	570,882	100.0%	1,623	0.3%
Acquired businesses	20,728	3.5%	—	—	20,728

Total revenue	$593,233	100.0%	$570,882	100.0%	$22,351	3.9%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased to $513.8 million for the nine months ended September 30, 2012 from $484.5 million for the comparable period of 2011, and increased as a percentage of revenue to 86.6% for the nine months ended September 30, 2012 from 84.9% for the comparable period of 2011. Excluding the impact of the gains and losses from the Company’s deferred compensation plan, operating expenses would be $510.5 million and $486.9 million, or 86.1% and 85.3% of revenue, for the nine months ended September 30, 2012 and 2011, respectively. The primary components of operating expenses for the nine months ended September 30, 2012 and 2011 are included in the following table:

	Nine Months Ended September 30,
	2012		2011
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	74.5%	64.5%	74.7%	63.4%	1.1%
Occupancy costs	6.6%	5.7%	6.8%	5.8%	(0.1)%
Depreciation and amortization	3.0%	2.6%	3.1%	2.6%	—
Travel and related costs	3.2%	2.8%	3.1%	2.6%	0.2%
Other (1)	12.1%	10.4%	12.7%	10.9%	(0.5)%

Subtotal	99.4%	86.0%	100.4%	85.3%	0.7%
Deferred compensation costs	0.6%	0.6%	(0.4)%	(0.4)%	1.0%

Total operating expenses	100.0%	86.6%	100.0%	84.9%	1.7%

Gross margin		13.4%		15.1%	(1.7)%

(1)	Includes office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The increase in operating expenses as a percentage of revenue that was attributable to personnel costs was a result of increased staffing in certain locations, an increase in incentive compensation at those locations that exceeded profitability targets and a corresponding increase in benefit costs. The increase in deferred compensation costs as a percentage of revenue was due to gains in the value of the assets held in relation to CBIZ’s deferred compensation plan, which resulted in an unfavorable impact to gross margin of $3.3 million for the nine months ended September 30, 2012, compared to losses resulting in a favorable impact to gross margin of $2.4 million for the comparable period in 2011. Occupancy costs and depreciation and amortization costs increased approximately $0.5 million and $0.8 million for the nine months ended September 30, 2012 compared to the same period in 2011, but were relatively flat as a percentage of revenue as a result of the increase in revenue. The increase in travel and related costs as a percentage of revenue was primarily due to increased client development efforts. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses – Corporate G&A expenses increased by $1.4 million to $25.8 million for the nine months ended September 30, 2012 from $24.4 million for the comparable period of 2011, and increased as a percentage of revenue to 4.4% for the nine months ended September 30, 2012 from 4.2% for the comparable period of 2011. Excluding the impact of the gains and losses from the Company’s deferred compensation plan, G&A expenses would be $25.3 million and $24.7 million, or 4.3% and 4.3% of revenue, for the nine months ended September 30, 2012 and 2011, respectively. The primary components of G&A expenses for the nine months ended September 30, 2012 and 2011 are included in the following table:

	Nine Months Ended September 30,
	2012		2011
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	51.6%	2.2%	57.7%	2.5%	(0.3)%
Professional services	18.3%	0.8%	13.7%	0.6%	0.2%
Computer costs	5.5%	0.2%	5.5%	0.2%	—
Travel and related costs	3.8%	0.2%	3.8%	0.2%	—
Depreciation and amortization	1.0%	—	1.1%	—	—
Other (1)	17.9%	0.9%	19.3%	0.8%	0.1%

Subtotal	98.1%	4.3%	101.1%	4.3%	—
Deferred compensation costs	1.9%	0.1%	(1.1)%	(0.1)%	0.2%

Total G&A expenses	100.0%	4.4%	100.0%	4.2%	0.2%

(1)	Includes office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The increase in G&A expenses as a percentage of revenue was due to an increase in professional services primarily related to an increase in legal expenses during the nine months ended September 30, 2012 compared to the same period last year. The increase in legal expenses was due to an increase in legal activity related to the claims against CBIZ as described in Note 6 of the accompanying consolidated financial statements. The increase in deferred compensation costs was due to gains in the value of the assets held in relation to CBIZ’s deferred compensation plan of $0.5 million for the nine months ended September 30, 2012 compared to a loss of $0.3 million for the comparable period in 2011. Partially offsetting these increases was a decrease in personnel costs. The decrease in G&A expenses as a percentage of revenue attributable to personnel costs is primarily due to a reduction in incentive related compensation.

Interest expense – Interest expense decreased by $1.2 million to $12.2 million for the nine months ended September 30, 2012 from $13.4 million for the comparable period in 2011. This decrease is primarily the result of the Company repurchasing $39.3 million of its 2006 Notes in June 2011. Interest expense related to the credit facility was flat for the nine months ended September 30, 2012 compared to the same year last year. The average outstanding balance was $162.9 million for the nine months ended September 30, 2012 compared to an average outstanding balance of $139.2 million for the nine months ended September 30, 2011. The weighted average interest rate on the credit facility was 3.2% and 3.3% for the nine months ended September 30, 2012 and 2011, respectively. See Note 5 of the accompanying consolidated financial statements for further discussion of CBIZ’s debt arrangements.

Gain on sale of operations, net – The gain on sale of operations, net was $2.7 million and $2.8 million for the nine months ended September 30, 2012 and 2011, respectively, and is primarily due to the sale of the Company’s individual wealth management business in the first quarter of 2011. A gain of $2.3 million was recorded in the first quarter of 2011, and the gain of $2.5 million recorded in the first nine months of 2012 was the result of the completion of certain contingent provisions in the original wealth management sales agreement. The wealth management business was reported in the Employee Services practice group.

Other (expense) income, net – Other (expense) income, net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan, adjustments to contingent liabilities related to previous acquisitions, and other miscellaneous items. For the nine months ended September 30, 2012, gains in the fair value of investments related to the deferred compensation plan were $3.8 million compared to losses of $2.7 million for the nine months ended September 30, 2011. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increases or decreases to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income. In addition, for the nine months ended September 30, 2012 and 2011, CBIZ recorded adjustments to its contingent liability related to prior acquisitions which resulted in other income of $0.3 million and $1.2 million, respectively. Also, during the nine months ended September 30, 2011, CBIZ established a reserve of $0.4 million on a note receivable.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $19.4 million and $20.3 million for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rate for the nine months ended September 30, 2012 was 39.4%, compared to an effective tax rate of 40.5% for the same period in 2011. The decrease in the effective tax rate primarily relates to the release of a valuation allowance on a state income tax credit carryforward during the nine months ended September 30, 2012.

Earnings per share and cash earnings per share – Earnings per share from continuing operations were $0.61 and $0.60 per diluted share for the nine months ended September 30, 2012 and 2011, respectively, and cash earnings per share were $1.05 and $1.02 per diluted share for the nine months ended September 30, 2012 and 2011, respectively. The Company believes cash earnings and cash earnings per diluted share, which are non-GAAP measures, more clearly illustrate the impact of certain non-cash charges and credits to income from continuing operations and are useful measures for the Company, its investors and its analysts. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Cash earnings and cash earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to cash earnings from operations and diluted earnings per share from continuing operations to cash earnings per diluted share for the nine months ended September 30, 2012 and 2011.

CASH EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Cash Earnings from Continuing Operations

	Nine Months Ended September 30,
	2012	Per Share	2011	Per Share
	(In thousands, except per share data)
Income from continuing operations	$29,874	$0.61	$29,795	$0.60

Selected non-cash charges:
Depreciation and amortization	15,910	0.32	15,102	0.30
Non-cash interest on convertible note	1,954	0.04	2,565	0.05
Stock-based compensation	4,377	0.09	4,433	0.09
Adjustments to contingent earnouts	(303)	(0.01)	(1,152)	(0.02)

Non-cash charges	$21,938	$0.44	$20,948	$0.42

Cash earnings – continuing operations	$51,812	$1.05	$50,743	$1.02

Operating Practice Groups

CBIZ delivers its services through four practice groups: Financial Services, Employee Services, MMP and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$319,201	$311,716	$7,485	2.4%
Acquired businesses	10,275	—	10,275

Total revenue	$329,476	$311,716	$17,760	5.7%

Operating expenses	273,624	256,013	17,611	6.9%

Gross margin	$55,852	$55,703	$149	0.3%

Gross margin percent	17.0%	17.9%

The increase in same-unit revenue was primarily the result of stronger performance in the units that provide certain national services, offset by same-unit revenue for the accounting units for the nine months ended September 30, 2012, which was down slightly compared to the same period in 2011. With respect to the accounting units, the decrease in hours of 1.4% offset the increase in effective rates of 1.3% for the nine months ended September 30, 2012 compared to the same period in the prior year. The decline in hours was due to improved engagement efficiencies and a decrease in client demand in several local business units. The improvement in rates for services provided was due to improved engagement efficiencies as well as a modest increase in effective rates realized for services provided. Revenue from acquired businesses was the result of the acquisition of Thompson Dunavant, which occurred on August 1, 2011, and the acquisition of Gresham Smith, which occurred on October 1, 2011.

CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $93.5 million and $88.0 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in ASA fees was the result of acquisitions and same unit improvements from groups performing national services.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs which represented 89.3% and 88.8% of total operating expenses for the first nine months of 2012 and 2011, respectively. Personnel costs increased $15.4 million during the nine months ended September 30, 2012 compared to the same period in 2011, and represented 79.6% and 79.0% of total operating expenses for the nine months ended September 30, 2012 and 2011, respectively. The increase was comprised of an increase in same-unit personnel costs of $8.6 million due to investments in resources at several units, including the addition of teams of professionals to enhance the Company’s state and local tax services and the forensic accounting practice, as well as a team of business development managers located throughout the country. In addition to these investments, headcount at the National Units increased in response to the increase in demand for services. The remaining increase of $6.8 million is associated with the acquisitions of Thompson Dunavant and Gresham Smith. Personnel costs represented 66.1% and 64.9% of revenue for the nine months ended September 30, 2012 and 2011, respectively. Occupancy costs are relatively fixed in nature and were $18.2 million for the nine months ended September 30, 2012 compared to $17.6 million for the same period in 2011. The increase in occupancy costs was due to the acquisitions mentioned above. Travel and related costs were $8.5 million for the nine months ended September 30, 2012 compared to $7.5 million for the same period in 2011. The increase in travel and related costs was due to increased client development, professional staff training efforts and the impact of acquisitions.

Gross margin percentage decreased 0.9% and was 17.0% for the nine months ended September 30, 2012 compared to 17.9% for the same period in 2011 due mostly to increased personnel costs and, to a lesser extent, an increase in other operating costs as discussed above.

Employee Services

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$128,977	$129,491	$(514)	(0.4)%
Acquired businesses	10,453	—	10,453

Total revenue	$139,430	$129,491	$9,939	7.7%

Operating expenses	116,560	108,513	8,047	7.4%

Gross margin	$22,870	$20,978	$1,892	9.0%

Gross margin percent	16.4%	16.2%

The decrease in same-unit revenue was primarily attributable to declines in the Company’s employee benefits and life insurance businesses, offset by an increase in the payroll services, human capital advisory and property and casualty businesses. The decrease in employee benefits revenue of $2.0 million is primarily due to continued competitive pressures and client plan design changes. The decrease in life insurance revenue of $1.3 million is due to lower client demand for life insurance plans. Partially offsetting these decreases was an increase in the Company’s payroll services business of $1.1 million due to higher pricing trends for payroll and related services, an increase in the Company’s human capital advisory revenue of $0.7 million due to an increase in demand for executive recruiting services, and an increase in property and casualty brokerage revenue of $0.9 million due to pricing increases and an increase in volume-based carrier bonus payments.

The growth in revenue from acquisitions was provided by: Multiple Benefits Services, an employee benefits business located in Atlanta, Georgia that was acquired in the third quarter of 2011; PSA Insurance, a retirement advisory business located in Baltimore, Maryland that was acquired in the fourth quarter of 2011; Advantage Benefit Planning, an employee benefits business located in Pleasantville, New Jersey that was acquired in the fourth quarter of 2011; Meridian, a property and casualty insurance and employee benefits business headquartered in Boca Raton, Florida with an office in Atlanta, Georgia that was acquired in the first quarter of 2012; Strategic Employee Benefit Services, an employee benefits client list in the Chicago, Illinois market that was acquired in the first quarter of 2012; PCI, an employee benefits business located in Cranston, Rhode Island that was acquired in the second quarter of 2012; Stoltz, a property and casualty insurance and employee benefits business headquartered in Midland, Texas that was acquired in the third quarter of 2012; and Trinity, a property and casualty insurance business located in Atlanta, Georgia that was acquired in the third quarter of 2012.

The largest components of operating expenses for the Employee Services group are personnel costs, which include commissions paid to third party brokers, and occupancy costs, representing 82.9% and 83.1% of total operating expenses for the nine months ended September 30, 2012 and 2011, respectively. Personnel costs increased approximately $6.4 million, primarily as a result of the acquired businesses. Personnel costs represented 63.6% and 64.0% of revenue for the nine months ended September 30, 2012 and 2011, respectively. Occupancy costs are relatively fixed in nature and were $7.9 million and $7.3 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in occupancy costs was primarily due to business acquisitions.

The increase in gross margin percent was primarily attributable to the increases in payroll and human capital advisory revenue, which are businesses with a more fixed cost structure, and therefore increases in revenue have a greater impact on gross margin.

MMP

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$101,630	$106,417	$(4,787)	(4.5)%

Operating expenses	91,289	93,903	(2,614)	(2.8)%

Gross margin	$10,341	$12,514	$(2,173)	(17.4)%

Gross margin percent	10.2%	11.8%

Same-unit revenue decreased 4.5% for the nine months ended September 30, 2012 versus the comparable period in 2011. Revenue from existing, mature clients was down approximately 3.6% while revenue from new clients, net of client terminations, decreased approximately 0.9%. The decline in revenue from existing clients can be attributed to factors including decreases in pricing and reimbursement rates resulting in a decrease in the average revenue per procedure. The decline in revenue from client terminations was attributable to many reasons including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations and increased competitive pressures.

The largest components of operating expenses for MMP are personnel costs, professional service fees for off-shore and electronic claims processing, occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services). These expenses represented 86.2% and 86.1% of total operating expenses for the nine months ended September 30, 2012 and 2011, respectively. Due to a reduction in headcount, personnel costs decreased $2.0 million for the nine months ended September 30, 2012, but increased slightly as a percentage of revenue to 56.1% from 55.5% for the comparable period in 2011. The reduction in headcount and related personnel costs in billing operations is due to the expanded utilization of off-shore processing, utilization of new technologies, as well as a response to the decline in revenue. Professional services increased by $0.9 million for the nine months ended September 30, 2012 and increased as a percentage of revenue to 7.4% from 6.2% due to the increase in off-shore processing. Office expenses decreased $0.4 million for the nine months ended September 30, 2012, but remained 7.6% of revenue for both periods. Facilities costs decreased $0.7 million for the first nine months of 2012, and decreased slightly as a percentage of revenue to 6.4% versus 6.7% in the comparable period in 2011 due to the consolidation of certain offices.

The decrease in gross margin is the result of the continued pricing and reimbursement pressure as described above.

National Practices

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$22,697	$23,258	$(561)	(2.4)%

Operating expenses	20,225	19,768	457	2.3%

Gross margin	$2,472	$3,490	$(1,018)	(29.2)%

Gross margin percent	10.9%	15.0%

The decrease in same-unit revenue was attributable to CBIZ’s mergers and acquisitions business completing three transactions for its clients and recording success fees of $1.7 million during the nine months ended September 30, 2011, compared to closing one transaction during the nine months ended

September 30, 2012 and recording success fees of $0.6 million in 2012. This decrease was partially offset by slight increases in services provided under a contractual relationship with CBIZ’s largest client, Edward Jones, and in services provided in the Company’s healthcare consulting business.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 93.9% and 95.2% of total operating expenses for the nine months ended September 30, 2012 and 2011, respectively. Personnel costs for the nine months ended September 30, 2012 increased by $0.2 million compared to the same period a year ago, and increased as a percentage of revenue to 80.9% for the nine months ended September 30, 2012 from 78.2% for the same period last year. The increase in personnel costs was primarily due to annual merit increases to existing employees supporting the Edward Jones business. Occupancy costs and travel and related costs were flat for the nine months ended September 30, 2012 and 2011.

The decrease in gross margin is primarily the result of a decrease in success fee revenue related to the Company’s mergers and acquisition business, combined with an increase in operating expenses related to an increase in personnel costs for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Financial Condition

Total assets were $831.5 million at September 30, 2012, an increase of $19.1 million versus December 31, 2011. Current assets of $293.8 million exceeded current liabilities of $204.7 million by $89.1 million at September 30, 2012.

Cash and cash equivalents decreased by $1.2 million to $0.5 million at September 30, 2012 from December 31, 2011. Restricted cash was $20.7 million at September 30, 2012, an increase of $0.8 million from December 31, 2011. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority regulated business and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net, were $166.6 million at September 30, 2012, an increase of $29.6 million from December 31, 2011, and days sales outstanding (“DSO”) from continuing operations was 84 days, 71 days and 80 days at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $9.9 million and $11.4 million at September 30, 2012 and December 31, 2011, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

Funds held for clients and the corresponding client fund obligations relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to changes in the market values of the underlying investments. The nature of these accounts is further described in Note 1 to the consolidated financial statements included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2011.

Property and equipment, net, decreased by $1.4 million to $20.4 million at September 30, 2012 from $21.8 million at December 31, 2011. The decrease is primarily the result of depreciation and amortization expense of $4.6 million and retirements of fixed assets with a net book value of $0.1 million, partially offset by capital expenditures of $3.3 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $14.0 million at September 30, 2012 from December 31, 2011. This increase for the nine months ended September 30, 2012 is comprised of $25.3 million in additions to intangible assets resulting from acquisitions and contingent purchase price adjustments, partially offset by $11.3 million of amortization expense.

Assets of the deferred compensation plan represent employee participant deferral accounts and are offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $39.4 million and $33.6 million at September 30, 2012 and December 31, 2011, respectively. The increase in assets of the deferred compensation plan of $5.8 million consisted of net participant contributions of $2.0 million and an increase in the fair value of the investments of $3.8 million for the nine months ended September 30, 2012. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accounts payable balances of $39.8 million and $35.0 million at September 30, 2012 and December 31, 2011, respectively, reflect amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $36.9 million and $33.7 million at September 30, 2012 and December 31, 2011, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable – current decreased by $13.2 million to $0.8 million at September 30, 2012 from $14.0 million at December 31, 2011. Notes payable balances and activity are primarily guaranteed purchase price payments related to acquired businesses and contingent proceeds earned by businesses acquired prior to January 1, 2009. During the nine months ended September 30, 2012, payments on guaranteed purchase price and notes attributable to contingent proceeds relating to businesses acquired prior to January 1, 2009 were approximately $14.0 million. These payments were partially offset by additions to notes payable – current of $0.8 million related to guaranteed purchase price resulting from current year acquisitions.

Contingent purchase price liabilities (current and non-current) are comprised of purchase price liabilities that arise from business acquisitions that occurred subsequent to December 31, 2008. Contingent purchase price liabilities (current and non-current) increased by $1.7 million to $27.0 million at September 30, 2012 from $25.3 million at December 31, 2011. The increase in the contingent liability was due to an increase of $6.8 million from current year business acquisitions and $0.1 of net present value adjustments to the liabilities. These increases were partially offset by payments of $4.9 million and adjustments to the fair value of the contingency purchase price liabilities of $0.4 million.

Other liabilities (current and non-current) increased by $2.4 million to $32.0 million at September 30, 2012 from $29.6 million at December 31, 2011. The increase was primarily attributable to the addition of approximately $2.3 million related to future estimated payments on a client list purchased in 2012, an increase of $1.7 million to the self-funded health insurance accrual due to seasonality of claims experience, an increase of $1.4 million in accrued interest payable on the Company’s convertible notes due to timing of payments, an increase of $0.8 million of guaranteed purchase price related to a 2012 business acquisition, and an increase of $0.2 million related to the fair value adjustment on the Company’s swap agreement. These increases were partially offset by recognition of $4.0 million of deferred purchase price on the sale of the Company’s individual wealth management business that was effective January 1, 2011.

Income taxes payable - current was $5.7 million at September 30, 2012 versus income taxes refundable of $3.9 million at December 31, 2011. The income taxes refundable balance at December 31, 2011 occurred as CBIZ made estimated tax payments that exceeded the tax liabilities CBIZ expected to incur with its 2011 income tax filings. Income taxes payable - current at September 30, 2012 primarily represents the provision for current income taxes less estimated tax payments. Income taxes payable – non-current at September 30, 2012 and December 31, 2011 was $4.2 million and $4.4 million, respectively, and represents the accrual for uncertain tax positions.

CBIZ’s 2006 Notes and 2010 Notes are carried at face value less unamortized discount. The $2.0 million increase in the carrying value of the convertible notes at September 30, 2012 compared to December 31, 2011 represents amortization of the discount which is recognized as non-cash interest expense in the consolidated statements of comprehensive income. The convertible notes are further disclosed in Note 5 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility increased $1.0 million to $146.0 million at September 30, 2012 from $145.0 million at December 31, 2011. This increase was primarily attributable to payments of $31.3 million related to acquisitions and earnouts, purchases of $5.0 million of CBIZ’s common stock and $3.1 million of capital expenditures. These increases were partially offset by $37.7 million of funds provided by operations for the nine months ended September 30, 2012.

Stockholders’ equity increased by $29.9 million to $290.1 million at September 30, 2012 from $260.2 million at December 31, 2011. The increase was primarily attributable to net income of $29.9 million, CBIZ’s stock award programs which contributed $3.4 million and the issuance of $2.3 million in common shares related to business acquisitions and contingent payments related to prior acquisitions. These increases were partially offset by share repurchase activity of approximately 1.0 million shares at a cost of $5.7 million, which includes open market share repurchase activity of 0.9 million shares at a cost of $5.0 million and shares repurchased in conjunction with the settlement of restricted stock transactions of 0.1 million shares at a cost of $0.7 million.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility and $130 million in 2010 Notes.

CBIZ maintains a $275 million unsecured credit facility with Bank of America as agent bank for a group of seven participating banks. The credit facility also has a letter of credit sub-facility. On August 30, 2012, the credit facility was amended to modify the leverage ratios so as to provide additional flexibility to support the Company’s strategic acquisition program. At September 30, 2012, CBIZ had $146.0 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $4.4 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $63.5 million at September 30, 2012. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital requirements.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of September 30, 2012. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering securities or debt through public or private markets.

Sources and Uses of Cash

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Total cash provided by (used in):
Operating activities	$37,650	$37,508
Investing activities	(4,508)	(21,212)
Financing activities	(34,301)	(16,487)

Decrease in cash and cash equivalents	$(1,159)	$(191)

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

For the nine months ended September 30, 2012, net cash provided by operating activities was $37.7 million and primarily consisted of net income of $29.9 million and non-cash adjustments to net income of $25.0 million. Partially offsetting these sources of cash were changes in working capital items of $14.8 million and a net gain on the sale of operations and discontinued operations transactions of $2.7 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the discount on convertible notes and deferred financing fees, stock based compensation expense, deferred income tax expense, and adjustments to contingent purchase price liabilities. Net changes in working capital were primarily due to an increase in accounts receivable due to an increase in revenue and DSO at September 30, 2012 compared to December 31, 2011, partially offset by an increase in accounts payable due to the Company’s efforts to manage payables, and income taxes payable resulting from the timing of payments. Cash provided by discontinued operations was $0.3 million.

For the nine months ended September 30, 2011, net cash provided by operating activities was $37.5 million and primarily consisted of net income of $29.2 million and non-cash adjustments to net income of $21.7 million. Partially offsetting these sources of cash were changes in working capital items of $10.5 million and a net gain on the sale of operations and discontinued operations transactions of $2.2 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the discount on convertible notes and deferred financing fees, stock based compensation expense, deferred income tax expense, and adjustments to contingent purchase price liabilities. Net changes in working capital were primarily due to an increase in accounts receivable as a result of an increase in revenues and an increase in DSO from 72 days at December 31, 2010 to 80 days at September 30, 2011, partially offset by an increase in income taxes payable resulting from the timing of payments. Cash used by discontinued operations was $0.6 million.

Investing Activities

CBIZ’s investing activities typically consist of payments for business acquisitions and client lists, contingent payments associated with business acquired prior to 2009, purchases of capital equipment, net activity related to funds held for clients, and proceeds received from sales of divestitures and discontinued operations. Capital expenditures consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.

Net cash flows used by investing activities were $4.5 million and $21.2 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Cash used by investing activities during the nine months ended September 30, 2012 primarily consisted of $26.7 million of net cash used for acquisitions and contingent payments on prior acquisitions and capital expenditures of $3.1 million. These uses were offset by net activity related to funds held for clients of $23.9 million and proceeds from the sale of divested and discontinued operations of $1.4 million.

Investing uses of cash during the nine months ended September 30, 2011 primarily consisted of $25.7 million of net cash used for business acquisitions and contingent payments on prior acquisitions, and capital expenditures of $3.7 million. These uses of cash were partially offset by net activity related to funds held for clients of $7.4 million and of proceeds from the sale of divested and discontinued operations of $0.8 million.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, repayment of debt instruments, repurchases of CBIZ common stock, and net change in client fund obligations.

Net cash used in financing activities were $34.3 and $16.5 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash used in financing activities during the nine months ended September 30, 2012 primarily consisted of $23.8 million in net activity related to client fund obligations, $5.7 million used to repurchase shares of CBIZ common stock, $4.6 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions, $0.6 million in cash used to pay for debt issuance costs related to the amendment of the credit facility and payment on notes payable of $0.6 million. These uses of cash were partially offset by $1.0 million in net borrowings from the credit facility.

Financing uses of cash during the nine months ended September 30, 2011 primarily included $40.7 million in net proceeds from the credit facility and $0.9 million in proceeds from the exercise of stock options (including tax benefits). These sources of cash were offset by uses of cash which included $39.3 million used to repay the 2006 Notes, $8.0 million used to repurchase shares of CBIZ common stock, net change of $9.8 million in client fund obligations as a result of timing of cash received and payments made, $0.6 million in cash used to pay for debt issuance costs related to the amendment of the credit facility, $0.3 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions, and payment on notes payable of $0.2 million.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations at September 30, 2012 for the next five years and thereafter is set forth below (in thousands):

	Total	2012 (1)	2013	2014	2015	2016	Thereafter
Convertible notes (2)	$130,750	$—	$—	$—	$130,000	$750	$—
Interest on convertible notes	22,279	3,181	6,362	6,362	6,362	12	—
Credit facility (3)	146,000	—	—	—	146,000	—	—
Income taxes payable (4)	5,689	5,689	—	—	—	—	—
Notes payable	2,445	848	1,222	375	—	—	—
Contingent purchase price liabilities(5)	26,954	8,620	7,773	5,516	4,789	129	127
Restructuring lease obligations (6)	6,653	527	1,592	1,201	1,239	1,135	959
Non-cancelable operating lease obligations (6)	151,732	9,213	32,953	26,476	22,691	20,369	40,030
Letters of credit in lieu of cash security deposits	2,516	—	45	250	—	834	1,387
Performance guarantees for non-consolidated affiliates	1,934	—	1,934	—	—	—	—
License bonds and other letters of credit	2,936	235	2,138	530	15	18	—

Total	$499,888	$28,313	$54,019	$40,710	$311,096	$23,247	$42,503

(1)	Represents contractual obligations from October 1, 2012 to December 31, 2012.
(2)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of the convertible notes on June 1, 2016 and can be redeemed by the Company at anytime.
(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.
(4)	Does not reflect $3.7 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.
(5)	Represents contingent earnout liability that is expected to be paid over the next six years to businesses CBIZ acquired on or after January 1, 2009.
(6)	Excludes cash expected to be received under subleases.

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

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.9 million and $5.2 million at September 30, 2012 and December 31, 2011, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.5 million at September 30, 2012 and December 31, 2011. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2012 and December 31, 2011 totaled $2.9 million and $1.6 million, respectively.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2012, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.

Interest Rate Risk Management

CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At September 30, 2012 and 2011, CBIZ had an interest rate swap with a $40.0 million notional amount, of which $25 million will expire in June 2014 and the remaining $15 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

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

Valuation of Goodwill

Goodwill impairment testing between annual testing dates may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2011. There was no goodwill impairment during the year ended December 31, 2011 or during the nine months ended September 30, 2012.

CBIZ reviewed the significant assumptions that it used in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions and other qualitative factors that impact various economic indicators that are utilized in assessing fair value. Based on these analyses and the lack of any other evidence or significant event, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the nine months ended September 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at September 30, 2012 was $146.0 million. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2012, interest expense would increase or decrease approximately $1.1 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At September 30, 2012, CBIZ had an interest rate swap with a $40.0 million notional amount, of which $25 million will expire in June 2014 and the remaining $15 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

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

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

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

In June 2011, the Facciola court, in which the plaintiffs were seeking to certify a class of all Mortgages Ltd. investors, granted the motions to dismiss filed by the CBIZ Parties and Mayer Hoffman. After that dismissal order, the plaintiffs’ moved the court to amend their complaint in an attempt to state a claim against the CBIZ Parties and Mayer Hoffman. In November 2011, the Facciola court denied the plaintiffs’ request to amend the complaint as to the CBIZ Parties and Mayer Hoffman. In June 2012, the remaining defendants in the Facciola case reached a class action settlement, which the court approved in October 2012. Eighteen class members, however, opted out of the settlement before it was finalized and, in September 2012, filed a new case against all of the defendants in the Facciola case, including the CBIZ Parties (Rader et al. v. Greenberg Traurig, LLC., et al.). The case was filed in superior court for Maricopa County.

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

In January 2012, the CBIZ Parties were added as defendants to a lawsuit filed in the Superior Court of California for Orange County, (Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). This lawsuit arises out of a review of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009 Medical Capital was sued by the SEC and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are financial advisors that sold Medical Capital investments to their clients. Those plaintiffs were sued by their clients for losses related to Medical Capital and now seek to recover damages from the CBIZ Parties and Mayer Hoffman for the losses and expenses they incurred in litigation with their respective clients and lost profits. The Signature lawsuit seeks to impose auditor-type liabilities upon the CBIZ Parties for attest services they did not conduct. Specific claims include fraud, intentional misrepresentation and concealment; negligent misrepresentation; equitable indemnity; declaratory relief and respondeat superior.

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

On July 1, 2012, in connection with the acquisition of Stoltz and Company, LTD, L.L.P., CBIZ paid cash and issued 131,639 shares of common stock to acquire substantially all of the assets of the company. On September 1, 2012, in connection with the acquisition of Trinity Risk Advisors, Inc., CBIZ paid cash and issued 27,293 shares of common stock to acquire substantially all of the assets of the company. In addition, during the third quarter of 2012, approximately 51,000 shares of CBIZ common stock were issued as contingent consideration owed to former owners of businesses that were acquired by CBIZ prior to 2012. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The persons to whom the shares were issued had access to full information about distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from registration under the Securities Act. See Note 12 of the accompanying consolidated financial statements for more information regarding acquisitions.

(c)	Issuer purchases of equity securities

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan, which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 22, 2012, CBIZ’s Board of Directors authorized a Share Repurchase Plan which authorized the purchase of up to 5.0 million shares of CBIZ common stock. The Share Repurchase Plan is effective beginning April 1, 2012 and expires one year from the effective date. The Share Repurchase Plan does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. In addition, pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest shareholder, Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder

Michael G. DeGroote, CBIZ purchased an option for $5.0 million, which expires on September 30, 2013, to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury.

Shares repurchased during the three months ended September 30, 2012 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Third Quarter Purchases (1)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 – July 31, 2012	224	$5.26	224	4,242
August 1 – August 31, 2012	16	$5.28	16	4,226
September 1 – September 30, 2012	—	—	—	4,226

Total third quarter purchases	240	$5.26	240

(1)	CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
(2)	Average price paid per share includes fees and commissions.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1 *	Third Amendment to Credit Agreement, dated as of August 30, 2012, by and among CBIZ, Inc., the Guarantors (as defined in the Credit Agreement), the several financial institutions from time to time party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, filed with the SEC on September 4, 2012, and incorporated herein by reference.

31.1 **	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 **	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101****	The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to the Consolidated Financial Statements.

*	Indicates document incorporated by reference.
**	Indicates documents filed herewith.
***	Indicates document furnished herewith.
****	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date: November 9, 2012	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and
Principal Financial Officer