Form 10-K
period 2012-12-31
CBIZ, Inc.
filed 2013-03-15
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $296.8 million as of June 30, 2012.

The number of outstanding shares of the registrant’s common stock is 50,545,684 as of February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III	Portions of the Registrant’s Definitive Proxy Statement relative to the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchanges Commission no later than 120 days after the end of the Registrant’s fiscal year.

CBIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”). All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, the Company may also provide oral or written forward-looking statements in other materials the Company releases to the public. Any or all of the Company’s forward-looking statements in this Annual Report on Form 10-K and in any other public statements that the Company makes, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Many factors mentioned in “Item 1A. Risk Factors” will be important in determining future results. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to: CBIZ’s ability to adequately manage its growth; CBIZ’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; changes in governmental regulation and tax laws affecting its operations; reversal or decline in the current trend of outsourcing business services; revenue seasonality or fluctuations in and collectability of receivables; liability for errors and omissions of the Company’s businesses; regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry); and reliance on information processing systems and availability of software licenses. Consequently, no forward-looking statement can be guaranteed. The Company’s actual future results may vary materially, and CBIZ undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in the quarterly, periodic and annual reports the Company files with the SEC. Also note that the Company provides cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its businesses as discussed in Item 1. These are factors that the Company thinks could cause its actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect operating or financial performance.

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

CBIZ has been operating as a professional services business since 1996, and built its professional services business through acquiring accounting and financial service providers, benefits and employee services firms, valuation, medical billing and other service firms throughout the United States. CBIZ is listed on the New York Stock Exchange (“NYSE”) under the symbol “CBZ”.

Business Strategy

CBIZ strives to maximize shareholder value and believes this is accomplished through growth in revenue and earnings per share, as well as the strategic allocation and deployment of free cash-flow and capital resources.

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

•

Cross-serving provides CBIZ with the opportunity to deliver multiple services to existing clients and thus contributes to revenue growth through the expansion of business to such clients. Cross-serving opportunities are identified by the Company’s employees as they provide services to their existing clients. Being a trusted advisor to its clients provides CBIZ with the opportunity to identify the clients’ needs, while the diverse and integrated services offered by CBIZ allow the Company to provide solutions to satisfy these needs.

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

Financial Services	Employee Services	MMP	National Practices

• Accounting • Tax • Financial Advisory • Valuation • Litigation Support • Government Health Care Consulting • Risk Advisory Services • Real Estate Advisory	• Employee Benefits • Property & Casualty • Retirement Plan Services • Payroll Services • Life Insurance • Human Capital Services • Compensation Consulting • Recruiting • Actuarial Services	• Coding and Billing • Accounts Receivable Management • Full Practice Management Services	• Managed Networking and Hardware Services • Health Care Consulting • Mergers & Acquisitions

Practice Groups

Revenue by practice group for the years ended December 31, 2012, 2011 and 2010 is provided in the table below (in thousands):

	Year Ended December 31,
	2012		2011		2010
Financial Services	$411,735	53.7%	$391,232	53.3%	$380,130	52.1%
Employee Services(1)	186,217	24.4%	171,205	23.4%	174,097	23.8%
MMP	138,016	18.0%	141,046	19.2%	148,425	20.3%
National Practices	30,126	3.9%	30,322	4.1%	27,749	3.8%

Total CBIZ	$766,094	100.0%	$733,805	100.0%	$730,401	100.0%

(1)	Effective January 1, 2011, CBIZ sold its individual wealth management business. During the year ended December 31, 2010, revenue from the individual wealth management business that was reported in the Employee Services practice group was $6.6 million.

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

Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and administrative service agreements (“ASAs”) with independent licensed Certified Public Accounting (“CPA”) firms under which audit and attest services may be provided to CBIZ’s clients by such CPA firms. These firms are owned by licensed CPAs, a vast majority of whom are also employed by CBIZ subsidiaries. Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping and accounting; preparing marketing and promotion materials; providing office space, computer equipment and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and totaled approximately $116.1 million, $109.1 million and $110.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, a majority of which is related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which CBIZ has contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, CBIZ does not hold any financial interest in an SEC-reporting attest client of an associated CPA firm, enter into any business relationship with an SEC-reporting attest client that the CPA firm performing an audit could not maintain, or sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not sell, under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. Applicable professional standards generally permit CBIZ to provide additional services to privately-held companies in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. CBIZ and the CPA firms with which CBIZ is associated have implemented policies and procedures designed to enable the Company to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by CBIZ on its relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the Sarbanes-Oxley Act independence limitations do not, and are not expected to, materially affect CBIZ revenues.

The CPA firms with which CBIZ maintains ASAs may operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. Neither the existence of the ASAs nor the providing of services there under constitutes control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of their respective services. Attest services are not permitted to be performed by any individual or entity that is not licensed to do so. CBIZ is not permitted to perform audits, reviews, compilations, or other attest services, does not contract to perform them and does not provide the associated attest reports. Given this legal prohibition and course of conduct, CBIZ does not believe it is likely that it would bear the risk of litigation losses related to attest services provided by the CPA firms.

At December 31, 2012, CBIZ maintained ASAs with four CPA firms. Most of the members and/or stockholders of the CPA firms are also CBIZ employees, and CBIZ renders services to the CPA firms as an independent contractor. CBIZ’s primary ASA is with Mayer Hoffman McCann, P.C. (“MHM P.C.”), an independent national CPA firm headquartered in Kansas City, Kansas. MHM P.C. has 281 stockholders, a vast majority of whom are also employees of CBIZ. MHM maintains a nine member Board of Directors. There are no board members of MHM P.C. who hold senior officer positions at CBIZ. CBIZ’s association with MHM P.C. offers clients access to the multi-state resources and expertise of a national CPA firm.

Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains ASAs qualify as variable interest entities. See Note 1 of the accompanying consolidated financial statements for further discussion.

Employee Services

CBIZ’s Employee Services group operates under a divisional President who oversees the practice group, along with a senior management team aligned along functional, product, and unit management lines. The Employee Services President reports to CBIZ’s Chief Executive Officer. CBIZ’s Employee Services group is organized along lines of services such as employee benefits consulting and brokerage, property and casualty brokerage, retirement plan advisory services, human capital advisory services, life insurance and other services that serve local and regional clients with national resources.

CBIZ’s Employee Services group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of its performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2012, 2011 and 2010 were less than 2% of consolidated CBIZ revenue for the respective periods.

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

Changes in some managed care plans and federal Medicare and Medicaid physician and practice expense reimbursement rules and rates have, and may continue to, adversely affect revenue in the existing physician and medical billing and collections business. In addition, certain managed care payors may impose precertification and other management programs which could limit or control the use of, and reimbursement for, imaging and diagnostic services. Certain managed care payors may institute “pay for performance” and “quality initiative” programs that could limit or control physician office and facility services and procedures, and replace volume-based payment methods. Since the Company’s physician and medical billing and collections business is typically paid a portion of the revenue collected on behalf of the Company’s clients, any reduction in the volume of services or reimbursement rates for such services or expenses for which the Company’s clients are eligible to be paid may adversely affect the Company’s ability to generate revenue and maintain margins. CBIZ will make its best efforts to take appropriate actions to maintain margins in this business, however there is no assurance that MMP will be able to maintain margins at historic levels.

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

•

Thought leadership:    CBIZ marketing efforts continue to capitalize on the extensive knowledge and expertise of CBIZ associates. This has been accomplished through media visibility, social media, webinars, and the creation of a wide variety of white papers, newsletters, books, and other information offerings.

•

Market segmentation:    The majority of CBIZ marketing resources are devoted to the highly measurable and high return on investment strategies that specifically target those industries and areas where CBIZ has particularly deep experience. These efforts typically involve local, regional or national trade show and event sponsorships, targeted direct mail, email, and telemarketing campaigns, and practice and industry specific micro-sites and newsletters.

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

In 2012, CBIZ launched an initiative to build relationships and reputation through social media. Beginning with comprehensive training and support for LinkedIn and Twitter, CBIZ’s social media efforts have expanded to include programs on Facebook, Google+, YouTube and social sharing sites such as Slideshare and Pinterest.

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

CBIZ’s clients come from a large variety of industries and markets, including many government agencies, with the Company targeting mid-sized companies that have between 100 and 2,000 employees and annual revenues between $5 million and $200 million. CBIZ’s largest client, Edward Jones, comprises less than 3% of CBIZ’s consolidated revenue in 2012 and is included in the National Practices operating practice group. Management believes that its client diversity helps insulate CBIZ from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for services provided by CBIZ. See Note 22 of the accompanying consolidated financial statements for information regarding revenue attributable to the geographic areas where CBIZ operates.

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

Acquisitions and Divestitures

CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that expand its market position and strengthen its existing service offerings. During the year ended December 31, 2012, CBIZ acquired nine businesses:

•

Meridian Insurance Group, LLC (“Meridian”), with offices in Boca Raton, Florida and Atlanta, Georgia, is an insurance brokerage firm specializing in multiple insurance products and services including property and casualty, bonding, personal lines and employee benefits. Annualized revenues are estimated to be approximately $4.4 million.

•

Primarily Care, Inc. (“PCI”), located in Cranston, Rhode Island, is an employee benefits brokerage firm that offers long-term healthcare cost reduction strategies through a unique system comprised of technology, innovative plan design, educational tools and tangible financial health incentives. Annualized revenues are estimated to be approximately $1.8 million.

•

Stoltz and Company, LTD., L.L.P (“Stoltz”), with offices in Midland, San Antonio and Amarillo, Texas, is an insurance brokerage firm offering multiple insurance products and services including property and casualty, personal lines and employee benefits with specialization in oil and gas related risk management. Annualized revenues are estimated to be approximately $3.2 million.

•

Trinity Risk Advisors, Inc. (“Trinity”), located in Atlanta, Georgia, is a specialty property and casualty brokerage firm focused primarily on products and services for medical malpractice insurance to the healthcare industry and specialized insurance to the transportation industry. Annualized revenues are estimated to be approximately $1.0 million.

•

Strategic Employee Benefit Services — The Pruett Group, Inc. (“SEBS-Pruett”), with offices in Nashville, Chattanooga, Johnson City and Knoxville, Tennessee, is an employee benefit and consulting firm for mid-sized businesses. Annualized revenues are estimated to be approximately $5.2 million.

•

ProMedical, Inc. (“ProMedical”), located in Ocala, Florida, is a full-service provider of medical billing and practice management services for hospital-based anesthesiology practices. Annualized revenues are estimated to be approximately $4.9 million.

•

The employee benefit division of Leavitt Pacific Insurance Brokers, Inc. (“Leavitt”), located in Campbell, California, provides employee benefits, retirement plan services and ancillary business support and services to clients in the San Jose region. Annualized revenues are estimated to be approximately $2.5 million.

•

Diversified Industries, Inc. d/b/a Payroll Control Systems (“PCS”), located in Brooklyn Center, Minnesota, provides payroll, payroll tax, time and labor and human resources solutions to small and mid-sized clients. Annualized revenues are estimated to be approximately $6.0 million.

•

PHBV Partners, L.L.P. (“PHBV”), with offices in Richmond, Virginia; Baltimore, Maryland; Indianapolis, Indiana; Austin, Texas; Cranford, New Jersey; and Raleigh, North Carolina, is a professional consulting and accounting service provider specializing in health care compliance on behalf of federal and state government agencies. Annualized revenues are estimated to be approximately $30.0 million.

The operating results of Meridian, PCI, Stoltz, Trinity, SEBS-Pruett, Leavitt and PCS are reported in the Employee Services practice group, and the operating results of ProMedical and PHBV are reported in the MMP and Financial Services practice groups, respectively.

During the year ended December 31, 2012, CBIZ also purchased an employee benefits and consulting client list which is reported in the Employee Services practice group.

During the years ended December 31, 2012 and 2011, CBIZ recognized gains of $2.5 million and $2.3 million, respectively, from the sale of its individual wealth management business in January 2011. The gains are recorded in “Gain on sale of operations, net” on the consolidated statements of comprehensive income. Revenues associated with this business approximated $6.6 million for the year ended December 31, 2010 and were reported in the Employee Services practice group.

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

CBIZ is subject to certain privacy and information security laws and regulations, including, but not limited to those under the Health Insurance Portability and Accountability Act of 1996, The Financial Modernization Act of 1999 (the Gramm-Leach-Bliley Act), the Health Information Technology for Economic and Clinical Health Act, and other provisions of federal and state laws which may restrict CBIZ’s operations and give rise to expenses related to compliance.

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

Employees

At December 31, 2012, CBIZ employed approximately 5,200 employees. CBIZ believes that it has a good relationship with its employees. A large number of the Company’s employees hold professional licenses or degrees. As a professional services company that differentiates itself from competitors through the quality and diversity of its service offerings, CBIZ believes that its employees are its most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of its employees.

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

Under these ASAs, CBIZ provides a range of services to the CPA firms, including: administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis.

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, we do not hold any financial interest in, nor do we enter into any business relationship with, an SEC-reporting attest client that the CPA firm performing an audit could not maintain; further, we do not sell any non-audit services to an SEC-

reporting attest client that the CPA firm performing an audit could not sell, under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. Applicable professional standards generally permit CBIZ to provide additional services to privately-held companies, in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. CBIZ and the CPA firms with which we are associated have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by CBIZ on its relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the imposition of Sarbanes-Oxley Act independence limitations did not and is not expected to materially affect CBIZ revenues.

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

Through its acquisition activities, CBIZ records liabilities for estimated future contingent earnout payments. These liabilities are reviewed quarterly and changes in assumptions used to determine the amount of the liability could lead to a non-cash adjustment that may have a material impact, favorable or unfavorable, on the consolidated statements of comprehensive income.

Governmental regulations and interpretations are subject to changes which could have a material adverse effect on revenue.

Laws and regulations could result in changes in the amount or the type of business services required by businesses and individuals. We cannot be sure that future laws and regulations will provide the same or similar opportunities for us to provide business consulting and management services to businesses and individuals. State insurance regulators have conducted inquiries to clarify the nature of compensation arrangements within the insurance brokerage industry. Future regulatory actions or laws, including the Affordable Care Act of 2010, may limit or eliminate our ability to enhance revenue through all current compensation arrangements and may result in a diminution of future insurance brokerage revenue from these sources. Accordingly, CBIZ’s ability to continue to operate in some states may depend on our flexibility to modify our operational structure in response to these changes in regulations.

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

Future sales or issuances of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares, and have approximately 50.5 million shares outstanding at February 28, 2013. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for a one-year period, and as of February 28, 2013, approximately 1.0 million shares of common stock were under lock-up contractual restrictions that expire by December 31, 2013. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.

In 2006, the Company issued $100.0 million of 3.125% Convertible Senior Subordinated Notes due 2026 (the “2006 Notes”). During 2010 and 2011, $99.3 million of the 2006 Notes were retired by CBIZ, leaving $0.7 million outstanding as of December 31, 2012. Although the Company cannot at this time determine the number of shares of common stock it will issue upon conversion of the 2006 Notes, if any, the number of shares of common stock will be calculated as defined in the indenture agreements with U.S. Bank National Association as trustee. In addition, in September 2010, CBIZ issued $130.0 million of 4.875% Convertible Senior Subordinated Notes due 2015 (the “2010 Notes”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company cannot at this time determine the number of shares of common stock it will issue upon conversion of these notes, although the number of shares of common stock it will issue, if any, will be calculated as defined in the indenture agreements with U.S. Bank National Association as trustee.

Our principal stockholders may have substantial control over our operations.

At December 31, 2012, the stockholders identified below beneficially owned (within the meaning of Rule 13d-3 of the Exchange Act) the following aggregate amounts and percentages of our common stock:

	Number of Shares (in millions)	% of CBIZ’s Outstanding Common Stock
Westbury (Bermuda) Ltd	7.7	15.3%
FMR LLC	4.9	9.7%
Lombardia Capital Partners LLC	3.8	7.5%
Sarbit Advisory Service, Inc	3.6	7.1%
First Manhattan Company	2.7	5.4%
P2 Capital Partners LLC	2.4	4.8%
Cardinal Capital Management LLC	2.4	4.8%
Vanguard Group Inc	2.3	4.6%
BlackRock Fund Advisors	2.3	4.6%
Dimensional Fund Advisors, Inc	2.1	4.1%
Investment Counselors of Maryland LLC	2.0	4.0%
CBIZ Executive Officers and Directors	5.7	11.3%

The foregoing as a group	41.9	83.2%

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

At December 31, 2012, our debt consisted of $208.9 million in principal amount outstanding under our credit facility and $130.8 million principal amount outstanding under our convertible notes. Our debt requires us to dedicate a significant portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to fund our other liquidity needs.

Terms of our credit facility may adversely affect our ability to run our business and/or reduce stockholder returns.

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

CBIZ acquired nine businesses and one client list during 2012. Targeted acquisitions are part of our growth strategy, and it is our intention to selectively acquire businesses or client lists that are complementary to existing service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. As discussed above, there are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

CBIZ’s corporate headquarters is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. CBIZ and its subsidiaries lease more than 150 offices in 38 states, and one in Toronto, Canada. Some of CBIZ’s properties are subject to liens securing payment of indebtedness of CBIZ and its subsidiaries. CBIZ believes that its current facilities are sufficient for its current needs.

Item 3.    Legal Proceedings.

In 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the U.S. District Court for the District of Arizona and the Superior Court for Maricopa County Arizona. These cases are captioned Robert Facciola, et al v. Greenberg Traurig LLP, et al. ,Victims Recovery, LLC v. Greenberg Traurig LLP, et al. Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al, Mary Marsh, et al v. Greenberg Traurig LLP, et al.; and ML Liquidating Trust v. Mayer Hoffman McCann PC, et al.), respectively. Prior to these suits CBIZ MHM, LLC was named as a defendant in Jeffery C. Stone v. Greenberg Traurig LLP, et al. The Stone case was subsequently voluntarily dismissed by the plaintiff.

These lawsuits arise out of the bankruptcy of Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company are also defendants in these lawsuits.

Mortgages Ltd. had been audited by Mayer Hoffman McCann PC (“Mayer Hoffman”), a CPA firm that has an administrative services agreement with CBIZ. The lawsuits assert claims against Mayer Hoffman for, among others things, violations of the Arizona Securities Act, common law fraud, and negligent misrepresentation, and the lawsuits seek to hold CBIZ vicariously liable for Mayer Hoffman’s conduct as either a statutory control person under the Arizona Securities Act or a joint venturer under Arizona common law. CBIZ is not a CPA firm, does not provide audits, and did not audit any of the entities at issue in these lawsuits, nor is CBIZ a control person of, or a joint venture with, Mayer Hoffman.

In June 2011, the Facciola court, in which the plaintiffs were seeking to certify a class of all Mortgages Ltd. investors, granted the motions to dismiss filed by the CBIZ Parties and Mayer Hoffman. After that dismissal order, the plaintiffs’ moved the court to amend their complaint in an attempt to state a claim against the CBIZ Parties and Mayer Hoffman. In November 2011, the Facciola court denied the plaintiffs’ request to amend the complaint as to the CBIZ Parties and Mayer Hoffman. In June 2012, the remaining defendants in the Facciola case reached a class action settlement, which the court approved in October 2012. Eighteen class members, however, opted out of the settlement before it was finalized and, in September 2012, filed a new case against all of the defendants in the Facciola case, including the CBIZ Parties (Rader et al. v. Greenberg Traurig, LLC., et al.). In December 2012, the Facciola plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit of the dismissal of their case against the CBIZ Parties and Mayer Hoffman.

The CBIZ Parties have filed motions to dismiss in all remaining cases. On March 11, 2013 the court issued a ruling dismissing the securities fraud and aiding and abetting securities fraud claims against the CBIZ Parties and Mayer Hoffman in the Marsh, Victims Recovery and Ashkenazi lawsuits. The court is still considering the CBIZ Parties’ motions to dismiss regarding the remaining claims in these three lawsuits as well as its motions in the Rader and Liquidating Trust lawsuits.

The plaintiffs, except for the ML Liquidating Trust, are all alleged to have directly or indirectly invested in real estate mortgages through Mortgages Ltd. The Victims Recovery, Ashkenazi and Marsh plaintiffs seek monetary damages equivalent to their investments. The ML Liquidating Trust asserts errors and omissions and breach of contract claims, and is seeking monetary damages. The Ashkenazi complaint alleges damages of approximately $92 million; the Victims Recovery complaint alleges damages of approximately $53 million; the Marsh, Facciola, Rader, and ML Liquidating Trust complaints allege damages in excess of approximately $200 million. The plaintiffs in these suits also seek pre- and post-judgment interest, punitive damages and attorneys’ fees.

The CBIZ Parties deny all allegations of wrongdoing made against them in these actions and are vigorously defending the proceedings. In particular, the CBIZ Parties are not control persons under the Arizona Securities Act of, or a joint venture with Mayer Hoffman. The CBIZ Parties do not have in any respects the legal right to control Mayer Hoffman’s audits or any say in how the audits are conducted. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters.

In January 2012, the CBIZ Parties were added as defendants to a lawsuit filed in the Superior Court of California for Orange County, (Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). This lawsuit arises out of a review of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009 Medical Capital was sued by the SEC and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are financial advisors that sold Medical Capital investments to their clients. Those plaintiffs were sued by their clients for losses related to Medical Capital and now seek to recover damages from the CBIZ Parties and Mayer Hoffman of approximately $87 million for the losses and expenses they incurred in litigation with their respective clients and lost profits. The Signature lawsuit seeks to impose auditor-type liabilities upon the CBIZ Parties for attest services they did not conduct. Specific claims include fraud, intentional misrepresentation and concealment; negligent misrepresentation; equitable indemnity; declaratory relief and respondeat superior.

The CBIZ Parties deny all allegations of wrongdoing made against them in the Signature lawsuit and are vigorously defending the proceeding. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters.

The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any.

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

	2012		2011
	High	Low	High	Low
First quarter	$6.79	$5.82	$7.30	$6.17
Second quarter	$6.63	$5.41	$7.75	$6.92
Third quarter	$6.31	$5.07	$7.73	$6.11
Fourth quarter	$6.22	$5.19	$7.07	$5.27

On December 31, 2012, the last reported sale price of CBIZ’s common stock as reported on the NYSE was $5.91 per share. As of February 28, 2013, CBIZ had approximately 1,900 holders of record of its common stock, and the last sale of CBIZ’s common stock as of that date was $6.36.

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

During the fourth quarter of 2012, CBIZ issued 434,220 shares of its common stock as payment for business acquisitions that occurred during the fourth quarter of 2012 as well as for payment of contingent consideration for acquisitions that occurred prior to 2012. Also, on December 31, 2012, 41,314 shares of CBIZ common stock became issuable as contingent consideration owed to former owners of businesses that were acquired by CBIZ.

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

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 6, 2013, February 22, 2012 and February 10, 2011, CBIZ’s Board of Directors authorized Share Repurchase Plans, each of which authorized the purchase of up to 5.0 million shares of CBIZ common stock. Each Share Repurchase Plan is effective beginning April 1 of the respective plan year, and each expires one year from the respective effective date. The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

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

During the year ended December 31, 2012, CBIZ repurchased 1.0 million shares under the share repurchase programs at an aggregate cost (including fees and commissions) of $5.7 million. There were no shares repurchased during the fourth quarter of 2012. At December 31, 2012, there were approximately 4.2 million shares that may yet be purchased under repurchase plans approved by CBIZ’s Board of Directors.

Performance Graph

The graph below compares the cumulative 5-year total return of holders of CBIZ, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index and a customized peer group of six companies that includes: Brown & Brown Inc., H & R Block Inc., National Financial Partners Corp., Paychex Inc., Resources Connection Inc. and Towers Watson & Company. The graph tracks the performance of a $100 investment in our common stock, in each index and in the peer group (with the reinvestment of all dividends) from 12/31/2007 to 12/31/2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CBIZ, Inc., the S&P 500 Index, the Russell 2000 Index, and a Peer Group

*$100	invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2013 Russell Investment Group. All rights reserved.

	12/2007	12/2008	12/2009	12/2010	12/2011	12/2012
CBIZ, Inc.	$100.00	$88.18	$78.49	$ 63.61	$ 62.28	$ 60.24
S&P 500	$100.00	$63.00	$79.67	$ 91.67	$ 93.61	$108.59
Russell 2000	$100.00	$66.21	$84.20	$106.82	$102.36	$119.09
Peer Group	$100.00	$86.47	$95.37	$ 89.09	$ 95.66	$105.99

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

	Year Ended December 31,
	2012	2011(1)	2010(1)	2009(1)	2008(1)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$766,094	$733,805	$730,401	$736,787	$682,459
Operating expenses	680,195	644,269	644,335	648,409	584,403

Gross margin	85,899	89,536	86,066	88,378	98,056
Corporate general and administrative expenses	30,422	31,583	29,584	30,722	28,691

Operating income	55,477	57,953	56,482	57,656	69,365
Other income (expense):
Interest expense	(16,262)	(17,355)	(15,308)	(13,392)	(10,786)
Gain on sale of operations, net	2,766	2,920	466	989	745
Other income (expense), net(2)	8,422	3,449	3,532	6,622	(7,618)

Total other (expense) income	(5,074)	(10,986)	(11,310)	(5,781)	(17,659)
Income from continuing operations before income tax expense	50,403	46,967	45,172	51,875	51,706
Income tax expense	19,328	18,383	17,017	19,823	19,768

Income from continuing operations	31,075	28,584	28,155	32,052	31,938
Loss from operations of discontinued operations, net of tax	(19)	(591)	(2,668)	(866)	(1,266)
Gain (loss) on disposal of discontinued operations, net of tax	90	14	(973)	210	(268)

Net income	$31,146	$28,007	$24,514	$31,396	$30,404

Basic weighted average common shares	49,002	49,328	57,692	61,200	61,839
Diluted weighted average common shares	49,252	49,599	58,193	61,859	62,572
Diluted earnings per share:
Continuing operations	$0.63	$0.58	$0.48	$0.52	$0.51
Net income	$0.63	$0.56	$0.42	$0.51	$0.49
Other Data:
Total assets	$970,156	$812,357	$756,299	$713,098	$699,868
Long-term debt(3)	$332,538	$265,527	$235,663	$203,848	$215,040
Total liabilities	$674,924	$552,199	$526,627	$442,480	$456,993
Total stockholders’ equity	$295,232	$260,158	$229,672	$270,618	$241,599
Adjusted EBITDA(4)	$85,294	$81,747	$82,342	$84,774	$75,863

(1)	Amounts for 2011, 2010, 2009 and 2008 have been reclassified to conform to the current year presentation.

(2)	Other income (expense), net includes gains or losses attributable to assets held in the Company’s deferred compensation plan which totaled a gain (loss) of $4.3 million, ($0.4) million, $3.7 million, $5.5 million, and ($7.6) million for 2012, 2011, 2010, 2009 and 2008, respectively. These gains or losses do not impact “income from continuing operations” as they are directly offset by compensation to the Plan participants. During 2012, 2011 and 2010, CBIZ recorded other income of $1.0 million, $3.5 million and $1.5 million, respectively, related to decreases in the fair value of contingent consideration related to CBIZ’s prior acquisitions. Included in 2012 are proceeds of $1.9 million related to a legal settlement. During 2010, CBIZ recorded a $2.0 million loss in other income (expense), net from the early retirement of $60 million face value of its convertible senior subordinated notes that were issued in 2006. Included in 2008 is an impairment charge of $2.3 million related to the Company’s investment in an auction rate security. In addition, CBIZ sold its investment in Albridge Solutions, Inc., which resulted in a pre-tax gain of $0.8 million for the year ended December 31, 2008.

(3)	Represents bank debt, the long-term portion of convertible notes, and the long-term portion of notes payable, which are reported in “other non-current liabilities” in CBIZ’s consolidated balance sheets.

(4)	Adjusted EBITDA represents income from continuing operations before income tax expense, interest expense, gain on sale of operations, net, and depreciation and amortization expense. Adjusted EBITDA for 2010 also excludes the loss resulting from the retirement of $60 million of its convertible senior subordinated notes, and adjusted EBITDA for 2008 excludes gains related to the sale of a long-term investment. See note (2) above for a description of these items. The Company has included Adjusted EBITDA because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to service debt. Adjusted EBITDA should not be regarded as an alternative or replacement to any measurement of performance under generally accepted accounting principles.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at December 31, 2012 and 2011, and results of operations and cash flows for each of the years ended December 31, 2012, 2011 and 2010. This discussion should be read in conjunction with CBIZ’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Executive Summary

Revenue for the year ended December 31, 2012 increased by 4.4% to $766.1 million from $733.8 million for 2011. The increase in revenue was due to a combination of newly acquired operations, which resulted in an increase of $26.6 million, or 3.6%, and an increase in same unit revenue of $5.7 million, or 0.8%.

Earnings per share from continuing operations were $0.63 per diluted share for the year ended December 31, 2012 compared to $0.58 per diluted share for the year ended December 31, 2011. Earnings per share for the years ended December 31, 2012 and 2011 included a gain of approximately $0.03 and $0.02 per diluted share, respectively, related to the divestiture of CBIZ’s wealth management business in January of 2011. Also included in earnings per share for the year ended December 31, 2012 are proceeds from a legal settlement which are included in other income, net, resulting in $0.02 per diluted share.

Non-GAAP earnings per diluted share were $1.22 and $1.10 for the years ended December 31, 2012 and 2011, respectively. CBIZ believes Non-GAAP earnings per diluted share illustrates the impact of certain non-cash charges on income from continuing operations and is a useful performance measure for the Company, its analysts and its stockholders. Non-GAAP earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”). As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the twelve months ended December 31, 2012, 2011 and 2010 are provided in the “Results of Operations – Continuing Operations” section that follows.

During the year ended December 31, 2012, CBIZ acquired nine businesses: Meridian Insurance Group, LLC (“Meridian”); Primarily Care, Inc. (“PCI”); Stoltz and Company, LTD., L.L.P (“Stoltz”); Trinity Risk Advisors, Inc. (“Trinity”); Strategic Employee Benefit Services – The Pruett Group, Inc. (“SEBS-Pruett”); ProMedical, Inc. (“ProMedical”); the employee benefit division of Leavitt Pacific Insurance Brokers, Inc. (“Leavitt”); Diversified Industries, Inc. d/b/a Payroll Control Systems (“PCS”) and PHBV Partners, L.L.P. (“PHBV”). Revenues from these business acquisitions are estimated to exceed $50.0 million for the year ending December 31, 2013. Aggregate consideration for these acquisitions consisted of $79.3 million in cash, $4.2 million in CBIZ common stock, $5.3 million in short-term notes payable, $1.7 million in guaranteed future consideration, and $17.6 million in contingent consideration. The operating results of ProMedical and PHBV are reported in the MMP and Financial Services practice groups, respectively, with the operating results of the remaining seven businesses being reported in the Employee Services practice group. In addition to the business acquisitions, CBIZ acquired a client list in the employee benefits and consulting business. The client list is reported in the Employee Services practice group. For more details regarding CBIZ’s acquisitions, refer to Note 19 of the accompanying consolidated financial statements.

On August 30, 2012, CBIZ entered into an amendment (the “Amendment”) to its $275 million credit agreement. The Amendment modified the senior and total leverage requirements and provided a temporary increase in the leverage ratios for the next twelve months, after which time the leverage ratios will step down to the leverage schedule prescribed by the amendment that was entered into in 2011. The Amendment provides additional flexibility to support CBIZ’s strategic acquisitions.

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

CBIZ believes that repurchasing shares of its common stock provides value to its stockholders. CBIZ purchased approximately 1.0 million shares of its common stock under this plan at a total cost of approximately $5.7 million during the year ended December 31, 2012. On February 6, 2013, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2014. The shares may be repurchased in the open market or through privately negotiated purchases in accordance with SEC rules.

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

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2011, revenue for the period January 1, 2012 through June 30, 2012 would be reported as revenue from acquired businesses; same-unit revenue would include revenue for the periods July 1 through December 31 of both years. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations. Those businesses that have met the requirements to be treated as a discontinued operation are eliminated from all periods presented below.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

The following table summarizes total revenue for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Same-unit revenue
Financial Services	$401,460	$391,232	$10,228	2.6%
Employee Services	171,103	171,205	(102)	(0.1)%
MMP	136,842	141,046	(4,204)	(3.0)%
National Practices	30,126	30,322	(196)	(0.6)%

Total same-unit revenue	739,531	733,805	5,726	0.8%
Acquired businesses	26,563	—	26,563
Divested operations	—	—	—

Total revenue	$766,094	$733,805	$32,289	4.4%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — Operating expenses increased to $680.2 million for the year ended December 31, 2012 from $644.3 million in 2011, and increased as a percentage of revenue to 88.8% for the year ended December 31, 2012 from 87.8% for 2011. The primary components of operating expenses for the years ended December 31, 2012 and 2011 are illustrated in the following table:

	2012		2011		Change in % of Revenue
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue
Personnel costs	74.1%	65.8%	74.0%	65.0%	0.8%
Occupancy costs	6.6%	5.9%	6.9%	6.1%	(0.2)%
Depreciation and amortization	3.1%	2.8%	3.1%	2.7%	0.1%
Travel and related costs	3.3%	2.9%	3.2%	2.8%	0.1%
Professional fees	2.3%	2.1%	2.0%	1.8%	0.3%
Other(1)	10.1%	8.8%	10.9%	9.5%	(0.7)%

Subtotal	99.5%	88.3%	100.1%	87.9%	0.4%
Deferred compensation costs	0.5%	0.5%	(0.1)%	(0.1)%	0.6%

Total operating expenses	100.0%	88.8%	100.0%	87.8%	1.0%

Gross margin		11.2%		12.2%	(1.0)%

(1)	Other operating expenses include office expense, equipment costs, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

Personnel costs as a percentage of revenue increased 0.8% to 65.8% for the year ended December 31, 2012 compared to 2011. The increase in personnel costs as a percentage of revenue was primarily the result of a 0.3% increase in incentive compensation and a 0.4% increase in salaries and wages and related benefits costs resulting from an increase in headcount and personnel investments made in the Financial Services practice group. Personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”. The increase in professional fees as a percentage of revenue was primarily due to an increase in the utilization of off-shore processing in the MMP practice group. The increase in deferred compensation costs of 0.6% resulted from adjustments to the fair value of investments held in the deferred compensation plan. The adjustments to the fair value of investments held in relation to the deferred compensation plan totaled a gain of $3.8 million and a loss of $0.7 million for the years ended December 31, 2012 and 2011, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to “other income, net”, and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups.

Corporate general and administrative expenses – Corporate general and administrative (“G&A”) expenses decreased by $1.2 million to $30.4 million for the year ended December 31, 2012, from $31.6 million for 2011, and decreased as a percent of revenue by 0.3% to 4.0% for the year ended December 31, 2012.

The primary components of corporate general and administrative expenses for the years ended December 31, 2012 and 2011 are illustrated in the following table:

	2012		2011
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	56.0%	2.2%	52.1%	2.2%	—
Professional fees	10.8%	0.4%	14.8%	0.6%	(0.2)%
Legal settlement costs	4.2%	0.2%	7.2%	0.3%	(0.1)%
Computer costs	6.5%	0.3%	5.5%	0.2%	0.1%
Travel and related costs	4.0%	0.2%	4.0%	0.2%	—
Occupancy costs	2.9%	0.1%	2.5%	0.1%	—
Depreciation and amortization	1.1%	—	1.1%	—	—
Other(1)	12.7%	0.5%	11.6%	0.6%	(0.1)%

Subtotal	98.2%	3.9%	98.8%	4.2%	(0.3)%
Deferred compensation costs	1.8%	0.1%	1.2%	0.1%	—

Total corporate general and administrative expenses	100.0%	4.0%	100.0%	4.3%	(0.3)%

(1)	Other corporate general and administrative expenses include office expenses, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate G&A expenses.

The decrease in G&A expenses as a percentage of revenue is primarily attributable to the decrease of 0.2% in professional fees. This decrease is a result of CBIZ recording a portion of its recovery of legal fees in the fourth quarter of 2012 that was attributable to reimbursement of incurred legal expenses.

Interest expense — Interest expense decreased by $1.1 million to $16.3 million for the year ended December 31, 2012 from $17.4 million for 2011. The decrease in interest expense is primarily due to the retirement of CBIZ’s 2006 Notes in 2011, which resulted in a $1.4 million decrease in interest expense. This was partially offset by an increase in amortization of the discount related to the 2010 Notes. Interest expense related to the credit facility was flat year over year. The average debt outstanding under the credit facility was $162.3 million and $142.8 million and weighted average interest rates were 3.15% and 3.27% for the years ended December 31, 2012 and 2011, respectively. Debt is further discussed under “Liquidity and Capital Resources” and in Note 8 of the accompanying consolidated financial statements.

Gain on sale of operations, net — The gain on sale of operations, net was $2.8 million and $2.9 million for the years ended December 31, 2012 and 2011, respectively. The net gain in each period was primarily comprised of gains recognized from the 2011 sale of the Company’s individual wealth management business of $2.5 million and $2.3 million during the years ended December 31, 2012 and 2011, respectively. The operating results of the individual wealth management business were included in the Employee Services practice group.

Other income, net — Other income, net is primarily comprised of adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, adjustments to contingent purchase price liabilities related to previous acquisitions, gains and losses on sales of assets, and other miscellaneous income and expenses such as contingent royalties from previous divestitures, proceeds from legal settlements and interest income. Adjustments to the fair value of investments related to the deferred compensation plan do not impact CBIZ’s net income as they are offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of comprehensive income). Other income, net for the year ended December 31, 2012 primarily consisted of a $4.3 million gain in the fair value of investments related to the deferred compensation plan, proceeds from various legal settlements of $2.5 million, adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions which resulted in other income of $1.0 million, and interest income of $0.3 million. Other income, net for the year ended December 31, 2011 primarily consisted of adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions which resulted in other income of $3.5 million and interest income of $0.2 million. The adjustment to the contingent liability and interest income was partially offset by a $0.4 million loss in the fair value of investments related to the deferred compensation plan and a reserve of $0.4 million established on a note receivable.

Income Taxes — CBIZ recorded income tax expense from continuing operations of $19.3 million and $18.4 million for the years ended December 31, 2012 and 2011, respectively. The effective tax rate for the years ended December 31, 2012 and 2011 was 38.3% and 39.1%, respectively. The decrease in the effective tax rate for the year ended December 31, 2012 from 2011 primarily relates to the release of a valuation allowance with respect to a state tax credit carryforward in 2012. For further discussion regarding income tax expense, see Note 7 to the accompanying consolidated financial statements.

Earnings per share and Non-GAAP earnings per share — Earnings per share from continuing operations were $0.63 and $0.58 per diluted share for the years ended December 31, 2012 and 2011, respectively. Earnings per share for the year ended December 31, 2012 included a gain of approximately $0.02 per diluted share related to a legal settlement recovery that was recorded in other income and a gain of approximately $0.01 per diluted share related to decreases in the fair value of contingent consideration payable related to prior acquisitions. Earnings per share for the years ended December 31, 2012 and 2011 included a gain of approximately $0.03 and $0.02, respectively, per diluted share related to the divestiture of the wealth management business that occurred in the first quarter of 2011. Earnings per share for the year ended December 31, 2011 also included a gain of approximately $0.04 per diluted share related to decreases in the fair value of contingent consideration payable related to prior acquisitions.

Non-GAAP earnings per share were $1.22 and $1.10 per diluted share for the years ended December 31, 2012 and 2011, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share, which are both non-GAAP measures, illustrate the impact of certain non-cash charges to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and earnings per diluted share from continuing operations to Non-GAAP earnings per diluted share for the years ended December 31, 2012 and 2011.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	TWELVE MONTHS ENDED DECEMBER 31,
	2012	Per Share	2011	Per Share
	(In thousands, except per share data)
Income from continuing operations	$31,075	$0.63	$28,584	$0.58
Selected non-cash charges:
Depreciation and amortization	21,395	0.44	20,345	0.41
Non-cash interest on convertible notes	2,638	0.05	3,201	0.06
Stock-based compensation	5,888	0.12	5,954	0.12
Adjustment to contingent earnouts	(953)	(0.02)	(3,467)	(0.07)

Non-cash charges	$28,968	$0.59	$26,033	$0.52

Non-GAAP earnings—continuing operations	$60,043	$1.22	$54,617	$1.10

Operating Practice Groups

Financial Services

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$401,460	$391,232	$10,228	2.6%
Acquired businesses	10,275	—	10,275
Divested operations	—	—	—

Total revenue	411,735	391,232	20,503	5.2%
Operating expenses	359,166	337,304	21,862	6.5%

Gross margin	$52,569	$53,928	$(1,359)	(2.5)%

Gross margin percent	12.8%	13.8%

The increase in same-unit revenue was primarily the result of strong performance in the units that provide certain national services, which increased 14%. Growth in the national units was primarily due to increased project work, primarily in the federal and state governmental health care consulting and compliance business. Revenue in the core accounting units was flat year over year as a result of increased engagement efficiencies causing a higher yield in rates, offset by a decrease in hours charged. Revenue from acquired businesses was the result of the acquisition of Thompson Dunavant PLC (“Thompson Dunavant”), located in Memphis, Tennessee, that was acquired on August 1, 2011, and Gresham Smith LLC (“Gresham Smith”), located in Tulsa, Oklahoma and St. Louis, Missouri, that was acquired on October 1, 2011.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $116.1 million and $109.1 million for the years ended December 31, 2012 and 2011, respectively. The increase in ASA fees was the result of growth in the units that provide national services, as well as the impact of the acquisitions.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs which represented 89.0% and 88.4% of total operating expenses for the years ended December 31, 2012 and 2011, respectively. Personnel costs increased $19.6 million during the year ended December 31, 2012 compared to the same period in 2011, and represented 79.1% and 78.4% of total operating expenses and 69.0% and 67.6% of revenue for the years ended December 31, 2012 and 2011, respectively. The increase was primarily due to investments in resources expected to enhance revenue growth at several units, including the addition of teams of professionals to enhance the Company’s state and local tax services and the forensic accounting practice, as well as a team of business development managers located throughout the country. These investments account for approximately $1.9 million of the increase in personnel costs. In addition to these investments, headcount at the units providing national services increased in response to the increase in demand. Included in the increase in personnel costs is the impact of the acquisitions of Thompson Dunavant and Gresham Smith, which accounted for approximately $6.8 million of the increase. Lastly, overall incentive compensation increased for the year ended December 31, 2012 compared to 2011. Occupancy costs are relatively fixed in nature and were $24.4 million for the year ended December 31, 2012 compared to $23.7 million for the same period in the prior year and were 5.9% and 6.1% of total revenue, respectively. Travel and related costs were $11.5 million for the year ended December 31, 2012 compared to $10.2 million in 2011, and represented 2.8% and 2.6% of total revenue, respectively. The increase in travel and related costs was due mostly to increased client development. Bad debt expense decreased $0.9 million for the year ended December 31, 2012 compared to the same period a year ago, and was 1.2% and 1.5% of revenue for the year ended December 31, 2012 and 2011, respectively.

Gross margin percentage decreased 1.0% and was 12.8% for the year ended December 31, 2012 compared to 13.8% for 2011. The decrease in gross margin percentage was due primarily to the increase in personnel costs as discussed above.

Employee Services

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$171,103	$171,205	$(102)	(0.1)%
Acquired businesses	15,114	—	15,114
Divested operations	—	—	—

Total revenue	186,217	171,205	15,012	8.8%
Operating expenses	155,311	144,528	10,783	7.5%

Gross margin	$30,906	$26,677	$4,229	15.9%

Gross margin percent	16.6%	15.6%

The decrease in same-unit revenue was primarily attributable to declines in the Company’s employee benefits and life insurance businesses, offset by increases in the property and casualty, payroll services, and retirement plan consulting businesses. The decrease in employee benefits revenue of $2.3 million is primarily due to continued competitive pressures and client plan design changes. The decrease in life insurance revenue of $1.7 million is due to lower client demand for life insurance plans. Partially offsetting these decreases was an increase in the Company’s property and casualty brokerage revenue of $1.7 million due to pricing increases and an increase in volume-based carrier bonus payments, an increase in the Company’s payroll business of $1.4 million due to higher pricing trends for payroll and related services, and an increase in retirement plan consulting services of $1.0 million due to favorable trends in equity markets and an increase in demand for actuarial consulting services.

The growth in revenue from acquisitions was provided by: Multiple Benefits Services, an employee benefits business located in Atlanta, Georgia that was acquired on August 1, 2011; PSA Insurance, a retirement advisory business located in Baltimore, Maryland that was acquired on November 1, 2011; Advantage Benefit Planning, an employee benefits business located in Pleasantville, New Jersey that was acquired on December 30, 2011; Meridian, a property and casualty insurance and employee benefits business headquartered in Boca Raton, Florida with an office in Atlanta, Georgia that was acquired on January 1, 2012; Strategic Employee Benefit Services, an employee benefits client list in the Chicago, Illinois market that was acquired on February 1, 2012; PCI, an employee benefits business located in Cranston, Rhode Island that was acquired on May 1, 2012; Stoltz, a property and casualty insurance and employee benefits business headquartered in Midland, Texas that was acquired on July 1, 2012; Trinity, a property and casualty insurance business located in Atlanta, Georgia that was acquired on September 1, 2012; SEBS-Pruett, an employee benefits business headquartered in Nashville, Tennessee that was acquired on October 1, 2012; and Leavitt, an employee benefits business in the San Jose, California market that was acquired on November 1, 2012.

The largest components of operating expenses for the Employee Services group are personnel costs, which include commissions paid to third party brokers, and occupancy costs, representing 82.6% and 82.8% of total operating expenses for the years ended December 31, 2012 and 2011, respectively. Personnel costs increased approximately $7.7 million, primarily as a result of the acquired businesses. Personnel costs represented 63.1% and 64.2% of revenue for the twelve months ended December 31, 2012 and 2011, respectively. Occupancy costs are relatively fixed in nature and were $10.7 million and $9.8 million for the twelve months ended December 31, 2012 and 2011, respectively. The increase in occupancy costs was primarily due to business acquisitions.

The increase in gross margin percent was primarily attributable to the increases in the property and casualty and retirement plan consulting businesses. The increase in gross margin percent for property and casualty was due to the increase in volume-based carrier bonus payments, which have no corresponding costs, as well as the introduction of various cost-management efforts, including personnel reductions. The increase in gross margin in the retirement plan business is due to the increase in actuarial consulting services, which have a more fixed cost structure, and therefore generate higher profit margins with a corresponding increase in revenue.

Medical Management Professionals

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$136,842	$141,046	$(4,204)	(3.0)%
Acquired businesses	1,174	—	1,174
Divested operations	—	—	—

Total revenue	138,016	141,046	(3,030)	(2.1)%
Operating expense	123,264	124,790	(1,526)	(1.2)%

Gross margin	$14,752	$16,256	$(1,504)	(9.3)%

Gross margin percent	10.7%	11.5%

Same-unit revenue consists of revenue from existing clients and net new business sold. The decrease in same-unit revenue was primarily due to a $3.6 million decrease in revenue from existing clients resulting from a decline in pricing and reimbursement rates which resulted in a decrease in the average revenue recognized per procedure. The remaining decline in same-unit revenue related to revenue from client terminations net of new business sold. This decrease was attributable to several reasons including: increased competitive pressures, clients moving the process in-house, and physician groups losing their hospital contracts or being acquired by the hospital. The loss of revenue due to client terminations net of new business improved in 2012 compared to 2011.

The growth in revenue from acquisitions was provided by ProMedical, a billing company focused on anesthesia billing located in Ocala, Florida that was acquired on October 1, 2012.

The largest components of operating expenses for MMP are personnel costs, professional service fees for off-shore and electronic claims processing, occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services). These expenses represented 86.1% and 85.8% of total operating expenses and 76.9% and 75.9% of revenue for the years ended December 31, 2012 and 2011, respectively. Due to a reduction in headcount, personnel costs decreased $1.3 million for the year ended December 31, 2012, but increased as a percentage of revenue to 55.9% versus 55.4% for 2011. The reduction in headcount and related personnel costs in billing operations is due to the expanded utilization of off-shore processing, utilization of new technologies, as well as a response to the decline in revenue. The decrease in personnel costs was offset by an increase of $1.1 million in professional services for the year ended December 31, 2012 compared to 2011 due to the increase in offshore processing. Office expenses decreased $0.6 million for the year ended December 31, 2012, and decreased as a percentage of revenue to 7.3% from 7.6% for the year ended December 31, 2011 as a result of a decrease in statement mailing costs. Facilities costs decreased $0.9 million for the year ended December 31, 2012, and decreased as a percentage of revenue to 6.2% from 6.7% for 2011 due to the consolidation of certain offices.

The decrease in gross margin is the result of continued pricing and reimbursement pressure as described above.

National Practices

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$30,126	$30,322	$(196)	(0.6)%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	30,126	30,322	(196)	(0.6)%
Operating expenses	26,713	26,222	491	1.9%

Gross margin	$3,413	$4,100	$(687)	(16.8)%

Gross margin percent	11.3%	13.5%

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

The decrease in revenue was attributable to a decrease of $1.1 million in the mergers and acquisitions business as a result of earning success fees of $0.7 million for completing one transaction during the year ended December 31, 2012 compared to success fees of $1.8 million for completing three transactions in 2011. This decrease was substantially offset by an increase of $0.5 million in services provided to Edward Jones and $0.4 million from the healthcare consulting business. The increase in the Edward Jones revenue was primarily a result of an increase in required technology support as well as an increase in reimbursement dollars due to an increase in compensation. The increase in the healthcare consulting business was primarily due to an increase in Medicaid eligibility services provided to clients and an increase in consulting fees related to healthcare reform regulations.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 94.0% and 94.2% of total operating expenses for the years ended December 31, 2012 and 2011, respectively. Personnel costs increased $0.4 million for the year ended December 31, 2012 compared to the same period in 2011, and increased as a percentage of revenue to 80.6% of revenue for the year ended December 31, 2012 compared to 78.6% of revenue for the same period last year. The increase in personnel costs is due primarily to increases in wages for annual raises. Travel and related costs were consistent in both periods and were $0.4 million for the years ended December 31, 2012 and 2011. Occupancy costs are relatively fixed in nature and were $0.5 million for the years ended December 31, 2012 and 2011.

The decrease in gross margin and gross margin percentage is due to the decrease in mergers and acquisitions revenue as the cost structure is relatively fixed and the impact of the success fees has a significant impact on gross margin.

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

Gross margin and operating expenses — Operating expenses was $644.3 million for the years ended December 31, 2011 and 2010, but decreased as a percentage of revenue to 87.8% for the year ended December 31, 2011 from 88.2% for 2010. The primary components of operating expenses for the years ended December 31, 2011 and 2010 are illustrated in the following table:

	2011		2010
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	74.0%	65.0%	74.3%	65.5%	(0.5)%
Occupancy costs	6.9%	6.1%	7.1%	6.2%	(0.1)%
Depreciation and amortization	3.1%	2.7%	3.1%	2.7%	—
Travel and related costs	3.2%	2.8%	2.8%	2.5%	0.3%
Professional fees	2.0%	1.8%	2.0%	1.7%	0.1%
Other(1)	10.9%	9.5%	10.2%	9.2%	0.3%

Subtotal	100.1%	87.9%	99.5%	87.8%	0.1%
Deferred compensation costs	(0.1)%	(0.1)%	0.5%	0.4%	(0.5)%

Total operating expenses	100.0%	87.8%	100.0%	88.2%	(0.4)%

Gross margin		12.2%		11.8%	0.4%

(1)	Includes office expenses, equipment costs, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

Personnel costs as a percentage of revenue decreased 0.5% to 65.0% for the year ended December 31, 2011 compared to the same period in 2010. The decrease in personnel costs as a percentage of revenue was primarily the result of a 0.5% decrease in salaries and wages. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”. The increase in travel and related costs as a percentage of revenue was primarily due to increased client development and retention efforts and an increase in professional staff training. The decrease in deferred compensation costs of 0.5% resulted from adjustments to the fair value of investments held in the deferred compensation plan. The adjustments to the fair value of investments held in relation to the deferred compensation plan totaled a loss of $0.7 million and a gain of $3.2 million for the years ended December 31, 2011 and 2010, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to “other income, net”, and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups.

Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses increased by $2.0 million to $31.6 million for the year ended December 31, 2011, from $29.6 million for 2010, and increased as a percent of revenue by 0.2% to 4.3% for the year ended December 31, 2011. The primary components of corporate general and administrative expenses for the years ended December 31, 2011 and 2010 are illustrated in the following table:

	2011		2010
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	52.1%	2.2%	53.0%	2.1%	0.1%
Professional fees	14.8%	0.6%	15.7%	0.6%	—
Legal settlement	7.2%	0.3%	2.3%	0.1%	0.2%
Computer costs	5.5%	0.2%	5.4%	0.2%	—
Travel and related costs	4.0%	0.2%	3.3%	0.1%	0.1%
Occupancy costs	2.5%	0.1%	3.9%	0.2%	(0.1)%
Depreciation and amortization	1.1%	—	1.3%	0.1%	(0.1)%
Other(1)	11.6%	0.6%	13.3%	0.6%	—

Subtotal	98.8%	4.2%	98.2%	4.0%	0.2%
Deferred compensation costs	1.2%	0.1%	1.8%	0.1%	—

Total corporate general and administrative expenses	100.0%	4.3%	100.0%	4.1%	0.2%

(1)	Includes office expenses, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate G&A expenses.

The increase in G&A expenses as a percentage of revenue attributable to personnel costs was primarily due to an increase in incentive based compensation and stock based compensation. The 0.2% increase in legal settlement costs as a percentage of revenue for the year ended December 31, 2011 compared to the same period in 2010 was primarily due to the combination of higher than normal legal settlement costs incurred during 2011 compared to lower than normal legal settlement costs during 2010, partially due to the Company receiving a $1.0 million favorable settlement in 2010.

Interest expense — Interest expense increased by $2.1 million to $17.4 million for the year ended December 31, 2011 from $15.3 million in 2010. The increase in interest expense was a result of three components: an increase of $7.1 million related to the $130 million of Convertible Senior Subordinated Notes that were issued in June 2010 (“2010 Notes”), a decrease of $5.3 million from the retirement of $99.3 million of 2006 Notes, and an increase of $0.3 million related to the credit facility. For discussion on the convertible senior subordinated notes, see Note 8 in the accompanying consolidated financial statements. Regarding the credit facility, the $0.3 million increase in interest expense was due to an increase in the average debt outstanding, partially offset by a decrease in the average interest rates. Average debt outstanding under the credit facility was $142.8 million and $126.0 million and weighted average interest rates were 3.27% and 3.66% for the years ended December 31, 2011 and 2010, respectively. Debt is further discussed under “Liquidity and Capital Resources” and in Note 8 of the accompanying consolidated financial statements.

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

Other income (expense), net — Other income, net is primarily comprised of adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, interest income, gains and losses on sales of assets, and other miscellaneous income and expenses such as contingent royalties from previous divestitures and adjustments to contingencies related to previous acquisitions. Adjustments to the fair value of investments related to the deferred compensation plan do not impact CBIZ’s net income as they are offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of comprehensive income). Other income, net for the year ended December 31, 2011 primarily consisted of adjustments to the fair value of the Company’s contingent liability related to prior acquisitions which resulted in other income of $3.5 million and interest income of $0.2 million. The adjustment to the contingent liability and interest income was partially offset by a $0.4 million loss in the fair value of investments related to the deferred compensation plan and a reserve of $0.4 million established on a note receivable. Other income, net for the year ended December 31, 2010 primarily consisted of a $3.7 million gain in the fair value of investments related to the deferred compensation plan, an adjustment to the Company’s contingent liability related to prior acquisitions which resulted in other income of $1.4 million, and interest income of $0.4 million. The deferred compensation gain, adjustment to the contingent liability, and interest income were partially offset by a $2.0 million charge on the early retirement of $60 million of CBIZ’s convertible senior subordinated notes that were issued in 2006 and a $0.3 million impairment charge related to an investment in auction rate securities.

Income Taxes — CBIZ recorded income tax expense from continuing operations of $18.4 million and $17.0 million for the years ended December 31, 2011 and 2010, respectively. The effective tax rate for the years ended December 31, 2011 and 2010 was 39.1% and 37.7%, respectively. The increase in the effective tax rate for the year ended December 31, 2011 from the comparable period in 2010 primarily related to increased reversals of estimated tax reserves in 2010 due to the expiration of certain statutes of limitation compared to the same period in 2011. For further discussion regarding income tax expense, see Note 7 to the accompanying consolidated financial statements.

Earnings per share and Non-GAAP earnings per share — Earnings per share from continuing operations were $0.58 and $0.48 per diluted share for the years ended December 31, 2011 and 2010, respectively. Earnings per share for the year ended December 31, 2011 included a gain of approximately $0.02 per diluted share related to the divestiture of the wealth management business, and a gain of approximately $0.04 per diluted share related to decreases in the fair value of contingent consideration payable related to prior acquisitions. Earnings per share for the year ended December 31, 2010 included a charge of $0.02 per diluted share for lease restructuring activities in connection with the acquisition of Goldstein Lewin & Company in Boca Raton, Florida, a charge of $0.02 per diluted share related to the $2.0 million loss recorded in connection with the early redemption of the Company’s 2006 Notes, and a gain of $0.02 per diluted share related to decreases in the fair value of contingent consideration payable related to prior acquisitions. Non-GAAP earnings per share were $1.10 and $1.03 per diluted share for the years ended December 31, 2011 and 2010, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share, illustrate the impact of certain non-cash charges to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and earnings per diluted share from continuing operations to Non-GAAP earnings per diluted share for the years ended December 31, 2011 and 2010.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	TWELVE MONTHS ENDED DECEMBER 31,
	2011	Per Share	2010	Per Share
	(In thousands, except per share data)
Income from continuing operations	$28,584	$0.58	$28,155	$0.48
Selected non-cash charges:
Depreciation and amortization	20,345	0.41	20,332	0.35
Non-cash interest on convertible notes	3,201	0.06	4,210	0.08
Stock-based compensation	5,954	0.12	5,306	0.09
Loss on retirement of convertible bonds			1,996	0.03
Adjustment to contingent earnouts	(3,467)	(0.07)	(1,449)	(0.02)
Non-cash restructuring charge			1,231	0.02

Non-cash charges	$26,033	$0.52	$31,626	$0.55

Non-GAAP earnings — continuing operations	$54,617	$1.10	$59,781	$1.03

Operating Practice Groups

Financial Services

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$374,784	$380,130	$(5,346)	(1.4)%
Acquired businesses	16,448	—	16,448
Divested operations	—	—	—

Total revenue	391,232	380,130	11,102	2.9%
Operating expenses	337,304	326,412	10,892	3.3%

Gross margin	$53,928	$53,718	$210	0.4%

Gross margin percent	13.8%	14.1%

Same-unit aggregate hours charged to clients declined approximately 5% for the year ended December 31, 2011 compared to the year ended December 31, 2010, which was partially offset by a 1% increase in effective rates realized for services provided for the year ended December 31, 2011 versus 2010. The decline in hours was due to decreased client demand and improved engagement efficiencies. The improvement in rates realized for services provided was due to a modest increase in rates as well as improved engagement efficiencies. Revenue from acquired businesses was a result of the acquisitions of Kirkland, Russ, Murphy, & Tapp (“KRMT”), which occurred on November 1, 2010, Thompson Dunavant PLC, which occurred on August 1, 2011 and to a lesser extent Gresham Smith LLC, which occurred on October 1, 2011.

CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $109.1 million and $110.1 million for the years ended December, 2011 and 2010, respectively, a majority of which was related to services rendered to privately-held clients. The decrease in ASA fees was primarily the result of declines at several units, which offset the acquisitions of the attestation business of KRMT and Thompson Dunavant PLC by affiliated CPA firms.

The largest components of operating expenses for the Financial Services group are personnel costs, occupancy costs, and travel and related costs which represented 88.4% and 89.6% of total operating expenses for the years ended December 31, 2011 and 2010, respectively. Personnel costs increased $4.4 million for the year ended December 31, 2011 compared to 010, and represented 78.4% and 79.6% of total operating expenses for the years ended December 31, 2011 and 2010, respectively. The increase was attributable to $11.6 million associated with the acquisitions of KRMT, Thompson Dunavant PLC and to a lesser extent Gresham Smith LLC, partially offset by a reduction in same-unit personnel costs of $7.3 million. The $7.3 million reduction in same-unit personnel costs was associated primarily with staff reductions at those units that experienced reduced client demand. Personnel costs represented 67.6% and 68.4% of revenue for the years ended December 31, 2011 and 2010, respectively. Occupancy costs are relatively fixed in nature and were $23.7 million for each of the years ended December 31, 2011 and 2010, respectively, and were 6.1% and 6.2% of revenue for the years ended December 31, 2011 and 2010, respectively. Travel and related costs were $10.2 million for the year ended December 31, 2011 compared to $8.7 million in 2010, and were 2.6% and 2.3% of total revenue for the years ended December 31, 2011 and 2010, respectively. The increase in travel and related costs was due to increased client development and professional staff training efforts.

Gross margin percentage declined to 13.8% for the year ended December 31, 2011 compared to 14.1% in 2010. The decline in gross margin percentage was primarily attributable to higher bad debt expense, travel and related costs, and recruiting costs. Bad debt expense increased to 1.5% of revenue for the year ended December 31, 2011 compared to 1.1% of revenue in 2010. The increase in bad debt expense in 2011 was related to specific client receivables at several offices and not related to an overall deterioration in the collectability of accounts receivable.

Employee Services

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$167,953	$167,510	$443	0.3%
Acquired businesses	3,254	—	3,254
Divested operations	(2)	6,587	(6,589)

Total revenue	171,205	174,097	(2,892)	(1.7)%
Operating expenses	144,528	144,552	(24)	—

Gross margin	$26,677	$29,545	$(2,868)	(9.7)%

Gross margin percent	15.6%	17.0%

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

The largest components of operating expenses for the Employee Services group were personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.8% and 83.2% of total operating expenses for the years ended December 31, 2011 and 2010, respectively. Excluding personnel costs related to the divested wealth management businesses of $5.0 million for the year ended December 31, 2010, personnel costs increased approximately $2.9 million for the year ended December 31, 2011 compared to the same period in 2010, primarily as a result of additional commissions paid to third party brokers related to the increase in specialty life insurance sales. Personnel costs represented 64.2% and 63.3% of revenue for the years ended December 31, 2011 and 2010, respectively. Occupancy costs are relatively fixed in nature, and excluding the costs associated with the divested wealth management businesses of $0.4 million for the year ended December 31, 2010, were $9.7 million for the years ended December 31, 2011 and 2010.

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

Same-unit revenue consists of revenue from existing clients and net new business sold. Same-unit revenue decreased 5.0% for the year ended December 31, 2011 versus 2010. The decrease in same-unit revenue was approximately 60% attributable to decreased revenues from existing clients, with the remaining 40% attributable to client terminations, net of new business. The decline in revenue from existing clients can be attributed to several factors including: decreases in number of procedures processed, decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure. The decline in revenue from client terminations was attributable to many reasons including: physician groups losing their hospital contracts, changes in group ownership, hospital consolidations and increased competitive pressures. The loss of revenue due to client terminations net of new business improved in 2011 compared to 2010.

The largest components of operating expenses for MMP are personnel costs, professional service fees for off-shore and electronic claims processing, occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services). These expenses represented 85.8% and 86.3% of total operating expenses for the years ended December 31, 2011 and 2010, respectively. Due to a reduction in headcount, personnel costs decreased $5.3 million for the year ended December 31, 2011, and decreased as a percentage of revenue to 55.4% versus 56.2% in 2010. The reduction in headcount and related personnel costs in billing operations was due to the expanded utilization of off-shore processing, utilization of new technologies, as well as a response to the decline in revenue. The decrease in personnel costs was partially offset by an increase of $0.4 million in professional services for the year ended December 31, 2011 compared to 2010. Office expenses decreased $1.0 million for the year ended December 31, 2011, and decreased as a percentage of revenue to 7.6% from 7.9% for the year ended December 31, 2010 as a result of a decrease in statement mailings. Facilities costs decreased $0.8 million for the year ended December 31, 2011, and decreased slightly as a percentage of revenue to 6.7% from 6.9% in 2010 due to the consolidation of certain offices.

The increase in gross margin was the result of the Company’s cost management actions including the reduction in headcount and related decrease in personnel costs as described above.

National Practices

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$30,322	$27,749	$2,573	9.3%
Acquired businesses	—	—	—
Divested operations	—	—	—

Total revenue	30,322	27,749	2,573	9.3%
Operating expenses	26,222	25,794	428	1.7%

Gross margin	$4,100	$1,955	$2,145	109.7%

Gross margin percent	13.5%	7.0%

The National Practices group is primarily comprised of a cost-plus contract with CBIZ’s largest client (Edward Jones), healthcare consulting, and the Company’s mergers and acquisition business. Revenues from the Edward Jones business account for approximately two-thirds of the National Practice group’s revenue, with the healthcare consulting and mergers and acquisitions accounting for the remaining revenue. The increase in revenue was attributable to an increase of $1.7 million in CBIZ’s mergers and acquisitions business, $0.8 million from the healthcare consulting business and $0.1 million in services provided to Edward Jones. The increase in the mergers and acquisitions business was a result of earning success fees for completing three transactions during the year ended December 31, 2011, whereas no transactions were completed during the same period in 2010. The increase in the healthcare consulting business was primarily due to an increase in coding and auditing services performed in the clinical business, an increase in Medicaid eligibility services provided to clients, and an increase in consulting fees resulting from a newly released product that enables clients to quantify the impact of pending health care reform legislation. The increase in the Edward Jones revenue was primarily the result of an increase in required technology support.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 94.2% and 94.8% of total operating expenses for the years ended December 31, 2011 and 2010, respectively. Personnel costs increased $0.2 million for the year ended December 31, 2011 compared to 2010, but decreased as a percentage of revenue to 78.6% of revenue for the year ended December 31, 2011 compared to 85.1% of revenue for the same period in 2010. The increase in personnel costs was due primarily to additional incentive compensation to certain individuals in the mergers and acquisitions business resulting from completing three transactions during the year ended December 31, 2011, as well as increases in wages for annual raises. Travel and related costs were consistent in both periods and were $0.4 million for the years ended December 31, 2011 and 2010. Occupancy costs are relatively fixed in nature and were $0.5 million for the years ended December 31, 2011 and 2010.

The increase in gross margin and gross margin percentage was due to the increase in revenue offset by a modest increase in operating expenses, as described above, for the year ended December 31, 2011 compared with the same period in 2010.

Financial Condition

Total assets were $970.2 million at December 31, 2012, an increase of $157.8 million versus December 31, 2011. Current assets of $350.2 million exceeded current liabilities of $269.9 million by $80.3 million.

Cash and cash equivalents decreased by $0.7 million to $0.9 million at December 31, 2012 from $1.6 million at December 31, 2011. CBIZ historically maintains low cash levels and applies any available cash to pay down the outstanding debt balance. Restricted cash was $19.6 million at December 31, 2012, a decrease of $0.2 million from $19.8 million at December 31, 2011. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority (“FINRA”) regulated businesses and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and cash payments.

Accounts receivable, net, were $155.0 million at December 31, 2012, an increase of $17.9 million from December 31, 2011, and days sales outstanding (“DSO”) from continuing operations were 74 days and 71 days at December 31, 2012 and December 31, 2011, respectively. Included in the increase of $17.9 million was $8.3 million of accounts receivable resulting from business acquisitions that occurred on December 31, 2012. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $12.1 million and $11.4 million at December 31, 2012 and December 31, 2011, respectively. Other current assets are primarily comprised of prepaid assets, rent deposits, and notes receivable. Balances may fluctuate during the year based upon the timing of cash payments, amortization of prepaid expenses, and activity related to notes receivable.

Funds held for clients of $154.4 million and $109.9 million at December 31, 2012 and 2011, respectively, and client fund obligations of $154.1 million and $109.8 million at December 31, 2012 and 2011, respectively, primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to changes in the market value of the underlying investments. The nature of these accounts is further described in Note 1 of the accompanying consolidated financial statements.

Property and equipment, net, decreased by $1.4 million to $20.4 million at December 31, 2012 from $21.8 million at December 31, 2011. The decrease is primarily the result of depreciation and amortization expense of $6.1 million, partially offset by capital expenditures of $4.2 million and $0.6 million of property and equipment from acquired businesses in 2012. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net increased by $92.9 million to $551.2 at December 31, 2012 from $458.3 at December 31, 2011. This increase is comprised of $63.4 million and $44.8 million of net additions to goodwill and intangible assets, respectively, offset by $15.3 million of amortization expense. The $63.4 million increase in goodwill and other intangible assets consisted of $62.9 million due to 2012 acquisitions and $0.5 million of additional purchase price earned by previous acquisitions.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $39.8 million and

$33.6 million at December 31, 2012 and December 31, 2011, respectively. The increase in assets of the deferred compensation plan of $6.2 million consisted of net participant contributions of $1.9 million and an increase in the fair value of the investments of $4.3 million for the twelve months ended December 31, 2012. The plan is described in further detail in Note 13 of the accompanying consolidated financial statements.

The accounts payable balances of $39.5 million and $35.0 million at December 31, 2012 and December 31, 2011, respectively, reflect amounts due to suppliers and vendors. Balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $39.1 million and $33.7 million at December 31, 2012 and December 31, 2011, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Income taxes payable was $1.4 million at December 31, 2012 and was primarily due to timing differences between current income taxes expense and related tax payments. Income taxes refundable was $3.9 million at December 31, 2011 and was primarily due to CBIZ making estimated tax payments that exceeded the tax liabilities CBIZ expected to incur with its 2011 income tax filings.

Notes payable — current decreased by $7.8 million to $6.2 million at December 31, 2012 from $14.0 million at December 31, 2011. The decrease was due to payments made to owners of businesses acquired by CBIZ in prior periods as a result of purchase price adjustments in the amount of $13.9 million as well as guaranteed purchase price payments made of $1.2 million related to current and prior year business acquisitions. This decrease was partially offset due to new notes payable of $7.3 million resulting from businesses acquired in 2012.

Contingent purchase price liabilities (current and non-current) are comprised of purchase price liabilities that arise from business acquisitions that occurred subsequent to December 31, 2008. Contingent purchase price liabilities (current and non-current) increased by $4.7 million to $30.0 million at December 31, 2012 from $25.3 million at December 31, 2011. The increase in the contingent liability was due to an increase of $17.6 million from current year business acquisitions and $0.2 of net present value adjustments to the liabilities. These increases were partially offset by payments of $12.0 million and adjustments to the fair value of the contingency purchase price liabilities of $1.1 million.

Other liabilities (current and non-current) decreased by $2.6 million to $27.0 million at December 31, 2012 from $29.6 million at December 31, 2011. The decrease is primarily attributable to the recognition of $4.1 million of deferred purchase price on the sale of the Company’s individual wealth management business that was effective January 1, 2011, a decrease in legal and restructuring liabilities of $1.1 million as a result of payments made, and a decrease of $0.9 million in certain other items such as unearned revenues and accrued interest due to completion of performance or timing of payments. These decreases were partially offset by the addition of approximately $2.2 million related to future estimated payments on a client list purchased in 2012, an increase of $0.8 million to the self-funded health insurance accrual due to expected increases in payments for claims not reported until after year end, and a net increase of $0.5 million of guaranteed purchase price related to business acquisitions.

CBIZ’s convertible notes are carried at face value less unamortized discount. The $2.6 million increase in the carrying value of the convertible notes at December 31, 2012 compared to December 31, 2011 represents the discount amortization on the 2010 Notes, which is recognized as non-cash interest expense in the consolidated statements of comprehensive income. The convertible notes are further disclosed in Note 8 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility increased $63.9 million to $208.9 million at December 31, 2012 from $145.0 million at December 31, 2011. This increase was primarily attributable to $106.5 million in payments for current year acquisitions and contingent payments on prior acquisitions, and expenditures of $5.7 million to repurchase 1.0 million shares of CBIZ common stock. These increases were partially offset by $54.0 million of cash provided by operating activities.

Income taxes payable — non-current at December 31, 2012 and December 31, 2011 was $4.0 million and $4.4 million, respectively, and represents the accrual for uncertain tax positions. The decrease of $0.4 million primarily relates to the release of estimated tax reserves due to the expiration of certain statutes of limitation. Income taxes are further discussed in Note 7 of the accompanying consolidated financial statements.

Stockholders’ equity increased by $35.0 million to $295.2 million at December 31, 2012 from $260.2 million at December 31, 2011. The increase in stockholders’ equity was primarily attributable to net income of $31.1 million, CBIZ’s stock award programs which contributed $4.8 million and the issuance of $4.8 million in common shares related to business acquisitions. These increases were partially offset by share repurchase activity of approximately 1.0 million shares at a cost of $5.7 million, which includes 0.1 million shares and $0.7 million related to shares repurchased in conjunction with the settlement of restricted stock transactions.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility and $130 million in 2010 Notes.

CBIZ maintains a $275 million unsecured credit facility with Bank of America as agent bank for a group of seven participating banks. The credit facility also has a letter of credit sub-facility. On April 11, 2011, the credit facility was amended to extend the maturity date one year to June 2015, reduce interest on outstanding balances, reduce commitment fees on the unused borrowing limit, and adjust the leverage ratio limits to provide CBIZ with more flexibility. On August 30, 2012, the credit facility was further amended to modify the senior and total leverage requirements and provide a temporary increase in the leverage ratios for twelve months, at which time the leverage ratios will step down to the leverage schedule prescribed by the 2011 amendment. The purpose of the amendment was to provide additional flexibility to support CBIZ’s strategic acquisitions. At December 31, 2012, CBIZ had $208.9 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $4.4 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $61.7 million at December 31, 2012. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital requirements.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of December 31, 2012. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.

The 2010 Notes were issued to qualified institutional buyers on September 27, 2010 and mature on October 1, 2015. The holders of the 2010 Notes may convert their 2010 Notes any time on or after July 31, 2015. Concurrent with the closing of the 2010 Notes, a portion of the proceeds was used to repurchase $60 million of the $100 million outstanding 2006 Notes through privately negotiated transactions. During 2011, an additional $39.3 million of the 2006 Notes were repurchased, which leaves a remaining balance of $750,000 of 2006 Notes outstanding at December 31, 2012. See Note 8 to the accompanying financial statements for further discussion of CBIZ’s debt instruments.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering equity securities or debt through public or private markets.

Sources and Uses of Cash

The following table summarizes cash flows from operating, investing and financing activities for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Total cash provided by (used in):
Operating activities	$54,048	$58,174	$53,185
Investing activities	(104,315)	(55,572)	(30,113)
Financing activities	49,553	(1,713)	(29,526)

(Decrease) increase in cash and cash equivalents	$(714)	$889	$(6,454)

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

During the year ended December 31, 2012, net cash provided by operating activities was $54.0 million and primarily consisted of net income of $31.1 million and non-cash adjustments to net income of $34.0 million, partially offset by negative changes in working capital of $8.5 million and net gains on the sale of operations and the discontinued operations transactions totaling $2.8 million. Non-cash adjustments to net income mainly consist of depreciation of fixed assets, amortization of intangible assets including client lists and non-compete agreements, amortization of the discount on convertible notes and deferred financing fees, provision for bad debts, adjustments to contingent purchase price liabilities, deferred income tax expense and stock-based compensation expense. Working capital resulted in a use of cash primarily from an increase in accounts receivable due to an increase in revenue resulting from the fourth quarter business acquisitions. Other impacts to the change in working capital include an increase in accounts payable due to increased activity from the acquisitions and the ongoing effort to manage payables, the increase in accrued compensation incentive accruals and the increase in income taxes payable due to the timing of tax payments. Cash provided by discontinued operations was $0.2 million.

During the year ended December 31, 2011, net cash provided by operating activities was $58.2 million and primarily consisted of net income of $28.0 million, non-cash adjustments to net income of $31.3 million, and net changes in working capital of $1.8 million. Partially offsetting these sources of cash were a net gain on the sale of operations and discontinued operations transactions totaling $2.3 million. The non-cash adjustments to net income primarily consist of depreciation of fixed assets, amortization of intangible assets including client lists and non-compete agreements, amortization of the discount on convertible notes and deferred financing fees, stock-based compensation expense, deferred income tax expense, provision for bad debts, and adjustments to contingent purchase price liabilities. Working capital resulted in a net source of cash primarily from an increase in accounts payable as a result of continued vendor management. Cash used by discontinued operations was $0.6 million.

During the year ended December 31, 2010, net cash provided by operating activities was $53.2 million and primarily consisted of net income of $24.5 million, non-cash adjustments to net income of $34.2 million, offset by a net loss on the discontinued operations transactions and sale of operations totaling $3.2 million. Non-cash adjustments to net income consist primarily of depreciation of fixed assets, amortization of intangibles assets including client lists and non-compete agreements, amortization of the discount on convertible notes and deferred financing fees, stock-based compensation expense, deferred income tax expense, provision for bad debts, loss on redemption of 2006 Notes, and adjustments to contingent purchase price liabilities. These non-cash adjustments to net income were partially offset by negative changes in working capital of $6.1 million. Working capital resulted in a use of cash primarily from slower collections on accounts receivable as evidenced by the increase in DSO to 72 days at December 31, 2010 from 66 days at December 31, 2009. This use of working capital was partially offset by sources of cash due to active vendor management, an increase in compensation incentive accruals, and an increase in restructuring charges related to the Florida office consolidation. Cash used by discontinued operations was $2.6 million.

Investing Activities

CBIZ’s investing activities typically result in a net use of cash, and generally consist of payments for business acquisitions and client lists, contingent payments associated with business acquired prior to 2009, purchases of capital equipment, net activity related to funds held for clients, and proceeds received from sales of divestitures and discontinued operations. Capital expenditures consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.

Investing uses of cash during the year ended December 31, 2012 primarily consisted of $93.3 million of net cash used for business acquisitions and contingent payments on prior acquisitions, net activity related to funds held for clients of $5.1 million, capital expenditures of $4.1 million, and additions to notes receivable of $3.4 million relating to acquisition activities. These uses were partially offset by $1.5 million of proceeds from the sale of divested and discontinued operations.

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

Net cash provided by financing activities during the year ended December 31, 2012 primarily consisted of $63.9 million in net proceeds on the credit facility and a net change of $5.1 million in client fund obligations as a result of timing of cash received and payments made. These proceeds were partially offset by $13.2 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions, $5.7 million to repurchase shares of CBIZ common stock and $0.6 million for debt issuance costs related to the amendment to the credit facility.

Net cash used in financing activities during the year ended December 31, 2011 included $39.3 million used to repay the 2006 Notes at par, $9.5 million used to repurchase shares of CBIZ common stock, $1.8 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions, and $0.6 million in cash used to pay for debt issuance costs related to the amendment of the credit facility. These uses of cash were substantially offset by sources of cash which include $26.1 million in net proceeds on the credit facility, net change of $22.4 million in client fund obligations as a result of timing of cash received and payments made, and $0.9 million in proceeds from the exercise of stock options, including tax benefits.

Net cash used in financing activities during the year ended December 31, 2010 include $60.0 million used to repurchase 2006 Notes at par, $86.2 million used to repurchase 13.4 million shares of CBIZ common stock, $6.6 million for debt issuance costs primarily related to the issuance of the 2010 Notes, net change of $13.9 million in client fund obligations as a result of timing of cash received and payments made, and $3.0 million in payments for contingent consideration included as part of the initial measurement of 2009 business acquisitions. These uses were substantially offset by sources of cash which included $130.0 million in proceeds from the issuance of the 2010 Notes, $8.9 million in net proceeds on the credit facility, and $1.4 million in proceeds from the exercise of stock options, including the related tax benefits.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Convertible notes(1)	$130,750	$—	$—	$130,000	$750	$—	$—
Interest on convertible notes	19,098	6,362	6,362	6,362	12	—	—
Credit facility(2)	208,900	—	—	208,900	—	—	—
Income taxes payable	1,372	1,372	—	—	—	—	—
Notes payable	7,439	6,217	1,222	—	—	—	—
Contingent purchase price liabilities(3)	30,012	12,844	7,854	9,057	129	128	—
Restructuring lease obligations(4)	5,658	1,592	1,201	1,239	1,135	451	40
Non-cancelable operating lease obligations(4)	153,157	35,575	28,775	24,661	21,741	16,505	25,900
Letters of credit in lieu of cash security deposits	2,516	45	250	—	835	—	1,386
Performance guarantees for non-consolidated affiliates	1,934	1,934	—	—	—	—	—
License bonds and other letters of credit	2,736	2,114	589	15	18	—	—

Total	$563,572	$68,055	$46,253	$380,234	$24,620	$17,084	$27,326

(1)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of the convertible notes on June 1, 2016 and can be redeemed by the Company at anytime.

(2)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(3)	Represents contingent earnout liability that is expected to be paid over the next six years to businesses CBIZ acquired on or after January 1, 2009.

(4)	Excludes cash expected to be received under subleases.

The above table does not reflect $3.6 million of unrecognized tax benefits, which the Company has recorded for uncertain tax positions as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.

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

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an ASA. Potential obligations under the guarantees totaled $1.9 million and $5.2 million at December 31, 2012 and 2011, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits. Letters of credit totaled $2.5 million at December 31, 2012 and 2011. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.7 million and $1.5 million at December 31, 2012 and 2011, respectively.

CBIZ has various agreements under which the Company may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2012, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Interest Rate Risk Management

CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At December 31, 2012 and 2011, CBIZ had a total of $40.0 million notional amount of interest rate swaps, of which $25 million will expire in June 2014 and the remaining $15 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

CBIZ carries $130.0 million in 2010 Notes bearing a fixed interest rate of 4.875%. The 2010 Notes mature on October 1, 2015 and may not be converted before July 31, 2015. CBIZ believes the fixed nature of these borrowings mitigate its interest rate risk.

In connection with payroll services provided to clients, CBIZ collects funds from its clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in accordance with the Company’s investment policy, which requires that all investments carry an investment grade rating at the time of initial investment. The interest income on these investments mitigates the interest rate risk for the borrowing costs of CBIZ’s credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility are based on market conditions.

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

Revenue Recognition

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured. Contract terms are typically contained in a signed agreement with the client (or when applicable, other third parties) which generally defines the scope of services to be provided, pricing of services, and payment terms generally ranging from invoice date to 90 days after invoice date. Billing may occur prior to, during, or upon completion of the service. CBIZ typically does not have acceptance provisions or right of refund arrangements included in these agreements. Contract terms vary depending on the scope of services provided, the deliverables, and the complexity of the engagement. CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition, as it relates to those groups, is provided in more detail in Note 1 to the accompanying consolidated financial statements.

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

During the fourth quarter of 2012 and 2011, CBIZ applied the principles as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-08 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”) in order to complete its goodwill impairment tests. In accordance with ASU 2011-08, CBIZ based its goodwill impairment testing on a qualitative assessment for each of its reporting units that carried a goodwill balance. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, the Company’s weighted average cost of capital, changes in management and key personnel, the price of the Company’s common stock, as well as other drivers of a fair value analysis. As part of the qualitative analysis, many estimates and assumptions were made that related to future economic trends, client behaviors, and other factors, all of which are beyond the control of management. As a result of the Company’s qualitative assessment, it was concluded that it was more-likely-than-not that the fair value of each of its reporting units was greater than its carrying value.

Long-Lived Assets

Long-lived assets primarily consist of property and equipment and intangible assets, which include client lists and non-compete agreements. The intangible assets are amortized over their expected periods of benefit, which generally ranges from two to fifteen years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets or groups of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis or market comparable method. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

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

Circumstances that could cause CBIZ’s estimates of effective income tax rates to change include the impact of information that subsequently becomes available as CBIZ prepares its corporate income tax returns; the level of actual pre-tax income; revisions to tax positions and valuation allowances taken as a result of further analysis and consultation; the receipt and expected utilization of federal and state income tax credits; and changes mandated as a result of audits by taxing authorities. Management believes it makes reasonable judgments using all significant information available when estimating income taxes.

Other Significant Policies

Other significant accounting policies, not involving the same level of management judgment and uncertainty as those discussed above, are also critical in understanding the consolidated financial statements. Those policies are described in Note 1 to the accompanying consolidated financial statements.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issue Accounting Standards Update (“ASU”) No. 2013-02 (“ASU 2013-02”) “Comprehensive Income (Topic 220): Reporting of amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income, but it does require disclosure of amounts reclassified out of accumulated other comprehensive income by component, as well as require the presentation of these amounts on the face of the statements of comprehensive income or in the notes to the consolidated financial statements. ASU 2013-02 will be effective for the reporting periods beginning after December 15, 2012. CBIZ is currently evaluating the impact of adopting ASU 2013-02, but currently believes there will be no significant impact on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at December 31, 2012 was $208.9 million. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2012, interest expense would increase or decrease approximately $1.7 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At December 31, 2012, CBIZ had a total of $40.0 million notional amount of interest rate swaps, of which $25 million will expire in June 2014 and the remaining $15 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. See Note 5 to the accompanying consolidated financial statements for further discussion regarding interest rate swaps.

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

Item 8.    Financial Statements and Supplementary Data.

The Financial Statements, together with the notes thereto and the report of KPMG LLP dated March 15, 2013 thereon, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item 15(a) hereof and are incorporated herein by reference.

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

There were no changes in the Company’s Internal Controls that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, CBIZ’s Internal Controls.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of management, including the Company’s CEO and CFO, CBIZ conducted an evaluation of its internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, the Company’s management has concluded that CBIZ’s internal control over financial reporting was effective as of December 31, 2012.

The Company acquired Diversified Industries, Inc. d/b/a Payroll Control Systems and PHBV Partners, L.L.P. on December 31, 2012, and management excluded from its assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, Diversified Industries, Inc. d/b/a Payroll Control Systems’ and PHBV Partners, L.L.P.’s internal control over financial reporting associated with total assets of $105.7 million included in the consolidated financial statements of the Company as of December 31, 2012.

CBIZ’s independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of CBIZ’s internal control over financial reporting which appears in Item 8 of this Annual Report.

Item 9B.    Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2013 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

Name	Age	Position(s)
Executive Officers and Directors:
Steven L. Gerard(1)	67	Chairman and Chief Executive Officer
Rick L. Burdick(1)	61	Lead Director and Vice Chairman
Michael H. DeGroote	52	Director
Joseph S. DiMartino(3)(4)	69	Director
Richard C. Rochon(2)(3)(4)	55	Director
Todd J. Slotkin(2)(3)(4)	59	Director
Donald V. Weir(2)(3)	71	Director
Benaree Pratt Wiley(3)(4)	66	Director
Jerome P. Grisko, Jr.(1)	51	President and Chief Operating Officer
Ware H. Grove	62	Senior Vice President and Chief Financial Officer
Michael W. Gleespen	54	Secretary and General Counsel
Other Key Employees:
David J. Sibits	61	President, Financial Services
Robert A. O’Byrne	56	President, Employee Services
G. Darrell Hulsey	43	President, MMP
Michael P. Kouzelos	44	Senior Vice President, Strategic Initiatives
George A. Dufour	66	Senior Vice President and Chief Technology Officer
Mark M. Waxman	56	Senior Vice President and Chief Marketing Officer
Teresa E. Bur	48	Senior Vice President, Human Resources
Kelly J. Marek	42	Treasurer
Andrew K. Dambrosio	55	Controller

(1)	Member of Management Executive Committee

(2)	Member of Audit Committee

(3)	Member of Nominating & Governance Committee

(4)	Member of Compensation Committee

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

Michael H. DeGroote, son of CBIZ founder Michael G. DeGroote, was appointed a Director of CBIZ in November, 2006. Mr. DeGroote currently serves as President of Westbury International, a full-service real estate development company, specializing in commercial/industrial land, residential development and property management. Prior to joining Westbury, Mr. DeGroote was Vice President of MGD Holdings and previously held a management position with Cooper Corporation. Mr. DeGroote sits on the Board of Directors of Progressive Waste Solutions Ltd. He also serves on the Board of Governors of McMaster University in Hamilton, Ontario.

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

Richard C. Rochon has served as a Director of CBIZ since October 1996, when he was elected as an independent director. Mr. Rochon is Chairman and Chief Executive Officer of Royal Palm Capital Management, a private investment and management firm that he founded in March 2002. From 1985 to February 2002 Mr. Rochon served in various capacities with Huizenga Holdings, Inc., a management and holding company owned by H. Wayne Huizenga, where he last served as President. Mr. Rochon has also served as a director of Devcon International, a provider of electronic security services, from July 2004 until September 2009. Additionally, Mr. Rochon had been a director of SunAir Services, Inc., a provider of pest-control and lawn care services from February 2005 until December 2009. Mr. Rochon was also a director of Bancshares of Florida, a full-service commercial bank from 2002 through February 2007. Mr. Rochon was Chairman and CEO of Coconut Palm Acquisition Corp., a newly organized blank check company from September 2005 through June 2007. Mr. Rochon was also employed as a certified public accountant by the public accounting firm of Coopers and Lybrand from 1979 to 1985. Mr. Rochon received his B.S. in accounting from Binghamton University in 1979 and Certified Public Accounting designation in 1981.

Todd J. Slotkin has served as a Director of CBIZ since September 2003, when he was elected as an independent director. In 2011, Mr. Slotkin was appointed the Managing Partner of Newton Pointe LLC, an advisory firm, a position he also held during the period 2007-2008. Also in 2011, Mr. Slotkin became the lead independent director of Apollo Senior Floating Rate Fund, Inc. Between 2008 and 2010, Mr. Slotkin was a Senior Managing Director of Irving Place Capital. From 2006 to 2007 Mr. Slotkin served as a Managing Director of Natixis Capital Markets. From 1992 to 2006, Mr. Slotkin served as a SVP (1992-1998) and EVP and Chief Financial Officer (1998-2006) of MacAndrews & Forbes Holdings Inc. Additionally, he was the EVP and CFO of publicly owned M&F Worldwide (1998-2006). Prior to 1992, Mr. Slotkin spent 17 years with Citigroup, ultimately serving as Senior Managing Director and Senior Credit Officer. Mr. Slotkin served on the Board of Martha Stewart Living Omnimedia from 2008 to 2012. He was head of the Audit Committee and Special Committee. Mr. Slotkin is Chairman, Director and co-founder of the Food Allergy Research & Education, Inc., formerly known as the Food Allergy Initiative. Mr. Slotkin formerly served on the Board of Managers of AlliedBarton and the Board of Directors of TransTech Pharma within the last five years.

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

Benaree Pratt Wiley has served as a Director of CBIZ since May 2008, when she was elected as an independent director. Ms. Wiley is a Principal of The Wiley Group, a firm specializing in personnel strategy, talent management, and leadership development primarily for global insurance and consulting firms. Ms. Wiley served as the President and Chief Executive Officer of The Partnership, Inc., a talent management organization for multicultural professionals in the greater Boston region for fifteen years before retiring in 2005. Ms. Wiley is currently a director on the boards of the Dreyfus Family of Funds and Blue Cross and Blue Shield of Massachusetts. Ms. Wiley also chairs the PepsiCo African American Advisory Board. Her civic activities include serving on the boards of The Boston Foundation, the Efficacy Institute, Howard University and Dress for Success Boston.

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

Other Key Employees:

David J. Sibits is President of CBIZ’s Financial Services practice group. Prior to joining CBIZ in May 2007, Mr. Sibits was Executive Managing Director of RSM McGladrey’s Ohio region from 2005 to 2007. Prior to RSM McGladrey’s acquisition of American Express Tax and Business Services (“TBS”), he was the Executive Managing Director of the TBS Eastern Region, which included 35 offices in 13 states. Mr. Sibits was an integral member of the TBS senior leadership team and worked with his colleagues at RSM McGladrey to ensure a smooth integration with TBS. Mr. Sibits was also the Managing Shareholder of Hausser & Taylor LLC from 1992 to January 2004.

Robert A. O’Byrne has served as President of CBIZ’s Employee Services practice group since December 1998. Mr. O’Byrne served as President and Chief Executive Officer of employee benefits brokerage/consulting firms

Robert D. O’Byrne and Associates, Inc. and The Grant Nelson Group, Inc. prior to their acquisition by CBIZ in December 1997. Mr. O’Byrne has more than 35 years of experience in the insurance and benefits consulting field.

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

Michael P. Kouzelos joined CBIZ in June 1998, was appointed Senior Vice President of Strategic Initiatives in September 2005 and also currently serves as the Chief Operating Officer of the Employee Services Division. Mr. Kouzelos served as Vice President of Strategic Initiatives from April 2001 through August 2005, as Vice President of Shared Services from August 2000 to March 2001, and as Director of Business Integration from June 1998 to July 2000. Mr. Kouzelos was associated with KPMG LLP, an international accounting firm, from 1990 to September 1996 and received his Masters in Business Administration from The Ohio State University in May of 1998. Mr. Kouzelos is a CPA (inactive) and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

George A. Dufour was appointed Senior Vice President and Chief Technology Officer in July 2001. Prior to joining CBIZ, Mr. Dufour served as Corporate Director of Information Access Services for University Hospitals Health Systems (“UHHS”), where he achieved substantial cost savings by consolidating information systems resources throughout the health system. Prior to joining UHHS in 1999, Mr. Dufour served as Vice President and CIO for Akron General Health Systems. From 1986 through 1994, Mr. Dufour was with Blue Cross/Blue Shield of Ohio (“BCBSO”) and served most recently there as Director of Information Systems Development. Mr. Dufour also served as Vice President of Management Information Systems (“MIS”) for Mutual Health Services, a subsidiary of BCBSO. Prior to BCBSO, Mr. Dufour was the Director of MIS for the Automotive Aftermarket Division of the Sherwin Williams Company. Mr. Dufour commenced his career in information technology, which includes tenures at Cook United, Cole National Corporation, General Tire & Rubber, Picker Corporation, and the Institute of Computer Management, a division of Litton Industries. Mr. Dufour is a member of the northeast Ohio chapter of Society for Information Management and the National Information Technology Alliance for Professional Services firms. Mr. Dufour currently serves as the Chairman of the Board of Directors of the Information Technology Alliance, is an advisory member for the Northeast Ohio CIO Symposium, a member of the Technology Advisory Committee for the Cleveland Sight Center, a member of the Tri C Economic Development Employer Board and an advisory member of the Cleveland CIO Forum and Executive IT Summit. Mr. Dufour was awarded the 2007 Northeast Ohio CIO of the Year award from the Northeast Ohio Software Association. Mr. Dufour earned his MBA from Baldwin Wallace College.

Mark M. Waxman has served as Chief Marketing Officer since 2001. Mr. Waxman has over twenty-five years experience in marketing and branding. Prior to joining CBIZ, he was CEO/Creative Director of one of Silicon Valley’s most well-known advertising agencies, Carter Waxman. Most recently, he was a founding partner of SK Consulting (acquired by CBIZ in 1998) providing strategic marketing and branding services to a wide range of companies and industries. Mr. Waxman has been a featured marketing columnist and contributor to many business and trade publications, and currently serves on the Advisory Board of several Silicon Valley start ups. He also serves on the Board of Trustees of the Montalvo Center for the Arts and the West Valley Mission Foundation, and is a past Chairman of the Board of Artsopolis.com and a past Chairman of the Board of the Silicon Valley Chamber of Commerce.

Teresa E. Bur served as Vice President of Human Resources since January 1999 and was appointed Senior Vice President in 2006. From 1995 to 1999 Ms. Bur served as Director of Human Resources for Robert D. O’Byrne & Associates, Inc. and The Grant Nelson Group, Inc., subsidiaries of CBIZ now known as CBIZ Employee

Services, Inc. Ms. Bur has over 20 years of experience in human resources, is an active member of the Society of Human Resources Management, and is certified as a Senior Professional in Human Resources. In addition, Ms. Bur is an Executive Board member of CBIZ Women’s Advantage.

Kelly J. Marek joined CBIZ in December 1998 and was appointed Corporate Treasurer in April 2005. Mrs. Marek served as Corporate Controller from July 1999 through March 2005, and as Manager of External Reporting from December 1998 to June 1999. Prior to joining CBIZ, Mrs. Marek was associated with KPMG LLP, an international accounting firm, from 1992 to December 1998, serving as a Senior Manager of such firm from July 1998 to December 1998. Mrs. Marek is a CPA (inactive) and a member of the American Institute of Certified Public Accountants, the Ohio Society of Certified Public Accountants and the Association for Financial Professionals. Mrs. Marek currently serves on the Board of Trustees for Northeastern Ohio Treasury Management Association (“NEOTMA”) and served as President of the NEOTMA in 2011 and 2012.

Andrew K. Dambrosio joined CBIZ in September 2012 as Corporate Controller. Prior to joining CBIZ, Mr. Dambrosio served as Controller and Executive Director of Financial Planning and Analysis for American Greetings Corporation’s North American Greeting Card Division from January 2004 through February 2012. Prior to joining American Greetings Corporation, Mr. Dambrosio was Corporate Controller for LESCO, Inc. from December 2000 through January 2004. Since beginning his career in 1979, Mr. Dambrosio has held various financial and accounting positions with companies representing a variety of industries, including American Greetings.COM, Picker International, Inc., Medusa Corporation and NACCO Industries, Inc. Mr. Dambrosio is a CPA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

Item 11.	Executive Compensation.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2013 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2013 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2013 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

The following is a summary of certain agreements and transactions between or among CBIZ and certain related parties. It is CBIZ’s policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties. Based on CBIZ’s experience and the terms of its transactions with unaffiliated parties, it is the Audit Committee of the Board of Directors’ and managements’ belief that the transactions described below met these standards at the time of the transactions. Management reviews these transactions as they occur and monitors them for compliance with the Company’s Code of Conduct, internal procedures and applicable legal requirements. The Audit Committee reviews and ratifies such transactions annually, or as they are more frequently brought to the attention of the Audit Committee by the Company’s Director of Internal Audit, General Counsel or other members of management.

A director is considered independent under NYSE rules if the Board of Directors determines that the director does not have any direct or indirect material relationship with CBIZ. Mr. Gerard is an employee of CBIZ and therefore has been determined by the Nominating and Governance Committee and the full Board to fall outside the definition of “independent director”. Rick L. Burdick, Michael H. DeGroote, Joseph S. DiMartino, Richard C. Rochon, Todd J. Slotkin, Donald V. Weir and Benaree Pratt Wiley are Non-Employee Directors of CBIZ. The Nominating and Governance Committee and the Board of Directors have determined that each of Rick L. Burdick, Joseph S. DiMartino, Richard C. Rochon, Todd J. Slotkin, Donald V. Weir and Benaree Pratt Wiley are “independent directors” within the meaning of the rules of the NYSE, since they had no material relationship with the Company other than their status and payment as Non-Employee Directors and as Stockholders. The Nominating and Governance Committee and the Board of Directors have determined that Mssrs. Rochon, Slotkin and Weir are independent under the SEC’s audit committee independence standards.

In connection with these independence determinations, the Nominating and Governance Committee and the Board of Directors considered all of the relationships between each director and CBIZ, and in particular the following relationships:

•

Rick L. Burdick, a Director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). Akin Gump performed legal work for CBIZ during 2012, 2011 and 2010 for which the firm received approximately $0.2 million, $0.5 million and $0.8 million, respectively, from CBIZ. The Nominating and Governance Committee and the Board of Directors have determined that Mr. Burdick should be considered an “independent director” under the meaning of the NYSE rules, since the amounts paid to the law firm of Akin Gump for legal representation of CBIZ throughout 2012 were not collectively significant under the NYSE rules governing director independence.

•

The Committee and the Board determined that Michael H. DeGroote should not be considered an “independent director” under the meaning of the NYSE rules, primarily in light of his relationship to a significant stockholder of the Company. Mr. DeGroote is the son of Michael G. DeGroote, the beneficiary of a trust which is the largest single stockholder for the purposes of determining independence. He is also an officer or director of various privately held companies that obtain several types of insurance coverage through a CBIZ subsidiary. The commissions paid to CBIZ for each of the years ended December 31, 2012, 2011 and 2010 were approximately $0.1 million.

•

Richard C. Rochon, a Director of CBIZ, is an officer or director of, or holds or controls a significant but not controlling interest in, various entities which obtained business advisory and tax services provided by a CBIZ subsidiary. The fees paid to this subsidiary totaled approximately $0.3 million in 2012 and $0.4 million in 2011. The Nominating and Governance Committee and the Board of Directors determined that Mr. Rochon should be considered an “independent director” since the amounts paid were not collectively significant under the NYSE rules governing director independence.

Pursuant to the Westbury Agreement entered into on September 14, 2010 by CBIZ with its largest stockholder, Westbury, a company organized by CBIZ founder Michael G. DeGroote, CBIZ purchased 7,716,669 shares of CBIZ’s common stock at $6.25 per share for a total cost of approximately $48.5 million. Pursuant to the Westbury Agreement, CBIZ also purchased an option for $5.0 million, which expires on September 30, 2013, to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury.

A number of the businesses acquired by CBIZ are located in properties that are indirectly owned by persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, under such leases which management believes were at market rates.

CBIZ maintains joint-referral relationships and ASAs with independent licensed CPA firms under which CBIZ provides administrative services in exchange for a fee. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries and provide audit and attest services to clients including CBIZ’s clients. The CPA firms with which CBIZ maintains administrative service agreements operate as limited liability companies or professional corporations. The firms are separate legal entities with separate governing bodies and officers.

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

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $1.9 million and $3.4 million as of December 31, 2012 and 2011, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

Item 14.	Principal Accountant Fees and Services.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2013 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

Exhibit No.	Description

2.1	Purchase Agreement, dated November 24, 2008, among CBIZ, Inc., CBIZ Accounting Tax & Advisory of New York, LLC, Mahoney Cohen & Company, CPA, P.C., Mahoney Cohen Consulting Corp., Mahoney Cohen Family Office Services LLC and the members of Mahoney Cohen Family Office Services LLC (filed as Exhibit 2.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 25, 2008, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 0-25890, and incorporated herein by reference).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated October 17, 1996 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-25890, dated March 31, 1997, and incorporated herein by reference).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company effective December 23, 1997 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-25890, dated February 18, 1998, and incorporated herein by reference).

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company dated September 10, 1998 (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-25890, dated March 4, 1999, and incorporated herein by reference).

3.5	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-25890, dated March 16, 2006, and incorporated herein by reference).

3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10, File No. 000-25890, and incorporated herein by reference).

Exhibit No.	Description

3.7	Amendment to Amended and Restated Bylaws of the Company dated November 1, 2007 (filed as Exhibit 3.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 1, 2007, and incorporated herein by reference).

4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 1998, File No. 000-25890, dated March 4, 1999, and incorporated herein by reference).

4.2	Employee Stock Investment Plan (filed as Exhibit 4.4 to the Company’s Report on Form S-8, File No. 000-333-62148, dated June 1, 2001, and incorporated herein by reference).

4.3	Indenture, dated as of May 30, 2006, between CBIZ, Inc. and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K, File No. 000-25890, dated May 30, 2006, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of May 30, 2006, between CBIZ, Inc. and Banc of America Securities, LLC (filed as Exhibit 4.2 to the Company’s Report on Form 8-K, File No. 000-25890, dated May 30, 2006, and incorporated herein by reference).

4.5	Indenture, dated as of September 27, 2010, between CBIZ, Inc. and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K, File No. 0001-32961, dated September 27, 2010, and incorporated herein by reference).

10.1†	2002 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, File No. 000-25890, dated April 1, 2002, and incorporated herein by reference).

10.2†	Severance Protection Agreement by and between the Company and Jerome P. Grisko, Jr. (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-25890, dated April 2, 2001, and incorporated herein by reference).

10.3†	Employment Agreement by and between the Company and Ware H. Grove (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-25890, dated April 2, 2001, and incorporated herein by reference).

10.4†	First Amended and Restated Employment Agreement by and between the Company and Steven L. Gerard dated March 22, 2007 (filed as Exhibit 99.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated March 23, , 2007, and incorporated herein by reference).

10.5†	Employment Agreement by and between the Company and David J. Sibits, dated April 17, 2007 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-32961, dated March 17, 2008, and incorporated herein by reference).

10.6	Credit agreement dated as of June 4, 2010 by and among CBIZ, Inc., Bank of America, N.A., as agent, lender, issuing band and swing line bank, and the other financial institutions from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated June 10, 2010, and incorporated herein by reference).

10.7	Stock and Option Purchase Agreement dated September 14, 2010, by and among Westbury (Bermuda) Ltd., Westbury Trust, Michael G. DeGroote, and CBIZ, Inc. (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 17, 2010, and incorporated herein by reference).

10.8	First Amendment to Credit Agreement, dated as of September 14, 2010, by and among CBIZ, Inc., the Guarantors (as defined in the Credit Agreement), the several financial institutions from time to time party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 17, 2010, and incorporated herein by reference).

Exhibit No.	Description

10.9	Purchase Agreement, dated as of September 21, 2010, between CBIZ, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers named in Schedule A thereto (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 27, 2010, and incorporated herein by reference).

10.10†	Amended Employment Agreement by and between the Company and Ware H. Grove, dated November 22, 2010 (filed as Exhibit 99.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 24, 2010, and incorporated herein by reference).

10.11	Second Amendment to the Credit Agreement, dated as of April 11, 2011, by and among CBIZ, Inc., Bank of America, N.A., as administrative agent, and the other financial institutions from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 13, 2011, and incorporated herein by reference).

10.12†	CBIZ, Inc. 2002 Amended and Restated Stock Incentive Plan (Amended and Restated as of May 12, 2011), (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated August 9, 2011, and incorporated herein by reference).

10.13	Third Amendment to the Credit Agreement, dated as of August 30, 2012, by and among CBIZ, Inc., the Guarantors (as defined in the Credit Agreement), the several financial institutions from time to time party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, filed with the SEC on September 4, 2012, and incorporated herein by reference).

21.1*	List of Subsidiaries of CBIZ, Inc.

23*	Consent of KPMG LLP

24*	Powers of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from CBIZ, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets at December 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.

**	Indicates documents furnished herewith.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CBIZ, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBIZ, INC. (REGISTRANT)

By	/s/ WARE H. GROVE
Ware H. Grove
Chief Financial Officer
March 15, 2013

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
Benaree Pratt Wiley
Director

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CBIZ, Inc.:

We have audited CBIZ, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Diversified Industries, Inc. d/b/a Payroll Control Systems and PHBV Partners, L.L.P. on December 31, 2012, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, Diversified Industries, Inc. d/b/a Payroll Control Systems’ and PHBV Partners, L.L.P.’s internal control over financial reporting associated with total assets of $105.7 million included in the consolidated financial statements of the Company as of December 31, 2012. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Diversified Industries, Inc. d/b/a Payroll Control Systems and PHBV Partners, L.L.P.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CBIZ, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Cleveland, Ohio

March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CBIZ, Inc.:

We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012 as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Cleveland, Ohio

March 15, 2013

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(In thousands, except per share data)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$899	$1,613
Restricted cash	19,627	19,838
Accounts receivable, net	154,973	137,073
Income taxes refundable	—	3,898
Deferred income taxes — current, net	7,872	8,056
Other current assets	12,112	11,438
Assets of discontinued operations	267	559

Current assets before funds held for clients	195,750	182,475
Funds held for clients	154,447	109,854

Total current assets	350,197	292,329
Property and equipment, net	20,391	21,802
Goodwill and other intangible assets, net	551,219	458,340
Assets of deferred compensation plan	39,779	33,585
Other assets	8,570	6,301

Total assets	$970,156	$812,357

LIABILITIES
Current liabilities:
Accounts payable	$39,478	$34,960
Income taxes payable	1,372	—
Accrued personnel costs	39,112	33,658
Notes payable — current	6,217	13,986
Contingent purchase price liability — current	12,844	13,646
Other current liabilities	16,552	19,933
Liabilities of discontinued operations	173	199

Current liabilities before client fund obligations	115,748	116,382
Client fund obligations	154,119	109,800

Total current liabilities	269,867	226,182
Convertible notes, net	122,416	119,778
Bank debt	208,900	145,000
Income taxes payable — non-current	4,009	4,441
Deferred income taxes — non-current, net	2,349	1,893
Deferred compensation plan obligations	39,779	33,585
Contingent purchase price liability — non-current	17,168	11,679
Other non-current liabilities	10,436	9,641

Total liabilities	674,924	552,199

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 112,374 and 111,060; shares outstanding 50,365 and 50,036	1,124	1,111
Additional paid-in capital	560,810	551,205
Retained earnings	105,131	73,985
Treasury stock, 62,009 and 61,024 shares	(371,080)	(365,364)
Accumulated other comprehensive loss	(753)	(779)

Total stockholders’ equity	295,232	260,158

Total liabilities and stockholders’ equity	$970,156	$812,357

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands, except per share data)

	2012	2011	2010
Revenue	$766,094	$733,805	$730,401
Operating expenses	680,195	644,269	644,335

Gross margin	85,899	89,536	86,066
Corporate general and administrative expenses	30,422	31,583	29,584

Operating income	55,477	57,953	56,482
Other income (expense):
Interest expense	(16,262)	(17,355)	(15,308)
Gain on sale of operations, net	2,766	2,920	466
Other income, net	8,422	3,449	3,532

Total other expense, net	(5,074)	(10,986)	(11,310)

Income from continuing operations before income tax expense	50,403	46,967	45,172
Income tax expense	19,328	18,383	17,017

Income from continuing operations	31,075	28,584	28,155
Loss from operations of discontinued operations, net of tax	(19)	(591)	(2,668)
Gain (loss) on disposal of discontinued operations, net of tax	90	14	(973)

Net income	$31,146	$28,007	$24,514

Earnings (loss) per share:
Basic:
Continuing operations	$0.63	$0.58	$0.49
Discontinued operations	—	(0.01)	(0.07)

Net income	$0.63	$0.57	$0.42

Diluted:
Continuing operations	$0.63	$0.58	$0.48
Discontinued operations	—	(0.02)	(0.06)

Net income	$0.63	$0.56	$0.42

Basic weighted average common shares outstanding	49,002	49,328	57,692

Diluted weighted average common shares outstanding	49,252	49,599	58,193

Comprehensive Income:

Net Income	$31,146	$28,007	$24,514
Other comprehensive income:

Net unrealized gain (loss) on available-for-sale securities, net of income taxes	181	638	(57)

Net unrealized (loss) gain on interest rate swaps, net of income taxes	(93)	(412)	110

Foreign currency translation	(62)	(65)	(71)

Total other comprehensive income (loss)	26	161	(18)

Total comprehensive income	$31,172	$28,168	$24,496

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

	Issued Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2009	108,075	$1,081	$518,637	$21,464	46,139	$(269,642)	$(922)	$270,618

Net income	—	—	—	24,514	—	—	—	24,514
Other comprehensive loss							(18)	(18)
Issuance of convertible notes, net of taxes of $5,024	—	—	8,555	—	—	—	—	8,555
Share repurchases	—	—	—	—	13,439	(86,209)	—	(86,209)
Restricted stock	379	3	(3)	—	—	—	—	—
Stock options exercised	304	3	1,217	—	—	—	—	1,220
Share-based compensation	—	—	5,306	—	—	—	—	5,306
Tax benefit from employee share plans	—	—	54	—	—	—	—	54
Business acquisitions	868	9	5,623	—	—	—	—	5,632

December 31, 2010	109,626	$1,096	$539,389	$45,978	59,578	$(355,851)	$(940)	$229,672

Net income	—	—	—	28,007	—	—	—	28,007
Other comprehensive income							161	161
Share repurchases	—	—	—	—	1,446	(9,513)	—	(9,513)
Restricted stock	483	6	(6)	—	—	—	—	—
Stock options exercised	220	2	766	—	—	—	—	768
Share-based compensation	—	—	5,954	—	—	—	—	5,954
Tax benefit from employee share plans	—	—	76	—	—	—	—	76
Business acquisitions	731	7	5,026	—	—	—	—	5,033

December 31, 2011	111,060	$1,111	$551,205	$73,985	61,024	$(365,364)	$(779)	$260,158

Net income	—	—	—	31,146	—	—	—	31,146
Other comprehensive income							26	26
Share repurchases	—	—	—	—	985	(5,716)	—	(5,716)
Restricted stock	489	5	(5)	—	—	—	—	—
Share-based compensation	—	—	5,888	—	—	—	—	5,888
Tax expense from employee share plans	—	—	(1,057)	—	—	—	—	(1,057)
Business acquisitions	825	8	4,779	—	—	—	—	4,787

December 31, 2012	112,374	$1,124	$560,810	$105,131	62,009	$(371,080)	$(753)	$295,232

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$31,146	$28,007	$24,514
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from discontinued operations activities, net of tax	(71)	577	3,640
Gain on sale of operations, net	(2,766)	(2,920)	(466)
Loss on redemption of convertible bonds	—	—	1,996
Asset impairments	—	—	263
Depreciation and amortization expense	21,395	20,345	20,332
Amortization of discount on notes and deferred financing costs	4,227	4,820	5,462
Amortization of discount on contingent earnout liability	181	186	177
Provision for credit losses and bad debt, net of recoveries	5,129	6,559	4,453
Adjustment to contingent earnout liability	(1,135)	(3,479)	(1,516)
Deferred income taxes	(1,721)	(2,899)	(2,079)
Employee stock awards	5,888	5,954	5,306
Excess tax benefits from share based payment arrangements	—	(171)	(196)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	518	333	(416)
Accounts receivable, net	(14,235)	(1,570)	(12,763)
Other assets	(5,595)	448	1,301
Accounts payable	4,135	4,212	5,312
Income taxes payable	4,786	(1,176)	(1,054)
Accrued personnel costs	5,258	560	(1,259)
Other liabilities	(3,339)	(1,019)	2,819

Net cash provided by continuing operations	53,801	58,767	55,826
Operating cash flows provided by (used in) discontinued operations	247	(593)	(2,641)

Net cash provided by operating activities	54,048	58,174	53,185

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(93,310)	(27,515)	(49,402)
Purchases of client fund investments	(5,742)	(19,643)	(15,840)
Proceeds from the sales and maturities of client fund investments	6,926	11,507	10,700
Proceeds on sales of divested and discontinued operations	1,540	1,036	8,060
(Increase) decrease in funds held for clients	(6,256)	(16,734)	19,052
Additions to property and equipment, net	(4,067)	(4,259)	(2,682)
Payments on notes receivable, net	(3,384)	58	18
Other	(22)	(22)	(19)

Net cash used in investing activities	(104,315)	(55,572)	(30,113)

Cash flows from financing activities:
Proceeds from bank debt	549,450	484,150	554,955
Payment of bank debt	(485,550)	(458,050)	(546,055)
Proceeds from issuance of convertible notes	—	—	130,000
Repurchase of convertible notes	—	(39,250)	(60,000)
Payment for acquisition of treasury stock	(5,716)	(9,513)	(86,209)
Increase (decrease) in client funds obligations	5,126	22,438	(13,912)
Payment of contingent consideration of acquisitions	(13,183)	(1,824)	(2,971)
Proceeds from exercise of stock options	—	768	1,220
Payment of notes payable and capitalized leases, net	—	—	(154)
Deferred financing costs	(574)	(603)	(6,596)
Excess tax benefit from exercise of stock awards	—	171	196

Net cash provided by (used in) financing activities	49,553	(1,713)	(29,526)

Net (decrease) increase in cash and cash equivalents	(714)	889	(6,454)
Cash and cash equivalents at beginning of year	1,613	724	7,178

Cash and cash equivalents at end of year	$899	$1,613	$724

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

The CPA firms with which CBIZ maintains ASAs may operate as limited liability companies or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the ASAs nor the providing of services there under is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of their respective services.

Fees earned by CBIZ under the ASAs are recorded as revenue (at net realizable value) in the consolidated statements of comprehensive income and were approximately $116.1 million, $109.1 million and $110.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, a majority of which was related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis. Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management’s estimates and assumptions include, but are not limited to, estimates of collectability of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, estimates of accrued liabilities (such as incentive compensation, self-funded health insurance accruals, legal reserves, income tax uncertainties, future contingent purchase price obligations, and consolidation and integration reserves), the provision for income taxes, the realizability of deferred tax assets, and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Reclassifications

Certain amounts in the 2011 and 2010 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term highly liquid investments with an original maturity of three months or less at the date of purchase.

Restricted Cash

Funds held by CBIZ in relation to its capital and investment advisory services are recorded in restricted cash as those funds are restricted in accordance with applicable Financial Industry Regulatory Authority regulations. Funds on deposits from clients in connection with the pass-through of insurance premiums to the carrier are also recorded in restricted cash; the related liability for these funds is recorded in accounts payable. Funds held in escrow related to sales of operations are also classified as restricted cash.

Funds Held for Clients and Client Fund Obligations

Services provided by CBIZ’s payroll operations include the preparation of payroll checks, federal, state, and local payroll tax returns, and flexible spending account administration. In relation to these services, as well as other similar service offerings, CBIZ collects funds from its clients’ accounts in advance of paying client obligations. Funds that are collected before they are due are segregated and reported separately as “Funds Held for Clients” in the consolidated balance sheets. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds.

Funds Held for Clients are reported as current and non-current assets, as appropriate, based upon characteristics of the underlying investments, and Client Fund Obligations are reported as current liabilities. Funds Held for Clients include cash, overnight investments and corporate and municipal bonds (see Note 5 for further discussion of investments). If the par value of investments held does not approximate fair value, the balance in Funds Held for Clients may not be equal to the balance in Client Fund Obligations. The amount of collected but not yet remitted funds may vary significantly during the year based on the timing of clients’ payroll periods.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Goodwill

CBIZ utilizes the acquisition method of accounting for all business combinations. In accordance with generally accepted accounting principles (“GAAP”), goodwill is not amortized, but rather is tested for impairment annually, or in between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. CBIZ tests for impairment of its goodwill during the fourth quarter of each calendar year. See Note 4 for additional discussion regarding goodwill impairment testing.

Long-Lived Assets

Long-lived assets primarily consist of property and equipment and intangible assets, which include client lists and non-compete agreements. The intangible assets are amortized over their expected periods of benefit, which generally ranges from two to fifteen years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets or groups of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis or market comparable method. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

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

Employee Services — Revenue consists primarily of brokerage and agency commissions, fee income for administering health and retirement plans and payroll service fees. Revenue also includes investment income related to client payroll funds that are held in CBIZ accounts, as is industry practice. A description of the revenue recognition, based on the service provided, insurance product sold, and billing arrangement, is provided below:

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

commissions to be received directly from insurance companies (direct billing) are recognized when the data necessary from the carriers to properly record revenue becomes available; and life insurance commissions are recognized when the policy becomes effective. Commission revenue is reported net of sub-broker commissions and reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

Commissions which are based upon certain performance targets are recognized at the earlier of written notification that the target has been achieved or cash collection.

•

Fee income — Fee income is recognized in the period in which services are provided and may be based on predetermined agreed-upon fixed fees, actual hours incurred on an hourly fee basis, or asset-based fees. Revenue for fixed-fee arrangements is recognized on a straight-line basis over the contract period, as these services are provided to clients continuously throughout the term of the arrangement. Revenue which is based upon actual hours incurred is recognized as services are performed.

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

•

Health Care Consulting — Clients are billed for health care consulting services based upon a predetermined agreed-upon fixed fee, a time and expense model, or as a percentage of savings. Revenue for fixed fee and time and expense arrangements is recognized over the performance period based upon

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

actual hours incurred, and revenue that is contingent upon savings is recognized after contingencies have been resolved and verified by a third party.

•

Mergers & Acquisitions — Clients are billed monthly for non-refundable retainer fees or upon the completion of a transaction (success fees). Revenue associated with non-refundable retainer fees is recognized on a straight-line basis over the life of the engagement as services are performed throughout the term of the contract period of the arrangement. Revenue associated with success fee transactions is recognized when the transaction is completed.

Operating Expenses

Operating expenses represent costs of service and other costs incurred to operate CBIZ’s business units and are primarily comprised of personnel costs and occupancy related expenses. Personnel costs include base compensation, commissions, payroll taxes, gains or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include share-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized. Total personnel costs were $507.7 million, $476.0 million and $481.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $45.0 million, $44.4 million and $45.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Operating Leases

CBIZ leases most of its office facilities and equipment under various operating leases. Rent expense under such leases is recognized evenly throughout the term of the lease obligation when the total lease commitment is a known amount, and recorded on a cash basis when future rent payment increases under the obligation are unknown due to rent escalations being tied to factors that are not currently measurable (such as increases in the consumer price index). Differences between rent expense recognized and the cash payments required under operating lease agreements are recorded in the consolidated balance sheets as other non-current liabilities.

CBIZ may receive incentives to lease office facilities in certain areas. Such incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term.

Share-Based Awards

The measurement and recognition of compensation cost for all share-based payment awards made to employees and non-employee directors is based on the fair value of the award. Accordingly, CBIZ recognizes share-based compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of up to four years. Share-based compensation expense is recorded in the consolidated statements of comprehensive income as operating expenses or corporate general and administrative expenses, depending on where the respective individual’s compensation is recorded.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issue Accounting Standards Update (“ASU”) No. 2013-02 (“ASU 2013-02”) “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 does not change the current

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

requirements for reporting net income or other comprehensive income, but it does require disclosure of amounts reclassified out of accumulated other comprehensive income by component, as well as require the presentation of these amounts on the face of the statements of comprehensive income or in the notes to the consolidated financial statements. ASU 2013-02 will be effective for the reporting periods beginning after December 15, 2012. CBIZ is currently evaluating the impact of adopting ASU 2013-02, but currently believes there will be no significant impact on its consolidated financial statements.

2.	Accounts Receivable, Net

Accounts receivable, net balances at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Trade accounts receivable	$125,787	$113,143
Unbilled revenue, at net realizable value	41,005	33,150

Total accounts receivable	166,792	146,293
Allowance for doubtful accounts	(11,819)	(9,220)

Accounts receivable, net	$154,973	$137,073

3.	Property and Equipment, Net

Property and equipment, net at December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Buildings and leasehold improvements	$18,683	$19,155
Furniture and fixtures	24,512	23,858
Capitalized software	44,597	44,035

Equipment	18,341	18,899

Total property and equipment	106,133	105,947
Accumulated depreciation and amortization	(85,742)	(84,145)

Property and equipment, net	$20,391	$21,802

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Operating expenses	$5,830	$6,239	$6,924
Corporate general and administrative expenses	307	339	376

Total depreciation and amortization expense	$6,137	$6,578	$7,300

Included in total depreciation and amortization expense is amortization of capitalized software of $1.5 million, $2.0 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

4.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Goodwill	$440,709	$377,281
Intangibles:
Client lists	168,699	128,537
Other intangibles	9,644	9,826

Total intangibles	178,343	138,363

Total goodwill and other intangibles assets	619,052	515,644
Accumulated amortization:
Client lists	(62,115)	(50,969)
Other intangibles	(5,718)	(6,335)

Total accumulated amortization	(67,833)	(57,304)

Goodwill and other intangible assets, net	$551,219	$458,340

Goodwill

Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	Financial Services	Employee Services	Medical Management Professionals	National Practices	Total Goodwill
December 31, 2010	$203,441	$79,132	$59,847	$1,666	$344,086
Additions	30,002	5,645	—	—	35,647
Divestitures	(280)	(2,172)	—	—	(2,452)

December 31, 2011	$233,163	$82,605	$59,847	$1,666	$377,281
Additions	26,620	32,493	4,315	—	63,428
Divestitures	—	—	—	—	—

December 31, 2012	$259,783	$115,098	$64,162	$1,666	$440,709

Businesses acquired during 2012 resulted in additions to goodwill of approximately $62.9 million, of which $26.1 million was recorded in the Financial Services practice group, $32.5 million was recorded in the Employee Services practice group and $4.3 million was recorded in the Medical Management Professionals practice group. Businesses acquired during 2011 resulted in additions to goodwill of approximately $16.9 million, of which $11.2 million was recorded in the Financial Services practice group and $5.7 million was recorded in the Employee Services practice group. The remaining increases in goodwill during 2012 and 2011 were a result of contingent purchase price earned by businesses acquired in prior years. Refer to Note 19 for further discussion of acquisition activities. Businesses divested during the year ended December 31, 2011 resulted in decreases to goodwill of $2.5 million. The divestiture of the Company’s individual wealth management business, which was recorded in the Employee Services practice group, resulted in a $2.2 million decrease in goodwill, and the divestiture of a business previously reported in the Financial Services practice group resulted in a $0.3 million decrease in goodwill. No businesses were divested in 2012.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Goodwill Impairment

During the fourth quarter of 2012, CBIZ performed its goodwill impairment testing utilizing a qualitative assessment for each of its reporting units that carried a goodwill balance. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, the Company’s weighted average cost of capital, changes in management and key personnel, the Company’s price of its common stock, as well as other drivers of a fair value analysis. As a result of the Company’s qualitative assessment, it was concluded that it was more-likely-than-not that the fair value of each of its reporting units was greater than its carrying value.

Client Lists and Other Intangibles

At December 31, 2012, the weighted average amortization period remaining for total intangible assets was 8.4 years. Client lists are amortized over their expected periods of benefit and had a weighted-average amortization period of 8.6 years remaining at December 31, 2012. Other intangibles, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years, and had a weighted-average amortization period of 4.0 years remaining at December 31, 2012. Amortization expense related to client lists and other intangible assets for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Operating expenses	$15,242	$13,750	$13,016
Corporate general and administrative expenses	16	17	16

Total amortization expense	$15,258	$13,767	$13,032

Amortization expense for existing client lists and other intangible assets for each of the next five years ending December 31 is estimated to be (in thousands):

2013	$17,122

2014	$16,569

2015	$15,219

2016	$13,337

2017	$12,309

Future amortization expense excludes the impact of events that may occur subsequent to December 31, 2012, including acquisitions and divestitures.

5.	Financial Instruments

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

CBIZ, INC. AND SUBSIDIARIES

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

Bonds

CBIZ held corporate and municipal bonds with par values totaling $28.2 million and $29.4 million at December 31, 2012 and 2011, respectively. All bonds are investment grade and are classified as available-for-sale. CBIZ’s bonds have maturity dates or callable dates ranging from January 2013 through December 2017, and are included in “Funds held for clients — current” on the consolidated balance sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions.

The following table summarizes CBIZ’s bond activity for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Fair value at January 1	$30,923	$15,255
Purchases	5,742	19,643
Sales	(2,000)	(3,000)
Maturities and calls	(4,900)	(1,916)
(Decrease) increase in bond premium	(290)	914
Fair market value adjustment	301	27

Fair value at December 31	$29,776	$30,923

Auction Rate Securities (“ARS”)

During the year ended December 31, 2011, CBIZ sold its three investments in ARS and recorded a loss of approximately $0.1 million in “Other income, net” on the consolidated statements of comprehensive income. At December 31, 2012 and 2011, CBIZ had no investments in ARS.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

At inception, the critical terms of the interest rate swaps matched the underlying risks being hedged, and as such the interest rate swaps were expected to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The interest rate swaps were assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the years ended December 31, 2012 and 2011, all interest rate swaps were deemed to be highly effective.

As a result of the use of derivative instruments, CBIZ was exposed to risks that the counterparties would fail to meet their contractual obligations. To mitigate the counterparty credit risk, CBIZ only entered into contracts with selected major financial institutions based upon their credit ratings and other factors, and continually assessed the creditworthiness of counterparties. At December 31, 2012 and 2011, all of the counterparties to CBIZ’s interest rate swaps had investment grade ratings. There were no credit risk-related contingent features in CBIZ’s interest rate swaps nor did the swaps contain provisions under which the Company would be required to post collateral.

At December 31, 2012 and 2011, each of the interest rate swaps was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swaps and their classification on the consolidated balance sheets at December 31, 2012 and 2011 (in thousands).

	December 31, 2012
	Notional Amount	Fair Value(2)	Balance Sheet Location
Interest rate swaps(1)	$40,000	$(817)	Other non-current liabilities

	December 31, 2011
	Notional Amount	Fair Value(2)	Balance Sheet Location
Interest rate swaps(1)	$40,000	$(670)	Other non-current liabilities

(1)	Represents interest rate swap with a notional value of $40.0 million, of which $25.0 million will expire in June 2014 and the remaining $15.0 million will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and receives interest that varies with the three-month LIBOR.

(2)	See additional disclosures regarding fair value measurements in Note 6.

The following table summarizes the effects of interest rate swaps on CBIZ’s consolidated statements of comprehensive income for the twelve months ended December 31, 2012 and 2011 (in thousands):

	Loss Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2012	2011	2012	2011	Location
Interest rate swaps	$(93)	$(412)	$387	$266	Interest expense

6.	Fair Value Measurements

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

The following table summarizes CBIZ’s assets and liabilities at December 31, 2012 and 2011 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	December 31, 2012	December 31, 2011
Deferred compensation plan assets	1	$39,779	$33,585
Corporate and municipal bonds	1	$29,776	$30,923
Interest rate swaps	2	$(817)	$(670)
Contingent purchase price liabilities	3	$(30,012)	$(25,325)

For the years ended December 31, 2012 and 2011, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in fair values of the Company’s assets and liabilities identified as Level 3 for the years ended December 31, 2012 and 2011 (pre-tax basis, in thousands):

	Auction Rate Securities	Contingent Purchase Price Liabilities
Beginning balance — January 1, 2011	$10,216	$(17,265)
Additions from business acquisitions	—	(13,404)
Sales of auctions rate securities	(10,980)	—
Payment of contingent purchase price payable	—	2,051
Unrealized gains included in accumulated other comprehensive loss	664	—
Change in fair value of contingency	—	3,479
Change in net present value of contingency	—	(186)
Increase in expected cash flows of OTTI investment	100	—

Balance — December 31, 2011	$—	$(25,325)

Additions from business acquisitions	—	(17,611)
Payment of contingent purchase price payable	—	11,970
Change in fair value of contingency	—	1,135
Change in net present value of contingency	—	(181)

Balance — December 31, 2012	$—	$(30,012)

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

The following table provides a rollforward of the pre-tax credit losses recognized in earnings related to this ARS for the twelve months ended December 31, 2011 (in thousands):

Accumulated Credit Losses
Balance at January 1, 2011	$2,132
Additions related to OTTI losses not previously recognized	—
Reductions due to sales	—
Reductions due to sales of OTTI investment	(2,256)
Additions due to increases in previously recognized OTTI losses	124
Reductions due to increases in expected cash flows	—

Balance at December 31, 2011	$—

Contingent Purchase Price Liabilities — Contingent purchase price liabilities result from business acquisitions and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. A contingent liability is established for each acquisition that has a contingent purchase price component and normally extends over a term of three to six years. The significant unobservable input used in the fair value measurement of the contingent purchase price liabilities is the future performance of the acquired business. The future performance of the acquired business directly impacts the contingent purchase price that is paid to the seller, thus performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the consolidated statements of comprehensive income. These liabilities are reviewed quarterly and adjusted if necessary. See Note 19 for further discussion of contingent purchase price liabilities.

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Notes	$750	$750	$750	$750
2010 Notes	$121,666	$135,181	$119,028	$141,690

The fair value was determined based upon their most recent quoted market price and as such, is considered to be a Level 1 fair value measurement. The 2006 Notes and 2010 Notes are carried at face value less any unamortized debt discount. See Note 8 for further discussion of CBIZ’s debt instruments.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

7.	Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2012	2011	2010
United States	$50,216	$46,790	$44,993
Foreign (Canada)	187	177	179

Total	$50,403	$46,967	$45,172

Income tax expense (benefit) included in the consolidated statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Continuing operations:
Current:
Federal	$17,613	$17,645	$15,789
Foreign	47	34	68
State and local	3,414	3,709	3,232

Total	21,074	21,388	19,089
Deferred:
Federal	(1,116)	(2,580)	(2,137)
State and local	(630)	(425)	65

Total	(1,746)	(3,005)	(2,072)

Total income tax expense from continuing operations	19,328	18,383	17,017
Discontinued operations:
Operations of discontinued operations:
Current	(38)	(472)	(1,733)
Deferred	25	106	(7)

Total	(13)	(366)	(1,740)
Gain (loss) on disposal of discontinued operations:
Current	53	193	(812)

Total income tax expense (benefit) from discontinued operations	40	(173)	(2,552)

Total income tax expense	$19,368	$18,210	$14,465

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2012	2011	2010
Tax at statutory rate (35%)	$17,641	$16,438	$15,810
State taxes (net of federal benefit)	1,637	2,044	1,875
Business meals and entertainment — non-deductible	717	659	627
Reserves for uncertain tax positions	(432)	(844)	(1,284)

Other, net	(235)	86	(11)

Provision for income taxes from continuing operations	$19,328	$18,383	$17,017

Effective income tax rate	38.3%	39.1%	37.7%

The income tax benefits associated with the exercise of non-qualified stock options and restricted stock awards and reflected in additional paid-in-capital were $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011, were as follows (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards .	$2,430	$2,807
Allowance for doubtful accounts	2,799	2,484
Employee benefits and compensation	24,635	20,773
Lease costs	3,703	3,667
State tax credit carryforwards	2,357	2,443
Installment sales	—	1,166
Other deferred tax assets	2,243	2,104

Total gross deferred tax assets	38,167	35,444
Less: valuation allowance	(1,237)	(2,363)

Total deferred tax assets, net	$36,930	$33,081

Deferred tax liabilities:
Property and equipment depreciation	$—	$434
Accrued interest	9,633	10,611
Client list amortization	6,425	6,070
Goodwill and other intangibles	12,512	7,897
Contingent purchase price liabilities	2,476	1,818
Other deferred tax liabilities	361	88

Total gross deferred tax liabilities	$31,407	$26,918

Net deferred tax asset	$5,523	$6,163

CBIZ has established valuation allowances for certain states’ deferred tax assets, primarily related to portions of the state net operating loss (“NOL”) carryforwards and state income tax credit carryforwards at December 31, 2012 and December 31, 2011. The net decrease in the valuation allowance for the year ended December 31, 2012

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

of $1.1 million consisted of $0.6 million related to changes in the valuation allowance for NOL’s and $0.5 million related to changes in the valuation allowance for state income tax credit carryforwards. The net increase in the valuation allowance for the year ended December 31, 2011 of $0.1 million primarily related to changes in the valuation allowance for state income tax credit carryforwards.

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

CBIZ and its subsidiaries file income tax returns in the United States, Canada, and most state jurisdictions. In October 2012, the Internal Revenue Service commenced an audit of the Company’s 2010 federal income tax return. CBIZ’s federal income tax returns for years ending prior to January 1, 2009 are no longer subject to examination. With limited exceptions, CBIZ’s state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2008 and January 1, 2007, respectively.

The availability of NOL’s and state tax credits are reported as deferred tax assets, net of applicable valuation allowances, in the accompanying consolidated balance sheets. At December 31, 2012, the Company has state net operating loss carryforwards of $52.5 million and state tax credit carryforwards of $2.4 million. The state net operating loss carryforwards expire on various dates between 2013 and 2032 and the state tax credit carryforwards expire on various dates between 2018 and 2026.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Balance at January 1	$3,979	$4,794	$6,103
Additions for tax positions of the current year	212	188	725
Additions for tax positions of prior years	323	103	—
Reclassification from other balance sheet accounts	—	—	—
Reductions for tax positions of prior years	—	(260)	—
Settlements	—	—	(217)
Lapse of statutes of limitation	(896)	(846)	(1,817)

Balance at December 31	$3,618	$3,979	$4,794

Included in the balance of unrecognized tax benefits at December 31, 2012 are $2.3 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. CBIZ expects reductions in the liability for unrecognized tax benefits of approximately $0.8 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, the Company is unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.

CBIZ recognizes interest income, interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. During 2012, the Company accrued interest expense of $0.2 million and, as of December 31, 2012, had recognized a liability for interest expense and penalties of $0.3 million and $0.1 million, respectively, relating to unrecognized tax benefits. During 2011, the Company accrued interest expense of $0.2

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

million and, as of December 31, 2011, had recognized a liability for interest expense and penalties of $0.3 million and $0.1 million, respectively, relating to unrecognized tax benefits.

8.	Borrowing Arrangements

CBIZ has two primary debt arrangements at December 31, 2012 that provide the Company with the capital to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million and a $275 million unsecured credit facility. A third debt arrangement, the 2006 Convertible Senior Subordinated Notes (“2006 Notes”), has been significantly reduced as a result of the repurchase of most of the outstanding 2006 Notes, as is discussed more fully below.

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

CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at December 31, 2012 and 2011 were as follow (in thousands):

	2012	2011
Principal amount of notes	$130,000	$130,000
Unamortized discount	(8,334)	(10,972)

Net carrying amount	$121,666	$119,028

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount on the liability component of the 2010 Notes is being amortized using the effective interest method based upon an annual effective rate of 7.5%, which represented the market rate for similar debt without a

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

conversion option at the issuance date. The discount is being amortized over the term of the 2010 Notes which is five years from the date of issuance. At December 31, 2012, the unamortized discount had a remaining amortization period of approximately 33 months.

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

On September 27, 2010, concurrent with the closing of the 2010 Notes, CBIZ repurchased $60.0 million of the 2006 Notes. The 2006 Notes were purchased at par through privately negotiated transactions. On June 1, 2011, the note holders provided notice to the Company to redeem an additional $39.3 million of the 2006 Notes. The 2006 Notes were settled in cash for the principal amount and any accrued and unpaid interest. The remaining $750,000 of 2006 Notes may be redeemed by CBIZ at any time until the due date of June 1, 2026. In addition, holders of the 2006 Notes will have the right to require CBIZ to repurchase for cash all or a portion of their 2006 Notes on June 1, 2016 and June 1, 2021, at a repurchase price equal to 100% of the principal amount of the 2006 Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including, the date of repurchase. At December 31, 2012 and 2011, the 2006 Notes were classified as a non-current liability since the remaining note holders cannot cause the redemption of their notes until June 1, 2016.

CBIZ separately accounts for the debt and equity components of the 2006 Notes. The carrying amount of the debt and equity components at December 31, 2012 and 2011 were as follow (in thousands):

	2012	2011
Principal amount of notes	$750	$750
Unamortized discount	—	—

Net carrying amount	$750	$750

Additional paid-in-capital, net of tax	$11,425	$11,425

For the twelve months ended December 31, 2012 and 2011, CBIZ recognized interest expense on the 2010 Notes and the 2006 Notes as follows (in thousands):

	2012	2011
Contractual coupon interest	$6,361	$6,873
Amortization of discount	2,638	3,201
Amortization of deferred financing costs	720	809

Total interest expense	$9,719	$10,883

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Bank Debt

Effective June 4, 2010, CBIZ entered into a new credit agreement with Bank of America as agent for a group of seven participating banks under which CBIZ maintains a $275 million unsecured credit facility (“credit facility”). On September 14, 2010, CBIZ amended its credit facility to allow CBIZ to consummate the buy back and option transactions with CBIZ’s largest shareholder (see Note 14), to issue new senior subordinated convertible notes (see 2010 Notes above), and use up to $30 million of the proceeds from the new convertible notes to repurchase shares of common stock concurrent with the new convertible note transaction. In addition, the amendment increased the total and senior leverage ratios to accommodate these transactions and also to allow CBIZ to continue its strategic growth strategy which includes future acquisitions. On April 11, 2011, the credit facility was amended to extend the maturity date one year to June 2015, reduce interest on outstanding balances, reduce commitment fees on the unused amount, and adjust the leverage ratio limits to provide CBIZ with more flexibility. On August 30, 2012, the credit facility was further amended to modify the senior and total leverage requirements and provide a temporary increase in the leverage ratios for twelve months, at which time the leverage ratios will step down to the leverage schedule as prescribed in the 2011 amendment by December 31, 2013. The purpose of the amendment was to provide additional flexibility to support CBIZ’s strategic acquisitions.

The balance outstanding under the credit facility was $208.9 million and $145.0 million at December 31, 2012 and 2011, respectively. Rates for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Weighted average rates	3.15%	3.27%

Range of effective rates	2.68% - 3.91%	2.43% - 5.75%

CBIZ had approximately $61.7 million of available funds under the credit facility at December 31, 2012. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit and outstanding borrowings on the credit facility. Under the credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.

The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The credit facility is subject to certain financial covenants that may limit CBIZ’s ability to borrow up to the total commitment amount. Covenants require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. As of December 31, 2012, CBIZ believes it is in compliance with its debt covenants. The credit facility also places restrictions on CBIZ’s ability to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. According to the terms of the credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

9.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Net unrealized gains on available-for-sale securities, net of income tax expense of $134 and $14, respectively	$201	$20
Net unrealized loss on interest rate swap, net of income tax benefit of $302 and $248, respectively	(515)	(422)
Foreign currency translation	(439)	(377)

Accumulated other comprehensive loss	$(753)	$(779)

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2012
Net unrealized gain (loss) on available-for-sale securities, net of income tax expense (benefit) of $120, $276 and $(38)	$181	$638	$(57)
Net unrealized (loss) gain on interest rate swaps, net of income tax (benefit) expense of $(54), $(242) and $64	(93)	(412)	110
Foreign currency translation	(62)	(65)	(71)

Total other comprehensive income (loss)	$26	$161	$(18)

10.	Lease Commitments

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Future minimum cash commitments under operating leases as of December 31, 2012 were as follows (in thousands):

Year Ending December 31,	Gross Operating Lease Commitments(1)	Sub-Leases(2)	Net Operating Lease Commitments(1)
2013	$37,167	$1,372	$35,795
2014	29,976	1,084	28,892
2015	25,900	875	25,025
2016	22,876	699	22,177
2017	16,956	—	16,956
Thereafter	25,940	—	25,940

Total	$158,815	$4,030	$154,785

(1)	Includes lease commitments accrued in the consolidation and integration reserve as of December 31, 2012 as further described in Note 12.
(2)	A substantial portion of the sub-leases relate to restructuring lease obligations and are reflected in the consolidation and integration reserve as further described in Note 12.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Rent expense for continuing operations (excluding consolidation and integration charges) incurred under operating leases was $39.2 million, $38.8 million and $39.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Rent expense does not necessarily reflect cash payments, as further described under “Operating Leases” in Note 1.

11.	Commitments and Contingencies

Acquisitions

The purchase price that CBIZ normally pays for businesses and client lists consists of two components: an up-front, non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists’ actual future performance. The fair value of the purchase price contingency related to businesses is recorded at the date of acquisition and remeasured each reporting period until the liability is settled. Shares of CBIZ common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to one year. Acquisitions are further disclosed in Note 19.

Indemnifications

CBIZ has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which CBIZ customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2012, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2012, 2011 and 2010, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $2.5 million at December 31, 2012 and 2011. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.7 million and $1.6 million at December 31, 2012 and 2011, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.9 million and $5.2 million at December 31, 2012 and 2011, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments and higher costs incurred if circumstances differ from the assumptions used in estimating the liability. The liability for the self-funded health insurance plan is included in other current liabilities in the consolidated balance sheets and was $3.5 million and $2.7 million at December 31, 2012 and 2011, respectively. CBIZ’s healthcare costs include health claims, administration fees to third-party administrators and premiums for stop-loss coverage.

Legal Proceedings

In 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (“the CBIZ Parties”), were named as defendants in lawsuits filed in the U.S. District Court for the District of Arizona and the Superior Court for Maricopa County Arizona. These cases are captioned Robert Facciola, et al v. Greenberg Traurig LLP, et al. ,Victims Recovery, LLC v. Greenberg Traurig LLP, et al. Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al, Mary Marsh, et al v. Greenberg Traurig LLP, et al.; and ML Liquidating Trust v. Mayer Hoffman McCann PC, et al.), respectively. Prior to these suits CBIZ MHM, LLC was named as a defendant in Jeffery C. Stone v. Greenberg Traurig LLP, et al. The Stone case was subsequently voluntarily dismissed by the plaintiff.

These lawsuits arise out of the bankruptcy of Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company are also defendants in these lawsuits.

Mortgages Ltd. had been audited by Mayer Hoffman McCann PC (“Mayer Hoffman”), a CPA firm that has an administrative services agreement with CBIZ. The lawsuits assert claims against Mayer Hoffman for, among others things, violations of the Arizona Securities Act, common law fraud, and negligent misrepresentation, and the lawsuits seek to hold CBIZ vicariously liable for Mayer Hoffman’s conduct as either a statutory control person under the Arizona Securities Act or a joint venturer under Arizona common law. CBIZ is not a CPA firm, does not provide audits, and did not audit any of the entities at issue in these lawsuits, nor is CBIZ a control person of, or a joint venture with, Mayer Hoffman.

In June 2011, the Facciola court, in which the plaintiffs were seeking to certify a class of all Mortgages Ltd. investors, granted the motions to dismiss filed by the CBIZ Parties and Mayer Hoffman. After that dismissal order, the plaintiffs’ moved the court to amend their complaint in an attempt to state a claim against the CBIZ Parties and Mayer Hoffman. In November 2011, the Facciola court denied the plaintiffs’ request to amend the

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

complaint as to the CBIZ Parties and Mayer Hoffman. In June 2012, the remaining defendants in the Facciola case reached a class action settlement, which the court approved in October 2012. Eighteen class members, however, opted out of the settlement before it was finalized and, in September 2012, filed a new case against all of the defendants in the Facciola case, including the CBIZ Parties (Rader et al. v. Greenberg Traurig, LLC., et al.). In December 2012, the Facciola plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit of the dismissal of their case against the CBIZ Parties and Mayer Hoffman.

The CBIZ Parties have filed motions to dismiss in all remaining cases. On March 11, 2013 the court issued a ruling dismissing the securities fraud and aiding and abetting securities fraud claims against the CBIZ Parties and Mayer Hoffman in the Marsh, Victims Recovery and Ashkenazi lawsuits. The court is still considering the CBIZ Parties’ motions to dismiss regarding the remaining claims in these three lawsuits as well as its motions in the Rader and Liquidating Trust lawsuits.

The plaintiffs, except for the ML Liquidating Trust, are all alleged to have directly or indirectly invested in real estate mortgages through Mortgages Ltd. The Victims Recovery, Ashkenazi and Marsh plaintiffs seek monetary damages equivalent to their investments. The ML Liquidating Trust asserts errors and omissions and breach of contract claims, and is seeking monetary damages. The Ashkenazi complaint alleges damages of approximately $92 million; the Victims Recovery complaint alleges damages of approximately $53 million; the Marsh, Facciola, Rader, and ML Liquidating Trust complaints allege damages in excess of approximately $200 million. The plaintiffs in these suits also seek pre- and post-judgment interest, punitive damages and attorneys’ fees.

The CBIZ Parties deny all allegations of wrongdoing made against them in these actions and are vigorously defending the proceedings. In particular, the CBIZ Parties are not control persons under the Arizona Securities Act of, or a joint venture with Mayer Hoffman. The CBIZ Parties do not have in any respects the legal right to control Mayer Hoffman’s audits or any say in how the audits are conducted. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters.

In January 2012, the CBIZ Parties were added as defendants to a lawsuit filed in the Superior Court of California for Orange County, (Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). This lawsuit arises out of a review of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009 Medical Capital was sued by the SEC and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are financial advisors that sold Medical Capital investments to their clients. Those plaintiffs were sued by their clients for losses related to Medical Capital and now seek to recover damages from the CBIZ Parties and Mayer Hoffman of approximately $87 million for the losses and expenses they incurred in litigation with their respective clients and lost profits. The Signature lawsuit seeks to impose auditor-type liabilities upon the CBIZ Parties for attest services they did not conduct. Specific claims include fraud, intentional misrepresentation and concealment; negligent misrepresentation; equitable indemnity; declaratory relief and respondeat superior.

The CBIZ Parties deny all allegations of wrongdoing made against them in the Signature lawsuit and are vigorously defending the proceeding. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters.

The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

disposition of these proceedings is not presently determinable, management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

During the years ended December 31, 2012 and 2011, there were no significant consolidation or integration activities. Other charges against income for the years ended December 31, 2012 and 2011 related to net present value of interest and changes in assumptions for spaces under sub-lease. Activity during the years ended December 31, 2012 and 2011 was as follows (in thousands):

Consolidation and Integration Reserve
Reserve balance at December 31, 2010	$2,037
Adjustments against income(1)	831
Payments(2)	(1,162)

Reserve balance at December 31, 2011	1,706
Adjustments against income(1)	800
Payments(2)	(1,222)

Reserve balance at December 31, 2012	$1,284

(1)	Adjustments against income are included in “operating expenses” in the accompanying consolidated statements of comprehensive income.

(2)	Payments are net of sub-lease payments received.

Cash commitments required under these obligations are included in the schedule of future minimum cash commitments in Note 10. Determination of the consolidation and integration reserve includes significant judgment and estimates by management, primarily with respect to CBIZ’s ability to sublease vacated space. Actual results could differ from those estimates.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Consolidation and integration charges primarily consist of lease consolidation and abandonment charges and were $0.8 million, $0.8 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Lease consolidation and integration charges are recorded as operating expenses in the consolidated statements of comprehensive income.

13.	Employee Benefits

Employee Savings Plan

CBIZ sponsors a qualified 401(k) defined contribution plan that covers substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by CBIZ are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds including: equity, fixed income, stable value, and balanced – lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2012, 2011 and 2010 were approximately $8.5 million, $7.9 million and $8.4 million, respectively.

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

Assets of the deferred compensation plan consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are based on published market prices at the end of the period. Adjustments to the fair value of these investments are recorded in “Other income, net”, offset by the same adjustments to compensation expense (recorded as operating expenses or corporate general and administrative expenses in the consolidated statements of comprehensive income). For the years ended December 31, 2012, 2011 and 2010, CBIZ recorded gains or (losses) of $4.3 million, ($0.4) million and $3.7 million, respectively, related to these investments. These investments are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan. However, the investments in the rabbi trusts would be available to all unsecured general creditors in the event that CBIZ becomes insolvent.

Deferred compensation plan obligations represent amounts due to plan participants and consist of accumulated participant deferrals and changes in fair value of investments thereon since the inception of the plan, net of withdrawals. This liability is an unsecured general obligation of CBIZ and is recorded as “Deferred compensation plan obligations” in the consolidated balance sheets.

14.	Common Stock

CBIZ’s authorized common stock consists of 250 million shares of common stock, par value $0.01 per share (“Common Stock”). The holders of CBIZ’s Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There are no cumulative voting rights with respect to the election of directors. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock will be

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

able to elect the directors of CBIZ then standing for election as terms expire. Holders of Common Stock have no preemptive rights and are entitled to such dividends as may be declared by the Board of Directors of CBIZ out of funds legally available. The holders of CBIZ’s Common Stock are not entitled to any sinking fund, redemption or conversion rights. On liquidation, dissolution or winding up of CBIZ, the holders of Common Stock are entitled to share ratably in the net assets of CBIZ remaining after the payment to any and all creditors. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and non-assessable.

In 2006, CBIZ filed a registration statement with the SEC to register an undeterminable number of shares of Common Stock issuable by the Company upon conversion (the “Conversion Shares”) of the Company’s issued and outstanding 2006 Notes. The registration statement was declared effective on August 4, 2006. In September 2010 and June 2011, $60 million and $39.3 million, respectively, of the 2006 Notes were retired by CBIZ, leaving $0.7 million outstanding as of December 31, 2012. Although the Company cannot at this time determine the number of Conversion Shares it will issue upon conversion of the remaining 2006 Notes, if any, the number of Conversion Shares will be calculated as set out in the S-3 Registration Statement filed by the Company with the SEC on July 21, 2006. In addition, in September 2010, CBIZ issued the 2010 Notes pursuant to Rule 144A of the Securities Act of 1933, as amended. The Company cannot at this time determine the number of shares of Common Stock it will issue upon conversion of these notes, although the number of shares of Common Stock it will issue, if any, will be calculated as defined in the indenture agreements with U.S. Bank National Association as trustee. The 2006 Notes and 2010 Notes are further discussed in Note 8.

Treasury Stock

CBIZ’s Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2012, 2011 and 2010. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules.

The repurchase programs do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Repurchased shares are held in treasury and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. Under CBIZ’s amended credit facility (described in Note 8), there are no limitations on CBIZ’s ability to repurchase CBIZ Common Stock provided that the Senior Leverage Ratio, as defined by the credit facility, is less than 2.0.

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

Not including the shares repurchased from the 2010 supplemental share repurchase plans discussed above, CBIZ repurchased 1.0 million, 1.4 million and 1.1 million shares under the share repurchase programs during the years ended December 31, 2012, 2011 and 2010, at a cost (including fees and commissions) of $5.7 million, $9.5 million and $7.6 million, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

15.	Employee Share Plans

Employee Stock Purchase Plan

The 2007 Employee Stock Purchase Plan (“ESPP”), which has a termination date of June 30, 2017, allows qualified employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 of stock per calendar year. The price an employee pays for shares is 85% of the fair market value of CBIZ Common Stock on the last day of the purchase period. Purchase periods begin on the sixteenth day of the month and end on the fifteenth day of the subsequent month. Other than a one-year holding period from the date of purchase, there are no vesting or other restrictions on the stock purchased by employees under the ESPP.

Under the ESPP, the total number of shares of Common Stock that can be purchased shall not exceed two million shares. For each of the years ended December 31, 2012 and 2011, approximately 0.2 million shares were purchased under the ESPP and approximately $0.2 million was recorded as compensation expense, respectively.

Stock Awards

Stock awards outstanding at December 31, 2012 were granted pursuant to the 2002 Stock Incentive Plan (“the Plan”), which expires in 2021. A maximum of 15.0 million stock options, restricted stock or other stock based compensation awards may be granted under the Plan. Shares subject to award under the Plan may be authorized and unissued shares of CBIZ Common Stock or may be treasury shares.

CBIZ granted stock options and restricted stock awards under the Plan. The terms and vesting schedules for stock-based awards vary by type and date of grant. At December 31, 2012, approximately 3.0 million shares were available for future grant.

CBIZ utilized the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 were determined using the following weighted average assumptions:

	2012	2011	2010
Expected volatility(1)	32.86%	32.24%	32.70%
Expected option life (years)(2)	4.85	4.85	4.61
Risk-free interest rate(3)	0.78%	2.20%	2.05%
Expected dividend yield(4)	0.00%	0.00%	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals.

(2)	The expected option life was determined based upon CBIZ’s historical data using a midpoint scenario, which assumes all options are exercised halfway between the expiration date and the weighted average time it takes the option to vest.

(3)	The risk-free interest rate assumption was based upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.

(4)	The expected dividend yield assumption was determined in view of CBIZ’s historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

During the years ended December 31, 2012, 2011 and 2010, CBIZ recognized compensation expense for these awards as follows (in thousands):

	2012	2011	2010
Stock options	$2,981	$3,137	$2,936
Restricted stock awards	2,907	2,817	2,370

Total stock-based compensation expense before income tax benefit	$5,888	$5,954	$5,306

Stock Options

Stock options granted during the years ended December 31, 2012, 2011 and 2010 were generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. Stock options expire six years from the date of grant and are awarded with an exercise price equal to the market value of CBIZ’s common stock on the date of grant.

At the discretion of the Compensation Committee of the Board of Directors, options awarded under the plans may vest immediately or in a time period shorter than four years. Under each of the plans, stock options awarded to non-employee directors have generally been granted with immediate vesting.

Stock options may be granted alone or in addition to other awards and may be of two types: incentive stock options and nonqualified stock options. In the event the optionee of an incentive stock option owns, at the time such stock option is awarded or granted, more than ten percent of the voting power of all classes of stock of CBIZ, the option price shall not be less than 110% of such fair market value. During the years ended December 31, 2012, 2011 and 2010, no individual who may receive options had an ownership in excess of ten percent of the voting power of all classes of CBIZ stock.

Stock option activity during the year ended December 31, 2012 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	6,825	$7.54
Granted	1,465	$5.87
Exercised	—	—
Expired or canceled	(749)	$7.87

Outstanding at December 31, 2012	7,541	$7.18	3.12 years	$—

Vested and exercisable at December 31, 2012	3,965	$7.64	1.99 years	$—

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $2.5 million, $3.5 million and $3.0 million, respectively. No stock options were exercised during the twelve months ended December 31, 2012. The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2011 and 2010 was $0.8 million. The intrinsic value is calculated as the difference between CBIZ’s stock price on the exercise date and the exercise price of each option exercised. At December 31, 2012, CBIZ had unrecognized compensation cost for non-vested stock options of $7.4 million to be recognized over a weighted average period of approximately 1.4 years.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Restricted Stock Awards

Under the Plan, certain employees and non-employee directors were granted restricted stock awards. Restricted stock awards are independent of option grants and are granted at no cost to the recipients. The awards are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to four years from the date of grant. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ Common Stock, subject to certain restrictions during the vesting period, and the awards are considered to be issued and outstanding from the date of grant. Shares granted under the plan cannot be sold, pledged, transferred or assigned during the vesting period.

Restricted stock award activity during the year ended December 31, 2012 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value(1)
Non-vested at December 31, 2011	983	$7.30
Granted	498	$5.99
Vested	(394)	$7.39
Forfeited	(9)	$7.18

Non-vested at December 31, 2012	1,078	$6.66

(1)	Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.

At December 31, 2012, CBIZ had unrecognized compensation cost for restricted stock awards of $7.2 million to be recognized over a weighted average period of approximately 1.3 years. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was approximately $2.9 million, $2.4 million and $2.3 million, respectively. The market value of shares awarded during the years ended December 31, 2012, 2011 and 2010 was $3.0 million, $3.6 million and $2.6 million, respectively. This market value was recorded as unearned compensation and is being expensed ratably over the periods which the restrictions lapse. Awards outstanding at December 31, 2012 will be released from restrictions at dates ranging from February 2013 through May 2016.

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

As described in Note 8, CBIZ’s 2006 Notes and 2010 Notes may result in future issuances of CBIZ common stock. Under the net share settlement method, potential shares issuable under the 2006 Notes and 2010 Notes will be considered dilutive, and will be included in the calculation of diluted weighted average shares, if the Company’s market price per share exceeds the conversion price of $10.63 for the 2006 Notes and $7.41 of the 2010 Notes. As of December 31, 2012, 2011 and 2010, the Company’s average market price per share had not exceeded the conversion price of the 2006 Notes or 2010 Notes.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Income from continuing operations	$31,075	$28,584	$28,155

Denominator:
Basic
Weighted average common shares outstanding	49,002	49,328	57,692

Diluted
Stock Options(1)	—	61	106
Restricted stock awards(1)	186	179	135
Contingent shares(2)	64	31	260

Diluted weighted average common shares outstanding	49,252	49,599	58,193

Earnings Per Share:
Basic earnings per share from continuing operations	$0.63	$0.58	$0.49

Diluted earnings per share from continuing operations	$0.63	$0.58	$0.48

(1)	For the years ended December 31, 2012, 2011 and 2010, a total of 8,202, 6,429 and 5,382 stock based awards (in thousands), respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met. See Note 19 for further discussion of acquisitions.

17.	Supplemental Cash Flow Disclosures

Cash paid for interest and income taxes during the years ended December 31, 2012, 2011, and 2010 was as follows (in thousands):

	2012	2011	2010
Interest	$12,352	$13,020	$7,822

Income taxes	$16,250	$22,377	$18,412

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Non-cash investing and financing activities during the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Business acquisitions, including contingent consideration earned	$12,603	$19,601	$19,115

Estimated contingent purchase price payable	$15,659	$9,735	$11,689

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Non-cash consideration paid for business acquisitions and intangible assets were generally in the form of notes receivable, notes payable and CBIZ Common Stock.

18.	Related Parties

The following is a summary of certain agreements and transactions between or among CBIZ and certain related parties. It is CBIZ’s policy to enter into transactions with related parties on terms that are no less favorable than those that would be available from unaffiliated parties. Based on CBIZ’s experience and the terms of its transactions with unaffiliated parties, it is the Audit Committee of the Board of Directors’ and managements’ belief that the transactions described below met these standards at the time of the transactions. Management reviews these transactions as they occur and monitors them for compliance with the Company’s Code of Conduct, internal procedures and applicable legal requirements. The Audit Committee reviews and ratifies such transactions annually, or as they are more frequently brought to the attention of the Audit Committee by the Company’s Director of Internal Audit, General Counsel or other members of Management.

Pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest shareholder, Westbury, CBIZ purchased 7,716,669 shares of CBIZ’s common stock at $6.25 per share for a total cost of approximately $48.5 million. Pursuant to the Westbury Agreement, CBIZ also purchased an option for $5.0 million, which expires on September 30, 2013, to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury. As of December 31, 2012, this option had not been exercised.

A number of the businesses acquired by CBIZ are located in properties owned indirectly by and leased from persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $0.7 million, $0.7 million and $0.8 million during the years ended December 31, 2012, 2011 and 2010, respectively, under such leases which management believes were at market rates.

Rick L. Burdick, a director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). Akin Gump performed legal work for CBIZ during the years ended December 31, 2012, 2011 and 2010 for which the firm received approximately $0.2 million, $0.5 million and $0.8 million from CBIZ, respectively.

CBIZ maintains joint-referral relationships and administrative service agreements with independent licensed CPA firms under which CBIZ provides administrative services in exchange for a fee. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries and provide audit and attest services to clients including CBIZ’s clients. The CPA firms with which CBIZ maintains administrative service agreements operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the administrative service agreements nor the providing of services there under is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and CBIZ does not believe that its arrangements with these CPA firms result in additional risk of loss.

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $1.9 million and $5.2 million as of December 31, 2012 and 2011, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

19.	Acquisitions

During the twelve months ended December 31, 2012, CBIZ acquired substantially all of the assets of nine companies, Meridian Insurance Group, LLC (“Meridian”), Primarily Care, Inc. (“PCI”) Stoltz and Company, LTD., L.L.P (“Stoltz”), Trinity Risk Advisors, Inc.(“Trinity”), Strategic Employee Benefit Services — The Pruett Group, Inc. (“SEBS-Pruett”), ProMedical, Inc. (“ProMedical”), the employee benefit division of Leavitt Pacific Insurance Brokers, Inc. (“Leavitt”), Diversified Industries, Inc. d/b/a Payroll Control Systems (“PCS”) and PHBV Partners, L.L.P. (“PHBV”). Meridian, with offices in Boca Raton, Florida and Atlanta, Georgia, is an insurance brokerage specializing in multiple insurance products and services including property and casualty, bonding, personal lines and employee benefits. PCI, located in Cranston, Rhode Island, is an employee benefits brokerage firm that offers long-term healthcare cost reduction strategies through a unique system comprised of technology, innovative plan design, educational tools and tangible financial health incentives. Stoltz, with offices in Midland, San Antonio and Amarillo, Texas, is an insurance brokerage offering multiple insurance products and services including property and casualty, personal lines and employee benefits with specialization in oil and gas related risk management. Trinity, located in Atlanta, Georgia, is a specialty property and casualty brokerage firm focused primarily on medical malpractice insurance to the healthcare industry and specialized insurance to the transportation industry. SEBS-Pruett, with offices in Nashville, Chattanooga, Johnson City and Knoxville, Tennessee, is an employee benefit and consulting firm for mid-sized businesses. ProMedical, located in Ocala, Florida, is a full-service provider of medical billing and practice management services for hospital-based anesthesiology practices. Leavitt, located in Campbell, California, provides employee benefits, retirement plan services and ancillary business support and services to clients in the San Jose region. PCS, located in Brooklyn Center, Minnesota, provides payroll, payroll tax, time and labor and human resources solutions to small and mid-sized clients. PHBV, with offices in Richmond, Virginia; Baltimore, Maryland; Indianapolis, Indiana; Austin, Texas; Cranford, New Jersey; and Raleigh, North Carolina, is a professional consulting and accounting service provider specializing in health care compliance on behalf of federal and state government agencies. The operating results of Meridian, Primarily Care, Stoltz, Trinity, SEBS-Pruett, Leavitt and PCS are reported in the Employee Services practice group, and the operating results of ProMedical and PHBV are reported in the MMP and Financial Services practice groups, respectively. As a result of these acquisitions, revenue of approximately $26.6 million was recorded during the twelve months ended December 31, 2012.

Aggregate consideration for these acquisitions consisted of approximately $79.3 million in cash, $4.2 million in CBIZ Common Stock, $5.3 million in short-term notes payable, $1.7 million in guaranteed future consideration, and $17.6 million in contingent consideration.

The preliminary aggregate purchase price for these acquisitions, pending final working capital adjustments, was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$422
Funds held for clients	39,193
Accounts receivable, net	8,275
Fixed assets and other	690
Identifiable intangible assets	42,372
Accrued liabilities	(5,393)
Client fund obligations	(39,193)
Deferred tax liability	(1,236)

Total identifiable net assets	$45,130
Goodwill	62,931

Aggregate purchase price	$108,061

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is $20.9 million. CBIZ is required to record the fair value of this obligation at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangement was $17.6 million, of which $5.7 million was recorded in “Other current liabilities” and $11.9 million was recorded in “Other non-current liabilities” in the consolidated balance sheet at December 31, 2012.

The goodwill of $62.9 million arising from the acquisitions in the current year consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new business within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group, the Employee Services group and MMP, to help strengthen the Company’s existing service offerings and expand the Company’s market position. Goodwill totaling $58.1 million is expected to be deductible for income tax purposes.

On February 1, 2012, CBIZ also purchased an employee benefits and consulting client list which is reported in the Employee Services practice group. Aggregate consideration for this client list consisted of up to $2.5 million in cash, which is contingent upon future financial performance of the client list.

In addition, CBIZ paid $25.6 million in cash and issued approximately 402,000 shares of Common Stock and 41,314 shares of Common Stock became issuable during the year ended December 31, 2012 as contingent earnouts for previous acquisitions. During the twelve months ended December 31, 2012, CBIZ also reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $1.1 million due to lower than originally projected future results of the acquired businesses. This reduction of $1.1 million is included in “Other (expense) income, net” in the consolidated statements of comprehensive income. Refer to Note 8 for further discussion of contingent purchase price liabilities.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$273
Accounts receivable, net	3,606
Fixed assets and other	437
Identifiable intangible assets	11,072
Deferred income taxes — non-current	(1,775)
Accrued liabilities	(924)

Total identifiable net assets	$12,689
Goodwill	16,869

Aggregate purchase price	$29,558

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

The goodwill of $16.9 million arising from the acquisitions in 2011 consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. Goodwill totaling $11.8 million is expected to be deductible for income tax purposes.

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

During the year ended December 31, 2010, CBIZ acquired substantially all of the assets of four companies: Goldstein Lewin & Company, National Benefit Alliance, South Winds, Inc. (d/b/a “Benexx”) and Kirkland, Russ, Murphy & Tapp. Goldstein Lewin & Company, an accounting and financial services company located in Boca Raton, Florida, provides accounting services and financial advisory services, tax planning and compliance, wealth preservation and estate planning, business valuation and litigation support. National Benefit Alliance, an employee benefits company located in Midvale, Utah, designs, implements and administers employee benefit plans for government contractors as well as commercial clients. Benexx, a retirement plan consulting firm

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

located in Baltimore, Maryland, provides 401K and other qualified retirement plan services for small and mid-sized companies. Kirkland, Russ, Murphy & Tapp, an accounting and financial services company located in Tampa, Florida, provides assurance, tax, business valuation, financial advisory and consulting services. The operating results of Goldstein Lewin & Company and Kirkland, Russ, Murphy & Tapp are reported in the Financial Services practice group and the operating results of National Benefit Alliance and Benexx are reported in the Employee Services practice group.

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

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable, net	$1,294
Prepaid expenses and other current assets	1,430
Fixed assets	1,659
Identifiable intangible assets	11,550
Accrued liabilities	(303)

Total identifiable net assets	$15,630
Goodwill	33,986

Aggregate purchase price	$49,616

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

The goodwill of $34.0 million arising from the acquisitions in 2010 consists largely of expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. The goodwill recognized is expected to be deductible for income tax purposes.

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

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the years ended December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Goodwill	$63,428	$35,647

Client lists	$43,095	$12,129

Other intangible assets	$1,592	$512

As a result of CBIZ’s acquisition activities in 2012, the following table provides unaudited pro forma financial information for CBIZ as if all the current year acquisitions were acquired on January 1, 2012. The unaudited pro forma financial information includes the effect of financing resulting in interest expense of approximately $2.1 million, amortization expense of $2.8 million resulting from acquired intangible assets, and other adjustments to normalize certain expenses such as benefits, commissions and incentive compensation. The unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the results of operation that would have been obtained had these businesses actually been acquired at January 1, 2012, nor are they intended to be a projection of future results of operations. No pro forma information is presented for the year ended December 31, 2011 due to lack of available data.

	Twelve Months Ended December 31, 2012
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$766,094	$48,808	$814,902
Net income	$31,146	$4,917	$36,063
Earnings per share:
Basic	$0.63	$0.10	$0.73
Diluted	$0.63	$0.10	$0.73
Weighted average common shares outstanding:
Basic	49,002	508	49,510
Diluted	49,252	492	49,744

20.	Discontinued Operations and Divestitures

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

Discontinued Operations

Gains or losses from the sale of discontinued operations are recorded as “Gain (loss) on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of comprehensive income. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned. During the twelve months ended December 31, 2012, CBIZ did not sell any operations. Gains recorded for the twelve months ended December 31, 2012 related to contingent proceeds of $0.1 million for a National Practices operation that was sold during 2010.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

During the twelve months ended December 31, 2011, CBIZ sold a business from the Financial Services practice group and will receive contingent proceeds from this sale transaction based on revenue over the three-year period ending December 31, 2014. As part of the sale of this business, CBIZ reduced its goodwill balance by approximately $0.3 million.

During the twelve months ended December 31, 2010, CBIZ sold two businesses and closed one business from the National Practices group. Proceeds from the sales of the two businesses consisted of $0.2 million in cash and resulted in a pre-tax loss of approximately $0.7 million, and the office closure resulted in a pre-tax loss of approximately $1.1 million.

Revenue and results from operations of discontinued operations for the years ended December 31, 2012, 2011 and 2010 are separately reported as “Loss from operations of discontinued operations, net of tax” in the consolidated statements of comprehensive income and were as follows (in thousands):

	2012	2011	2010
Revenue	$—	$943	$5,586

Loss from operations of discontinued operations before income tax benefit	$(32)	$(957)	$(4,408)
Income tax benefit	13	366	1,740

Loss from operations of discontinued operations, net of tax	$(19)	$(591)	$(2,668)

Gains (losses) on disposals of discontinued operations for the years ended December 31 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Gain (loss) on disposal of discontinued operations, before income tax (expense) benefit	$142	$207	$(1,785)
Income tax (expense) benefit	(52)	(193)	812

Gain (loss) on disposal of discontinued operations, net of tax	$90	$14	$(973)

At December 31, 2012 and 2011, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	2012	2011
Assets:
Accounts receivable, net	$—	$38
Other current assets	267	521

Assets of discontinued operations	$267	$559

Liabilities:
Other current liabilities	$173	$199

Liabilities of discontinued operations	$173	$199

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the consolidated statements of comprehensive income and

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

totaled gains of $2.8 million, $2.9 million and $0.5 million the years ended December 31, 2012, 2011 and 2010, respectively. These gains relate to sales made in the respective period, contingent consideration earned on sales made in previous periods, and deferred gains that are recognized as cash payments are received. CBIZ received cash proceeds for divestiture activity totaling $1.4 million, $0.9 million and $7.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. As a result of the sale of CBIZ’s individual wealth management business on January 1, 2011, goodwill was reduced by $2.2 million.

21.	Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands, except per share amounts).

	2012
	March 31,	June 30,	September 30,	December 31,
Revenue	$220,827	$188,606	$183,800	$172,861
Operating expenses	180,005	166,691	167,146	166,353

Gross margin	40,822	21,915	16,654	6,508
Corporate general and administrative	10,544	7,638	7,625	4,615

Operating income	30,278	14,277	9,029	1,893
Other income (expense):
Interest expense	(4,122)	(4,146)	(3,884)	(4,110)
Gain on sale of operations, net	2,589	50	21	106
Other income (expense), net	3,438	(840)	2,570	3,254

Total other income (expense), net	1,905	(4,936)	(1,293)	(750)

Income from continuing operations before income tax expense (benefit)	32,183	9,341	7,736	1,143
Income tax expense (benefit)	13,416	3,512	2,458	(58)

Income from continuing operations	18,767	5,829	5,278	1,201
(Loss) income from operations of discontinued operations, net of tax	(4)	1	(3)	(13)
Gain on disposal of discontinued operations, net of tax	22	18	32	18

Net income	$18,785	$5,848	$5,307	$1,206

Earnings per share:
Basic:
Continuing operations	$0.38	$0.12	$0.11	$0.02
Discontinued operations	—	—	—	—

Net income	$0.38	$0.12	$0.11	$0.02

Diluted:
Continuing operations	$0.38	$0.12	$0.11	$0.02
Discontinued operations	—	—	—	—

Net income	$0.38	$0.12	$0.11	$0.02

Basic weighted average common shares	49,103	49,041	48,895	48,967

Diluted weighted average common shares	49,531	49,244	49,109	49,326

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

During the fourth quarter of 2012, CBIZ recorded proceeds of $1.9 million in other income (expense), net resulting from a legal settlement. In addition, CBIZ reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $0.7 million due to lower than originally projected future results of the acquired businesses. These items are included in “Other income (expense), net” in the consolidated statements of comprehensive income.

	2011
	March 31,	June 30,	September 30,	December 31,
Revenue	$210,069	$183,464	$177,349	$162,923
Operating expenses	169,727	160,395	154,345	159,802

Gross margin	40,342	23,069	23,004	3,121
Corporate general and administrative	9,560	6,744	8,079	7,200

Operating income (loss)	30,782	16,325	14,925	(4,079)
Other income (expense):
Interest expense	(4,915)	(4,407)	(4,049)	(3,984)
Gain on sale of operations, net	2,743	2	87	88
Other income (expense), net	3,081	27	(4,510)	4,851

Total other expense, net	909	(4,378)	(8,472)	955

Income (loss) from continuing operations before income tax expense (benefit)	31,691	11,947	6,453	(3,124)
Income tax expense (benefit)	13,587	5,095	1,614	(1,913)

Income (loss) from continuing operations	18,104	6,852	4,839	(1,211)
(Loss) gain from operations of discontinued operations, net of tax	(239)	(331)	(46)	25
Gain (loss) on disposal of discontinued operations, net of tax	40	30	(76)	20

Net income (loss)	$17,905	$6,551	$4,717	$(1,166)

Earnings (loss) per share(1):
Basic:
Continuing operations	$0.37	$0.14	$0.10	$(0.02)
Discontinued operations	(0.01)	(0.01)	–	–

Net income	$0.36	$0.13	$0.10	$(0.02)

Diluted:
Continuing operations	$0.36	$0.14	$0.10	$(0.02)
Discontinued operations	—	(0.01)	—	—

Net income	$0.36	$0.13	$0.10	$(0.02)

Basic weighted average common shares	49,322	49,615	49,525	48,854

Diluted weighted average common shares	49,755	49,958	49,920	48,854

(1)	The sum of the quarterly net income per share amounts do not equal the reported annual amount as each is computed independently based upon the weighted-average number of shares outstanding for the period.

CBIZ, INC. AND SUBSIDIARIES

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

Financial Services	Employee Services	MMP	National Practices

• Accounting • Tax • Financial Advisory • Valuation • Litigation Support • Government Health Care Consulting • Risk Advisory Services • Real Estate Advisory	• Employee Benefits • Property & Casualty • Retirement Plan Services • Payroll Services • Life Insurance • Human Capital Services • Compensation Consulting • Recruiting • Actuarial Services	• Coding and Billing • Accounts Receivable Management • Full Practice Management Services	• Managed Networking and Hardware Services • Health Care Consulting • Mergers & Acquisitions

Corporate and Other.    Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of certain health care costs, gains or losses attributable to assets held in the Company’s deferred compensation plan, share-based compensation, consolidation and integration charges, certain professional fees, certain advertising costs and other various expenses.

Accounting policies of the practice groups are the same as those described in Note 1. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding those costs listed above, which are reported in the “Corporate and Other” segment.

CBIZ operates in the United States and Canada and revenue generated from such operations during the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$764,439	$732,140	$728,850
Canada	1,655	1,665	1,551

Total Revenue	$766,094	$733,805	$730,401

There is no one customer that represents a significant portion of CBIZ’s revenue.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Segment information for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Year Ended December 31, 2012
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$411,735	$186,217	$138,016	$30,126	$—	$766,094
Operating expenses	359,166	155,311	123,264	26,713	15,741	680,195

Gross margin	52,569	30,906	14,752	3,413	(15,741)	85,899
Corporate general & admin	—	—	—	—	30,422	30,422

Operating income (loss)	52,569	30,906	14,752	3,413	(46,163)	55,477
Other income (expense):
Interest expense	—	(30)	—	—	(16,232)	(16,262)
Gain on sale of operations, net	—	—	—	—	2,766	2,766
Other income, net	2,063	1,086	208	2	5,063	8,422

Total other income (expense)	2,063	1,056	208	2	(8,403)	(5,074)

Income (loss) from continuing operations before income tax expense	$54,632	$31,962	$14,960	$3,415	$(54,566)	$50,403

	Year Ended December 31, 2011
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$391,232	$171,205	$141,046	$30,322	$—	$733,805
Operating expenses	337,304	144,528	124,790	26,222	11,425	644,269

Gross margin	53,928	26,677	16,256	4,100	(11,425)	89,536
Corporate general & admin	—	—	—	—	31,583	31,583

Operating income (loss)	53,928	26,677	16,256	4,100	(43,008)	57,953
Other income (expense):
Interest expense	(2)	(28)	—	—	(17,325)	(17,355)
Gain on sale of operations, net	—	—	—	—	2,920	2,920
Other income (expense), net	26	780	248	10	2,385	3,449

Total other income (expense)	24	752	248	10	(12,020)	(10,986)

Income (loss) from continuing operations before income tax expense	$53,952	$27,429	$16,504	$4,110	$(55,028)	$46,967

	Year Ended December 31, 2010
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$380,130	$174,097	$148,425	$27,749	$—	$730,401
Operating expenses	326,412	144,552	131,897	25,794	15,680	644,335

Gross margin	53,718	29,545	16,528	1,955	(15,680)	86,066
Corporate general & admin	—	—	—	—	29,584	29,584

Operating income (loss)	53,718	29,545	16,528	1,955	(45,264)	56,482
Other income (expense):
Interest expense	(6)	(25)	—	—	(15,277)	(15,308)
Gain on sale of operations, net	—	—	—	—	466	466
Other income, net	201	323	300	(1)	2,709	3,532

Total other income (expense)	195	298	300	(1)	(12,102)	(11,310)

Income (loss) from continuing operations before income tax expense	$53,913	$29,843	$16,828	$1,954	$(57,366)	$45,172

CBIZ, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND

RESERVES FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E
		Additions
	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts	Acquisitions and Divestitures	Charge-offs, Net of Recoveries	Balance at End of Period
Year ended December 31, 2012
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$9,220	$5,336	$—	$—	$(2,737)	$11,819

Year ended December 31, 2011
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$10,620	$6,494	$—	$—	$(7,894)	$9,220

Year ended December 31, 2010
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$8,455	$4,717	$—	$—	$(2,552)	$10,620