Form 10-Q
period 2013-03-31
CBIZ, Inc.
filed 2013-05-10
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2013
Common Stock, par value $0.01 per share	50,519,341

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	MARCH 31, 2013	DECEMBER 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$204	$899
Restricted cash	23,046	19,627
Accounts receivable, net	193,218	154,973
Deferred income taxes	9,934	7,872
Other current assets	8,249	12,112
Assets of discontinued operations	240	267

Current assets before funds held for clients	234,891	195,750
Funds held for clients	143,990	154,447

Total current assets	378,881	350,197
Property and equipment, net	20,634	20,391
Goodwill and other intangible assets, net	547,100	551,219
Assets of deferred compensation plan	43,965	39,779
Other assets	8,096	8,570

Total assets	$998,676	$970,156

LIABILITIES
Current liabilities:
Accounts payable	$37,823	$39,478
Income taxes payable	13,422	1,372
Accrued personnel costs	26,482	39,112
Notes payable	5,629	6,217
Contingent purchase price liability	12,581	12,844
Other current liabilities	19,307	16,552
Liabilities of discontinued operations	170	173

Current liabilities before client fund obligations	115,414	115,748
Client fund obligations	143,597	154,119

Total current liabilities	259,011	269,867
Convertible notes, net	123,100	122,416
Bank debt	223,000	208,900
Income taxes payable	4,169	4,009
Deferred income taxes	2,328	2,349
Deferred compensation plan obligations	43,965	39,779
Contingent purchase price liability	17,370	17,168
Other non-current liabilities	10,073	10,436

Total liabilities	683,016	674,924

STOCKHOLDERS’ EQUITY
Common stock	1,126	1,124
Additional paid-in capital	562,840	560,810
Retained earnings	123,434	105,131
Treasury stock	(371,080)	(371,080)
Accumulated other comprehensive loss	(660)	(753)

Total stockholders’ equity	315,660	295,232

Total liabilities and stockholders’ equity	$998,676	$970,156

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Revenue	$234,781	$220,827
Operating expenses	190,860	180,005

Gross margin	43,921	40,822
Corporate general and administrative expenses	9,984	10,544

Operating income	33,937	30,278
Other income (expense):
Interest expense	(4,353)	(4,122)
Gain on sale of operations, net	18	2,589
Other income, net	1,779	3,438

Total other (expense) income, net	(2,556)	1,905
Income from continuing operations before income tax expense	31,381	32,183
Income tax expense	13,098	13,416

Income from continuing operations after income tax expense	18,283	18,767
Loss from operations of discontinued operations, net of tax	(3)	(4)
Gain on disposal of discontinued operations, net of tax	23	22

Net income	$18,303	$18,785

Earnings per share:
Basic:
Continuing operations	$0.37	$0.38
Discontinued operations	—	—

Net income	$0.37	$0.38

Diluted:
Continuing operations	$0.37	$0.38
Discontinued operations	—	—

Net income	$0.37	$0.38

Basic weighted average shares outstanding	49,417	49,103

Diluted weighted average shares outstanding	49,836	49,531

Comprehensive Income:
Net income	$18,303	$18,785
Other comprehensive income, net of tax	92	80

Comprehensive income	$18,395	$18,865

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Cash flows from operating activities:
Net income	$18,303	$18,785
Adjustments to reconcile net income to net cash used in operating activities:
Loss from operations of discontinued operations, net of tax	3	4
Gain on disposal of discontinued operations, net of tax	(23)	(22)
Gain on sale of operations, net	(18)	(2,589)
Amortization of discount on convertible notes	684	636
Amortization of deferred financing costs	432	380
Bad debt expense, net of recoveries	1,194	739
Depreciation and amortization expense	5,820	5,228
Adjustment to contingent earnout liability	919	(205)
Deferred income taxes	(2,190)	(1,647)
Employee stock awards	1,436	1,506
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(3,635)	2,122
Accounts receivable, net	(39,439)	(43,383)
Other assets	3,834	(228)
Accounts payable	(1,655)	543
Income taxes payable/refundable	12,196	14,162
Accrued personnel costs and other liabilities	(10,009)	(7,334)

Net cash used in continuing operations	(12,148)	(11,303)
Operating cash flows provided by discontinued operations	20	18

Net cash used in operating activities	(12,128)	(11,285)

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	—	(19,025)
Purchases of client fund investments	(975)	(2,160)
Proceeds from the sales and maturities of client fund investments	3,345	2,301
Proceeds from sales of divested and discontinued operations	73	1,037
Net decrease in funds held for clients	8,152	4,285
Additions to property and equipment, net	(1,744)	(168)
Other	44	10

Net cash provided by (used in) investing activities	8,895	(13,720)

Cash flows from financing activities:
Proceeds from bank debt	132,400	160,600
Payment of bank debt	(118,300)	(127,200)
Payment of contingent consideration for acquisitions	(1,040)	(1,692)
Payment for acquisition of treasury stock	—	(601)
Net decrease in client fund obligations	(10,522)	(4,375)
Other	—	(151)

Net cash provided by financing activities	2,538	26,581

Net (decrease) increase in cash and cash equivalents	(695)	1,576
Cash and cash equivalents at beginning of year	899	1,613

Cash and cash equivalents at end of period	$204	$3,189

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of March 31, 2013 and December 31, 2012, and the consolidated results of their operations and cash flows for the three months ended March 31, 2013 and 2012. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ. See CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Management’s estimates and assumptions include, but are not limited to, estimates of collectability of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, estimates of accrued liabilities (such as incentive compensation, self-funded health insurance accruals, legal reserves, income tax uncertainties, contingent purchase price obligations, and consolidation and integration reserves), the provision for income taxes, the realizability of deferred tax assets, and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured.

CBIZ offers a vast array of products and business services to its clients. Those services are delivered through four practice groups. A description of revenue recognition policies is included in the Annual Report on Form 10-K for the year ended December 31, 2012.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2.	Accounts Receivable, Net

Accounts receivable balances at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Trade accounts receivable	$137,405	$125,787
Unbilled revenue	67,966	41,005

Total accounts receivable	205,371	166,792
Allowance for doubtful accounts	(12,153)	(11,819)

Accounts receivable, net	$193,218	$154,973

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Goodwill	$440,926	$440,709
Intangible assets:
Client lists	166,516	168,699
Other intangible assets	8,478	9,644

Total intangible assets	174,994	178,343

Total goodwill and intangibles assets	615,920	619,052
Accumulated amortization:
Client lists	(63,957)	(62,115)
Other intangible assets	(4,863)	(5,718)

Total accumulated amortization	(68,820)	(67,833)

Goodwill and other intangible assets, net	$547,100	$551,219

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Operating expenses	$5,745	$5,147
Corporate general and administrative expenses	75	81

Total depreciation and amortization expense	$5,820	$5,228

5.	Borrowing Arrangements

CBIZ had two primary debt arrangements at March 31, 2013 that provided the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million and a $275 million unsecured credit facility. In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2012 for additional details of CBIZ’s borrowing arrangements.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31,	December 31,
	2013	2012
Principal amount of notes	$130,000	$130,000
Unamortized discount	(7,650)	(8,334)

Net carrying amount	$122,350	$121,666

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount is being amortized at an annual effective rate of 7.5% over the term of the 2010 Notes, which is five years from the date of issuance. At March 31, 2013, the unamortized discount had a remaining amortization period of approximately 30 months.

2006 Convertible Senior Subordinated Notes

At March 31, 2013, CBIZ still had $750,000 outstanding of its 3.125% Convertible Senior Subordinated Notes that were issued in 2006 (“2006 Notes”). These 2006 Notes are direct, unsecured, senior subordinated obligations of CBIZ. The 2006 Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted.

CBIZ separately accounts for the debt and equity components of the 2006 Notes. The carrying amount of the debt and equity components at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31,	December 31,
	2013	2012
Principal amount of notes	$750	$750
Unamortized discount	—	—

Net carrying amount	$750	$750

Additional paid-in-capital, net of tax	$11,425	$11,425

During the three months ended March 31, 2013 and 2012, CBIZ recognized interest expense on the 2010 Notes and 2006 Notes as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Contractual coupon interest	$1,590	$1,590
Amortization of discount	684	636
Amortization of deferred financing costs	180	180

Total interest expense	$2,454	$2,406

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Bank Debt

CBIZ maintains a $275 million unsecured credit facility (“credit facility”) with Bank of America as agent for a group of seven participating banks. The balance outstanding under the credit facility was $223.0 million and $208.9 million at March 31, 2013 and December 31, 2012, respectively. Rates for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Weighted average rates	2.97%	3.31%

Range of effective rates	2.67% - 3.91%	2.69% - 3.91%

CBIZ had approximately $47.6 million of available funds under the credit facility at March 31, 2013 net of outstanding letters of credit and performance guarantees of $4.4 million. The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The maturity date of the credit facility is June 2015. CBIZ believes that it is in compliance with its debt covenants at March 31, 2013.

6.	Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $2.5 million as of March 31, 2013 and December 31, 2012. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2013 and December 31, 2012 was $2.7 million.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.9 million as of March 31, 2013 and December 31, 2012. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

Legal Proceedings

In 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (the “CBIZ Parties”), were named as defendants in lawsuits filed in the U.S. District Court for the District of Arizona and the Superior Court for Maricopa County Arizona. The federal court case is captioned Robert Facciola, et al v. Greenberg Traurig LLP, et al., and the state court cases are captioned Victims Recovery, LLC v. Greenberg Traurig LLP, et al, Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al, Mary Marsh, et al v. Greenberg Traurig LLP, et al.; and ML Liquidating Trust v. Mayer Hoffman McCann PC, et al. Prior to these suits CBIZ MHM, LLC was named as a defendant in Jeffery C. Stone v. Greenberg Traurig LLP, et al. The Stone case was subsequently voluntarily dismissed by the plaintiff.

These lawsuits arose out of the bankruptcy of Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company were also named defendants in these lawsuits.

Mortgages Ltd. had been audited by Mayer Hoffman McCann PC (“Mayer Hoffman”), a CPA firm that has an administrative services agreement with CBIZ. The lawsuits assert claims against Mayer Hoffman for, among others things, violations of the Arizona Securities Act, common law fraud, and negligent misrepresentation, and seek to hold CBIZ vicariously liable for Mayer Hoffman’s conduct as either a statutory control person under the Arizona Securities Act or a joint venturer under Arizona common law. CBIZ is not a CPA firm, does not provide audits, and did not audit any of the entities at issue in these lawsuits, nor is CBIZ a control person of, or a joint venture with, Mayer Hoffman.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In June 2011, the Facciola court, in which the plaintiffs were seeking to certify a class of all Mortgages Ltd. investors, granted the motions to dismiss filed by the CBIZ Parties and Mayer Hoffman. After that dismissal order, the plaintiffs’ moved the court to amend their complaint in an attempt to state a claim against the CBIZ Parties and Mayer Hoffman. In November 2011, the Facciola court denied the plaintiffs request to amend the complaint as to the CBIZ Parties and Mayer Hoffman. In June 2012, the remaining defendants in the Facciola case reached a class action settlement, which the court approved in October 2012. Eighteen class members, however, opted out of the settlement before it was finalized and, in September 2012, filed a new case against all of the defendants in the Facciola case, including the CBIZ Parties (Rader et al. v. Greenberg Traurig, LLC, et al.). In December 2012, the Facciola plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit of the dismissal of their case against the CBIZ Parties and Mayer Hoffman. That appeal is currently pending.

The plaintiffs, except for the ML Liquidating Trust, are all alleged to have directly or indirectly invested in real estate mortgages through Mortgages Ltd. The Victims Recovery, Ashkenazi and Marsh plaintiffs seek monetary damages equivalent to their alleged losses on those investments. The ML Liquidating Trust asserts errors and omissions and breach of contract claims and is seeking monetary damages. The Ashkenazi complaint alleges damages of approximately $92 million; the Victims Recovery complaint alleges damages of approximately $53 million; the Marsh, Facciola, Rader, and ML Liquidating Trust complaints allege damages in excess of approximately $200 million. The plaintiffs in these suits also seek pre- and post-judgment interest, punitive damages and attorneys’ fees.

The CBIZ Parties filed motions to dismiss in all remaining cases. On March 11, 2013, the court issued a ruling dismissing the securities fraud and aiding and abetting securities fraud claims against the CBIZ Parties and Mayer Hoffman in the Marsh, Victims Recovery and Ashkenazi lawsuits, and also dismissed certain other claims in the Ashkenazi and Victims Recovery cases.

Subsequently, the CBIZ Parties and Mayer Hoffman, without admitting any liability, reached a settlement in the Victims Recovery lawsuit. As part of the settlement, the CBIZ Parties did not pay any monetary amounts. The Victims Recovery complaint had alleged damages of approximately $53 million.

On April 12, 2013, the court denied the CBIZ Parties’ motion to dismiss the remaining claims in the Ashkenazi lawsuit. On May 7, 2013, the court in the ML Liquidating Trust lawsuit issued a ruling dismissing claims for deepening insolvency damages, negligence and breach of contract and holding that any claims related to the 2004 and 2005 Mayer Hoffman audits were barred by the statute of limitations. The court denied the motion as the negligent misrepresentation claim. The court is still considering the CBIZ Parties’ motions to dismiss regarding the remaining claims in the Marsh lawsuit as well as its motions in the Rader lawsuit.

The CBIZ Parties deny all allegations of wrongdoing made against them in these actions and are vigorously defending the remaining proceedings. In particular, the CBIZ Parties are not control persons under the Arizona Securities Act of, or a joint venture with Mayer Hoffman. The CBIZ Parties do not have, in any respects, the legal right to control Mayer Hoffman’s audits or any say in how the audits are conducted. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters.

In January 2012, the CBIZ Parties were added as defendants to a lawsuit filed in the Superior Court of California for Orange County, (Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). This lawsuit arises out of a review of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009, Medical Capital was sued by the SEC and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are financial advisors that sold Medical Capital investments to their clients. Those plaintiffs were sued by their clients for losses related to Medical Capital and now seek to recover damages from the CBIZ Parties and Mayer Hoffman of approximately $87 million for the losses and expenses they incurred in litigation with their respective clients and for lost profits. The Signature lawsuit seeks to impose auditor-type liabilities upon the CBIZ Parties for attest services they did not conduct. Specific claims asserted and relief requested included fraud, intentional misrepresentation and concealment; negligent misrepresentation; equitable indemnity; declaratory relief and respondeat superior.

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

Bonds

In connection with CBIZ’s payroll business and the collection of client funds, CBIZ invests a portion of these funds in corporate and municipal bonds. CBIZ held corporate and municipal bonds with par values totaling $25.8 million and $28.2 million at March 31, 2013 and December 31, 2012, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity dates or callable dates ranging from July 2013 through January 2018, and are included in “Funds held for clients” on the consolidated balance sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the three months ended March 31, 2013 and the twelve months ended December 31, 2012 (in thousands):

	Three Months Ended March 31, 2013	Twelve Months Ended December 31, 2012
Fair value at beginning of period	$29,776	$30,923
Purchases	975	5,742
Sales	(345)	(2,000)
Maturities and calls	(3,000)	(4,900)
Decrease in bond premium	(216)	(290)
Fair market value adjustment	65	301

Fair value at end of period	$27,255	$29,776

Interest Rate Swaps

CBIZ uses interest rate swaps to manage interest rate risk exposure primarily through converting portions of floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. CBIZ does not enter into derivative instruments for trading or speculative purposes. See the Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion on CBIZ’s interest rate swaps.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At March 31, 2013 and December 31, 2012, the interest rate swap was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swap and its classification on the consolidated balance sheets at March 31, 2013 and December 31, 2012 (in thousands).

	March 31, 2013
	Notional	Fair	Balance Sheet
	Amount	Value (2)	Location
Interest rate swap (1)	$40,000	$(713)	Other non-current liabilities

	December 31, 2012
	Notional	Fair	Balance Sheet
	Amount	Value (2)	Location
Interest rate swap (1)	$40,000	$(817)	Other non-current liabilities

(1)	Represents interest rate swap with a notional value of $40.0 million, of which $25.0 million will expire in June 2014 and the remaining $15.0 million will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and receives interest that varies with the three-month LIBOR.
(2)	See additional disclosures regarding fair value measurements in Note 8.

The following table summarizes the effects of interest rate swap on CBIZ’s consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012 (in thousands).

	Gain (Loss) Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012	Location
Interest rate swap	$65	$(43)	$111	$90	Interest expense

8.	Fair Value Measurements

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table summarizes CBIZ’s assets and liabilities at March 31, 2013 and December 31, 2012 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	March 31, 2013	December 31, 2012
Deferred compensation plan assets	1	$43,965	$39,779
Corporate and municipal bonds	1	$27,255	$29,776
Interest rate swaps	2	$(713)	$(817)
Contingent purchase price liabilities	3	$(29,951)	$(30,012)

During the three months ended March 31, 2013, there were no transfers between the valuation hierarchy Levels 1, 2 or 3. The following table summarizes the change in fair values of the Company’s contingent purchase price liabilities identified as Level 3 for the three months ended March 31, 2013 and 2012 (pre-tax basis) (in thousands):

	2013	2012
Beginning balance – January 1	$(30,012)	$(25,325)
Additions from business acquisitions	—	(1,088)
Payment of contingent purchase price liabilities	980	1,692
Change in fair value of contingencies	(887)	259
Change in net present value of contingencies	(32)	(54)

Ending balance – March 31	$(29,951)	$(24,516)

Contingent Purchase Price Liabilities—Contingent purchase price liabilities arise from business acquisitions and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. A contingent liability is established for each acquisition that has a contingent purchase price component and normally extends over a three to six year term. The significant unobservable input used in the fair value measurement of the contingent purchase price liabilities is the future performance of the acquired business. The future performance of the acquired business directly impacts the contingent purchase price that is paid to the seller, thus performance that exceeds target could result in a higher payout, and a performance under target could result in lower payout. Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the consolidated statements of comprehensive income. These liabilities are reviewed quarterly and adjusted if necessary. See Note 12 for further discussion of contingent purchase price liabilities.

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Convertible Notes	$750	$750	$750	$750
2010 Convertible Notes	$122,350	$141,306	$121,666	$135,181

The fair value of CBIZ’s 2006 Notes and 2010 Notes was determined based upon their most recent quoted market price and as such, is considered to be a Level 1 fair value measurement. The 2006 Notes and 2010 Notes are carried at face value less any unamortized debt discount. See Note 6 for further discussion of CBIZ’s debt instruments.

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

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net unrealized gain on available-for-sale securities, net of income tax expense of $26 and $92, respectively	$41	$139
Net unrealized gain (loss) on interest rate swaps, net of income tax expense (benefit) of $39 and ($25), respectively	65	(43)
Foreign currency translation	(14)	(16)

Total other comprehensive income	$92	$80

Accumulated other comprehensive loss, net of tax, was approximately $0.7 million and $0.8 million at March 31, 2013 and December 31, 2012, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options	$719	$783
Restricted stock awards	717	723

Total stock-based compensation expense	$1,436	$1,506

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock award activity during the three months ended March 31, 2013 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	7,541	$7.18	1,078	$6.66
Granted	—	—	84	$6.01
Exercised or released	—	—	(70)	$6.83
Expired or canceled	(53)	$7.47	(8)	$7.24

Outstanding at March 31, 2013	7,488	$7.18	1,084	$6.59

Exercisable at March 31, 2013	3,933	$7.64

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations for the three months ended March 31, 2013 and 2012 (in thousands, except per share data).

	Three Months Ended March 31,
	2013	2012
Numerator:
Income from continuing operations after income tax expense	$18,283	$18,767

Denominator:
Basic
Weighted average common shares outstanding	49,417	49,103

Diluted
Stock options (1)	25	—
Restricted stock awards (1)	342	310
Contingent shares (2)	52	118

Diluted weighted average common shares outstanding	49,836	49,531

Basic earnings per share from continuing operations	$0.37	$0.38

Diluted earnings per share from continuing operations	$0.37	$0.38

(1)	A total of 7.4 million stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012, as their effect would be anti-dilutive.
(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12.	Acquisitions

During the first quarter of 2013, CBIZ did not acquire any businesses or client lists. CBIZ paid $0.9 million in cash and issued approximately 99,000 shares of common stock during the first quarter of 2013 as contingent earnouts for previous acquisitions. In addition, during the first quarter of 2013, CBIZ increased the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $0.9 million due to higher than originally projected future results of the acquired businesses. This increase is included in “Other income, net” in the consolidated statements of comprehensive income. See Note 8 for further discussion of contingent purchase price liabilities.

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

The operating results of these businesses were included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements were recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired (including client lists and non-compete agreements) was allocated to goodwill.

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned on prior period acquisitions during the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Goodwill	$217	$5,597

Client lists	$—	$5,603

Other intangible assets	$—	$140

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

As a result of CBIZ’s acquisition activities during 2012, the following table provides pro forma financial information as if all the acquisitions were acquired on January 1, 2012. See CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed description of the businesses that were acquired during 2012. The pro forma financial information includes the effect of certain adjustments to normalize such expenses as interest, amortization, benefits and incentive compensation. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been obtained had these businesses actually been acquired at January 1, 2012, nor are they intended to be a projection of future results of operations.

	Three Months Ended March 31, 2012
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$220,827	$13,213	$234,040
Net income	$18,785	$1,176	$19,961
Earnings per share:
Basic	$0.38	$0.02	$0.40
Diluted	$0.38	$0.02	$0.40
Weighted average common shares outstanding:
Basic	49,103	630	49,733
Diluted	49,531	630	50,161

13.	Discontinued Operations and Divestitures

CBIZ will divest (through sale or closure) business operations that do not contribute to the Company’s long-term objectives for growth, or that are not complementary to its target service offerings and markets. Divestitures are classified as discontinued operations provided they meet the criteria as provided in FASB ASC 205 “Presentation of Financial Statements – Discontinued Operations – Other Presentation Matters.”

Discontinued Operations

Gains from the sale of discontinued operations are recorded as “Gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of comprehensive income. In addition, proceeds that are contingent upon a divested operation’s actual future performance are recorded as “Gain on disposal of discontinued operations, net of tax” in the period they are earned. During the first quarters of 2013 and 2012, CBIZ did not discontinue the operations of any of its businesses and did not sell any operations. Gains recorded in the first quarters of 2013 and 2012 related to contingent proceeds on sales of discontinued operations that occurred in prior periods.

Revenue and results from operations of discontinued operations for the three months ended March 31, 2013 and 2012 are separately reported as “Loss from operations of discontinued operations, net of tax” in the consolidated statements of comprehensive income and were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$—	$—

Loss from operations of discontinued operations, before income tax benefit	$(5)	$(6)
Income tax benefit	2	2

Loss from operations of discontinued operations, net of tax	$(3)	$(4)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

For the three months ended March 31, 2013 and 2012, gain on the disposal of discontinued operations was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Gain on disposal of discontinued operations, before income tax expense	$36	$35
Income tax expense	13	13

Gain on disposal of discontinued operations, net of tax	$23	$22

At March 31, 2013 and December 31, 2012, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Assets:
Other current assets	$240	$267
Liabilities:
Other current liabilities	$170	$173

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

Financial Services	Employee Services	MMP	National Practices
• Accounting • Tax • Financial Advisory • Valuation • Litigation Support • Government Health Care Consulting • Risk Advisory Services • Real Estate Advisory	• Employee Benefits • Property & Casualty • Retirement Plan Services • Payroll Services • Life Insurance • Human Capital Services • Compensation Consulting • Recruiting • Actuarial Services	• Coding and Billing • Accounts Receivable Management • Full Practice Management Services	• Managed Networking and HardwareServices • Health Care Consulting • Mergers & Acquisitions

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Corporate and Other. Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of gains or losses attributable to assets held in the Company’s deferred compensation plan, stock-based compensation, certain health care costs, consolidation and integration charges, certain professional fees, certain advertising costs and other various expenses.

Accounting policies of the practice groups are the same as those described in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2012. Upon consolidation, all intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding those costs listed above, which are reported in the “Corporate and Other” segment. Segment information for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended March 31, 2013
	Financial Services	Employee Services	MMP	National Practices	Corporate and Other	Total
Revenue	$141,170	$52,778	$33,347	$7,486	$—	$234,781
Operating expenses	105,515	42,622	30,912	6,950	4,861	190,860

Gross margin	35,655	10,156	2,435	536	(4,861)	43,921
Corporate general & admin	—	—	—	—	9,984	9,984

Operating income (loss)	35,655	10,156	2,435	536	(14,845)	33,937
Other income (expense):
Interest expense	—	(8)	—	—	(4,345)	(4,353)
Gain on sale of operations, net	—	—	—	—	18	18
Other income, net	37	101	51	—	1,590	1,779

Total other income (expense)	37	93	51	—	(2,737)	(2,556)

Income (loss) from continuing operations before income tax expense	$35,692	$10,249	$2,486	$536	$(17,582)	$31,381

	Three Months Ended March 31, 2012
	Financial Services	Employee Services	MMP	National Practices	Corporate And Other	Total
Revenue	$132,164	$48,059	$33,271	$7,333	$—	$220,827
Operating expenses	97,233	39,448	30,520	6,722	6,082	180,005

Gross margin	34,931	8,611	2,751	611	(6,082)	40,822
Corporate general & admin	—	—	—	—	10,544	10,544

Operating income (loss)	34,931	8,611	2,751	611	(16,626)	30,278
Other income (expense):
Interest expense	—	(6)	—	—	(4,116)	(4,122)
Gain on sale of operations, net	—	—	—	—	2,589	2,589
Other income, net	30	116	73	—	3,219	3,438

Total other income	30	110	73	—	1,692	1,905

Income (loss) from continuing operations before income tax expense	$34,961	$8,721	$2,824	$611	$(14,934)	$32,183

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15.	Subsequent Event

Effective May 1, 2013, CBIZ acquired Associated Insurance Agents (“AIA”) of Minneapolis, Minnesota. AIA specializes in property and casualty insurance, personal lines, and health and benefit insurance for clients primarily located in Minnesota, Wisconsin and Nebraska. Annual revenues are expected to be $3.8 million and will be reported in the Employee Services practice group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at March 31, 2013 and December 31, 2012, and results of operations and cash flows for the three months ended March 31, 2013 and 2012, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2012. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

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

See the Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of CBIZ’s business and strategies, as well as the external relationships and regulatory factors that currently impact the Company’s operations.

Executive Summary

Revenue for the first quarter of 2013 was $234.8 million compared to $220.8 million for the same period last year, an increase of 6.3%. Same-unit revenue decreased by 0.1%, or $0.3 million in the first quarter compared to the first quarter last year. Revenue from newly acquired operations contributed $14.3 million, or 6.4% of revenue growth, compared to the same period a year ago. Earnings per share from continuing operations were $0.37 per diluted share for the first quarter of 2013 compared to $0.38 per diluted share for the same period a year ago. Included in the first quarter of 2012 was a gain of $0.03 per diluted share related to the sale of CBIZ’s wealth management business in January 2011.

Non-GAAP earnings per diluted share were $0.54 and $0.49 for the first quarters of 2013 and 2012, respectively. First quarter 2012 Non-GAAP earnings exclude the $0.03 per diluted share gain on the sale of the Company’s wealth management business. CBIZ believes Non-GAAP earnings per diluted share illustrates the impact of certain non-cash charges or credits to income from continuing operations and is a useful performance measure for the Company, its analysts and its stockholders. Non-GAAP earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”), otherwise known as a Non-GAAP measure. As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations.” Reconciliations for the three months ended March 31, 2013 and 2012 are provided in the “Results of Operations – Continuing Operations” section that follows.

On February 6, 2013, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ outstanding common stock in open market or privately negotiated purchases through March 31, 2014.

Results of Operations – Continuing Operations

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on March 1, 2012, revenue for the month of March would be included in same-unit revenue for the first quarter of both years; revenue for the period January 1, 2013 through February 28, 2013 would be reported as revenue from acquired businesses.

Three Months Ended March 31, 2013 and 2012

Revenue

The following table summarizes total revenue for the three months ended March 31, 2013 and 2012 (in thousands, except percentages).

	THREE MONTHS ENDED MARCH 31,
	2013	% of Total	2012	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$133,164	56.7%	$132,164	59.8%	$1,000	0.8%
Employee Services	47,657	20.3%	48,059	21.8%	(402)	(0.8)%
MMP	32,217	13.7%	33,271	15.1%	(1,054)	(3.2)%
National Practices	7,486	3.2%	7,333	3.3%	153	2.1%

Total same-unit revenue	220,524	93.9%	220,827	100.0%	(303)	(0.1)%
Acquired businesses	14,257	6.1%	—	—%	14,257

Total revenue	$234,781	100.0%	$220,827	100.0%	$13,954	6.3%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Gross margin and operating expenses – Operating expenses increased by $10.9 million to $190.9 million for the first quarter of 2013 from $180.0 million for the comparable period of 2012, but decreased as a percentage of revenue to 81.3% for the first quarter of 2013 from 81.5% for the first quarter of 2012. The primary components of operating expenses for the first quarters of 2013 and 2012 are illustrated in the following table:

	THREE MONTHS ENDED MARCH 31,
	2013		2012
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	74.4%	60.5%	75.3%	61.4%	(0.9)%
Occupancy costs	6.1%	5.0%	6.3%	5.1%	(0.1)%
Depreciation and amortization	3.0%	2.3%	2.9%	2.3%	—
Travel and related costs	3.5%	2.8%	3.1%	2.5%	0.3%
Professional fees	2.5%	2.1%	1.9%	1.5%	0.6%
Other (1)	9.3%	7.7%	9.0%	7.5%	0.2%

Subtotal	98.8%	80.4%	98.5%	80.3%	0.1%
Deferred compensation	1.2%	0.9%	1.5%	1.2%	(0.3)%

Total operating expenses	100.0%	81.3%	100.0%	81.5%	(0.2)%

Gross margin		18.7%		18.5%	0.2%

(1)	Other operating expenses include office expenses, equipment costs, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The decrease in operating expenses as a percentage of revenue attributable to personnel costs was primarily due to lower incentive compensation and related benefit costs in the first quarter of 2013 compared to 2012. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups.” The increase in travel and related costs was caused by increased client development, staff training programs and from the impact of acquisitions. The increase in professional fees was primarily due to costs associated with outside services that support client engagements related to the Company’s state government health care contract business.

Corporate general and administrative expenses – Corporate general and administrative (“G&A”) expenses decreased by $0.5 million to $10.0 million for the first quarter of 2013 from $10.5 million for the comparable period of 2012, and decreased as a percentage of revenue to 4.2% for the first quarter of 2013 from 4.8% for the first quarter of 2012. The primary components of G&A expenses for the first quarters of 2013 and 2012 are illustrated in the following table:

	THREE MONTHS ENDED MARCH 31,
	2013		2012
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	61.3%	2.6%	62.4%	3.0%	(0.4)
Professional services	13.0%	0.6%	15.0%	0.8%	(0.2)%
Computer costs	5.4%	0.2%	4.6%	0.2%	—
Occupancy costs	2.0%	0.1%	2.4%	0.1%	—
Travel and related costs	2.4%	0.1%	2.4%	0.1%	—
Depreciation and amortization	0.8%	—	0.8%	—	—
Other (1)	12.3%	0.5%	9.4%	0.5%	—

Subtotal	97.2%	4.1%	97.0%	4.7%	(0.6)%
Deferred compensation costs	2.8%	0.1%	3.0%	0.1%	—

Total G&A expenses	100.0%	4.2%	100.0%	4.8%	(0.6)%

(1)	Other G&A expenses include office expenses, equipment costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The decrease in G&A expenses as a percentage of revenue attributable to personnel costs was primarily due to a decrease in the incentive compensation accrual as a lesser percentage of the estimated annual incentive payout was accrued during the three months ended March 31, 2013 compared to the same period in 2012. The decrease in professional fees was due to a decrease in consulting fees that were incurred to aid in the preparation of the Company’s legal proceedings during the three months ended March 31, 2012. For further discussion of legal proceedings, see Note 6 to the accompanying consolidated financial statements.

Interest expense – Interest expense increased by $0.3 million to $4.4 million for the first quarter of 2013 from $4.1 million for the comparable period in 2012. The increase in interest expense was primarily due to an increase in the average debt balance outstanding under the credit facility to $210.6 million for the first quarter of 2013 compared to $161.5 million for the first quarter of 2012, partially offset by a decrease in the weighted average interest rate to 3.0% for the first quarter of 2013 compared to 3.3% for the first quarter of 2012.

Gain on sale of operations, net – There were no transactions during the first quarter of 2013 that resulted in a significant gain or loss from the sale of operations. The gain on sale of operations, net was $2.6 million for the three months ended March 31, 2012 and was primarily due to the completion of certain contingent provisions to the sale agreement of the Company’s individual wealth management business that was sold in the first quarter of 2011.

Other income, net – Other income, net was $1.8 million and $3.4 million for the first quarters of 2013 and 2012, respectively, and was primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan and adjustments to contingent liabilities related to prior acquisitions. Gains in the fair value of investments related to the deferred compensation plan were $2.5 million and $3.0 million for the first quarters of 2013 and 2012, respectively. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increase to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income. Net adjustments to contingent liabilities related to prior acquisitions were an expense of $0.9 million and income of $0.3 million for the first quarters of 2013 and 2012, respectively.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $13.1 million and $13.4 million for the first quarters of 2013 and 2012, respectively. The effective tax rate for the first quarters of 2013 and 2012 was 41.7%.

Earnings per share and Non-GAAP earnings per share – Earnings per share from continuing operations were $0.37 and $0.38 per diluted share for the three months ended March 31, 2013 and 2012, respectively, and Non-GAAP earnings per share were $0.54 and $0.49 per diluted share for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2012, the after tax gain related to the gain on sale of the Company’s wealth management business that was sold in 2011 has been excluded from Non-GAAP earnings. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and diluted earnings per share from continuing operations to Non-GAAP earnings per diluted share for the three months ended March 31, 2013 and 2012.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	THREE MONTHS ENDED MARCH 31,
	2013	Per Share	2012	Per Share
	(In thousands, except per share data)
Income from continuing operations	$18,283	$0.37	$18,767	$0.38
Adjustment for gain on sale of operations	—	—	(1,547)	(0.03)
Selected non-cash charges:
Amortization	4,319	0.08	3,704	0.08
Depreciation (1)	1,501	0.03	1,524	0.03
Non-cash interest on convertible notes	684	0.01	636	0.01
Stock-based compensation	1,436	0.03	1,506	0.03
Adjustment to contingent earnouts	887	0.02	(250)	(0.01)

Non-cash charges	$8,827	$0.17	$7,120	$0.14

Non-GAAP earnings – continuing operations	$27,110	$0.54	$24,340	$0.49

(1)	Capital spending was $1.7 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

Operating Practice Groups

CBIZ delivers its integrated services through four practice groups: Financial Services, Employee Services, Medical Management Professionals (“MMP”) and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	THREE MONTHS ENDED MARCH 31,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$133,164	$132,164	$1,000	0.8%
Acquired businesses	8,006	—	8,006

Total revenue	$141,170	$132,164	$9,006	6.8%
Operating expenses	105,515	97,233	8,282	8.5%

Gross margin	$35,655	$34,931	$724	2.1%

Gross margin percent	25.3%	26.4%

The increase in same-unit revenue was primarily the result of stronger performance in the units that provide certain national services, which increased 12.4%, and offset the local accounting units, which decreased 1.5%. Growth in the national units was primarily due to increased project work in valuation services as well as in the federal and state governmental health care compliance industry. Revenue from acquired businesses was the result of the acquisition of PHBV Partners, L.L.P. (“PHBV”), which occurred on December 31, 2012.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $45.1 million and $40.9 million for the quarters ended March 31, 2013 and 2012, respectively. The increase in ASA fees was primarily the result of acquisitions.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs which represented 89.4% and 90.1% of total operating expenses for the first quarters of 2013 and 2012, respectively. Personnel costs increased $5.4 million during the first quarter of 2013 compared to the same period in 2012, and represented 79.8% and 81.0% of total operating expenses for the first quarters of 2013 and 2012, respectively. The $5.4 million increase was comprised of an increase in same-unit personnel costs of $0.5 million related to staff compensation increases, and an increase of $4.9 million associated with the acquisition of PHBV. Personnel costs represented 59.6% and 59.6% of revenue for the quarters ended March 31, 2013 and 2012, respectively. Occupancy costs are relatively fixed in nature and were $6.5 million, or 4.6% of revenue, and $6.2 million, or 4.7% of revenue, for the first quarters of 2013 and 2012, respectively. Travel and related costs were $3.6 million for the first quarter of 2013 compared to $2.6 million for the same period in 2012, and were 2.6% and 2.0% of total revenue for the quarters ended March 31, 2013 and 2012, respectively. The increase in travel and related costs was due to increased client development, professional staff training efforts and from the impact of acquisitions. In addition, professional service costs were $1.6 million for the first quarter of 2013 compared to $0.7 million for the same period in 2012, and were 1.5% and 0.7% of total revenue for the quarters ended March 31, 2013 and 2012, respectively. The increase in professional service costs was associated with outside services related to client engagements for our federal and state governmental health care contracts.

Employee Services

	THREE MONTHS ENDED MARCH 31,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$47,657	$48,059	$(402)	(0.8)%
Acquired businesses	5,121	—	5,121

Total revenue	$52,778	$48,059	$4,719	9.8%
Operating expenses	42,622	39,448	3,174	8.0%

Gross margin	$10,156	$8,611	$1,545	17.9%

Gross margin percent	19.2%	17.9%

The decrease in same-unit revenue was primarily attributable to a decline in the life insurance business of $0.8 million, offset in part by an increase in the employee benefits business of $0.4 million. The decline in life insurance revenue was due to several large policies that were placed in the first quarter of 2012 that did not reoccur in 2013. The increase in employee benefits revenue was due primarily to strong client retention and favorable renewal pricing trends in the first quarter of 2013.

The growth in revenue from acquisitions was provided by: Strategic Employee Benefit Services, an employee benefits client list in the Chicago, Illinois market that was acquired in the first quarter of 2012; Primarily Care, Inc., an employee benefits business located in Cranston, Rhode Island that was acquired in the second quarter of 2012; Stoltz and Company, LTD., L.L.P., a property and casualty insurance and employee benefits business headquartered in Midland, Texas that was acquired in the third quarter of 2012; Trinity Risk Advisors, Inc., a property and casualty insurance business located in Atlanta, Georgia that was acquired in the third quarter of 2012; Strategic Employee Benefit Services – The Pruett Group, Inc., an employee benefits business headquartered in Nashville, Tennessee that was acquired in the fourth quarter of 2012; the employee benefit division of Leavitt Pacific Insurance Brokers, Inc., an employee benefits business in the San Jose, CA market that was acquired in the fourth quarter of 2012; and Diversified Industries, Inc. d/b/a Payroll Control Systems, a payroll business in Minneapolis, MN that was acquired in the fourth quarter of 2012.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.4% and 83.2% of total operating expenses for the first quarters of 2013 and 2012, respectively. Excluding costs related to the acquired businesses of $2.8 million, personnel costs decreased approximately $0.8 million, primarily due to lower external sales commissions related to the decline in life insurance revenues discussed as well as certain severance costs incurred in the first quarter of 2012 that did not reoccur. Occupancy costs are relatively fixed and were $2.5 million for the first quarters of 2013 and 2012, excluding the costs of the acquired businesses of $0.3 million in 2013.

The increase in gross margin percent was primarily attributable to the growth in revenue from the acquired businesses mentioned above as well as the fact that the largest revenue increases occurred in the businesses which have a more fixed cost structure, and therefore, increases in revenue tend to have a more favorable impact on gross profit and the related margin.

Medical Management Professionals

	THREE MONTHS ENDED MARCH 31,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$32,217	$33,271	$(1,054)	(3.2)%
Acquired businesses	1,130	—	1,130

Total revenue	$33,347	$33,271	$76	0.2%
Operating expenses	30,912	30,520	392	1.3%

Gross margin	$2,435	$2,751	$(316)	(11.5)%

Gross margin percent	7.3%	8.3%

Same-unit revenue decreased 3.2% for the first quarter of 2013 compared to the same period in 2012. Approximately 55% of the decrease was attributable to decreased revenues from existing clients, with the remaining 45% attributable to client terminations, net of new business sold. The decline in revenue from existing clients can be attributed to several factors including decreases in pricing and reimbursement rates and a change in the mix of procedures resulting in a decrease in the average revenue per procedure. The decline in revenue from client terminations net of new business sold was attributable to many factors including: physician groups losing their hospital contracts, clients moving their billing function in-house, changes in group ownership, hospital consolidations, increased competitive pressures and timing of new business.

The largest components of operating expenses for MMP are personnel costs, professional service fees (primarily related to outside services for off-shore and electronic claims processing), occupancy costs and office expenses (primarily postage related to the Company’s statement mailing services), which represent 86.3% and 86.6% of total operating expenses for the first quarters of 2013 and 2012, respectively. Professional fees increased $0.6 million for the first quarter of 2013 compared to 2012 primarily as a result of a $0.5 million settlement with a vendor that reduced expense and was recorded in the first quarter of 2012. This increase in professional fees was partially offset by a decrease in personnel costs of $0.2 million for the first quarter of 2013 compared to 2012 resulting from continued efforts to move processing functions offshore. Occupancy costs and office expenses were relatively flat for the first quarters of 2013 and 2012.

National Practices

	THREE MONTHS ENDED MARCH 31,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,486	$7,333	$153	2.1%
Operating expenses	6,950	6,722	228	3.4%

Gross margin	$536	$611	$(75)	(12.3)%

Gross margin percent	7.2%	8.3%

The increase in revenue was primarily attributable to increases in services provided under a contractual relationship with CBIZ’s largest client, Edward Jones, during the first quarter of 2013 compared to 2012. Operating expenses for the National Practices group primarily consist of personnel costs, occupancy costs, and travel and related costs, which represent 95.1% and 94.6% of total operating expenses for the three months ended March 31, 2013 and 2012, respectively. Personnel costs increased by $0.2 million for the first quarter of 2013 compared to the first quarter of 2012 due to merit increases to existing employees supporting the Edward Jones business. Occupancy costs and travel and related costs were flat for the three months ended March 31, 2013 and 2012.

Financial Condition

Total assets were $998.7 million at March 31, 2013, an increase of $28.5 million versus December 31, 2012. Current assets of $378.9 million exceeded current liabilities of $259.0 million by $119.9 million.

Cash and cash equivalents decreased by $0.7 million to $0.2 million at March 31, 2013 from $0.9 million at December 31, 2012. Restricted cash was $23.0 million at March 31, 2013, an increase of $3.4 million from the December 31, 2012 balance of $19.6 million. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority regulated businesses and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and payments.

Accounts receivable, net, were $193.2 million at March 31, 2013, an increase of $38.2 million from December 31, 2012 due to the cyclical nature of CBIZ’s Financial Services business. Days sales outstanding (“DSO”) from continuing operations was 90 days, 74 days and 90 days at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $8.2 million and $12.1 million at March 31, 2013 and December 31, 2012, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

Funds held for clients and the corresponding client fund obligations primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts from clients and the subsequent cash payments. Client fund obligations can differ from funds held for clients due to changes in the market value of the underlying investments. The nature of these accounts is further described in Note 1 to the consolidated financial statements included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012.

Property and equipment, net, increased by $0.2 million to $20.6 million at March 31, 2013 from $20.4 million at December 31, 2012. The increase is primarily the result of capital expenditures of $1.7 million offset by depreciation and amortization expense of $1.5 million during the first quarter of 2013. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, decreased by $4.1 million at March 31, 2013 from December 31, 2012. The decrease was primarily a result of amortization expense recorded for the first quarter of 2013.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $44.0 million and $39.8 million at March 31, 2013 and December 31, 2012, respectively. The increase in assets of the deferred compensation plan of $4.2 million consisted of net participant contributions of $1.7 million and an increase in the fair value of the investments of $2.5 million for the three months ended March 31, 2013. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accounts payable balances of $37.8 million and $39.5 million at March 31, 2013 and December 31, 2012, respectively, reflect amounts due to suppliers and vendors. Accounts payable balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $26.5 million and $39.1 million at March 31, 2013 and December 31, 2012, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable – current decreased by $0.6 million to $5.6 million at March 31, 2013 from $6.2 million at December 31, 2012. Notes payable balances and activity are primarily attributable to notes and guaranteed payments related to business acquisitions. During the three months ended March 31, 2013, payments of $0.6 million were made on these notes.

Contingent purchase price liabilities (current and non-current) are comprised of purchase price liabilities that result from business acquisitions. Contingent purchase price liabilities (current and non-current) decreased by $0.1 million at March 31, 2013 from December 31, 2012. The decrease in the contingent liabilities was due to payments of $1.0 million partially offset by adjustments to the fair value of the contingency purchase price liabilities of $0.9 million.

Other liabilities (current and non-current) increased by $2.4 million to $29.4 million at March 31, 2013 from $27.0 million at December 31, 2012. The increase was primarily attributable to an increase of $1.7 million in accrued interest on CBIZ’s debt instruments due to timing of payments, an increase of $1.7 million related to the self-funded health insurance plan resulting from the timing of claim payments, and an increase in accrued legal expenses of $0.7 million. These increases were partially offset due to a decrease of $0.9 million related to accrued commissions.

Income taxes payable—current was $13.4 million and $1.4 million at March 31, 2013 and December 31, 2012, respectively. Income taxes payable—current primarily represents the provision for current income taxes less estimated tax payments. Income taxes payable – non-current at March 31, 2013 and December 31, 2012 was $4.2 million and $4.0 million, respectively, and represents the accrual for uncertain tax positions.

CBIZ’s convertible notes are carried at face value less any unamortized discount. The $0.7 million increase in the carrying value of the convertible notes at March 31, 2013 versus December 31, 2012 represents amortization of the discount which is recognized as non-cash interest expense in the consolidated statements of comprehensive income. The convertible notes are further disclosed in Note 5 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility increased $14.1 million to $223.0 million at March 31, 2013 from $208.9 million at December 31, 2012. This increase was primarily attributable to the seasonal use of cash that typically occurs in CBIZ’s first fiscal quarter related to the Financial Services practice group.

Stockholders’ equity increased by $20.5 million to $315.7 million at March 31, 2013 from $295.2 million at December 31, 2012. The increase was primarily attributable to net income of $18.3 million, CBIZ’s stock award programs which contributed $1.4 million, the issuance of $0.7 million in common shares related to business acquisitions, and income of $0.1 million to adjust the fair value of CBIZ’s investments in corporate and municipal bonds which is included in accumulated other comprehensive loss.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility and $130 million in 2010 Notes.

CBIZ maintains a $275 million unsecured credit facility with Bank of America as agent bank for a group of seven participating banks. At March 31, 2013, CBIZ had $223.0 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $4.4 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $47.6 million at March 31, 2013. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including working capital requirements and capital expenditures.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of March 31, 2013. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering securities or debt through public or private markets.

Sources and Uses of Cash

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Total cash provided by (used in):
Operating activities	$(12,128)	$(11,285)
Investing activities	8,895	(13,720)
Financing activities	2,538	26,581

(Decrease) increase in cash and cash equivalents	$(695)	$1,576

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

For the first quarter of 2013, cash used by operating activities was $12.1 million and was primarily due to changes in working capital of $38.7 million. The use of working capital cash was primarily a result of increased accounts receivable and the timing of payments on payables and personnel costs, offset partially by the increase in the tax liability based on the quarterly earnings. Offsetting these uses of cash for the first quarter of 2013 were net income of $18.3 million and non-cash adjustments to net income of approximately $8.3 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the convertible notes discount, amortization of deferred financing fees, stock-based compensation expenses, deferred income taxes, and adjustments to contingent purchase price liabilities.

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

Investing sources of cash during the first quarter of 2013 consisted of $10.5 million in net activity related to funds held for clients, which was partially offset by $1.7 million for capital expenditures.

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

Net cash provided by financing activities during the first quarter of 2013 was primarily from net borrowings from the credit facility of $14.1 million. Partially offsetting this source of cash was $10.5 million in net activity related to client fund obligations and $1.0 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions.

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

Obligations and Commitments

CBIZ’s aggregate amount of future obligations at March 31, 2013 for the next five years and thereafter is set forth below (in thousands):

	Total	2013 (1)	2014	2015	2016	2017	Thereafter
Convertible notes (2)	$130,750	$—	$—	$130,000	$750	$—	$—
Interest on convertible notes	19,098	6,362	6,362	6,362	12	—	—
Credit facility (3)	223,000	—	—	223,000	—	—	—
Income taxes payable (4)	13,422	13,422	—	—	—	—	—
Notes payable	6,851	5,629	1,222	—	—	—	—
Contingent purchase price liabilities(5)	29,951	12,581	9,035	8,077	130	128	—
Restructuring lease obligations (6)	5,590	1,057	1,201	1,239	1,135	451	507
Non-cancelable operating lease obligations (6)	151,658	27,651	30,790	25,508	22,489	17,240	27,980
Letters of credit in lieu of cash security deposits	2,516	45	250	—	835	—	1,386
Performance guarantees for non-consolidated affiliates	1,934	1,934	—	—	—	—	—
License bonds and other letters of credit	2,726	1,752	941	15	18	—	—

Total	$587,496	$70,433	$49,801	$394,201	$25,369	$17,819	$29,873

(1)	Represents contractual obligations from April 1, 2013 to December 31, 2013.
(2)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of the convertible notes on June 1, 2016 and can be redeemed by the Company at anytime.
(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.
(4)	Does not reflect $3.7 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.
(5)	Represents contingent earnout liability that is expected to be paid over the next six years to businesses CBIZ acquired on or after January 1, 2009.
(6)	Excludes cash expected to be received under subleases.

Off-Balance Sheet Arrangements

CBIZ maintains administrative service agreements with independent CPA firms (as described more fully in the Annual Report on Form 10-K for the year ended December 31, 2012), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact to CBIZ is not material to the financial condition, results of operations, or cash flows of CBIZ.

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.9 million at March 31, 2013 and December 31, 2012. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.5 million at March 31, 2013 and December 31, 2012. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2013 and December 31, 2012 totaled $2.7 million.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2013, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Interest Rate Risk Management

CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At March 31, 2013 and December 31, 2012, CBIZ had an interest rate swap with a $40.0 million notional amount, of which $25.0 million will expire in June 2014 and the remaining $15.0 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

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

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to CBIZ’s critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading Critical Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2012.

Valuation of Goodwill

Goodwill impairment testing between annual testing dates may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012. There was no goodwill impairment during the year ended December 31, 2012 or during the three months ended March 31, 2013.

CBIZ reviewed the significant assumptions that it used in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions and other qualitative factors that impact various economic indicators that are utilized in assessing fair value. Based on these analyses and the lack of any other evidence or significant event, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the three months ended March 31, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, the Company also may provide oral or written forward-looking statements in other materials the Company releases to the public. Any or all of the Company’s forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that the Company makes, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to: CBIZ’s ability to adequately manage its growth; CBIZ’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; changes in governmental regulation and tax laws affecting its operations; reversal or decline in the current trend of outsourcing business services; revenue seasonality or fluctuations in and collectability of receivables; liability for errors and omissions of the Company’s businesses; regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry); and reliance on information processing systems and availability of software licenses. Consequently, no forward-looking statement can be guaranteed.

A more detailed description of risk factors may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012. Except as required by the federal securities laws, CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, such as quarterly, periodic and annual reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at March 31, 2013 was $223.0 million. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2013, interest expense would increase or decrease approximately $1.8 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At March 31, 2013, CBIZ had an interest rate swap with a $40.0 million notional amount, of which $25.0 million will expire in June 2014 and the remaining $15.0 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

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

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding certain legal proceedings in which CBIZ is involved is incorporated by reference to Note 6 – Commitments and Contingencies, Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These risks could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered shares

During the first quarter of 2013, approximately 99,000 shares of CBIZ common stock were issued to former owners of businesses that were acquired by CBIZ prior to 2013. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act. The persons to whom the shares were issued had access to full information about distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

(c) Issuer purchases of equity securities

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 6, 2013, CBIZ’s Board of Directors authorized a Share Repurchase Plan which authorized the purchase of up to 5.0 million shares of CBIZ common stock. The Share Repurchase Plan is effective beginning April 1, 2013 and expires one year from the effective date. The repurchase plan does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. In addition, pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest shareholder, Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote, CBIZ purchased an option for $5.0 million, which expires on September 30, 2013, to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constitutes the remaining shares of CBIZ’s common stock held by Westbury.

There were no shares repurchased during the three months ended March 31, 2013. According to the terms of CBIZ’s credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 8 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012 for a description of working capital restrictions and limitations upon the payment of dividends.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (ii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates documents furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date: May 10, 2013	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer