Form 10-Q
period 2013-06-30
CBIZ, Inc.
filed 2013-08-09
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 31, 2013
Common Stock, par value $0.01 per share	50,971,562

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	JUNE 30, 2013	DECEMBER 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,187	$899
Restricted cash	28,219	19,627
Accounts receivable, net	161,402	137,058
Deferred income taxes – current	12,138	7,013
Other current assets	12,978	10,699
Assets of discontinued operations	102,087	103,291

Current assets before funds held for clients	318,011	278,587
Funds held for clients	116,370	154,447

Total current assets	434,381	433,034
Property and equipment, net	18,210	17,783
Goodwill and other intangible assets, net	474,981	470,997
Assets of deferred compensation plan	44,964	39,779
Deferred income taxes – non-current, net	—	790
Other assets	7,693	8,563

Total assets	$980,229	$970,946

LIABILITIES
Current liabilities:
Accounts payable	$40,766	$35,395
Income taxes payable – current	8,612	1,372
Accrued personnel costs	30,168	34,882
Notes payable – current	4,875	6,217
Contingent purchase price liability	14,456	12,844
Other current liabilities	19,785	14,424
Liabilities of discontinued operations	11,553	14,144

Current liabilities before client fund obligations	130,215	119,278
Client fund obligations	116,338	154,119

Total current liabilities	246,553	273,397
Convertible notes, net	123,810	122,416
Bank debt	204,000	208,900
Income taxes payable – non-current	4,280	4,009
Deferred income taxes – non-current, net	875	—
Deferred compensation plan obligations	44,964	39,779
Contingent purchase price liability	19,798	17,168
Other non-current liabilities	11,297	10,045

Total liabilities	655,577	675,714

STOCKHOLDERS’ EQUITY
Common stock	1,131	1,124
Additional paid-in capital	563,646	560,810
Retained earnings	132,580	105,131
Treasury stock	(371,890)	(371,080)
Accumulated other comprehensive loss	(815)	(753)

Total stockholders’ equity	324,652	295,232

Total liabilities and stockholders’ equity	$980,229	$970,946

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
Revenue	$172,511	$154,206	$373,945	$341,762
Operating expenses	151,627	136,013	311,625	285,579

Gross margin	20,884	18,193	62,320	56,183
Corporate general and administrative expenses	7,649	7,575	17,633	18,119

Operating income	13,235	10,618	44,687	38,064
Other income (expense):
Interest expense	(4,145)	(3,831)	(8,201)	(7,622)
Gain on sale of operations, net	48	50	66	2,639
Other income (expense), net	515	(884)	2,243	2,481

Total other expense, net	(3,582)	(4,665)	(5,892)	(2,502)
Income from continuing operations before income tax expense	9,653	5,953	38,795	35,562
Income tax expense	4,202	2,198	16,441	14,615

Income from continuing operations after income tax expense	5,451	3,755	22,354	20,947
Income from discontinued operations, net of tax	1,791	2,075	3,168	3,646
Gain on disposal of discontinued operations, net of tax	1,905	18	1,928	40

Net income	$9,147	$5,848	$27,450	$24,633

Earnings per share:
Basic:
Continuing operations	$0.11	$0.08	$0.45	$0.42
Discontinued operations	0.07	0.04	0.10	0.08

Net income	$0.18	$0.12	$0.55	$0.50

Diluted:
Continuing operations	$0.11	$0.08	$0.45	$0.42
Discontinued operations	0.07	0.04	0.10	0.08

Net income	$0.18	$0.12	$0.55	$0.50

Basic weighted average shares outstanding	49,639	49,040	49,535	49,074

Diluted weighted average shares outstanding	49,929	49,244	49,891	49,391

Comprehensive Income:
Net income	$9,147	$5,848	$27,450	$24,633
Other comprehensive loss, net of tax	(155)	(84)	(63)	(4)

Comprehensive income	$8,992	$5,764	$27,387	$24,629

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2013	2012
Cash flows from operating activities:
Net income	$27,450	$24,633
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(3,168)	(3,646)
Gain on disposal of discontinued operations, net of tax	(1,928)	(40)
Gain on sale of operations, net	(66)	(2,639)
Depreciation and amortization expense	9,374	8,261
Amortization of discount on notes and deferred financing costs	2,258	2,055
Bad debt expense, net of recoveries	2,490	2,321
Adjustment to contingent earnout liability	959	(7)
Deferred income taxes	(3,716)	(1,260)
Employee stock awards	2,924	2,869
Excess tax benefits from share based payment arrangements	(25)	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(8,614)	(1,626)
Accounts receivable, net	(27,663)	(30,451)
Other assets	(1,384)	535
Accounts payable	4,393	11,047
Income taxes payable/refundable	7,524	9,792
Accrued personnel costs and other liabilities	983	(2,861)

Net cash provided by continuing operations	11,791	18,983
Operating cash flows provided by discontinued operations	2,092	6,616

Net cash provided by operating activities	13,883	25,599

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(3,993)	(21,119)
Purchases of client fund investments	(4,390)	(4,042)
Proceeds from the sales and maturities of client fund investments	3,345	3,301
Proceeds from sales of divested and discontinued operations	101	1,092
Net decrease in funds held for clients	38,828	27,321
Additions to property and equipment, net	(2,760)	(649)
Other	83	133

Net cash flows provided by continuing operations	31,214	6,037
Investing cash flows used in discontinued operations	(312)	(1,419)

Net cash provided by investing activities	30,902	4,618

Cash flows from financing activities:
Proceeds from bank debt	232,800	293,650
Payment of bank debt	(237,700)	(289,450)
Payment for acquisition of treasury stock	(810)	(4,454)
Net decrease in client funds obligations	(37,781)	(26,526)
Proceeds from exercise of stock options	35	—
Payment of contingent consideration of acquisitions	(1,066)	(1,832)
Excess tax benefit from exercise of stock awards	25	—
Other	—	(149)

Net cash used in financing activities	(44,497)	(28,761)

Net increase in cash and cash equivalents	288	1,456
Cash and cash equivalents at beginning of year	899	1,613

Cash and cash equivalents at end of period	$1,187	$3,069

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of June 30, 2013 and December 31, 2012, the consolidated results of their operations for the three and six months ended June 30, 2013 and 2012, and the cash flows for the six months ended June 30, 2013 and 2012. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012.

Divestiture of Medical Management Professionals

On July 26, 2013, CBIZ, through its subsidiary CBIZ Operations, Inc., an Ohio Corporation, entered into an agreement with Zotec Partners, LLC, an Indiana limited liability company, to sell all of the issued and outstanding capital stock of each of CBIZ Medical Management Professionals, Inc., an Ohio corporation, and CBIZ Medical Management, Inc., a North Carolina corporation, and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s Medical Management Professionals ongoing operations and business (“MMP”) for a purchase price of approximately $200 million, which amount is subject to adjustment. Subject to customary closing conditions and regulatory approvals, the transaction is expected to close on September 1, 2013. After transaction costs and taxes, CBIZ expects proceeds to be approximately $145 million. As a result of the sale agreement, the assets and liabilities as well as the operations of MMP are reflected as discontinued operations in this Form 10-Q. See Note 13 for further discussion of discontinued operations and divestitures.

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

2.	Accounts Receivable, Net

Accounts receivable balances at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Trade accounts receivable	$120,276	$107,802
Unbilled revenue	52,949	41,005

Total accounts receivable	173,225	148,807
Allowance for doubtful accounts	(11,823)	(11,749)

Accounts receivable, net	$161,402	$137,058

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Goodwill	$383,926	$376,548
Intangible assets:
Client lists	136,303	134,987
Other intangible assets	8,293	8,501

Total intangible assets	144,596	143,488

Total goodwill and intangibles assets	528,522	520,036
Accumulated amortization:
Client lists	(48,576)	(44,293)
Other intangible assets	(4,965)	(4,746)

Total accumulated amortization	(53,541)	(49,039)

Goodwill and other intangible assets, net	$474,981	$470,997

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating expenses	$4,674	$4,062	$9,225	$8,093
Corporate general and administrative expenses	75	87	149	168

Total depreciation and amortization expense	$4,749	$4,149	$9,374	$8,261

5.	Borrowing Arrangements

CBIZ had two primary debt arrangements at June 30, 2013 that provided the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million and a $275 million unsecured credit facility. In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2012 for additional details of CBIZ’s borrowing arrangements.

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

CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Principal amount of notes	$130,000	$130,000
Unamortized discount	(6,940)	(8,334)

Net carrying amount	$123,060	$121,666

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount is being amortized at an annual effective rate of 7.5% over the term of the 2010 Notes, which is five years from the date of issuance. At June 30, 2013, the unamortized discount had a remaining amortization period of approximately 27 months.

2006 Convertible Senior Subordinated Notes

At June 30, 2013, CBIZ had $750,000 outstanding of its 3.125% Convertible Senior Subordinated Notes that were issued in 2006 (“2006 Notes”). These 2006 Notes are direct, unsecured, senior subordinated obligations of CBIZ. The 2006 Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CBIZ separately accounts for the debt and equity components of the 2006 Notes. The carrying amount of the debt and equity components at June 30, 2013 and December 31, 2012 were as follow (in thousands):

	June 30,	December 31,
	2013	2012
Principal amount of notes	$750	$750
Unamortized discount	—	—

Net carrying amount	$750	$750

Additional paid-in-capital, net of tax	$11,425	$11,425

During the three and six months ended June 30, 2013 and 2012, CBIZ recognized interest expense on the 2010 Notes and 2006 Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractual coupon interest	$1,590	$1,591	$3,181	$3,181
Amortization of discount	710	659	1,394	1,295
Amortization of deferred financing costs	180	180	360	360

Total interest expense	$2,480	$2,430	$4,935	$4,836

Bank Debt

CBIZ maintains a $275 million unsecured credit facility (“credit facility”) with Bank of America as agent for a group of seven participating banks. The balance outstanding under the credit facility was $204.0 million and $208.9 million at June 30, 2013 and December 31, 2012, respectively. Rates for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012
Weighted average rates	2.96%	3.22%

Range of effective rates	2.66% - 3.91%	2.69% - 3.91%

CBIZ had approximately $60.4 million of available funds under the credit facility at June 30, 2013, net of outstanding letters of credit and performance guarantees of $4.4 million. The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The maturity date of the credit facility is June 2015. CBIZ believes it is in compliance with its debt covenants at June 30, 2013.

6.	Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.5 million as of June 30, 2013 and December 31, 2012. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2013 and December 31, 2012 was $2.0 million and $2.7 million, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.9 million as of June 30, 2013 and December 31, 2012. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

Legal Proceedings

In 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (the “CBIZ Parties”), were named as defendants in lawsuits filed in the U.S. District Court for the District of Arizona and the Superior Court for Maricopa County, Arizona. The federal court case is captioned Robert Facciola, et al v. Greenberg Traurig LLP, et al, and the state court cases are captioned Victims Recovery, LLC v. Greenberg Traurig LLP, et al, Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al, Mary Marsh, et al v. Greenberg Traurig LLP, et al; and ML Liquidating Trust v. Mayer Hoffman McCann PC, et al. Prior to these suits CBIZ MHM, LLC was named as a defendant in Jeffery C. Stone v. Greenberg Traurig LLP, et al. The Stone case was subsequently voluntarily dismissed by the plaintiff.

These lawsuits arose out of the bankruptcy of Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms not related to the Company were also named defendants in these lawsuits.

Mortgages Ltd. had been audited by Mayer Hoffman McCann PC (“Mayer Hoffman”), a CPA firm that has an administrative services agreement with CBIZ. The lawsuits assert claims against Mayer Hoffman for, among others things, violations of the Arizona Securities Act, common law fraud, and negligent misrepresentation, and seek to hold the CBIZ Parties vicariously liable for Mayer Hoffman’s conduct as either a statutory control person under the Arizona Securities Act or a joint venturer under Arizona common law. CBIZ is not a CPA firm, does not provide audits, and did not audit any of the entities at issue in these lawsuits, nor is CBIZ a control person of, or a joint venture with, Mayer Hoffman.

In June 2011, the Facciola court, in which the plaintiffs were seeking to certify a class of all Mortgages Ltd. investors, granted the motions to dismiss filed by the CBIZ Parties and Mayer Hoffman. After that dismissal order, the plaintiffs moved the court to amend their complaint in an attempt to state a claim against the CBIZ Parties and Mayer Hoffman. In November 2011, the Facciola court denied the plaintiffs’ request to amend the complaint as to the CBIZ Parties and Mayer Hoffman. In June 2012, the remaining defendants in the Facciola case reached a class action settlement, which the court approved in October 2012. Eighteen class members, however, opted out of the settlement before it was finalized and, in September 2012, filed a new case against all of the defendants in the Facciola case, including the CBIZ Parties (Rader et al v. Greenberg Traurig, LLC, et al). In December 2012, the Facciola plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit of the dismissal of their case against the CBIZ Parties and Mayer Hoffman. That appeal is currently pending.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

On April 12, 2013, the court denied the CBIZ Parties’ motion to dismiss the remaining claims in the Ashkenazi lawsuit. On May 7, 2013, the court in the ML Liquidating Trust lawsuit issued a ruling dismissing claims for deepening insolvency damages, negligence and breach of contract and holding that any claims related to the 2004 and 2005 Mayer Hoffman audits were barred by the statute of limitations. The court denied the motion as to the negligent misrepresentation claim. On June 14, 2013, the court dismissed the RICO, fraud, and consumer fraud claims in the Marsh lawsuit, and denied the CBIZ Parties’ motion as to the negligent misrepresentation and aiding and abetting breaches of fiduciary duty claims.

The CBIZ Parties and Mayer Hoffman, without admitting any liability, have reached settlements in the Victims Recovery, Ashkenazi and Rader lawsuits. In addition, the CBIZ Parties and Mayer Hoffman, without admitting any liability, reached a settlement with a single plaintiff from the Marsh lawsuit. The CBIZ Parties did not pay any monetary amounts as part of these settlements. The Victims Recovery complaint had alleged damages of approximately $53 million, the Ashkenazi complaint had alleged damages of approximately $92 million and the Rader complaint alleged damages in excess of $15 million.

The CBIZ Parties deny all allegations of wrongdoing made against them in these actions and are vigorously defending the remaining proceedings. In particular, the CBIZ Parties are not control persons under the Arizona Securities Act of, or a joint venture with, Mayer Hoffman. The CBIZ Parties do not have, in any respects, the legal right to control Mayer Hoffman’s audits or any say in how the audits are conducted. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters.

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

Bonds

In connection with CBIZ’s payroll business and the collection of client funds, CBIZ invests a portion of these funds in corporate and municipal bonds. CBIZ held corporate and municipal bonds with par values totaling $29.3 million and $28.2 million at June 30, 2013 and December 31, 2012, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from July 2013 through April 2018, and are included in “Funds held for clients” on the consolidated balance sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the six months ended June 30, 2013 and the twelve months ended December 31, 2012 (in thousands):

	Six Months Ended June 30, 2013	Twelve Months Ended December 31, 2012
Fair value at beginning of period	$29,776	$30,923
Purchases	4,390	5,742
Sales	(345)	(2,000)
Maturities and calls	(3,000)	(4,900)
Decrease in bond premium	(154)	(290)
Fair market value adjustment	(295)	301

Fair value at end of period	$30,372	$29,776

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

At June 30, 2013 and December 31, 2012, the interest rate swap was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swap and its classification on the consolidated balance sheets at June 30, 2013 and December 31, 2012 (in thousands).

	June 30, 2013
	Notional	Fair	Balance Sheet
	Amount	Value (2)	Location
Interest rate swap (1)	$40,000	$(591)	Other current and non-current liabilities

	December 31, 2012
	Notional	Fair	Balance Sheet
	Amount	Value (2)	Location
Interest rate swap (1)	$40,000	$(817)	Other non-current liabilities

(1)	Represents interest rate swap with a notional value of $40.0 million, of which $15.0 million will expire in June 2014 and the remaining $25.0 million will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and received interest that varied with the three-month LIBOR.
(2)	See additional disclosures regarding fair value measurements in Note 8.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The swap was deemed to be effective for the three and six months ended June 30, 2013 and 2012. The following table summarizes the effects of the interest rate swap on CBIZ’s consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Gain (loss) Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest rate swap	$78	$(50)	$114	$95

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest rate swap	$143	$(93)	$225	$185

8.	Fair Value Measurements

The following table summarizes CBIZ’s assets and liabilities at June 30, 2013 and December 31, 2012 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	June 30, 2013	December 31, 2012
Deferred compensation plan assets	1	$44,964	$39,779
Corporate bonds	1	$30,372	$29,776
Interest rate swap	2	$(591)	$(817)
Contingent purchase price liabilities	3	$(34,254)	$(30,012)

During the six months ended June 30, 2013 and 2012, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of the Company’s contingent purchase price liability for the six months ended June 30, 2013 and 2012 (pre-tax basis) (in thousands):

	2013	2012
Beginning balance – January 1	$(30,012)	$(25,325)
Additions from business acquisitions	(4,566)	(2,528)
Payment of contingent purchase price liabilities	1,283	1,982
Change in fair value of contingencies	(904)	111
Change in net present value of contingencies	(55)	(104)

Ending balance – June 30	$(34,254)	$(25,864)

Contingent Purchase Price Liabilities—Contingent purchase price liabilities arise from business acquisitions and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. A contingent liability is established for each acquisition that has a contingent purchase price component and normally extends over a three year term. The significant unobservable input used in the fair value measurement of the contingent purchase price liabilities is the future performance of the acquired business. The future performance of the acquired business directly impacts the contingent purchase price that is paid to the seller; thus,

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the consolidated statements of comprehensive income. These liabilities are reviewed quarterly and adjusted if necessary. The risk of a large adjustment in any one reporting period is mitigated by the regular reviews of the performance of the acquired businesses and their respective contingent purchase price liability. The contingent purchase price liabilities are included in “Contingent purchase price liability” in the current and non-current sections of the consolidated balance sheets, depending on the expected settlement date. See Note 12 for further discussion of contingent purchase price liabilities.

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Convertible Notes	$750	$750	$750	$750
2010 Convertible Notes	$123,060	$144,383	$121,666	$135,181

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

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net unrealized (loss) gain on available-for-sale securities, net of income taxes (1)	$(216)	$(19)	$(175)	$120
Net unrealized gain (loss) on interest rate swaps, net of income taxes (2)	78	(50)	143	(93)
Foreign currency translation	(17)	(15)	(31)	(31)

Total other comprehensive loss	$(155)	$(84)	$(63)	$(4)

(1)	Net of income tax benefit of $144 and $13 for the three months ended June 30, 2013 and 2012, respectively, and net of income tax benefit of $118 and income tax expense of $80 for the six months ended June 30, 2013 and 2012, respectively.
(2)	Net of income tax expense of $45 and income tax benefit of $29 for the three months ended June 30, 2013 and 2012, respectively, and net of income tax expense of $84 and income tax benefit of $55 for the six months ended June 30, 2013 and 2012, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Accumulated other comprehensive loss, net of tax, was approximately $0.8 million at June 30, 2013 and December 31, 2012. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and an interest rate swap, and adjustments for foreign currency translation.

10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$730	$687	$1,449	$1,470
Restricted stock awards	758	676	1,475	1,399

Total stock-based compensation expense	$1,488	$1,363	$2,924	$2,869

Stock award activity during the six months ended June 30, 2013 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant- Date Fair Value (1)
Outstanding at beginning of year	7,541	$7.18	1,078	$6.66
Granted	1,497	$6.52	530	$6.44
Exercised or released	(6)	$5.87	(433)	$6.87
Expired or canceled	(825)	$7.56	(8)	$7.24

Outstanding at June 30, 2013	8,207	$7.03	1,167	$6.48

Exercisable at June 30, 2013	4,546	$7.43

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$5,451	$3,755	$22,354	$20,947

Denominator:
Basic
Weighted average common shares outstanding	49,639	49,040	49,535	49,074

Diluted
Stock options (1)	56	—	41	—
Restricted stock awards	172	93	253	206
Contingent shares (2)	62	111	62	111

Diluted weighted average common shares outstanding	49,929	49,244	49,891	49,391

Basic earnings per share from continuing operations	$0.11	$0.08	$0.45	$0.42

Diluted earnings per share from continuing operations	$0.11	$0.08	$0.45	$0.42

(1)	A total of 7.8 million and 7.7 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2013, respectively, and a total of 7.5 million and 7.4 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2012, respectively, as they were anti-dilutive.
(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

12.	Acquisitions

During the six months ended June 30, 2013, CBIZ acquired Associated Insurance Agents (“AIA”). AIA, located in Minneapolis, Minnesota, is an insurance brokerage agency specializing in property and casualty insurance, personal lines and health and benefit insurance. The operating results of AIA are reported in the Employee Services practice group. Aggregate consideration for this acquisition consisted of approximately $3.7 million in cash, $0.4 million in guaranteed future consideration, and $4.6 million in contingent consideration.

The aggregate purchase price for this acquisition was preliminarily allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$346
Identifiable intangible assets	2,774
Accounts payable	(835)
Accrued liabilities	(389)
Deferred tax liability – non-current	(1,165)

Total identifiable net assets	$731
Goodwill	7,915

Aggregate purchase price	$8,646

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Under the terms of the acquisition agreement, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangement is $5.2 million. CBIZ is required to record the fair value of this obligation at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangement was $4.6 million, which was recorded in the consolidated balance sheet at June 30, 2013. The goodwill of $7.9 million arising from the acquisition in the current year consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new business within the CBIZ organization, including cross-selling opportunities expected with the Company’s Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. Goodwill recognized is not deductible for income tax purposes.

CBIZ also purchased one client list, which is reported in the Employee Services practice group. Total consideration for this client list was $0.3 million cash paid at closing and an additional $0.2 million in cash, which is contingent upon future financial performance of the client list.

In addition, CBIZ paid $1.0 million in cash and issued approximately 136,000 shares of common stock during the six months ended June 30, 2013 as contingent earnouts for previous acquisitions. During the six months ended June 30, 2013, CBIZ also increased the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $0.9 million due to greater than originally projected future results of the acquired businesses. This increase is included in “Other income (expense), net” in the consolidated statements of comprehensive income. Refer to Note 8 for further discussion of contingent purchase price liabilities.

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

In addition, CBIZ paid $15.7 million in cash and issued approximately 263,000 shares of common stock during the six months ended June 30, 2012 as contingent earnouts for previous acquisitions, which includes approximately 251,100 shares of common stock that were earned in 2011 and issued in 2012. During the six months ended June 30, 2012, CBIZ also reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $0.1 million due to lower than originally projected future results of the acquired businesses. This reduction of $0.1 million is included in “Other income (expense), net” in the consolidated statements of comprehensive income. Refer to Note 8 for further discussion of contingent purchase price liabilities.

The operating results of acquired businesses are included in the accompanying consolidated financial statements since the dates of acquisition. Client lists and non-compete agreements are recorded at fair value at the time of acquisition. The excess of purchase price over the fair value of net assets acquired (including client lists and non-compete agreements) is allocated to goodwill.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned on prior period acquisitions during the six months ended June 30, 2013 and 2012, respectively, were as follows (in thousands):

	2013	2012
Goodwill	$7,378	$7,241

Client lists	$3,499	$7,173

Other intangible assets	$166	$220

As a result of CBIZ’s acquisition activities during 2012, the following tables provide pro forma financial information as if all the acquisitions were acquired on January 1, 2012. See CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed description of the businesses that were acquired during 2012. The pro forma financial information includes the effect of certain adjustments to normalize such expenses as interest, amortization, benefits and incentive compensation. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been obtained had these businesses actually been acquired at January 1, 2012, nor are they intended to be a projection of future results of operations. The “Consolidated As Reported” column also includes the impact of treating MMP as discontinued operations.

	Three Months Ended June 30, 2012
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$154,206	$14,199	$168,405
Income from continuing operations after income tax expense	$3,755	$1,126	$4,881
Earnings per share from continuing operations:
Basic	$0.08	$0.02	$0.10
Diluted	$0.08	$0.02	$0.10
Weighted average common shares outstanding:
Basic	49,040	655	49,695
Diluted	49,244	880	50,124

	Six Months Ended June 30, 2012
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$341,762	$27,412	$369,174
Income from continuing operations after income tax expense	$20,947	$2,302	$23,249
Earnings per share from continuing operations:
Basic	$0.42	$0.05	$0.47
Diluted	$0.42	$0.04	$0.46
Weighted average common shares outstanding:
Basic	49,074	662	49,736
Diluted	49,391	774	50,165

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13.	Discontinued Operations and Divestitures

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

On July 26, 2013, CBIZ, through its subsidiary CBIZ Operations, Inc., entered into an agreement with Zotec Partners, LLC to sell all of the issued and outstanding capital stock of each of CBIZ Medical Management Professionals, Inc. and CBIZ Medical Management, Inc. and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s Medical Management Professionals ongoing operations and business (“MMP”) for a purchase price of approximately $200 million, which amount is subject to adjustment. Subject to customary closing conditions and regulatory approvals, the transaction is expected to close on September 1, 2013. After transaction costs and taxes, CBIZ expects proceeds to be approximately $145 million.

Discontinued Operations

As a result of the agreement to sell MMP, the results of operations of MMP are included in “Income from discontinued operations, net of tax” on the consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012. Additionally, the assets and liabilities of MMP have been consolidated and are included in “Assets of discontinued operations” and “Liabilities of discontinued operations” on the consolidated balance sheets as of June 30, 2013 and December 31, 2012. Certain adjustments were determined to be necessary to correctly reflect the operating results and financial position of MMP. These adjustments include an allocation for interest expense and tax expense, as well as an allocation of deferred tax accounts that specifically relate to MMP. The interest charges were based on the assumption that $40.0 million of the credit facility debt was related to MMP, thus the interest related to the $40.0 million was charged to MMP at the respective annual rate of interest for the credit facility. Tax expense was allocated to MMP at its respective individual tax rate.

During the six months ended June 30, 2012, CBIZ did not discontinue the operations of any of its businesses and did not sell any operations.

Revenue and results from operations of discontinued operations for the three and six months ended June 30, 2013 and 2012 primarily relate to the discontinued operations of MMP and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$35,500	$34,401	$67,847	$67,672

Income from discontinued operations, before income tax	$2,906	$3,389	$5,140	$5,957
Income tax expense	1,115	1,314	1,972	2,311

Income from discontinued operations, net of tax	$1,791	$2,075	$3,168	$3,646

Gains from the sale of discontinued operations are recorded as “Gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of comprehensive income. In addition, proceeds that are contingent upon a divested operation’s actual future performance are recorded as “gain on disposal of discontinued operations, net of tax” in the period they are earned. During the three months ended June 30, 2013, CBIZ recorded a deferred tax benefit of $1.9 million for the estimated outside basis differences between the book and tax basis related to the expected future sale of its MMP operations.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Gain on the disposal of discontinued operations for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gain on disposal of discontinued operations, before income tax	$—	$28	$36	$63
Income tax (benefit) expense	(1,905)	10	(1,892)	23

Gain on disposal of discontinued operations, net of tax	$1,905	$18	$1,928	$40

At June 30, 2013 and December 31, 2012, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Assets:
Accounts receivable, net	$18,895	$17,915
Goodwill and other intangible assets, net	78,498	80,222
Property and equipment, net	2,275	2,609
Other assets	2,419	2,545

Assets of discontinued operations	$102,087	$103,291

Liabilities:
Accounts payable	$4,086	$4,088
Accrued personnel	3,001	4,230
Accrued expenses—current	663	2,296
Other liabilities	3,803	3,530

Liabilities of discontinued operations	$11,553	$14,144

Divestitures

Gains and losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the consolidated statements of comprehensive income. During the six months ended June 30, 2012, CBIZ recognized a contingent gain of $2.5 million from the 2011 sale of its individual wealth management business. Cash proceeds from the sale totaled approximately $0.9 million.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

14.	Segment Disclosures

CBIZ’s business units have been aggregated into three practice groups: Financial Services, Employee Services and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment in which they operate; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. A general description of services provided by each practice group is provided in the following table.

Financial Services	Employee Services	National Practices

• Accounting • Tax • Financial Advisory • Valuation • Litigation Support • Government Health Care Consulting • Risk Advisory Services • Real Estate Advisory	• Employee Benefits • Property & Casualty • Retirement Plan Services • Payroll Services • Life Insurance • Human Capital Services • Compensation Consulting • Recruiting • Actuarial Services	• Managed Networking and Hardware Services • Health Care Consulting • Mergers & Acquisitions

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

Segment information for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended June 30, 2013
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$113,808	$51,489	$7,214	$—	$172,511
Operating expenses	99,229	42,868	6,875	2,655	151,627

Gross margin	14,579	8,621	339	(2,655)	20,884
Corporate general & admin	—	—	—	7,649	7,649

Operating income (loss)	14,579	8,621	339	(10,304)	13,235
Other income (expense):
Interest expense	—	(1)	—	(4,144)	(4,145)
Gain on sale of operations, net	—	—	—	48	48
Other income, net	339	74	—	102	515

Total other income (expense)	339	73	—	(3,994)	(3,582)

Income (loss) from continuing operations before income tax expense	$14,918	$8,694	$339	$(14,298)	$9,653

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended June 30, 2012
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$101,336	$45,609	$7,261	$—	$154,206
Operating expenses	89,131	38,520	6,659	1,703	136,013

Gross margin	12,205	7,089	602	(1,703)	18,193
Corporate general & admin	—	—	—	7,575	7,575

Operating income (loss)	12,205	7,089	602	(9,278)	10,618
Other income (expense):
Interest expense	—	(6)	—	(3,825)	(3,831)
Gain on sale of operations, net	—	—	—	50	50
Other income (expense), net	66	77	—	(1,027)	(884)

Total other income (expense)	66	71	—	(4,802)	(4,665)

Income (loss) from continuing operations before income tax expense	$12,271	$7,160	$602	$(14,080)	$5,953

	Six Months Ended June 30, 2013
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$254,978	$104,267	$14,700	$—	$373,945
Operating expenses	204,744	85,490	13,825	7,566	311,625

Gross margin	50,234	18,777	875	(7,566)	62,320
Corporate general & admin	—	—	—	17,633	17,633

Operating income (loss)	50,234	18,777	875	(25,199)	44,687
Other income (expense):
Interest expense	—	(8)	—	(8,193)	(8,201)
Gain on sale of operations, net	—	—	—	66	66
Other income, net	376	175	—	1,692	2,243

Total other income (expense)	376	167	—	(6,435)	(5,892)

Income (loss) from continuing operations before income tax expense	$50,610	$18,944	$875	$(31,634)	$38,795

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30, 2012
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$233,500	$93,668	$14,594	$—	$341,762
Operating expenses	186,364	77,968	13,381	7,866	285,579

Gross margin	47,136	15,700	1,213	(7,866)	56,183
Corporate general & admin	—	—	—	18,119	18,119

Operating income (loss)	47,136	15,700	1,213	(25,985)	38,064
Other income (expense):
Interest expense	—	(12)	—	(7,610)	(7,622)
Gain on sale of operations, net	—	—	—	2,639	2,639
Other income, net	96	193	—	2,192	2,481

Total other income (expense)	96	181	—	(2,779)	(2,502)

Income (loss) from continuing operations before income tax expense	$47,232	$15,881	$1,213	$(28,764)	$35,562

15.	Subsequent Events

On July 26, 2013, CBIZ, through its subsidiary CBIZ Operations, Inc., entered into an agreement with Zotec Partners, LLC to sell all of the issued and outstanding capital stock of each of CBIZ Medical Management Professionals, Inc. and CBIZ Medical Management, Inc. and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s Medical Management Professionals ongoing operations and business (“MMP”) for a purchase price of approximately $200 million, which amount is subject to adjustment. Subject to customary closing conditions and regulatory approvals, the transaction is expected to close on September 1, 2013. After transaction costs and taxes, CBIZ expects proceeds to be approximately $145 million. As a result of the sale agreement, the assets and liabilities as well as the operations of MMP are reflected as discontinued operations in this Form 10-Q.

On July 26, 2013, CBIZ also entered into a stock purchase agreement with Westbury (Bermuda) Ltd., a Bermuda exempted company (“Westbury”), to purchase from Westbury approximately 3.858 million shares of the Company’s common stock, which is 50% of Westbury’s current holdings of the Company’s common stock, at a price of $6.65 per share, which represents the 60-day moving average share price at July 16, 2013. This agreement is contingent on the close of the sale of MMP and will occur immediately after the close. The original option agreement dated September 14, 2010 to purchase CBIZ common stock from Westbury at a price of $7.25 per share is still in effect and will expire on September 30, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at June 30, 2013 and December 31, 2012, results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

CBIZ provides professional business services, products and solutions that help its clients grow and succeed by better managing their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. See Note 14 to the accompanying consolidated financial statements for a general description of services provided by each practice group.

See the Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of CBIZ’s business and strategies, as well as the external relationships and regulatory factors that currently impact the Company’s operations.

Executive Summary

On July 26, 2013, CBIZ, through its subsidiary CBIZ Operations, Inc., an Ohio Corporation, entered into an agreement with Zotec Partners, LLC, an Indiana limited liability company, to sell all of the issued and outstanding capital stock of each of CBIZ Medical Management Professionals, Inc., an Ohio corporation, and CBIZ Medical Management, Inc., a North Carolina corporation, and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s Medical Management Professionals ongoing operations and business (“MMP”) for a purchase price of approximately $200 million, which amount is subject to adjustment. Subject to customary closing conditions and regulatory approvals, the transaction is expected to close on September 1, 2013. After transaction costs and taxes, CBIZ expects proceeds to be approximately $145 million, which will be used to repurchase shares as discussed below and to pay down outstanding debt on the unsecured credit facility. As a result of the sale agreement, the assets and liabilities as well as the operations of MMP are reflected as discontinued operations in this Form 10-Q.

On July 26, 2013, CBIZ also entered into an agreement with Westbury (Bermuda) Ltd., a Bermuda exempted company (“Westbury”), to purchase from Westbury 3.858 million shares of the Company’s common stock, which is 50% of Westbury’s current holdings of the Company’s common stock, at a price of $6.65 per share which represented the 60-day moving average share price at July 16, 2013. This agreement is contingent on the close of the sale of MMP and will occur immediately after the close.

Revenue for the three months ended June 30, 2013 increased by 11.9% to $172.5 million from $154.2 million for the comparable period in 2012. Revenue from newly acquired operations, net of divestitures, contributed $13.0 million, or 8.4%, to the growth in revenue, and same-unit revenue contributed $5.3 million, or 3.5%. Revenue for the six months ended June 30, 2013 increased by 9.4% to $373.9 million from $341.8 million for the comparable period in 2012. Revenue from newly acquired operations, net of divestitures, contributed $26.1 million, or 7.6%, and same-unit revenue contributed $6.0 to the growth in revenue, or 1.8%.

Earnings per share from continuing operations was $0.11 per diluted share for the three months ended June 30, 2013 and $0.08 for the comparable period in 2012. For the six months ended June 30, 2013 and 2012, earnings per diluted share from continuing operations were $0.45 and $0.42, respectively. Included in the six months ended June 30, 2012 was a gain of $0.03 per diluted share related to the sale of CBIZ’s wealth management business in January 2011. Non-GAAP earnings per diluted share were $0.25 and $0.20 for the three months ended June 30, 2013 and 2012, respectively, and $0.74 and $0.64 for the six months ended June 30, 2013 and 2012, respectively. CBIZ believes Non-GAAP earnings per diluted share illustrates the impact of certain non-cash charges and credits to income from continuing operations and is a useful measure for the Company and its analysts. Non-GAAP earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”). As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the three and six months ended June 30, 2013 and 2012 are provided in the “Results of Operations – Continuing Operations” section that follows.

During the six months ended June 30, 2013, CBIZ acquired Associated Insurance Agents (“AIA”) of Minneapolis, Minnesota. AIA is an insurance brokerage agency specializing in property and casualty insurance, personal lines, and health and benefit insurance. Annual revenues for AIA are expected to be approximately $3.8 million and will be reported in the Employee Services practice group.

Results of Operations – Continuing Operations

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on June 1, 2012, revenue for the month of June would be included in same-unit revenue for both years; revenue for the period January 1, 2013 through May 31, 2013 would be reported as revenue from acquired businesses.

Three Months Ended June 30, 2013 and 2012

Revenue – The following table summarizes total revenue for the three months ended June 30, 2013 and 2012 (in thousands, except percentages).

	Three Months Ended June 30,
	2013	% of Total	2012	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$106,216	61.6%	$101,336	65.7%	$4,880	4.8%
Employee Services	46,086	26.7%	45,609	29.6%	477	1.1%
National Practices	7,214	4.2%	7,261	4.7%	(47)	(0.7)%

Total same-unit revenue	159,516	92.5%	154,206	100.0%	5,310	3.4%
Acquired businesses	12,995	7.5%	—	—	12,995

Total revenue	$172,511	100.0%	$154,206	100.0%	$18,305	11.9%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased by $15.6 million to $151.6 million for the three months ended June 30, 2013 from $136.0 million for the comparable period of 2012, but decreased as a percentage of revenue to 87.9% for the three months ended June 30, 2013 from 88.2% for the comparable period of 2012.

The primary components of operating expenses for the three months ended June 30, 2013 and 2012 are included in the following table:

	Three Months Ended June 30,
	2013		2012
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	76.6%	67.3%	77.8%	68.6%	(1.3)%
Occupancy costs	6.2%	5.5%	6.5%	5.8%	(0.3)%
Depreciation and amortization	3.1%	2.7%	3.0%	2.6%	0.1%
Travel and related costs	4.1%	3.6%	3.6%	3.2%	0.4%
Other (1)	9.9%	8.7%	9.7%	8.6%	0.1%

Subtotal	99.9%	87.8%	100.6%	88.8%	(1.0)%
Deferred compensation costs	0.1%	0.1%	(0.6)%	(0.6)%	0.7%

Total operating expenses	100.0%	87.9%	100.0%	88.2%	(0.3)%

Gross margin		12.1%		11.8%	0.3%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The decrease in operating expenses as a percentage of revenue that was attributable to personnel costs was primarily due to a decrease in salaries and wages as a percentage of revenue, slightly offset by an increase in bonus accruals at those locations that exceeded profitability targets. The increase in deferred compensation costs as a percentage of revenue was due to modest gains in the value of the assets held in relation to CBIZ’s deferred compensation plan, which resulted in a slight impact to gross margin for the three months ended June 30, 2013, compared to losses of $0.9 million in the value of assets resulting in a favorable impact to gross margin for the comparable period in 2012. The increase in travel and related costs as a percentage of revenue was primarily due to increased client development efforts. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses – Corporate general and administrative (“G&A”) expenses were flat for the three months ended June 30, 2013 compared to the same period last year, but decreased as a percentage of revenue to 4.4% for the three months ended June 30, 2013 from 4.9% for the comparable period of 2012. The primary components of G&A expenses for the three months ended June 30, 2013 and 2012 are included in the following table:

	Three Months Ended June 30,
	2013		2012
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	56.2%	2.5%	42.7%	2.1%	0.4%
Professional services	15.3%	0.7%	25.8%	1.3%	(0.6)%
Computer costs	6.5%	0.3%	5.9%	0.3%	—
Travel and related costs	4.2%	0.2%	4.6%	0.2%	—
Depreciation and amortization	1.0%	—	1.1%	0.1%	(0.1)%
Other (1)	17.3%	0.7%	20.4%	0.9%	(0.2)%

Subtotal	100.5%	4.4%	100.5%	4.9%	(0.5)%
Deferred compensation costs	(0.5)%	—	(0.5)%	—	—

Total G&A expenses	100.0%	4.4%	100.0%	4.9%	(0.5)%

(1)	Other G&A expenses include office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The increase in G&A expenses as a percentage of revenue attributable to personnel costs is primarily due to an increase in incentive based compensation accrued during the three months ended June 30, 2013 compared to the same period in 2012. The decrease in professional fees was primarily related to a decrease in legal expenses during the three months ended June 30, 2013 compared to the same period last year related to the claims against CBIZ as described in Note 6 of the accompanying consolidated financial statements.

Interest expense – Interest expense increased by $0.3 million to $4.1 million for the three months ended June 30, 2013 from $3.8 million for the comparable period in 2012. The increase in interest expense was primarily due to an increase in the average debt balance outstanding under the credit facility to $180.4 million for the three months ended June 30, 2013 compared to $132.0 million for the three months ended June 30, 2012, partially offset by a decrease in the weighted average interest rate to 2.95% for the three months ended June 30, 2013 compared to 3.14% for the same period in 2012. See Note 5 of the accompanying consolidated financial statements for further discussion of CBIZ’s debt arrangements.

Other income (expense), net – For the three months ended June 30, 2013 and 2012, other income (expense), net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan. For the three months ended June 30, 2013, modest gains in the fair value of investments related to the deferred compensation plan were $0.1 million compared to losses of $0.9 million for the three months ended June 30, 2012. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding decrease or increase to compensation expense, which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $4.2 million and $2.2 million for the three months ended June 30, 2013 and 2012, respectively. The effective tax rate for the three months ended June 30, 2013 was 43.5%, compared to an effective tax rate of 36.9% for the comparable period in 2012. The increase in the effective tax rate primarily relates to the release of a valuation allowance on a state income tax credit carryforward during the second quarter of 2012.

Earnings per share and Non-GAAP earnings per share – Earnings per share from continuing operations were $0.11 and $0.08 per diluted share for the three months ended June 30, 2013 and 2012, respectively, and Non-GAAP earnings per share were $0.25 and $0.20 per diluted share for the three months ended June 30, 2013 and 2012, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and diluted earnings per share from continuing operations to Non-GAAP earnings per share for the three months ended June 30, 2013 and 2012.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	Three Months Ended June 30,
	2013	Per Share	2012	Per Share
	(In thousands, except per share data)
Income from continuing operations	$5,451	$0.11	$3,755	$0.08
Selected non-cash charges:
Amortization	3,586	0.07	2,949	0.06
Depreciation	1,163	0.02	1,200	0.02
Non-cash interest on convertible notes	710	0.02	659	0.01
Stock-based compensation	1,488	0.03	1,363	0.03
Adjustment to contingent earnouts	17	—	147	—

Non-cash charges	$6,964	$0.14	$6,318	$0.12

Non-GAAP earnings – continuing operations	$12,415	$0.25	$10,073	$0.20

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$106,216	$101,336	$4,880	4.8%
Acquired businesses	7,592	—	7,592

Total revenue	$113,808	$101,336	$12,472	12.3%
Operating expenses	99,229	89,131	10,098	11.3%

Gross margin	$14,579	$12,205	$2,374	19.5%

Gross margin percent	12.8%	12.0%

The growth in same-unit revenue was approximately 55% attributable to stronger performance in the units that provide certain national services and 45% attributable to the traditional accounting and tax services. Growth in the national units was primarily due to increased project work in valuation services as well as in the federal and state governmental health care compliance industry. The traditional accounting and tax services realized a 1.7% increase in hours and a 1.6% increase in revenue per hour for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Revenue from acquired businesses was the result of the acquisition of PHBV Partners, L.L.P. (“PHBV”), which occurred on December 31, 2012.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $35.9 million and $28.7 million for the three months ended June 30, 2013 and 2012, respectively. The increase in ASA fees was primarily the result of the PHBV acquisition.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs, which represented 88.8% and 88.7% of total operating expenses for the three months ended June 30, 2013 and 2012, respectively. Personnel costs increased $7.6 million during the three months ended June 30, 2013 compared to the same period in 2012, and was comprised of an increase in same-unit personnel costs of $3.0 million related to staff compensation increases and an increase of $4.6 million associated with the acquisition of PHBV. Personnel costs represented 68.3% and 69.3% of revenue for the three months ended June 30, 2013 and 2012, respectively. Occupancy costs are relatively fixed in nature and were $6.3 million and $5.9 million, or 5.6% and 5.9% of revenue, for the three months ended June 30, 2013 and 2012, respectively. Travel and related costs were $4.0 million for the three months ended June 30, 2013 compared to $2.9 million for the same period in 2012, and were 3.5% and 2.9% of total revenue for the three months ended June 30, 2013 and 2012, respectively. The increase in travel and related costs was due to increased cost incurred for clients (which is billed to clients), client development, professional staff training efforts and from the impact of acquisitions. In addition to the expenses discussed above, professional service costs were $2.0 million for the three months ended June 30, 2013 compared to $0.8 million for the same period in 2012, and were 1.7% and 0.8% of total revenue for the three months ended June 30, 2013 and 2012, respectively. The increase in professional service costs was associated with outside services related to client engagements for our federal and state governmental health care contracts.

Employee Services

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$46,086	$45,609	$477	1.0%
Acquired businesses	5,403	—	5,403

Total revenue	$51,489	$45,609	$5,880	12.9%
Operating expenses	42,868	38,520	4,348	11.3%

Gross margin	$8,621	$7,089	$1,532	21.6%

Gross margin percent	16.7%	15.5%

The increase in same-unit revenue was attributable to several offsetting factors. Property and casualty revenues increased $0.6 million due to better pricing throughout the industry as well as strong performance within the specialty program business. Payroll business revenues increased $0.5 million primarily due to pricing increases for core services. Retirement consulting revenues increased $0.4 million due to favorable equity market conditions as advisory fees are typically earned on plan asset balances, which have increased over the prior year. These increases in revenue were partially offset by a decline in the life insurance business of $0.8 million due to fewer policies placed.

The growth in revenue from acquisitions was provided by:

•	Primarily Care, Inc., an employee benefits business located in Cranston, Rhode Island that was acquired in the second quarter of 2012;

•	Stoltz and Company, LTD., L.L.P., a property and casualty insurance and employee benefits business headquartered in Midland, Texas that was acquired in the third quarter of 2012;

•	Trinity Risk Advisors, Inc., a property and casualty insurance business located in Atlanta, Georgia that was acquired in the third quarter of 2012;

•	Strategic Employee Benefit Services – The Pruett Group, Inc., an employee benefits business headquartered in Nashville, Tennessee that was acquired in the fourth quarter of 2012;

•	the employee benefit division of Leavitt Pacific Insurance Brokers, Inc., an employee benefits business in the San Jose, California market that was acquired in the fourth quarter of 2012;

•	Diversified Industries, Inc. d/b/a Payroll Control Systems, a payroll business in Minneapolis, Minnesota that was acquired in the fourth quarter of 2012; and

•	Associated Insurance Agents, Inc., a property and casualty and employee benefits business located in Minneapolis, Minnesota, that was acquired in the second quarter of 2013.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.4% and 83.2% of total operating expenses for the three months ended June 30, 2013 and 2012, respectively. Excluding costs related to the acquired businesses of $3.0 million, personnel costs decreased approximately $0.1 million, primarily due to lower external sales commissions related to the decline in life insurance revenues discussed above. Occupancy costs are relatively fixed and were $2.6 million for the three months ended June 30, 2013 and 2012, excluding the costs of the acquired businesses of $0.2 million in 2013.

National Practices

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,214	$7,261	$(47)	(0.6)%
Operating expenses	6,875	6,659	216	3.2%

Gross margin	$339	$602	$(263)	(43.7)%

Gross margin percent	4.7%	8.3%

Revenue for the three months ended June 30, 2013 and 2012 was relatively flat. The slight increase in revenue related to services provided under a contractual relationship with Edward Jones was offset by a decrease in revenues in the Company’s healthcare consulting business.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 92.9% and 94.5% of total operating expenses for the three months ended June 30, 2013 and 2012, respectively. Personnel costs for the three months ended June 30, 2013 increased slightly due to merit increases to existing employees supporting the Edward Jones business. Occupancy costs and travel and related costs were relatively flat for the three months ended June 30, 2013 and 2012.

Six Months Ended June 30, 2013 and 2012

Revenue – The following table summarizes total revenue for the six months ended June 30, 2013 and 2012 (in thousands, except percentages).

	Six Months Ended June 30,
	2013	% of Total	2012	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$239,379	64.0%	$233,500	68.3%	$5,879	2.5%
Employee Services	93,744	25.1%	93,668	27.4%	76	0.1%
National Practices	14,700	3.9%	14,594	4.3%	106	0.7%

Total same-unit revenue	347,823	93.0%	341,762	100.0%	6,061	1.8%
Acquired businesses	26,122	7.0%	—	—	26,122

Total revenue	$373,945	100.0%	$341,762	100.0%	$32,183	9.4%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased to $311.6 million for the six months ended June 30, 2013 from $285.6 million for the comparable period of 2012, but decreased as a percentage of revenue to 83.3% for the six months ended June 30, 2013 from 83.6% for the comparable period of 2012.

The primary components of operating expenses for the six months ended June 30, 2013 and 2012 are included in the following table:

	Six Months Ended June 30,
	2013		2012
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	76.6%	63.8%	77.6%	64.9%	(1.1)%
Occupancy costs	6.1%	5.1%	6.3%	5.3%	(0.2)%
Depreciation and amortization	3.0%	2.5%	2.8%	2.4%	0.1%
Travel and related costs	3.9%	3.2%	3.4%	2.9%	0.3%
Other (1)	9.6%	8.1%	9.3%	7.6%	0.5%

Subtotal	99.2%	82.7%	99.4%	83.1%	(0.4)%
Deferred compensation costs	0.8%	0.6%	0.6%	0.5%	0.1%

Total operating expenses	100.0%	83.3%	100.0%	83.6%	(0.3)%

Gross margin		16.7%		16.4%	0.3%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The decrease in operating expenses as a percentage of revenue that was attributable to personnel costs was primarily due to a decrease in accrued incentive compensation at certain locations that did not meet profitability targets, as well as a decrease in salaries and wages as a percentage of revenue. The increase in travel and related costs as a percentage of revenue was primarily due to increased client development efforts. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses – Corporate G&A expenses decreased by $0.5 million to $17.6 million for the six months ended June 30, 2013 from $18.1 million for the comparable period of 2012, and decreased as a percentage of revenue to 4.7% for the six months ended June 30, 2013 from 5.3% for the comparable period of 2012. The primary components of G&A expenses for the six months ended June 30, 2013 and 2012 are included in the following table:

	Six Months Ended June 30,
	2013		2012
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	59.1%	2.8%	54.1%	2.9%	(0.1)%
Professional services	14.0%	0.7%	19.5%	1.0%	(0.3)%
Computer costs	5.9%	0.3%	5.1%	0.3%	—
Travel and related costs	3.2%	0.2%	3.3%	0.2%	—
Depreciation and amortization	0.8%	—	0.9%	—	—
Other (1)	15.6%	0.6%	15.6%	0.8%	(0.2)%

Subtotal	98.6%	4.6%	98.5%	5.2%	(0.6)%
Deferred compensation costs	1.4%	0.1%	1.5%	0.1%	—

Total G&A expenses	100.0%	4.7%	100.0%	5.3%	(0.6)%

(1)	Other G&A expenses include office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The decrease in G&A expenses as a percentage of revenue attributable to personnel costs is primarily due to the increase in revenue for the six months ended June 30, 2013 compared to the same period last year. The decrease in professional fees was primarily related to a decrease in legal activities and expenses during the six months ended June 30, 2013 compared to the same period last year related to the claims against CBIZ as described in Note 6 of the accompanying consolidated financial statements.

Interest expense – Interest expense increased by $0.6 million to $8.2 million for the six months ended June 30, 2013 from $7.6 million for the comparable period in 2012. The increase in interest expense was primarily due to an increase in the average debt balance outstanding under the credit facility to $175.5 million for the six months ended June 30, 2013 compared to $126.7 million for the six months ended June 30, 2012, partially offset by a decrease in the weighted average interest rate to 2.96% for the six months ended June 30, 2013 compared to 3.22% for the same period in 2012.

Other (expense) income, net – Other (expense) income, net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan and adjustments to contingent liabilities related to previous acquisitions. Gains in the fair value of investments related to the deferred compensation were $2.6 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increase to compensation expense, which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income. In addition, adjustments to contingent liabilities resulted in expense of $0.9 million and income of $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $16.4 million and $14.6 million for the six months ended June 30, 2013 and 2012, respectively. The effective tax rate for the six months ended June 30, 2013 was 42.4%, compared to an effective tax rate of 41.1% for the same period in 2012. The increase in the effective tax rate primarily relates to the release of a valuation allowance on a state income tax carryforward during the six months ended June 30, 2012.

Earnings per share and Non-GAAP earnings per share – Earnings per share from continuing operations were $0.45 and $0.42 per diluted share for the six months ended June 30, 2013 and 2012, respectively, and Non-GAAP earnings per share were $0.74 and $0.64 per diluted share for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2012, the after tax gain related to the gain on sale of the Company’s wealth management business that was sold in 2011 has been excluded from Non-GAAP earnings. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and diluted earnings per share from continuing operations to Non-GAAP earnings per diluted share for the six months ended June 30, 2013 and 2012.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	Six Months Ended June 30,
	2013	Per Share	2012	Per Share
	(In thousands, except per share data)
Income from continuing operations	$22,354	$0.45	$20,947	$0.42
Adjustment for gain on sale of operations	—	—	(1,547)	(0.03)
Selected non-cash charges:
Amortization	7,042	0.14	5,851	0.12
Depreciation	2,332	0.05	2,410	0.05
Non-cash interest on convertible note	1,394	0.03	1,295	0.03
Stock-based compensation	2,924	0.06	2,869	0.05
Adjustments to contingent earnouts	904	0.01	(103)	—

Non-cash charges	$14,596	$0.29	$12,322	$0.25

Non-GAAP earnings – continuing operations	$36,950	$0.74	$31,722	$0.64

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$239,379	$233,500	$5,879	2.5%
Acquired businesses	15,599	—	15,599

Total revenue	$254,978	$233,500	$21,478	9.2%
Operating expenses	204,744	186,364	18,380	9.9%

Gross margin	$50,234	$47,136	$3,098	6.6%

Gross margin percent	19.7%	20.2%

The growth in same-unit revenue was approximately 90% attributable stronger performance in the units that provide certain national services and 10% attributable to the traditional accounting and tax services. Growth in the national units was primarily due to increased project work in valuation services as well as in the federal and state governmental health care compliance industry. The growth in the traditional accounting and tax services was due to a 1.2% increase in revenue per hour for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Revenue from acquired businesses was the result of the acquisition of PHBV, which occurred on December 31, 2012.

CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $81.0 million and $69.7 million for the six months ended June 30, 2013 and 2012, respectively. The increase in ASA fees was the result of acquisitions and same unit improvements from groups performing national services.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs which represented 89.1% and 89.4% of total operating expenses for the six months ended June 30, 2013 and 2012, respectively. Personnel costs increased $13.0 million during the six months ended June 30, 2013 compared to the same period in 2012, and represented 63.5% and 63.8% of revenue for the six months ended June 30, 2013 and 2012, respectively. The increase was comprised of an increase in same-unit personnel costs of $3.5 million due to increased headcount, particularly at the National Units and, to a lesser extent, an increase in incentive compensation costs due to improved overall profitability, as well as an increase of $9.5 million associated with the acquisition of PHBV. Occupancy costs are relatively fixed in nature and were $12.8 million and $12.1 million, or 5.0% and 5.2% of revenue, for the six months ended June 30, 2013 and 2012, respectively. Travel and related costs were $7.7 million and $5.5 million, or 3.0% and 2.4% of total revenue, for the six months ended June 30, 2013 and 2012, respectively. The increase in travel and related costs was due to increased cost incurred for clients (which is billed to clients), client development, professional staff training efforts and from the impact of acquisitions. In addition to the expenses discussed above, professional service costs were $3.6 million and $1.5 million, or 1.4% and 0.6% of total revenue, for the six months ended June 30, 2013 and 2012, respectively. The increase in professional service costs was associated with outside services related to client engagements for our federal and state governmental health care contracts.

Employee Services

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$93,744	$93,668	$76	0.1%
Acquired businesses	10,523	—	10,523

Total revenue	$104,267	$93,668	$10,599	11.3%
Operating expenses	85,490	77,968	7,522	9.6%

Gross margin	$18,777	$15,700	$3,077	19.6%

Gross margin percent	18.0%	16.8%

The increase in same-unit revenue was attributable to several offsetting factors. Property and casualty revenues increased $0.6 million due to better pricing throughout the industry as well as strong performance within the specialty program businesses. Payroll business revenues increased $0.6 million primarily due to pricing increases for core services. Retirement consulting revenues increased $0.5 million due to favorable equity market conditions as advisory fees are typically earned on plan asset balances, which have grown over the prior year. These increases were partially offset by a decline in the life insurance business of $1.6 million due to several large policies that were placed in the first half of 2012 that did not reoccur in 2013.

The growth in revenue from acquisitions was provided by:

•	Strategic Employee Benefit Services, an employee benefits client list in the Chicago, Illinois market that was acquired in the first quarter of 2012;

•	Primarily Care, Inc., an employee benefits business located in Cranston, Rhode Island that was acquired in the second quarter of 2012;

•	Stoltz and Company, LTD., L.L.P., a property and casualty insurance and employee benefits business headquartered in Midland, Texas that was acquired in the third quarter of 2012;

•	Trinity Risk Advisors, Inc., a property and casualty insurance business located in Atlanta, Georgia that was acquired in the third quarter of 2012;

•	Strategic Employee Benefit Services – The Pruett Group, Inc., an employee benefits business headquartered in Nashville, Tennessee that was acquired in the fourth quarter of 2012;

•	the employee benefit division of Leavitt Pacific Insurance Brokers, Inc., an employee benefits business in the San Jose, California market that was acquired in the fourth quarter of 2012;

•	Diversified Industries, Inc. d/b/a Payroll Control Systems, a payroll business in Minneapolis, Minnesota that was acquired in the fourth quarter of 2012; and

•	Associated Insurance Agents, a property and casualty and employee benefits business located in Minneapolis, Minnesota, that was acquired in the second quarter of 2013.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.4% and 83.2% of total operating expenses for the six months ended June 30, 2013 and 2012, respectively. Excluding costs related to the acquired businesses of $5.8 million, personnel costs decreased approximately $0.8 million, primarily due to lower external sales commissions related to the decline in life insurance revenues discussed above, as well as certain severance costs incurred in the first quarter of 2012 that did not reoccur. Occupancy costs are relatively fixed and were $5.1 million for the six months ended June 30, 2013 and 2012, excluding the costs of the acquired businesses of $0.5 million in 2013.

National Practices

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$14,700	$14,594	$106	0.7%
Operating expenses	13,825	13,381	444	3.3%

Gross margin	$875	$1,213	$(338)	(27.9)%

Gross margin percent	6.0%	8.3%

The increase in same-unit revenue was primarily attributable to services provided to CBIZ’s largest client, Edward Jones, under its cost-plus contract. The increase in revenue of approximately $0.4 was a result of wage increases issued during the past year. This increase in revenue was partially offset by a decrease in revenue in the health consulting business.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 94.0% and 94.5% of total operating expenses for the six months ended June 30, 2013 and 2012, respectively. Personnel costs for the six months ended June 30, 2012 increased by $0.3 million compared to the same period a year ago, primarily due to merit increases for current employees supporting the Edward Jones business. Occupancy costs and travel and related costs were flat for the six months ended June 30, 2013 and 2012.

Financial Condition

Total assets were $980.2 million at June 30, 2013, an increase of $9.3 million versus December 31, 2012. Current assets of $434.4 million exceeded current liabilities of $246.6 million by $187.8 million at June 30, 2013.

Cash and cash equivalents increased by $0.3 million to $1.2 million at June 30, 2013 from December 31, 2012. Restricted cash was $28.2 million at June 30, 2013, an increase of $8.6 million from December 31, 2012. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority regulated business and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net, were $161.4 million at June 30, 2013, an increase of $24.3 million from December 31, 2012, and days sales outstanding (“DSO”) from continuing operations was 83 days, 77 days and 83 days at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. DSO represents accounts receivable, net and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $13.0 million and $10.7 million at June 30, 2013 and December 31, 2012, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

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

Property and equipment, net, increased by $0.4 million to $18.2 million at June 30, 2012 from $17.8 million at December 31, 2012. The increase is primarily the result of capital expenditures of $2.8 million, partially offset by depreciation and amortization expense of $2.3 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $4.0 million at June 30, 2013 from December 31, 2012. This increase for the six months ended June 30, 2013 is comprised of additions to goodwill of $7.4 million and additions to intangible assets of $3.6 million resulting from acquisitions and contingent purchase price adjustments, partially offset by $7.0 million of amortization expense.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $45.0 million and $39.8 million at June 30, 2013 and December 31, 2012, respectively. The increase in assets of the deferred compensation plan of $5.2 million consisted of net participant contributions of $2.6 million and an increase in the fair value of the investments of $2.6 million for the six months ended June 30, 2013. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accounts payable balances of $40.8 million and $35.4 million at June 30, 2013 and December 31, 2012, respectively, reflect amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $30.2 million and $34.9 million at June 30, 2013 and December 31, 2012, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable – current decreased by $1.3 million to $4.9 million at June 30, 2013 from $6.2 million at December 31, 2012. Notes payable balances and activity are primarily guaranteed purchase price payments and contingent proceeds earned by previously acquired businesses. During the six months ended June 30, 2013, payments on guaranteed purchase price and notes attributable to contingent proceeds relating to previously acquired businesses were approximately $0.6 million. In addition, a purchase price adjustment related to a prior acquisition was made, which reduced notes payable by $0.7 million.

Contingent purchase price liabilities (current and non-current) relate to performance-based contingent purchase price liabilities that result from business acquisitions. Contingent purchase price liabilities (current and non-current) increased by $4.2 million at June 30, 2013 from December 31, 2012 due to an increase of $4.6 million from current year business acquisitions, adjustments of $0.9 million to the fair value of the contingency purchase price liabilities and $0.1 million in net present value adjustments to the liabilities. These increases were partially offset by payments of $1.3 million.

Other liabilities (current and non-current) increased by $6.6 million to $31.1 million at June 30, 2013 from $24.5 million at December 31, 2012. The increase was primarily attributable to an increase of $2.2 million related to the self-funded health insurance plan due to seasonality of claims experience, an increase of $1.5 million related to the accrued lease liability resulting from business acquisitions and new lease agreements at certain locations and additions to the legal and consulting accruals of $0.9 million for legal proceedings as described in Note 6 to the accompanying consolidated financial statements. These increases were partially offset by a reduction in unearned revenues of $0.4 million and payments made that reduced the restructuring accrual of $0.2 million.

Income taxes payable—current was $8.6 million and $1.4 million at June 30, 2013 and December 31, 2012, respectively. Income taxes payable—current at June 30, 2013 and December 31, 2012 primarily represents the provision for current income taxes less estimated tax payments. Income taxes payable – non-current at June 30, 2013 and December 31, 2012 was $4.3 million and $4.0 million, respectively, and represents the accrual for uncertain tax positions.

CBIZ’s 2006 Notes and 2010 Notes are carried at face value less unamortized discount. The $1.4 million increase in the carrying value of the convertible notes at June 30, 2013 compared to December 31, 2012 represents amortization of the discount, which is recognized as non-cash interest expense in the consolidated statements of comprehensive income. The convertible notes are further disclosed in Note 5 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility decreased $4.9 million to $204.0 million at June 30, 2013 from $208.9 million at December 31, 2012. This decrease was primarily attributable to funds provided by operating activities of $13.9 million for the six months ended June 30, 2013, partially offset by payments of $5.2 million related to acquisitions and earnouts and $2.7 million of capital expenditures.

Stockholders’ equity increased by $29.5 million to $324.7 million at June 30, 2013 from $295.2 million at December 31, 2012. The increase was primarily attributable to net income of $27.5 million, CBIZ’s stock award programs, which contributed $2.0 million, and the issuance of $0.9 million in common shares related to business acquisitions and contingent payments related to prior acquisitions. These increases were partially offset by $0.8 million related to the repurchase of 0.1 million shares of CBIZ common stock in conjunction with the settlement of restricted stock transactions and $0.1 million of expense to adjust the fair value of CBIZ’s investments in corporate and municipal bonds which is included in accumulated other comprehensive loss.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility and $130 million in 2010 Notes.

CBIZ maintains a $275 million unsecured credit facility with Bank of America as agent bank for a group of seven participating banks. At June 30, 2013, CBIZ had $204.0 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $4.4 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $60.4 million at June 30, 2013. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital requirements.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of June 30, 2013. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.

Subject to the closing of the sale of MMP, the estimated proceeds of $145 million will be used to fund the repurchase of approximately 3.8 million shares from Westbury as well as pay down the outstanding debt on the unsecured credit facility.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering securities or debt through public or private markets.

Sources and Uses of Cash

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012
Total cash provided by (used in):
Operating activities	$13,883	$25,599
Investing activities	30,902	4,618
Financing activities	(44,497)	(28,761)

Increase in cash and cash equivalents	$288	$1,456

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

For the six months ended June 30, 2013, net cash provided by operating activities was $13.9 million and primarily consisted of net income of $27.5 million and non-cash adjustments to net income of $14.3 million. Partially offsetting these sources of cash were changes in working capital items of $24.8 million and a net gain on the sale of operations and discontinued operations transactions of $5.2 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the discount on convertible notes and deferred financing fees, stock based compensation expense, deferred income tax expense, and adjustments to contingent purchase price liabilities. Net changes in working capital were primarily due to an increase in accounts receivable due to an increase in revenues and days sales outstanding, partially offset by an increase in income taxes payable resulting from the timing of payments. Cash provided by discontinued operations was $2.1 million.

For the six months ended June 30, 2012, net cash provided by operating activities was $25.6 million and primarily consisted of net income of $24.6 million and non-cash adjustments to net income of $14.2 million. Partially offsetting these sources of cash were changes in working capital items of $13.6 million and a net gain on the sale of operations and discontinued operations transactions of $6.3 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the discount on convertible notes and deferred financing fees, stock based compensation expense, deferred income tax expense, and adjustments to contingent purchase price liabilities. Net changes in working capital were primarily due to an increase in accounts receivable due to an increase in revenues and days sales outstanding, partially offset by an increase in accounts payable due to the Company’s efforts to manage payables, and income taxes payable resulting from the timing of payments. Cash provided by discontinued operations was $6.6 million.

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

During the six months ended June 30, 2013, investing sources of cash primarily consisted of net activities related to funds held for clients of $37.8 million. These sources of cash were partially offset by cash used related to business acquisitions and contingent payments on prior acquisitions of $4.0 million and capital expenditures of $2.8 million. Cash used by discontinued operations was $0.3 million.

Cash provided by investing activities during the six months ended June 30, 2012 primarily consisted of net activity related to funds held for clients of $26.6 million and proceeds from the sale of divested and discontinued operations of $1.1 million. These sources of cash were partially offset by $21.1 million of net cash used for acquisitions and contingent payments on prior acquisitions and capital expenditures of $0.6 million. Cash used by discontinued operations was $1.4 million.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, net change in client fund obligations, and proceeds from the exercise of stock options.

Net cash used in financing activities during the six months ended June 30, 2013 was primarily due to net activities related to client fund obligations of $37.8 million, net payments on the credit facility of $4.9 million, payments for contingent consideration included as part of the initial measurement of prior business acquisitions of $1.1 million, and $0.8 million used to repurchase shares of CBIZ common stock.

Net cash used in financing activities during the six months ended June 30, 2012 was primarily due to net activities related to client fund obligations of $26.5 million, $4.5 million used to repurchase shares of CBIZ common stock, $1.8 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions, and payment on notes payable of $0.2 million. These uses of cash were partially offset by $4.2 million in net borrowings from the credit facility.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations at June 30, 2013 for the next five years and thereafter is set forth below (in thousands):

	Total	2013 (1)	2014	2015	2016	2017	Thereafter
Convertible notes (2)	$130,750	$—	$—	$130,000	$750	$—	$—
Interest on convertible notes	15,917	3,181	6,362	6,362	12	—	—
Credit facility (3)	204,000	—	—	204,000	—	—	—
Income taxes payable (4)	8,612	8,612	—	—	—	—	—
Notes payable	6,097	4,875	1,222	—	—	—	—
Contingent purchase price liabilities(5)	34,254	12,653	8,666	9,817	2,990	128	—
Restructuring lease obligations (6)	5,125	592	1,201	1,239	1,135	451	507
Non-cancelable operating lease obligations (6)	149,654	15,362	27,885	24,871	23,289	18,776	39,471
Letters of credit in lieu of cash security deposits	2,516	—	295	—	835	—	1,386
Performance guarantees for non-consolidated affiliates	1,934	1,934	—	—	—	—	—
License bonds and other letters of credit	1,962	420	1,498	26	18	—	—

Total	$560,821	$47,629	$47,129	$376,315	$29,029	$19,355	$41,364

(1)	Represents contractual obligations from July 1, 2013 to December 31, 2013.
(2)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of the convertible notes on June 1, 2016 and can be redeemed by the Company at anytime.
(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.
(4)	Does not reflect $3.8 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.
(5)	Represents contingent earnout liability that is expected to be paid over the next six years to businesses CBIZ acquired on or after January 1, 2009.
(6)	Excludes cash expected to be received under subleases.

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

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.9 million at June 30, 2013 and December 31, 2012. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.5 million at June 30, 2013 and December 31, 2012. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2013 and December 31, 2012 totaled $2.0 million and $2.7 million, respectively.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2013, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.

Interest Rate Risk Management

CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At June 30, 2013 and 2012, CBIZ had an interest rate swap with a $40.0 million notional amount, of which $15 million will expire in June 2014 and the remaining $25 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

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

Valuation of Goodwill

Goodwill impairment testing between annual testing dates may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012. There was no goodwill impairment during the year ended December 31, 2012 or during the six months ended June 30, 2013.

CBIZ reviewed the significant assumptions that it used in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions and other qualitative factors that impact various economic indicators that are utilized in assessing fair value. Based on these analyses and the lack of any other evidence or significant event, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the six months ended June 30, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, the Company also may provide oral or written forward-looking statements in other materials the Company releases to the public. Any or all of the Company’s forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that the Company makes, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to: CBIZ’s ability to close the sale of its Medical Management Professionals business to Zotec Partners, LLC, including the satisfaction of customary closing conditions and regulatory approvals; CBIZ’s ability to close the Westbury stock purchase agreement; the impact of the disposition and stock purchase on CBIZ’s stock price; the anticipated benefits of the disposition and stock purchase on CBIZ’s financial results, business performance, and/or product offerings; CBIZ’s ability to adequately manage its growth; CBIZ’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; changes in governmental regulation and tax laws affecting its operations; reversal or decline in the current trend of outsourcing business services; revenue seasonality or fluctuations in and collectability of receivables; liability for errors and omissions of the Company’s businesses; regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry); and reliance on information processing systems and availability of software licenses. Consequently, no forward-looking statement can be guaranteed.

A more detailed description of risk factors may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012, and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” Except as required by the federal securities laws, CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, such as quarterly, periodic and annual reports.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at June 30, 2013 was $204.0 million. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2013, interest expense would increase or decrease approximately $1.6 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At June 30, 2013, CBIZ had an interest rate swap with a $40.0 million notional amount, of which $15 million will expire in June 2014 and the remaining $25 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

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

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding certain legal proceedings in which CBIZ is involved is incorporated by reference from Note 6 – Commitments and Contingencies, Notes to the Company’s Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC and the additional risk factors below. These risks could materially and adversely affect the consolidated financial condition, results of operations and cash flows of CBIZ.

The proposed disposition of our Medical Management Professionals business is subject to closing conditions that may not be satisfied.

On July 26, 2013, the Company, through its subsidiary CBIZ Operations, Inc., an Ohio Corporation (“CBIZ Operations”), entered into a stock purchase agreement with Zotec Partners, LLC, an Indiana limited liability company, to sell all of the issued and outstanding capital stock of each of CBIZ Medical Management Professionals, Inc., an Ohio corporation, and CBIZ Medical Management, Inc., a North Carolina corporation, and substantially all of the stock of their subsidiary companies, collectively consisting of all of the Company’s Medical Management Professionals ongoing operations and business (“MMP”). The transaction is subject to a number of conditions that must be satisfied before it can be completed, and if those conditions are not satisfied or waived, the sale may not be completed.

The proposed purchase of shares of our common stock from Westbury (Bermuda) Ltd. is subject to closing conditions that may not be satisfied, including the prior close of the disposition of our MMP business, which may not occur.

On July 26, 2013, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Westbury (Bermuda) Ltd., a Bermuda exempted company (“Westbury”), to purchase from Westbury 3,858,334.5 shares of the Company’s common stock. The transaction is subject to a number of conditions that must be satisfied before it can be completed, including the prior close of the disposition of our MMP business, and if those conditions are not satisfied or waived, the purchase may not be completed. The Purchase Agreement may be terminated if the disposition of our MMP business is not completed on or prior to November 1, 2013.

Failure to complete the disposition of our MMP business and the purchase of shares of our common stock from Westbury could negatively impact our stock price and the future business and financial results of MMP.

If the sale of our MMP business and/or the purchase of shares of our common stock from Westbury are not completed, our ongoing business and financial results of MMP may be adversely affected and we will be subject to a number of risks, including the following:

•	we may incur certain costs relating to the transactions, whether or not the transactions are completed;

•

matters relating the transactions may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and

•	any failure to complete the transactions could subject us to litigation.

If the disposition of our MMP business and/or the purchase of our common stock from Westbury are not completed, these risks may materialize and may adversely affect our business, financial results and stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered shares

During the second quarter of 2013, approximately 37,000 shares of CBIZ common stock were issued to former owners of businesses that were acquired by CBIZ prior to 2013. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act. The persons to whom the shares were issued had access to full information about distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act. See Note 12 of the accompanying consolidated financial statements for more information regarding acquisitions.

(c) Issuer purchases of equity securities

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan, which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 22, 2012, CBIZ’s Board of Directors authorized a Share Repurchase Plan that authorized the purchase of up to 5.0 million shares of CBIZ common stock. The Share Repurchase Plan was effective beginning April 1, 2012 and expired one year from the effective date. Effective April 1, 2013, CBIZ’s Board of Directors re-authorized the Share Repurchase Plan authorizing the purchase of up to 5.0 million shares of CBIZ common stock. The repurchase plan does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

In addition, pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest shareholder, Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote, CBIZ purchased an option for $5.0 million, which expires on September 30, 2013, to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share (the “Option”), which constitutes the remaining shares of CBIZ’s common stock held by Westbury.

On July 26, 2013, CBIZ entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Westbury, pursuant to which CBIZ agreed to purchase from Westbury 3,858,334.5 shares of CBIZ’s common stock (the “Purchased Shares”), pursuant to the Westbury Agreement. Following the completion of the purchase of the Purchased Shares under the Purchase Agreement, the remaining shares subject to the Westbury Agreement (the “Remaining Shares”), in the amount of 3,858,334.5 shares, will remain subject to the Westbury Agreement for the remainder of its term. CBIZ agreed to pay Westbury $25,657,924 for the Purchased Shares, which represents a price per share of $6.65. The transaction is subject to a number of conditions that must be satisfied before it can be completed, including the prior close of the disposition of CBIZ’s Medical Management Professionals business, which is currently expected to occur on September 1, 2013. The Purchase Agreement may be terminated if the disposition of CBIZ’s Medical Management Professionals business is not completed on or prior to November 1, 2013.

The Option on the Remaining Shares will continue until its expiration on September 30, 2013 and may be exercised, in whole or in part, at any time on or before the expiration date. The Remaining Shares will continue to be held in a custody account subject to a custody agreement previously established pursuant to the Westbury Agreement, until the expiration of the Option.

Shares repurchased during the three months ended June 30, 2013 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Second Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)
April 1 – April 30, 2013	35	$6.29	35	4,965
May 1 – May 31, 2013	91	$6.48	91	4,874
June 1 – June 30, 2013	—	—	—	4,874

Total second quarter purchases	126	$6.43	126

(1)	CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
(2)	Represents shares withheld from employees to satisfy certain tax obligations due in connection with restricted stock granted under the 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan.
(3)	Average price paid per share includes fees and commissions.
(4)	Amounts in this column represent the shares available to be repurchased, pursuant to the Share Repurchase Plan. Effective April 1, 2013, the shares available to be purchased was reset to 5.0 million pursuant to the Share Repurchase Plan authorized on February 6, 2013, which will expire one year from the effective date.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

2.1	Stock Purchase Agreement, dated July 26, 2013, among CBIZ Operations, Inc. and Zotec Partners, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-32961, dated August 1, 2013, and incorporated herein by reference).

10.1	Stock Purchase Agreement, dated July 26, 2013, among CBIZ, Inc., Westbury (Bermuda) Ltd., Westbury Trust, and Michael G. DeGroote (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-32961, dated August 1, 2013, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date: August 9, 2013	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer