Form 10-Q
period 2013-09-30
CBIZ, Inc.
filed 2013-11-08
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 31, 2013
Common Stock, par value $0.01 per share	47,395,494

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$3,553	$899
Restricted cash	24,963	19,627
Accounts receivable, net	161,715	136,815
Deferred income taxes – current	8,092	7,862
Other current assets	12,236	10,934
Assets of discontinued operations	24	103,291

Current assets before funds held for clients	210,583	279,428
Funds held for clients	103,645	154,447

Total current assets	314,228	433,875
Property and equipment, net	18,487	17,783
Goodwill and other intangible assets, net	470,909	469,571
Assets of deferred compensation plan	47,922	39,779
Deferred income taxes – non-current, net	—	621
Other assets	7,238	8,563

Total assets	$858,784	$970,192

LIABILITIES
Current liabilities:
Accounts payable	$33,667	$35,395
Income taxes payable – current	38,702	1,372
Accrued personnel costs	36,275	34,882
Notes payable – current	5,127	5,464
Contingent purchase price liability	15,583	12,844
Other current liabilities	17,571	14,880
Liabilities of discontinued operations	193	14,144

Current liabilities before client fund obligations	147,118	118,981
Client fund obligations	103,539	154,119

Total current liabilities	250,657	273,100
Convertible notes, net	124,520	122,416
Bank debt	40,000	208,900
Income taxes payable – non-current	6,097	4,009
Deferred income taxes – non-current, net	81	—
Deferred compensation plan obligations	47,922	39,779
Contingent purchase price liability	15,278	17,168
Other non-current liabilities	10,419	9,588

Total liabilities	494,974	674,960

STOCKHOLDERS’ EQUITY
Common stock	1,131	1,124
Additional paid-in capital	566,037	560,810
Retained earnings	194,941	105,131
Treasury stock	(397,548)	(371,080)
Accumulated other comprehensive loss	(751)	(753)

Total stockholders’ equity	363,810	295,232

Total liabilities and stockholders’ equity	$858,784	$970,192

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Revenue	$168,839	$149,841	$542,784	$491,603
Operating expenses	150,935	137,204	462,560	422,783

Gross margin	17,904	12,637	80,224	68,820
Corporate general and administrative expenses	8,944	7,475	26,577	25,594

Operating income	8,960	5,162	53,647	43,226
Other income (expense):
Interest expense	(3,815)	(3,576)	(12,016)	(11,198)
Gain on sale of operations, net	6	21	72	2,660
Other income, net	2,371	2,541	4,614	5,022

Total other expense, net	(1,438)	(1,014)	(7,330)	(3,516)
Income from continuing operations before income tax expense	7,522	4,148	46,317	39,710
Income tax expense	2,441	1,066	18,882	15,681

Income from continuing operations after income tax expense	5,081	3,082	27,435	24,029
Income from discontinued operations, net of tax	964	2,193	4,132	5,839
Gain on disposal of discontinued operations, net of tax	56,315	32	58,243	72

Net income	$62,360	$5,307	$89,810	$29,940

Earnings per share:
Basic:
Continuing operations	$0.10	$0.06	$0.56	$0.49
Discontinued operations	1.18	0.05	1.27	0.12

Net income	$1.28	$0.11	$1.83	$0.61

Diluted:
Continuing operations	$0.10	$0.06	$0.55	$0.49
Discontinued operations	1.17	0.05	1.26	0.12

Net income	$1.27	$0.11	$1.81	$0.61

Basic weighted average shares outstanding	48,504	48,895	49,187	49,014

Diluted weighted average shares outstanding	49,003	49,109	49,537	49,278

Comprehensive Income:
Net income	$62,360	$5,307	$89,810	$29,940
Other comprehensive income, net of tax	65	53	2	50

Comprehensive income	$62,425	$5,360	$89,812	$29,990

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Cash flows from operating activities:
Net income	$89,810	$29,940
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(4,132)	(5,839)
Gain on disposal of discontinued operations, net of tax	(58,243)	(72)
Gain on sale of operations, net	(72)	(2,660)
Depreciation and amortization expense	14,144	12,473
Amortization of discount on notes and deferred financing costs	3,399	3,111
Bad debt expense, net of recoveries	3,522	3,552
Adjustment to contingent earnout liability	1,176	(259)
Deferred income taxes	126	(1,059)
Employee stock awards	4,274	4,377
Excess tax benefits from share based payment arrangements	(25)	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(5,357)	(508)
Accounts receivable, net	(28,291)	(33,301)
Other assets	(323)	1,131
Accounts payable	(2,706)	4,677
Income taxes payable/refundable	(11,761)	8,267
Accrued personnel costs and other liabilities	(158)	3,192

Net cash provided by continuing operations	5,383	27,022
Operating cash flows provided by discontinued operations	5,212	10,628

Net cash provided by operating activities	10,595	37,650

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(5,014)	(26,669)
Purchases of client fund investments	(4,965)	(5,182)
Proceeds from the sales and maturities of client fund investments	4,145	4,056
Proceeds from sales of divested and discontinued operations	200,927	1,367
Net decrease in funds held for clients	51,405	24,992
Additions to property and equipment, net	(4,285)	(1,579)
Other	86	40

Net cash flows provided by (used in) continuing operations	242,299	(2,975)
Investing cash flows used in discontinued operations	(300)	(1,533)

Net cash provided by (used in) investing activities	241,999	(4,508)

Cash flows from financing activities:
Proceeds from bank debt	281,000	384,350
Payment of bank debt	(449,900)	(383,350)
Payment for acquisition of treasury stock	(26,468)	(5,716)
Net decrease in client funds obligations	(50,580)	(23,814)
Proceeds from exercise of stock options	576	—
Payment of contingent consideration of acquisitions	(4,593)	(5,204)
Excess tax benefit from exercise of stock awards	25	—
Other	—	(567)

Net cash used in financing activities	(249,940)	(34,301)

Net increase (decrease) in cash and cash equivalents	2,654	(1,159)
Cash and cash equivalents at beginning of year	899	1,613

Cash and cash equivalents at end of period	$3,553	$454

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of September 30, 2013 and December 31, 2012, the consolidated results of their operations for the three and nine months ended September 30, 2013 and 2012, and the cash flows for the nine months ended September 30, 2013 and 2012. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012.

Divestiture of Medical Management Professionals

On July 26, 2013, CBIZ, through its subsidiary CBIZ Operations, Inc., an Ohio Corporation, entered into an agreement with Zotec Partners, LLC, an Indiana limited liability company, to sell all of the issued and outstanding capital stock of each of CBIZ Medical Management Professionals, Inc., an Ohio corporation, and CBIZ Medical Management, Inc., a North Carolina corporation, and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s Medical Management Professionals ongoing operations and business (“MMP”). The sale of MMP was completed on August 30, 2013 for a total purchase price of $201.6 million, subject to final working capital adjustments. After transaction costs and taxes, CBIZ estimates proceeds of approximately $145.4 million. As a result of the completion of the divestiture of MMP, the assets and liabilities as well as the operations of MMP are reflected as discontinued operations on this Form 10-Q. See Note 13 for further discussion of discontinued operations and divestitures.

Stock Purchase Agreement with Westbury Ltd.

On August 30, 2013, concurrent with the sale of MMP, CBIZ completed an agreement with Westbury (Bermuda) Ltd., a Bermuda exempted company (“Westbury”), Westbury Trust, a Bermuda trust, and Michael G. DeGroote, the founder of CBIZ, to purchase from Westbury 3.85 million shares of the Company’s common stock, which was 50% of Westbury’s current holdings of the Company’s common stock, at a price of $6.65 per share.

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

2.	Accounts Receivable, Net

Accounts receivable balances at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30,	December 31,
	2013	2012
		(As Adjusted)
Trade accounts receivable	$111,144	$107,802
Unbilled revenue	61,826	40,762

Total accounts receivable	172,970	148,564
Allowance for doubtful accounts	(11,255)	(11,749)

Accounts receivable, net	$161,715	$136,815

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30,	December 31,
	2013	2012
		(As Adjusted)
Goodwill	$383,260	$375,122
Intangible assets:
Client lists	136,412	134,987
Other intangible assets	8,297	8,501

Total intangible assets	144,709	143,488

Total goodwill and intangibles assets	527,969	518,610
Accumulated amortization:
Client lists	(51,793)	(44,293)
Other intangible assets	(5,267)	(4,746)

Total accumulated amortization	(57,060)	(49,039)

Goodwill and other intangible assets, net	$470,909	$469,571

As a result of adjustments to purchase price accounting related to certain acquisitions that were completed in 2012, goodwill at December 31, 2012 was reduced by $1.4 million.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating expenses	$4,686	$4,130	$13,911	$12,223
Corporate general and administrative expenses	84	82	233	250

Total depreciation and amortization expense	$4,770	$4,212	$14,144	$12,473

5.	Borrowing Arrangements

CBIZ had two primary debt arrangements at September 30, 2013 that provided the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million and a $275 million unsecured credit facility. In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2012 for additional details of CBIZ’s borrowing arrangements.

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

CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Principal amount of notes	$130,000	$130,000
Unamortized discount	(6,230)	(8,334)

Net carrying amount	$123,770	$121,666

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount is being amortized at an annual effective rate of 7.5% over the term of the 2010 Notes, which is five years from the date of issuance. At September 30, 2013, the unamortized discount had a remaining amortization period of approximately 24 months.

2006 Convertible Senior Subordinated Notes

At September 30, 2013, CBIZ had $750,000 outstanding of its 3.125% Convertible Senior Subordinated Notes that were issued in 2006 (“2006 Notes”). These 2006 Notes are direct, unsecured, senior subordinated obligations of CBIZ. The 2006 Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CBIZ separately accounts for the debt and equity components of the 2006 Notes. The carrying amount of the debt and equity components at September 30, 2013 and December 31, 2012 were as follow (in thousands):

	September 30,	December 31,
	2013	2012
Principal amount of notes	$750	$750
Unamortized discount	—	—

Net carrying amount	$750	$750

Additional paid-in-capital, net of tax	$11,425	$11,425

During the three and nine months ended September 30, 2013 and 2012, CBIZ recognized interest expense on the 2010 Notes and 2006 Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual coupon interest	$1,590	$1,590	$4,771	$4,771
Amortization of discount	710	659	2,104	1,954
Amortization of deferred financing costs	180	180	540	540

Total interest expense	$2,480	$2,429	$7,415	$7,265

Bank Debt

CBIZ maintains a $275 million unsecured credit facility (“credit facility”) with Bank of America as agent for a group of seven participating banks. The balance outstanding under the credit facility was $40.0 million and $208.9 million at September 30, 2013 and December 31, 2012, respectively. The significant decrease in the balance outstanding from December 31, 2012 to September 30, 2013 was due to a portion of the proceeds from the sale of MMP being applied to the credit facility. Rates for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013	2012
Weighted average rates	2.96%	3.18%

Range of effective rates	2.40% – 3.91%	2.68% – 3.91%

CBIZ had approximately $138.8 million of available funds under the credit facility at September 30, 2013, net of outstanding letters of credit and performance guarantees of $4.4 million. The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The maturity date of the credit facility is June 2015. CBIZ believes it is in compliance with its debt covenants at September 30, 2013.

6.	Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.5 million as of September 30, 2013 and December 31, 2012. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2013 and December 31, 2012 was $2.4 million and $2.7 million, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.9 million as of September 30, 2013 and December 31, 2012. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

Bonds

In connection with CBIZ’s payroll business and the collection of client funds, CBIZ invests a portion of these funds in corporate and municipal bonds. CBIZ held corporate and municipal bonds with par values totaling $29.0 million and $28.2 million at September 30, 2013 and December 31, 2012, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from October 2013 through July 2018, and are included in “Funds held for clients” on the consolidated balance sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the nine months ended September 30, 2013 and the twelve months ended December 31, 2012 (in thousands):

	Nine Months Ended September 30, 2013	Twelve Months Ended December 31, 2012
Fair value at beginning of period	$29,776	$30,923
Purchases	4,965	5,742
Sales	(345)	(2,000)
Maturities and calls	(3,800)	(4,900)
Decrease in bond premium	(253)	(290)
Fair market value adjustment	(217)	301

Fair value at end of period	$30,126	$29,776

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

At September 30, 2013 and December 31, 2012, the interest rate swap was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swap and its classification on the consolidated balance sheets at September 30, 2013 and December 31, 2012 (in thousands).

	September 30, 2013
	Notional	Fair	Balance Sheet
	Amount	Value (2)	Location
Interest rate swap (1)	$40,000	$(539)	Other current and non-current liabilities

	December 31, 2012
	Notional	Fair	Balance Sheet
	Amount	Value (2)	Location
Interest rate swap (1)	$40,000	$(817)	Other non-current liabilities

(1)	Represents interest rate swap with a notional value of $40.0 million, of which $15.0 million will expire in June 2014 and the remaining $25.0 million will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and received interest that varied with the three-month LIBOR.
(2)	See additional disclosures regarding fair value measurements in Note 8.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The swap was deemed to be effective for the three and nine months ended September 30, 2013 and 2012. The following table summarizes the effects of the interest rate swap on CBIZ’s consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Gain (loss) Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Interest rate swap	$32	$(62)	$115	$97

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest rate swap	$175	$(155)	$340	$282

8.	Fair Value Measurements

The following table summarizes CBIZ’s assets and liabilities at September 30, 2013 and December 31, 2012 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	September 30, 2013	December 31, 2012
Deferred compensation plan assets	1	$47,922	$39,779
Corporate bonds	1	$30,126	$29,776
Interest rate swap	2	$(539)	$(817)
Contingent purchase price liabilities	3	$(30,861)	$(30,012)

During the nine months ended September 30, 2013 and 2012, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of the Company’s contingent purchase price liabilities for the nine months ended September 30, 2013 and 2012 (pre-tax basis) (in thousands):

	2013	2012
Beginning balance – January 1	$(30,012)	$(25,325)
Additions from business acquisitions	(4,566)	(6,812)
Payment of contingent purchase price liabilities	4,893	4,924
Change in fair value of contingencies	(1,090)	402
Change in net present value of contingencies	(86)	(143)

Ending balance – September 30	$(30,861)	$(26,954)

Contingent Purchase Price Liabilities—Contingent purchase price liabilities arise from business acquisitions and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. A contingent liability is established for each acquisition that has a contingent purchase price component and normally extends over a three year term. The significant unobservable input used in the fair value measurement of the contingent purchase price liabilities is the future performance of the acquired business. The future performance of

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

the acquired business directly impacts the contingent purchase price that is paid to the seller; thus, performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the consolidated statements of comprehensive income. These liabilities are reviewed quarterly and adjusted if necessary. The risk of a large adjustment in any one reporting period is mitigated by the regular reviews of the performance of the acquired businesses and their respective contingent purchase price liability. The contingent purchase price liabilities are included in “Contingent purchase price liability” in the current and non-current sections of the consolidated balance sheets, depending on the expected settlement date. See Note 12 for further discussion of contingent purchase price liabilities.

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Convertible Notes	$750	$750	$750	$750
2010 Convertible Notes	$123,770	$152,422	$121,666	$135,181

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

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net unrealized gain (loss) on available-for-sale securities, net of income taxes (1)	$47	$130	$(128)	$250
Net unrealized gain (loss) on interest rate swaps, net of income taxes (2)	32	(62)	175	(155)
Foreign currency translation	(14)	(15)	(45)	(45)

Total other comprehensive income	$65	$53	$2	$50

(1)	Net of income tax expense of $31 and $87 for the three months ended September 30, 2013 and 2012, respectively, and net of income tax benefit of $85 and income tax expense of $166 for the nine months ended September 30, 2013 and 2012, respectively.
(2)	Net of income tax expense of $19 and income tax benefit of $37 for the three months ended September 30, 2013 and 2012, respectively, and net of income tax expense of $103 and income tax benefit of $91 for the nine months ended September 30, 2013 and 2012, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Accumulated other comprehensive loss, net of tax, was approximately $0.8 million at September 30, 2013 and December 31, 2012. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and an interest rate swap, and adjustments for foreign currency translation.

10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$639	$754	$2,088	$2,224
Restricted stock awards	711	754	2,186	2,153

Total stock-based compensation expense	$1,350	$1,508	$4,274	$4,377

Stock award activity during the nine months ended September 30, 2013 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	7,541	$7.18	1,078	$6.66
Granted	1,497	$6.52	530	$6.44
Exercised or released	(90)	$6.41	(433)	$6.87
Expired or canceled	(1,123)	$7.29	(82)	$6.56

Outstanding at September 30, 2013	7,825	$7.05	1,093	$6.48

Exercisable at September 30, 2013	4,457	$7.45

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$5,081	$3,082	$27,435	$24,029

Denominator:
Basic
Weighted average common shares outstanding	48,504	48,895	49,187	49,014

Diluted
Stock options (1)	227	—	52	—
Restricted stock awards	204	118	230	168
Contingent shares (2)	68	96	68	96

Diluted weighted average common shares outstanding	49,003	49,109	49,537	49,278

Basic earnings per share from continuing operations	$0.10	$0.06	$0.56	$0.49

Diluted earnings per share from continuing operations	$0.10	$0.06	$0.55	$0.49

(1)	A total of 6.5 million and 7.6 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2013, respectively, and a total of 8.3 million and 7.5 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2012, respectively, as they were anti-dilutive.
(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.

12.	Acquisitions

During the nine months ended September 30, 2013, CBIZ acquired Associated Insurance Agents (“AIA”). AIA, located in Minneapolis, Minnesota, is an insurance brokerage agency specializing in property and casualty insurance, personal lines and health and benefit insurance. The operating results of AIA are reported in the Employee Services practice group. Aggregate consideration for this acquisition consisted of approximately $3.7 million in cash, $0.4 million in guaranteed future consideration, and $4.6 million in contingent consideration.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Under the terms of the acquisition agreement, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangement is $5.2 million. CBIZ is required to record the fair value of this obligation at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangement was $4.6 million, which was recorded in the consolidated balance sheet at September 30, 2013. The goodwill of $7.9 million arising from the acquisition in the current year consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new business within the CBIZ organization, including cross-selling opportunities expected with the Company’s Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. Goodwill recognized is not deductible for income tax purposes.

CBIZ also purchased one client list, which is reported in the Employee Services practice group. Total consideration for this client list was $0.3 million cash paid at closing and an additional $0.2 million in cash, which is contingent upon future financial performance of the client list.

In addition, CBIZ paid $4.1 million in cash and issued approximately 201,000 shares of common stock during the nine months ended September 30, 2013 as contingent earnouts for previous acquisitions. During the nine months ended September 30, 2013, CBIZ also increased the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $1.1 million due to higher than originally projected future results of the acquired businesses. This increase of $1.1 million is included in “Other income (expense), net” in the consolidated statements of comprehensive income. Refer to Note 8 for further discussion of contingent purchase price liabilities.

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

During the nine months ended September 30, 2012, CBIZ also purchased two client lists, one of which is reported in the Employee Services practice group and the other is reported in the Financial Services practice group. Aggregate consideration for these client lists consisted of $0.4 million cash paid at closing and up to an additional $2.5 million in cash which is contingent upon future performance of the client lists.

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

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned on prior period acquisitions during the nine months ended September 30, 2013 and 2012, respectively, were as follows (in thousands):

	2013	2012
Goodwill	$8,138	$14,728

Client lists	$3,609	$10,243

Other intangible assets	$171	$373

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

	Three Months Ended September 30, 2012
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$149,841	$10,694	$160,535
Income from continuing operations after income tax expense	$3,082	$653	$3,735
Earnings per share from continuing operations:
Basic	$0.06	$0.01	$0.07
Diluted	$0.06	$0.01	$0.07
Weighted average common shares outstanding:
Basic	48,895	456	49,351
Diluted	49,109	456	49,565

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30, 2012
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$491,603	$35,487	$527,090
Income from continuing operations after income tax expense	$24,029	$2,734	$26,763
Earnings per share from continuing operations:
Basic	$0.49	$0.05	$0.54
Diluted	$0.49	$0.05	$0.54
Weighted average common shares outstanding:
Basic	49,014	564	49,578
Diluted	49,278	565	49,843

13.	Discontinued Operations and Divestitures

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

Discontinued Operations

On August 30, 2013, CBIZ sold all of the issued and outstanding capital stock of CBIZ Medical Management Professionals, Inc. and CBIZ Medical Management, Inc. and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s MMP“s ongoing operations and business for a purchase price of $201.6 million, subject to final working capital adjustments pursuant to a Stock Purchase Agreement among CBIZ operations, Inc. and Zotec Partners, LLC dated July 26, 2013. The results of operations of MMP are included in “Income from discontinued operations, net of tax” on the consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012. Additionally, the assets and liabilities of MMP have been consolidated and are included in “Assets of discontinued operations” and “Liabilities of discontinued operations” on the consolidated balance sheets as of September 30, 2013 and December 31, 2012. Certain adjustments were determined to be necessary to reflect the operating results and financial position of MMP as discontinued operations. These adjustments include an allocation for interest expense and tax expense, as well as an allocation of deferred tax accounts that specifically relate to MMP. The interest charges were based on the assumption that $40.0 million of the credit facility debt was related to MMP, thus the interest related to the $40.0 million was charged to MMP at the respective annual rate of interest for the credit facility. Tax expense was allocated to MMP at its respective individual tax rate.

During the nine months ended September 30, 2012, CBIZ did not discontinue the operations of any of its businesses and did not sell any operations.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Revenue and results from operations of discontinued operations for the three and nine months ended September 30, 2013 and 2012 primarily relate to the discontinued operations of MMP and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$23,549	$33,958	$91,384	$101,630

Income from discontinued operations, before income tax	$1,697	$3,583	$6,837	$9,540
Income tax expense	733	1,390	2,705	3,701

Income from discontinued operations, net of tax	$964	$2,193	$4,132	$5,839

Gains from the sale of discontinued operations are recorded as “Gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of comprehensive income. In addition, proceeds that are contingent upon a divested operation’s actual future performance are recorded as “gain on disposal of discontinued operations, net of tax” in the period they are earned.

Gain on the disposal of discontinued operations for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain on disposal of discontinued operations, before income tax	$107,506	$52	$107,543	$115
Income tax expense	51,191	20	49,300	43

Gain on disposal of discontinued operations, net of tax	$56,315	$32	$58,243	$72

At September 30, 2013 and December 31, 2012, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Assets:
Accounts receivable, net	$—	$17,915
Goodwill and other intangible assets, net	—	80,222
Property and equipment, net	—	2,609
Other assets	24	2,545

Assets of discontinued operations	$24	$103,291

Liabilities:
Accounts payable	$—	$4,088
Accrued personnel	—	4,230
Accrued expenses—current	—	2,296
Other liabilities	193	3,530

Liabilities of discontinued operations	$193	$14,144

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30, 2013
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$110,613	$50,414	$7,812	$—	$168,839
Operating expenses	97,653	42,055	6,617	4,610	150,935

Gross margin	12,960	8,359	1,195	(4,610)	17,904
Corporate general & admin	—	—	—	8,944	8,944

Operating income (loss)	12,960	8,359	1,195	(13,554)	8,960
Other income (expense):
Interest expense	—	(6)	—	(3,809)	(3,815)
Gain on sale of operations, net	—	—	—	6	6
Other income, net	74	63	—	2,234	2,371

Total other income (expense)	74	57	—	(1,569)	(1,438)

Income (loss) from continuing operations before income tax expense	$13,034	$8,416	$1,195	$(15,123)	$7,522

	Three Months Ended September 30, 2012
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$95,976	$45,762	$8,103	$—	$149,841
Operating expenses	87,260	38,592	6,844	4,508	137,204

Gross margin	8,716	7,170	1,259	(4,508)	12,637
Corporate general & admin	—	—	—	7,475	7,475

Operating income (loss)	8,716	7,170	1,259	(11,983)	5,162
Other income (expense):
Interest expense	—	(6)	—	(3,570)	(3,576)
Gain on sale of operations, net	—	—	—	21	21
Other income, net	53	244	1	2,243	2,541

Total other income (expense)	53	238	1	(1,306)	(1,014)

Income (loss) from continuing operations before income tax expense	$8,769	$7,408	$1,260	$(13,289)	$4,148

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30, 2013
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$365,591	$154,681	$22,512	$—	$542,784
Operating expenses	302,397	127,545	20,442	12,176	462,560

Gross margin	63,194	27,136	2,070	(12,176)	80,224
Corporate general & admin	—	—	—	26,577	26,577

Operating income (loss)	63,194	27,136	2,070	(38,753)	53,647
Other income (expense):
Interest expense	—	(15)	—	(12,001)	(12,016)
Gain on sale of operations, net	—	—	—	72	72
Other income, net	450	238	1	3,925	4,614

Total other income (expense)	450	223	1	(8,004)	(7,330)

Income (loss) from continuing operations before income tax expense	$63,644	$27,359	$2,071	$(46,757)	$46,317

	Nine Months Ended September 30, 2012
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$329,476	$139,430	$22,697	$—	$491,603
Operating expenses	273,623	116,561	20,225	12,374	422,783

Gross margin	55,853	22,869	2,472	(12,374)	68,820
Corporate general & admin	—	—	—	25,594	25,594

Operating income (loss)	55,853	22,869	2,472	(37,968)	43,226
Other income (expense):
Interest expense	—	(18)	—	(11,180)	(11,198)
Gain on sale of operations, net	—	—	—	2,660	2,660
Other income, net	149	437	1	4,435	5,022

Total other income (expense)	149	419	1	(4,085)	(3,516)

Income (loss) from continuing operations before income tax expense	$56,002	$23,288	$2,473	$(42,053)	$39,710

15.	Subsequent Events

Effective October 15, 2013, CBIZ entered into an agreement with its largest client, Edward D. Jones & Co., L.P., to extend the current contract for an additional five years, or until December 31, 2018. CBIZ provides consulting and networking and hardware services under this cost-plus contract arrangement.

Effective November 1, 2013, CBIZ acquired Knight Field Fabry, LLP (“Knight”). Located in Denver, Colorado, Knight provides accounting, tax, litigation support and valuation services to small and mid-size clients in the Denver, Colorado market. Annualized revenue from this acquisition is expected to be approximately $1.5 million and will be reported in the Financial Services practice group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at September 30, 2013 and December 31, 2012, results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Executive Summary

On August 30, 2013, CBIZ, through its subsidiary CBIZ Operations, Inc., an Ohio Corporation, completed the sale of all of the issued and outstanding capital stock of each of CBIZ Medical Management Professionals, Inc., an Ohio corporation, and CBIZ Medical Management, Inc., a North Carolina corporation, and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s Medical Management Professionals ongoing operations and business (“MMP”) to Zotec Partners, LLC, an Indiana limited liability company, for a purchase price of $201.6 million, subject to final working capital adjustments. After transaction costs and taxes, CBIZ expects proceeds to be approximately $145 million. The proceeds were used to repurchase shares as discussed below and to pay down outstanding debt on the unsecured credit facility. As a result of the sale, all results of operations for MMP are reflected as discontinued operations in this Form 10-Q.

On August 30, 2013, concurrent with the sale of MMP, CBIZ completed an agreement with Westbury (Bermuda) Ltd., a Bermuda exempted company (“Westbury”), Westbury Trust, a Bermuda trust, and Michael G. DeGroote, the founder of CBIZ, to purchase from Westbury 3.85 million shares of the Company’s common stock, which was 50% of Westbury’s then current holdings of the Company’s common stock at a price of $6.65 per share, which represented the 60-day moving average share price at July 16, 2013.

Revenue for the three months ended September 30, 2013 increased by 12.7% to $168.8 million from $149.8 million for the comparable period in 2012. Revenue from newly acquired operations, net of divestitures, contributed $13.6 million, or 9.1%, to the growth in revenue, and same-unit revenue contributed $5.4 million, or 3.6%. Revenue for the nine months ended September 30, 2013 increased by 10.4% to $542.8 million from $491.6 million for the comparable period in 2012. Revenue from newly acquired operations, net of divestitures, contributed $39.7 million, or 8.1%, and same-unit revenue contributed $11.5 to the growth in revenue, or 2.3%.

Earnings per share from continuing operations was $0.10 per diluted share for the three months ended September 30, 2013 and $0.06 for the comparable period in 2012. For the nine months ended September 30, 2013 and 2012, earnings per diluted share from continuing operations were $0.55 and $0.49, respectively. Included in the nine months ended September 30, 2012 was a gain of $0.03 per diluted share related to the sale of CBIZ’s wealth management business in January 2011. Non-GAAP earnings per diluted share were $0.25 and $0.19 for the three months ended September 30, 2013 and 2012, respectively, and $0.99 and $0.83 for the nine months ended September 30, 2013 and 2012, respectively. CBIZ believes Non-GAAP earnings per diluted share illustrates the impact of certain non-cash charges and credits to income from continuing operations and is a useful measure for the Company and its analysts. Non-GAAP earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”). As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the three and nine months ended September 30, 2013 and 2012 are provided in the “Results of Operations – Continuing Operations” section that follows.

During the nine months ended September 30, 2013, CBIZ acquired Associated Insurance Agents (“AIA”) of Minneapolis, Minnesota. AIA is an insurance brokerage agency specializing in property and casualty insurance, personal lines, and health and benefit insurance. Annual revenues for AIA are expected to be approximately $3.8 million and will be reported in the Employee Services practice group.

Effective November 1, 2013, CBIZ acquired Knight Field Fabry, LLP (“Knight”). Located in Denver, Colorado, Knight provides accounting, tax, litigation support and valuation services to small and mid-size clients in the Denver, Colorado market. Annualized revenue from this acquisition is expected to be approximately $1.5 million and will be reported in the Financial Services practice group.

Effective October 15, 2013, CBIZ entered into an agreement with its largest client, Edward D. Jones & Co., L.P. (“Edward Jones”), to extend the current contract for an additional five years, or until December 31, 2018. CBIZ provides consulting and networking and hardware services under this cost-plus contract arrangement.

Results of Operations – Continuing Operations

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on September 1, 2012, revenue for the month of September would be included in same-unit revenue for both years; revenue for the period January 1, 2013 through August 31, 2013 would be reported as revenue from acquired businesses.

Three Months Ended September 30, 2013 and 2012

Revenue – The following table summarizes total revenue for the three months ended September 30, 2013 and 2012 (in thousands, except percentages).

	Three Months Ended September 30,
	2013	% of Total	2012	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$101,510	60.1%	$95,976	64.1%	$5,534	5.8%
Employee Services	45,945	27.2%	45,762	30.5%	183	0.4%
National Practices	7,812	4.7%	8,103	5.4%	(291)	(3.6)%

Total same-unit revenue	155,267	92.0%	149,841	100.0%	5,426	3.6%
Acquired businesses	13,572	8.0%	—	—	13,572

Total revenue	$168,839	100.0%	$149,841	100.0%	$18,998	12.7%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased by $13.7 million to $150.9 million for the three months ended September 30, 2013 from $137.2 million for the comparable period of 2012, but decreased as a percentage of revenue to 89.4% for the three months ended September 30, 2013 from 91.6% for the comparable period of 2012.

The primary components of operating expenses for the three months ended September 30, 2013 and 2012 are included in the following table:

	Three Months Ended September 30,
	2013		2012
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	75.9%	67.9%	75.7%	69.3%	(1.4)%
Occupancy costs	6.2%	5.5%	6.7%	6.2%	(0.7)%
Depreciation and amortization	3.1%	2.8%	3.0%	2.8%	—
Travel and related costs	3.7%	3.3%	3.5%	3.2%	0.1%
Other (1)	9.6%	8.6%	10.0%	9.1%	(0.5)%

Subtotal	98.5%	88.1%	98.9%	90.6%	(2.5)%
Deferred compensation costs	1.5%	1.3%	1.1%	1.0%	0.3%

Total operating expenses	100.0%	89.4%	100.0%	91.6%	(2.2)%

Gross margin		10.6%		8.4%	2.2%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The decrease in operating expenses as a percentage of revenue that was attributable to personnel costs and occupancy costs was primarily due to the leveraging of these costs in relation to the increase in revenues. The decrease in personnel costs were slightly offset by an increase in bonus accruals at certain locations that exceeded profitability targets. The increase in deferred compensation costs as a percentage of revenue was due to an increase in the gains in the value of the assets held in relation to CBIZ’s deferred compensation plan for the three months ended September 30, 2013 compared to the same period last year. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding decrease or increase to other income, net. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses – Corporate general and administrative (“G&A”) expenses increased $1.4 million to $8.9 million for the three months ended September 30, 2013 from $7.5 million for the comparable period in 2012, and increased as a percentage of revenue to 5.3% for the three months ended September 30, 2013 from 5.0% for the comparable period of 2012. The primary components of G&A expenses for the three months ended September 30, 2013 and 2012 are included in the following table:

	Three Months Ended September 30,
	2013		2012
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	48.2%	2.6%	47.0%	2.3%	0.3%
Professional services	25.7%	1.4%	16.0%	0.8%	0.6%
Computer costs	5.6%	0.3%	6.5%	0.3%	—
Travel and related costs	3.6%	0.2%	5.0%	0.2%	—
Depreciation and amortization	0.9%	—	1.1%	0.1%	(0.1)%
Other (1)	13.4%	0.7%	21.6%	1.2%	(0.5)%

Subtotal	97.4%	5.2%	97.2%	4.9%	0.3%
Deferred compensation costs	2.6%	0.1%	2.8%	0.1%	—

Total G&A expenses	100.0%	5.3%	100.0%	5.0%	0.3%

(1)	Other G&A expenses include office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The increase in G&A expenses as a percentage of revenue attributable to personnel costs is primarily due to an increase in incentive based compensation accrued during the three months ended September 30, 2013 compared to the same period in 2012. The increase in professional fees was primarily related to an increase in legal expenses during the three months ended September 30, 2013 compared to the same period last year related to the claims against CBIZ as described in Note 6 of the accompanying consolidated financial statements.

Interest expense – Interest expense increased by $0.2 million to $3.8 million for the three months ended September 30, 2013 from $3.6 million for the comparable period in 2012. The average debt balance outstanding under the credit facility was $141.8 million and $155.3 million for the three months ended September 30, 2013 and 2012, respectively, and the weighted average interest rate was 2.97% and 3.07% for the three months ended September 30, 2013 and 2012, respectively. See Note 5 of the accompanying consolidated financial statements for further discussion of CBIZ’s debt arrangements.

Other income, net – For the three months ended September 30, 2013 and 2012, other income, net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan. For the three months ended September 30, 2013 and 2012, gains in the fair value of investments related to the deferred compensation plan were $2.4 million and $1.7 million, respectively. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding decrease or increase to compensation expense, which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $2.4 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively. The effective tax rate for the three months ended September 30, 2013 was 32.5%, compared to an effective tax rate of 25.7% for the comparable period in 2012. The increase in the effective tax rate primarily relates to a decreased effect of favorable discrete tax items for the three months ended September 30, 2013 due to higher pre-tax income.

Earnings per share and Non-GAAP earnings per share – Earnings per share from continuing operations were $0.10 and $0.06 per diluted share for the three months ended September 30, 2013 and 2012, respectively, and Non-GAAP earnings per share were $0.25 and $0.19 per diluted share for the three months ended September 30, 2013 and 2012, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and diluted earnings per share from continuing operations to Non-GAAP earnings per share for the three months ended September 30, 2013 and 2012.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	Three Months Ended September 30,
	2013	Per Share	2012	Per Share
	(In thousands, except per share data)
Income from continuing operations	$5,081	$0.10	$3,082	$0.06
Selected non-cash charges:
Amortization	3,520	0.07	3,032	0.06
Depreciation	1,250	0.03	1,180	0.03
Non-cash interest on convertible notes	710	0.02	659	0.01
Stock-based compensation	1,350	0.03	1,508	0.03
Adjustment to contingent earnouts	186	—	(200)	—

Non-cash charges	$7,016	$0.15	$6,179	$0.13

Non-GAAP earnings – continuing operations	$12,097	$0.25	$9,261	$0.19

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$101,510	$95,976	$5,534	5.8%
Acquired businesses	9,103	—	9,103

Total revenue	$110,613	$95,976	$14,637	15.3%
Operating expenses	97,653	87,259	10,394	11.9%

Gross margin	$12,960	$8,717	$4,243	48.7%

Gross margin percent	11.7%	9.1%

The growth in same-unit revenue was approximately 70% attributable to an increase in volume in the traditional accounting and tax services and 30% attributable to stronger performance in the units that provide certain national services. The traditional accounting and tax services realized a 5.4% increase in hours billed for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Growth in the national units was primarily due to increased project work in the federal and state governmental health care compliance industry. Revenue from acquired businesses was the result of the acquisition of PHBV Partners, L.L.P. (“PHBV”), which occurred on December 31, 2012.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $31.8 million and $23.8 million for the three months ended September 30, 2013 and 2012, respectively. The increase in ASA fees was primarily the result of the PHBV acquisition.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs, which represented 89.6% and 89.2% of total operating expenses for the three months ended September 30, 2013 and 2012, respectively. Personnel costs increased $8.7 million during the three months ended September 30, 2013 compared to the same period in 2012, primarily due to an increase of $6.1 million associated with the acquisition of PHBV as well as an increase in same-unit personnel costs related to staff compensation increases. Personnel costs represented 70.1% and 71.6% of revenue for the three months ended September 30, 2013 and 2012, respectively. Occupancy costs are relatively fixed in nature and were $6.5 million and $6.1 million, or 5.8% and 6.4% of revenue, for the three months ended September 30, 2013 and 2012, respectively. Travel and related costs were $3.6 million for the three months ended September 30, 2013 compared to $3.0 million for the same period in 2012, and were 3.2% and 3.1% of total revenue for the three months ended September 30, 2013 and 2012, respectively. The increase in travel and related costs was due to increased cost incurred for clients (which are billed to clients) and professional staff training efforts, as well as the impact of the PHBV acquisition. In addition to the expenses discussed above, professional service costs were $1.6 million for the three months ended September 30, 2013 compared to $1.0 million for the same period in 2012, and were 1.4% and 1.1% of total revenue for the three months ended September 30, 2013 and 2012, respectively. The increase in professional service costs was associated with outside services related to client engagements for our federal and state governmental health care contracts.

Employee Services

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$45,945	$45,762	$183	0.4%
Acquired businesses	4,469	—	4,469

Total revenue	$50,414	$45,762	$4,652	10.2%
Operating expenses	42,055	38,593	3,462	9.0%

Gross margin	$8,359	$7,169	$1,190	16.6%

Gross margin percent	16.6%	15.7%

The increase in same-unit revenue was attributable to several factors. Property and casualty revenues increased 5.3% due to better pricing throughout the industry as well as strong performance within the specialty program business. Payroll business revenues increased 3.4% primarily due to pricing increases for core services. Retirement consulting revenues increased 5.6% due to favorable equity market conditions as advisory fees are typically earned on plan asset balances, which have increased over the prior year. Employee benefits revenues increased 1.0% primarily due to strong client retention and favorable renewal pricing trends. These increases in revenue were partially offset by a decline in the life insurance business of $1.0 million due to fewer policies placed. Excluding the impact of the life insurance business, same-unit revenue increased 2.8% for the three months ended September 30, 2013 compared to the same period last year.

The growth in revenue from acquisitions was provided by:

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

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 81.9% and 82.2% of total operating expenses for the three months ended September 30, 2013 and 2012, respectively. Personnel costs increased approximately $2.8 million, primarily as a result of the acquired businesses. Occupancy costs are relatively fixed and were $2.8 million for the three months ended September 30, 2013 and 2012.

National Practices

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,812	$8,103	$(291)	(3.6)%
Operating expenses	6,617	6,844	(227)	(3.3)%

Gross margin	$1,195	$1,259	$(64)	(5.1)%

Gross margin percent	15.3%	15.5%

The decrease in same-unit revenue was primarily due to decreases of $0.3 million in CBIZ’s healthcare consulting and $0.2 million in the mergers and acquisitions businesses, slightly offset by an increase of $0.2 million in consulting services provided to CBIZ’s largest client, Edward Jones. The decrease in healthcare consulting was due to a lost client in CBIZ’s Medicaid eligibility business, and the decrease in mergers and acquisition was due to fewer success fees. Employee wage increases drove the increase in service revenue provided to Edward Jones under the cost-plus contract.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 95.0% and 92.7% of total operating expenses for the three months ended September 30, 2013 and 2012, respectively. Personnel costs, occupancy costs and travel and related costs were relatively flat for the three months ended September 30, 2013 and 2012. The decrease of $0.2 million in operating expenses was primarily the result of a decrease in bad debt expense.

Nine Months Ended September 30, 2013 and 2012

Revenue – The following table summarizes total revenue for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages).

	Nine Months Ended September 30,
	2013	% of Total	2012	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$340,889	62.8%	$329,476	67.0%	$11,413	3.5%
Employee Services	139,688	25.7%	139,430	28.4%	258	0.2%
National Practices	22,512	4.2%	22,697	4.6%	(185)	(0.8)%

Total same-unit revenue	503,089	92.7%	491,603	100.0%	11,486	2.3%
Acquired businesses	39,695	7.3%	—	—	39,695

Total revenue	$542,784	100.0%	$491,603	100.0%	$51,181	10.4%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased to $462.6 million for the nine months ended September 30, 2013 from $422.8 million for the comparable period of 2012, but decreased as a percentage of revenue to 85.2% for the nine months ended September 30, 2013 from 86.0% for the comparable period of 2012.

The primary components of operating expenses for the nine months ended September 30, 2013 and 2012 are included in the following table:

	Nine Months Ended September 30,
	2013		2012
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	76.4%	65.1%	77.0%	66.2%	(1.1)%
Occupancy costs	6.1%	5.2%	6.4%	5.5%	(0.3)%
Depreciation and amortization	3.0%	2.6%	2.9%	2.5%	0.1%
Travel and related costs	3.9%	3.3%	3.5%	3.0%	0.3%
Other (1)	9.6%	8.2%	9.4%	8.1%	0.1%

Subtotal	99.0%	84.4%	99.2%	85.3%	(0.9)%
Deferred compensation costs	1.0%	0.8%	0.8%	0.7%	0.1%

Total operating expenses	100.0%	85.2%	100.0%	86.0%	(0.8)%

Gross margin		14.8%		14.0%	0.8%

(1)	Other operating expenses include office expenses, equipment costs, professional fees, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The decrease in operating expenses as a percentage of revenue that was attributable to personnel costs and occupancy costs was primarily due to the leveraging of these costs in relation to the increase in revenues as well as a decrease in accrued incentive compensation at certain locations that did not meet profitability targets. The increase in travel and related costs as a percentage of revenue was primarily due to increased client development efforts. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses – Corporate G&A expenses increased by $1.0 million to $26.6 million for the nine months ended September 30, 2013 from $25.6 million for the comparable period of 2012, but decreased as a percentage of revenue to 4.9% for the nine months ended September 30, 2013 from 5.2% for the comparable period of 2012. The primary components of G&A expenses for the nine months ended September 30, 2013 and 2012 are included in the following table:

	Nine Months Ended September 30,
	2013		2012
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	55.4%	2.7%	52.1%	2.7%	—
Professional services	17.9%	0.9%	18.5%	1.0%	(0.1)%
Computer costs	5.8%	0.3%	5.5%	0.3%	—
Travel and related costs	3.3%	0.2%	3.8%	0.2%	—
Depreciation and amortization	0.9%	—	1.0%	0.1%	(0.1)%
Other (1)	14.9%	0.7%	17.2%	0.8%	(0.1)%

Subtotal	98.2%	4.8%	98.1%	5.1%	(0.3)%
Deferred compensation costs	1.8%	0.1%	1.9%	0.1%	—

Total G&A expenses	100.0%	4.9%	100.0%	5.2%	(0.3)%

(1)	Other G&A expenses include office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

Interest expense – Interest expense increased by $0.8 million to $12.0 million for the nine months ended September 30, 2013 from $11.2 million for the comparable period in 2012. The increase in interest expense was primarily due to an increase in the average debt balance outstanding under the credit facility to $190.7 million for the nine months ended September 30, 2013 compared to $162.9 million for the nine months ended September 30, 2012, partially offset by a decrease in the weighted average interest rate to 2.96% for the nine months ended September 30, 2013 compared to 3.18% for the same period in 2012.

Other income, net – Other income, net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan and adjustments to contingent liabilities related to previous acquisitions. Gains in the fair value of investments related to the deferred compensation were $5.0 million and $3.8 million for the nine months ended September 30, 2013 and 2012, respectively. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increase to compensation expense, which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income. In addition, adjustments to contingent liabilities resulted in expense of $1.1 million and income of $0.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $18.9 million and $15.7 million for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate for the nine months ended September 30, 2013 was 40.8%, compared to an effective tax rate of 39.5% for the same period in 2012. The increase in the effective tax rate primarily relates to the release of a valuation allowance on a state income tax carryforward during the nine months ended September 30, 2012.

Earnings per share and Non-GAAP earnings per share – Earnings per share from continuing operations were $0.55 and $0.49 per diluted share for the nine months ended September 30, 2013 and 2012, respectively, and Non-GAAP earnings per share were $0.99 and $0.83 per diluted share for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2012, the after tax gain of $0.03 per diluted share related to the gain on sale of the Company’s wealth management business that was sold in 2011 has been excluded from Non-GAAP earnings. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and diluted earnings per share from continuing operations to Non-GAAP earnings per diluted share for the nine months ended September 30, 2013 and 2012.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	Nine Months Ended September 30,
	2013	Per Share	2012	Per Share
	(In thousands, except per share data)
Income from continuing operations	$27,435	$0.55	$24,029	$0.49
Adjustment for gain on sale of operations	—	—	(1,547)	(0.03)
Selected non-cash charges:
Amortization	10,562	0.21	8,883	0.18
Depreciation	3,582	0.07	3,590	0.07
Non-cash interest on convertible note	2,104	0.04	1,954	0.04
Stock-based compensation	4,274	0.09	4,377	0.09
Adjustments to contingent earnouts	1,090	0.03	(303)	(0.01)

Non-cash charges	$21,612	$0.44	$18,501	$0.37

Non-GAAP earnings – continuing operations	$49,047	$0.99	$40,983	$0.83

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$340,889	$329,476	$11,413	3.5%
Acquired businesses	24,702	—	24,702

Total revenue	$365,591	$329,476	$36,115	11.0%
Operating expenses	302,397	273,623	28,774	10.5%

Gross margin	$63,194	$55,853	$7,341	13.1%

Gross margin percent	17.3%	17.0%

The growth in same-unit revenue was approximately 60% attributable stronger performance in the units that provide certain national services and 40% attributable to the traditional accounting and tax services. Growth in the national units was primarily due to increased project work in the federal and state governmental health care compliance industry as well as in risk and advisory and valuation services. The growth in the traditional accounting and tax services was due to a 1.0% increase in billable hours and a 1.1% increase in revenue per hour for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Revenue from acquired businesses was the result of the acquisition of PHBV, which occurred on December 31, 2012.

CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $113.0 million and $93.5 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in ASA fees was the result of the PHBV acquisition.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs which represented 89.3% of total operating expenses for the nine months ended September 30, 2013 and 2012. Personnel costs increased $21.7 million during the nine months ended September 30, 2013 compared to the same period in 2012, and represented 65.5% and 66.1% of revenue for the nine months ended September 30, 2013 and 2012, respectively. The increase was largely attributable to the acquisition of PHBV, comprising $17.5 million of the variance, as well as a same-unit increase of $4.2 million due to increased headcount. Occupancy costs are relatively fixed in nature and were $19.2 million and $18.2 million, or 5.3% and 5.5% of revenue, for the nine months ended September 30, 2013 and 2012, respectively. The increase in occupancy costs is related primarily to the PHBV acquisition. Travel and related costs were $11.2 million and $8.5 million, or 3.1% and 2.6% of total revenue, for the nine months ended September 30, 2013 and 2012, respectively. The increase in travel and related costs was due to a higher volume of engagement-related costs (which are billed to clients), professional staff training efforts, and internal and external meetings, as well as from the impact of the PHBV acquisition. In addition to the expenses discussed above, professional service costs were $5.2 million and $2.5 million, or 1.4% and 0.8% of total revenue, for the nine months ended September 30, 2013 and 2012, respectively. The increase in professional service costs was associated with outside services related to client engagements for our federal and state governmental health care contracts.

Employee Services

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$139,688	$139,430	$258	0.2%
Acquired businesses	14,993	—	14,993

Total revenue	$154,681	$139,430	$15,251	10.9%
Operating expenses	127,545	116,561	10,984	9.4%

Gross margin	$27,136	$22,869	$4,267	18.7%

Gross margin percent	17.5%	16.4%

The increase in same-unit revenue was attributable to several factors. Property and casualty revenues increased 4.6% due to better pricing throughout the industry as well as strong performance within the specialty program businesses. Payroll business revenues increased 4.5% primarily due to pricing increases for core services. Retirement consulting revenues increased 4.6% due to favorable equity market conditions as advisory fees are typically earned on plan asset balances, which have grown over the prior year. These increases were partially offset by a decline in the life insurance business of $2.5 million due to several large policies that were placed in 2012 that did not reoccur in 2013. Excluding the impact of the life insurance business, same-unit revenue increased 2.0% for the nine months ended September 30, 2013 compared to the same period last year.

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

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.2% and 82.9% of total operating expenses for the nine months ended September 30, 2013 and 2012, respectively. Excluding costs related to the acquired businesses of $8.5 million, personnel costs decreased approximately $0.7 million, primarily due to lower external sales commissions related to the decline in life insurance revenues discussed above, as well as certain severance costs incurred in the first quarter of 2012 that did not reoccur. Occupancy costs are relatively fixed and were $7.7 million for the nine months ended September 30, 2013, excluding the costs of the acquired businesses of $0.7 million in 2013.

National Practices

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$22,512	$22,697	$(185)	(0.8)%
Operating expenses	20,442	20,225	217	1.1%

Gross margin	$2,070	$2,472	$(402)	(16.3)%

Gross margin percent	9.2%	10.9%

The decrease in same-unit revenue was primarily attributable to a decrease in the healthcare consulting business of $0.6 million and to a lesser extent, a decrease in the mergers and acquisition business of $0.2 million. The decrease in healthcare consulting was due to a lost client in CBIZ’s Medicaid eligibility business, and the decrease in mergers and acquisition was due to fewer success fees. These decreases were predominantly offset by an increase of $0.6 million in services provided to CBIZ’s largest client, Edward Jones, under its cost-plus contract. The increase in revenue was primarily a result of wage increases issued during the past year.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 94.3% and 93.9% of total operating expenses for the nine months ended September 30, 2013 and 2012, respectively. Personnel costs for the nine months ended September 30, 2013 increased by $0.3 million compared to the same period a year ago, primarily due to the wage increases at Edward Jones as mentioned above. Occupancy costs and travel and related costs were flat for the nine months ended September 30, 2013 and 2012.

Financial Condition

Total assets were $858.8 million at September 30, 2013, a decrease of $111.4 million versus December 31, 2012. Current assets of $314.2 million exceeded current liabilities of $250.7 million by $63.5 million at September 30, 2013.

Cash and cash equivalents increased by $2.7 million to $3.6 million at September 30, 2013 from December 31, 2012. Restricted cash was $25.0 million at September 30, 2013, an increase of $5.3 million from December 31, 2012. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority regulated business and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net, were $161.7 million at September 30, 2013, an increase of $24.9 million from December 31, 2012, and days sales outstanding (“DSO”) from continuing operations was 84 days, 77 days and 84 days at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. DSO represents accounts receivable, net and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner. The increase in accounts receivable, net was primarily due to the overall increase in revenues in 2013 compared to 2012 as well as the seasonal nature of CBIZ’s businesses.

Other current assets were $12.2 million and $10.9 million at September 30, 2013 and December 31, 2012, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

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

Property and equipment, net, increased by $0.7 million to $18.5 million at September 30, 2012 from $17.8 million at December 31, 2012. The increase is primarily the result of capital expenditures of $4.3 million, partially offset by depreciation and amortization expense of $3.6 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $1.3 million at September 30, 2013 from December 31, 2012. This increase is comprised of additions to goodwill of $8.1 million and additions to intangible assets of $3.8 million resulting from acquisitions and contingent purchase price adjustments, offset by $10.6 million of amortization expense.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $47.9 million and $39.8 million at September 30, 2013 and December 31, 2012, respectively. The increase in assets of the deferred compensation plan of $8.1 million consisted of net participant contributions of $3.1 million and an increase in the fair value of the investments of $5.0 million for the nine months ended September 30, 2013. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accounts payable balances of $33.7 million and $35.4 million at September 30, 2013 and December 31, 2012, respectively, reflect amounts due to suppliers and vendors; balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $36.3 million and $34.9 million at September 30, 2013 and December 31, 2012, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable—current decreased by $0.4 million to $5.1 million at September 30, 2013 from $5.5 million at December 31, 2012. Notes payable balances and activity are primarily guaranteed purchase price payments and contingent proceeds earned by previously acquired businesses. During the nine months ended September 30, 2013, payments on guaranteed purchase price and notes attributable to contingent proceeds relating to previously acquired businesses were approximately $2.0 million. Offsetting these payments were a reclassification of long term notes to current notes payable of $1.2 million and additions of approximately $0.4 million related to guaranteed purchase price payments to be made on current year acquisitions.

Contingent purchase price liabilities (current and non-current) relate to performance-based contingent purchase price liabilities that result from business acquisitions. Contingent purchase price liabilities (current and non-current) increased by $0.9 million to $30.9 million at September 30, 2013 from $30.0 million at December 31, 2012 due to an increase of $4.6 million from current year business acquisitions, adjustments of $1.1 million to the fair value of the contingent purchase price liabilities and $0.1 million in net present value adjustments to the liabilities. These increases were partially offset by payments of $4.9 million.

Other liabilities (current and non-current) increased by $3.5 million to $28.0 million at September 30, 2013 from $24.5 million at December 31, 2012. The increase was primarily attributable to an increase of $1.9 million related to the self-funded health insurance plan due to seasonality of claims experience, an increase of $1.4 million in accrued interest payable on the Company’s convertible notes due to timing of payments, an increase of $1.9 million related to the accrued lease liability resulting from business acquisitions and new lease agreements at certain locations and additions to the legal and consulting accruals of $0.9 million for legal proceedings as described in Note 6 to the accompanying consolidated financial statements. These increases were partially offset by a reduction in unearned revenues of $1.2 million, reclassification to current notes payable of $1.2 million for guaranteed purchase price payments related to business acquisitions, and payments made that reduced the restructuring accrual of $0.4 million.

Income taxes payable—current increased to $38.7 million at September 30, 2013 from $1.4 million at December 31, 2012, primarily due to the tax liability related to the gain on sale of CBIZ’s MMP business that occurred on August 30, 2013. Income taxes payable—current at September 30, 2013 and December 31, 2012 primarily represents the provision for current income taxes less estimated tax payments. Income taxes payable – non-current at September 30, 2013 and December 31, 2012 was $6.1 million and $4.0 million, respectively, and represents the accrual for uncertain tax positions.

CBIZ’s 2006 Notes and 2010 Notes are carried at face value less unamortized discount. The $2.1 million increase in the carrying value of the convertible notes at September 30, 2013 compared to December 31, 2012 represents amortization of the discount, which is recognized as non-cash interest expense in the consolidated statements of comprehensive income. The convertible notes are further disclosed in Note 5 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility decreased $168.9 million to $40.0 million at September 30, 2013 from $208.9 million at December 31, 2012. This decrease resulted from the application of a portion of the proceeds received from the sale of MMP at August 30, 3013.

Stockholders’ equity increased by $68.6 million to $363.8 million at September 30, 2013 from $295.2 million at December 31, 2012. The increase was primarily attributable to net income of $89.8 million, CBIZ’s stock award programs, which contributed $3.8 million, and the issuance of $1.4 million in common shares related to business acquisitions and contingent payments related to prior acquisitions. These increases were partially offset by $26.5 million related to the repurchase of 3.85 million shares of CBIZ common stock from Westbury in conjunction with the sale of MMP.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility and $130 million in 2010 Notes.

CBIZ maintains a $275 million unsecured credit facility with Bank of America as agent bank for a group of seven participating banks. At September 30, 2013, CBIZ had $40.0 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $4.4 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $138.8 million at September 30, 2013. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital requirements.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of September 30, 2013. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.

The proceeds from the sale of MMP were used to fund the repurchase of approximately 3.85 million shares from Westbury as well as pay down the outstanding debt on the unsecured credit facility.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering securities or debt through public or private markets.

Sources and Uses of Cash

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012
Total cash provided by (used in):
Operating activities	$10,595	$37,650
Investing activities	241,999	(4,508)
Financing activities	(249,940)	(34,301)

Increase (decrease) in cash and cash equivalents	$2,654	$(1,159)

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

For the nine months ended September 30, 2013, net cash provided by operating activities was $10.6 million and primarily consisted of net income of $89.8 million and non-cash adjustments to net income of $26.6 million. Partially offsetting these sources of cash were gains on the sale of operations and discontinued operations transactions of $62.4 million and changes in working capital items of $48.6 million. The gain on sales of discontinued operations includes a gain on the sale of MMP of $58.2 million that was recorded on August 30, 2013. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the discount on convertible notes and deferred financing fees, stock based compensation expense, deferred income tax expense, and adjustments to contingent purchase price liabilities. Net changes in working capital were primarily due to an increase in accounts receivable due to an increase in revenues and days sales outstanding and an increase in income taxes payable resulting from the MMP transaction. Cash provided by discontinued operations was $5.2 million.

For the nine months ended September 30, 2012, net cash provided by operating activities was $37.7 million and primarily consisted of net income of $29.9 million and non-cash adjustments to net income of $22.2 million. Partially offsetting these sources of cash were changes in working capital items of $16.5 million and a net gain on the sale of operations and discontinued operations transactions of $8.6 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the discount on convertible notes and deferred financing fees, stock based compensation expense, deferred income tax expense, and adjustments to contingent purchase price liabilities. Net changes in working capital were primarily due to an increase in accounts receivable due to an increase in revenue and DSO at September 30, 2012 compared to December 31, 2011, partially offset by an increase in accounts payable due to the Company’s efforts to manage payables, and income taxes payable resulting from the timing of payments. Cash provided by discontinued operations was $10.6 million.

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

During the nine months ended September 30, 2013, investing sources of cash primarily consisted of net activities related to proceeds from the sale of MMP of $200.9 million and funds held for clients of $50.6 million. These sources of cash were partially offset by cash used related to business acquisitions of $5.0 million and capital expenditures of $4.3 million. Cash used by discontinued operations was $0.3 million.

Cash used by investing activities during the nine months ended September 30, 2012 primarily consisted of $26.7 million of net cash used for acquisitions and contingent payments on prior acquisitions and capital expenditures of $1.6 million. These uses were offset by net activity related to funds held for clients of $23.9 million and proceeds from the sale of divested and discontinued operations of $1.4 million. Cash used by discontinued operations was $1.5 million.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, net change in client fund obligations, and proceeds from the exercise of stock options.

Net cash used in financing activities during the nine months ended September 30, 2013 was primarily due to net payments on the credit facility of $168.9 million resulting from the application of proceeds from the sale of MMP, net activities related to client fund obligations of $50.6 million, $26.5 million used to repurchase shares of CBIZ common stock, and payments for contingent and non-contingent consideration included as part of the initial measurement of prior business acquisitions of $4.6 million. These uses of cash were offset from proceeds from the exercise of stock options totaling $0.6 million.

Net cash used in financing activities during the nine months ended September 30, 2012 primarily consisted of $23.8 million in net activity related to client fund obligations, $5.7 million used to repurchase shares of CBIZ common stock, $5.2 million in payments for contingent and non-contingent consideration included as part of the initial measurement of prior business acquisitions, and $0.6 million in cash used to pay for debt issuance costs related to the amendment of the credit facility. These uses of cash were partially offset by $1.0 million in net borrowings from the credit facility.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations at September, 2013 for the next five years and thereafter is set forth below (in thousands):

	Total	2013 (1)	2014	2015	2016	2017	Thereafter
Convertible notes (2)	$130,750	$—	$—	$130,000	$750	$—	$—
Interest on convertible notes	15,917	3,181	6,362	6,362	12	—	—
Credit facility (3)	40,000	—	—	40,000	—	—	—
Income taxes payable (4)	38,702	38,702	—	—	—	—	—
Notes payable	5,127	—	5,127	—	—	—	—
Contingent purchase price liabilities (5)	30,861	9,035	9,768	8,935	2,994	129	—
Restructuring lease obligations (6)	4,824	291	1,201	1,239	1,135	451	507
Non-cancelable operating lease obligations (6)	150,103	7,984	29,355	26,407	24,602	19,984	41,771
Letters of credit in lieu of cash security deposits	2,516	—	295	—	835	—	1,386
Performance guarantees for non-consolidated affiliates	1,934	—	1,934	—	—	—	—
License bonds and other letters of credit	2,382	365	1,973	26	18	—	—

Total	$423,116	$59,558	$56,015	$212,969	$30,346	$20,564	$43,664

(1)	Represents contractual obligations from October 1, 2013 to December 31, 2013.
(2)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of the convertible notes on June 1, 2016 and can be redeemed by the Company at anytime.
(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.
(4)	Does not reflect $5.7 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.
(5)	Represents contingent earnout liability that is expected to be paid over the next six years to businesses CBIZ acquired on or after January 1, 2009.
(6)	Excludes cash expected to be received under subleases.

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

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.9 million at September 30, 2013 and December 31, 2012. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.5 million at September 30, 2013 and December 31, 2012. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2013 and December 31, 2012 totaled $2.4 million and $2.7 million, respectively.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2013, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.

Interest Rate Risk Management

CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At September 30, 2013 and 2012, CBIZ had an interest rate swap with a $40.0 million notional amount, of which $15 million will expire in June 2014 and the remaining $25 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

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

Valuation of Goodwill

Goodwill impairment testing between annual testing dates may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012. There was no goodwill impairment during the year ended December 31, 2012 or during the nine months ended September 30, 2013.

CBIZ reviewed the significant assumptions that it used in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions and other qualitative factors that impact various economic indicators that are utilized in assessing fair value. Based on these analyses and the lack of any other evidence or significant event, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the nine months ended September 30, 2013.

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

A more detailed description of risk factors may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2012, and the Company’s subsequent quarterly reports filed with the SEC under the heading “Risk Factors.” Except as required by the federal securities laws, CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, such as quarterly, periodic and annual reports.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at September 30, 2013 was $40.0 million.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At September 30, 2013, CBIZ had an interest rate swap with a $40.0 million notional amount, of which $15 million will expire in June 2014 and the remaining $25 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

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

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding certain legal proceedings in which CBIZ is involved is incorporated by reference from Note 6 – Commitments and Contingencies, Notes to the Company’s Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC and the Company’s quarterly reports subsequently filed with the SEC. These risks could materially and adversely affect the consolidated financial condition, results of operations and cash flows of CBIZ.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered shares

During the third quarter of 2013, approximately 73,000 shares of CBIZ common stock were issued to former owners of businesses that were acquired by CBIZ prior to 2013. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act. The persons to whom the shares were issued had access to full information about distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act. See Note 12 of the accompanying consolidated financial statements for more information regarding acquisitions.

(c) Issuer purchases of equity securities

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan, which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 6, 2013, CBIZ’s Board of Directors authorized a Share Repurchase Plan that authorized the purchase of up to 5.0 million shares of CBIZ common stock. The Share Repurchase Plan was effective beginning April 1, 2013 and will expire one year from the effective date. The repurchase plan does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

Pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest stockholder, Westbury (Bermuda) Ltd. (“Westbury”), a Bermuda exempted company organized by CBIZ founder Michael G. DeGroote, Westbury Trust, a Bermuda trust, and Michael G. DeGroote, CBIZ purchased an option for $5.0 million to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share (the “Option”), which constituted the remaining shares of CBIZ’s common stock held by Westbury.

On August 30, 2013, CBIZ completed a Stock Purchase Agreement entered into on July 26, 2013, (the “Purchase Agreement”) with Westbury, pursuant to which CBIZ agreed to purchase from Westbury 3,858,335 shares of CBIZ’s common stock (the “Purchased Shares”), pursuant to the Westbury Agreement. CBIZ agreed to pay Westbury $25,657,924 for the Purchased Shares, which represented a price per share of $6.65. Following the completion of the purchase of the Purchased Shares under the Purchase Agreement, the remaining shares subject to the Westbury Agreement (the “Remaining Shares”), in the amount of 3,858,334 shares, were subject to the Westbury Agreement for the remainder of its term, which expired on September 30, 2013.

Shares repurchased during the three months ended September 30, 2013 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Third Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)
July 1 – July 31, 2013	—	—	—	4,874
August 1 – August 31, 2013	3,858	$6.65	—	4,874
September 1 – September 30, 2013	—	—	—	4,874

Total third quarter purchases	3,858	$6.65	—

(1)	CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
(2)	Represents shares repurchased through a privately negotiated transaction with Westbury as described above.
(3)	Average price paid per share includes fees and commissions.
(4)	Amounts in this column represent the shares available to be repurchased, pursuant to the Share Repurchase Plan. Effective April 1, 2013, the shares available to be purchased was reset to 5.0 million pursuant to the Share Repurchase Plan authorized on February 6, 2013, which will expire one year from the effective date.

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

32.2 ** 101*

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date: November 8, 2013	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and
Principal Financial Officer