Form 10-K
period 2013-12-31
CBIZ, Inc.
filed 2014-03-14
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $341.7 million as of June 30, 2013.

The number of outstanding shares of the registrant’s common stock is 49,806,319 as of February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.

CBIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”). All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, the Company may also provide oral or written forward-looking statements in other materials the Company releases to the public. Any or all of the Company’s forward-looking statements in this Annual Report on Form 10-K and in any other public statements that the Company makes, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Many factors mentioned in “Item 1A. Risk Factors” will be important in determining future results. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to: CBIZ’s ability to adequately manage its growth; CBIZ’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; changes in governmental regulation and tax laws affecting CBIZ’s operations; reversal or decline in the current trend of outsourcing business services; revenue seasonality or fluctuations in and collectability of receivables; liability for errors and omissions of the Company’s businesses; regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry); and reliance on information processing systems and availability of software licenses. Consequently, no forward-looking statement can be guaranteed. The Company’s actual future results may vary materially, and CBIZ undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in the quarterly, periodic and annual reports the Company files with the SEC. Also note that the Company provides cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its businesses as discussed in Item 1. These are factors that the Company thinks could cause its actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect operating or financial performance.

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

PART I

Item 1.    Business.

Overview and History

CBIZ provides professional business services, products and solutions that help its clients grow and succeed by better managing their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ delivers its integrated services through the following three practice groups:

• Financial Services	• National Practices

• Employee Services

On August 30, 2013, CBIZ, through its subsidiary CBIZ Operations, Inc., an Ohio Corporation, completed the sale of all of the issued and outstanding capital stock of each of CBIZ Medical Management Professionals, Inc., an Ohio corporation, and CBIZ Medical Management, Inc., a North Carolina corporation, and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s Medical Management Professionals ongoing operations and business (“MMP”) to Zotec Partners, LLC, an Indiana limited liability company, for a purchase price of $201.6 million, subject to final working capital adjustments. Prior to the completion of this transaction, MMP was considered one of CBIZ’s practice groups.

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

CBIZ has been operating as a professional services business since 1996, and the Company built its professional services business through acquiring accounting and financial service providers, benefits and employee services firms, property and casualty brokerage firms, payroll service providers, and valuation and other service firms throughout the United States. CBIZ is listed on the New York Stock Exchange (“NYSE”) under the symbol “CBZ”.

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

•

CBIZ believes it can capitalize on organic growth opportunities by offering a higher level of national resources than traditional local professional service firms, but delivering these services locally with a higher level of personal service than is expected from traditional national firms. CBIZ is also able to leverage technology to create efficiencies and to link together aligned services such as benefits, payroll and human resource services.

•

Cross-serving provides CBIZ with the opportunity to offer and deliver multiple services to existing clients. Cross-serving opportunities are identified by Company employees as they provide services to their existing clients. Being a trusted advisor to its clients provides CBIZ with the opportunity to identify the clients’ needs, while the diverse and integrated services offered by CBIZ allow the Company to provide solutions to satisfy these needs.

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

Cash Flows and Capital Resources

CBIZ’s strategy is to utilize capital resources for strategic initiatives that will optimize shareholder return. The highest priority for the utilization of capital is focused on strategic acquisitions. CBIZ also believes that repurchasing shares of its common stock is a use of cash that provides stockholder value. Accordingly, CBIZ has historically adopted a repurchase plan annually and continually evaluates share repurchase opportunities. CBIZ may repurchase shares of its common stock when, after assessing capital needed to fund acquisitions and seasonal working capital needs, capital resources are available and such repurchases are accretive to stockholders.

Business Services

Following the disposition of MMP, CBIZ delivers its integrated services through three operating practice groups. A general description of services provided by each practice group is provided in the table below.

Financial Services	Employee Services	National Practices

• Accounting • Tax • Financial Advisory • Valuation • Litigation Support • Government Health Care Consulting • Risk Advisory Services • Real Estate Advisory	• Employee Benefits • Property & Casualty • Retirement Plan Services • Payroll Services • Life Insurance • Human Capital Services • Compensation Consulting • Executive Recruiting • Actuarial Services	• Managed Networking and Hardware Services • Health Care Consulting

Practice Groups

Revenue by practice group for the years ended December 31, 2013, 2012 and 2011 is provided in the table below (in thousands):

	Year Ended December 31,
	2013		2012		2011
Financial Services	$456,649	66.0%	$410,195	65.5%	$389,743	65.9%
Employee Services	204,863	29.6%	186,217	29.7%	171,205	29.0%
National Practices	30,521	4.4%	30,126	4.8%	30,322	5.1%

Total CBIZ	$692,033	100.0%	$626,538	100.0%	$591,270	100.0%

A discussion of CBIZ’s practice groups and certain external relationships and regulatory factors that currently impact those practice groups are provided below. See Note 22 of the accompanying consolidated financial statements for further discussion of CBIZ’s practice groups.

Financial Services

The Financial Services practice group is divided into a Financial Services division, which represents the various accounting units spread geographically throughout the United States that provide core accounting services regionally, and a National Services division consisting of those units that provide their specialty services nationwide. Core accounting services consist mainly of accounting and tax compliance and consulting, as well as litigation support, while National Services consist primarily of valuation services, real estate consulting, internal audit outsourcing and federal and state governmental healthcare compliance. Both the Financial Services and National Services divisions report to the President of Financial Services. The President of Financial Services reports to CBIZ’s President and Chief Operating Officer.

Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and administrative service agreements (“ASAs”) with independent licensed Certified Public Accounting (“CPA”) firms under which audit and attest services may be provided to CBIZ’s clients by such CPA firms. These firms are owned by licensed CPAs, a vast majority of whom are also employed by CBIZ’s subsidiaries. Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping and accounting; preparing marketing and promotional materials; providing office space, computer equipment and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and totaled approximately $140.2 million, $116.1 million and $109.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, a majority of which is related to services rendered to privately-held clients and governmental agencies. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which CBIZ has contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, CBIZ does not hold any financial interest in an SEC-reporting attest client of an associated CPA firm, enter into any business relationship with an SEC-reporting attest client that the CPA firm performing an audit could not maintain, or sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not sell, under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. Applicable professional standards generally permit CBIZ to provide additional services to privately-held companies in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. CBIZ and the CPA firms with which CBIZ is associated have implemented policies and procedures designed to enable the Company and the CPA firms to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the policies set by CBIZ on its relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the Sarbanes-Oxley Act independence limitations do not, and are not expected to, materially affect CBIZ revenues.

The CPA firms with which CBIZ maintains ASAs may operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. Neither the existence of the ASAs nor the providing of services thereunder constitutes control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with the performance of their respective services. Attest services are not permitted to be performed by any individual or entity that is not licensed to do so. CBIZ is not permitted to perform audits, reviews, compilations, or other attest services, does not contract to perform them and does not provide the associated attest reports. Given this legal prohibition and course of conduct, CBIZ does not believe it is likely that it would bear the risk of litigation losses related to attest services provided by the CPA firms.

At December 31, 2013, CBIZ maintained ASAs with four CPA firms. Most of the members and/or stockholders of the CPA firms are also CBIZ employees, and CBIZ renders services to the CPA firms as an independent contractor. CBIZ’s primary ASA is with Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), an independent national CPA firm headquartered in Leawood, Kansas. Mayer Hoffman has 274 stockholders, a vast majority of whom are also employees of CBIZ. Mayer Hoffman maintains an eight member board of directors. There are no board members of Mayer Hoffman who hold senior officer positions at CBIZ. CBIZ’s association with Mayer Hoffman offers clients access to the multi-state resources and expertise of a national CPA firm. CBIZ also has an ASA with Myers & Stauffer LLC (“M&S”), an independent national governmental healthcare consulting firm headquartered in Leawood, Kansas. M&S has eight equity members, all of whom are also employees of CBIZ. M&S maintains a three member executive committee, none of whom hold senior officer positions at CBIZ.

Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains ASAs qualify as variable interest entities. See Note 1 of the accompanying consolidated financial statements for further discussion.

Employee Services

CBIZ’s Employee Services practice group operates under a divisional President who oversees the practice group, along with a senior management team aligned along functional, product, and unit management lines. The Employee Services President reports to CBIZ’s Chief Operating Officer. CBIZ’s Employee Services group is organized along lines of services such as employee benefits consulting and brokerage, property and casualty brokerage, retirement plan advisory services, payroll services, human capital advisory services, actuarial services, life insurance and other services that serve local and regional clients with national resources.

CBIZ’s Employee Services practice group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of its performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2013, 2012 and 2011 were less than 2% of consolidated CBIZ revenue for the respective periods.

National Practices

The National Practices group offers technology and health care consulting services. Both units within the National Practices group each have a Business Unit President. These Business Unit Presidents report to a Senior Vice President and CBIZ’s President and Chief Operating Officer, with one unit reporting to CBIZ’s Chief Executive Officer.

Sales and Marketing

CBIZ’s branding goals are focused on providing CBIZ with a consistent image while at the same time providing support, tools and resources for each practice and market to utilize within each of the Company’s distinct geographic and industry markets. Three key strategies are employed to accomplish these goals: thought leadership, market segmentation, and sales/sales management process development.

•

Thought leadership:    CBIZ marketing efforts continue to capitalize on the extensive knowledge and expertise of CBIZ associates. This has been accomplished through media visibility, social media, webinars, and the creation of a wide variety of white papers, newsletters, books, and other information offerings.

•

Market segmentation:    The majority of CBIZ marketing resources are devoted to the highly measurable and high return on investment strategies that specifically target those industries and service areas where CBIZ has particularly deep experience. These efforts typically involve local, regional or national trade show and event sponsorships, targeted direct mail, email, and telemarketing campaigns, and practice and industry specific micro-sites and newsletters.

•

Sales/sales management process development:    CBIZ continues to enhance an accountable business development culture with several initiatives, including enhanced management visibility, analytics and forecasting through Salesforce.com and the implementation of performance management scorecards and business development pipeline reports. Together, these initiatives have helped create a more effective, efficient and successful sales management process throughout the Company.

CBIZ’s focus has been on developing marketing strategies that specifically support each of the Company’s major practice areas: Financial Services (accounting) and Employee Services (insurance, payroll and human resources). In each of these segments, emphasis has been put on marketing technology that has the highest and most measurable return on investment, including enhanced targeted email campaigns, webinars, web lead generation, and an evolving web presence.

In 2012, CBIZ launched an initiative to build relationships and reputation through social media. Beginning with comprehensive training and support for LinkedIn and Twitter, CBIZ’s social media efforts have expanded to include programs on Facebook, Google+, YouTube and social sharing sites such as Slideshare and Pinterest.

Customers

CBIZ provides professional services to over 90,000 clients, including over 50,000 business clients. By providing various professional services and administrative functions, CBIZ enables its clients to focus their resources on their own operational competencies. Reducing administrative functions allows clients to enhance productivity, reduce costs and improve service quality and efficiency by focusing on their core business. Depending on a client’s size and capabilities, it may choose to utilize one, some or many of the diverse and integrated services offered by CBIZ.

CBIZ’s clients come from a large variety of industries and markets, including many government agencies, with the Company targeting mid-sized companies that have between 100 and 2,000 employees and annual revenues between $5 million and $200 million. CBIZ’s largest client, Edward Jones, comprises approximately 3% of CBIZ’s consolidated revenue in 2013 and is included in the National Practices operating practice group. Management believes that its client diversity helps insulate CBIZ from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for services provided by CBIZ. See Note 22 of the accompanying consolidated financial statements for information regarding revenue attributable to the geographic areas where CBIZ operates.

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

Acquisitions and Divestitures

CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that expand its market position and strengthen its existing service offerings. During the year ended December 31, 2013, CBIZ acquired two businesses:

•

Associated Insurance Agents (“AIA”), located in Minneapolis, Minnesota, is an insurance brokerage agency specializing in property and casualty insurance, personal lines and health and benefit insurance. Annualized revenues are estimated to be approximately $3.8 million and are reported in the Employee Services practice group.

•

Knight Field Fabry, LLP (“Knight”), primarily located in Denver, Colorado, was consolidated with the Company’s existing Denver practice and is a provider of traditional accounting, tax, litigation support and valuation services. Annual revenues are estimated to be approximately $1.5 million and are reported in the Financial Services practice group.

During the year ended December 31, 2013, CBIZ also purchased three client lists, two of which are reported in the Employee Services practice group and one reported in the Financial Services practice group.

CBIZ will divest business operations that do not contribute to the long-term goals of CBIZ or do not meet certain growth or service targets. During 2013, CBIZ divested three businesses:

•

On August 30, 2013, CBIZ sold all of the issued and outstanding capital stock of CBIZ Medical Management Professionals, Inc. and CBIZ Medical Management, Inc. and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s MMP’s ongoing operations and business for a purchase price of $201.6 million, subject to final working capital adjustments pursuant to a Stock Purchase Agreement among CBIZ Operations, Inc. and Zotec Partners, LLC dated July 26, 2013. The results of operations for MMP for the years ended December 31, 2013, 2012 and 2011 are included in “Income for discontinued operations, net of tax” and the gain on the sale of MMP of approximately $58.3 million is recorded in “Gain on disposal of discontinued operations, net of tax” on the consolidated statements of comprehensive income. The assets and liabilities of MMP have been consolidated and are included in “Assets of discontinued operations” and “Liabilities of discontinued operations” on the consolidated balance sheets as of December 31, 2012.

•

CBIZ made the decision to divest the operations of its property tax business located in Leawood, Kansas as a result of declining growth and profitability. This business is being held for sale at December 31, 2013, with the results of operations being included in “Income for discontinued operations, net of tax” on the consolidated statements of comprehensive income. This business was previously reported in the Financial Services practice group.

•

On December 31, 2013, CBIZ sold its mergers and acquisition business for no gain or loss. The results of operations for the years ended 2013, 2012 and 2011 are included in continuing operations and are reported in the National Practices practice group.

In addition, during the years ended December 31, 2012 and 2011, CBIZ recognized gains of $2.5 million and $2.3 million, respectively, from the sale of its individual wealth management business in January 2011. The gains are recorded in “Gain on sale of operations, net” on the consolidated statements of comprehensive income.

Regulation

CBIZ’s operations are subject to regulation by federal, state, local and professional governing bodies. Accordingly, CBIZ’s business services may be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration and tax and accounting. CBIZ remains abreast of regulatory changes affecting its business, as these changes often affect clients’ activities with respect to employment, taxation, benefits, and accounting. For instance, changes in income, estate, or property tax laws may require additional consultation with clients subject to these changes to ensure their activities comply with revised regulations.

CBIZ itself is subject to industry regulation and changes, including changes in laws, regulations, and codes of ethics governing its accounting, insurance, valuation, registered investment advisory and broker-dealer operations, as well as in other industries, the interpretation of which may impact CBIZ’s operations.

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

As of December 31, 2013, CBIZ believes it is in compliance with all governmental and professional organizations regulations in which it provides services.

Liability Insurance

CBIZ carries insurance policies, including those for commercial general liability, automobile liability, property, crime, professional liability, directors’ and officers’ liability, fiduciary liability, employment practices liability and workers’ compensation, subject to prescribed state mandates. Excess liability coverage is carried over the underlying limits provided by the commercial general liability, directors’ and officers’ liability, professional liability and automobile liability policies.

Employees

At December 31, 2013, CBIZ employed approximately 4,100 employees. CBIZ believes that it has a good relationship with its employees. A large number of the Company’s employees hold professional licenses or degrees. As a professional services company that differentiates itself from competitors through the quality and diversity of its service offerings, CBIZ believes that its employees are its most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of its employees.

Seasonality

A disproportionately large amount of CBIZ’s revenue occurs in the first half of the year. This is due primarily to accounting and tax services provided by the Company’s Financial Services practice group, which is subject to seasonality related to heavy volume in the first four months of the year. CBIZ’s Financial Services practice group generated more than 40% of its revenue in the first four months of each of the past five years. In addition, more than 50% of the Company’s annual earnings per share have been earned during the first quarter of each of the past five years. Like most professional service companies, most of CBIZ’s operating costs are relatively fixed in the short term, which generally results in higher operating margins in the first half of the year.

Available Information

CBIZ’s principal executive office is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, and the Company’s telephone number is (216) 447-9000. CBIZ’s website is located at http://www.cbiz.com. CBIZ makes available, free of charge on its website, through the investor information page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after CBIZ files (or furnishes) such reports with the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy materials the Company files (or furnishes) with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, and may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an Internet Website that contains reports, proxy and information statements and other information about CBIZ at http://www.sec.gov. CBIZ’s corporate code of conduct and ethics and the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors are available on the investor information page of CBIZ’s website, referenced above, and in print to any shareholder who requests them.

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

A substantial majority of our operating expenses, such as personnel and related costs and occupancy costs, are relatively fixed in the short term. As a result, we may not be able to quickly reduce costs in response to any decrease in revenue. This factor could cause our quarterly results to be lower than expectations of securities analysts and stockholders, which could result in a decline in the price of our common stock.

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

Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and ASAs with independent licensed CPA firms under which audit and attest services may be provided to CBIZ’s clients by such CPA firms (the “CPA firms”). The CPA firms are owned by licensed CPAs, a vast majority of whom are employed by CBIZ subsidiaries.

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

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, we do not hold any financial interest in, nor do we enter into any business relationship with, an SEC-reporting attest client that the CPA firm performing an audit could not maintain; further, we do not sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not sell under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. SEC staff recently informed us that independence rules that apply to clients that receive attest services under SEC and PCAOB standards from such CPA firms would prohibit such clients from holding any stock of CBIZ, Inc. However, applicable professional standards generally permit CBIZ to provide additional services to privately-held companies, in addition to those services which may be provided to SEC-reporting attest clients of a CPA firm. CBIZ and the CPA firms have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by CBIZ on its relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the imposition of independence limitations under the Sarbanes-Oxley Act, SEC rule or interpretation, or PCAOB standards do not and are not expected to materially affect CBIZ revenues.

There can be no assurance that following the policies and procedures implemented by us and the CPA firms will enable us and the CPA firms to avoid circumstances that would cause us and them to lack independence from an SEC-reporting attest client; nor can there be any assurance that state, U.S. Government Accountability Office or U.S. Department Of Labor accountancy authorities will not impose additional restrictions on the profession. To the extent that the CPA firms for whom we provide administrative and other services are affected, we may experience a decline in fee revenue from these businesses as well as expenses related to addressing independence concerns. To date, revenues derived from providing services in connection with attestation engagements of the attest firms performed for SEC-reporting clients have not been material.

Our goodwill and intangible assets could become impaired, which could lead to material non-cash charges against earnings.

We assess potential impairment on our goodwill and intangible asset balances, including client lists, on an annual basis, or more frequently if there is any indication that the asset may be impaired. Any impairment of goodwill or intangible assets resulting from this periodic assessment would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations, statements of financial position, and earnings per share. Any decline in future revenues, cash flows or growth rates as a result of further adverse changes in the economic environment or an adverse change resulting from new governmental regulations could lead to an impairment of goodwill or intangible assets.

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

Governmental regulations and interpretations are subject to changes, which could have a material adverse effect on revenue.

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

Changes in the United States healthcare environment, including new health care legislation, may adversely affect the revenue and margins in our healthcare benefit businesses.

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

Changes in the healthcare environment, including, but not limited to, any legislated changes in the U.S. national health care system, that affect the methods by which insurance carriers remunerate brokers, could adversely impact our revenues and margins in this business. Specifically, legislation or other changes could afford our clients and their employees the ability to seek insurance coverage through other means, including, but not limited to, direct access with insurance carriers or other similar avenues, which could eliminate or adversely alter the remuneration brokers receive from insurance carriers for their services.

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

We are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses.

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

Cyber attacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business.

Our systems, like others in the payroll, retirement and financial services industries, are vulnerable to cyber security risks, and we are subject to potential disruption caused by such activities. Corporations such as ours are subject to frequent attacks on their systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. Although to date such activities have not resulted in material disruptions to our operations or, to our knowledge, breach of any security or confidential information, no assurance can be provided that such disruptions or breach will not occur in the future. Any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations, and penalties that could damage our reputation and adversely affect the growth of our business.

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

Future sales or issuances of common stock, including those related to the uses described below, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares, and have approximately 49.8 million shares outstanding at February 28, 2014. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for a one-year period, and as of February 28, 2014, approximately 0.4 million shares of common stock were under lock-up contractual restrictions that expire by December 31, 2014. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.

In 2006, the Company issued $100.0 million of 3.125% Convertible Senior Subordinated Notes due 2026 (the “2006 Notes”). During 2010 and 2011, $99.3 million of the 2006 Notes were retired by CBIZ, leaving $750,000 outstanding as of December 31, 2013. Although the Company cannot at this time determine the number of shares of common stock it will issue upon conversion of the 2006 Notes, if any, the number of shares of common stock will be calculated as defined in the indenture agreements with U.S. Bank National Association as trustee. In addition, in September 2010, CBIZ issued $130.0 million of 4.875% Convertible Senior Subordinated Notes due 2015 (the “2010 Notes”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company cannot at this time determine the number of shares of common stock it will issue upon conversion of these notes, although the number of shares of common stock it will issue, if any, will be calculated as defined in the indenture agreements with U.S. Bank National Association as trustee.

Our principal stockholders may have substantial control over our operations.

At December 31, 2013, the stockholders identified below beneficially owned (within the meaning of Rule 13d-3 of the Exchange Act) the following aggregate amounts and percentages of our common stock:

	Number of Shares (in millions)	% of CBIZ’s Outstanding Common Stock
Burgundy Asset Management Ltd	4.9	10.0%
FMR LLC	4.3	8.8%
Lombardia Capital Partners LLC	3.9	8.1%
Westbury (Bermuda) Ltd	3.9	7.9%
Cardinal Capital Management LLC	3.2	6.5%
First Manhattan Company	3.0	6.1%
Dimensional Fund Advisors, Inc	2.6	5.3%
Silvercrest Asset Management Group LLC	2.4	5.0%
BlackRock Fund Advisors	2.4	4.8%
Skyline Asset Management LP	2.3	4.7%
P2 Capital Partners LLC	2.3	4.6%
Investment Counselors of Maryland LLC	2.2	4.4%
CBIZ Executive Officers and Directors	2.6	5.3%

The foregoing as a group	40.0	81.5%

Because of their stock ownership, these stockholders may exert substantial influence or actions that require the consent of a majority of our outstanding shares, including the election of directors. CBIZ’s share repurchase activities may result in increased ownership percentages of these individuals and therefore increase the influence they may exert, if they do not participate in these share repurchase transactions or otherwise dispose of their common stock.

We require a significant amount of cash for interest payments on our debt and to expand our business as planned.

At December 31, 2013, our debt consisted of $48.5 million in principal amount outstanding under our credit facility and $130.8 million principal amount outstanding under our convertible notes. Our debt requires us to dedicate a significant portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to fund our other liquidity needs.

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

Our ability to provide business services depends on our capacity to store, retrieve, process and manage significant databases, and expand and upgrade periodically our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage, or other disruption could have a material adverse effect on our business, financial condition and results of operations. Although we have disaster recovery procedures in place and insurance to protect against such contingencies, we cannot be sure that insurance or these services will continue to be available, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide business services.

We may not be able to acquire and finance additional businesses which may limit our ability to pursue our business strategy.

CBIZ acquired two businesses and three client lists during 2013, and maintains a healthy pipeline of potential businesses for acquisition. Targeted acquisitions are part of our growth strategy, and it is our intention to selectively acquire businesses or client lists that are complementary to existing service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms, and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. As discussed above, there are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

CBIZ’s corporate headquarters is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. CBIZ and its subsidiaries lease more than 100 offices in 34 states, and one in Toronto, Canada. Some of CBIZ’s properties are subject to liens securing payment of indebtedness of CBIZ and its subsidiaries. CBIZ believes that its current facilities are sufficient for its current needs.

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

On April 12, 2013, the court denied the CBIZ Parties’ motion to dismiss the remaining claims in the Ashkenazi lawsuit. On May 7, 2013, the court in the ML Liquidating Trust lawsuit issued a ruling dismissing claims for deepening insolvency damages, negligence and breach of contract and holding that any claims related to the 2004 and 2005 Mayer Hoffman audits were barred by the statute of limitations. The court denied the motion as to the negligent misrepresentation claim. On June 14, 2013, the court dismissed the RICO, fraud and consumer fraud claims in the Marsh lawsuit, and denied the CBIZ Parties’ motion as to the negligent misrepresentation and aiding and abetting breaches of fiduciary duty claims.

The CBIZ Parties and Mayer Hoffman, without admitting any liability, have reached settlements in the Victims Recovery, Ashkenazi and Rader lawsuits. In addition, the CBIZ Parties and Mayer Hoffman, without admitting any liability, reached a settlement with a single plaintiff from the Marsh lawsuit. The CBIZ Parties did not pay any monetary amounts as part of these settlements. The Victims Recovery complaint had alleged damages of approximately $53 million, the Ashkenazi complaint had alleged damages of approximately $92 million and the Rader complaint alleged damages in excess of $15 million. Discovery is proceeding in the remaining matters (except Facciola, which is on appeal) and no trial dates have been set.

The CBIZ Parties deny all allegations of wrongdoing made against them in these actions and are vigorously defending the remaining proceedings. In particular, the CBIZ Parties are not control persons under the Arizona Securities Act of, or in a joint venture with, Mayer Hoffman. The CBIZ Parties do not have, in any respects, the legal right to control Mayer Hoffman’s audits or any say in how the audits are conducted. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters.

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

In November 2013, the Court granted the CBIZ Parties motion for summary judgment and the CBIZ Parties were dismissed from the lawsuit. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matter.

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

	2013		2012
	High	Low	High	Low
First quarter	$6.59	$5.60	$6.79	$5.82
Second quarter	$6.87	$5.99	$6.63	$5.41
Third quarter	$7.73	$6.54	$6.31	$5.07
Fourth quarter	$9.40	$6.99	$6.22	$5.19

On December 31, 2013, the last reported sale price of CBIZ’s common stock as reported on the NYSE was $9.12 per share. As of February 28, 2014, CBIZ had approximately 2,325 holders of record of its common stock, and the last sale of CBIZ’s common stock as of that date was $9.13.

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

Dividend Policy

CBIZ’s credit facility does not permit CBIZ to declare or make any dividend payments, other than dividend payments made by one of CBIZ’s wholly-owned subsidiaries to the parent company. Historically, CBIZ has not paid cash dividends on its common stock. CBIZ does not anticipate paying cash dividends in the foreseeable future. CBIZ’s Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the credit facility.

Issuer Purchases of Equity Securities

(a)	Recent sales of unregistered securities

During the fourth quarter of 2013, CBIZ issued 38,270 shares of its common stock as payment for contingent consideration for acquisitions that occurred prior to 2013. Also, on December 31, 2013, a total of 35,658 shares of CBIZ common stock became issuable as contingent consideration owed to former owners of businesses that were acquired by CBIZ.

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

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 13, 2014, February 6, 2013 and February 22, 2012, CBIZ’s Board of Directors authorized Share Repurchase Plans, each of which authorized the purchase of up to 5.0 million shares of CBIZ common stock. Each Share Repurchase Plan is effective beginning April 1 of the respective plan year, and each expires one year from the respective effective date. The repurchase plans do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

Pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest stockholder at that time, Westbury (Bermuda) Ltd. (“Westbury”), a Bermuda exempted company organized by CBIZ founder Michael G. DeGroote, Westbury Trust, a Bermuda trust, and Michael G. DeGroote, CBIZ purchased an option for $5.0 million to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share (the “Option”), which constituted the remaining shares of CBIZ’s common stock held by Westbury.

On August 30, 2013, CBIZ completed a Stock Purchase Agreement entered into on July 26, 2013, (the “Purchase Agreement”) with Westbury, pursuant to which CBIZ agreed to purchase from Westbury 3,858,335 shares of CBIZ’s common stock (the “Purchased Shares”), pursuant to the Westbury Agreement. CBIZ agreed to pay Westbury $25.7 million for the Purchased Shares, which represented a price per share of $6.65. Following the completion of the purchase of the Purchased Shares under the Purchase Agreement, the remaining shares subject to the Westbury Agreement (the “Remaining Shares”), in the amount of 3,858,334 shares, were subject to the Westbury Agreement for the remainder of its term, which expired on September 30, 2013.

During the year ended December 31, 2013, approximately 126,000 shares were withheld from employees to satisfy certain tax obligations due in connection with restricted stock that vested during 2013 under the 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan. No shares were repurchased by CBIZ during the fourth quarter of 2013 under the Share Repurchase Plans. At December 31, 2013, there were approximately 4.9 million shares that may yet be purchased under repurchase plans approved by CBIZ’s Board of Directors.

CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Subsequent to December 31, 2013 up to the date of this filing, CBIZ repurchased 456,603 shares in the open market at a total cost of approximately $3.9 million under the Rule 10b5-1 trading plan, which allows CBIZ to repurchase shares below a predetermined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of CBIZ, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index and a customized peer group of five companies that includes: Brown & Brown Inc., H & R Block Inc., Paychex Inc., Resources Connection Inc. and Towers Watson & Company. The graph tracks the performance of a $100 investment in our common stock, in each index and in the peer group (with the reinvestment of all dividends) from 12/31/2008 to 12/31/2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CBIZ, Inc., the S&P 500 Index, the Russell 2000 Index, and a Peer Group

*$100	invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2014 Russell Investment Group. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13
CBIZ, Inc.	$100.00	$89.02	$72.14	$70.64	$68.32	$105.43
S&P 500	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Russell 2000	$100.00	$127.17	$161.32	$154.59	$179.86	$249.69
Peer Group	$100.00	$109.48	$101.17	$108.81	$120.14	$190.51

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

	Year Ended December 31,
	2013	2012(1)	2011(1)	2010(1)	2009(1)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$692,033	$626,538	$591,270	$580,426	$574,528
Operating expenses	608,730	555,487	518,528	511,636	507,880

Gross margin	83,303	71,051	72,742	68,790	66,648
Corporate general and administrative expenses	34,398	30,209	31,533	29,580	30,702

Operating income	48,905	40,842	41,209	39,210	35,946
Other income (expense):
Interest expense	(15,374)	(14,999)	(16,047)	(13,868)	(11,900)
Gain on sale of operations, net	79	2,766	2,920	466	989
Other income (expense), net(2)	7,817	8,214	3,201	3,232	6,322

Total other (expense) income	(7,478)	(4,019)	(9,926)	(10,170)	(4,589)
Income from continuing operations before income tax expense	41,427	36,823	31,283	29,040	31,357
Income tax expense	16,438	14,071	12,144	10,609	11,894

Income from continuing operations	24,989	22,752	19,139	18,431	19,463
Income from operations of discontinued operations, net of tax	2,538	8,304	8,854	7,056	11,723
Gain (loss) on disposal of discontinued operations, net of tax	58,336	90	14	(973)	210

Net income	$85,863	$31,146	$28,007	$24,514	$31,396

Basic weighted average common shares	48,632	49,002	49,328	57,692	61,200
Diluted weighted average common shares	49,141	49,252	49,599	58,193	61,859
Diluted earnings per share:
Continuing operations	$0.51	$0.46	$0.39	$0.32	$0.32
Net income	$1.75	$0.63	$0.57	$0.42	$0.51
Other Data:
Total assets	$897,458	$970,191	$812,357	$756,299	$713,098
Long-term debt(3)	$173,756	$332,538	$265,527	$235,663	$203,848
Total liabilities	$523,012	$674,959	$552,199	$526,627	$442,480
Total stockholders’ equity	$374,446	$295,232	$260,158	$229,672	$270,618
Adjusted EBITDA(4)	$75,606	$65,790	$59,736	$59,209	$56,814

(1)	Amounts for 2012, 2011, 2010, and 2009 have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

(2)	Other income (expense), net includes gains or losses attributable to assets held in the Company’s deferred compensation plan which totaled a gain (loss) of $8.2 million, $4.3 million, ($0.4) million, $3.7 million and $5.5 million for 2013, 2012, 2011, 2010 and 2009, respectively. These gains or losses do not impact “income from continuing operations” as they are directly offset by compensation to the Plan participants. During 2013, 2012, 2011 and 2010, CBIZ recorded other (expense) income of ($0.9) million, $1.0 million, $3.5 million and $1.5 million, respectively, related to increases/decreases in the fair value of contingent consideration related to CBIZ’s prior acquisitions. Included in 2012 are proceeds of $1.9 million related to a legal settlement. During 2010, CBIZ recorded a $2.0 million loss in other income (expense), net from the early retirement of $60 million face value of its convertible senior subordinated notes that were issued in 2006.

(3)	Represents bank debt, the long-term portion of convertible notes, and the long-term portion of notes payable, which are reported in “other non-current liabilities” in CBIZ’s consolidated balance sheets.

(4)	Adjusted EBITDA represents income from continuing operations before income tax expense, interest expense, gain on sale of operations, net, and depreciation and amortization expense. Adjusted EBITDA for 2010 also excludes the loss resulting from the retirement of $60 million of its convertible senior subordinated notes. See note (2) above for a description of these items. The Company has included Adjusted EBITDA because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to service debt. Adjusted EBITDA should not be regarded as an alternative or replacement to any measurement of performance under generally accepted accounting principles.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at December 31, 2013 and 2012, and results of operations and cash flows for each of the years ended December 31, 2013, 2012 and 2011. This discussion should be read in conjunction with CBIZ’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Executive Summary

Revenue for the year ended December 31, 2013 increased by 10.5% to $692.0 million from $626.5 million for 2012. The increase in revenue was due to a combination of newly acquired operations, which resulted in an increase of $50.2 million, or 8.0%, and an increase in same unit revenue of $15.3 million, or 2.5%.

Earnings per share from continuing operations were $0.51 per diluted share for the year ended December 31, 2013 compared to $0.46 per diluted share for the year ended December 31, 2012. Earnings per share for the year ended December 31, 2012 included a gain of approximately $0.03 related to the divestiture of CBIZ’s wealth management business that occurred in January of 2011, as well as $0.02 resulting from proceeds from a legal settlement which are included in other income, net.

Non-GAAP earnings per diluted share were $1.08 and $0.92 for the years ended December 31, 2013 and 2012, respectively. CBIZ believes Non-GAAP earnings per diluted share illustrates the impact of certain non-cash charges on income from continuing operations and is a useful performance measure for the Company, its analysts and its stockholders. Non-GAAP earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”). As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the years ended December 31, 2013, 2012 and 2011 are provided in the “Results of Operations—Continuing Operations” section that follows.

During the year ended December 31, 2013, CBIZ acquired two businesses: Associated Insurance Agents (“AIA”), located in Minneapolis, Minnesota, an insurance brokerage agency specializing in property and casualty insurance, personal lines and health and benefit insurance; and Knight Field Fabry, LLP (“Knight”), primarily located in Denver, Colorado, an accounting service company providing traditional accounting, tax, litigation support and valuation services. Revenues from these business acquisitions are estimated to exceed $5.3 million for the year ending December 31, 2014. The operating results of AIA and Knight are reported in the Employee Services and Financial Services practice groups, respectively. In addition to the business acquisitions, CBIZ acquired three client lists, two of which are reported in the Employee Services practice group and the third being reported in the Financial Services practice group. For more details regarding CBIZ’s acquisitions, refer to Note 19 of the accompanying consolidated financial statements.

On August 30, 2013, CBIZ sold all of the issued and outstanding capital stock of CBIZ Medical Management Professionals, Inc. and CBIZ Medical Management, Inc. and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s MMP’s ongoing operations and business for a purchase price of $201.6 million, subject to final working capital adjustments pursuant to a Stock Purchase Agreement among CBIZ Operations, Inc. and Zotec Partners, LLC dated July 26, 2013. After transaction costs and taxes, proceeds from the transaction were approximately $145 million. The proceeds were used to repurchase shares from Westbury as discussed below and to pay down outstanding debt on the unsecured credit facility. The results of operations for MMP for the years ended December 31, 2013, 2012 and 2011 are included in “Income for discontinued operations, net of tax” and the gain on the sale of MMP of approximately $58.3 million is recorded in “Gain on disposal of discontinued operations, net of tax” on the consolidated statements of comprehensive income. The assets and liabilities of MMP have been consolidated and are included in “Assets of discontinued

operations” and “Liabilities of discontinued operations” on the consolidated balance sheets as of December 31, 2012. Following the closing of the MMP transaction, the Company operates in three operating practice groups.

CBIZ made the decision to divest the operations of its property tax business located in Leawood, Kansas, as a result of declining growth and profitability. This business is being held for sale at December 31, 2013, with the results of operations being included in “Income for discontinued operations, net of tax” on the consolidated statements of comprehensive income. This business was previously reported in the Financial Services practice group.

On December 31, 2013, CBIZ sold its mergers and acquisition business. The results of operations for the years ended 2013, 2012 and 2011 are included in continuing operations and are reported in the National Practices practice group. No gain or loss was recorded as a result of the sale.

During the years ended December 31, 2012 and 2011, CBIZ recognized gains of $2.5 million and $2.3 million, respectively, from the sale of its individual wealth management business that occurred in January 2011. The gains are recorded in “Gain on sale of operations, net” on the consolidated statements of comprehensive income.

CBIZ believes that repurchasing shares of its common stock provides value to its stockholders. CBIZ purchased approximately 3.85 million shares of its common stock pursuant to a Stock Purchase Agreement entered into on July 26, 2013 with Westbury. CBIZ paid approximately $25.7 million for the shares, which represented a price per share of $6.65. No other shares were repurchased on the open market during 2013. On February 13, 2014, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2015. The shares may be repurchased in the open market or through privately negotiated purchases in accordance with SEC rules.

Subsequent to December 31, 2013 up to the date of this filing, CBIZ repurchased 456,603 shares at a total cost of approximately $3.9 million under the Rule 10b5-1 trading plan, which allows CBIZ to repurchase shares below a predetermined price per share.

Results of Operations — Continuing Operations

CBIZ provides professional business services that help clients manage their finances and employees. CBIZ delivers its integrated services through the following three practice groups: Financial Services, Employee Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2012, revenue for the period January 1, 2013 through June 30, 2013 would be reported as revenue from acquired businesses; same-unit revenue would include revenue for the periods July 1 through December 31 of both years. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations. Those businesses that have met the requirements to be treated as a discontinued operation are eliminated from all periods presented below.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

The following table summarizes total revenue for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Same-unit revenue
Financial Services	$423,926	$410,195	$13,731	3.3%
Employee Services	187,431	186,217	1,214	0.7%
National Practices	30,074	29,434	640	2.2%

Total same-unit revenue	641,431	625,846	15,585	2.5%
Acquired businesses	50,155	—	50,155
Divested operations	447	692	(245)

Total revenue	$692,033	$626,538	$65,495	10.5%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — Operating expenses increased to $608.7 million for the year ended December 31, 2013 from $555.5 million in 2012, but decreased as a percentage of revenue to 88.0% for the year ended December 31, 2013 from 88.7% for 2012. Excluding the impact of the Company’s deferred compensation plan, operating expenses as a percentage of revenue decreased by 1.2%. The primary components of operating expenses for the years ended December 31, 2013 and 2012 are illustrated in the following table:

	2013		2012
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	76.2%	67.0%	76.6%	67.9%	(0.9)%
Occupancy costs	6.1%	5.4%	6.5%	5.8%	(0.4)%
Depreciation and amortization	3.0%	2.7%	3.0%	2.6%	0.1%
Travel and related costs	3.9%	3.4%	3.5%	3.1%	0.3%
Professional fees	1.3%	1.2%	0.9%	0.8%	0.4%
Other(1)	8.3%	7.2%	8.8%	7.9%	(0.7)%

Subtotal	98.8%	86.9%	99.3%	88.1%	(1.2)%
Deferred compensation costs	1.2%	1.1%	0.7%	0.6%	0.5%

Total operating expenses	100.0%	88.0%	100.0%	88.7%	(0.7)%

Gross margin		12.0%		11.3%	0.7%

(1)	Other operating expenses include office expenses, equipment costs, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

Personnel costs as a percentage of revenue decreased 0.9% to 67.0% for the year ended December 31, 2013 compared to 2012 due to the leveraging of labor costs in relation to the increase in revenues. Personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”. The decrease in occupancy costs of 0.4% of revenue was a result of the fixed nature of occupancy costs. The increase in professional fees primarily relates to the increase in the use of third party consultants in CBIZ’s expanded governmental audit practice where outside professional services are needed. The increase in travel and related costs relates to continued client development efforts. The increase in deferred compensation costs of 0.5% resulted from adjustments to the fair value of investments held in the deferred compensation plan. The adjustments to the fair value of investments held in relation to the deferred compensation plan totaled a gain of $7.4 million and $3.8 million for the years ended December 31, 2013 and 2012, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to “other income, net”, and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups.

Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses increased by $4.2 million to $34.4 million for the year ended December 31, 2013, from $30.2 million for 2012, and increased as a percent of revenue by 0.1% to 4.9% for the year ended December 31, 2013.

The primary components of corporate general and administrative expenses for the years ended December 31, 2013 and 2012 are illustrated in the following table:

	2013		2012
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	50.8%	2.5%	56.4%	2.7%	(0.2)%
Professional fees	19.7%	1.0%	11.0%	0.5%	0.5%
Legal settlement costs	1.8%	0.1%	3.5%	0.2%	(0.1)%
Computer costs	6.0%	0.3%	6.5%	0.3%	—
Travel and related costs	3.4%	0.2%	4.1%	0.2%	—
Occupancy costs	2.4%	0.1%	2.9%	0.1%	—
Depreciation and amortization	1.0%	—	1.1%	0.1%	(0.1)%
Other(1)	12.6%	0.6%	12.7%	0.6%	—

Subtotal	97.7%	4.8%	98.2%	4.7%	0.1%
Deferred compensation costs	2.3%	0.1%	1.8%	0.1%	—

Total corporate general and administrative expenses	100.0%	4.9%	100.0%	4.8%	0.1%

(1)	Other corporate general and administrative expenses include office expenses, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate G&A expenses.

The increase in G&A expenses as a percentage of revenue is primarily attributable to the increase of 0.5% in professional fees. This increase is a result of CBIZ recording a recovery of legal fees in the fourth quarter of 2012 that was attributable to reimbursement of incurred legal expenses.

Interest expense — Interest expense increased by $0.4 million to $15.4 million for the year ended December 31, 2013 from $15.0 million for 2012. The increase is primarily due to an increase in amortization of the discount related to the 2010 Notes as well as amortization of deferred debt costs related to the credit facility. Debt is further discussed under “Liquidity and Capital Resources” and in Note 8 of the accompanying consolidated financial statements.

Gain on sale of operations, net — The gain on sale of operations, net was $0.1 million and $2.8 million for the years ended December 31, 2013 and 2012, respectively. The net gain in 2012 was primarily comprised of the $2.5 million gain recognized from the 2011 sale of the Company’s individual wealth management business.

Other income, net — Other income, net is primarily comprised of adjustments to the fair value of investments held in a rabbi trust related to the deferred compensation plan, adjustments to contingent purchase price liabilities related to previous acquisitions, gains and losses on sales of assets, and other miscellaneous income and expenses such as contingent royalties from previous divestitures, proceeds from legal settlements and interest income. Adjustments to the fair value of investments related to the deferred compensation plan do not impact CBIZ’s net income as they are offset by the same adjustments to compensation expense (recorded as operating or corporate general and administrative expenses in the consolidated statements of comprehensive income). Other income, net for the year ended December 31, 2013 primarily consisted of an $8.2 gain in the fair value of investments related to the deferred compensation plan and interest income of $0.5 million, offset by adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions which resulted in other expense of $0.9 million. Other income, net for the year ended December 31, 2012 primarily consisted of a $4.3 million gain in the fair value of investments related to the deferred compensation plan, proceeds from various legal settlements of $2.5 million, adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions which resulted in other income of $1.0 million, and interest income of $0.3 million.

Income Taxes — CBIZ recorded income tax expense from continuing operations of $16.4 million and $14.1 million for the years ended December 31, 2013 and 2012, respectively. The effective tax rate for the years ended December 31, 2013 and 2012 was 39.7% and 38.2%, respectively. The increase in the effective tax rate is primarily due to an increase in state taxes driven by a release of a valuation allowance in 2012 with respect to a state tax credit carryforward as well as a lower amount of valuations allowances released in 2013 compared to 2012 with respect to state net operating losses. For further discussion regarding income tax expense, see Note 7 to the accompanying consolidated financial statements.

Earnings per share and Non-GAAP earnings per share — Earnings per share from continuing operations were $0.51 and $0.46 per diluted share for the years ended December 31, 2013 and 2012, respectively. Earnings per share for the year ended December 31, 2012 included a gain of approximately $0.02 per diluted share related to a legal settlement recovery that was recorded in other income and a gain of approximately $0.03 per diluted share related to the divestiture of the wealth management business that occurred in the first quarter of 2011.

Non-GAAP earnings per share were $1.08 and $0.92 per diluted share for the years ended December 31, 2013 and 2012, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share, which are both non-GAAP measures, illustrate the impact of certain non-cash charges to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and earnings per diluted share from continuing operations to Non-GAAP earnings per diluted share for the years ended December 31, 2013 and 2012.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	Year Ended December 31,
	2013	Per Share	2012	Per Share
	(In thousands, except per share data)
Income from continuing operations	$24,989	$0.51	$22,752	$0.46
Adjustment for gain on sale of operations	—	—	(1,547)	(0.03)
Selected non-cash charges:
Amortization expense	14,056	0.29	11,983	0.24
Depreciation expense	4,828	0.10	4,751	0.10
Non-cash interest on convertible notes	2,840	0.06	2,638	0.05
Stock-based compensation	5,655	0.12	5,888	0.12
Adjustment to contingent earnouts	865	0.02	(953)	(0.02)

Non-cash charges	$28,244	$0.57	$24,307	$0.49

Non-GAAP earnings — continuing operations	$53,233	$1.08	$45,512	$0.92

Operating Practice Groups

Financial Services

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$423,926	$410,195	$13,731	3.3%
Acquired businesses	32,723	—	32,723
Divested operations	—	—	—

Total revenue	456,649	410,195	46,454	11.3%
Operating expenses	395,976	357,378	38,598	10.8%

Gross margin	$60,673	$52,817	$7,856	14.9%

Gross margin percent	13.3%	12.9%

The growth in same-unit revenue was approximately 65% attributable to stronger performance in the units that provide certain national services and 35% attributable to the traditional accounting and tax services. Growth in the national units was primarily due to increased project work in the federal and state governmental health care compliance industry as well as in risk and advisory services. The growth in the traditional accounting and tax services was due to a 0.7% increase in billable hours and a 1.3% increase in revenue per hour for the year ended December 31, 2013 compared to the same period a year ago. Revenue from acquired businesses was the result of the acquisition of PHBV Partners, L.L.P. (“PHBV”), which occurred on December 31, 2012.

CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $140.2 million and $116.1 million for the years ended December 31, 2013 and 2012, respectively. The increase in ASA fees was primarily the result of the PHBV acquisition.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs which represented 89.3% and 89.1% of total operating expenses for the years ended December 31, 2013 and 2012, respectively. Personnel costs increased $30.9 million during the year ended December 31, 2013 compared to the same period in 2012, and represented 68.7% and 68.9% of revenue for the years ended December 31, 2013 and 2012, respectively. The increase was largely attributable to the acquisition of PHBV, comprising $23.0 million of the variance, as well as a same-unit increase of $7.1 million due to increased headcount. Occupancy costs are relatively fixed in nature and were $25.2 million and $24.3 million, or 5.5% and 5.9% of revenue, for the years ended December 31, 2013 and 2012, respectively. The increase in occupancy costs is related primarily to the PHBV acquisition. Travel and related costs were $14.8 million and $11.4 million, or 3.2% and 2.8% of total revenue, for the years ended December 31, 2013 and 2012, respectively. The increase in travel and related costs was due to a higher volume of engagement-related costs (which are billed to clients) and professional staff training efforts, as well as from the impact of the PHBV acquisition. In addition to the expenses discussed above, professional service costs were $6.2 million and $3.3 million, or 1.4% and 0.8% of total revenue, for the years ended December 31, 2013 and 2012, respectively. The increase in professional service costs was associated with outside services related to client engagements for our federal and state governmental health care contracts.

Employee Services

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$187,431	$186,217	$1,214	0.7%
Acquired businesses	17,432	—	17,432
Divested operations	—	—	—

Total revenue	204,863	186,217	18,646	10.0%
Operating expenses	168,696	155,311	13,385	8.6%

Gross margin	$36,167	$30,906	$5,261	17.0%

Gross margin percent	17.7%	16.6%

The increase in same-unit revenue was attributable to several factors. Property and casualty revenues increased 5.1% due to better pricing throughout the industry as well as strong performance within the specialty program businesses. Payroll business revenues increased 5.0% primarily due to an increase in volume resulting from new clients coupled with pricing increases for core services. Retirement consulting revenues increased 4.3% due to net growth in assets resulting from client contributions and favorable equity market conditions. These increases were partially offset by a decline in the life insurance business of $2.5 million due to several large non-recurring policies that were placed in 2012. Excluding the impact of the life insurance business, same-unit revenue increased 2.1% for the year ended December 31, 2013 compared to the year ended December 31, 2012.

The growth in revenue from acquisitions was provided by:

•	Strategic Employee Benefit Services, an employee benefits client list in the Chicago, Illinois market that was acquired in the first quarter of 2012;

•	Primarily Care, Inc., an employee benefits business located in Cranston, Rhode Island that was acquired in the second quarter of 2012;

•	Stoltz and Company, LTD., L.L.P., a property and casualty insurance and employee benefits business headquartered in Midland, Texas that was acquired in the third quarter of 2012;

•	Trinity Risk Advisors, Inc., a property and casualty insurance business located in Atlanta, Georgia that was acquired in the third quarter of 2012;

•	Strategic Employee Benefit Services — The Pruett Group, Inc., an employee benefits business headquartered in Nashville, Tennessee that was acquired in the fourth quarter of 2012;

•	The employee benefit division of Leavitt Pacific Insurance Brokers, Inc., located in the San Jose, California market that was acquired in the fourth quarter of 2012;

•	Diversified Industries, Inc. d/b/a Payroll Control Systems, a payroll business in Minneapolis, Minnesota that was acquired in the fourth quarter of 2012; and

•	Associated Insurance Agents, a property and casualty and employee benefits business located in Minneapolis, Minnesota, that was acquired in the second quarter of 2013.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.1% and 82.6% of total operating expenses for the year ended December 31, 2013 and 2012, respectively. Excluding costs related to the acquired businesses of $9.7 million, personnel costs increased approximately $0.5 million, primarily due to commissions paid to producers relating to increased revenue in the property and casualty, payroll, and retirement services businesses. Occupancy costs are relatively fixed and were $11.3 million and $10.7 million the years ended December 31, 2013 and 2012, respectively, and increased due to the acquisitions in 2013.

National Practices

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$30,074	$29,434	$640	2.2%
Acquired businesses	—	—	—
Divested operations	447	692	(245)

Total revenue	30,521	30,126	395	1.3%
Operating expenses	27,589	26,713	876	3.3%

Gross margin	$2,932	$3,413	$(481)	(14.1)%

Gross margin percent	9.6%	11.3%

The National Practices group is primarily comprised of a cost-plus contract with CBIZ’s largest client (Edward Jones) and CBIZ’s healthcare consulting business. Revenues from the Edward Jones business accounted for approximately 70% of the National Practice group’s revenue, with the healthcare consulting accounting for the remaining revenue. Effective December 31, 2013, CBIZ sold its mergers and acquisition business which comprises the divested operations reflected in the table above.

The increase in same-unit revenue was attributable to an increase of $1.4 million resulting from an increase in services provided to Edward Jones as a result of an increase in required technology support as well as an increase in reimbursement dollars due to an increase in compensation.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 94.5% and 94.0% of total operating expenses for the years ended December 31, 2013 and 2012, respectively. Personnel costs increased $1.0 million for the year ended December 31, 2013 compared to the same period in 2012, and increased as a percentage of revenue to 82.9% of revenue for the year ended December 31, 2013 compared to 80.6% of revenue for the same period last year. The increase in personnel costs is due primarily to increases in demand for services provided under the Edward Jones cost-plus contract arrangement as well as an increase in wages for annual raises. Travel and related costs were relatively consistent in both periods and were $0.3 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively. Occupancy costs are relatively fixed in nature and were $0.5 million for the years ended December 31, 2013 and 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

The following table summarizes total revenue for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Same-unit revenue
Financial Services	$399,920	$389,743	$10,177	2.6%
Employee Services	171,103	171,205	(102)	(0.1)%
National Practices	30,126	30,322	(196)	(0.6)%

Total same-unit revenue	601,149	591,270	9,879	1.7%
Acquired businesses	25,389	—	25,389
Divested operations	—	—	—

Total revenue	$626,538	$591,270	$35,268	6.0%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses — Operating expenses increased to $555.5 million for the year ended December 31, 2012 from $518.5 million in 2011, and increased as a percentage of revenue to 88.7% for the year ended December 31, 2012 from 87.7% for 2011. The primary components of operating expenses for the years ended December 31, 2012 and 2011 are illustrated in the following table:

	2012		2011
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	76.6%	67.9%	76.7%	67.3%	0.6%
Occupancy costs	6.5%	5.8%	6.7%	5.9%	(0.1)%
Depreciation and amortization	3.0%	2.6%	2.9%	2.5%	0.1%
Travel and related costs	3.5%	3.1%	3.5%	3.0%	0.1%
Professional fees	0.9%	0.8%	0.8%	0.7%	0.1%
Other(1)	8.8%	7.9%	9.5%	8.4%	(0.5)%

Subtotal	99.3%	88.1%	100.1%	87.8%	0.3%
Deferred compensation costs	0.7%	0.6%	(0.1)%	(0.1)%	0.7%

Total operating expenses	100.0%	88.7%	100.0%	87.7%	1.0%

Gross margin		11.3%		12.3%	(1.0)%

(1)	Other operating expenses include office expenses, equipment costs, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

Personnel costs as a percentage of revenue increased 0.6% to 67.9% for the year ended December 31, 2012 compared to 2011. The increase in personnel costs as a percentage of revenue was primarily the result of a 0.3% increase in incentive compensation and a 0.3% increase in salaries and wages and related benefits costs resulting from an increase in headcount and personnel investments made in the Financial Services practice group. Personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups”. The increase in deferred compensation costs of 0.7% resulted from adjustments to the fair value of investments held in the deferred compensation plan. The adjustments to the fair value of investments held in relation to the deferred compensation plan totaled a gain of $3.8 million and a loss of $0.7 million for the years ended December 31, 2012 and 2011, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to “other income, net”, and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups.

Corporate general and administrative expenses — Corporate general and administrative (“G&A”) expenses decreased by $1.3 million to $30.2 million for the year ended December 31, 2012, from $31.5 million for 2011, and decreased as a percent of revenue by 0.5% to 4.8% for the year ended December 31, 2012.

The primary components of corporate general and administrative expenses for the years ended December 31, 2012 and 2011 are illustrated in the following table:

	2012		2011
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	56.4%	2.7%	52.4%	2.8%	(0.1)%
Professional fees	11.0%	0.5%	14.8%	0.8%	(0.3)%
Legal settlement costs	3.5%	0.2%	7.1%	0.4%	(0.2)%
Computer costs	6.5%	0.3%	5.5%	0.3%	—
Travel and related costs	4.1%	0.2%	3.9%	0.2%	—
Occupancy costs	2.9%	0.1%	2.5%	0.1%	—
Depreciation and amortization	1.1%	0.1%	1.1%	0.1%	—
Other(1)	12.7%	0.6%	11.6%	0.6%	—

Subtotal	98.2%	4.7%	98.9%	5.3%	(0.6)%
Deferred compensation costs	1.8%	0.1%	1.1%	—	0.1%

Total corporate general and administrative expenses	100.0%	4.8%	100.0%	5.3%	(0.5)%

(1)	Other corporate general and administrative expenses include office expenses, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate G&A expenses.

The decrease in G&A expenses as a percentage of revenue is primarily attributable to the decrease of 0.3% in professional fees and 0.2% in legal settlement costs. The decrease in professional fees is a result of a reimbursement of incurred legal expenses in the fourth quarter of 2012. Also during the fourth quarter of 2012, CBIZ received favorable legal settlements.

Interest expense — Interest expense decreased by $1.0 million to $15.0 million for the year ended December 31, 2012 from $16.0 million for 2011. The decrease in interest expense is primarily due to the retirement of CBIZ’s 2006 Notes in 2011, which resulted in a $1.4 million decrease in interest expense. This was partially offset by an increase in amortization of the discount related to the 2010 Notes. Debt is further discussed under “Liquidity and Capital Resources” and in Note 8 of the accompanying consolidated financial statements.

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

Income Taxes — CBIZ recorded income tax expense from continuing operations of $14.1 million and $12.1 million for the years ended December 31, 2012 and 2011, respectively. The effective tax rate for the years ended December 31, 2012 and 2011 was 38.2% and 38.8%, respectively. The decrease in the effective tax rate for the year ended December 31, 2012 from 2011 primarily relates to the release of a valuation allowance with respect to a state tax credit carryforward in 2012. For further discussion regarding income tax expense, see Note 7 to the accompanying consolidated financial statements.

Earnings per share and Non-GAAP earnings per share — Earnings per share from continuing operations were $0.46 and $0.39 per diluted share for the years ended December 31, 2012 and 2011, respectively. Earnings per share for the year ended December 31, 2012 included a gain of approximately $0.02 per diluted share related to a legal settlement recovery that was recorded in other income, net. Earnings per share for the years ended December 31, 2012 and 2011 included a gain of approximately $0.03 and $0.02, respectively, per diluted share related to the divestiture of the wealth management business that occurred in the first quarter of 2011.

Non-GAAP earnings per share were $0.92 and $0.79 per diluted share for the years ended December 31, 2012 and 2011, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share, which are both non-GAAP measures, illustrate the impact of certain non-cash charges to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and earnings per diluted share from continuing operations to Non-GAAP earnings per diluted share for the years ended December 31, 2012 and 2011.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	Year Ended December 31,
	2012	Per Share	2011	Per Share
	(In thousands, except per share data)
Income from continuing operations	$22,752	$0.46	$19,139	$0.39
Adjustment for gain on sale of operations	(1,547)	(0.03)	(933)	(0.02)
Selected non-cash charges:
Amortization	11,983	0.24	10,560	0.21
Depreciation	4,751	0.10	4,766	0.10
Non-cash interest on convertible notes	2,638	0.05	3,201	0.06
Stock-based compensation	5,888	0.12	5,954	0.12
Adjustment to contingent earnouts	(953)	(0.02)	(3,467)	(0.07)

Non-cash charges	$24,307	$0.49	$21,014	$0.42

Non-GAAP earnings — continuing operations	$45,512	$0.92	$39,220	$0.79

Operating Practice Groups

Financial Services

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$399,920	$389,743	$10,177	2.6%
Acquired businesses	10,275	—	10,275
Divested operations	—	—	—

Total revenue	410,195	389,743	20,452	5.2%
Operating expenses	357,378	336,206	21,172	6.3%

Gross margin	$52,817	$53,537	$(720)	(1.3)%

Gross margin percent	12.9%	13.7%

The increase in same-unit revenue was primarily the result of strong performance in the units that provide certain national services, offset in part by a decrease in revenue in the core accounting units. Growth in the national units of 18.6% was primarily due to increased project work, primarily in the federal and state governmental health care consulting and compliance business. Revenue in the core accounting units decreased 1% due to a corresponding decrease in hours charged. Revenue from acquired businesses was the result of the acquisition of Thompson Dunavant PLC (“Thompson Dunavant”), located in Memphis, Tennessee, that was acquired on August 1, 2011, and Gresham Smith LLC (“Gresham Smith”), located in Tulsa, Oklahoma and St. Louis, Missouri, that was acquired on October 1, 2011.

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

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs which represented 89.1% and 88.5% of total operating expenses for the years ended December 31, 2012 and 2011, respectively. Personnel costs increased $19.1 million during the year ended December 31, 2012 compared to the same period in 2011, and represented 79.1% and 78.4% of total operating expenses and 68.9% and 67.7% of revenue for the years ended December 31, 2012 and 2011, respectively. The increase was primarily due to investments in resources expected to enhance revenue growth at several units, including the addition of teams of professionals to enhance the Company’s state and local tax services and the forensic accounting practice, as well as a team of business development managers located throughout the country. These investments account for approximately $1.9 million of the increase in personnel costs. In addition to these investments, headcount at the units providing national services increased in response to the increase in demand. Included in the increase in personnel costs is the impact of the acquisitions of Thompson Dunavant and Gresham Smith, which accounted for approximately $6.8 million of the increase. Lastly, overall incentive compensation increased for the year ended December 31, 2012 compared to 2011. Occupancy costs are relatively fixed in nature and were $24.3 million for the year ended December 31, 2012 compared to $23.7 million for the same period in the prior year and were 5.9% and 6.1% of total revenue, respectively. Travel and related costs were $11.4 million for the year ended December 31, 2012 compared to $10.2 million in 2011, and represented 2.8% and 2.6% of total revenue, respectively. The increase in travel and related costs was due mostly to increased client development. Bad debt expense decreased $0.9 million for the year ended December 31, 2012 compared to the same period a year ago, and was 1.2% and 1.5% of revenue for the year ended December 31, 2012 and 2011, respectively.

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

The growth in revenue from acquisitions was provided by:

•	Multiple Benefits Services, an employee benefits business located in Atlanta, Georgia that was acquired on August 1, 2011;
•	PSA Insurance, a retirement advisory business located in Baltimore, Maryland that was acquired on November 1, 2011;
•	Advantage Benefit Planning, an employee benefits business located in Pleasantville, New Jersey that was acquired on December 30, 2011;
•	Meridian, a property and casualty insurance and employee benefits business headquartered in Boca Raton, Florida with an office in Atlanta, Georgia that was acquired on January 1, 2012;
•	Strategic Employee Benefit Services, an employee benefits client list in the Chicago, Illinois market that was acquired on February 1, 2012;
•	PCI, an employee benefits business located in Cranston, Rhode Island that was acquired on May 1, 2012;
•	Stoltz, a property and casualty insurance and employee benefits business headquartered in Midland, Texas that was acquired on July 1, 2012;
•	Trinity, a property and casualty insurance business located in Atlanta, Georgia that was acquired on September 1, 2012;
•	SEBS-Pruett, an employee benefits business headquartered in Nashville, Tennessee that was acquired on October 1, 2012;
•	Leavitt, an employee benefits business in the San Jose, California market that was acquired on November 1, 2012.

The largest components of operating expenses for the Employee Services group are personnel costs, which include commissions paid to third party brokers, and occupancy costs, representing 82.6% and 82.8% of total operating expenses for the years ended December 31, 2012 and 2011, respectively. Personnel costs increased approximately $7.7 million, primarily as a result of the acquired businesses. Personnel costs represented 63.1% and 64.2% of revenue for the years ended December 31, 2012 and 2011, respectively. Occupancy costs are relatively fixed in nature and were $10.7 million and $9.8 million for the years ended December 31, 2012 and 2011, respectively. The increase in occupancy costs was primarily due to business acquisitions.

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

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs, and travel and related costs representing 94.0% and 94.2% of total operating expenses for the years ended December 31, 2012 and 2011, respectively. Personnel costs increased $0.4 million for the year ended December 31, 2012 compared to the same period in 2011, and increased as a percentage of revenue to 80.6% of revenue for the year ended December 31, 2012 compared to 78.6% of revenue for the same period in 2011. The increase in personnel costs is due primarily to increases in wages for annual raises. Travel and related costs were consistent in both periods and were $0.4 million for the years ended December 31, 2012 and 2011. Occupancy costs are relatively fixed in nature and were $0.5 million for the years ended December 31, 2012 and 2011.

Financial Condition

Total assets were $897.5 million at December 31, 2013, a decrease of $72.7 million versus December 31, 2012. Current assets of $350.5 million exceeded current liabilities of $267.4 million by $83.1 million.

Cash and cash equivalents decreased by $0.1 million to $0.8 million at December 31, 2013 from $0.9 million at December 31, 2012. CBIZ historically maintains low cash levels and applies any available cash to pay down the outstanding debt balance. Restricted cash was $22.1 million at December 31, 2013, an increase of $2.5 million from $19.6 million at December 31, 2012. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority (“FINRA”) regulated businesses and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and cash payments.

Accounts receivable, net, were $143.1 million at December 31, 2013, an increase of $8.1 million from December 31, 2012, and days sales outstanding (“DSO”) from continuing operations were 74 days and 76 days at December 31, 2013 and December 31, 2012, respectively. DSO represents accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Deferred income taxes — current decreased by $3.3 million to $4.6 million at December 31, 2013 from $7.9 million at December 31, 2012. The decrease in the net deferred current asset was primarily due to a change in tax accounting method that accelerated the tax deduction for certain accrued expenses and the transfer of certain deferred tax liabilities from deferred income taxes — non-current to deferred income taxes — current.

Other current assets were $14.4 million and $10.9 million at December 31, 2013 and December 31, 2012, respectively. Other current assets are primarily comprised of prepaid assets, rent deposits, and notes receivable. Balances may fluctuate during the year based upon the timing of cash payments, amortization of prepaid expenses, and activity related to notes receivable.

Funds held for clients of $164.4 million and $154.4 million at December 31, 2013 and 2012, respectively, and client fund obligations of $164.3 million and $154.1 million at December 31, 2013 and 2012, respectively, primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to changes in the market value of the underlying investments. The nature of these accounts is further described in Note 1 of the accompanying consolidated financial statements.

Property and equipment, net, increased by $1.4 million to $19.2 million at December 31, 2013 from $17.8 million at December 31, 2012. The increase is the result of capital expenditures of $6.2 million partially offset by depreciation and amortization expense of $4.8 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net decreased by $0.5 million to $469.1 at December 31, 2013 from $469.6 at December 31, 2012. This decrease is the result of amortization expense of $14.1 million, offset by $9.6 million and $4.0 million of net additions to goodwill and intangible assets from acquisitions, respectively.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $52.0 million and $39.8 million at December 31, 2013 and December 31, 2012, respectively. The increase in assets of the deferred compensation plan of $12.2 million consisted of net participant contributions of $4.1 million and an increase in the fair value of the investments of $8.1 million for the year ended December 31, 2013. The plan is described in further detail in Note 13 of the accompanying consolidated financial statements.

The accounts payable balances of $37.5 million and $35.4 million at December 31, 2013 and December 31, 2012, respectively, reflect amounts due to suppliers and vendors. Balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $38.6 million and $34.9 million at December 31, 2013 and December 31, 2012, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Income taxes payable was $25 thousand and $1.4 million at December 31, 2013 and 2012, respectively, and was primarily due to timing differences between current income taxes expense and related tax payments.

Notes payable — current decreased by $3.9 million to $1.6 million at December 31, 2013 from $5.5 million at December 31, 2012. The decrease was primarily due to payments made to owners of businesses acquired by CBIZ as a result of purchase price adjustments and deferred payments in the amount of $5.0 million as well as guaranteed purchase price payments made of $0.5 million related to prior year business acquisitions. This decrease was partially offset due to long-term portions of notes related to guaranteed purchase price of $1.2 million being reclassified from non-current to current and new notes payable of $0.4 million resulting from businesses acquired in 2013.

Contingent purchase price liabilities (current and non-current) are comprised of purchase price liabilities that arise from business acquisitions. Contingent purchase price liabilities (current and non-current) decreased by $4.8 million to $25.2 million at December 31, 2013 from $30.0 million at December 31, 2012. The decrease in the contingent liability was due to payments of $11.5 million made during 2013, partially offset by an increase of $5.5 million from current year business acquisitions, adjustments to the fair value of the contingency purchase price liabilities of $1.1 million and $0.1 of net present value adjustments to the liabilities.

Other liabilities (current and non-current) decreased by $1.0 million to $23.5 million at December 31, 2013 from $24.5 million at December 31, 2012. The decrease is primarily attributable to the decrease of $1.6 million in unearned revenues due to the completion of performance of services, a decrease of $1.2 million of guaranteed purchase price related to business acquisitions, a decrease of $0.8 million to the self-funded health insurance accrual due to expected decreases in payments for claims not reported until after year end, a decrease of $0.4 million in the fair value adjustment related to the Company’s swap agreement and a decrease of $0.3 million in restructuring liabilities as a result of payments made. These decreases were partially offset by an increase of $2.7 million in accrued lease costs due to entering into new lease agreements related to recently acquired businesses and an increase of $0.8 million in legal reserves based on current claim activities.

CBIZ’s convertible notes are carried at face value less unamortized discount. The $2.8 million increase in the carrying value of the convertible notes at December 31, 2013 compared to December 31, 2012 represents the discount amortization on the 2010 Notes, which is recognized as non-cash interest expense in the consolidated statements of comprehensive income. The convertible notes are further described in Note 8 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility decreased $160.4 million to $48.5 million at December 31, 2013 from $208.9 million at December 31, 2012. This decrease was primarily attributable to using the proceeds from the sale of MMP to pay down outstanding debt.

Income taxes payable — non-current at December 31, 2013 and December 31, 2012 was $6.2 million and $4.0 million, respectively, and represents the accrual for uncertain tax positions. The increase of $2.2 million primarily relates to reserves for state income taxes. Income taxes are further discussed in Note 7 of the accompanying consolidated financial statements.

Stockholders’ equity increased by $79.2 million to $374.4 million at December 31, 2013 from $295.2 million at December 31, 2012. The increase in stockholders’ equity was primarily attributable to net income of $85.9 million, CBIZ’s stock award programs which contributed $17.7 million and the issuance of $2.1 million in common shares related to business acquisitions. These increases were partially offset by CBIZ’s repurchase of 3.9 shares at a cost of $25.7 million subject to the Westbury Agreement and the repurchase of 0.1 million shares at a cost of $0.8 million related to shares repurchased in conjunction with the settlement of restricted stock transactions.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility and $130 million in 2010 Notes.

CBIZ maintains a $275 million unsecured credit facility with Bank of America as agent bank for a group of seven participating banks. The credit facility also has a letter of credit sub-facility. On April 11, 2011, the credit facility was amended to extend the maturity date one year to June 2015, reduce interest on outstanding balances, reduce commitment fees on the unused borrowing limit, and adjust the leverage ratio limits to provide CBIZ with more flexibility. On August 30, 2012, the credit facility was further amended to modify the senior and total leverage requirements and provide a temporary increase in the leverage ratios for twelve months, at which time the leverage ratios will step down to the leverage schedule prescribed by the 2011 amendment. The purpose of the amendment was to provide additional flexibility to support CBIZ’s strategic acquisitions. At December 31, 2013, CBIZ had $48.5 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $4.4 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $99.8 million at December 31, 2013. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital requirements.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of December 31, 2013. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.

The 2010 Notes were issued to qualified institutional buyers on September 27, 2010 and mature on October 1, 2015. The holders of the 2010 Notes may convert their 2010 Notes any time on or after July 31, 2015.

Concurrent with the closing of the 2010 Notes, a portion of the proceeds was used to repurchase $60 million of the $100 million outstanding 2006 Notes through privately negotiated transactions. During 2011, an additional $39.3 million of the 2006 Notes were repurchased, which leaves a remaining balance of $750,000 of 2006 Notes outstanding at December 31, 2013. See Note 8 to the accompanying financial statements for further discussion of CBIZ’s debt instruments.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering equity securities or debt through public or private markets.

Sources and Uses of Cash

As a result of the classification of MMP as a discontinued operation and the subsequent sale of MMP in 2013, the Consolidated Statement of Cash Flows has been restated to reflect the net income from MMP operations as an adjustment to reconcile net income to net cash provided by operating activities. In addition, the cash flows from MMP operations are reflected in a separate line item within the operating and investing sections of the Consolidated Statements of Cash Flows.

Included in cash flows used in operating activities for the year ended December 31, 2013 was cash paid for taxes of $47.5 million related to the gain on sale of MMP. Cash flows provided by operating activities from continuing operations were $41.5 million, $39.5 million and $42.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes cash flows from operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Total cash provided by (used in):
Operating activities	$(1,518)	$54,048	$58,174
Investing activities	174,992	(104,315)	(55,572)
Financing activities	(173,602)	49,553	(1,713)

(Decrease) increase in cash and cash equivalents	$(128)	$(714)	$889

Operating Activities

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ typically experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash is followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters. Non-cash adjustments to net income mentioned below mainly consist of depreciation of fixed assets, amortization of intangible assets including client lists and non-compete agreements, amortization of the discount on convertible notes and deferred financing fees, provision for bad debts, adjustments to contingent purchase price liabilities, deferred income tax expense and stock-based compensation expense.

During the year ended December 31, 2013, net cash used in operating activities was $1.5 million and primarily consisted of net gains on the sale of operations and the discontinued operations transactions totaling $61.0 million and negative changes in working capital of $17.7 million. These uses were offset by net income of $85.9 million and non-cash adjustments to net income of $34.3 million. Net gains on the sale of operations and discontinued operations primarily result from the sale of MMP. Working capital use of cash primarily resulted from an increase in accounts receivable due to the growth in revenue. Cash used in discontinued operations was $43.0 million, which included $47.5 million cash paid for income taxes related to the gain on sale of MMP.

During the year ended December 31, 2012, net cash provided by operating activities was $54.0 million and primarily consisted of net income of $31.1 million and non-cash adjustments to net income of $29.6 million, partially offset by net gains on the sale of operations and the discontinued operations transactions totaling $11.2 million and negative changes in working capital of $10.1 million. Working capital resulted in a use of cash primarily from an increase in accounts receivable due to an increase in revenue resulting from the fourth quarter business acquisitions. Other impacts to the change in working capital include an increase in accounts payable due to increased activity from the acquisitions and the ongoing effort to manage payables, the increase in accrued compensation incentive accruals and the increase in income taxes payable due to the timing of tax payments. Cash provided by discontinued operations was $14.5 million.

During the year ended December 31, 2011, net cash provided by operating activities was $58.2 million and primarily consisted of net income of $28.0 million and non-cash adjustments to net income of $27.0 million. Partially offsetting these sources of cash were a net gain on the sale of operations and discontinued operations transactions totaling $11.8 million and net changes in working capital of $0.4 million. Cash provided by discontinued operations was $15.4 million.

Investing Activities

CBIZ’s investing activities typically result in a net use of cash, and generally consist of payments for business acquisitions and client lists, contingent payments associated with business acquisitions that occurred prior to 2009, purchases of capital equipment, net activity related to funds held for clients, and proceeds received from sales of divestitures and discontinued operations. Capital expenditures consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.

Cash provided by investing activities for the year ended December 31, 2013 primarily consisted of $200.9 million from proceeds from the sale of divested and discontinued operations (primarily the sale of MMP) and $0.5 million from net additions to notes receivable resulting from acquisition activities in 2013 and from the sale of MMP. Cash provided by investing activities was partially offset by $9.7 million of net cash used for business acquisitions and contingent payments on prior acquisitions, net activity related to funds held for clients of $10.2 million and capital expenditures of $6.2 million. Cash used in discontinued operations was $0.3 million.

Investing uses of cash during the year ended December 31, 2012 primarily consisted of $88.3 million of net cash used for business acquisitions and contingent payments on prior acquisitions, net activity related to funds held for clients of $5.1 million, capital expenditures of $2.4 million, and additions to notes receivable of $3.4 million relating to acquisition activities. These uses of cash were partially offset by $1.5 million of proceeds from the sale of divested and discontinued operations. Cash used in discontinued operations was $6.7 million.

Investing uses of cash during the year ended December 31, 2011 primarily consisted of $27.4 million of net cash used for business acquisitions and contingent payments on prior acquisitions, net activity related to funds held for clients of $24.9 million, and capital expenditures of $3.9 million. These uses of cash were partially offset by $1.0 million of proceeds from the sale of divested and discontinued operations. Cash used in discontinued operations was $0.4 million.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, payments of contingent consideration on business acquisitions, net change in client fund obligations, and proceeds from the exercise of stock options.

Net cash used in financing activities during the year ended December 31, 2013 included $160.4 million used to pay down the credit facility, $26.5 million used to repurchase shares of CBIZ common stock, $10.4 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions and $0.6 million in payments on notes payable. These uses of cash were partially offset by $14.0 million in proceeds from the exercise of stock options and a $10.2 million net change in client fund obligations as a result of timing of cash received and payments made.

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

Obligations and Commitments

CBIZ’s aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Convertible notes(1)	$130,750	$—	$130,000	$750	$—	$—	$—
Interest on convertible notes	12,736	6,362	6,362	12	—	—	—
Credit facility(2)	48,500	—	48,500	—	—	—	—
Income taxes payable	6,179	25	6,154	—	—	—	—
Notes payable	1,602	1,602	—	—	—	—	—
Contingent purchase price liabilities(3)	25,196	12,243	9,623	3,235	95	—	—
Restructuring lease obligations(4)	4,534	1,201	1,239	1,135	451	467	41
Non-cancelable operating lease obligations(4)	152,619	30,738	28,717	27,009	21,948	17,075	27,132
Letters of credit in lieu of cash security deposits	2,516	295	—	834	—	1,387	—
Performance guarantees for non-consolidated affiliates	1,934	1,934	—	—	—	—	—
License bonds and other letters of credit	2,402	2,253	131	8	10	—	—

Total	$388,968	$56,653	$230,726	$32,983	$22,504	$18,929	$27,173

(1)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015 and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of the convertible notes on June 1, 2016 and can be redeemed by the Company at anytime.

(2)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(3)	Represents contingent earnout liability that is expected to be paid over the next four years to businesses CBIZ acquired on or after January 1, 2009.

(4)	Excludes cash expected to be received under subleases.

The above table does not reflect $5.5 million of unrecognized tax benefits, which the Company has recorded for uncertain tax positions as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.

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

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an ASA. Potential obligations under the guarantees totaled $1.9 million at December 31, 2013 and 2012. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits. Letters of credit totaled $2.5 million at December 31, 2013 and 2012. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.4 million and $2.7 million at December 31, 2013 and 2012, respectively.

CBIZ has various agreements under which the Company may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2013, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Interest Rate Risk Management

CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At December 31, 2013 and 2012, CBIZ had a total of $40.0 million notional amount of interest rate swaps, of which $15 million will expire in June 2014 and the remaining $25 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

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

During the fourth quarter of 2013 and 2012, CBIZ applied the principles as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 “Intangibles — Goodwill and Other” in order to complete its goodwill impairment tests. CBIZ based its goodwill impairment testing on a qualitative assessment for each of its reporting units that carried a goodwill balance. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, the Company’s weighted average cost of capital, changes in management and key personnel, the price of the Company’s common stock, as well as other drivers of a fair value analysis. As part of the qualitative analysis, many estimates and assumptions were made that related to future economic trends, client behaviors, and other factors, all of which are beyond the control of management. As a result of the Company’s qualitative assessment, it was concluded that it was more-likely-than-not that the fair value of each of its reporting units was greater than its carrying value.

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

New Accounting Pronouncements

In July 2013, the FASB issue Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”) “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward. The exception to this treatment is as follows: to the extent an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or if the entity is not required to use and does not intend to use the deferred tax asset, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 will not require any additional recurring disclosures. ASU 2013-11 will be effective for the reporting periods beginning after December 15, 2013. CBIZ is currently evaluating the impact of adopting ASU 2013-11, but currently believes there will be no significant impact on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at December 31, 2013 was $48.5 million, of which only $8.5 million is subject to rate risk as $40.0 million is subject to CBIZ’s interest rate swap. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2013, interest expense would increase or decrease approximately $0.1 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At December 31, 2013, CBIZ had a total of $40.0 million notional amount of interest rate swaps, of which $15 million will expire in June 2014 and the remaining $25 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. See Note 5 to the accompanying consolidated financial statements for further discussion regarding interest rate swaps.

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

Item 8.    Financial Statements and Supplementary Data.

The Financial Statements, together with the notes thereto and the reports of KPMG LLP dated March 14, 2014 thereon, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item 15(a) hereof and are incorporated herein by reference.

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

There were no changes in the Company’s Internal Controls that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, CBIZ’s Internal Controls.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of management, including the Company’s CEO and CFO, CBIZ conducted an evaluation of its internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, the Company’s management has concluded that CBIZ’s internal control over financial reporting was effective as of December 31, 2013.

CBIZ’s independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of CBIZ’s internal control over financial reporting which appears in Item 8 of this Annual Report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2014 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

CBIZ has adopted a Code of Professional Conduct and Ethics Guide that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. CBIZ’s Code of Professional Conduct and Ethics Guide is available on the investor information page of CBIZ’s website, located at http://www.cbiz.com, and in print to any shareholder who requests them. Any waiver or amendment to the code will be posted on CBIZ’s website.

Executive Officers, Directors and Key Employees of the Registrant:

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

Name	Age	Position(s)
Executive Officers and Directors:
Steven L. Gerard(1)	68	Chairman and Chief Executive Officer
Rick L. Burdick(1)	62	Lead Director and Vice Chairman
Michael H. DeGroote	53	Director
Joseph S. DiMartino(3)(4)	70	Director
Richard C. Rochon(2)(3)(4)	56	Director
Todd J. Slotkin(2)(3)(4)	60	Director
Donald V. Weir(2)(3)	72	Director
Benaree Pratt Wiley(3)(4)	67	Director
Jerome P. Grisko, Jr.(1)	52	President and Chief Operating Officer
Ware H. Grove	63	Senior Vice President and Chief Financial Officer
Michael W. Gleespen	55	Secretary and General Counsel
Other Key Employees:
Chris Spurio	48	President, Financial Services
Robert A. O’Byrne	57	President, Employee Services
David J. Sibits	62	Senior Vice President, Strategic Development
Michael P. Kouzelos	45	Senior Vice President, Strategic Initiatives
George A. Dufour	67	Senior Vice President and Chief Technology Officer
Mark M. Waxman	57	Senior Vice President and Chief Marketing Officer
Teresa E. Bur	49	Senior Vice President, Human Resources
Kelly J. Marek	43	Treasurer
Andrew K. Dambrosio	56	Controller

(1)	Member of Executive Management Committee

(2)	Member of Audit Committee

(3)	Member of Nominating & Governance Committee

(4)	Member of Compensation Committee

Steven L. Gerard was elected by the Board to serve as its Chairman in October, 2002. He was appointed Chief Executive Officer and Director in October 2000. Mr. Gerard was Chairman and CEO of Great Point Capital, Inc., a provider of operational and advisory services from 1997 to October 2000. From 1991 to 1997, he was Chairman and CEO of Triangle Wire & Cable, Inc. and its successor Ocean View Capital, Inc. Mr. Gerard’s prior experience includes 16 years with Citibank, N.A. in various senior corporate finance and banking positions. Further, Mr. Gerard served seven years with the American Stock Exchange, where he last served as Vice President of the Securities Division. Mr. Gerard also serves on the Boards of Directors of Lennar Corporation and Joy Global, Inc.

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

Michael H. DeGroote, son of CBIZ founder Michael G. DeGroote, was appointed a Director of CBIZ in November 2006. Mr. DeGroote currently serves as President of Westbury International, a full-service real estate development company, specializing in commercial/industrial land, residential development and property management. Prior to joining Westbury, Mr. DeGroote was Vice President of MGD Holdings and previously held a management position with Cooper Corporation, and previously served on the Board of Directors of Progressive Waste Solutions Ltd. He also serves on the Board of Governors of McMaster University in Hamilton, Ontario.

Joseph S. DiMartino has served as a Director of CBIZ since November 1997, when he was elected as an independent director. Mr. DiMartino has been Chairman of the Boards of the funds in The Dreyfus Family of Funds since January 1995. Mr. DiMartino served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994 and also served as a director of Mellon Bank Corporation. Mr. DiMartino served on the Boards of SunAir Services Corp., LEVCOR International, Inc., The Newark Group and the Muscular Dystrophy Association.

Richard C. Rochon has served as a Director of CBIZ since October 1996, when he was elected as an independent director. Mr. Rochon is Chairman and Chief Executive Officer of Royal Palm Capital Management, a private investment and management firm that he founded in March 2002. From 1985 to February 2002 Mr. Rochon served in various capacities with Huizenga Holdings, Inc., a management and holding company owned by H. Wayne Huizenga, where he last served as President. Mr. Rochon has also served as a director of Devcon International, a provider of electronic security services, from July 2004 until September 2009. Additionally, Mr. Rochon had been a director of SunAir Services Corp., a provider of pest-control and lawn care services from February 2005 until December 2009. Mr. Rochon was also a director of Bancshares of Florida, a full-service commercial bank from 2002 through February 2007. Mr. Rochon was Chairman and CEO of Coconut Palm Acquisition Corp., a newly organized blank check company from September 2005 through June 2007. Mr. Rochon was also employed as a certified public accountant by the public accounting firm of Coopers and Lybrand from 1979 to 1985. Mr. Rochon received his B.S. in accounting from Binghamton University in 1979 and Certified Public Accounting designation in 1981.

Todd J. Slotkin has served as a Director of CBIZ since September 2003, when he was elected as an independent director. Mr. Slotkin is an independent director of the Apollo Closed End Fund Complex (Apollo Floating Rate Fund, Apollo Tactical Income Fund). In 2011, Mr. Slotkin was appointed the Managing Partner of Newton Pointe LLC, an advisory firm, a position he also held during the period 2007-2008. Mr. Slotkin served on the Board of Martha Stewart Living Omnimedia from 2008 to 2012, and was head of its Audit Committee and Special Committee. Between 2008 and 2010, Mr. Slotkin was a Senior Managing Director of Irving Place Capital. From 2006 to 2007 Mr. Slotkin served as a Managing Director of Natixis Capital Markets. From 1992 to 2006, Mr. Slotkin served as a SVP (1992-1998) and EVP and Chief Financial Officer (1998-2006) of MacAndrews & Forbes Holdings Inc. Additionally, he was the EVP and CFO of publicly owned M&F

Worldwide (1998-2006). Prior to 1992, Mr. Slotkin spent 17 years with Citigroup, ultimately serving as Senior Managing Director and Senior Credit Officer. Mr. Slotkin is Chairman, Director and co-founder of the Food Allergy Research & Education, Inc., formerly known as the Food Allergy Initiative.

Donald V. Weir has served as a Director of CBIZ since September 2003, when he was elected as an independent director. Mr. Weir is Vice President of Private Equity for Sanders Morris Harris Group Inc. (“SMHG”) and has been with SMHG for the past thirteen years. Prior to this Mr. Weir was CFO and director of publicly-held Deeptech International and two of its subsidiaries, Tatham Offshore and Leviathan Gas Pipeline Company, both of which were publicly-held companies. Prior to his employment with Deeptech, Mr. Weir worked for eight years with Sugar Bowl Gas Corporation, as Controller and Treasurer and later in a consulting capacity. Mr. Weir was associated with Price Waterhouse, an international accounting firm, from 1966 to 1979.

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

Other Key Employees:

Chris Spurio was appointed Senior Vice President of CBIZ and President of CBIZ’s Financial Services practice group, effective January 1, 2014. Mr. Spurio joined CBIZ in January 1998 and served as Corporate Controller until July 1999. He then served as Vice President of Finance from July 1999 until September 2008. Mr. Spurio served as Executive Managing Director of the Financial Services Group’s Midwest Region from September 2008 through March 2010, and as the Group’s Chief Operating Officer from March 2010 through December 2013. Mr. Spurio was associated with KPMG LLP, an international accounting firm, from July 1988 to January 1998. Mr. Spurio is a CPA, CGMA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

Robert A. O’Byrne has served as Senior Vice President of CBIZ and President of CBIZ’s Employee Services practice group since December 1998. Mr. O’Byrne served as President and Chief Executive Officer of employee benefits brokerage/consulting firms Robert D. O’Byrne and Associates, Inc. and The Grant Nelson Group, Inc. prior to their acquisition by CBIZ in December 1997. Mr. O’Byrne has more than 35 years of experience in the insurance and benefits consulting field.

David J. Sibits was appointed Senior Vice President, Strategic Development of CBIZ’s Financial Services practice group, effective January 1, 2014. From 2007 through 2013, Mr. Sibits served as President of the Financial Services Group. Prior to joining CBIZ in May 2007, Mr. Sibits was Executive Managing Director of RSM McGladrey’s Ohio region from 2005 to 2007. Prior to RSM McGladrey’s acquisition of American Express Tax and Business Services (“TBS”), he was the Executive Managing Director of the TBS Eastern Region, which included 35 offices in 13 states. Mr. Sibits was an integral member of the TBS senior leadership team and worked with his colleagues at RSM McGladrey to ensure a smooth integration with TBS. Mr. Sibits was also the Managing Shareholder of Hausser & Taylor LLC from 1992 to January 2004.

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

George A. Dufour was appointed Senior Vice President and Chief Technology Officer in July 2001. Prior to joining CBIZ, Mr. Dufour served as Corporate Director of Information Access Services for University Hospitals Health Systems (“UHHS”), where he achieved substantial cost savings by consolidating information systems resources throughout the health system. Prior to joining UHHS in 1999, Mr. Dufour served as Vice President and CIO for Akron General Health Systems. From 1986 through 1994, Mr. Dufour was with Blue Cross/Blue Shield of Ohio (“BCBSO”) and served most recently there as Director of Information Systems Development. Mr. Dufour also served as Vice President of Management Information Systems (“MIS”) for Mutual Health Services, a subsidiary of BCBSO. Prior to BCBSO, Mr. Dufour was the Director of MIS for the Automotive Aftermarket Division of the Sherwin Williams Company. Mr. Dufour commenced his career in information technology, which includes tenures at Cook United, Cole National Corporation, General Tire & Rubber, Picker Corporation, and the Institute of Computer Management, a division of Litton Industries. Mr. Dufour is a member of the northeast Ohio chapter of Society for Information Management, a member of the Large Agent Roundtable for Technology (LART) and the National Information Technology Alliance for Professional Services firms. Mr. Dufour is a past board member and Chairman of the Board of Directors of the Information Technology Alliance, is an advisory member for the Northeast Ohio CIO Symposium, a member of the Technology Advisory Committee for the Cleveland Sight Center, a member of the Tri C Economic Development Employer Board and an advisory member of the Cleveland CIO Forum and Executive IT Summit. Mr. Dufour was awarded the 2007 Northeast Ohio CIO of the Year award from the Northeast Ohio Software Association. Mr. Dufour earned his MBA from Baldwin Wallace College.

Mark M. Waxman has served as Chief Marketing Officer since 2001. Mr. Waxman has over twenty-five years experience in marketing and branding. Prior to joining CBIZ, he was CEO/Creative Director of one of Silicon Valley’s most well-known advertising agencies, Carter Waxman. He was also a founding partner of

SK Consulting (acquired by CBIZ in 1998) providing strategic marketing and branding services to a wide range of companies and industries. Mr. Waxman has been a featured marketing columnist and contributor to many business and trade publications, and currently serves on the Advisory Board of several Silicon Valley start ups. He currently serves on the Board of Trustees of Silicon Valley Creates and the West Valley Mission Foundation, and has served as the Chairman of the Board of for the Silicon Valley Chamber of Commerce, Artsopolis.com, and The San Jose Repertory Theatre.

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

Kelly J. Marek joined CBIZ in December 1998 and was appointed Corporate Treasurer in April 2005. Mrs. Marek served as Corporate Controller from July 1999 through March 2005, and as Manager of External Reporting from December 1998 to June 1999. Prior to joining CBIZ, Mrs. Marek was associated with KPMG LLP, an international accounting firm, from 1992 to December 1998, serving as a Senior Manager of such firm from July 1998 to December 1998. Mrs. Marek is a CPA (inactive) and a member of the American Institute of Certified Public Accountants, the Ohio Society of Certified Public Accountants and the Association for Financial Professionals. Mrs. Marek held several leadership roles for the Northeastern Ohio Treasury Management Association (“NEOTMA”) including President, Vice President, and member of the Board of Trustees from 2010 through 2013.

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

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2014 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2014 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2014 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

In connection with these independence determinations, the Nominating and Governance Committee and the Board of Directors considered all of the relationships between each director and CBIZ, and in particular the following relationships:

•

Rick L. Burdick, a Director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). Akin Gump performed legal work for CBIZ during 2013, 2012 and 2011 for which the firm received approximately $0.4 million, $0.2 million and $0.5 million, respectively, from CBIZ. The Nominating and Governance Committee and the Board of Directors have determined that Mr. Burdick should be considered an “independent director” under the meaning of the NYSE rules, since the amounts paid to the law firm of Akin Gump for legal representation of CBIZ throughout 2013 were not collectively significant under the NYSE rules governing director independence.

•

The Committee and the Board determined that Michael H. DeGroote should not be considered an “independent director” under the meaning of the NYSE rules, primarily in light of his relationship to a significant stockholder of the Company. Mr. DeGroote is the son of Michael G. DeGroote, the beneficiary of a trust which is the largest single stockholder for the purposes of determining independence. He is also an officer or director of various privately held companies that obtain several types of insurance coverage through a CBIZ subsidiary. The commissions paid to CBIZ were approximately $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•

Richard C. Rochon, a Director of CBIZ, is an officer or director of, or holds or controls a significant but not controlling interest in, various entities which obtained business advisory and tax services provided by a CBIZ subsidiary. The fees paid to this subsidiary totaled approximately $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Nominating and Governance Committee and the Board of Directors determined that Mr. Rochon should be considered an “independent director” since the amounts paid were not collectively significant under the NYSE rules governing director independence.

Pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest shareholder at that time, Westbury, a company organized by CBIZ founder Michael G. DeGroote, CBIZ purchased 7,716,669 shares of CBIZ’s common stock at $6.25 per share for a total cost of approximately $48.5 million. Pursuant to the Westbury Agreement, CBIZ also purchased an option for $5.0 million to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constituted the remaining shares of CBIZ’s common stock held by Westbury. On August 30, 2013, CBIZ repurchased 3.85 million shares from Westbury, which was 50% of Westbury’s then current holdings of the Company’s common stock, at a price of $6.65 per share, which represented the 60-day moving average share price at July 1, 2013. The total cost of this repurchase was $25.7 million. The option to repurchase shares from Westbury expired on September 30, 2013.

A number of the businesses acquired by CBIZ are located in properties that are indirectly owned by persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $2.1 million, $2.0 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, under such leases which management believes were at market rates.

CBIZ maintains joint-referral relationships and ASAs with independent licensed CPA firms under which CBIZ provides administrative services in exchange for a fee. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries and provide audit and attest services to clients including CBIZ’s clients. The CPA firms with which CBIZ maintains administrative service agreements operate as limited liability companies or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the ASAs nor the providing of services there under is intended to constitute control of the CPA firms by CBIZ. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and CBIZ does not believe that its arrangements with these CPA firms should result in additional risk of loss.

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $1.9 million as of December 31, 2013 and 2012. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

Item 14.	Principal Accounting Fees and Services.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2014 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

Exhibit No.	Description

2.1	Purchase Agreement, dated November 24, 2008, among CBIZ, Inc., CBIZ Accounting Tax & Advisory of New York, LLC, Mahoney Cohen & Company, CPA, P.C., Mahoney Cohen Consulting Corp., Mahoney Cohen Family Office Services LLC and the members of Mahoney Cohen Family Office Services LLC (filed as Exhibit 2.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 25, 2008, and incorporated herein by reference).

2.2	Stock Purchase Agreement dated July 26, 2013, among CBIZ Operations, Inc. and Zotec Partners, LLC (filed as Exhibit 2.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated August 1, 2013, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 0-25890, and incorporated herein by reference).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated October 17, 1996 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-25890, dated March 31, 1997, and incorporated herein by reference).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company effective December 23, 1997 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-25890, dated February 18, 1998, and incorporated herein by reference).

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company dated September 10, 1998 (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-25890, dated March 4, 1999, and incorporated herein by reference).

Exhibit No.	Description

3.5	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-25890, dated March 16, 2006, and incorporated herein by reference).

3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10, File No. 000-25890, and incorporated herein by reference).

3.7	Amendment to Amended and Restated Bylaws of the Company dated November 1, 2007 (filed as Exhibit 3.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 1, 2007, and incorporated herein by reference).

4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 1998, File No. 000-25890, dated March 4, 1999, and incorporated herein by reference).

4.2	Employee Stock Investment Plan (filed as Exhibit 4.4 to the Company’s Report on Form S-8, File No. 000-333-62148, dated June 1, 2001, and incorporated herein by reference).

4.3	Indenture, dated as of May 30, 2006, between CBIZ, Inc. and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K, File No. 000-25890, dated May 30, 2006, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of May 30, 2006, between CBIZ, Inc. and Banc of America Securities, LLC (filed as Exhibit 4.2 to the Company’s Report on Form 8-K, File No. 000-25890, dated May 30, 2006, and incorporated herein by reference).

4.5	Indenture, dated as of September 27, 2010, between CBIZ, Inc. and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K, File No. 0001-32961, dated September 27, 2010, and incorporated herein by reference).

10.1†	2002 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, File No. 000-25890, dated April 1, 2002, and incorporated herein by reference).

10.2†	Severance Protection Agreement by and between the Company and Jerome P. Grisko, Jr. (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-25890, dated April 2, 2001, and incorporated herein by reference).

10.3†	Employment Agreement by and between the Company and Ware H. Grove (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-25890, dated April 2, 2001, and incorporated herein by reference).

10.4†	First Amended and Restated Employment Agreement by and between the Company and Steven L. Gerard dated March 22, 2007 (filed as Exhibit 99.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated March 23, 2007, and incorporated herein by reference).

10.5†	Employment Agreement by and between the Company and David J. Sibits, dated April 17, 2007 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-32961, dated March 17, 2008, and incorporated herein by reference).

10.6	Credit agreement dated as of June 4, 2010 by and among CBIZ, Inc., Bank of America, N.A., as agent, lender, issuing band and swing line bank, and the other financial institutions from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated June 10, 2010, and incorporated herein by reference).

Exhibit No.	Description

10.7	Stock and Option Purchase Agreement dated September 14, 2010, by and among Westbury (Bermuda) Ltd., Westbury Trust, Michael G. DeGroote, and CBIZ, Inc. (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 17, 2010, and incorporated herein by reference).

10.8	First Amendment to Credit Agreement, dated as of September 14, 2010, by and among CBIZ, Inc., the Guarantors (as defined in the Credit Agreement), the several financial institutions from time to time party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 17, 2010, and incorporated herein by reference).

10.9	Purchase Agreement, dated as of September 21, 2010, between CBIZ, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers named in Schedule A thereto (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 27, 2010, and incorporated herein by reference).

10.10†	Amended Employment Agreement by and between the Company and Ware H. Grove, dated November 22, 2010 (filed as Exhibit 99.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 24, 2010, and incorporated herein by reference).

10.11	Second Amendment to the Credit Agreement, dated as of April 11, 2011, by and among CBIZ, Inc., Bank of America, N.A., as administrative agent, and the other financial institutions from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 13, 2011, and incorporated herein by reference).

10.12†	CBIZ, Inc. 2002 Amended and Restated Stock Incentive Plan (Amended and Restated as of May 12, 2011), (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated August 9, 2011, and incorporated herein by reference).

10.13	Third Amendment to the Credit Agreement, dated as of August 30, 2012, by and among CBIZ, Inc., the Guarantors (as defined in the Credit Agreement), the several financial institutions from time to time party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, filed with the SEC on September 4, 2012, and incorporated herein by reference).

10.14	Stock Purchase Agreement, dated July 26, 2013, among CBIZ, Inc., Westbury (Bermuda) Ltd., Westbury Trust, and Michael G. DeGroote (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated August 1, 2013, and incorporated herein by reference).

21.1*	List of Subsidiaries of CBIZ, Inc.

23*	Consent of KPMG LLP

24*	Powers of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101*	The following materials from CBIZ, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Balance Sheets at December 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.

**	Indicates documents furnished herewith.

†	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBIZ, INC. (REGISTRANT)

By	/s/ WARE H. GROVE
Ware H. Grove Chief Financial Officer March 14, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

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

/s/ BENAREE PRATT WILEY Benaree Pratt Wiley Director

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CBIZ, Inc.:

We have audited CBIZ, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CBIZ, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Cleveland, Ohio

March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CBIZ, Inc.:

We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013 as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Cleveland, Ohio

March 14, 2014

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(In thousands, except per share data)

	2013	2012
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$771	$899
Restricted cash	22,112	19,627
Accounts receivable, net	143,107	134,979
Deferred income taxes — current, net	4,640	7,862
Other current assets	14,364	10,934
Assets of discontinued operations	1,092	105,126

Current assets before funds held for clients	186,086	279,427
Funds held for clients	164,389	154,447

Total current assets	350,475	433,874
Property and equipment, net	19,167	17,783
Goodwill and other intangible assets, net	469,083	469,571
Assets of deferred compensation plan	51,953	39,779
Deferred income taxes — non-current, net	542	621
Other assets	6,238	8,563

Total assets	$897,458	$970,191

LIABILITIES
Current liabilities:
Accounts payable	$37,529	$35,384
Income taxes payable	25	1,372
Accrued personnel costs	38,568	34,855
Notes payable — current	1,602	5,464
Contingent purchase price liability — current	12,243	12,844
Other current liabilities	12,766	14,880
Liabilities of discontinued operations	370	14,181

Current liabilities before client fund obligations	103,103	118,980
Client fund obligations	164,311	154,119

Total current liabilities	267,414	273,099
Convertible notes, net	125,256	122,416
Bank debt	48,500	208,900
Income taxes payable — non-current	6,154	4,009
Deferred compensation plan obligations	51,953	39,779
Contingent purchase price liability — non-current	12,953	17,168
Other non-current liabilities	10,782	9,588

Total liabilities	523,012	674,959

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 114,957 and 112,374; shares outstanding 48,964 and 50,365	1,149	1,124
Additional paid-in capital	580,576	560,810
Retained earnings	190,994	105,131
Treasury stock, 65,993 and 62,009 shares	(397,548)	(371,080)
Accumulated other comprehensive loss	(725)	(753)

Total stockholders’ equity	374,446	295,232

Total liabilities and stockholders’ equity	$897,458	$970,191

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands, except per share data)

	2013	2012	2011
Revenue	$692,033	$626,538	$591,270
Operating expenses	608,730	555,486	518,528

Gross margin	83,303	71,052	72,742
Corporate general and administrative expenses	34,398	30,210	31,533

Operating income	48,905	40,842	41,209
Other income (expense):
Interest expense	(15,374)	(14,999)	(16,047)
Gain on sale of operations, net	79	2,766	2,920
Other income, net	7,817	8,214	3,201

Total other expense, net	(7,478)	(4,019)	(9,926)

Income from continuing operations before income tax expense	41,427	36,823	31,283
Income tax expense	16,438	14,071	12,144

Income from continuing operations	24,989	22,752	19,139
Income from operations of discontinued operations, net of tax	2,538	8,304	8,854
Gain on disposal of discontinued operations, net of tax	58,336	90	14

Net income	$85,863	$31,146	$28,007

Earnings per share:
Basic:
Continuing operations	$0.51	$0.46	$0.39
Discontinued operations	1.26	0.17	0.18

Net income	$1.77	$0.63	$0.57

Diluted:
Continuing operations	$0.51	$0.46	$0.39
Discontinued operations	1.24	0.17	0.17

Net income	$1.75	$0.63	$0.56

Basic weighted average common shares outstanding	48,632	49,002	49,328

Diluted weighted average common shares outstanding	49,141	49,252	49,599

Comprehensive income:
Net income	$85,863	$31,146	$28,007
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities, net of income taxes	(142)	181	638

Net unrealized gain (loss) on interest rate swaps, net of income taxes	230	(93)	(412)

Foreign currency translation	(60)	(62)	(65)

Total other comprehensive income	28	26	161

Total comprehensive income	$85,891	$31,172	$28,168

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Issued Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2010	109,626	$1,096	$539,389	$45,978	59,578	$(355,851)	$(940)	$229,672

Net income	—	—	—	28,007	—	—	—	28,007
Other comprehensive income							161	161
Share repurchases	—	—	—	—	1,446	(9,513)	—	(9,513)
Restricted stock	483	6	(6)	—	—	—	—	—
Stock options exercised	220	2	766	—	—	—	—	768
Share-based compensation	—	—	5,954	—	—	—	—	5,954
Tax benefit from employee share plans	—	—	76	—	—	—	—	76
Business acquisitions	731	7	5,026	—	—	—	—	5,033

December 31, 2011	111,060	$1,111	$551,205	$73,985	61,024	$(365,364)	$(779)	$260,158

Net income	—	—	—	31,146	—	—	—	31,146
Other comprehensive income							26	26
Share repurchases	—	—	—	—	985	(5,716)	—	(5,716)
Restricted stock	489	5	(5)	—	—	—	—	—
Share-based compensation	—	—	5,888	—	—	—	—	5,888
Tax expense from employee share plans	—	—	(1,057)	—	—	—	—	(1,057)
Business acquisitions	825	8	4,779	—	—	—	—	4,787

December 31, 2012	112,374	$1,124	$560,810	$105,131	62,009	$(371,080)	$(753)	$295,232

Net income	—	—	—	85,863	—	—	—	85,863
Other comprehensive income							28	28
Share repurchases	—	—	—	—	3,984	(26,468)	—	(26,468)
Restricted stock	438	4	(4)	—	—	—	—	—
Stock options exercised	1,846	18	13,958	—	—	—	—	13,976
Share-based compensation	—	—	5,655	—	—	—	—	5,655
Tax expense from employee share plans	—	—	(1,913)	—	—	—	—	(1,913)
Business acquisitions	299	3	2,070	—	—	—	—	2,073

December 31, 2013	114,957	$1,149	$580,576	$190,994	65,993	$(397,548)	$(725)	$374,446

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$85,863	$31,146	$28,007
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain from discontinued operations activities, net of tax	(60,874)	(8,394)	(8,868)
Gain on sale of operations, net	(79)	(2,766)	(2,920)
Depreciation and amortization expense	18,884	16,734	15,326
Amortization of discount on notes and deferred financing costs	4,568	4,227	4,820
Amortization of discount on contingent earnout liability	106	181	186
Provision for credit losses and bad debt, net of recoveries	4,430	5,117	6,572
Adjustment to contingent earnout liability	1,102	(1,135)	(3,479)
Deferred income taxes	(416)	(1,376)	(2,225)
Employee stock awards	5,655	5,888	5,954
Excess tax benefits from share based payment arrangements	(53)	—	(171)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(2,507)	518	333
Accounts receivable, net	(11,116)	(15,431)	(1,865)
Other assets	(3,113)	(5,982)	187
Accounts payable	1,174	4,407	3,419
Income taxes payable	(273)	4,786	(1,176)
Accrued personnel costs	3,447	5,045	(108)
Other liabilities	(5,312)	(3,433)	(1,223)

Net cash provided by continuing operations	41,486	39,532	42,769
Operating cash flows (used in) provided by discontinued operations	(43,004)	14,516	15,405

Net cash (used in) provided by operating activities	(1,518)	54,048	58,174

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(9,747)	(88,260)	(27,443)
Purchases of client fund investments	(5,650)	(5,742)	(19,643)
Proceeds from the sales and maturities of client fund investments	4,896	6,926	11,507
Proceeds on sales of divested and discontinued operations	200,934	1,540	1,036
Increase in funds held for clients	(9,438)	(6,256)	(16,734)
Additions to property and equipment, net	(6,208)	(2,442)	(3,897)
Payments on notes receivable, net	515	(3,384)	58
Other	(10)	(22)	(22)

Net cash provided by (used in) continuing operations	175,292	(97,640)	(55,138)
Investing cash flows used in discontinued operations	(300)	(6,675)	(434)

Net cash provided by (used in) investing activities	174,992	(104,315)	(55,572)

Cash flows from financing activities:
Proceeds from bank debt	312,400	549,450	484,150
Payment of bank debt	(472,800)	(485,550)	(458,050)
Repurchase of convertible notes	—	—	(39,250)
Payment for acquisition of treasury stock	(26,468)	(5,716)	(9,513)
Increase in client funds obligations	10,192	5,126	22,438
Payment of contingent consideration of acquisitions	(10,361)	(13,183)	(1,824)
Proceeds from exercise of stock options	13,976	—	768
Payment of notes payable	(594)	—	—
Deferred financing costs	—	(574)	(603)
Excess tax benefit from exercise of stock awards	53	—	171

Net cash (used in) provided by financing activities	(173,602)	49,553	(1,713)

Net (decrease) increase in cash and cash equivalents	(128)	(714)	889
Cash and cash equivalents at beginning of year	899	1,613	724

Cash and cash equivalents at end of year	$771	$899	$1,613

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization

CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, provides professional business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Employee Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 22.

Divestiture of Medical Management Professionals

On July 26, 2013, CBIZ, Inc., through its subsidiary CBIZ Operations, Inc., an Ohio Corporation, entered into an agreement with Zotec Partners, LLC, an Indiana limited liability company, to sell all of the issued and outstanding capital stock of each of CBIZ Medical Management Professionals, Inc., an Ohio corporation, and CBIZ Medical Management, Inc., a North Carolina corporation, and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ, Inc.’s Medical Management Professionals ongoing operations and business (“MMP”). The sale of MMP was completed on August 30, 2013 for a total purchase price of $201.6 million, subject to final working capital adjustments. As a result of the completion of the divestiture of MMP, the assets and liabilities as well as the operations of MMP are reflected as discontinued operations on this Form 10-K. See Note 20 for further discussion of discontinued operations and divestitures.

Stock Purchase Agreement with Westbury Ltd.

On August 30, 2013, concurrent with the sale of MMP, CBIZ, Inc. completed an agreement with Westbury (Bermuda) Ltd., a Bermuda exempted company (“Westbury”), Westbury Trust, a Bermuda trust, and Michael G. DeGroote, the founder of CBIZ, Inc., to purchase from Westbury 3.85 million shares of the Company’s common stock, which was 50% of Westbury’s current holdings of the Company’s common stock, at a price of $6.65 per share for a total of approximately $25.7 million. See Note 14 for further discussion regarding CBIZ’s common stock.

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

Fees earned by CBIZ under the ASAs are recorded as revenue (at net realizable value) in the consolidated statements of comprehensive income and were approximately $140.2 million, $116.1 million and $109.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, the majority of which was related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis. Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management’s estimates and assumptions include, but are not limited to, estimates of collectability of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, estimates of accrued liabilities (such as incentive compensation, self-funded health insurance accruals, legal reserves, income tax uncertainties, future contingent purchase price obligations, and consolidation and integration reserves), the provision for income taxes, the realizability of deferred tax assets and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2012 and 2011 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

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

Funds Held for Clients are reported as current assets and Client Fund Obligations are reported as current liabilities. Funds Held for Clients include cash, overnight investments and corporate and municipal bonds (see Note 5 for further discussion of investments). If the par value of investments held does not approximate fair value, the balance in Funds Held for Clients may not be equal to the balance in Client Fund Obligations. The

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

amount of collected but not yet remitted funds may vary significantly during the year based on the timing of clients’ payroll periods.

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

Long-Lived Assets

Long-lived assets primarily consist of property and equipment and intangible assets, which include client lists and non-compete agreements. The intangible assets are amortized over their expected periods of benefit, which generally ranges from two to fifteen years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets or groups of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis or market comparable method. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

Buildings	25 to 40 years
Furniture and fixtures	5 to 10 years
Capitalized software	2 to 7 years
Equipment	3 to 7 years

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Operating Expenses

Operating expenses represent costs of service and other costs incurred to operate CBIZ’s business units and are primarily comprised of personnel costs and occupancy related expenses. Personnel costs include base compensation, commissions, payroll taxes, gains or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include share-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized. Total personnel costs were $471.1 million, $429.4 million and $397.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $37.3 million, $36.4 million and $35.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Share-Based Awards

The measurement and recognition of compensation cost for all share-based payment awards made to employees and non-employee directors is based on the fair value of the award. Accordingly, CBIZ recognizes share-based compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of up to four years. Share-based compensation expense is recorded in the consolidated statements of comprehensive income as operating expenses or corporate general and administrative expenses, depending on where the respective individual’s compensation is recorded.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issue Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”) “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward. The exception to this treatment is as follows: to the extent an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or if the entity is not required to use and does not intend to use the deferred tax asset, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 will not require any additional recurring disclosures. ASU 2013-11 will be effective for the reporting periods beginning after December 15, 2013. CBIZ is currently evaluating the impact of adopting ASU 2013-11 and believes there will be no significant impact on its consolidated financial statements.

2.    Accounts Receivable, Net

Accounts receivable, net balances at December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
		(As Adjusted)
Trade accounts receivable	$109,739	$106,282
Unbilled revenue, at net realizable value	43,546	40,498

Total accounts receivable	153,285	146,780
Allowance for doubtful accounts	(10,178)	(11,801)

Accounts receivable, net	$143,107	$134,979

3.    Property and Equipment, Net

Property and equipment, net at December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Buildings and leasehold improvements	$18,459	$17,892
Furniture and fixtures	22,407	20,506
Capitalized software	34,983	33,739

Equipment	10,416	10,184

Total property and equipment	86,265	82,321
Accumulated depreciation and amortization	(67,098)	(64,538)

Property and equipment, net	$19,167	$17,783

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
Operating expenses	$4,497	$4,444	$4,427
Corporate general and administrative expenses	331	307	339

Total depreciation and amortization expense	$4,828	$4,751	$4,766

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Included in total depreciation and amortization expense is amortization of capitalized software of $0.9 million, $0.8 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

4.    Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
		(As Adjusted)
Goodwill	$384,697	$375,122
Intangibles:
Client lists	132,637	134,987
Other intangibles	7,956	8,501

Total intangibles	140,593	143,488

Total goodwill and other intangibles assets	525,290	518,610
Accumulated amortization:

Client lists	(51,016)	(44,293)
Other intangibles	(5,191)	(4,746)

Total accumulated amortization	(56,207)	(49,039)

Goodwill and other intangible assets, net	$469,083	$469,571

Goodwill

Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	Financial Services	Employee Services	National Practices	Total Goodwill
December 31, 2011	$233,163	$82,605	$1,666	$317,434
Additions (as adjusted)	25,875	31,813	—	57,688

December 31, 2012	$259,038	$114,418	$1,666	$375,122
Additions	1,677	7,898	—	9,575

December 31, 2013	$260,715	$122,316	$1,666	$384,697

Businesses acquired during 2013 resulted in additions to goodwill of approximately $9.3 million, of which $1.4 million was recorded in the Financial Services practice group and $7.9 million was recorded in the Employee Services practice group. Businesses acquired during 2012 resulted in additions to goodwill of approximately $57.2 million, of which $25.4 million was recorded in the Financial Services practice group and $31.8 million was recorded in the Employee Services practice group. These additions include purchase price adjustments made in 2013 that retrospectively adjusted 2012 goodwill by a total of $1.4 million. These purchase price adjustments resulted from finalizing working capital arrangements pertaining to two acquisitions made in 2012. The result of these adjustments was a $0.7 million reduction of goodwill for each of the Financial Services and Employee Services operating segments. The remaining increases in goodwill during 2013 and 2012 were a result of contingent purchase price earned by businesses acquired in prior years. Refer to Note 19 for further discussion of acquisition activities.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Goodwill Impairment

During the fourth quarter of 2013, CBIZ performed its goodwill impairment testing utilizing a qualitative assessment for each of its reporting units that carried a goodwill balance. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, the Company’s weighted average cost of capital, changes in management and key personnel, the Company’s price of its common stock, as well as other drivers of a fair value analysis. As a result of the Company’s qualitative assessment, it was concluded that it was more-likely-than-not that the fair value of each of its reporting units was greater than their respective carrying values, thus resulting in no indication of impairment of goodwill.

Client Lists and Other Intangibles

At December 31, 2013, the weighted average amortization period remaining for total intangible assets was 8.3 years. Client lists are amortized over their expected period of benefit and had a weighted-average amortization period of 8.5 years remaining at December 31, 2013. Other intangibles, which consist primarily of non-compete agreements and trade-names, are amortized over periods ranging from two to ten years, and had a weighted-average amortization period of 3.1 years remaining at December 31, 2013. Amortization expense related to client lists and other intangible assets for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
Operating expenses	$14,041	$11,967	$10,543
Corporate general and administrative expenses	15	16	17

Total amortization expense	$14,056	$11,983	$10,560

Amortization expense for existing client lists and other intangible assets for each of the next five years ending December 31 is estimated to be (in thousands):

2014	$13,655
2015	$12,311
2016	$11,437
2017	$10,765
2018	$10,031

Future amortization expense excludes the impact of events that may occur subsequent to December 31, 2013, including acquisitions and divestitures.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Concentrations of Credit Risk

Financial instruments that may subject CBIZ to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. CBIZ places its cash and cash equivalents with highly-rated financial institutions, limiting the amount of credit exposure with any one financial institution. CBIZ’s client base consists of large numbers of geographically diverse customers dispersed throughout the United States; thus, concentration of credit risk with respect to accounts receivable is not significant.

Bonds

CBIZ held corporate and municipal bonds with par values totaling $29.0 million and $28.2 million at December 31, 2013 and 2012, respectively. All bonds are investment grade and are classified as available-for-sale. CBIZ’s bonds have maturity dates or callable dates ranging from February 2014 through September 2018, and are included in “Funds held for clients — current” on the consolidated balance sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions.

The following table summarizes CBIZ’s bond activity for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Fair value at January 1	$29,776	$30,923
Purchases	5,650	5,742
Sales	(845)	(2,000)
Maturities and calls	(4,050)	(4,900)
Decrease in bond premium	(270)	(290)
Fair market value adjustment	(250)	301

Fair value at December 31	$30,011	$29,776

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

The CBIZ interest rate swap is designated as a cash flow hedge. Accordingly, the interest rate swap is recorded as either an asset or liability in the consolidated balance sheets at fair value. Changes in fair value are recorded as a component of accumulated other comprehensive loss (“AOCL”), net of tax, to the extent the swap is effective. Amounts recorded to AOCL are reclassified to interest expense as interest on the underlying debt is recognized. Amounts due related to the swap are recorded as adjustments to interest expense when incurred or payable.

At inception, the critical terms of the interest rate swap matched the underlying risk being hedged, and as such the interest rate swap is expected to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The interest rate swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the years ended December 31, 2013 and 2012, the interest rate swap was deemed to be highly effective.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As a result of the use of derivative instruments, CBIZ is exposed to risks that the counterparties would fail to meet their contractual obligations. To mitigate the counterparty credit risk, CBIZ only entered into contracts with selected major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of counterparties. At December 31, 2013 and 2012, all of the counterparties to CBIZ’s interest rate swap had investment grade ratings. There are no credit risk-related contingent features in CBIZ’s interest rate swap nor does the swap contain provisions under which the Company would be required to post collateral.

At December 31, 2013 and 2012, the interest rate swap was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swap and its classification on the consolidated balance sheets at December 31, 2013 and 2012 (in thousands).

	December 31, 2013
	Notional Amount	Fair Value(2)	Balance Sheet Location
Interest rate swap(1)	$40,000	$(452)	Other current and non-current liabilities

	December 31, 2012
	Notional Amount	Fair Value(2)	Balance Sheet Location
Interest rate swap(1)	$40,000	$(817)	Other current and non-current liabilities

(1)	Represents interest rate swap with a notional value of $40.0 million, of which $15.0 million will expire in June 2014 and the remaining $25.0 million will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and receives interest that varies with the three-month LIBOR.

(2)	See additional disclosures regarding fair value measurements in Note 6.

The following table summarizes the effects of the interest rate swap on CBIZ’s consolidated statements of comprehensive income for the years ended December 31, 2013 and 2012 (in thousands):

	Gain (loss) Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2013	2012	2013	2012	Location
Interest rate swap	$230	$(93)	$(459)	$(387)	Interest expense

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The following table summarizes CBIZ’s assets and liabilities at December 31, 2013 and 2012 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	December 31, 2013	December 31, 2012
Deferred compensation plan assets	1	$51,953	$39,779
Corporate and municipal bonds	1	$30,011	$29,776
Interest rate swap	2	$(452)	$(817)
Contingent purchase price liabilities	3	$(25,196)	$(30,012)

For the years ended December 31, 2013 and 2012, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in fair value of the Company’s contingent purchase price liabilities identified as Level 3 for the years ended December 31, 2013 and 2012 (pre-tax basis, in thousands):

Contingent Purchase Price Liabilities
Beginning balance — January 1, 2012	$(25,325)
Additions from business acquisitions	(17,611)
Payment of contingent purchase price payable	11,970
Change in fair value of contingency	1,135
Change in net present value of contingency	(181)

Balance — December 31, 2012	$(30,012)
Additions from business acquisitions	(5,487)
Payment of contingent purchase price payable	11,511
Change in fair value of contingency	(1,102)
Change in net present value of contingency	(106)

Balance — December 31, 2013	$(25,196)

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Notes	$750	$750	$750	$750
2010 Notes	$124,506	$173,779	$121,666	$135,181

The fair value was determined based upon their most recent quoted market price and as such, is considered to be a Level 1 fair value measurement. The 2006 Notes and 2010 Notes are carried at face value less any unamortized debt discount. See Note 8 for further discussion of CBIZ’s debt instruments.

7.    Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2013	2012	2011
United States	$41,280	$36,636	$31,106
Foreign (Canada)	147	187	177

Total	$41,427	$36,823	$31,283

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Income tax expense included in the consolidated statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011
Continuing operations:
Current:
Federal	$13,695	$13,124	$12,788
Foreign	47	47	34
State and local	2,357	2,983	3,095

Total	16,099	16,154	15,917
Deferred:
Federal	(394)	(1,423)	(3,261)
State and local	733	(660)	(512)

Total	339	(2,083)	(3,773)

Total income tax expense from continuing operations	16,438	14,071	12,144
Discontinued operations:
Operations of discontinued operations:
Current	3,246	4,883	4,999
Deferred	(653)	361	874

Total	2,593	5,244	5,873
Gain on disposal of discontinued operations:
Current	49,973	52	193
Deferred	(776)	—	—

Total	49,197	52	193

Total income tax expense from discontinued operations	51,790	5,296	6,066

Total income tax expense	$68,228	$19,367	$18,210

The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2013	2012	2011
Tax at statutory rate (35%)	$14,499	$12,888	$10,949
State taxes (net of federal benefit)	2,066	1,176	1,343
Business meals and entertainment — non-deductible	624	674	610
Reserves for uncertain tax positions	(531)	(432)	(844)

Other, net	(220)	(235)	86

Provision for income taxes from continuing operations	$16,438	$14,071	$12,144

Effective income tax rate	39.7%	38.2%	38.8%

The income tax benefits associated with the exercise of non-qualified stock options and restricted stock awards and reflected in additional paid-in-capital were $0.1 million, $0 and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012, were as follows (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards .	$2,026	$2,370
Allowance for doubtful accounts	2,663	2,771
Employee benefits and compensation	23,774	23,967
Lease costs	4,398	3,539
State tax credit carryforwards	2,240	2,258
Other deferred tax assets	3,581	2,598

Total gross deferred tax assets	38,682	37,503
Less: valuation allowance	(926)	(1,138)

Total deferred tax assets, net	$37,756	$36,365

Deferred tax liabilities:
Accrued interest	$8,584	$9,633
Client list intangible assets	3,915	6,425
Goodwill and other intangibles	17,876	8,987
Contingent purchase price liabilities	1,977	2,476
Other deferred tax liabilities	222	361

Total gross deferred tax liabilities	$32,574	$27,882

Net deferred tax asset	$5,182	$8,483

CBIZ has established valuation allowances for certain states’ deferred tax assets, primarily related to portions of the state net operating loss (“NOL”) carryforwards and state income tax credit carryforwards at December 31, 2013 and December 31, 2012. The net decrease in the valuation allowance for the year ended December 31, 2013 of $0.2 million primarily related to changes in the valuation allowance for NOL’s. The net decrease in the valuation allowance for the year ended December 31, 2012 of $1.1 million consisted of $0.6 million related to changes in the valuation allowance for NOL’s and $0.5 million related to changes in the valuation allowance for state income tax credit carryforwards.

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

CBIZ and its subsidiaries file income tax returns in the United States, Canada, and most state jurisdictions. In October 2013, the Internal Revenue Service completed its audit of the Company’s 2010 federal income tax return. The Company paid a nominal amount related to the settlement of the audit. CBIZ’s federal income tax returns for years ending prior to January 1, 2010 are no longer subject to examination. With limited exceptions, CBIZ’s state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2009 and January 1, 2008, respectively.

The availability of NOL’s and state tax credits are reported as deferred tax assets, net of applicable valuation allowances, in the accompanying consolidated balance sheets. At December 31, 2013, the Company has state net

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

operating loss carryforwards of $41.2 million and state tax credit carryforwards of $2.2 million. The state net operating loss carryforwards expire on various dates between 2015 and 2028 and the state tax credit carryforwards expire on various dates between 2018 and 2036.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance at January 1	$3,618	$3,979	$4,794
Additions for tax positions of the current year	2,647	212	188
Additions for tax positions of prior years	—	323	103
Reductions for tax positions of prior years	—	—	(260)
Lapse of statutes of limitation	(757)	(896)	(846)

Balance at December 31	$5,508	$3,618	$3,979

Included in the balance of unrecognized tax benefits at December 31, 2013 are $3.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. CBIZ expects reductions in the liability for unrecognized tax benefits of approximately $1.1 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, the Company is unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.

CBIZ recognizes interest income, interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. During 2013, the Company accrued interest expense of $0.2 million and penalties of $0.2 million and, as of December 31, 2013, had recognized a liability for interest expense and penalties of $0.3 million and $0.3 million, respectively, relating to unrecognized tax benefits. During 2012, the Company accrued interest expense of $0.2 million and, as of December 31, 2012, had recognized a liability for interest expense and penalties of $0.3 million and $0.1 million, respectively, related to unrecognized tax benefits.

8.    Borrowing Arrangements

CBIZ has two primary debt arrangements at December 31, 2013 that provide the Company with the capital to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million and a $275 million unsecured credit facility. A third debt arrangement, the 2006 Convertible Senior Subordinated Notes (“2006 Notes”), has been significantly reduced as a result of the repurchase of most of the outstanding 2006 Notes in 2010 and 2011 as is discussed more fully below.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The terms of the 2010 Notes are governed by the 2010 Indenture. The 2010 Notes bear interest at a rate of 4.875% per annum, payable in cash semi-annually in arrears on April 1 and October 1 beginning April 1, 2011. The 2010 Notes mature on October 1, 2015 unless earlier redeemed, repurchased or converted. The holders of the 2010 Notes may convert their 2010 Notes beginning July 31, 2015, or earlier if the market price per share of CBIZ common stock exceeds 135% of the conversion price for at least 20 days during the period of 30 consecutive trading days ending on the final trading day of the preceding quarter. The 2010 Notes are convertible into CBIZ common stock at a rate equal to 134.9255 shares per $1,000 principal amount of the 2010 Notes (equal to an initial conversion price of approximately $7.41 per share), subject to adjustment as described in the 2010 Indenture. Upon conversion, CBIZ will deliver for each $1,000 principal amount of 2010 Notes, an amount consisting of cash equal to the lesser of $1,000 or the conversion value (as defined in the 2010 Indenture) and, to the extent that the conversion value exceeds $1,000, at CBIZ’s election or as required by the rules of the New York Stock Exchange, cash or shares of CBIZ common stock in respect to the remainder.

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

CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at December 31, 2013 and 2012 were as follow (in thousands):

	2013	2012
Principal amount of notes	$130,000	$130,000
Unamortized discount	(5,494)	(8,334)

Net carrying amount	$124,506	$121,666

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount on the liability component of the 2010 Notes is being amortized using the effective interest method based upon an annual effective rate of 7.5%, which represented the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over the term of the 2010 Notes which is five years from the date of issuance. At December 31, 2013, the unamortized discount had a remaining amortization period of approximately 21 months.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On September 27, 2010, concurrent with the closing of the 2010 Notes, CBIZ repurchased $60.0 million of the 2006 Notes. The 2006 Notes were purchased at par through privately negotiated transactions. On June 1, 2011, the note holders provided notice to the Company to redeem an additional $39.3 million of the 2006 Notes. The 2006 Notes were settled in cash for the principal amount and any accrued and unpaid interest. The remaining $750,000 of 2006 Notes may be redeemed by CBIZ at any time until the due date of June 1, 2026. In addition, holders of the 2006 Notes will have the right to require CBIZ to repurchase for cash all or a portion of their 2006 Notes on June 1, 2016 and June 1, 2021, at a repurchase price equal to 100% of the principal amount of the 2006 Notes to be repurchased plus accrued and unpaid interest, including contingent interest and additional amounts, if any, up to but not including, the date of repurchase. At December 31, 2013 and 2012, the 2006 Notes were classified as a non-current liability since the remaining note holders cannot cause the redemption of their notes until June 1, 2016.

CBIZ separately accounts for the debt and equity components of the 2006 Notes. The carrying amount of the debt and equity components at December 31, 2013 and 2012 were as follow (in thousands):

	2013	2012
Principal amount of notes	$750	$750
Unamortized discount	—	—

Net carrying amount	$750	$750

Additional paid-in-capital, net of tax	$11,425	$11,425

For the years ended December 31, 2013 and 2012, CBIZ recognized interest expense on the 2010 Notes and the 2006 Notes as follows (in thousands):

	2013	2012
Contractual coupon interest	$6,361	$6,361
Amortization of discount	2,840	2,638
Amortization of deferred financing costs	720	720

Total interest expense	$9,921	$9,719

Bank Debt

Effective June 4, 2010, CBIZ entered into a new credit agreement with Bank of America as agent for a group of seven participating banks under which CBIZ maintains a $275 million unsecured credit facility (“credit facility”). On September 14, 2010, CBIZ amended its credit facility to allow CBIZ to consummate the buy back and option transactions with CBIZ’s largest shareholder (see Note 14), to issue new senior subordinated convertible notes (see 2010 Notes above), and use up to $30 million of the proceeds from the new convertible notes to repurchase shares of common stock concurrent with the new convertible note transaction. In addition, the amendment increased the total and senior leverage ratios to accommodate these transactions and also to allow CBIZ to continue its strategic growth strategy, which includes future acquisitions. On April 11, 2011, the credit facility was amended to extend the maturity date one year to June 2015, reduce interest on outstanding balances, reduce commitment fees on the unused amount, and adjust the leverage ratio limits to provide CBIZ with more flexibility. On August 30, 2012, the credit facility was further amended to modify the senior and total leverage requirements and provide a temporary increase in the leverage ratios until December 31, 2013, at which time the leverage ratios were reset to the leverage schedule as prescribed in the 2011 amendment. The purpose of the amendment was to provide additional temporary flexibility to support CBIZ’s strategic acquisitions.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The balance outstanding under the credit facility was $48.5 million and $208.9 million at December 31, 2013 and 2012, respectively. The significant decrease in the balance outstanding from December 31, 2012 to December 31, 2013 was due to a portion of the proceeds from the sale of MMP being applied to the credit facility. Rates for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Weighted average rates	2.99%	3.15%

Range of effective rates	1.88% - 3.91%	2.68% - 3.91%

CBIZ had approximately $99.8 million of available funds under the credit facility at December 31, 2013. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit and outstanding borrowings on the credit facility. Under the credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.

The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The credit facility is subject to certain financial covenants that may limit CBIZ’s ability to borrow up to the total commitment amount. Covenants require CBIZ to meet certain requirements with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. As of December 31, 2013, CBIZ believes it is in compliance with its debt covenants. The credit facility also places restrictions on CBIZ’s ability to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. According to the terms of the credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly-owned subsidiaries to the parent company. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated.

9.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Net unrealized gains on available-for-sale securities, net of income tax expense of $37 and $134, respectively	$59	$201
Net unrealized loss on interest rate swap, net of income tax benefit of $167 and $302, respectively	(285)	(515)
Foreign currency translation	(499)	(439)

Accumulated other comprehensive loss	$(725)	$(753)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Net unrealized (loss) gain on available-for-sale securities, net of income tax (benefit) expense of ($97), $120 and $276	$(142)	$181	$638
Net unrealized gain (loss) on interest rate swaps, net of income tax expense (benefit) of $135, ($54) and ($242)	230	(93)	(412)
Foreign currency translation	(60)	(62)	(65)

Total other comprehensive income	$28	$26	$161

10.    Lease Commitments

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Future minimum cash commitments under operating leases as of December 31, 2013 were as follows (in thousands):

Year Ending December 31,	Gross Operating Lease Commitments(1)	Sub-Leases(2)	Net Operating Lease Commitments(1)
2014	$31,939	$1,562	$30,377
2015	29,956	1,279	28,677
2016	28,144	1,103	27,041
2017	22,399	404	21,995
2018	17,543	235	17,308
Thereafter	27,172	—	27,172

Total	$157,153	$4,583	$152,570

(1)	Includes lease commitments accrued in the consolidation and integration reserve as of December 31, 2013 as further described in Note 12.

(2)	A substantial portion of the sub-leases relate to restructuring lease obligations and are reflected in the consolidation and integration reserve as further described in Note 12.

Rent expense for continuing operations (excluding consolidation and integration charges) incurred under operating leases was $35.1 million, $33.7 million and $32.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Rent expense does not necessarily reflect cash payments, as described under “Operating Leases” in Note 1.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to one year. Acquisitions are further disclosed in Note 19.

Indemnifications

CBIZ has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which CBIZ customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2013, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2013, 2012 and 2011, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $2.5 million at December 31, 2013 and 2012. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.4 million and $2.7 million at December 31, 2013 and 2012, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.9 million at December 31, 2013 and 2012. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The third party administrator provides the Company with reports and other information which provides a basis for the estimate of the liability at the end of each reporting period. Although management believes that it uses the best available information to determine the amount of the liability, unforeseen health claims could result in adjustments and higher costs incurred if circumstances differ from the assumptions used in estimating the liability. The liability for the self-funded health insurance plan is included in other current liabilities in the consolidated balance sheets and was $2.6 million and $3.5 million at December 31, 2013 and 2012, respectively. CBIZ’s healthcare costs include health claims, administration fees to third-party administrators and premiums for stop-loss coverage.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

On April 12, 2013, the court denied the CBIZ Parties’ motion to dismiss the remaining claims in the Ashkenazi lawsuit. On May 7, 2013, the court in the ML Liquidating Trust lawsuit issued a ruling dismissing claims for deepening insolvency damages, negligence and breach of contract and holding that any claims related to the 2004 and 2005 Mayer Hoffman audits were barred by the statute of limitations. The court denied the motion as to the negligent misrepresentation claim. On June 14, 2013, the court dismissed the RICO, fraud and consumer fraud claims in the Marsh lawsuit, and denied the CBIZ Parties’ motion as to the negligent misrepresentation and aiding and abetting breaches of fiduciary duty claims.

The CBIZ Parties and Mayer Hoffman, without admitting any liability, have reached settlements in the Victims Recovery, Ashkenazi and Rader lawsuits. In addition, the CBIZ Parties and Mayer Hoffman, without admitting any liability, reached a settlement with a single plaintiff from the Marsh lawsuit. The CBIZ Parties did not pay any monetary amounts as part of these settlements. The Victims Recovery complaint had alleged damages of approximately $53 million, the Ashkenazi complaint had alleged damages of approximately $92 million and the Rader complaint alleged damages in excess of $15 million. Discovery is proceeding in the remaining matters (except Facciola which is on appeal) and no trial dates have been set.

The CBIZ Parties deny all allegations of wrongdoing made against them in these actions and are vigorously defending the remaining proceedings. In particular, the CBIZ Parties are not control persons under the Arizona Securities Act of, or in a joint venture with, Mayer Hoffman. The CBIZ Parties do not have, in any respects, the legal right to control Mayer Hoffman’s audits or any say in how the audits are conducted. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters.

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

In November 2013, the Court granted the CBIZ Parties motion for summary judgment and the CBIZ Parties were dismissed from the lawsuit. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matter.

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

During the years ended December 31, 2013 and 2012, there were no significant consolidation or integration activities. Other charges against income for the years ended December 31, 2013 and 2012 related to net present value of interest and changes in assumptions for spaces under sub-lease. Activity during the years ended December 31, 2013 and 2012 was as follows (in thousands):

Consolidation and Integration Reserve
Reserve balance at December 31, 2011	$1,731
Adjustments against income(1)	750
Payments(2)	(1,217)

Reserve balance at December 31, 2012	1,264
Adjustments against income(1)	642
Payments(2)	(895)

Reserve balance at December 31, 2013	$1,011

(1)	Adjustments against income are included in “operating expenses” in the accompanying consolidated statements of comprehensive income.

(2)	Payments are net of sub-lease payments received.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Consolidation and integration charges primarily consist of lease consolidation and abandonment charges and were $0.6 million, $0.8 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Lease consolidation and integration charges are recorded as operating expenses in the consolidated statements of comprehensive income.

13.    Employee Benefits

Employee Savings Plan

CBIZ sponsors a qualified 401(k) defined contribution plan that covers substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by CBIZ are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds including: equity, fixed income, stable value, and balanced — lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2013, 2012 and 2011 were approximately $8.1 million, $7.4 million and $6.9 million, respectively.

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

Assets of the deferred compensation plan consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are based on published market prices at the end of the period. Adjustments to the fair value of these investments are recorded in “Other income, net”, offset by the same adjustments to compensation expense (recorded as operating expenses or corporate general and administrative expenses in the consolidated statements of comprehensive income). For the years ended December 31, 2013, 2012 and 2011, CBIZ recorded gains or (losses) of $8.2 million, $4.3 million and ($0.4) million, respectively, related to these investments. These investments are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan. However, the investments in the rabbi trusts would be available to all unsecured general creditors in the event that CBIZ becomes insolvent.

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

In 2006, CBIZ filed a registration statement with the SEC to register an undeterminable number of shares of Common Stock issuable by the Company upon conversion (the “Conversion Shares”) of the Company’s issued and outstanding 2006 Notes. The registration statement was declared effective on August 4, 2006. In September 2010 and June 2011, $60 million and $39.3 million, respectively, of the 2006 Notes were retired by CBIZ, leaving $750,000 outstanding as of December 31, 2013. Although the Company cannot at this time determine the number of Conversion Shares it will issue upon conversion of the remaining 2006 Notes, if any, the number of Conversion Shares will be calculated as set out in the S-3 Registration Statement filed by the Company with the SEC on July 21, 2006. In addition, in September 2010, CBIZ issued the 2010 Notes pursuant to Rule 144A of the Securities Act of 1933, as amended. The Company cannot at this time determine the number of shares of Common Stock it will issue upon conversion of these notes, although the number of shares of Common Stock it will issue, if any, will be calculated as defined in the indenture agreements with U.S. Bank National Association as trustee. The 2006 Notes and 2010 Notes are further discussed in Note 8.

Treasury Stock

CBIZ’s Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2013, 2012 and 2011. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules. The repurchase programs do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Repurchased shares are held in treasury and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. Under CBIZ’s amended credit facility (described in Note 8), there are no limitations on CBIZ’s ability to repurchase CBIZ Common Stock provided that the Senior Leverage Ratio, as defined by the credit facility, is less than 2.0.

On September 14, 2010, CBIZ’s Board of Directors authorized a supplemental share repurchase program allowing for an additional 7,716,669 shares of CBIZ’s Common Stock to be repurchased from CBIZ’s largest shareholder at that time, Westbury, a company organized by CBIZ founder Michael G. DeGroote. In addition, on September 16, 2010, CBIZ’s Board of Directors authorized a second supplemental repurchase program allowing for an additional 4,578,894 shares of CBIZ’s Common Stock to be repurchased using a portion of the proceeds from the 2010 Notes transaction. The total cost of these two share repurchases was $48.5 million and $25.1 million for the Westbury and 2010 Notes transactions, respectively.

On August 30, 2013, concurrent with the sale of MMP, CBIZ repurchased an additional 3.85 million shares from Westbury, which was 50% of Westbury’s then current holdings of the Company’s common stock, at a price of $6.65 per share, which represented the 60-day moving average share price at July 1, 2013. The total cost of this repurchase was $25.7 million. See Note 18 for further discussion of the Westbury transactions.

Not including the shares repurchased from the 2010 supplemental share repurchase plans as well as the shares repurchased from Westbury in 2013 as discussed above, CBIZ repurchased 1.0 million shares under the share repurchase programs during each of the years ended December 31, 2012 and 2011, at a cost (including fees and commissions) of $5.7 million and $9.5 million, respectively. No shares were repurchased in 2013.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

15.    Employee Share Plans

Employee Stock Purchase Plan

The 2007 Employee Stock Purchase Plan (“ESPP”), which has a termination date of June 30, 2017, allows qualified employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 of stock per calendar year. The price an employee pays for shares is 85% of the fair market value of CBIZ Common Stock on the last day of the purchase period. Purchase periods begin on the sixteenth day of the month and end on the fifteenth day of the subsequent month. Other than a one-year holding period from the date of purchase, there is no vesting or other restrictions on the stock purchased by employees under the ESPP.

Under the ESPP, the total number of shares of Common Stock that can be purchased shall not exceed two million shares. For the years ended December 31, 2013 and 2012, approximately 0.1 million and 0.2 million shares were purchased under the ESPP, respectively, and approximately $0.1 million and $0.2 million was recorded as compensation expense, respectively.

Stock Awards

Stock awards outstanding at December 31, 2013 were granted pursuant to the 2002 Amended and Restated Stock Incentive Plan (“the Plan”), which expires in 2021. A maximum of 15.0 million stock options, restricted stock or other stock based compensation awards may be granted under the Plan. Shares subject to award under the Plan may be authorized and unissued shares of CBIZ Common Stock or may be treasury shares.

CBIZ granted stock options and restricted stock awards under the Plan. The terms and vesting schedules for stock-based awards vary by type and date of grant. At December 31, 2013, approximately 2.3 million shares were available for future grant.

CBIZ utilized the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 were determined using the following weighted average assumptions:

	2013	2012	2011
Expected volatility(1)	33.46%	32.86%	32.24%
Expected option life (years)(2)	4.85	4.85	4.85
Risk-free interest rate(3)	0.75%	0.78%	2.20%
Expected dividend yield(4)	0.00%	0.00%	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals.

(2)	The expected option life was determined based upon CBIZ’s historical data using a midpoint scenario, which assumes all options are exercised halfway between the expiration date and the weighted average time it takes the option to vest.

(3)	The risk-free interest rate assumption was based upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.

(4)	The expected dividend yield assumption was determined in view of CBIZ’s historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

During the years ended December 31, 2013, 2012 and 2011, CBIZ recognized compensation expense for these awards as follows (in thousands):

	2013	2012	2011
Stock options	$2,748	$2,981	$3,137
Restricted stock awards	2,907	2,907	2,817

Total stock-based compensation expense before income tax benefit	$5,655	$5,888	$5,954

Stock Options

Stock options granted during the years ended December 31, 2013, 2012 and 2011 were generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. Stock options expire six years from the date of grant and are awarded with an exercise price equal to the market value of CBIZ’s Common Stock on the date of grant. At the discretion of the Compensation Committee of the Board of Directors, options awarded under the plan may vest in a time period shorter than four years. Under each of the plans, stock options awarded to non-employee directors have generally been granted with immediate vesting. Stock options may be granted alone or in addition to other awards and may be of two types: incentive stock options and nonqualified stock options. In the event the optionee of an incentive stock option owns, at the time such stock option is awarded or granted, more than ten percent of the voting power of all classes of stock of CBIZ, the option price shall not be less than 110% of such fair market value. During the years ended December 31, 2013, 2012 and 2011, no individual who may receive options had an ownership in excess of ten percent of the voting power of all classes of CBIZ stock. Stock option activity during the year ended December 31, 2013 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	7,541	$7.18
Granted	1,497	$6.52
Exercised	(1,846)	$7.57
Expired or canceled	(1,157)	$7.28

Outstanding at December 31, 2013	6,035	$6.88	3.34 years	$13.5

Vested and exercisable at December 31, 2013	2,695	$7.33	2.06 years	$4.8

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $2.9 million, $2.5 million and $3.5 million, respectively. The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2013, 2012 and 2011 was $2.0 million, $0.8 million and $0.8 million, respectively. The intrinsic value is calculated as the difference between CBIZ’s stock price on the exercise date and the exercise price of each option exercised. At December 31, 2013, CBIZ had unrecognized compensation cost for non-vested stock options of $6.6 million to be recognized over a weighted average period of approximately 1.4 years.

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

Restricted stock award activity during the year ended December 31, 2013 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value(1)
Non-vested at December 31, 2012	1,078	$6.66
Granted	530	$6.44
Vested	(433)	$6.87
Forfeited	(92)	$6.56

Non-vested at December 31, 2013	1,083	$6.48

(1)	Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.

At December 31, 2013, CBIZ had unrecognized compensation cost for restricted stock awards of $7.0 million to be recognized over a weighted average period of approximately 1.3 years. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was approximately $3.0 million, $2.9 million and $2.4 million, respectively. The market value of shares awarded during the years ended December 31, 2013, 2012 and 2011 was $3.4 million, $3.0 million and $3.6 million, respectively. This market value was recorded as unearned compensation and is being expensed ratably over the periods which the restrictions lapse. Awards outstanding at December 31, 2013 will be released from restrictions at dates ranging from February 2014 through May 2017.

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

As described in Note 8, CBIZ’s 2006 Notes and 2010 Notes may result in future issuances of CBIZ common stock. Under the net share settlement method, potential shares issuable under the 2006 Notes and 2010 Notes will be considered dilutive, and will be included in the calculation of diluted weighted average shares, if the Company’s market price per share exceeds the conversion price of $10.63 for the 2006 Notes and $7.41 of the 2010 Notes. As of December 31, 2013, 2012 and 2011, the Company’s average annual market price per share had not exceeded the conversion price of the 2006 Notes or 2010 Notes.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Income from continuing operations	$24,989	$22,752	$19,139

Denominator:
Basic
Weighted average common shares outstanding	48,632	49,002	49,328

Diluted
Stock Options(1)	194	—	61
Restricted stock awards(1)	263	186	179
Contingent shares(2)	52	64	31

Diluted weighted average common shares outstanding	49,141	49,252	49,599

Earnings Per Share:
Basic earnings per share from continuing operations	$0.51	$0.46	$0.39

Diluted earnings per share from continuing operations	$0.51	$0.46	$0.39

(1)	For the years ended December 31, 2013, 2012 and 2011, a total of 6.1 million, 8.2 million and 6.4 million stock based awards, respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met. See Note 19 for further discussion of acquisitions.

17.    Supplemental Cash Flow Disclosures

Cash paid for interest and income taxes during the years ended December 31, 2013, 2012, and 2011 were as follows (in thousands):

	2013	2012	2011
Interest	$10,783	$11,089	$11,712

Income taxes(1)	$67,941	$12,902	$16,735

(1)	Approximately $47.5 million related to the gain on sale of MMP is included in cash paid for income taxes for the year ended December 31, 2013.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Non-cash investing and financing activities during the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Business acquisitions, including contingent consideration earned	$2,417	$11,849	$19,601

Estimated contingent purchase price payable	$5,288	$15,659	$9,735

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

Pursuant to an agreement (the “Westbury Agreement”) entered into on September 14, 2010 by CBIZ with its largest shareholder at that time, Westbury, CBIZ purchased 7,716,669 shares of CBIZ’s common stock at $6.25 per share for a total cost of approximately $48.5 million. Pursuant to the Westbury Agreement, CBIZ also purchased an option for $5.0 million to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constituted the remaining shares of CBIZ’s common stock held by Westbury. On August 30, 2013, concurrent with the sale of MMP, CBIZ repurchased 3.85 million shares from Westbury, which was 50% of Westbury’s then current holdings of the Company’s common stock, at a price of $6.65 per share, which represented the 60-day moving average share price at July 1, 2013. The total cost of this repurchase was $25.7 million. The option to repurchase the remaining shares from Westbury expired on September 30, 2013.

A number of the businesses acquired by CBIZ are located in properties owned indirectly by and leased from persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $2.1 million, $2.0 million and $2.0 million during the years ended December 31, 2013, 2012 and 2011, respectively, under such leases which management believes were at market rates.

Rick L. Burdick, a director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). Akin Gump performed legal work for CBIZ during the years ended December 31, 2013, 2012 and 2011 for which the firm received approximately $0.4 million, $0.2 million and $0.5 million from CBIZ, respectively.

Richard C. Rochon, a Director of CBIZ, is an officer or director of, or holds or controls a significant but not controlling interest in, various entities which obtained business advisory and tax services provided by a CBIZ subsidiary. The fees paid to this subsidiary totaled approximately $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $1.9 million as of December 31, 2013 and 2012. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

19.    Acquisitions

During the year ended December 31, 2013, CBIZ acquired substantially all of the assets of two companies: Associated Insurance Agents (“AIA”), an insurance brokerage agency specializing in property and casualty insurance, located in Minneapolis, Minnesota and Knight Field Fabry LLP (“Knight”), an accounting and financial services company located in Denver, Colorado. The operating results of AIA are reported in the Employee Services practice group and the operating results of Knight are reported in the Financial Services practice group.

Aggregate consideration for these acquisitions is expected to be approximately $10.8 million, which consists of $4.9 million in cash paid at closing, $0.4 million in guaranteed future consideration, and $5.5 million net present value in contingent consideration to be settled in cash, subject to the acquired operations achieving certain performance targets.

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$202
Accounts receivable, net	578
Other assets	137
Identifiable intangible assets	3,002
Accounts payable	(835)
Accrued liabilities	(416)
Deferred Taxes	(1,165)

Total identifiable net assets	$1,503
Goodwill	9,278

Aggregate purchase price	$10,781

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The maximum potential undiscounted amount of all future payments

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

that CBIZ could be required to make under the contingent arrangements is $6.1 million. CBIZ is required to record the fair value of this obligation at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangement was $5.5 million, of which $1.2 million was recorded in “Contingent purchase price liability — current” and $4.3 million was recorded in “Contingent purchase price liability — non-current” in the consolidated balance sheets at December 31, 2013.

The goodwill of $9.3 million arising from the acquisitions in 2013 consists largely of expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. Goodwill totaling $1.4 million is expected to be deductible for income tax purposes.

During the year ended December 31, 2013, CBIZ purchased three client lists, two of which are reported in the Employee Services practice group and one reported in the Financial Services practice group. Total consideration for these client lists was $0.3 million cash paid at closing and an additional $0.3 million in cash, which is contingent upon future financial performance of the client list.

In addition, CBIZ paid $10.1 million in cash and issued approximately 184,000 shares of common stock during the year ended December 31, 2013 as contingent earnouts for previous acquisitions. During the year ended December 31, 2013, CBIZ also increased the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $1.1 million due to higher than originally projected future results of the acquired businesses. This increase of $1.1 million is included in “Other income, net” in the consolidated statements of comprehensive income. Refer to Note 6 for further discussion of contingent purchase price liabilities.

During the year ended December 31, 2012, CBIZ acquired substantially all of the assets of eight companies, Meridian Insurance Group, LLC (“Meridian”), Primarily Care, Inc. (“PCI”) Stoltz and Company, LTD., L.L.P (“Stoltz”), Trinity Risk Advisors, Inc.(“Trinity”), Strategic Employee Benefit Services — The Pruett Group, Inc. (“SEBS-Pruett”), the employee benefit division of Leavitt Pacific Insurance Brokers, Inc. (“Leavitt”), Diversified Industries, Inc. d/b/a Payroll Control Systems (“PCS”) and PHBV Partners, L.L.P. (“PHBV”). Meridian, with offices in Boca Raton, Florida and Atlanta, Georgia, is an insurance brokerage specializing in multiple insurance products and services including property and casualty, bonding, personal lines and employee benefits. PCI, located in Cranston, Rhode Island, is an employee benefits brokerage firm that offers long-term healthcare cost reduction strategies through a unique system comprised of technology, innovative plan design, educational tools and tangible financial health incentives. Stoltz, with offices in Midland, San Antonio and Amarillo, Texas, is an insurance brokerage offering multiple insurance products and services including property and casualty, personal lines and employee benefits with specialization in oil and gas related risk management. Trinity, located in Atlanta, Georgia, is a specialty property and casualty brokerage firm focused primarily on medical malpractice insurance to the healthcare industry and specialized insurance to the transportation industry. SEBS-Pruett, with offices in Nashville, Chattanooga, Johnson City and Knoxville, Tennessee, is an employee benefit and consulting firm for mid-sized businesses. Leavitt, located in Campbell, California, provides employee benefits, retirement plan services and ancillary business support and services to clients in the San Jose region. PCS, located in Brooklyn Center, Minnesota, provides payroll, payroll tax, time and labor and human resources solutions to small and mid-sized clients. PHBV, with offices in Richmond, Virginia; Baltimore, Maryland; Indianapolis, Indiana; Austin, Texas; Cranford, New Jersey; and Raleigh, North Carolina, is a professional consulting and accounting service provider specializing in health care compliance on behalf of federal and state government agencies. The operating results of Meridian, Primarily Care, Stoltz, Trinity, SEBS-Pruett, Leavitt and PCS are reported in the Employee Services practice group, and the operating results of PHBV are reported in the

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Financial Services practice group. As a result of these acquisitions, revenue of approximately $25.4 million was recorded during the year ended December 31, 2012.

During the year ended December 31, 2012, CBIZ also acquired substantially all of the assets of ProMedical, Inc. (“ProMedical”), a full-service provider of medical billing and practice management services for hospital-based anesthesiology practices, located in Ocala, Florida. This acquired unit was subsequently sold on August 30, 2013 as part of the sale of the MMP. Accordingly, the disclosures below have been restated to exclude the acquisition of ProMedical. The acquisition of ProMedical resulted in recording a $2.2 million contingent liability, which remains the responsibility of CBIZ.

Aggregate consideration for these acquisitions consisted of approximately $74.2 million in cash, $3.6 million in CBIZ Common Stock, $4.5 million in short-term notes payable, $1.7 million in guaranteed future consideration, and $15.4 million in contingent consideration.

The aggregate purchase price for these acquisitions, was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$422
Funds held for clients	39,193
Accounts receivable, net (as adjusted)	7,618
Fixed assets and other	1,300
Identifiable intangible assets	39,300
Accrued liabilities	(5,113)
Client fund obligations	(39,193)
Deferred tax liability	(1,236)

Total identifiable net assets	$42,291
Goodwill (as adjusted)	57,190

Aggregate purchase price	$99,481

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is $18.5 million. CBIZ is required to record the fair value of this obligation at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangement was $15.4 million, of which $4.6 million was recorded in “Contingent purchase price liability — current” and $10.8 million was recorded in “Contingent purchase price liability — non-current” in the consolidated balance sheet at December 31, 2012.

The goodwill of $57.2 million arising from the acquisitions for the year ended December 31, 2012 consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new business .within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. Goodwill totaling $53.0 million is expected to be deductible for income tax purposes.

On February 1, 2012, CBIZ also purchased an employee benefits and consulting client list which is reported in the Employee Services practice group. Aggregate consideration for this client list consisted of up to $2.5 million in cash, which is contingent upon future financial performance of the client list.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In addition, CBIZ paid $25.6 million in cash and issued approximately 402,000 shares of Common Stock and 41,314 shares of Common Stock became issuable during the year ended December 31, 2012 as contingent earnouts for previous acquisitions. During the year ended December 31, 2012, CBIZ also reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $1.1 million due to lower than originally projected future results of the acquired businesses. This reduction of $1.1 million is included in “Other (expense) income, net” in the consolidated statements of comprehensive income. Refer to Note 6 for further discussion of contingent purchase price liabilities.

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

During the year ended December 31, 2011, CBIZ reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $3.5 million due to lower than originally projected future results of the acquired businesses. This reduction of $3.5 million is included in “Other income, net” in the consolidated statements of comprehensive income. See Note 6 for further discussion of contingent purchase price liabilities.

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

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned during the years ended December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Goodwill	$9,575	$57,688

Client lists	$3,819	$40,165

Other intangible assets	$182	$1,450

The additions to goodwill include purchase price adjustments made in 2013 that retrospectively adjusted 2012 goodwill by a total of $1.4 million. These purchase price adjustments resulted from finalizing net working capital arrangements pertaining to two acquisitions made in 2012. The result of these adjustments was a $0.7 million reduction of goodwill for each of the Financial Services and Employee Services operating segments.

As a result of CBIZ’s acquisition activities in 2012, the following table provides unaudited pro forma financial information for CBIZ as if all the acquisitions were acquired on January 1, 2012. The unaudited pro forma financial information includes the effect of financing resulting in interest expense of approximately $2.0 million, amortization expense of $2.6 million resulting from acquired intangible assets, and other adjustments to normalize certain expenses such as benefits, commissions and incentive compensation. The unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the results of operation that would have been obtained had these businesses actually been acquired at January 1, 2012, nor

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

are they intended to be a projection of future results of operations. No pro forma information is presented for the year ended December 31, 2011 due to lack of available data.

	Twelve Months Ended December 31, 2012
	Consolidated As Reported	Pro Forma Adjustments	Pro Forma Consolidated
Revenue	$626,538	$44,879	$671,417
Net income	$31,146	$4,585	$35,731
Earnings per share:
Basic	$0.63	$0.09	$0.72
Diluted	$0.63	$0.09	$0.72
Weighted average common shares outstanding:
Basic	49,002	435	49,437
Diluted	49,252	419	49,671

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

Discontinued Operations

During the year ended December 31, 2013, CBIZ sold all of the issued and outstanding capital stock of CBIZ Medical Management Professionals, Inc. and CBIZ Medical Management, Inc. and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s MMP’s ongoing operations and business for a purchase price of $201.6 million, subject to final working capital adjustments pursuant to a Stock Purchase Agreement among CBIZ Operations, Inc. and Zotec Partners, LLC dated July 26, 2013. Certain adjustments were determined to be necessary to reflect the operating results and financial position of MMP as discontinued operations. These adjustments include an allocation for interest expense and tax expense, as well as an allocation of deferred tax accounts that specifically relate to MMP. The interest charges were based on the assumption that $40.0 million of the credit facility debt was related to MMP, thus the interest related to the $40.0 million was charged to MMP at the respective annual rate of interest for the credit facility. Tax expense was allocated to MMP at its respective individual tax rate. The assets and liabilities of MMP have been consolidated and are included in “Assets of discontinued operations” and “Liabilities of discontinued operations” on the consolidated balance sheets as of December 31, 2012. The results of operations for MMP for the years ended December 31, 2013, 2012 and 2011 are included in “Income for discontinued operations, net of tax,” and the gain on the sale of MMP is recorded in “Gain on sale of discontinued operations, net of tax” on the consolidated statements of comprehensive income.

In addition, during the fourth quarter of 2013, CBIZ made the decision to divest the operations of its property tax business located in Leawood, Kansas, as a result of declining growth and profitability. This business is being held for sale at December 31, 2013, with the results of operations being included in “Income for discontinued operations, net of tax” on the consolidated statements of comprehensive income. This business was previously reported in the Financial Services practice group.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

During the year ended December 31, 2012, CBIZ did not sell any operations. Gains recorded for the year ended December 31, 2012 related to contingent proceeds of $0.1 million for a National Practices operation that was sold during 2010.

During the year ended December 31, 2011, CBIZ sold a business from the Financial Services practice group and will receive contingent proceeds from this sale transaction based on revenue over the three-year period ending December 31, 2014. As part of the sale of this business, CBIZ reduced its goodwill balance by approximately $0.3 million.

Revenue and results from operations of discontinued operations for the years ended December 31, 2013, 2012 and 2011 are separately reported as “Income from operations of discontinued operations, net of tax” in the consolidated statements of comprehensive income and were as follows (in thousands):

	2013	2012	2011
Revenue	$92,007	$139,574	$143,478

Income from operations of discontinued operations before income tax expense	$5,131	$13,548	$14,727
Income tax expense	2,593	5,244	5,873

Income from operations of discontinued operations operations, net of tax	$2,538	$8,304	$8,854

Gains or losses from the sale of discontinued operations are recorded as “Gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of comprehensive income. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned.

Gains on disposals of discontinued operations for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Gain on disposal of discontinued operations, before income tax expense	$107,533	$142	$207
Income tax expense	49,197	52	193

Gain on disposal of discontinued operations, net of tax	$58,336	$90	$14

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

At December 31, 2013 and 2012, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	2013	2012
Assets:
Accounts receivable, net	$1,068	$19,751
Goodwill and other intangible assets, net	0	80,222
Property and equipment, net	0	2,609
Other assets	24	2,544

Assets of discontinued operations	$1,092	$105,126

Liabilities:
Accounts payable	$72	$4,099
Accrued personnel	161	4,256
Accrued expenses	139	2,296
Other liabilities	(2)	3,530

Liabilities of discontinued operations	$370	$14,181

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the consolidated statements of comprehensive income. On December 31, 2013, CBIZ sold its mergers and acquisition business. No gain or loss was recorded as a result of the sale. Gains totaling $0.1 million, $2.8 million and $2.9 million the years ended December 31, 2013, 2012 and 2011, respectively, were recorded and relate to sales made in the respective period, contingent consideration earned on sales made in previous periods, and deferred gains that are recognized as cash payments are received. CBIZ received cash proceeds for divestiture activity totaling $0.1 million, $1.4 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. As a result of the sale of CBIZ’s individual wealth management business on January 1, 2011, goodwill was reduced by $2.2 million.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

21.    Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands, except per share amounts).

	2013
	March 31,	June 30,	September 30,	December 31,
Revenue	$201,189	$172,229	$168,779	$149,836
Operating expenses	159,389	151,091	150,258	147,992

Gross margin	41,800	21,138	18,521	1,844
Corporate general and administrative	9,984	7,649	8,944	7,821

Operating income (loss)	31,816	13,489	9,577	(5,977)
Other income (expense):
Interest expense	(4,056)	(4,145)	(3,815)	(3,358)
Gain on sale of operations, net	18	48	6	7
Other income, net	1,728	515	2,371	3,203

Total other expense, net	(2,310)	(3,582)	(1,438)	(148)

Income (loss) from continuing operations before income tax expense (benefit)	29,506	9,907	8,139	(6,125)
Income tax expense (benefit)	12,385	4,287	2,663	(2,897)

Income (loss) from continuing operations	17,121	5,620	5,476	(3,228)
Income (loss) from operations of discontinued operations, net of tax	1,159	1,622	569	(812)
Gain on disposal of discontinued operations, net of tax	23	1,905	56,315	93

Net income (loss)	$18,303	$9,147	$62,360	$(3,947)

Earnings (loss) per share:
Basic:
Continuing operations	$0.35	$0.11	$0.11	$(0.07)
Discontinued operations	0.02	0.07	1.17	(0.01)

Net income	$0.37	$0.18	$1.28	$(0.08)

Diluted:
Continuing operations	$0.34	$0.11	$0.11	$(0.07)
Discontinued operations	0.02	0.07	1.16	(0.01)

Net income	$0.37	$0.18	$1.27	$(0.08)

Basic weighted average common shares	49,417	49,639	48,504	46,981

Diluted weighted average common shares	49,836	49,929	49,003	46,981

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2012
	March 31,	June 30,	September 30,	December 31,
Revenue	$187,325	$153,936	$149,312	$135,965
Operating expenses	149,172	135,564	136,773	133,977

Gross margin	38,153	18,372	12,539	1,988
Corporate general and administrative	10,545	7,575	7,475	4,615

Operating income (loss)	27,608	10,797	5,064	(2,627)
Other income (expense):
Interest expense	(3,791)	(3,831)	(3,576)	(3,801)
Gain on sale of operations, net	2,590	49	21	106
Other income (expense), net	3,365	(884)	2,542	3,191

Total other income (expense), net	2,164	(4,666)	(1,013)	(504)

Income (loss) from continuing operations before income tax expense (benefit)	29,772	6,131	4,051	(3,131)
Income tax expense (benefit)	12,487	2,267	1,032	(1,715)

Income (loss) from continuing operations	17,285	3,864	3,019	(1,416)
Income from operations of discontinued operations, net of tax	1,478	1,966	2,256	2,604
Gain on disposal of discontinued operations, net of tax	22	18	32	18

Net income	$18,785	$5,848	$5,307	$1,206

Earnings (loss) per share:
Basic:
Continuing operations	$0.35	$0.08	$0.06	$(0.03)
Discontinued operations	0.03	0.04	0.05	0.05

Net income	$0.38	$0.12	$0.11	$0.02

Diluted:
Continuing operations	$0.35	$0.08	$0.06	$(0.03)
Discontinued operations	0.03	0.04	0.05	0.05

Net income	$0.38	$0.12	$0.11	$0.02

Basic weighted average common shares	49,103	49,041	48,895	48,967

Diluted weighted average common shares	49,531	49,244	49,109	48,967

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

22.    Segment Disclosures

CBIZ’s business units have been aggregated into three practice groups: Financial Services, Employee Services and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients, similarity of the regulatory environment and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. A general description of services provided by practice group is provided in the table below.

Financial Services	Employee Services	National Practices
• Accounting • Tax • Financial Advisory • Valuation • Litigation Support • Government Health Care Consulting • Risk Advisory Services • Real Estate Advisory	• Employee Benefits • Property & Casualty • Retirement Plan Services • Payroll Services • Life Insurance • Human Capital Services • Compensation Consulting • Executive Recruiting • Actuarial Services	• Managed Networking and Hardware Services • Health Care Consulting

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

CBIZ operates in the United States and Canada and revenue generated from such operations during the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$690,329	$624,883	$589,605
Canada	1,704	1,655	1,665

Total Revenue	$692,033	$626,538	$591,270

There is no one customer that represents a significant portion of CBIZ’s revenue.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Segment information for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Year Ended December 31, 2013
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$456,649	$204,863	$30,521	$—	$692,033
Operating expenses	395,976	168,696	27,589	16,469	608,730

Gross margin	60,673	36,167	2,932	(16,469)	83,303
Corporate general & admin	—	—	—	34,398	34,398

Operating income (loss)	60,673	36,167	2,932	(50,867)	48,905
Other income (expense):
Interest expense	—	(24)	—	(15,350)	(15,374)
Gain on sale of operations, net	—	—	—	79	79
Other income, net	492	297	1	7,027	7,817

Total other income (expense)	492	273	1	(8,244)	(7,478)

Income (loss) from continuing operations before income tax expense	$61,165	$36,440	$2,933	$(59,111)	$41,427

	Year Ended December 31, 2012
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$410,195	$186,217	$30,126	$—	$626,538
Operating expenses	357,378	155,311	26,713	16,084	555,486

Gross margin	52,817	30,906	3,413	(16,084)	71,052
Corporate general & admin	—	—	—	30,210	30,210

Operating income (loss)	52,817	30,906	3,413	(46,294)	40,842
Other income (expense):
Interest expense	—	(30)	—	(14,969)	(14,999)
Gain on sale of operations, net	—	—	—	2,766	2,766
Other income, net	2,063	1,086	2	5,063	8,214

Total other income (expense)	2,063	1,056	2	(7,140)	(4,019)

Income (loss) from continuing operations before income tax expense	$54,880	$31,962	$3,415	$(53,434)	$36,823

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year Ended December 31, 2011
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$389,743	$171,205	$30,322	$—	$591,270
Operating expenses	336,206	144,528	26,222	11,572	518,528

Gross margin	53,537	26,677	4,100	(11,572)	72,742
Corporate general & admin	—	—	—	31,533	31,533

Operating income (loss)	53,537	26,677	4,100	(43,105)	41,209
Other income (expense):
Interest expense	(2)	(28)	—	(16,017)	(16,047)
Gain on sale of operations, net	—	—	—	2,920	2,920
Other income, net	26	780	10	2,385	3,201

Total other income (expense)	24	752	10	(10,712)	(9,926)

Income (loss) from continuing operations before income tax expense	$53,561	$27,429	$4,110	$(53,817)	$31,283

23.    Subsequent Events

Effective January 1, 2014, CBIZ acquired substantially all the assets of two companies, Clearview National Partners, L.L.C. (“Clearview”) and Centric Insurance Agency (“Centric”). Clearview, located in Waltham, Massachusetts, is a specialized employee benefits broker focused on providing employee benefit solutions to clients with more than 100 employees. Centric, located in New Providence, New Jersey, is an insurance broker providing property and casualty insurance, with a specialty in education and public schools. Annualized revenue for Clearview and Centric is expected to be approximately $2.5 million and $1.6 million, respectively, and will be reported in the Employee Services practice group.

Effective February 1, 2014, CBIZ acquired Lewis, Birch & Ricardo, L.L.C. (“LBR”), located in Tampa, Florida. LBR is a professional tax, accounting and consulting service provider with expertise in matrimonial and family law litigation support, not-for-profit entities and healthcare provider services. Annualized revenue is estimated to be approximately $9.8 million and will be reported in the Financial Services practice group.

Subsequent to December 31, 2013 up to the date of this filing, CBIZ repurchased 456,603 shares at a total cost of approximately $3.9 million under the Rule 10b5-1 trading plan, which allows CBIZ to repurchase shares below a predetermined price per share.

CBIZ, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND

RESERVES FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E
		Additions
	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts	Acquisitions and Divestitures	Charge-offs, Net of Recoveries	Balance at End of Period
Year ended December 31, 2013
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$11,801	$4,767	$—	$—	$(6,390)	$10,178

Year ended December 31, 2012
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$9,170	$5,325	$—	$—	$(2,694)	$11,801

Year ended December 31, 2011
Allowance deducted from assets to which they apply:
Allowance for doubtful accounts	$10,263	$6,507	$—	$—	$(7,600)	$9,170