Form 10-Q
period 2014-03-31
CBIZ, Inc.
filed 2014-05-09
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2014
Common Stock, par value $0.01 per share	49,454,459

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	MARCH 31, 2014	DECEMBER 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,407	$771
Restricted cash	22,173	22,112
Accounts receivable, net	184,452	143,107
Deferred income taxes	6,775	4,640
Other current assets	14,790	14,364
Assets of discontinued operations	860	1,092

Current assets before funds held for clients	233,457	186,086
Funds held for clients	126,787	164,389

Total current assets	360,244	350,475
Property and equipment, net	19,532	19,167
Goodwill and other intangible assets, net	491,908	469,083
Assets of deferred compensation plan	54,958	51,953
Deferred income taxes	—	542
Other assets	5,789	6,238

Total assets	$932,431	$897,458

LIABILITIES
Current liabilities:
Accounts payable	$34,697	$37,529
Income taxes payable	12,161	25
Accrued personnel costs	22,514	38,568
Notes payable	754	1,602
Contingent purchase price liability—current	13,112	12,243
Other current liabilities	16,569	12,766
Liabilities of discontinued operations	250	370

Current liabilities before client fund obligations	100,057	103,103
Client fund obligations	126,752	164,311

Total current liabilities	226,809	267,414
Convertible notes, net	125,992	125,256
Bank debt	91,400	48,500
Income taxes payable	5,123	6,154
Deferred income taxes	872	—
Deferred compensation plan obligations	54,958	51,953
Contingent purchase price liability—non-current	19,841	12,953
Other non-current liabilities	10,420	10,782

Total liabilities	535,415	523,012

STOCKHOLDERS’ EQUITY
Common stock	1,160	1,149
Additional paid-in capital	589,713	580,576
Retained earnings	208,282	190,994
Treasury stock	(401,423)	(397,548)
Accumulated other comprehensive loss	(716)	(725)

Total stockholders’ equity	397,016	374,446

Total liabilities and stockholders’ equity	$932,431	$897,458

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Revenue	$208,908	$201,189
Operating expenses	166,187	159,389

Gross margin	42,721	41,800
Corporate general and administrative expenses	10,259	9,984

Operating income	32,462	31,816
Other income (expense):
Interest expense	(3,433)	(4,056)
Gain on sale of operations, net	8	18
Other income, net	1,975	1,728

Total other expense, net	(1,450)	(2,310)
Income from continuing operations before income tax expense	31,012	29,506
Income tax expense	13,030	12,385

Income from continuing operations after income tax expense	17,982	17,121
(Loss) income from operations of discontinued operations, net of tax	(219)	1,159
(Loss) gain on disposal of discontinued operations, net of tax	(474)	23

Net income	$17,289	$18,303

Earnings (loss) per share:
Basic:
Continuing operations	$0.37	$0.35
Discontinued operations	(0.01)	0.02

Net income	$0.36	$0.37

Diluted:
Continuing operations	$0.34	$0.34
Discontinued operations	(0.01)	0.02

Net income	$0.33	$0.37

Basic weighted average shares outstanding	48,182	49,417

Diluted weighted average shares outstanding	52,618	49,836

Comprehensive Income:
Net income	$17,289	$18,303
Other comprehensive income, net of tax	9	92

Comprehensive income	$17,298	$18,395

See the accompanying notes to the consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Cash flows from operating activities:
Net income	$17,289	$18,303
Adjustments to reconcile net income to net cash used in operating activities:
Loss (gain) from discontinued operations activities, net of tax	693	(1,182)
Gain on sale of operations, net	(8)	(18)
Amortization of discount on notes and deferred financing costs	1,168	1,116
Bad debt expense, net of recoveries	1,248	1,135
Depreciation and amortization expense	4,848	4,625
Adjustment to contingent earnout liability	(940)	919
Deferred income taxes	(2,319)	(2,300)
Employee stock awards	1,390	1,436
Excess tax benefits from share based payment arrangements	(82)	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(61)	(3,635)
Accounts receivable, net	(40,138)	(39,429)
Other assets	(1,123)	3,823
Accounts payable	(2,838)	(1,224)
Income taxes payable/refundable	12,775	12,196
Accrued personnel costs and other liabilities	(12,987)	(9,473)

Net cash used in continuing operations	(21,085)	(13,708)
Operating cash (used in) provided by discontinued operations	(106)	1,580

Net cash used in operating activities	(21,191)	(12,128)

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(15,159)	—
Purchases of client fund investments	(7,900)	(975)
Proceeds from the sales and maturities of client fund investments	4,150	3,345
(Payments on) proceeds from sales of divested and discontinued operations	(466)	73
Net decrease in funds held for clients	41,309	8,152
Additions to property and equipment, net	(1,617)	(1,560)
Other	414	44

Net cash provided by continuing operations	20,731	9,079
Investing cash used in discontinued operations	—	(184)

Net cash provided by investing activities	20,731	8,895

Cash flows from financing activities:
Proceeds from bank debt	129,600	132,400
Payment of bank debt	(86,700)	(118,300)
Net decrease in client fund obligations	(37,560)	(10,522)
Payment of acquired debt	(1,169)	—
Payment of contingent and non-contingent consideration for acquisitions	(2,249)	(1,040)
Payment for acquisition of treasury stock	(3,875)	—
Proceeds from exercise of stock options	5,967	—
Excess tax benefit from exercise of stock awards	82	—

Net cash provided by financing activities	4,096	2,538

Net increase (decrease) in cash and cash equivalents	3,636	(695)
Cash and cash equivalents at beginning of year	771	899

Cash and cash equivalents at end of period	$4,407	$204

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of March 31, 2014 and December 31, 2013, and the consolidated results of their operations and cash flows for the three months ended March 31, 2014 and 2013. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ. See CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion.

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

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured. CBIZ offers a vast array of products and business services to its clients. Those services are delivered through three practice groups. A description of revenue recognition policies is included in the Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”) “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward. The exception to this treatment is as follows: to the extent an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or if the entity is not required to use and does not intend to use the deferred tax asset, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 does not require any additional recurring disclosures. Effective January 1, 2014, CBIZ adopted ASU 2013-11 and as a result reclassified approximately $1.2 million of unrecognized tax benefits to reduce the company’s deferred tax assets. There was no impact to the consolidated statements of comprehensive income as a result of the adoption of ASU 2013-11.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity.” The amendments in ASU 2014-08 change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The update is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014.

2.	Accounts Receivable, Net

Accounts receivable balances at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Trade accounts receivable	$118,151	$109,739
Unbilled revenue	77,505	43,546

Total accounts receivable	195,656	153,285
Allowance for doubtful accounts	(11,204)	(10,178)

Accounts receivable, net	$184,452	$143,107

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Goodwill	$405,308	$384,697
Intangible assets:
Client lists	138,147	132,637
Other intangible assets	8,250	7,956

Total intangible assets	146,397	140,593

Total goodwill and intangibles assets	551,705	525,290
Accumulated amortization:
Client lists	(54,306)	(51,016)
Other intangible assets	(5,491)	(5,191)

Total accumulated amortization	(59,797)	(56,207)

Goodwill and other intangible assets, net	$491,908	$469,083

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Operating expenses	$4,732	$4,551
Corporate general and administrative expenses	116	74

Total depreciation and amortization expense	$4,848	$4,625

5.	Borrowing Arrangements

CBIZ had two primary debt arrangements at March 31, 2014 that provided the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million and a $275 million unsecured credit facility. In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2013 for additional details of CBIZ’s borrowing arrangements.

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

CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Principal amount of notes	$130,000	$130,000
Unamortized discount	(4,758)	(5,494)

Net carrying amount	$125,242	$124,506

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount is being amortized at an annual effective rate of 7.5% over the term of the 2010 Notes, which is five years from the date of issuance. At March 31, 2014, the unamortized discount had a remaining amortization period of approximately 18 months.

2006 Convertible Senior Subordinated Notes

At March 31, 2014, CBIZ still had $750,000 outstanding of its 3.125% Convertible Senior Subordinated Notes that were issued in 2006 (“2006 Notes”). These 2006 Notes are direct, unsecured, senior subordinated obligations of CBIZ. The 2006 Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the three months ended March 31, 2014 and 2013, CBIZ recognized interest expense on the 2010 Notes and 2006 Notes as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Contractual coupon interest	$1,590	$1,590
Amortization of discount	736	684
Amortization of deferred financing costs	180	180

Total interest expense	$2,506	$2,454

Bank Debt

CBIZ maintains a $275 million unsecured credit facility (“credit facility”) with Bank of America as agent for a group of seven participating banks. The balance outstanding under the credit facility was $91.4 million and $48.5 million at March 31, 2014 and December 31, 2013, respectively. Rates for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013
Weighted average rates	2.69%	2.97%

Range of effective rates	1.87% - 3.41%	2.67% - 3.91%

CBIZ had approximately $62.1 million of available funds under the credit facility at March 31, 2014 net of outstanding letters of credit and performance guarantees of $4.4 million. The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The maturity date of the credit facility is June 2015. CBIZ is in compliance with its debt covenants at March 31, 2014.

6.	Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $2.5 million at March 31, 2014 and December 31, 2013. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2014 and December 31, 2013 was $2.3 million and $2.4 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.9 million at March 31, 2014 and December 31, 2013. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

Bonds

In connection with CBIZ’s payroll business and the collection of client funds, CBIZ invests a portion of these funds in corporate and municipal bonds. CBIZ held corporate and municipal bonds with par values totaling $32.7 million and $29.0 million at March 31, 2014 and December 31, 2013, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity dates or callable dates ranging from May 2014 through November 2019, and are included in “Funds held for clients” on the consolidated balance sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the three months ended March 31, 2014 and the twelve months ended December 31, 2013 (in thousands):

	Three Months Ended March 31, 2014	Twelve Months Ended December 31, 2013
Fair value at beginning of period	$30,011	$29,776
Purchases	7,900	5,650
Sales	—	(845)
Maturities and calls	(4,150)	(4,050)
Increase (decrease) in bond premium	840	(270)
Fair market value adjustment	(35)	(250)

Fair value at end of period	$34,566	$30,011

Interest Rate Swaps

CBIZ uses interest rate swaps to manage interest rate risk exposure primarily through converting portions of floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. CBIZ does not enter into derivative instruments for trading or speculative purposes. See the Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion on CBIZ’s interest rate swaps.

At March 31, 2014 and December 31, 2013, the interest rate swap was classified as a liability. The following table summarizes CBIZ’s outstanding interest rate swap and its classification on the consolidated balance sheets at March 31, 2014 and December 31, 2013 (in thousands).

	March 31, 2014
	Notional	Fair	Balance Sheet
	Amount	Value(2)	Location
Interest rate swap(1)	$40,000	$(363)	Other current and non-current liabilities

	December 31, 2013
	Notional	Fair	Balance Sheet
	Amount	Value(2)	Location
Interest rate swap(1)	$40,000	$(452)	Other current and non-current liabilities

(1)	Represents interest rate swap with a notional value of $40.0 million, of which $15.0 million will expire in June 2014 and the remaining $25.0 million will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and receives interest that varies with the three-month LIBOR.
(2)	See additional disclosures regarding fair value measurements in Note 8.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table summarizes the effects of the interest rate swap on CBIZ’s consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013 (in thousands).

	Gain Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Interest Expense
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Interest rate swap	$56	$65	$117	$111

8.	Fair Value Measurements

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

The following table summarizes CBIZ’s assets and liabilities at March 31, 2014 and December 31, 2013 that are measured at fair value on a recurring basis subsequent to initial recognition, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	March 31, 2014	December 31, 2013
Deferred compensation plan assets	1	$54,958	$51,953
Corporate and municipal bonds	1	$34,566	$30,011
Interest rate swaps	2	$(363)	$(452)
Contingent purchase price liabilities	3	$(32,953)	$(25,196)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the three months ended March 31, 2014, there were no transfers between the valuation hierarchy Levels 1, 2 or 3. The following table summarizes the change in fair values of the Company’s contingent purchase price liabilities identified as Level 3 for the three months ended March 31, 2014 and 2013 (pre-tax basis) (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Beginning balance – January 1	$(25,196)	$(30,012)
Additions from business acquisitions	(10,191)	—
Payment of contingent purchase price liabilities	1,494	980
Change in fair value of contingencies	959	(887)
Change in net present value of contingencies	(19)	(32)

Ending balance – March 31	$(32,953)	$(29,951)

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

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Convertible Notes	$750	$750	$750	$750
2010 Convertible Notes	$125,242	$174,031	$124,506	$173,779

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

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net unrealized (loss) gain on available-for-sale securities, net of income tax (benefit) expense of ($11) and $26, respectively	$(33)	$41
Net unrealized gain on interest rate swaps, net of income tax expense of $33 and $39, respectively	56	65
Foreign currency translation	(14)	(14)

Total other comprehensive income	$9	$92

Accumulated other comprehensive loss, net of tax, was approximately $0.7 million at March 31, 2014 and December 31, 2013. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

10.	Employer Share Plans

CBIZ has granted various stock-based awards under its 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan, which is described in further detail in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2013. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	$649	$719
Restricted stock awards	741	717

Total stock-based compensation expense	$1,390	$1,436

Stock award activity during the three months ended March 31, 2014 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant- Date Fair Value (1)
Outstanding at beginning of year	6,035	$6.88	1,083	$6.48
Granted	—	—	84	$8.86
Exercised or released	(757)	$7.88	(77)	$6.32
Expired or canceled	(13)	$6.81	—	—

Outstanding at March 31, 2014	5,265	$6.74	1,090	$6.67

Exercisable at March 31, 2014	1,936	$7.12

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations for the three months ended March 31, 2014 and 2013 (in thousands, except per share data).

	Three Months Ended March 31,
	2014	2013
Numerator:
Income from continuing operations after income tax expense	$17,982	$17,121

Denominator:
Basic
Weighted average common shares outstanding	48,182	49,417

Diluted
Stock options (1)	865	25
Restricted stock awards (1)	414	342
Contingent shares (2)	100	52
Convertible senior subordinated notes (3)	3,057	—

Diluted weighted average common shares outstanding	52,618	49,836

Basic earnings per share from continuing operations	$0.37	$0.35

Diluted earnings per share from continuing operations	$0.34	$0.34

(1)	A total of 0.3 million and 7.4 million stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, as their effect would be anti-dilutive.
(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.
(3)	The dilutive impact of potential shares to be issued related to the 2010 Notes based on the average share price for the first quarter of 2014, which exceeded the conversion price of $7.41.

12.	Acquisitions

During the first quarter of 2014, CBIZ acquired substantially all of the assets of three businesses. Centric Insurance Agency (“Centric”), located in New Providence, New Jersey, is an insurance broker providing property and casualty insurance, with a specialty in education and public schools. Clearview National Partners, LLC (“Clearview”), located in Waltham, Massachusetts, is a specialized employee benefits broker focused on providing employee benefit solutions to clients with more than 100 employees. Lewis Birch & Richardo, LLC (“LBR”), located in Tampa Bay, Florida, is a professional tax, accounting and consulting service provider with significant experience and expertise in matrimonial and family law litigation support, not-for-profit entities and healthcare provider services. The operating results of Centric and Clearview are reported in the Employee Services practice group and the operating results of LBR are reported in the Financial Services practice group. Aggregate consideration for these acquisitions consisted of approximately $16.5 million in cash, $1.9 million in CBIZ common stock, and $10.2 million in contingent consideration.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$131
Accounts receivable, net	1,555
Work in process, net	900
Other assets	110
Identifiable intangible assets	5,803
Current liabilities	(485)

Total identifiable net assets	$8,014
Goodwill	20,610

Aggregate purchase price	$28,624

Under the terms of the acquisition agreement, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is $10.9 million. CBIZ is required to record the fair value of this obligation at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangement was $10.2 million, which was recorded in the consolidated balance sheet at March 31, 2014. The goodwill of $20.6 million arising from the acquisition in the current year consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new business within the CBIZ organization, including cross-selling opportunities expected with the Company’s Employee Services and Financial Services practice groups, to help strengthen the Company’s existing service offerings and expand market position. Goodwill recognized is deductible for income tax purposes.

In addition, CBIZ paid $1.5 million in cash during the first quarter of 2014 as contingent earnouts for previous acquisitions. During the first quarter of 2014, CBIZ also reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $1.0 million due to lower than originally projected future results of the acquired businesses. This reduction of $1.0 million is included in “Other income, net” in the consolidated statements of comprehensive income.

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

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned on prior period acquisitions during the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Goodwill	$20,610	$217
Client lists	$5,510	$—
Other intangible assets	$293	$—

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13.	Discontinued Operations and Divestitures

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

Discontinued Operations

Revenue and results from operations of discontinued operations are separately reported as “(Loss) income from operations of discontinued operations, net of tax” in the consolidated statements of comprehensive income. For the first quarter of 2014, the loss on operations of discontinued operations represents the results from the Company’s property tax business located in Leawood, Kansas that was discontinued in December of 2013 and is currently held for sale. For the first quarter of 2013, the income from operations of discontinued operations relates to the results of CBIZ’s Medical Management Professionals’ practice group that was discontinued and sold in August of 2013, as well as the results of the Leawood, Kansas property tax business.

For the three months ended March 31, 2014 and 2013, revenue and results from operations of discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$54	$33,592

(Loss) income from operations of discontinued operations, before income tax (benefit) expense	$(351)	$1,870
Income tax (benefit) expense	(132)	711

(Loss) income from operations of discontinued operations, net of tax	$(219)	$1,159

Losses and gains from the sale of discontinued operations are recorded as “(Loss) gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of comprehensive income. In addition, proceeds that are contingent upon a divested operation’s actual future performance are recorded as “(Loss) gain on disposal of discontinued operations, net of tax” in the period they are earned. During the first quarters of 2014 and 2013, CBIZ did not discontinue the operations of any of its businesses and did not sell any operations. For the first quarter of 2014, the loss recorded in disposal of discontinued operations represented the finalization of the working capital adjustment related to the sale of CBIZ’s Medical Management Professionals’ practice group that was sold in August of 2013. The gains recorded in the first quarter of 2013 related to contingent proceeds on sales of discontinued operations that occurred in prior periods.

For the three months ended March 31, 2014 and 2013, losses and gains on the disposal of discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
(Loss) gain on disposal of discontinued operations, before income tax (benefit) expense	$(874)	$36
Income tax (benefit) expense	(400)	13

(Loss) gain on disposal of discontinued operations, net of tax	$(474)	$23

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At March 31, 2014 and December 31, 2013, the assets and liabilities of businesses classified as discontinued operations consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Assets:
Accounts receivable, net	$835	$1,068
Other current assets	25	24

Assets of discontinued operations	$860	$1,092

Liabilities:
Accounts payable	$41	$72
Accrued personnel	71	161
Accrued expenses	138	137

Liabilities of discontinued operations	$250	$370

Divestitures

Gains and losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the consolidated statements of comprehensive income.

14.	Segment Disclosures

CBIZ’s business units have been aggregated into three practice groups: Financial Services, Employee Services, and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment in which they operate; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. A general description of services provided by practice group is provided in the following table:

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

Accounting policies of the practice groups are the same as those described in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2013. Upon consolidation, all intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding those costs listed above, which are reported in “Corporate and Other”. Segment information for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended March 31, 2014
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$145,420	$56,109	$7,379	$—	$208,908
Operating expenses	110,022	45,735	6,633	3,797	166,187

Gross margin	35,398	10,374	746	(3,797)	42,721
Corporate general & admin	—	—	—	10,259	10,259

Operating income (loss)	35,398	10,374	746	(14,056)	32,462
Other income (expense):
Interest expense	—	(8)	—	(3,425)	(3,433)
Gain on sale of operations, net	—	—	—	8	8
Other income, net	99	286	—	1,590	1,975

Total other income (expense)	99	278	—	(1,827)	(1,450)

Income (loss) from continuing operations before income tax expense	$35,497	$10,652	$746	$(15,883)	$31,012

	Three Months Ended March 31, 2013
	Financial Services	Employee Services	National Practices	Corporate And Other	Total
Revenue	$140,925	$52,778	$7,486	$—	$201,189
Operating expenses	104,882	42,622	6,950	4,935	159,389

Gross margin	36,043	10,156	536	(4,935)	41,800
Corporate general & admin	—	—	—	9,984	9,984

Operating income (loss)	36,043	10,156	536	(14,919)	31,816
Other income (expense):
Interest expense	—	(8)	—	(4,048)	(4,056)
Gain on sale of operations, net	—	—	—	18	18
Other income, net	37	101	—	1,590	1,728

Total other income (expense)	37	93	—	(2,440)	(2,310)

Income (loss) from continuing operations before income tax expense	$36,080	$10,249	$536	$(17,359)	$29,506

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “our”, “CBIZ”, or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at March 31, 2014 and December 31, 2013, and results of operations and cash flows for the three months ended March 31, 2014 and 2013, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

CBIZ provides professional business services, products and solutions that help its clients grow and succeed by better managing their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services, and National Practices. See Note 14 to the accompanying consolidated financial statements for a general description of services provided by each practice group.

See the Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of CBIZ’s business and strategies, as well as the external relationships and regulatory factors that currently impact the Company’s operations.

Executive Summary

Revenue for the first quarter of 2014 was $208.9 million compared to $201.2 million for the same period last year, an increase of 3.8%. Same-unit revenue increased by 1.4%, or $2.9 million in the first quarter compared to the first quarter last year. Revenue from newly acquired operations contributed $4.8 million, or 2.4% of revenue growth, compared to the same period a year ago. Income from continuing operations increased 5% to $18.0 million for the first quarter of 2014 compared to $17.1 million for the same period a year ago. Earnings per diluted share from continuing operations were $0.34 for the first quarters of 2014 and 2013. Earnings per diluted share for the first quarter of 2014 was negatively impacted by $0.02 due to an increase in the common stock equivalents to the dilutive share count primarily related to the 4.875% Convertible Senior Subordinated Notes issued in 2010. Additionally, the Financial Services practice group was negatively impacted in the first quarter of 2014 by severe weather conditions and scope changes in certain government consulting contracts.

Non-GAAP earnings per diluted share were $0.46 and $0.50 for the first quarters of 2014 and 2013, respectively. CBIZ believes Non-GAAP earnings per diluted share illustrates the impact of certain non-cash charges or credits to income from continuing operations and is a useful performance measure for the Company, its analysts and its stockholders. Non-GAAP earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”), otherwise known as a Non-GAAP measure. As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations.” Reconciliations for the three months ended March 31, 2014 and 2013 are provided in the “Results of Operations – Continuing Operations” section that follows.

During the first quarter of 2014, CBIZ acquired three business: Clearview National Partners, L.L.C. (“Clearview”), Centric Insurance Agency (“Centric”), and Lewis, Birch & Ricardo, L.L.C. (“LBR”). Clearview is located in Waltham, Massachusetts, and is a specialized employee benefits broker. Centric is an insurance broker located in New Providence, New Jersey, that provides property and casualty insurance, with a specialty in education institutions and public schools. LBR is a professional tax, accounting and consulting service provider located in Tampa, Florida, with significant experience and expertise in family law litigation support, not-for-profit entities and healthcare providers. Annual revenues for Clearview and Centric are estimated to be $2.5 million and $1.6 million, respectively, and will be reported in the Employee Services practice group. Annual revenues for LBR are estimated to be $9.8 million and will be reported in the Financial Services practice group.

On February 13, 2014, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ outstanding common stock in the open market or in privately negotiated purchases through March 31, 2015. During the first quarter of 2014, CBIZ purchased approximately 0.5 million shares of its common stock at a total cost of $3.9 million.

Results of Operations – Continuing Operations

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on March 1, 2013, revenue for the month of March would be included in same-unit revenue for the first quarter of both years; revenue for the period January 1, 2014 through February 28, 2014 would be reported as revenue from acquired businesses.

Three Months Ended March 31, 2014 and 2013

Revenue

The following table summarizes total revenue for the three months ended March 31, 2014 and 2013 (in thousands, except percentages).

	THREE MONTHS ENDED MARCH 31,
	2014	% of Total	2013	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$142,625	68.3%	$140,925	70.1%	$1,700	1.2%
Employee Services	54,086	25.9%	52,778	26.2%	1,308	2.5%
National Practices	7,379	3.5%	7,486	3.7%	(107)	(1.4)%

Total same-unit revenue	204,090	97.7%	201,189	100%	2,901	1.4%
Acquired businesses	4,818	2.3%	—	—	4,818

Total revenue	$208,908	100.0%	$201,189	100.0%	$7,719	3.8%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Gross margin and operating expenses – Operating expenses increased by $6.8 million to $166.2 million for the first quarter of 2014 from $159.4 million for the comparable period of 2013, and increased as a percentage of revenue to 79.6% for the first quarter of 2014 from 79.2% for the first quarter of 2013. The primary components of operating expenses for the first quarters of 2014 and 2013 are illustrated in the following table:

	THREE MONTHS ENDED MARCH 31,
	2014		2013
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	78.0%	62.0%	76.6%	60.7%	1.3%
Occupancy costs	5.9%	4.7%	6.0%	4.7%	—
Depreciation and amortization	2.8%	2.3%	2.9%	2.3%	—
Travel and related costs	3.8%	3.0%	3.7%	3.0%	—
Professional fees	0.9%	0.7%	1.2%	1.0%	(0.3)%
Other (1)	8.2%	6.6%	8.2%	6.4%	0.2%

Subtotal	99.6%	79.3%	98.6%	78.1%	1.2%
Deferred compensation	0.4%	0.3%	1.4%	1.1%	(0.8)%

Total operating expenses	100.0%	79.6%	100.0%	79.2%	0.4%

Gross margin		20.4%		20.8%	(0.4)%

(1)	Other operating expenses include office expenses, equipment costs, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The increase in operating expenses as a percentage of revenue attributable to personnel costs was primarily due to investments in personnel to support business development, as well as staff merit increases. In addition, increases in personnel costs in the federal and state governmental health care consulting business were a result of an increase in headcount to support the business rather than using third-party consultants, which resulted in a decrease in professional fees. The increase or decrease in personnel costs as a percentage of revenue experienced by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Corporate general and administrative expenses – Corporate general and administrative (“G&A”) expenses increased by $0.3 million to $10.3 million for the first quarter of 2014 from $10.0 million for the comparable period of 2013, but decreased as a percentage of revenue to 4.9% for the first quarter of 2014 from 5.0% for the first quarter of 2013. The primary components of G&A expenses for the first quarters of 2014 and 2013 are illustrated in the following table:

	THREE MONTHS ENDED MARCH 31,
	2014		2013
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	61.8%	3.0%	61.3%	3.0%	—
Professional services	13.8%	0.7%	13.0%	0.6%	0.1%
Computer costs	4.9%	0.2%	5.4%	0.3%	(0.1)%
Occupancy costs	2.1%	0.1%	2.0%	0.1%	—
Travel and related costs	2.8%	0.1%	2.4%	0.1%	—
Depreciation and amortization	1.1%	0.1%	0.7%	—	0.1%
Other (1)	12.5%	0.7%	12.4%	0.8%	(0.1)%

Subtotal	99.0%	4.9%	97.2%	4.9%	—
Deferred compensation costs	1.0%	—	2.8%	0.1%	(0.1)%

Total G&A expenses	100.0%	4.9%	100.0%	5.0%	(0.1)%

(1)	Other G&A expenses include office expenses, equipment costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

Interest expense – Interest expense decreased by $0.7 million to $3.4 million for the first quarter of 2014 from $4.1 million for the comparable period in 2013. The decrease in interest expense was primarily due to a decrease in the average debt balance outstanding under the credit facility to $74.2 million for the first quarter of 2014 compared to $210.6 million for the first quarter of 2013 as well as a decrease in the weighted average interest rate to 2.7% for the first quarter of 2014 compared to 3.0% for the first quarter of 2013.

Other income, net – Other income, net was $2.0 million and $1.7 million for the first quarters of 2014 and 2013, respectively. Adjustments to the investments held in a rabbi trust related to the deferred compensation plan do not impact CBIZ’s net income as they are offset by the corresponding increase to compensation expense which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income. The primary components of other income, net for the first quarters of 2014 and 2013 are illustrated in the following table:

	THREE MONTHS ENDED MARCH 31,
	2014	2013	$ Change
	(In thousands, except percentages)
Deferred compensation costs	$717	$2,503	$(1,786)
Adjustments to contingent liabilities	959	(887)	1,846
Other	299	112	187

Total other income, net	$1,975	$1,728	$247

Income tax expense – CBIZ recorded income tax expense from continuing operations of $13.0 million and $12.4 million for the first quarters of 2014 and 2013, respectively. The effective tax rate for each of the first quarters of 2014 and 2013 was 42.0%.

Earnings per share and Non-GAAP earnings per share – Earnings per diluted share from continuing operations were $0.34 for each of the three months ended March 31, 2014 and 2013, and Non-GAAP earnings per diluted share were $0.46 and $0.50 for the three months ended March 31, 2014 and 2013, respectively. Earnings per diluted share for the first quarter of 2014 was negatively impacted by $0.02 due to an increase in the common stock equivalents to the dilutive share count primarily related to the 4.875% Convertible Senior Subordinated Notes issued in 2010. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP. The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and earnings per diluted share from continuing operations to Non-GAAP earnings per diluted share for the three months ended March 31, 2014 and 2013.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	THREE MONTHS ENDED MARCH 31,
	2014	Per Share	2013	Per Share
	(In thousands, except per share data)
Income from continuing operations	$17,982	$0.34	$17,121	$0.34
Selected non-cash charges:
Amortization	3,591	0.07	3,456	0.07
Depreciation (1)	1,257	0.02	1,169	0.02
Non-cash interest on convertible notes	736	0.02	684	0.02
Stock-based compensation	1,390	0.03	1,436	0.03
Adjustment to contingent earnouts	(959)	(0.02)	887	0.02

Non-cash charges	$6,015	$0.12	$7,632	$0.16

Non-GAAP earnings – continuing operations	$23,997	$0.46	$24,753	$0.50

(1)	Capital spending was $1.6 million for both of the three month periods ended March 31, 2014 and 2013.

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services, and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	THREE MONTHS ENDED MARCH 31,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$142,625	$140,925	$1,700	1.2%
Acquired businesses	2,795	—	2,795

Total revenue	$145,420	$140,925	$4,495	3.2%
Operating expenses	110,022	104,882	5,140	4.9%

Gross margin	$35,398	$36,043	$(645)	(1.8)%

Gross margin percent	24.3%	25.6%

The increase in same-unit revenue was primarily the result of stronger performance in the core accounting units, which increased 1.3%, and to a lesser degree due to the units that provide national services, which increased 0.9%. While growth in the accounting units was primarily due to non-attest work, it was slower than anticipated due to weather-related office closures in 2014, which impacted revenue by approximately $1.0 million. Growth in the national units was primarily due to increased project work in the federal and state governmental health care compliance business.

The growth in revenue from acquisitions was provided by:

•	Knight Field Fabry, LLP, located in Denver, Colorado, that was acquired in the fourth quarter of 2013.

•	Lewis Birch and Ricardo, LLC located in Tampa, Florida, that was acquired in the first quarter of 2014.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $45.4 million and $45.1 million for the quarters ended March 31, 2014 and 2013, respectively.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs. Personnel costs increased $5.1 million during the first quarter of 2014 compared to the same period in 2013, and represented 80.8% and 79.9% of total operating expenses and 61.1% and 59.5% of revenue for the first quarters of 2014 and 2013, respectively. Approximately $3.9 million of the increase pertained to same-unit personnel costs related to staff compensation increases and investments in headcount to support business development in the federal and state governmental health care compliance business in lieu of utilizing third-party consultants. The remaining increase of $1.5 million was associated with the acquisitions. Occupancy costs are relatively fixed in nature and were $6.5 million, or 4.5% and 4.6% of revenue, for the first quarters of 2014 and 2013, respectively. Travel and related costs were $3.6 million for the first quarters of 2014 and 2013, or 2.6% of total revenue in both of the comparable quarters.

Employee Services

	THREE MONTHS ENDED MARCH 31,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$54,086	$52,778	$1,308	2.5%
Acquired businesses	2,023	—	2,023

Total revenue	$56,109	$52,778	$3,331	6.3%
Operating expenses	45,735	42,622	3,113	7.3%

Gross margin	$10,374	$10,156	$218	2.1%

Gross margin percent	18.5%	19.2%

The increase in same-unit revenue was primarily attributable to increases in the Company’s employee benefits, property and casualty, payroll, and retirement plan consulting businesses, offset by a decrease in the life insurance business. The employee benefits business increased 2.9% due to strong client retention and growth from new clients in the fourth quarter of 2013 and the first quarter of 2014. Property and casualty revenues increased 2.7% primarily due to strong performance within the specialty program businesses and an increase in volume-based carrier bonus payments. The payroll business revenues increased 2.8% due to higher pricing coupled with an increase in processing volume for payroll and related services. Retirement consulting revenues increased 9.0% due to favorable equity market conditions as advisory fees are typically earned on plan asset balances, which have grown over the prior year and an increase in demand for actuarial consulting services. These increases were partially offset by a decline in the life insurance business of $0.4 million due to the inconsistent nature in the demand for life insurance plans.

The growth in revenue from acquisitions was provided by:

•	Associated Insurance Agents, a property and casualty and employee benefits business located in Minneapolis, Minnesota, that was acquired in the second quarter of 2013.

•	Clearview National Partners, Inc., an employee benefits broker located in Waltham, MA, that was acquired in the first quarter of 2014.

•	Centric Insurance Agency, a property and casualty firm located in New Providence, NJ, that was acquired in the first quarter of 2014.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 81.7% and 82.4% of total operating expenses for the quarters ended March 31, 2014 and 2013, respectively. Excluding costs related to the acquired businesses of $0.9 million, personnel costs increased approximately $1.3 million, primarily due to commissions paid out to producers relating to the increased revenue in employee benefits, payroll, and retirement services businesses. Occupancy costs are relatively fixed in nature and were $2.9 million and $2.8 million for the quarters ended March 31, 2014 and 2013, respectively. The increase in occupancy costs was primarily due to business acquisitions.

National Practices

	THREE MONTHS ENDED MARCH 31,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,379	$7,486	$(107)	(1.4)%
Operating expenses	6,633	6,950	(317)	(4.6)%

Gross margin	$746	$536	$210	39.2%

Gross margin percent	10.1%	7.2%

The decrease in revenue during the first quarter of 2014 compared to 2013 was primarily attributable to a decrease in CBIZ’s healthcare consulting services as a result of decrease of service renewals in the Medicaid eligibility business. Operating expenses for the National Practices group primarily consist of personnel costs, occupancy costs, and travel and related costs, which represent 96.4% and 95.1% of total operating expenses for the three months ended March 31, 2014 and 2013, respectively. The sale of CBIZ’s mergers and acquisitions business on December 31, 2013 resulted in a $0.2 million decrease in operating expenses while the remaining decrease of $0.1 million was due to a reduction in headcount in reaction to the decrease in Medicaid eligibility renewals. The sale of the mergers and acquisitions business had no impact on revenue as the mergers and acquisitions business had no revenue for the first quarter of 2013.

Financial Condition

Total assets were $932.4 million at March 31, 2014, an increase of $35.0 million versus December 31, 2013. Current assets of $360.2 million exceeded current liabilities of $226.8 million by $133.4 million.

Cash and cash equivalents increased by $3.6 million to $4.4 million at March 31, 2014 from $0.8 million at December 31, 2013. Restricted cash was $22.2 million at March 31, 2014, an increase of $0.1 million from the December 31, 2013 balance of $22.1 million. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority businesses and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and payments.

Accounts receivable, net, were $184.5 million at March 31, 2014, an increase of $41.3 million from December 31, 2013 due to the cyclical nature of CBIZ’s Financial Services business. Days sales outstanding (“DSO”) from continuing operations was 93 days, 74 days and 89 days at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. DSO represents accounts receivable (before the allowance for doubtful accounts) and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $14.8 million and $14.4 million at March 31, 2014 and December 31, 2013, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

Funds held for clients and the corresponding client fund obligations primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts from clients and the subsequent cash payments. Client fund obligations can differ from funds held for clients due to changes in the market value of the underlying investments. The nature of these accounts is further described in Note 1 to the consolidated financial statements included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2013.

Property and equipment, net, increased by $0.3 million to $19.5 million at March 31, 2014 from $19.2 million at December 31, 2013. The increase is primarily the result of capital expenditures of $1.6 million offset by depreciation and amortization expense of $1.3 million during the first quarter of 2014. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $22.8 million at March 31, 2014 from December 31, 2013. The increase was comprised of $26.4 million of additions to goodwill and intangible assets resulting from acquisitions during the first quarter of 2014, partially offset by $3.6 million of amortization expense.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $55.0 million and $52.0 million at March 31, 2014 and December 31, 2013, respectively. The increase in assets of the deferred compensation plan of $3.0 million consisted of net participant contributions of $2.3 million and an increase in the fair value of the investments of $0.7 million for the three months ended March 31, 2014. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accounts payable balances of $34.7 million and $37.5 million at March 31, 2014 and December 31, 2013, respectively, reflect amounts due to suppliers and vendors. Accounts payable balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $22.5 million and $38.6 million at March 31, 2014 and December 31, 2013, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable – current decreased by $0.8 million to $0.8 million at March 31, 2014 from $1.6 million at December 31, 2013. Notes payable balances and activity are primarily attributable to notes and guaranteed payments related to business acquisitions. During the three months ended March 31, 2014, payments of $0.8 million were made on these notes.

Contingent purchase price liabilities (current and non-current) are comprised of purchase price liabilities that result from business acquisitions. Contingent purchase price liabilities (current and non-current) increased by $7.8 million at March 31, 2014 from December 31, 2013. The increase in the contingent liability was due to additions of $10.2 million from current year acquisitions partially offset by payments of $1.5 million and adjustments to the fair value of the liability of $1.0 million.

Other liabilities (current and non-current) increased by $3.5 million to $27.0 million at March 31, 2014 from $23.5 million at December 31, 2013. The increase was primarily attributable to an increase of $1.6 million in accrued interest on CBIZ’s debt instruments due to timing of payments, an increase of $1.3 million related to the self-funded health insurance plan resulting from the timing of claim payments, and an increase of $0.3 million in accrued lease costs resulting from new lease agreements.

Income taxes payable – current was $12.2 million and $25 thousand at March 31, 2014 and December 31, 2013, respectively. Income taxes payable – current primarily represents the provision for current income taxes less estimated tax payments. Income taxes payable – non-current at March 31, 2014 and December 31, 2013 was $5.1 million and $6.2 million, respectively, and represents the accrual for uncertain tax positions.

CBIZ’s convertible notes are carried at face value less any unamortized discount. The $0.7 million increase in the carrying value of the convertible notes at March 31, 2014 versus December 31, 2013 represents amortization of the discount which is recognized as non-cash interest expense in the consolidated statements of comprehensive income. The convertible notes are further disclosed in Note 5 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility increased $42.9 million to $91.4 million at March 31, 2014 from $48.5 million at December 31, 2013. This increase was primarily attributable to the seasonal use of cash that typically occurs in CBIZ’s first fiscal quarter related to the Financial Services practice group.

Stockholders’ equity increased by $22.6 million to $397.0 million at March 31, 2014 from $374.4 million at December 31, 2013. The increase was primarily attributable to net income of $17.3 million, CBIZ’s stock award programs which contributed $7.1 million, and the issuance of $2.1 million in common shares related to business acquisitions. These increases were offset by open market share repurchase activity of approximately $3.9 million.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $275 million unsecured credit facility and $130 million in 2010 Notes.

CBIZ maintains a $275 million unsecured credit facility with Bank of America as agent bank for a group of seven participating banks. At March 31, 2014, CBIZ had $91.4 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $4.4 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $62.1 million at March 31, 2014. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including working capital requirements and capital expenditures.

The credit facility also allows for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of March 31, 2014. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering securities or debt through public or private markets.

Sources and Uses of Cash

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Total cash provided by (used in):
Operating activities	$(21,191)	$(12,128)
Investing activities	20,731	8,895
Financing activities	4,096	2,538

(Decrease) increase in cash and cash equivalents	$3,636	$(695)

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

For the first quarter of 2014, cash used by operating activities was $21.2 million and was primarily due to changes in working capital of $44.4 million. The use of working capital cash was primarily a result of increased accounts receivable and the timing of payments on payables and personnel costs, offset partially by the increase in the tax liability based on the quarterly earnings. Offsetting these uses of cash for the first quarter of 2014 were net income of $17.3 million, a net loss on the sale of discontinued operations transactions of $0.7 million and non-cash adjustments to net income of approximately $5.3 million. The loss on the discontinued operations transactions was primarily the final working capital adjustment related to the sale of MMP.

For the first quarter of 2013, cash used by operating activities was $12.1 million and was primarily due to changes in working capital of $37.7 million and a net gain on the sale of operations and discontinued operations transactions of $1.2 million, which primarily related to the operating activities of MMP and the property tax business located in Leawood, Kansas, both of which were recorded as discontinued operations in 2013. The use of working capital cash was primarily a result of increased accounts receivable and the timing of payments on payables and personnel costs, offset partially by the increase in the tax liability based on the quarterly earnings. Offsetting these uses of cash for the first quarter of 2013 were net income of $18.3 million and non-cash adjustments to net income of approximately $6.9 million. Cash provided by discontinued operations was $1.6 million.

Investing Activities

CBIZ’s investing activities typically consist of: payments for business acquisitions and client lists, purchases of capital equipment, net activity related to funds held for clients, and proceeds received from sales of divestitures and discontinued operations. Capital expenditures consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.

Investing sources of cash during the first quarter of 2014 consisted of $37.6 million in net activity related to funds held for clients, partially offset by $15.2 million of net cash used for business acquisitions and contingent payments on prior acquisitions, $1.6 million for capital expenditures and $0.5 million of payments made related to discontinued operations transactions.

Investing sources of cash during the first quarter of 2013 consisted of $10.5 million in net activity related to funds held for clients, which was partially offset by $1.6 million for capital expenditures.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, payments of contingent consideration on business acquisitions, net change in client fund obligations, and proceeds from the exercise of stock options.

Net cash provided by financing activities during the first quarter of 2014 was primarily from net borrowings from the credit facility of $42.9 million and $6.0 million in proceeds from the exercise of stock options. These sources of cash were partially offset by $37.6 million in net activity related to client fund obligations, $3.9 million used to repurchase shares of CBIZ common stock, $2.2 million in payments for contingent consideration and guaranteed payments related to business acquisitions and $1.2 million for repayment of debt that was acquired from business acquisitions.

Net cash provided by financing activities during the first quarter of 2013 was primarily from net borrowings from the credit facility of $14.1 million. Partially offsetting this source of cash was $10.5 million in net activity related to client fund obligations and $1.0 million in payments for contingent consideration related to business acquisitions.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations at March 31, 2014 for the next five years and thereafter is set forth below (in thousands):

	Total	2014 (1)	2015	2016	2017	2018	Thereafter
Convertible notes(2)	$130,750	$—	$130,000	$750	$—	$—	$—
Interest on convertible notes	12,736	6,362	6,362	12	—	—	—
Credit facility(3)	91,400	—	91,400	—	—	—	—
Income taxes payable(4)	17,284	12,161	5,123	—	—	—	—
Notes payable	754	754	—	—	—	—	—
Contingent purchase price liabilities(5)	32,953	11,205	12,016	8,287	1,445	—	—
Restructuring lease obligations(6)	4,233	901	1,239	1,135	451	467	40
Non-cancelable operating lease obligations(6)	149,361	23,880	30,174	28,016	22,389	17,438	27,464
Letters of credit in lieu of cash security deposits	2,516	250	—	834	—	1,387	45
Performance guarantees for non-consolidated affiliates	1,934	1,934	—	—	—	—	—
License bonds and other letters of credit	2,277	1,482	777	8	10	—	—

Total	$446,198	$58,929	$277,091	$39,042	$24,295	$19,292	$27,549

(1)	Represents contractual obligations from April 1, 2014 to December 31, 2014.
(2)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of the convertible notes on June 1, 2016 and can be redeemed by the Company at anytime.
(3)	Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.
(4)	Does not reflect $5.6 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.
(5)	Represents contingent earnout liability that is expected to be paid over the next six years resulting from business acquisitions.
(6)	Excludes cash expected to be received under subleases.

Off-Balance Sheet Arrangements

CBIZ maintains administrative service agreements with independent CPA firms (as described more fully in the Annual Report on Form 10-K for the year ended December 31, 2013), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact to CBIZ is not material to the financial condition, results of operations, or cash flows of CBIZ.

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.9 million at March 31, 2014 and December 31, 2013. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.5 million at March 31, 2014 and December 31, 2013. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2014 and December 31, 2013 totaled $2.3 million and $2.4 million, respectively.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2014, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payments.

Interest Rate Risk Management

CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility, to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At March 31, 2014 and December 31, 2013, CBIZ had an interest rate swap with a $40.0 million notional amount, of which $15.0 million will expire in June 2014 and the remaining $25.0 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

CBIZ carries $130.0 million in 2010 Notes bearing a fixed interest rate of 4.875%. The 2010 Notes mature on October 1, 2015 and may be converted beginning July 31, 2015, or earlier if the market price per share of CBIZ common stock exceeds 135% of the conversion price for at least 20 days during the period of 30 consecutive trading days ending on the final trading day of the preceding quarter. CBIZ believes the fixed nature of these borrowings mitigate its interest rate risk.

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

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to CBIZ’s critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading Critical Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2013.

Valuation of Goodwill

Goodwill impairment testing between annual testing dates may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2013. There was no goodwill impairment during the year ended December 31, 2013 or during the three months ended March 31, 2014.

CBIZ reviewed the significant assumptions that it used in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions and other qualitative factors that impact various economic indicators that are utilized in assessing fair value. Based on these analyses and the lack of any other evidence or significant event, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the three months ended March 31, 2014.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”) “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward. The exception to this treatment is as follows: to the extent an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or if the entity is not required to use and does not intend to use the deferred tax asset, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 does not require any additional recurring disclosures. Effective January 1, 2014, CBIZ adopted ASU 2013-11 and as a result reclassified approximately $1.2 million of unrecognized tax benefits to reduce the company’s deferred tax assets. There was no impact to the consolidated statements of comprehensive income as a result of the adoption of ASU 2013-11.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity.” The amendments in ASU 2014-08 change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The update is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks,” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, the Company also may provide oral or written forward-looking statements in other materials the Company releases to the public. Any or all of the Company’s forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that the Company makes, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to: CBIZ’s ability to adequately manage its growth; CBIZ’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; changes in governmental regulation and tax laws affecting its operations; reversal or decline in the current trend of outsourcing business services; revenue seasonality or fluctuations in and collectability of receivables; liability for errors and omissions of the Company’s businesses; regulatory investigations and future regulatory activity (including, without limitation, inquiries into compensation arrangements within the insurance brokerage industry); and reliance on information processing systems and availability of software licenses. Consequently, no forward-looking statement can be guaranteed.

A more detailed description of risk factors may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2013. Except as required by the federal securities laws, CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, such as quarterly, periodic and annual reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at March 31, 2014 was $91.4 million. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2014, interest expense would increase or decrease approximately $0.5 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At March 31, 2014, CBIZ had an interest rate swap with a $40.0 million notional amount, of which $15.0 million will expire in June 2014 and the remaining $25.0 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

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

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding certain legal proceedings in which CBIZ is involved is incorporated by reference to Note 6 – Commitments and Contingencies, Notes to the Company’s Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These risks could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered shares

On January 2, 2014, in connection with the acquisitions of Clearview and Centric, CBIZ paid cash and issued 124,480 shares of common stock to acquire substantially all of the assets of the companies. On February 1, 2014, CBIZ paid cash and issued 94,859 shares of common stock to acquire substantially all of the assets of LBR. In addition, during the first quarter of 2014, approximately 14,000 shares of CBIZ common stock were issued to former owners of businesses that were acquired by CBIZ prior to 2014. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from registration under the Securities Act.

(c) Issuer purchases of equity securities

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 13, 2014, CBIZ’s Board of Directors authorized a Share Repurchase Plan which authorized the purchase of up to 5.0 million shares of CBIZ common stock. The Share Repurchase Plan is effective beginning on April 1, 2014 and expires one year from the effective date. The Share Repurchase Plan does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

Shares repurchased during the three months ended March 31, 2014 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
First Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)
January 1 – January 31, 2014	—	—	—	4,874
February 1 – February 28, 2014	457	$8.49	457	4,417
March 1 – March 31, 2014	—	—	—	4,417

Total first quarter purchases	457	$8.49	457

(1)	CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.

(2)	Includes shares repurchased under the Share Repurchase Plan as well as shares withheld from employees to satisfy certain tax obligations due in connection with restricted stock granted under the 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan.
(3)	Average price paid per share includes fees and commissions.
(4)	Amounts in this column represent the shares available to be repurchased, pursuant to the Share Repurchase Plan that expired March 31, 2014. Effective April 1, 2014, the shares available to be repurchased was reset to 5.0 million pursuant to the Share Repurchase Plan authorized on February 13, 2014, which will expire one year from the effective date.

According to the terms of CBIZ’s credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 8 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013 for a description of working capital restrictions and limitations upon the payment of dividends.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (ii) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates documents furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date: May 9, 2014	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer