Form 10-Q
period 2014-06-30
CBIZ, Inc.
filed 2014-08-08
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 31, 2014

Common Stock, par value $0.01 per share	49,339,287

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	JUNE 30, 2014	DECEMBER 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,948	$771
Restricted cash	23,190	22,112
Accounts receivable, net	179,122	143,107
Deferred income taxes – current	6,246	4,640
Other current assets	14,184	14,364
Assets of discontinued operations	40	1,092

Current assets before funds held for clients	226,730	186,086
Funds held for clients	101,703	164,389

Total current assets	328,433	350,475

Property and equipment, net	19,045	19,167
Goodwill and other intangible assets, net	498,972	469,083
Assets of deferred compensation plan	57,756	51,953
Deferred income taxes – non-current, net	—	542
Other assets	6,672	6,238

Total assets	$910,878	$897,458

LIABILITIES
Current liabilities:
Accounts payable	$44,493	$37,529
Income taxes payable – current	4,951	25
Accrued personnel costs	30,471	38,568
Notes payable – current	374	1,602
Convertible notes, net – current	16,817	—
Contingent purchase price liability – current	13,801	12,243
Other current liabilities	13,105	12,766
Liabilities of discontinued operations	194	370

Current liabilities before client fund obligations	124,206	103,103
Client fund obligations	101,596	164,311

Total current liabilities	225,802	267,414

Convertible notes, net	109,939	125,256
Bank debt	81,200	48,500
Income taxes payable – non-current	4,865	6,154
Deferred income taxes – non-current, net	3,182	—
Deferred compensation plan obligations	57,756	51,953
Contingent purchase price liability	18,995	12,953
Other non-current liabilities	10,038	10,782

Total liabilities	511,777	523,012

STOCKHOLDERS’ EQUITY
Common stock	1,167	1,149
Additional paid-in capital	593,543	580,576
Retained earnings	214,390	190,994
Treasury stock	(409,371)	(397,548)
Accumulated other comprehensive loss	(628)	(725)

Total stockholders’ equity	399,101	374,446

Total liabilities and stockholders’ equity	$910,878	$897,458

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013

Revenue	$180,885	$172,229	$389,793	$373,418
Operating expenses	162,307	151,091	328,494	310,480

Gross margin	18,578	21,138	61,299	62,938
Corporate general and administrative expenses	8,306	7,649	18,565	17,633

Operating income	10,272	13,489	42,734	45,305

Other income (expense):
Interest expense	(3,577)	(4,145)	(7,010)	(8,201)
Gain on sale of operations, net	68	48	76	66
Other income, net	3,936	515	5,911	2,243

Total other income (expense), net	427	(3,582)	(1,023)	(5,892)

Income from continuing operations before income tax expense	10,699	9,907	41,711	39,413

Income tax expense	4,459	4,287	17,489	16,672

Income from continuing operations after income tax expense	6,240	5,620	24,222	22,741

(Loss) income from discontinued operations, net of tax	(106)	1,622	(325)	2,781

(Loss) gain on disposal of discontinued operations, net of tax	(27)	1,905	(501)	1,928

Net income	$6,107	$9,147	$23,396	$27,450

Earnings (loss) per share:
Basic:
Continuing operations	$0.13	$0.11	$0.50	$0.46
Discontinued operations	—	0.07	(0.02)	0.09

Net income	$0.13	$0.18	$0.48	$0.55

Diluted:
Continuing operations	$0.12	$0.11	$0.46	$0.46
Discontinued operations	—	0.07	(0.01)	0.09

Net income	$0.12	$0.18	$0.45	$0.55

Basic weighted average shares outstanding	48,273	49,639	48,228	49,535

Diluted weighted average shares outstanding	52,052	49,929	52,352	49,891

Comprehensive Income:
Net income	$6,107	$9,147	$23,396	$27,450
Other comprehensive income (loss), net of tax	88	(155)	97	(63)

Comprehensive income	$6,195	$8,992	$23,493	$27,387

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
Cash flows from operating activities:
Net income	$23,396	$27,450
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	325	(2,781)
Loss (gain) on disposal of discontinued operations, net of tax	501	(1,928)
Gain on sale of operations, net	(76)	(66)
Depreciation and amortization expense	9,812	9,374
Amortization of discount on notes and deferred financing costs	2,364	2,258
Bad debt expense, net of recoveries	2,592	2,465
Adjustment to contingent earnout liability	(2,923)	959
Deferred income taxes	(499)	(3,716)
Employee stock awards	2,987	2,924
Excess tax benefits from share based payment arrangements	(382)	(25)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(1,078)	(8,614)
Accounts receivable, net	(35,256)	(29,193)
Other assets	(1,150)	(1,384)
Accounts payable	7,000	4,404
Income taxes payable	5,591	7,524
Accrued personnel costs and other liabilities	(8,602)	975

Net cash provided by continuing operations	4,602	10,626
Operating cash flows provided by discontinued operations	552	3,257

Net cash provided by operating activities	5,154	13,883

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(24,721)	(3,993)
Purchases of client fund investments	(9,695)	(4,390)
Proceeds from the sales and maturities of client fund investments	5,171	3,345
(Payments) proceeds from sales of divested and discontinued operations	(348)	101
Net decrease in funds held for clients	67,238	38,828
Additions to property and equipment, net	(2,312)	(2,760)
Payments on notes receivable	910	83

Net cash flows provided by continuing operations	36,243	31,214
Investing cash flows used in discontinued operations	—	(312)

Net cash provided by investing activities	36,243	30,902

Cash flows from financing activities:
Proceeds from bank debt	198,800	232,800
Payment of bank debt	(166,100)	(237,700)
Payment for acquisition of treasury stock	(11,823)	(810)
Net decrease in client funds obligations	(62,715)	(37,781)
Proceeds from exercise of stock options	7,044	35
Payment of guaranteed and contingent consideration of acquisitions	(2,639)	(1,066)
Excess tax benefit from exercise of stock awards	382	25
Payment of acquired debt	(1,169)	—

Net cash used in financing activities	(38,220)	(44,497)

Net increase in cash and cash equivalents	3,177	288
Cash and cash equivalents at beginning of year	771	899

Cash and cash equivalents at end of period	$3,948	$1,187

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of June 30, 2014 and December 31, 2013, the consolidated results of their operations for the three and six months ended June 30, 2014 and 2013, and the cash flows for the six months ended June 30, 2014 and 2013. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. ASU 2014-09 will require entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 31, 2016, including interim periods. CBIZ will have the option to apply the provisions of ASU 2014-09 either retrospectively to each reporting period presented, or retrospectively with the cumulative effect of applying this standard at the date of initial application. Early adoption is not permitted. CBIZ is currently evaluating the method and impact of the adoption of ASU 2014-09 will have on CBIZ’s consolidated financial statements.

2.	Accounts Receivable, Net

Accounts receivable balances at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Trade accounts receivable	$127,935	$109,739
Unbilled revenue	61,422	43,546

Total accounts receivable	189,357	153,285
Allowance for doubtful accounts	(10,235)	(10,178)

Accounts receivable, net	$179,122	$143,107

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Goodwill	$410,539	$384,697
Intangible assets:
Client lists	143,435	132,637
Other intangible assets	8,446	7,956

Total intangible assets	151,881	140,593

Total goodwill and intangibles assets	562,420	525,290
Accumulated amortization:
Client lists	(57,678)	(51,016)
Other intangible assets	(5,770)	(5,191)

Total accumulated amortization	(63,448)	(56,207)

Goodwill and other intangible assets, net	$498,972	$469,083

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses	$4,847	$4,674	$9,579	$9,225
Corporate general and administrative expenses	117	75	233	149

Total depreciation and amortization expense	$4,964	$4,749	$9,812	$9,374

5.	Borrowing Arrangements

CBIZ had two primary debt arrangements at June 30, 2014 that provided the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 2010 Convertible Senior Subordinated Notes (“2010 Notes”) totaling $130 million and a $275 million unsecured credit facility. In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2013 for additional details of CBIZ’s borrowing arrangements.

2010 Convertible Senior Subordinated Notes

On September 27, 2010, CBIZ issued $130.0 million of 2010 Notes to qualified institutional buyers. The 2010 Notes are direct, unsecured, senior subordinated obligations of CBIZ. The 2010 Notes bear interest at a rate of 4.875% per annum, payable in cash semi-annually in arrears on April 1 and October 1. The 2010 Notes mature on October 1, 2015 unless earlier redeemed, repurchased or converted. The holders of the 2010 Notes may convert their 2010 Notes beginning July 1, 2015, or earlier, if the market price per share of CBIZ common stock exceeds 135% of the initial conversion price of $7.41 for at least 20 days during the period of 30 consecutive trading days ending on the final trading day of the preceding quarter.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Principal amount of notes	$130,000	$130,000
Unamortized discount	(3,994)	(5,494)

Net carrying amount	$126,006	$124,506

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount is being amortized at an annual effective rate of 7.5% over the term of the 2010 Notes, which is five years from the date of issuance. At June 30, 2014, the unamortized discount had a remaining amortization period of approximately 15 months.

2006 Convertible Senior Subordinated Notes

At June 30, 2014, CBIZ had $750,000 outstanding of its 3.125% Convertible Senior Subordinated Notes that were issued in 2006 (“2006 Notes”). These 2006 Notes are direct, unsecured, senior subordinated obligations of CBIZ. The 2006 Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted.

During the three and six months ended June 30, 2014 and 2013, CBIZ recognized interest expense on the 2010 Notes and 2006 Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contractual coupon interest	$1,590	$1,590	$3,181	$3,181
Amortization of discount	764	710	1,500	1,394
Amortization of deferred financing costs	180	180	360	360

Total interest expense	$2,534	$2,480	$5,041	$4,935

Bank Debt

CBIZ maintains a $275 million unsecured credit facility (“credit facility”) with Bank of America as agent for a group of seven participating banks. The balance outstanding under the credit facility was $81.2 million and $48.5 million at June 30, 2014 and December 31, 2013, respectively. Rates for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
Weighted average rates	2.70%	2.96%

Range of effective rates	1.87% - 3.41%	2.66% - 3.91%

CBIZ had approximately $58.6 million of available funds under the credit facility at June 30, 2014, net of outstanding letters of credit and performance guarantees of $4.4 million. The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The maturity date of the credit facility is June 2015. CBIZ is in compliance with its debt covenants at June 30, 2014.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6.	Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.5 million at June 30, 2014 and December 31, 2013. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2014 and December 31, 2013 was $1.8 million and $2.4 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.9 million at June 30, 2014 and December 31, 2013. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

Bonds

In connection with CBIZ’s payroll business and the collection of client funds, CBIZ invests a portion of these funds in corporate and municipal bonds. CBIZ held corporate and municipal bonds with par values totaling $33.5 million and $29.0 million at June 30, 2014 and December 31, 2013, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from August 2014 through November 2019, and are included in “Funds held for clients” on the consolidated balance sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the six months ended June 30, 2014 and the twelve months ended December 31, 2013 (in thousands):

	Six Months Ended June 30, 2014	Twelve Months Ended December 31, 2013

Fair value at beginning of period	$30,011	$29,776
Purchases	9,695	5,650
Sales	(245)	(845)
Maturities and calls	(4,925)	(4,050)
Increase (decrease) in bond premium	1,000	(270)
Fair market value adjustment	27	(250)

Fair value at end of period	$35,563	$30,011

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At June 30, 2014 and December 31, 2013, the interest rate swap was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swap and its classification on the consolidated balance sheets at June 30, 2014 and December 31, 2013 (in thousands).

	June 30, 2014
	Notional Amount	Fair Value (2)	Balance Sheet Location

Interest rate swap (1)	$25,000	$(267)	Other current liabilities

	December 31, 2013
	Notional Amount	Fair Value (2)	Balance Sheet Location
Interest rate swap (1)	$40,000	$(452)	Other current and non-current liabilities

(1)	Represents interest rate swap with a notional value of $40.0 million, of which $15.0 million expired in June 2014 and the remaining $25.0 million will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and received interest that varied with the three-month LIBOR.
(2)	See additional disclosures regarding fair value measurements in Note 8.

The swap was deemed to be effective for the three and six months ended June 30, 2014 and 2013. The following table summarizes the effects of the interest rate swap on CBIZ’s consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Gain Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013

Interest rate swap	$61	$78	$109	$114

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Interest rate swap	$117	$143	$226	$225

8.	Fair Value Measurements

The following table summarizes CBIZ’s assets and liabilities at June 30, 2014 and December 31, 2013 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	June 30, 2014	December 31, 2013

Deferred compensation plan assets	1	$57,756	$51,953
Corporate bonds	1	$35,563	$30,011
Interest rate swap	2	$(267)	$(452)
Contingent purchase price liabilities	3	$(32,796)	$(25,196)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the six months ended June 30, 2014 and 2013, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of the Company’s contingent purchase price liability for the six months ended June 30, 2014 and 2013 (pre-tax basis) (in thousands):

	2014	2013

Beginning balance – January 1	$(25,196)	$(30,012)
Additions from business acquisitions	(12,039)	(4,566)
Payment of contingent purchase price liabilities	1,516	1,283
Change in fair value of contingencies	2,985	(904)
Change in net present value of contingencies	(62)	(55)

Ending balance – June 30	$(32,796)	$(34,254)

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

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

2006 Convertible Notes	$750	$750	$750	$750
2010 Convertible Notes	$126,006	$171,263	$124,506	$173,779

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

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net unrealized gain (loss) on available-for-sale securities, net of income taxes (1)	$42	$(216)	$9	$(175)
Net unrealized gain on interest rate swaps, net of income taxes (2)	61	78	117	143
Foreign currency translation	(15)	(17)	(29)	(31)

Total other comprehensive income (loss)	$88	$(155)	$97	$(63)

(1)	Net of income tax expense (benefit) of $28 and ($144) for the three months ended June 30, 2014 and 2013, respectively, and net of income tax expense (benefit) of $6 and ($118) for the six months ended June 30, 2014 and 2013, respectively.
(2)	Net of income tax expense of $36 and $45 for the three months ended June 30, 2014 and 2013, respectively, and net of income tax expense of $69 and $84 for the six months ended June 30, 2014 and 2013, respectively.

Accumulated other comprehensive loss, net of tax, was approximately $0.6 million and $0.7 million at June 30, 2014 and December 31, 2013, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and an interest rate swap, and adjustments for foreign currency translation.

10.	Employer Share Plans

Effective May 15, 2014, CBIZ shareholders approved a new plan, the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”). Under the 2014 Plan, a maximum of 9.6 million stock options, restricted stock awards or other stock-based compensation awards may be granted. The 2014 Plan is in addition to the 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan (“2002 Plan”), of which CBIZ has granted various stock-based awards through June 30, 2014. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$666	$730	$1,315	$1,449
Restricted stock awards	932	758	1,672	1,475

Total stock-based compensation expense	$1,598	$1,488	$2,987	$2,924

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock award activity during the six months ended June 30, 2014 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	6,035	$6.88	1,083	$6.51
Granted	1,328	$8.36	475	$8.44
Exercised or released	(914)	$7.70	(461)	$6.67
Expired or canceled	(48)	$6.62	(7)	$6.37

Outstanding at June 30, 2014	6,401	$7.08	1,090	$7.28

Exercisable at June 30, 2014	3,321	$7.21

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$6,240	$5,620	$24,222	$22,741

Denominator:
Basic
Weighted average common shares outstanding	48,273	49,639	48,228	49,535

Diluted
Stock options (1)	769	56	815	41
Restricted stock awards	258	172	338	253
Contingent shares (2)	134	62	134	62
Convertible senior subordinated notes (3)	2,618	—	2,837	—

Diluted weighted average common shares outstanding	52,052	49,929	52,352	49,891

Basic earnings per share from continuing operations	$0.13	$0.11	$0.50	$0.46

Diluted earnings per share from continuing operations	$0.12	$0.11	$0.46	$0.46

(1)	A total of 1.1 million and 0.7 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2014, respectively, and a total of 7.8 million and 7.7 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2013, respectively, as they were anti-dilutive.
(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.
(3)	The dilutive impact of potential shares to be issued related to the 2010 Notes based on the average share price for the six months ended June 30, 2014, which exceeded the conversion price of $7.41.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12.	Acquisitions

During the six months ended June 30, 2014, CBIZ acquired substantially all of the assets of four businesses. Centric Insurance Agency (“Centric”), located in New Providence, New Jersey, is an insurance broker providing property and casualty insurance, with a specialty in education and public schools. Clearview National Partners, LLC (“Clearview”), located in Waltham, Massachusetts, is a specialized employee benefits broker focused on providing employee benefit solutions to clients with more than 100 employees. Lewis Birch & Richardo, LLC (“LBR”), located in Tampa Bay, Florida, is a professional tax, accounting and consulting service provider with significant experience and expertise in matrimonial and family law litigation support, not-for-profit entities and healthcare provider services. Tegrit Group (“Tegrit”), based in Akron, Ohio, is a national provider of actuarial consulting and retirement plan administration. The operating results of Centric, Clearview and Tegrit are reported in the Employee Services practice group and the operating results of LBR are reported in the Financial Services practice group. Aggregate consideration for these acquisitions consisted of approximately $24.6 million in cash, $2.9 million in CBIZ common stock, and $12.0 million in contingent consideration.

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$402
Accounts receivable	3,416
Work in process	900
Other assets	488
Identifiable intangible assets	10,283
Current liabilities	(2,342)

Total identifiable net assets	$13,147
Goodwill	26,325

Aggregate purchase price	$39,472

Under the terms of each of the acquisition agreements, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is $13.5 million. CBIZ is required to record the fair value of this obligation at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangements was $12.0 million, which was recorded in the consolidated balance sheet at June 30, 2014. The goodwill of $26.3 million arising from the acquisition in the current year consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Employee Services and Financial Services practice groups, to help strengthen the Company’s existing service offerings and expand market position. Goodwill recognized is deductible for income tax purposes.

In addition, CBIZ paid $0 and $1.5 million in cash during the three and six months ended June 30, 2014 as contingent earnouts for previous acquisitions. During the three and six months ended June 30, 2014, CBIZ also reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $2.1 million and $3.0 million due to lower than originally projected future results of the acquired businesses. These reductions are included in “Other income, net” in the consolidated statements of comprehensive income.

During the six months ended June 30, 2013, CBIZ acquired Associated Insurance Agents (“AIA”) AIA, located in Minneapolis, Minnesota, an insurance brokerage agency specializing in property and casualty insurance, personal lines and health and benefit insurance. The operating results of AIA are reported in the Employee Services practice group. Aggregate consideration for this acquisition consisted of approximately $3.7 million in cash, $0.4 million in guaranteed future consideration, and $4.6 million in contingent consideration. CBIZ also purchased one client list, which is reported in the Employee Services practice group. Total consideration for this client list was $0.3 million cash paid at closing and an additional $0.2 million in cash, which is contingent upon future financial performance of the client list.

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

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned on prior period acquisitions during the six months ended June 30, 2014 and 2013, respectively, were as follows (in thousands):

	2014	2013
Goodwill	$26,494	$7,378

Client lists	$10,798	$3,499

Other intangible assets	$513	$166

13.	Discontinued Operations and Divestitures

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

Discontinued Operations

Revenue and results from operations of discontinued operations are separately reported as “(Loss) income from operations of discontinued operations, net of tax” in the consolidated statements of comprehensive income. For the six months ended June 30, 2014, the loss on operations of discontinued operations represents the results from the Company’s property tax business located in Leawood, Kansas that was discontinued in December of 2013 and subsequently sold on June 1, 2014. For the six months ended June 30, 2013, the income from operations of discontinued operations relates to the results of CBIZ’s Medical Management Professionals’ practice group (“MMP”) that was discontinued and sold in August of 2013, as well as the results of the Leawood, Kansas property tax business.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Revenue and results from operations of discontinued operations for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$244	$34,773	$298	$68,364

(Loss) income from discontinued operations before income tax	$(187)	$2,652	$(538)	$4,522
Income tax (benefit) expense	(81)	1,030	(213)	1,741

(Loss) income from discontinued operations, net of tax	$(106)	$1,622	$(325)	$2,781

Losses and gains from the sale of discontinued operations are recorded as “(Loss) gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of comprehensive income. In addition, proceeds that are contingent upon a divested operation’s actual future performance are recorded as “(Loss) gain on disposal of discontinued operations, net of tax” in the period they are earned. During the six months ended June 30, 2014, CBIZ sold its property tax business located in Leawood, Kansas. In addition, a loss was recorded representing the finalization of the working capital adjustment related to the August 2013 sale of MMP. The gains recorded in the six months ended June 30, 2013 related to contingent proceeds on sales of discontinued operations that occurred in prior periods, and for the three and six months ended June 30, 2013, a deferred tax benefit of $1.9 million was recorded for the estimated difference between the book and tax basis related to the sale of MMP.

For the three and six months ended June 30, 2014 and 2013, losses and gains on the disposal of discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Loss) gain on disposal of discontinued operations, before income tax	$(11)	$—	$(885)	$36
Income tax expense (benefit)	16	(1,905)	(384)	(1,892)

(Loss) gain on disposal of discontinued operations, net of tax	$(27)	$1,905	$(501)	$1,928

At June 30, 2014 and December 31, 2013, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Assets:
Accounts receivable, net	$—	$1,068
Other current assets	40	24

Assets of discontinued operations	$40	$1,092

Liabilities:
Accounts payable	$56	$72
Accrued personnel	1	161
Accrued expenses	137	137

Liabilities of discontinued operations	$194	$370

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

Financial Services		Employee Services		National Practices
•	Accounting	•	Employee Benefits	•	Managed Networking and
•	Tax	•	Property & Casualty		Hardware Services
•	Financial Advisory	•	Retirement Plan Services	•	Health Care Consulting
•	Valuation	•	Payroll Services
•	Litigation Support	•	Life Insurance
•	Government Health Care Consulting	•	Human Capital Services
•	Risk Advisory Services	•	Compensation Consulting
•	Real Estate Advisory	•	Executive Recruiting
		•	Actuarial Services

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30, 2014
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$119,082	$54,479	$7,324	$—	$180,885
Operating expenses	104,591	45,936	6,685	5,095	162,307

Gross margin	14,491	8,543	639	(5,095)	18,578
Corporate general & admin	—	—	—	8,306	8,306

Operating income (loss)	14,491	8,543	639	(13,401)	10,272
Other income (expense):
Interest expense	—	(8)	—	(3,569)	(3,577)
Gain on sale of operations, net	—	—	—	68	68
Other (expense) income, net	(58)	89	—	3,905	3,936

Total other (expense) income	(58)	81	—	404	427

Income (loss) from continuing operations before income tax expense	$14,433	$8,624	$639	$(12,997)	$10,699

	Three Months Ended June 30, 2013
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$113,527	$51,488	$7,214	$—	$172,229
Operating expenses	98,721	42,868	6,875	2,627	151,091

Gross margin	14,806	8,620	339	(2,627)	21,138
Corporate general & admin	—	—	—	7,649	7,649

Operating income (loss)	14,806	8,620	339	(10,276)	13,489
Other income (expense):
Interest expense	—	—	—	(4,145)	(4,145)
Gain on sale of operations, net	—	—	—	48	48
Other income (expense), net	339	74	—	102	515

Total other income (expense)	339	74	—	(3,995)	(3,582)

Income (loss) from continuing operations before income tax expense	$15,145	$8,694	$339	$(14,271)	$9,907

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30, 2014
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$264,502	$110,588	$14,703	$—	$389,793
Operating expenses	214,613	91,671	13,318	8,892	328,494

Gross margin	49,889	18,917	1,385	(8,892)	61,299
Corporate general & admin	—	—	—	18,565	18,565

Operating income (loss)	49,889	18,917	1,385	(27,457)	42,734
Other income (expense):
Interest expense	—	(16)	—	(6,994)	(7,010)
Gain on sale of operations, net	—	—	—	76	76
Other income, net	41	375	—	5,495	5,911

Total other income (expense)	41	359	—	(1,423)	(1,023)

Income (loss) from continuing operations before income tax expense	$49,930	$19,276	$1,385	$(28,880)	$41,711

	Six Months Ended June 30, 2013
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$254,452	$104,266	$14,700	$—	$373,418
Operating expenses	203,603	85,490	13,825	7,562	310,480

Gross margin	50,849	18,776	875	(7,562)	62,938
Corporate general & admin	—	—	—	17,633	17,633

Operating income (loss)	50,849	18,776	875	(25,195)	45,305
Other income (expense):
Interest expense	—	(8)	—	(8,193)	(8,201)
Gain on sale of operations, net	—	—	—	66	66
Other income, net	376	175	—	1,692	2,243

Total other income (expense)	376	167	—	(6,435)	(5,892)

Income (loss) from continuing operations before income tax expense	$51,225	$18,943	$875	$(31,630)	$39,413

15.	Subsequent Events

On July 7, 2014, CBIZ repurchased $17.4 million principal amount of its outstanding 2010 Notes for cash in a privately negotiated transaction. This transaction was settled on July 10, 2014, resulting in a non-operating loss of approximately $0.8 million to be recorded in the third quarter of 2014. As a result of this repurchase, interest expense for the year ended December 31, 2014 is expected to decrease approximately $0.4 million and the fully diluted share count is expected to decrease by approximately 380,000 shares.

Effective July 28, 2014, CBIZ replaced its $275 million unsecured credit facility with a new $400 million unsecured credit facility with Bank of America as agent for a group of eight participating banks. The new credit facility, which expires in July 2019, will enable the Company to lower its borrowing costs and simplify its capital structure. The new credit facility will provide CBIZ the flexibility to refinance its 2010 Notes due October 1, 2015, and will also allow for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at June 30, 2014 and December 31, 2013, results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Executive Summary

Revenue for the three months ended June 30, 2014 increased by 5.0% to $180.9 million from $172.2 million for the comparable period in 2013. Revenue from newly acquired operations contributed $5.0 million, or 2.9%, to the growth in revenue, and same-unit revenue contributed $3.7 million, or 2.1%. Revenue for the six months ended June 30, 2014 increased by 4.4% to $389.8 million from $373.4 million for the comparable period in 2013. Revenue from newly acquired operations, net of divestitures, contributed $9.8 million, or 2.6%, and same-unit revenue contributed $6.6 to the growth in revenue, or 1.8%.

Earnings per share from continuing operations was $0.12 per diluted share for the three months ended June 30, 2014 and $0.11 per diluted share for the comparable period in 2013. For the six months ended June 30, 2014 and 2013, earnings per diluted share from continuing operations were $0.46. Non-GAAP earnings per diluted share were $0.22 and $0.25 for the three months ended June 30, 2014 and 2013, respectively, and $0.68 and $0.75 for the six months ended June 30, 2014 and 2013, respectively. CBIZ believes Non-GAAP earnings per diluted share illustrates the impact of certain non-cash charges and credits to income from continuing operations and is a useful measure for the Company, its analysts and its stockholders. Non-GAAP earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”). As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the three and six months ended June 30, 2014 and 2013 are provided in the “Results of Operations – Continuing Operations” section that follows.

During the six months ended June 30, 2014, CBIZ acquired substantially all of the assets of four businesses: Clearview National Partners, LLC (“Clearview”), Centric Insurance Agency (“Centric”), Lewis Birch & Richardo, LLC (“LBR”), and the Tegrit Group (“Tegrit”). Clearview is located in Waltham, Massachusetts, and is a specialized employee benefits broker. Centric is an insurance broker located in New Providence, New Jersey, that provides property and casualty insurance, with a specialty in education institutions and public schools. LBR is a professional tax, accounting and consulting service provider located in Tampa, Florida, with significant experience and expertise in family law litigation support, not-for-profit entities and healthcare providers. Tegrit is located in Akron, Ohio and is a national provider of actuarial consulting and retirement plan administration. Annual revenues for Clearview, Centric and Tegrit are estimated to be $2.5 million, $1.6 million and $8.5 million, respectively, and will be reported in the Employee Services practice group. Annual revenues for LBR are estimated to be $9.8 million and will be reported in the Financial Services practice group.

Effective July 7, 2014, in a privately negotiated transaction, CBIZ repurchased $17.4 million of its $130 million 4.875% Convertible Senior Subordinated Notes due October 2015. This transaction will result in lower interest expense of approximately $0.7 million annually and a reduction in the diluted share count of approximately 380,000 shares. A non-operating loss of approximately $0.8 million will be recorded in the third quarter of 2014.

Effective July 28, 2014, CBIZ replaced its $275 million unsecured credit facility with a new $400 million unsecured credit facility. The new credit facility, which expires in July 2019, will enable the Company to lower its borrowing costs, provide flexibility to refinance its 2010 Notes due October 1, 2015, and will also allow for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock.

CBIZ believes that repurchasing shares of its common stock under the Company’s stock purchase plan is a use of cash that provides value to its shareholders. During the six months ended June 30, 2014, CBIZ repurchased approximately 1.3 million of its common shares at a total cost of approximately $10.7 million.

Results of Operations – Continuing Operations

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on June 1, 2013, revenue for the month of June would be included in same-unit revenue for both years; revenue for the period January 1, 2014 through May 31, 2014 would be reported as revenue from acquired businesses.

Three Months Ended June 30, 2014 and 2013

Revenue – The following table summarizes total revenue for the three months ended June 30, 2014 and 2013 (in thousands, except percentages).

	Three Months Ended June 30,
	2014	% of Total	2013	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$116,367	64.3%	$113,527	65.9%	$2,840	2.5%
Employee Services	52,209	28.9%	51,488	29.9%	721	1.4%
National Practices	7,324	4.0%	7,214	4.2%	110	1.5%

Total same-unit revenue	175,900	97.2%	172,229	100.0%	3,671	2.1%
Acquired businesses	4,985	2.8%	—	—	4,985

Total revenue	$180,885	100.0%	$172,229	100.0%	$8,656	5.0%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased by $11.2 million to $162.3 million for the three months ended June 30, 2014 from $151.1 million for the comparable period of 2013, and increased as a percentage of revenue to 89.7% for the three months ended June 30, 2014 from 87.7% for the comparable period of 2013.

The primary components of operating expenses for the three months ended June 30, 2014 and 2013 are included in the following table:

	Three Months Ended June 30,
	2014		2013
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	76.3%	68.4%	76.6%	67.2%	1.2%
Occupancy costs	6.0%	5.4%	6.2%	5.5%	(0.1)%
Depreciation and amortization	3.0%	2.7%	3.1%	2.7%	—
Travel and related costs	4.0%	3.6%	4.1%	3.6%	—
Professional fees	1.1%	1.0%	1.6%	1.4%	(0.4)%
Other (1)	8.6%	7.7%	8.3%	7.2%	0.5%

Subtotal	99.0%	88.8%	99.9%	87.6%	1.2%
Deferred compensation costs	1.0%	0.9%	0.1%	0.1%	0.8%

Total operating expenses	100.0%	89.7%	100.0%	87.7%	2.0%

Gross margin		10.3%		12.3%	(2.0)%

(1)	Other operating expenses include office expenses, equipment costs, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The increase in operating expenses as a percentage of revenue that was attributable to personnel costs was primarily due to an increase in salaries and wages and the related benefits and payroll taxes resulting from certain investments in personnel to support business development as well as staff merit increases. In addition, increases in personnel costs in the federal and state governmental health care consulting business were a result of an increase in headcount to support the growth in business and also to replace third-party consultants, resulting in a decrease in professional fees. The increase in deferred compensation costs as a percentage of revenue was due to gains of $1.7 million in the value of the assets held in relation to CBIZ’s deferred compensation plan, which resulted in a significant impact to gross margin for the three months ended June 30, 2014, compared to modest gains of $0.2 million in the value of assets for the comparable period in 2013. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses – Corporate general and administrative (“G&A”) expenses increased by $0.7 million to $8.3 million for the three months ended June 30, 2014 from $7.6 million for the three months ended June 30, 2013, and increased as a percentage of revenue to 4.6% for the three months ended June 30, 2014 from 4.5% for the comparable period of 2013. The primary components of G&A expenses for the three months ended June 30, 2014 and 2013 are included in the following table:

	Three Months Ended June 30,
	2014		2013
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	47.3%	2.2%	56.2%	2.5%	(0.3)%
Professional services	24.1%	1.1%	15.3%	0.7%	0.4%
Computer costs	6.6%	0.3%	6.5%	0.3%	—
Travel and related costs	3.6%	0.2%	4.2%	0.2%	—
Depreciation and amortization	1.4%	0.1%	1.0%	—	0.1%
Other (1)	14.1%	0.6%	17.4%	0.8%	(0.2)%

Subtotal	97.1%	4.5%	100.6%	4.5%	—
Deferred compensation costs	2.9%	0.1%	(0.6)%	—	0.1%

Total G&A expenses	100.0%	4.6%	100.0%	4.5%	0.1%

(1)	Other G&A expenses include office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The decrease in G&A expenses as a percentage of revenue attributable to personnel costs is primarily due to a decrease in incentive based compensation accrued during the three months ended June 30, 2014 compared to the same period in 2013. The increase in professional fees was primarily related to an increase in legal expenses during the three months ended June 30, 2014 compared to the same period last year related to the claims against CBIZ as described in Note 6 of the accompanying consolidated financial statements.

Interest expense – Interest expense decreased by $0.5 million to $3.6 million for the three months ended June 30, 2014 from $4.1 million for the comparable period in 2013. The decrease in interest expense was primarily due to a decrease in the average debt balance outstanding under the credit facility to $88.6 million for the three months ended June 30, 2014 compared to $180.4 million for the three months ended June 30, 2013, as well as a decrease in the weighted average interest rate to 2.70% for the three months ended June 30, 2014 compared to 2.95% for the same period in 2013. The decrease in the average debt balance is primarily due to the application of a portion of the proceeds received from the sale CBIZ’s Medical Management Professionals business on August 30, 2013. See Note 5 of the accompanying consolidated financial statements for further discussion of CBIZ’s debt arrangements.

Other income, net – For the three months ended June 30, 2014 and 2013, other income, net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan and adjustments to contingent purchase price liabilities related to prior acquisitions. For the three months ended June 30, 2014 and 2013, gains in the fair value of investments related to the deferred compensation plan were $1.9 million and $0.1 million, respectively. These adjustments do not impact CBIZ’s net income as they are offset by a corresponding increase to compensation expense, which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income. For the three months ended June 30, 2014, adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions resulted in other income of $2.0 million. The adjustments to these contingent purchase price liabilities for the same period in 2013 were nominal.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $4.5 million and $4.3 million for the three months ended June 30, 2014 and 2013, respectively. The effective tax rate for the three months ended June 30, 2014 was 41.7%, compared to an effective tax rate of 43.3% for the comparable period in 2013. The decrease in the effective tax rate primarily relates to a higher level of pre-tax income and a lower state effective tax rate in 2014.

Earnings per share and Non-GAAP earnings per share – Earnings per share from continuing operations were $0.12 and $0.11 per diluted share for the three months ended June 30, 2014 and 2013, respectively, and Non-GAAP earnings per share were $0.22 and $0.25 per diluted share for the three months ended June 30, 2014 and 2013, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and diluted earnings per share from continuing operations to Non-GAAP earnings per share for the three months ended June 30, 2014 and 2013.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	Three Months Ended June 30,
	2014	Per Share	2013	Per Share
	(In thousands, except per share data)

Income from continuing operations	$6,240	$0.12	$5,620	$0.11

Selected non-cash charges:
Amortization	3,683	0.07	3,586	0.07
Depreciation	1,281	0.02	1,163	0.02
Non-cash interest on convertible notes	764	0.02	710	0.02
Stock-based compensation	1,598	0.03	1,488	0.03
Adjustment to contingent earnouts	(2,026)	(0.04)	17	—

Non-cash charges	$5,300	$0.10	$6,964	$0.14

Non-GAAP earnings – continuing operations	$11,540	$0.22	$12,584	$0.25

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$116,367	$113,527	$2,840	2.5%
Acquired businesses	2,715	—	2,715

Total revenue	$119,082	$113,527	$5,555	4.9%

Operating expenses	104,591	98,721	5,870	5.9%

Gross margin	$14,491	$14,806	$(315)	(2.1)%

Gross margin percent	12.2%	13.0%

The growth in same-unit revenue resulted from the stronger performance in several of the units that provide national services, specifically the federal and state governmental health care compliance industry and to a lesser extent, valuation services. Revenue associated with these national services increased 10.6% for the three months ended June 30, 2014 compared to the same period last year. With respect to the accounting units, same-unit revenue declined slightly.

The growth in revenue from acquisitions was provided by:

•	Knight Field Fabry, LLP, located in Denver, Colorado, acquired in the fourth quarter of 2013, and

•	Lewis Birch and Ricardo, LLC, located in Tampa, Florida, acquired in the first quarter of 2014.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $35.2 million and $35.9 million for the three months ended June 30, 2014 and 2013, respectively.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs, which represented 89.5% and 88.8% of total operating expenses and 78.6% and 77.2% of total revenue for the three months ended June 30, 2014 and 2013, respectively. Personnel costs increased $5.4 million during the three months ended June 30, 2014 compared to the same period in 2013, and represented 69.4% and 68.1% of revenue for the three months ended June 30, 2014 and 2013, respectively. This increase is comprised of an increase in same-unit personnel of $3.0 million as a result of staff compensation increases and an increase in headcount, particularly at the units offering national services, and an increase of $2.4 million associated with the acquisitions of Knight and LBR. The increase in headcount primarily occurred at the units offering federal and state governmental health care consulting services to help support the business growth as well as to replace third-party consultants. Occupancy costs are relatively fixed from period to period and were $6.6 million and $6.3 million for the three months ended June 30, 2014 and 2013, respectively, and flat as a percentage of operating expenses and revenue. Travel and related costs were $4.3 million and $4.0 million for the three months ended June 30, 2014 and 2013, respectively, and were flat as a percentage of operating expenses and revenue.

Employee Services

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$52,209	$51,488	$721	1.4%
Acquired businesses	2,270	—	2,270

Total revenue	$54,479	$51,488	$2,991	5.8%

Operating expenses	45,936	42,868	3,068	7.2%

Gross margin	$8,543	$8,620	$(77)	(0.9)%

Gross margin percent	15.7%	16.7%

The increase in same-unit revenue was primarily attributable to increases in the Company’s employee benefits, property and casualty, payroll, and life insurance, offset by a slight decrease in the retirement plan services group. The employee benefits business increased $0.5 million, or 2.0%, due to strong client retention and growth from new clients in the three months ended June 30, 2014 as well as an increase in volume-based carrier bonus payments. Property and casualty revenues increased $0.5 million, or 5.5%, primarily due to strong performance within the specialty program businesses. The payroll business revenues increased $0.2 million, or 3.5%, due to higher pricing coupled with an increase in processing volume for payroll and related services. These increases were partially offset by the decrease in retirement consulting revenues of $0.2 million, or 2.2%, due to lower actuarial fee based revenues during the three months ended June 30, 2014.

The growth in revenue from acquisitions was provided by:

•	Associated Insurance Agents, a property and casualty and employee benefits business located in Minneapolis, Minnesota, that was acquired in the second quarter of 2013.

•	Clearview National Partners, Inc., an employee benefits broker located in Waltham, Massachusetts, that was acquired in the first quarter of 2014.

•	Centric Insurance Agency, a property and casualty firm located in New Providence, New Jersey, that was acquired in the first quarter of 2014.

•	Tegrit Group, LLC, a retirement plan services business located in Akron, Ohio, that was acquired in the second quarter of 2014.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.0% and 82.4% of total operating expenses for the three months ended June 30, 2014 and 2013, respectively. Excluding costs related to the acquired businesses of $1.0 million, personnel costs increased approximately $1.2 million, primarily due to higher commissions paid out to producers relating to the new revenue growth in employee benefits, property and casualty, payroll, and life businesses. Occupancy costs are relatively fixed in nature and were $2.9 million and $2.8 million for the three months ended June 30, 2014 and 2013, respectively. The increase in occupancy costs was primarily due to business acquisitions.

National Practices

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)

Same-unit revenue	$7,324	$7,214	$110	1.5%

Operating expenses	6,685	6,875	(190)	(2.8)%

Gross margin	$639	$339	$300	88.5%

Gross margin percent	8.7%	4.7%

The slight increase in same-unit revenue was primarily attributable to services provided to CBIZ’s largest client, Edward Jones, under its cost-plus contract. Costs related to the merger and acquisitions business that was sold December 31, 2013 have not been incurred in 2014, thus the decrease in operating expenses and the increase in gross margin for the National Practices operating segment.

Six Months Ended June 30, 2014 and 2013

Revenue – The following table summarizes total revenue for the six months ended June 30, 2014 and 2013 (in thousands, except percentages).

	Six Months Ended June 30,
	2014	% of Total	2013	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$258,991	66.4%	$254,452	68.2%	$4,539	1.8%
Employee Services	106,294	27.3%	104,266	27.9%	2,028	2.0%
National Practices	14,703	3.8%	14,700	3.9%	3	—

Total same-unit revenue	379,988	97.5%	373,418	100.0%	6,570	1.8%
Acquired businesses	9,805	2.5%	—	—	9,805

Total revenue	$389,793	100.0%	$373,418	100.0%	$16,375	4.4%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased $18.0 million to $328.5 million for the six months ended June 30, 2014 from $310.5 million for the comparable period of 2013, and increased as a percentage of revenue to 84.3% for the six months ended June 30, 2014 from 83.1% for the comparable period of 2013.

The primary components of operating expenses for the six months ended June 30, 2014 and 2013 are included in the following table:

	Six Months Ended June 30,
	2014		2013
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	77.1%	65.0%	76.6%	63.7%	1.3%
Occupancy costs	5.9%	5.0%	6.1%	5.1%	(0.1)%
Depreciation and amortization	2.9%	2.5%	3.0%	2.5%	—
Travel and related costs	3.9%	3.3%	3.9%	3.2%	0.1%
Professional fees	1.0%	0.8%	1.4%	1.2%	(0.4)%
Other (1)	8.5%	7.1%	8.2%	6.8%	0.3%

Subtotal	99.3%	83.7%	99.2%	82.5%	1.2%
Deferred compensation costs	0.7%	0.6%	0.8%	0.6%	—

Total operating expenses	100.0%	84.3%	100.0%	83.1%	1.2%

Gross margin		15.7%		16.9%	(1.2)%

(1)	Other operating expenses include office expenses, equipment costs, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The increase in operating expenses as a percentage of revenue that was attributable to personnel costs was primarily due to an increase in salaries and wages and the related benefits and payroll taxes resulting from certain investments in personnel to support business development as well as staff merit increases. In addition, increases in personnel costs in the federal and state governmental health care consulting business were a result of an increase in headcount to support the business rather than using third-party consultants, resulting in a decrease in professional fees. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses – Corporate G&A expenses increased by $1.0 million to $18.6 million for the six months ended June 30, 2014 from $17.6 million for the comparable period of 2013, but decreased as a percentage of revenue to 4.7% for the six months ended June 30, 2014 from 4.8% for the comparable period of 2013. The primary components of G&A expenses for the six months ended June 30, 2014 and 2013 are included in the following table:

	Six Months Ended June 30,
	2014		2013
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	55.3%	2.6%	59.1%	2.8%	(0.2)%
Professional services	18.4%	0.9%	14.0%	0.7%	0.2%
Computer costs	5.7%	0.3%	5.9%	0.3%	—
Travel and related costs	3.1%	0.1%	3.2%	0.2%	(0.1)%
Depreciation and amortization	1.2%	0.1%	0.8%	—	0.1%
Other (1)	14.4%	0.6%	15.6%	0.7%	(0.1)%

Subtotal	98.1%	4.6%	98.6%	4.7%	(0.1)%
Deferred compensation costs	1.9%	0.1%	1.4%	0.1%	—

Total G&A expenses	100.0%	4.7%	100.0%	4.8%	(0.1)%

(1)	Other G&A expenses include office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The decrease in G&A expenses as a percentage of revenue attributable to personnel costs is primarily due to a decrease in incentive based compensation accrued during the six months ended June 30, 2014 compared to the same period last year. The increase in professional fees was primarily related to an increase in legal expenses during the six months ended June 30, 2014 compared to the same period last year related to the claims against CBIZ as described in Note 6 of the accompanying consolidated financial statements.

Interest expense – Interest expense decreased by $1.2 million to $7.0 million for the six months ended June 30, 2014 from $8.2 million for the comparable period in 2013. The decrease in interest expense was primarily due to a decrease in the average debt balance outstanding under the credit facility to $81.5 million for the six months ended June 30, 2014 compared to $175.5 million for the six months ended June 30, 2013, as well as a decrease in the weighted average interest rate to 2.70% for the six months ended June 30, 2014 compared to 2.96% for the same period in 2013. The decrease in the average debt balance is primarily due to the application of a portion of the proceeds received from the sale CBIZ’s Medical Management Professionals business on August 30, 2013.

Other expense, net – Other expense, net is primarily comprised of gains and losses in the fair value of investments held in a rabbi trust related to the deferred compensation plan and adjustments to contingent purchase price liabilities related to previous acquisitions. Gains in the fair value of investments related to the deferred compensation were $2.6 million for the six months ended June 30, 2014 and 2013. These adjustments do not impact CBIZ’s net income as they are offset by the corresponding increase to compensation expense, which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income. In addition, adjustments to contingent purchase price liabilities resulted in income of $3.0 million and expense of $0.9 million for the six months ended June 30, 2014 and 2013, respectively.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $17.5 million and $16.7 million for the six months ended June 30, 2014 and 2013, respectively. The effective tax rate for the six months ended June 30, 2014 was 41.9%, compared to an effective tax rate of 42.3% for the same period in 2013. The decrease in the effective tax rate primarily relates to a higher level of pre-tax income and a lower state effective tax rate in 2014.

Earnings per share and Non-GAAP earnings per share – Earnings per share from continuing operations were $0.46 per diluted share for the six months ended June 30, 2014 and 2013, and Non-GAAP earnings per share were $0.68 and $0.75 per diluted share for the six months ended June 30, 2014 and 2013, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and diluted earnings per share from continuing operations to Non-GAAP earnings per diluted share for the six months ended June 30, 2014 and 2013.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	Six Months Ended June 30,
	2014	Per Share	2013	Per Share
	(In thousands, except per share data)

Income from continuing operations	$24,222	$0.46	$22,741	$0.46

Selected non-cash charges:
Amortization	7,274	0.14	7,042	0.14
Depreciation	2,538	0.05	2,332	0.05
Non-cash interest on convertible note	1,500	0.03	1,394	0.03
Stock-based compensation	2,987	0.06	2,924	0.06
Adjustments to contingent earnouts	(2,985)	(0.06)	904	0.01

Non-cash charges	$11,314	$0.22	$14,596	$0.29

Non-GAAP earnings – continuing operations	$35,536	$0.68	$37,337	$0.75

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$258,991	$254,452	$4,539	1.8%
Acquired businesses	5,511	—	5,511

Total revenue	$264,502	$254,452	$10,050	3.9%

Operating expenses	214,613	203,603	11,010	5.4%

Gross margin	$49,889	$50,849	$(960)	(1.9)%

Gross margin percent	18.9%	20.0%

The growth in same-unit revenue was approximately 85% attributable to stronger performance in the units that provide certain national services and 15% attributable to the traditional accounting and tax services. Growth in the national units was primarily due to an 8.4% increase in revenue related to the federal and state governmental health care compliance industry. The growth in the traditional accounting and tax services was due to a 1.9% increase in billable hours for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

The growth in revenue from acquisitions was provided by:

•	Knight Field Fabry, LLP, located in Denver, Colorado, acquired in the fourth quarter of 2013, and

•	Lewis Birch and Ricardo, LLC, located in Tampa, Florida, acquired in the first quarter of 2014.

CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $80.6 million and $81.0 million for the six months ended June 30, 2014 and 2013, respectively.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs which represented 89.8% and 89.1% of total operating expenses and 72.8% and 71.3% of total revenue for the six months ended June 30, 2014 and 2013, respectively. Personnel costs increased $10.5 million and represented 64.9% and 63.3% of revenue for the six months ended June 30, 2014 and 2013, respectively. The increase was comprised of an increase in same-unit personnel costs of $6.6 million due to staff compensation increases and an increase in headcount, particularly at the units offering national services, and $3.9 million due to the acquisitions of Knight and LBR. The increase in headcount primarily occurred at the units offering federal and state governmental health care consulting services to help support the growth in the business as well as to replace third-party consultants. Occupancy costs are relatively fixed from period to period and were $13.1 million and $12.8 million for the six months ended June 30, 2014 and 2013, respectively, and relatively flat as a percentage of operating expenses and revenue. Travel and related costs were $8.0 million and $7.6 million for the six months ended June 30, 2014 and 2013, respectively, and were flat as a percentage of operating expenses and revenue.

Employee Services

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$106,294	$104,266	$2,028	1.9%
Acquired businesses	4,294	—	4,294

Total revenue	$110,588	$104,266	$6,322	6.1%

Operating expenses	91,671	85,490	6,181	7.2%

Gross margin	$18,917	$18,776	$141	0.8%

Gross margin percent	17.1%	18.0%

The increase in same-unit revenue was primarily attributable to increases in the Company’s employee benefits, property and casualty, payroll, and retirement plan consulting businesses, offset by a decrease in the life insurance business. Employee benefit revenues increased $1.1 million, or 2.4%, due to strong client retention and growth from new clients in 2014 as well as an increase in volume-based carrier bonus payments. Property and casualty revenues increased $0.4 million, or 2.4%, primarily due to strong performance within the specialty program businesses and an increase in volume-based carrier bonus payments. Payroll business revenues increased $0.5 million, or 3.1%, mainly due to pricing increases for core services, coupled with an increase in processing volume for payroll and related services. Retirement consulting revenues increased $0.5 million, or 3.3%, due to favorable equity market conditions as advisory fees are typically earned on plan asset balances, which have grown over the prior year. These increases were partially offset by a decline in the life insurance business of $0.2 million, or 8.0%, due to the decline in average case size written.

The growth in revenue from acquisitions was provided by:

•	Associated Insurance Agents, a property and casualty and employee benefits business located in Minneapolis, Minnesota, that was acquired in the second quarter of 2013.

•	Clearview National Partners, Inc., an employee benefits broker located in Waltham, Massachusetts, that was acquired in the first quarter of 2014.

•	Centric Insurance Agency, a property and casualty firm located in New Providence, New Jersey, that was acquired in the first quarter of 2014.

•	Tegrit Group, LLC, a retirement plan services business located in Akron, Ohio, that was acquired in the second quarter of 2014.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 81.9% and 82.4% of total operating expenses for the six months ended June 30, 2014 and 2013, respectively. Excluding costs related to the acquired businesses of $1.4 million, personnel costs increased approximately $3.0 million, primarily due to higher commissions paid out to producers relating to new revenue growth in employee benefits, property and casualty, payroll, and retirement plan services. Occupancy costs are relatively fixed and were $5.6 million for the six months ended June 30, 2014 and 2013, excluding the costs of the acquired businesses of $0.2 million in 2014.

National Practices

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)

Same-unit revenue	$14,703	$14,700	$3	—

Operating expenses	13,318	13,825	(507)	(3.7)%

Gross margin	$1,385	$875	$510	58.3%

Gross margin percent	9.4%	6.0%

Same-unit revenue for the six months ended June 30, 2014 and 2013 was flat. Revenue increased slightly from services provided to CBIZ’s largest client, Edward Jones, under its cost-plus contract, but was offset by a slight decline in revenues in the health consulting business. Costs related to the merger and acquisitions business that was sold December 31, 2013 have not been incurred in 2014, thus the decrease in operating expenses and the increase in gross margin for the National Practices operating segment.

Financial Condition

Total assets were $910.9 million at June 30, 2014, an increase of $13.4 million versus December 31, 2013. Current assets of $328.4 million exceeded current liabilities of $225.8 million by $102.6 million at June 30, 2014.

Cash and cash equivalents increased by $3.2 million to $3.9 million at June 30, 2014 from December 31, 2013. Restricted cash was $23.2 million at June 30, 2014, an increase of $1.1 million from December 31, 2013. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority regulated business and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net, were $179.1 million at June 30, 2014, an increase of $36.0 million from December 31, 2013, and days sales outstanding (“DSO”) from continuing operations was 86 days, 74 days and 80 days at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. DSO represents accounts receivable, net and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $14.2 million and $14.4 million at June 30, 2014 and December 31, 2013, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

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

Property and equipment, net, decreased by $0.2 million to $19.0 million at June 30, 2014 from $19.2 million at December 31, 2013. The decrease is primarily the result of depreciation expense of $2.5 million, partially offset by net additions of $2.3 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $29.9 million at June 30, 2014 from December 31, 2013. This increase is comprised of additions to goodwill of $26.5 million and additions to intangible assets of $11.3 million resulting from acquisitions and contingent purchase price adjustments, partially offset by $7.3 million of amortization expense and the write-off of $0.6 million of goodwill resulting from the sale of a discontinued operation.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $57.8 million and $52.0 million at June 30, 2014 and December 31, 2013, respectively. The increase in assets of the deferred compensation plan of $5.8 million consisted of net participant contributions of $3.2 million and an increase in the fair value of the investments of $2.6 million for the six months ended June 30, 2014. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accounts payable balances of $44.5 million and $37.5 million at June 30, 2014 and December 31, 2013, respectively, reflect amounts due to suppliers and vendors. Balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $30.5 million and $38.6 million at June 30, 2014 and December 31, 2013, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable – current decreased by $1.2 million to $0.4 million at June 30, 2014 from $1.6 million at December 31, 2013 as a result of guaranteed purchase price payments during the six months ended June 30, 2014 totaling $1.2 million.

Contingent purchase price liabilities (current and non-current) relate to performance-based contingent purchase price liabilities that result from business acquisitions. Contingent purchase price liabilities (current and non-current) increased by $7.6 million at June 30, 2014 from December 31, 2013 due to an increase of $12.0 million from current year business acquisitions and $0.1 million in net present value adjustments to the liabilities. These increases were partially offset by adjustments of $3.0 million to the fair value of the contingency purchase price liabilities and payments of $1.5 million.

Other liabilities (current and non-current) decreased by $0.4 million to $23.1 million at June 30, 2014 from $23.5 million at December 31, 2013. The decrease was primarily attributable to a decrease in legal accruals of $0.9 million due to the payment of claims, partially offset by an increase of $0.4 million related to the accrued lease liability resulting from business acquisitions and new lease agreements at certain locations, and various other minor changes to certain liability accounts that net to an insignificant change.

Income taxes payable - current was $5.0 million and $25 thousand at June 30, 2014 and December 31, 2013, respectively. Income taxes payable - current at June 30, 2014 and December 31, 2013 primarily represents the provision for current income taxes less estimated tax payments. Income taxes payable – non-current at June 30, 2014 and December 31, 2013 was $4.9 million and $6.2 million, respectively, and represents the accrual for uncertain tax positions.

CBIZ’s 2006 Notes and 2010 Notes are carried at face value less unamortized discount. The $1.5 million increase in the carrying value of the convertible notes at June 30, 2014 compared to December 31, 2013 represents amortization of the discount, which is recognized as non-cash interest expense in the consolidated statements of comprehensive income. The convertible notes are further disclosed in Note 5 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s credit facility increased $32.7 million to $81.2 million at June 30, 2014 from $48.5 million at December 31, 2013. This increase was primarily attributable to approximately $28.6 million used related to acquisitions and earnouts, $11.8 million for the repurchase of approximately 1.4 million of CBIZ common stock, and $2.3 million for capital expenditures. Partially offsetting these increases was cash provided by operating activities of $5.2 million for the six months ended June 30, 2014.

Stockholders’ equity increased by $24.7 million to $399.1 million at June 30, 2014 from $374.4 million at December 31, 2013. The increase was primarily attributable to net income of $23.4 million, CBIZ’s stock award programs, which contributed $10.0 million, the issuance of $3.0 million in common shares related to business acquisitions and contingent payments related to prior acquisitions, and $0.1 million to adjust the fair value of CBIZ’s investments in corporate and municipal bonds which is included in accumulated other comprehensive loss. These increases were partially offset by $11.8 million related to the repurchase of 1.4 million shares of CBIZ common stock, which includes open market share repurchase activity of 1.3 million shares at a cost of $10.7 million and shares repurchased in conjunction with the settlement of restricted stock transactions of 0.1 million shares at a cost of $1.1 million.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $400 million unsecured credit facility.

Effective July 28, 2014, CBIZ replaced its $275 million unsecured credit facility with a new $400 million unsecured credit facility with Bank of America as agent for a group of eight participating banks. The new credit facility, which expires in July 2019, will enable the Company to lower its borrowing costs and simplify its capital structure. The new credit facility will provide CBIZ the flexibility to refinance its 2010 Notes due October 1, 2015, and will also allow for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock.

Under the $275 million credit facility that existed at June 30, 2014, CBIZ was required to meet certain financial covenants with respect to (i) minimum net worth; (ii) maximum total and senior leverage ratios; and (iii) a minimum fixed charge coverage ratio. CBIZ believes it was in compliance with its covenants as of June 30, 2014. At June 30, 2014, CBIZ had $81.2 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $4.4 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $58.6 million at June 30, 2014.

Effective July 7, 2014, CBIZ repurchased $17.4 million of its 2010 Notes in a privately negotiated transaction. This transaction will result in a decrease of approximately $0.4 million in interest expense for the remainder of 2014 and a non-operating charge of approximately $0.8 million in the third quarter of 2014 representing the loss on the transaction.

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

Sources and Uses of Cash

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013
Total cash provided by (used in):
Operating activities	$5,154	$13,883
Investing activities	36,243	30,902
Financing activities	(38,220)	(44,497)

Increase in cash and cash equivalents	$3,177	$288

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

For the six months ended June 30, 2014, net cash provided by operating activities was $5.2 million and primarily consisted of net income of $23.4 million, non-cash adjustments to net income of $14.0 million and a net loss on the sale of operations and discontinued operations transactions of $0.7 million. Partially offsetting these sources of cash were changes in working capital items of $33.5 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the discount on convertible notes and deferred financing fees, stock based compensation expense, deferred income tax expense, and adjustments to contingent purchase price liabilities. Net changes in working capital were primarily due to an increase in accounts receivable due to an increase in revenues and days sales outstanding and an increase in accrued personnel costs due to the timing of payments. These were partially offset by an increase in accounts payable due to the Company’s efforts to manage payables, and income taxes payable resulting from the timing of payments. Cash provided by discontinued operations was $0.6 million.

For the six months ended June 30, 2013, net cash provided by operating activities was $13.9 million and primarily consisted of net income of $27.5 million and non-cash adjustments to net income of $14.2 million. Partially offsetting these sources of cash were changes in working capital items of $26.3 million and a net gain on the sale of operations and discontinued operations transactions of $4.8 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, amortization of the discount on convertible notes and deferred financing fees, stock based compensation expense, deferred income tax expense, and adjustments to contingent purchase price liabilities. Net changes in working capital were primarily due to an increase in accounts receivable due to an increase in revenues and days sales outstanding, partially offset by an increase in income taxes payable resulting from the timing of payments. Cash provided by discontinued operations was $3.3 million.

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

Cash provided by investing activities during the six months ended June 30, 2014 primarily consisted of net activity related to funds held for clients of $62.7 million and proceeds from the receipt of payments on notes receivable of $0.9 million. These sources of cash were partially offset by $24.7 million of net cash used for acquisitions and contingent payments on prior acquisitions, capital expenditures of $2.3 million and payments resulting from adjustments to the sale of discontinued operations of $0.3 million.

During the six months ended June 30, 2013, cash provided by investing activities primarily consisted of net activities related to funds held for clients of $37.8 million, proceeds from the sale of divested and discontinued operations of $0.1 million and proceeds from the receipt of payments on notes receivable of $0.1 million. These sources of cash were partially offset by cash used related to business acquisitions and contingent payments on prior acquisitions of $4.0 million and capital expenditures of $2.8 million. Cash used by discontinued operations was $0.3 million.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, payments of contingent consideration included as part of the initial measurement of businesses acquired, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, net change in client fund obligations, and proceeds from the exercise of stock options.

Net cash used in financing activities during the six months ended June 30, 2014 was primarily due to a decrease in client fund obligations of $62.7 million, $11.8 million used to repurchase shares of CBIZ common stock, $2.6 million in guaranteed and contingent payments included as part of the initial measurement of prior business acquisitions, and payment on debt acquired from acquisitions of $1.2 million. These uses of cash were partially offset by $32.7 million in net borrowings from the credit facility and $7.4 million in proceeds from the exercise of stock options, including the related tax benefits.

Net cash used in financing activities during the six months ended June 30, 2013 was primarily due to a decrease in client fund obligations of $37.8 million, net payments on the credit facility of $4.9 million, payments for contingent consideration included as part of the initial measurement of prior business acquisitions of $1.1 million, and $0.8 million used to repurchase shares of CBIZ common stock.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations at June 30, 2014 for the next five years and thereafter is set forth below (in thousands):

	Total	2014 (1)	2015	2016	2017	2018	Thereafter

Convertible notes (2)	$130,750	$17,350	$112,650	$750	$—	$—	$—

Interest on convertible notes	8,285	2,758	5,515	12	—	—	—

Credit facility (3)	81,200	—	—	—	—	—	81,200

Income taxes payable (4)	9,816	4,951	4,865	—	—	—	—

Notes payable	374	374	—	—	—	—	—
Contingent purchase price liabilities (5)	32,796	9,165	12,409	8,680	2,542	—	—
Restructuring lease obligations (6)	3,933	601	1,239	1,135	451	467	40
Non-cancelable operating lease obligations (6)	144,009	16,033	30,362	28,190	22,654	17,811	28,959
Letters of credit in lieu of cash security deposits	2,516	250	—	835	—	1,386	45
Performance guarantees for non-consolidated affiliates	1,934	—	1,934	—	—	—	—
License bonds and other letters of credit	1,761	354	1,379	8	10	10	—

Total	$417,374	$51,836	$170,353	$39,610	$25,657	$19,674	$110,244

(1)	Represents contractual obligations from July 1, 2014 to December 31, 2014.
(2)	Represents $130 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of such notes on June 1, 2016 and can be redeemed by the Company at anytime. On July 7, 2014, CBIZ repurchased $17.4 million of its 2010 Notes, thus reducing the total outstanding 2010 Notes balance that are due in 2015 to $112.6 million.
(3)	On July 28, 2014, CBIZ entered into a new credit facility agreement which will extend the maturity date to 2019. Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(4)	Does not reflect $5.3 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.
(5)	Represents contingent earnout liability that is expected to be paid over the next four years resulting from business acquisitions.
(6)	Excludes cash expected to be received under subleases.

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

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.9 million at June 30, 2014 and December 31, 2013. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.5 million at June 30, 2014 and December 31, 2013. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2014 and December 31, 2013 totaled $1.8 million and $2.4 million, respectively.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2014, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.

Interest Rate Risk Management

CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At June 30, 2013, CBIZ had an interest rate swap with a notional amount of $40.0 million, of which $15.0 million expired in June 2014, resulting in a notional amount of $25.0 million at June 30, 2014, which will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

At June 30, 2014, CBIZ had $130.0 million in 2010 Notes, before discount, bearing a fixed interest rate of 4.875% that will mature on October 1, 2015 and may not be converted before July 31, 2015. On July 7, CBIZ repurchased $17.4 million of its 2010 Notes, leaving a balance of $112.6 million outstanding after the transaction. This transaction was settled on July 10, 2014. CBIZ believes the fixed nature of these borrowings mitigates its interest rate risk.

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

Valuation of Goodwill

Goodwill impairment testing between annual testing dates may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2013. There was no goodwill impairment during the year ended December 31, 2013 or during the six months ended June 30, 2014.

CBIZ reviewed the significant assumptions that it used in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions and other qualitative factors that impact various economic indicators that are utilized in assessing fair value. Based on these analyses and the lack of any other evidence or significant event, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the six months ended June 30, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. ASU 2014-09 will require entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 31, 2016, including interim periods. CBIZ will have the option to apply the provisions of ASU 2014-09 either retrospectively to each reporting period presented, or retrospectively with the cumulative effect of applying this standard at the date of initial application. Early adoption is not permitted. CBIZ is currently evaluating the method and impact of the adoption of ASU 2014-09 will have on the CBIZ’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at June 30, 2014 was $81.2 million. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2014, interest expense would increase or decrease approximately $0.6 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At June 30, 2014, CBIZ had an interest rate swap with a $25.0 million notional amount, which will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

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

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding certain legal proceedings in which CBIZ is involved is incorporated by reference from Note 6 – Commitments and Contingencies, Notes to the Company’s Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC. These risks could materially and adversely affect the business, financial condition and results of operations CBIZ.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent sales of unregistered shares

On June 30, 2014, in connection with the acquisition of Tegrit, CBIZ paid cash and issued 105,288 shares of common stock to acquire substantially all of the assets of the company. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act. See Note 12 of the accompanying consolidated financial statements for more information regarding acquisitions.

(c)	Issuer purchases of equity securities

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan, which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 13, 2014, CBIZ’s Board of Directors authorized a Share Repurchase Plan that authorized the purchase of up to 5.0 million shares of CBIZ common stock. The Share Repurchase Plan was effective beginning April 1, 2014 and expires one year from the effective date. The Share Repurchase Plan does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

Shares repurchased during the three months ended June 30, 2014 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Second Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)

April 1 – April 30, 2014	151	$8.63	151	4,849
May 1 – May 31, 2014	782	$8.50	782	4,067
June 1 – June 30, 2014	—	—	—	4,067

Total second quarter purchases	933	$8.52	933

(1)	CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.

(2)	Includes shares withheld from employees to satisfy certain tax obligations due in connection with restricted stock granted under the 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan.
(3)	Average price paid per share includes fees and commissions.
(4)	Amounts in this column represent the shares available to be repurchased, pursuant to the Share Repurchase Plan. Effective April 1, 2014, the shares available to be purchased was reset to 5.0 million pursuant to the Share Repurchase Plan authorized on February 13, 2014, which will expire one year from the effective date.

According to the terms of CBIZ’s old and new credit facilities, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 8 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013 for a description of working capital restrictions and limitations on the payment of dividends.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Credit Agreement dated as of July 28, 2014 by and among CBIZ, Inc., Bank of America, N.A., as agent, lender, issuing bank, and the other financial institutions from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated August 1, 2014, and incorporated herein by reference).

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	August 8, 2014	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer